Form 10-Q
period 1996-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 1996-05-15
CIK 885568

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to

                        Commission file number 33-46795

                        OLD DOMINION ELECTRIC COOPERATIVE
             (Exact Name of Registrant as Specified in Its Charter)

               VIRGINIA                                23-7048405
        (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)              Identification No.)

4201 Dominion Boulevard, Glen Allen, Virginia            23060
(Address of Principal Executive Offices)               (Zip Code)

                                          ----------

                                 (804) 747-0592
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX

                                                                                  Page
                                                                                 Number
PART I.  Financial Information

Item 1.   Financial Statements

             Consolidated Balance Sheets - March 31, 1996 (Unaudited)
              and December 31, 1995                                                  3

             Consolidated Statements of Revenues, Expenses and
              Patronage Capital (Unaudited) - Three Months Ended
              March 31, 1996 and 1995                                                5

             Consolidated Statements of Cash Flows (Unaudited) - Three
              Months Ended March 31, 1996 and 1995                                   6

             Notes to Consolidated Financial Statements                              7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                             8


PART II.  Other Information

Item 1.   Legal Proceedings                                                         12

Item 6.   Exhibits and Reports on Form 8-K                                          12


Signature                                                                           13

Exhibit Index                                                                       14


                             OLD DOMINION ELECTRIC COOPERATIVE
                             PART I. FINANCIAL INFORMATION

                             ITEM 1. FINANCIAL STATEMENTS
                              CONSOLIDATED BALANCE SHEETS

                                                 MARCH 31,         DECEMBER 31,
                                                    1996              1995

                                                 -----------       -----------
                                                        (IN THOUSANDS)
ASSETS: .........................................   (UNAUDITED)            (*)
Electric Plant:

  In service ....................................   $   853,782    $   588,636
  Less accumulated provision for depreciation ...       (72,899)       (68,738)
                                                    -----------    -----------
                                                        780,883        519,898

  Nuclear fuel, at amortized cost ...............         7,966          6,026
  Plant acquisition adjustment, at amortized cost        26,343         26,860
  Construction work in progress .................        11,420        269,554
                                                    -----------    -----------
     Net Electric Plant .........................       826,612        822,338
                                                    -----------    -----------
Decommissioning Fund ............................        36,025         36,118
Other Investments and Funds .....................       151,258         58,809
Current Assets:

  Cash and cash equivalents .....................        82,468         63,670
  Note Receivable ...............................        15,075         13,793
  Receivables ...................................        35,478         35,255
  Fuel Stock ....................................         2,755          3,189
  Materials and supplies, at average cost .......         4,893          4,971
  Prepayments ...................................         1,848          1,069
  Deferred energy ...............................           989            463
                                                    -----------    -----------
     Total Current Assets .......................       143,506        122,410
                                                    -----------    -----------
Deferred Charges ................................        29,134         29,575
Other Assets ....................................        10,449          9,696
                                                    -----------    -----------
     Total Assets ...............................   $ 1,196,984    $ 1,078,946
                                                    ===========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1995, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                           OLD DOMINION ELECTRIC COOPERATIVE

                              CONSOLIDATED BALANCE SHEETS

                                           MARCH 31,         DECEMBER 31,
                                              1996              1995

                                           -----------       -----------
                                                  (IN THOUSANDS)

CAPITALIZATION AND LIABILITIES: .........   (UNAUDITED)         (*)
Capitalization:

  Patronage capital .....................   $  175,705   $  172,513
  Long-term debt ........................      808,061      738,974
                                            ----------   ----------
     Total Capitalization ...............      983,766      911,487
                                            ----------   ----------
Current Liabilities:

  Long-term debt due within one year ....       18,032       18,385
  Notes payable .........................         --          8,700
  Accounts payable ......................       84,802       62,954
  Construction contract payable .........       23,063       22,541
  Accrued interest ......................       19,843        5,020
  Accrued taxes .........................          672          113
  Other .................................        3,220        3,856
                                            ----------   ----------
     Total Current Liabilities ..........      149,632      121,569
                                            ----------   ----------
Decommissioning Reserve .................       36,025       36,118
Other Liabilities and Deferred Credits ..       27,561        9,772
Committments and Contingencies...........
                                            ----------   ----------
     Total Capitalization and Liabilities   $1,196,984   $1,078,946
                                            ==========   ==========


   The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1995, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                         CONSOLIDATED STATEMENTS OF REVENUES,
                      EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,

                                                 ---------------------------
                                                    1996              1995
                                                 -----------       ---------
                                                        (IN THOUSANDS)

Operating Revenues:

  Sales to members ...............................   $  99,129    $  94,022
  Sales to non-members ...........................           2         --
                                                     ---------    ---------
                                                        99,131       94,022
                                                     ---------    ---------
Operating Expenses:
  Operation-

    Fuel .........................................       8,650        1,641
    Purchased power ..............................      67,967       70,521
    Other ........................................       2,335        1,409
                                                     ---------    ---------
                                                        78,952       73,571
  Maintenance ....................................       2,082        1,850
  Administrative and general .....................       3,782        2,909
  Depreciation and amortization ..................       4,663        2,223
  Decommissioning cost ...........................         170          170
  Taxes other than income taxes ..................       1,710        1,095
                                                     ---------    ---------
       Total Operating Expenses ..................      91,359       81,818
                                                     ---------    ---------
Operating Margin .................................       7,772       12,204
                                                     ---------    ---------

Other Income .....................................       5,764         --
                                                     ---------    ---------

Investment Income:

  Interest .......................................       1,654        1,677
  Other ..........................................         239           70
                                                     ---------    ---------
       Total Investment Income ...................       1,893        1,747
                                                     ---------    ---------

Interest Charges:

  Interest on long-term debt, net ................      15,864       15,704
  Other ..........................................          93           42
  Allowance for borrowed funds used during
    construction .................................      (3,720)     (10,249)
                                                     ---------    ---------
       Net Interest Charges ......................      12,237        5,497
                                                     ---------    ---------
Net Margin .......................................       3,192        8,454
Patronage Capital-beginning of period ............     172,513      138,485
                                                     ---------    ---------
Patronage Capital-end of period ..................   $ 175,705    $ 146,939
                                                     =========    =========


   The accompanying notes are an integral part of the consolidated financial statements.

                           OLD DOMINION ELECTRIC COOPERATIVE

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           -----------------------------
                                                              1996              1995
                                                           -----------       -----------
                                                                  (IN THOUSANDS)

Cash Provided By Operating Activities:

  Net margin ..............................................   $   3,192    $   8,454
  Adjustments to reconcile net margin to net cash
   provided by operating activities:

    Depreciation ..........................................       4,115        1,681
    Amortization of plant acquisition adjustment ..........         517          516
    Amortization of nuclear fuel ..........................       1,060        1,198
    Decommissioning cost ..................................         170          170
    Amortization of debt discount .........................         243          106
    Amortization of other debt costs ......................         309          311
    Amortization of deferred charges and other assets .....          28           24
    Gain from lease transactions ..........................      (5,852)        --
    Changes in Current Assets and Current Liabilities:

      Notes receivables ...................................      (1,282)        --
      Receivables .........................................        (223)         191
      Fuel stock ..........................................         434         --
      Materials and supplies ..............................          78          (18)
      Prepayments .........................................        (779)        (212)
      Notes payable .......................................      (8,700)        --
      Accounts payable ....................................      21,848        6,202
      Deferred energy .....................................        (526)         570
      Accrued expenses ....................................      15,382       16,953
      Other ...............................................        (636)         (82)
    (Increase) decrease in deferred charges ...............         160         (130)
    Decrease (increase) in other assets ...................        (809)         110
    Increase (decrease) in other liabilities ..............      23,641            6
                                                              ---------    ---------
       Net Cash Provided By Operating Activities ..........      52,370       36,050
                                                              ---------    ---------

Cash Provided By (Used For) Financing Activities:

  Additions to long-term debt .............................      23,884         --
  Obligations under long-term lease .......................      51,498         --
  Reductions of long-term debt ............................      (6,891)        (316)
                                                              ---------    ---------
       Net Cash Provided By (Used For) Financing Activities      68,491         (316)
                                                              ---------    ---------

Cash Used For Investing Activities:

  Additions to electric plant .............................      (9,438)     (23,613)
  Decommissioning fund deposits ...........................        (170)        (170)
  Additions to other investments and funds, net ...........     (92,449)      (1,498)
  Retirement work in progress .............................          (6)          42
                                                              ---------    ---------
       Net Cash Used For Investing Activities .............    (102,063)     (25,239)
                                                              ---------    ---------
  Net Increase in Cash and Cash Equivalents ...............      18,798       10,495
  Beginning of Period Cash and Cash Equivalents ...........      63,670       66,678
                                                              ---------    ---------
  End of Period Cash and Cash Equivalents .................   $  82,468    $  77,173
                                                              =========    =========


   The accompanying notes are an integral part of the consolidated financial statements.




                        OLD DOMINION ELECTRIC COOPERATIVE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   In the opinion of the management of Old Dominion  Electric  Cooperative
     ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of March 31, 1996, and its consolidated results of operations and cash flows for the three months ended March 31, 1996 and 1995. The consolidated results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1995 Annual Report on Form
     10-K filed with the Securities and Exchange Commission (the "SEC").

2.   Old Dominion and 10 of its 12 member distribution  systems have established an affiliate, CSC Services,  Inc. ("CSC"), to explore alternative  business opportunities on behalf of the  cooperatives.  CSC has invested,  with three other  participants,  in Seacoast Power LLC,  whose  wholly-owned
     subsidiary,   Seacoast,  Inc.  ("Seacoast"),  has  executed  a six-month power sales contract with INECEL, the state-owned  electric utility in
     Ecuador. CSC,  through a wholly-owned  affiliate,  together with the three other  participants  in Seacoast  Power LLC, have formed Power  Ventures
     LLC (Power  Ventures LLC,  together with its  affiliates,  referred to as
     "Power  Ventures").  Power  Ventures owns the generating assets necessary to fulfill the power sales contract  between Seacoast and INECEL.  Under the terms of the  contract,  INECEL is  obligated  to make  monthly payments  for energy available,  as well as fuel used, by Seacoast.  Due to contract disputes,  INECEL has not yet  remitted  contract  payments of approximately  $1.3  million  and $3.2  million for February  and March
     1996,  respectively.  Accordingly,  Seacoast  has stopped  generating energy until the disputes  are resolved and past due payments are received.  Seacoast is attempting  to enforce the  contract  and is actively  working with INECEL to resolve the contract issues in dispute and to renegotiate a new, longer term power sales contract.

3.   On March 31, 1996,  Old Dominion  loaned  approximately  $15.1 million to
     Seacoast. This amount, together with other amounts loaned to Seacoast Power LLC by the other participants in Power Ventures
     LLC, was used to fund capital investment in the generating assets owned by Power Ventures and to fund operating expenses. The note from Seacoast is payable in 90 days at an interest rate of 6.6% and is payable from the share of the profits generated by the operations and activities of Power Ventures that ultimately accrue to the benefit of Old Dominion and its members. This note replaces the $13.8 million note from Seacoast dated December 31, 1995. Management believes that the disputes referred to in Note 2 will be resolved, and the note is collectible.

4. On March 27, 1996, the Construction Management Committe approved a motion declaring the Clover Power Station Unit 2 commercial as of 00:01, Thursday,
     March 28, 1996.


                        OLD DOMINION ELECTRIC COOPERATIVE

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Operating Revenues. Old Dominion's operating revenues are derived from power sales to its Members. Revenues from sales to Members are a function of the requirement for power by the Members' consumers and Old Dominion's cost of service in meeting that requirement. The major factors affecting Members' consumers' demand for power are the growth in the number of consumers and seasonal weather fluctuations.

    The following table illustrates the increases (decreases) in operating revenues by component:

                                                         Three Months
                                                             Ended
                                                           March 31,
                                                         1996 vs 1995
                                                        (in thousands)

              Sales to Members:
                Power sales volume                        $12,732
                Blended rates                                (837)
                Fuel adjustment revenue                    (3,538)
                Margin stabilization plan adjustment       (3,250)
                                                         $  5,107

  Operating revenues for the three month period ended March 31, 1996 increased as compared to the same period in 1995 primarily due to an 11.4% increase in demand sales and a 13.4% increase in energy sales. These increases were the result of the severe weather experienced in February and below normal temperatures in March. Old Dominion's demand and energy sales for the three months ended March 31, 1996, were 4,297,723 MW and 2,117,939 MWh, respectively.
Old Dominion's demand and energy sales for the three months ended March 31, 1995 were 3,815,963 MW and 1,866,566 MWh, respectively. The increases in demand and energy sales were partially off-set by a $3.5 million decrease in fuel adjustment revenue and a $3.3 million change in the margin stabilization plan adjustment.

    Operating Expenses. Old Dominion has an 11.6% ownership interest in the North Anna Nuclear Power Station ("North Anna"). While nuclear power plants, such as North Anna, generally have relatively high fixed costs, such facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear power plants, including Old
Dominion, incur the embedded fixed costs of these facilities whether or not the units operate. When North Anna is off-line, Old Dominion must purchase replacement power that is more costly. Any change in the amount of Old
Dominion's energy output from North Anna displaces or is replaced by higher cost supplemental energy purchases from Virginia Electric and Power Company
("Virginia Power"). As a result, Old Dominion's operating expenses, and therefore its rates to the Members, are significantly impacted by the operation of North Anna.

    North Anna capacity factors for 1996 and 1995 were as follows:

                                            Three Months Ended
                                                 March 31,
                                           1996          1995
                   Unit 1                    54.7%        98.4%
                   Unit 2                   101.1         76.4
                   Combined                  78.0         87.3

    During the first quarter of 1996 North Anna Unit 1 was off-line 30 days for scheduled maintenance and refueling. Unit 2 was not off-line during the first quarter of 1996. During the three month period ended March 31, 1995, North Anna
Unit 1 was off-line one day for unscheduled maintenance and Unit 2 was off-line seven days due to the scheduled shutdown for the refueling and steam generator replacement project, which began on March 25, 1995.

    On March 27, 1996, the Construction Management Committee approved a motion declaring the Clover Power Station Unit 2 commercial as of 00:01, Thursday,
March 28, 1996, four days ahead of schedule. Clover Power Station Unit 1 was declared commercial as of 00:01, Saturday, October 7, 1995.

    Old Dominion's energy supply for 1996 and 1995 was as follows:

                                                 Three Months Ended
                                                      March 31,
                                             1996                  1995
                                        (MWh)              (MWh)

North Anna                             353,599    16.1%     395,897     20.5%
Clover                                 470,800    21.5             -      -
Purchased Power:
  Virginia Power                       844,395    38.4    1,102,126     57.2
  Delmarva Power                       198,892     9.1      184,463      9.6
  PSE&G & Others                       280,632    12.8      213,530     11.1
  Other                                 46,471     2.1       30,626      1.6
                                   ----------- -------  -----------  -------
    Total Available Energy           2,194,789   100.0%   1,926,642    100.0%
                                     =========   =====    =========    =====



    Fuel costs increased during the first quarter of 1996 as compared to the first quarter of 1995 primarily because Clover Unit 1 was in operation for the entire quarter and Unit 2 came on-line March 28, 1996.

    Purchased power costs decreased during the first quarter of 1996 as compared to the same period in 1995 primarily because Clover Unit 1 was operating during the quarter and Unit 2 began operating on March 28, 1996. This decrease was off-set by increased purchases due to the severe weather in February and below normal temperatures in March.

    Other operating costs increased in the first three months of 1996 as compared to the same period in 1995 primarily due to an increase in production caused by Clover operations in 1996.

    Maintenance expense increased in the first three months of 1996 as compared to the first three months of 1995 primarily due to Clover Unit 1 operations during the first quarter of 1996 and Unit 2 operations during the last four days of March 1996.

    Administrative and general expenses increased during the first three months of 1996 as compared to 1995 primarily due to Clover Unit 1 being in operation during the quarter. Additionally, Clover Unit 2 came on-line on March 28, 1996.

    Depreciation expense increased in the first quarter of 1996 as compared to the first quarter of 1995 due to Clover Unit 1 being in operation during the quarter and Unit 2 coming on-line on March 28, 1996.

    Other income is the result of recognizing the income from the cross border tax benefit lease, which was entered into in December 1994. The gain from the lease had been deferred with recognition based on Unit 2 going into commercial operation.

    Allowance for borrowed funds used during construction decreased in the first three months of 1996 as compared to the same period of 1995 primarily as a result of Clover Unit 1 being in operation during the first quarter of 1996 and Unit 2 coming on-line on March 28, 1996, four days ahead of schedule.

LIQUIDITY AND CAPITAL RESOURCES

    Operating Activities. Net cash provided by operating activities increased in the first quarter of 1996 as compared to 1995 primarily due to changes between the periods in non-cash working capital, mainly notes receivable, accounts payable, and accrued expenses. Additionally, a substantial increase in other liabilities contributed to the increase in net cash provided by operating activities.

    Financing Activities. On March 1, 1996, Old Dominion finalized a long-term lease transaction with an owner trust for the benefit of First Union National
Bank of Florida ("First Union"). Under the terms of the transaction, Old
Dominion entered into a 49-year capital lease of its interest in Clover Unit 1
(valued at $315.0 million) to First Union, and simultaneously entered into a 22-year lease of the interest back from First Union. As a result of the transaction, Old Dominion received $47.5 million, of which $23.6 was a net cash benefit, which is being recognized in income over the financing lease term, and $23.9 million which was used to retire a portion of Old Dominion's 8.76% First
Mortgage Bonds, Series 1992 A. Concurrent with the retirement of its Series 1992
A Bonds, Old Dominion issued a like amount of zero coupon First Mortgage Bonds, Series 1996 A with an effective interest rate of 7.06%. The lease transaction increased long-term debt and other investments and funds by $51.5 million and $99.0 million, respectively.

    Investing Activities. Net cash used for investing activities increased primarily as a result of an increase in investments and funds which resulted from the long-term lease transaction with an owner trust for the benefit of First Union.

OTHER MATTERS

Old Dominion and 10 of its 12 member distribution systems have established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. CSC has invested, with three other participants, in Seacoast Power LLC, whose wholly-owned subsidiary, Seacoast, Inc. ("Seacoast"), has executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. CSC, through a wholly-owned affiliate, together with the three other participants in Seacoast Power LLC, have formed Power Ventures LLC (Power Ventures LLC, together with its affiliates, referred to as "Power Ventures"). Power Ventures owns the generating assets necessary to fulfill the power sales contract between Seacoast and INECEL. Under the terms of the contract, INECEL is obligated to make monthly payments for energy available, as well as fuel used, by Seacoast. Due to contract disputes, INECEL has not yet remitted contract payments of approximately $1.3 million and $3.2 million for February and March 1996, respectively. Accordingly, Seacoast has stopped generating energy until the disputes are resolved and past due payments are received. Seacoast is attempting to enforce the contract and is actively working with INECEL to resolve the contract issues in dispute and to renegotiate a new, longer term power sales contract with INECEL.

On March 31, 1996, Old Dominion loaned approximately $15.1 million to Seacoast.
This amount, together with other amounts loaned to Seacoast Power LLC by the other participants in Power Ventures LLC, was used to fund capital investment in the generating assets owned by Power Ventures and to fund operating expenses.
The note from Seacoast is payable in 90 days at an interest rate of 6.6% and is payable from the share of the profits generated by the operations and activities of Power Ventures that accrue to the benefit of Old Dominion and its members.
The note replaces the $13.8 million note from Seacoast dated December 31, 1995.
Management believes that the dispute referred to in Note 2 will be resolved and the note is collectible.




                        OLD DOMINION ELECTRIC COOPERATIVE

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

            Other than certain legal proceedings arising out of the ordinary course of business, which the management of Old Dominion believes will not have a material adverse impact on the results of operations or financial condition of Old Dominion, there is no other litigation pending or threatened against Old Dominion.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         27.  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.




                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           OLD DOMINION ELECTRIC COOPERATIVE
                                                      Registrant

Date:  May 15, 1996                            /s/ Daniel  M. Walker
                                       --------------------------------------
                                                    Daniel M. Walker
                                      Vice President of Accounting and Finance
                                               (Chief Financial Officer)




                                  EXHIBIT INDEX

Exhibit                                                       Page
Number                 Description of Exhibit                Number

 27           Financial Data Schedule.


