Form 10-Q
period 1996-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 1996-08-14
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                    FORM 10-Q

(Mark One)

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX

                                                                           Page
                                                                          Number

PART I.  Financial Information

Item 1.     Financial Statements

               Consolidated Balance Sheets - June 30, 1996 (Unaudited)
                and December 31, 1995                                          3

               Consolidated Statements of Revenues, Expenses and
                Patronage Capital (Unaudited) - Three and Six Months Ended
                June 30, 1996 and 1995                                         5

               Consolidated Statements of Cash Flows (Unaudited) - Six
                Months Ended June 30, 1996 and 1995                            6

               Notes to Consolidated Financial Statements                      7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      8


PART II.  Other Information

Item 1.   Legal Proceedings                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                     12


Signature                                                                     13

Exhibit Index                                                                 14

                       OLD DOMINION ELECTRIC COOPERATIVE
                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS

                                                June 30,         December 31,
                                                  1996               1995
                                              --------------     -------------
                                                      (in thousands)
ASSETS:                                         (unaudited)                 (*)
Electric Plant:
  In service                                   $    857,618     $      588,636
  Less accumulated depreciation                     (78,457)           (68,738)
                                              --------------     -------------
                                                    779,161            519,898
  Nuclear fuel, at amortized cost                     6,772              6,026
  Plant acquisition adjustment,
      at amortized cost                              25,825             26,860
  Construction work in progress                      11,839            269,554
                                              --------------     -------------
     Net Electric Plant                             823,597            822,338
                                              --------------     -------------
Decommissioning Fund                                 36,487             36,118
Other Investments and Funds                          95,897             58,809
Current Assets:
  Cash and cash equivalents                          58,704             63,670
  Note receivable                                    16,315             13,793
  Receivables                                        32,580             35,255
  Fuel stock                                          3,736              3,189
  Materials and supplies, at average cost             5,227              4,971
  Prepayments                                           821              1,069
  Deferred energy                                         -                463
                                              --------------     -------------
     Total Current Assets                           117,383            122,410
                                              --------------     -------------
Deferred Charges                                     28,717             29,575
Other Assets                                         11,140              9,696
                                              --------------     -------------
     Total Assets                              $   1,113,221     $   1,078,946
                                              ==============     =============


   The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1995, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                       OLD DOMINION ELECTRIC COOPERATIVE

                          CONSOLIDATED BALANCE SHEETS

                                                June 30,         December 31,
                                                  1996               1995
                                              --------------     -------------
                                                      (in thousands)

CAPITALIZATION AND LIABILITIES:                 (unaudited)                (*)
Capitalization:

  Patronage capital                            $   178,808     $      172,513
  Long-term debt                                   764,846            738,974
                                              --------------     -------------
     Total Capitalization                          943,654            911,487
                                              --------------     -------------
Current Liabilities:

  Long-term debt due within one year                17,670             18,385
  Notes payable                                          -              8,700
  Accounts payable                                  60,934             62,954
  Construction contract payable                     16,060             22,541
  Deferred energy                                    1,480                  -
  Accrued interest                                   4,648              5,020
  Accrued taxes                                      1,327                113
  Other                                              3,731              3,856
                                              --------------     -------------
     Total Current Liabilities                     105,850            121,569
                                              --------------     -------------
Decommissioning Reserve                             36,487             36,118
Other Liabilities and Deferred Credits              27,230              9,772
Commitments and Contingencies
                                              --------------     -------------
     Total Capitalization and Liabilities    $   1,113,221      $   1,078,946
                                              ==============     =============


   The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1995, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                       OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

                                                      Three Months Ended                      Six Months Ended
                                                           June 30,                               June 30,

                                                --------------------------------       --------------------------------
                                                    1996              1995                 1996               1995
                                                --------------    --------------       --------------     -------------
Operating Revenues:
  Sales to members                             $     81,828   $        74,268      $      180,957         $  168,290
  Sales to non-members                                  205                 -                 207                  -
                                                --------------    --------------       --------------     -------------
                                                     82,033            74,268             181,164            168,290
                                                --------------    --------------       --------------     -------------

Operating Expenses:
  Operation-
    Fuel                                             9,950             1,236              18,600               2,877
    Purchased power                                 35,638            51,990             103,605             122,511
    Other                                            6,531             1,719               8,866               3,128
                                                --------------    --------------       --------------     -------------
                                                    52,119            54,945             131,071             128,516
  Maintenance                                        1,808             1,249               3,890               3,099
  Administrative and general                         3,360             2,781               7,142               5,690
  Depreciation and amortization                      6,066             2,231              10,729               4,454
  Decommissioning cost                                 170               170                 340                 340
  Taxes other than income taxes                      1,282             1,057               2,992               2,152
                                                --------------    --------------       --------------     -------------
       Total Operating Expenses                     64,805            62,433             156,164             144,251
                                                --------------    --------------       --------------     -------------
Operating Margin                                    17,228            11,835              25,000              24,039
                                                --------------    --------------       --------------     -------------
Other Income                                             -                 -               5,755                   -
                                                --------------    --------------       --------------     -------------
Investment Income:
   Interest                                          1,099             1,881               2,753               3,558
  Other                                                297                85                 545                 155
                                                --------------    --------------       --------------     -------------
       Total Investment Income                       1,396             1,966               3,298               3,713
                                                --------------    --------------       --------------     -------------

Interest Charges:
  Interest on long-term debt, net                   15,427            16,172               31,291             31,876
  Other                                                 94                85                  187                127
  Allowance for borrowed funds
   used during construction                              -           (10,712)              (3,720)           (20,961)
                                                --------------    --------------       --------------     -------------
       Net Interest Charges                         15,521             5,545               27,758             11,042
                                                --------------    --------------       --------------     -------------
Net Margin                                           3,103             8,256                6,295             16,710
Patronage Capital-beginning of period              175,705           146,939              172,513            138,485
                                                --------------    --------------       --------------     -------------
Patronage Capital-end of period               $    178,808    $      155,195       $      178,808     $      155,195
                                                ==============    ==============       ==============     =============

   The accompanying notes are an integral part of the consolidated financial statements.

                       OLD DOMINION ELECTRIC COOPERATIVE

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                     --------------------------
                                                         1996            1995
                                                     --------------   ---------
                                                             (in thousands)

Cash Provided By Operating Activities:

  Net margin                                          $     6,295     $ 16,710
  Adjustments to reconcile net margin to net cash
   provided by operating activities:
    Depreciation                                            9,990        3,366
    Amortization of plant acquisition adjustment            1,035        1,033
    Amortization of nuclear fuel                            3,118        2,146
    Decommissioning cost                                      340          340
    Amortization of debt costs                              1,380          838
    Amortization of deferred charges and other assets          57           50
    Amortization of lease obligation                        1,204            -
    Gain from lease transactions                           (6,123)           -
    Change in current asssets                                (402)      (2,365)
    Change in current liabilities                          (8,060)      11,639
    Decrease (Increase) in deferred charges                   297       (1,460)
    (Increase) decrease in other assets                    (1,555)       1,616
    Increase (decrease) in other liabilities and
          deferred credits                                 23,581         (571)
                                                           -------     -------
       Net Cash Provided By Operating Activities           31,157       33,342
                                                           -------     -------

Cash Provided By (Used For) Financing Activities:
  Additions to long-term debt                              23,884            -
  Obligations under long-term lease                        51,498            -
  Reductions of long-term debt                            (52,194)      (7,079)
                                                           -------     --------
       Net Cash Provided By (Used For) Financing
         Activities                                        23,188       (7,079)
                                                           -------     --------

Cash (Used For) Provided By Investing Activities:
  Additions to electric plant                             (21,878)     (47,628)
  Decommissioning fund deposits                              (340)        (340)
  (Additions to) reductions of other
        investments and funds, net                        (37,088)      50,320
  Retirement work in progress                                  (5)        (605)
                                                          ---------     -------
       Net Cash (Used For) Provided By Investing
           Activities                                     (59,311)       1,747
                                                          ---------     -------
       Net Change in Cash and Cash Equivalents             (4,966)      28,010
  Beginning of Period Cash and Cash Equivalents            63,670       61,180
                                                          ---------     -------
  End of Period Cash and Cash Equivalents                $ 58,704    $  89,190
                                                          =========     =======


   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of June 30, 1996, and its consolidated results of operations and cash flows for the three months ended June 30, 1996 and 1995. The consolidated results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

2. Old Dominion and 10 of its 12 member distribution systems have established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. CSC has invested, with three other participants, in Seacoast Power LLC, whose wholly-owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. CSC together with the three other participants in Seacoast Power LLC have also formed Power Ventures LLC (Power Ventures LLC, together with its affiliates, is referred to as "Power Ventures"). A subsidiary of Power Ventures owns the generating assets necessary to fulfill the power sales contract with INECEL. Under the terms of the contract, INECEL is obligated to make monthly payments for energy delivered and energy made available, as well as fuel used, by Seacoast. As of July 31, 1996, INECEL has paid approximately $3.0 million for fuel and $0.7 million for energy delivered. However, due to contract disputes, INECEL has not yet remitted contract payments of approximately $16.0 million. Accordingly, Seacoast has stopped generating energy until the disputes are resolved and past due payments are received. Seacoast is attempting to enforce the contract and is actively working with INECEL to resolve the contract issues in dispute and to renegotiate a new, longer term power sales contract.

      As of June 30, 1996, Old Dominion has recorded a note receivable of approximately $16.3 million from Seacoast, which replaces a $15.1 million note dated March 31, 1996, and which consists of cash advances of $15.9 million and accrued interest of $0.4 million. The note is payable in 90 days at an interest rate of 6.6% and is payable from the share of the profits generated by the operations and activities of Power Ventures or Seacoast or both that ultimately accrue to Old Dominion and its members.

      Based on continuing negotiations, a new power sales contract is expected to be signed and the generating units are anticipated to be back in operation in the third quarter of 1996. Until the contract is signed and other uncertainties are resolved, management is unable to determine the impact, if any, on the collectibility of the advances or the accrued interest.

3. Certain reclassifications have been made to the accompanying prior year's consolidated financial statements to conform with the current year's presentation.

                        OLD DOMINION ELECTRIC COOPERATIVE

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Operating Revenues. Old Dominion's operating revenues are derived from power sales to its Members and to non-members. Revenues from sales to Members are a function of the requirement for power by the Members' consumers and Old Dominion's cost of service in meeting that requirement. The major factors affecting Members' consumers' demand for power are the growth in the number of consumers and seasonal weather fluctuations.

     The following table illustrates increases (decreases) in operating revenues by component:

                                   Three Months             Six Months
                                       Ended                   Ended
                                      June 30,                June 30,
                                  1996 vs 1995            1996 vs 1995
                                             (in thousands)
    Sales to Members:

       Power sales volume             $12,832                 $25,581
       Blended rates                     (383)                 (1,238)
       Fuel adjustment revenues        (4,050)                 (7,587)
       Margin stabilization plan
           adjustment                    (839)                 (4,089)
  Sales to Non-members                    205                     207
                                      -------                --------
                                      $ 7,765                 $12,874
                                      =======                 =======


     Operating revenues for the three months ended June 30, 1996, increased as compared to the same period in 1995 primarily due to a 20.7% increase in demand sales. The increase was the result of below normal temperatures in April and a prolonged period of extreme heat in May. Energy sales were 8.9% greater than the second quarter of 1995. Old Dominion's demand sales for the three month periods ended June 30, 1996 and 1995, were 3,455,972 KW and 2,844,703 KW, respectively. Energy sales for the three month periods ended June 30, 1996 and 1995, were 1,672,478 MWh and 1,536,275 MWh, respectively. The increase in operating revenues was partially off-set by a $4.1 million decrease in fuel adjustment revenue.

     Operating revenues for the six month period ended June 30, 1996, increased as compared to the same period in 1995 primarily due to a 15.4% increase in demand sales and an 11.3% increase in energy sales. The increase in demand and energy sales was caused by extreme temperatures in February and May combined with below normal temperatures in March and April. Demand sales for the six month periods ended June 30, 1996 and 1995, were 7,753,695 KW and 6,660,666 KW, respectively. Energy sales for the six month periods ended June 30, 1996 and 1995, were 3,790,417 MWh and 3,402,841 MWh, respectively. The increase in operating revenues was partially off-set by a $7.6 million decrease in fuel adjustment revenues and a $4.1 million change in the margin stabilization plan adjustment.

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

     Old Dominion also holds a 50% undivided interest in the Clover Power Station ("Clover"). Unit 1 went into commercial operation on October 7, 1995 and Unit 2 went into commercial operation on March 28, 1996.

     When either North Anna or Clover is off-line, Old Dominion must purchase replacement power that is more costly. Any change in the amount of Old Dominion's energy output from North Anna or Clover displaces or is replaced by higher cost supplemental energy purchases from Virginia Electric and Power Company ("Virginia Power"). As a result, Old Dominion's operating expenses, and therefore its rates to the Members, are significantly impacted by the operations of North Anna and Clover.

     North Anna and Clover capacity factors for the three and six month periods ended June 30, 1996 and 1995, were as follows:


                                     North Anna                                     Clover
                             Three                 Six                     Three                 Six
                         Months Ended         Months Ended              Months Ended         Months Ended
                           June 30,             June 30,                   June 30,             June 30,
                      ---------------------- ---------------------     --------------------- -------------
                       1996      1995         1996      1995           1996      1995        1996     1995
                      ------    ------       ------    ------        --------   ------      ------   -----
     Unit 1           101.4%    100.5%        78.0%    99.5%           73.0%       -         64.1%       -
     Unit 2           100.8      28.9        101.0     52.5            74.4        -         73.7        -
     Combined         101.1      64.5         89.5     75.9            73.7        -         68.9        -


     During the six month period ended June 30, 1996, North Anna Unit 1 was off-line 30 days due to scheduled maintenance and refueling. Unit 2 has not been off-line in 1996. During the six month period ended June 30, 1995, North Anna Unit 1 was off-line 1 day due to unscheduled maintenance, and Unit 2 was off-line 68 days for refueling and the steam generator replacement project.

     During the six month period ended June 30, 1996, Clover Unit 1 was off-line 30 days for replacement of the burners and repairs to the chimney liner. Unit 2 was off-line 5 days for scheduled maintenance.

     Old Dominion's energy supply for the three and six month periods ended June 30, 1996 and 1995, was as follows:


                                                Three Months Ended                        Six Months Ended
                                                    June 30,                                 June 30,
                                     --------------------------------------    -----------------------------------
                                        1996                     1995            1996                    1995
                                     -------------       -----------------     -------------        --------------
                                       (mWh)                (mWh)                (mWh)               (mWh)
     North Anna                       458,241    26.8%     295,686    18.7%     811,840    20.8%    691,583   19.7%
     Clover                           544,428    31.9            -       -    1,015,228    26.0           -      -
     Purchased Power:

        Virginia Power                318,499    18.7      934,212    59.1    1,162,894    29.8   2,036,338   58.1
        Delmarva Power                 75,602     4.4       79,387     5.0      274,494     7.0     263,850    7.5
        PSE&G Contract                271,350    15.9      245,810    15.6      551,982    14.2     459,340   13.1
        Other                          39,165     2.3       25,013     1.6       85,636     2.2      55,639    1.6
                                  ----------- -------  ----------- -------  ----------- ------- ------------------
          Total Available Energy    1,707,285   100.0%   1,580,108   100.0%   3,902,074   100.0%  3,506,750  100.0%
                                    =========   =====    =========   =====    =========   =====   =========  =====


     Fuel costs increased during the second quarter and the first half of 1996 as compared to the same periods in 1995 primarily because of Clover operations. Unit 1 began operating October 7, 1995 and Unit 2 began operating on March 28, 1996.

     Purchased power costs decreased for the three and six month periods ended June 30, 1996, as compared to the corresponding periods in 1995 primarily because Clover Unit 1 was in operation all year and Unit 2 became operational on March 28, 1996.

     Other operating costs increased in the second quarter and first half of 1996 as compared to the same periods in 1995 primarily due to an increase in production caused by Clover operations in 1996.

     Maintenance, administrative and general, and depreciation expense increased during the second quarter and the first half of 1996 as compared to the same periods in 1995 due to Clover operations in 1996.

     Interest income decreased during the second quarter and the first half of 1996 as compared to the same periods in 1995 primarily due to lower interest rates.

     Other income increased during the three and six month periods ended June 30, 1996, as compared to the same period in 1995 due the recognition of the gain from the cross border lease transaction.

     Allowance for borrowed funds used during construction decreased in the second quarter and first six months of 1996 as compared to 1995 because interest capitalization on the Clover construction ceased as the units went into commercial operation. Clover Unit 1 began operating October 7, 1995 and Unit 2 began operating March 28, 1996.

Liquidity and Capital Resources

     Operating Activities. Net cash provided by operating activities decreased in the six month period ended June 30, 1996, as compared to the same period in 1995 primarily due to a decrease in net margins, the recognition of the non-cash cross border lease gain that was reflected in estimated rates charged to the members and to changes between periods in non-cash working capital accounts, mainly notes payable and accounts payable. These increases were off-set by the deferred gain from the long-term lease transaction.

     Financing Activities. On March 1, 1996, Old Dominion finalized a long-term lease transaction with an owner trust for the benefit of First Union National Bank of Florida ("First Union"). Under the terms of the transaction, Old Dominion entered into a 49-year capital lease of its interest in Clover Unit 1 (valued at $315.0 million) to First Union, and simultaneously entered into a 22-year lease of the interest back from First Union. As a result of the transaction, Old Dominion received $47.5 million, of which $23.6 was a net cash benefit which is being recognized in income over the financing lease term, and $23.9 million which was used to retire a portion of Old Dominion's 8.76% First Mortgage Bonds, Series 1992 A. Concurrent with the retirement of its Series 1992 A Bonds, Old Dominion issued a like amount of zero coupon First Mortgage Bonds, Series 1996 A with an effective interest rate of 7.06%. The lease transaction increased long-term debt and other investments and funds by $51.5 million and $99.0 million, respectively.

     Investing Activities. Net cash used for investing activities increased primarily as a result of an increase in investments and funds which resulted from the long-term lease transaction.

Other Matters

         Old Dominion and 10 of its 12 member distribution systems have established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. CSC has invested, with three other participants, in Seacoast Power LLC, whose wholly-owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. CSC and the three other participants in Seacoast Power LLC have also formed Power Ventures LLC (Power Ventures LLC, together with its affiliates, is referred to as "Power Ventures"). A subsidiary of Power Ventures owns the generating assets necessary to fulfill the power sales contract with INECEL. Under the terms of the contract, INECEL is obligated to make monthly payments for energy delivered and energy made available, as well as fuel used, by Seacoast. As of July 31, 1996, INECEL has paid approximately $3.0 million for fuel and $0.7 million for energy delivered. However, due to contract disputes, INECEL has not yet remitted contract payments of approximately $16.0 million. Accordingly, Seacoast has stopped generating energy until the disputes are resolved and past due payments are received. Seacoast is attempting to enforce the contract and is actively working with INECEL to resolve the contract issues in dispute and to renegotiate a new, longer term power sales contract.

         As of June 30, 1996, Old Dominion has recorded a note receivable of approximately $16.3 million from Seacoast, which replaces a $15.1 million note dated March 31, 1996, and which consists of cash advances of $15.9 million and accrued interest of $0.4 million. The note is payable in 90 days at an interest rate of 6.6% and is payable from the share of the profits generated by the operations and activities of Power Ventures or Seacoast or both that ultimately accrue to Old Dominion and its members

         Based on continuing negotiations, a new power sales contract is expected to be signed and the units are anticipated to be back in operation in the third quarter of 1996. Until the contract is signed and other uncertainties are resolved, management is unable to determine the impact, if any, on the collectibility of the advances or the accrued interest.

Subsequent Event

On July 31, 1996, Old Dominion finalized a long-term lease transaction with an owner trust for the benefit of EPC Corporation ("EPC"), an affiliate of Chrysler Capital Corporation. Under the terms of the transaction, Old Dominion entered into a 53.4-year capital lease of its interest in Clover Unit 2 (valued at $320.0 million) to EPC, and simultaneously entered into a 23.4-year lease of the interest back from EPC. As a result of the transaction, Old Dominion received a net cash benefit of $39.3 million, which is being recognized in income over the financing lease term.






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

Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           27.Financial Data Schedule

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OLD DOMINION ELECTRIC COOPERATIVE
                                                 Registrant

Date:  August 14, 1996                       /s/ Daniel M. Walker
                                             ----------------------
                                                Daniel M. Walker
                                   Vice President of Accounting and Finance
                                           (Chief Financial Officer)

                                EXHIBIT INDEX

Exhibit                                                                Page
Number                     Description of Exhibit                      Number

    27.       Financial Data Schedule