Form 10-Q
period 1996-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 1996-11-12
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -----------

                                    FORM 10-Q

(Mark One)

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       ---            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX


                                                                           Page
                                                                          Number

PART I.  Financial Information

Item 1.  Financial Statements

            Consolidated Balance Sheets - September 30, 1996 (Unaudited)
                and December 31, 1995                                        3

            Consolidated Statements of Revenues, Expenses and
             Patronage Capital (Unaudited) - Three and Nine Months Ended
             September 30, 1996 and 1995                                     5

            Consolidated Statements of Cash Flows (Unaudited) - Nine
             Months Ended September 30, 1996 and 1995                        6

            Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      8


PART II.  Other Information


Item 1.  Legal Proceedings                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12


Signature                                                                   13


Exhibit Index                                                               14

                       OLD DOMINION ELECTRIC COOPERATIVE
                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS

                                                         September 30,        December 31,
                                                              1996               1995
                                                          --------------------------------
                                                                  (in thousands)
                                                          (unaudited)              (*)
ASSETS:
Electric Plant:
  In service .......................................      $   856,062       $   588,636
  Less accumulated depreciation ....................          (82,258)          (68,738)
                                                          -----------       -----------
                                                              773,804           519,898
  Nuclear fuel, at amortized cost ..................            5,505             6,026
  Plant acquisition adjustment, at amortized cost ..           25,308            26,860
  Construction work in progress ....................           16,081           269,554
                                                          -----------       -----------
     Net Utility Plant .............................          820,698           822,338
                                                          -----------       -----------
Decommissioning Fund ...............................           39,055            36,118
Other Investments and Funds ........................          163,997            58,809
Current Assets:
  Cash and cash equivalents ........................           72,237            63,670
  Note receivable, net of allowance of $10.6 million            6,383            13,793
  Receivables, net of allowance of $.4 million .....           30,253            35,255
  Fuel stock .......................................            3,159             3,189
  Materials and supplies, at average cost ..........            5,229             4,971
  Prepayments ......................................              860             1,069
  Deferred energy ..................................             --                 463
                                                          -----------       -----------
     Total Current Assets ..........................          118,121           122,410
                                                          -----------       -----------
Deferred Charges ...................................           28,204            29,575
Other Assets .......................................           12,032             9,696
                                                          -----------       -----------
     Total Assets ..................................      $ 1,182,107       $ 1,078,946
                                                          ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1995, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                       OLD DOMINION ELECTRIC COOPERATIVE

                          CONSOLIDATED BALANCE SHEETS

                                                             September 30,      December 31,
                                                                 1996               1995
                                                          ----------------     ------------
                                                                     (in thousands)
                                                              (unaudited)           (*)
CAPITALIZATION AND LIABILITIES:
Capitalization:
  Patronage capital .....................                      $  181,831      $  172,513
  Long-term debt ........................                         791,757         738,974
                                                               ----------      ----------
     Total Capitalization ...............                         973,588         911,487
                                                               ----------      ----------
Current Liabilities:
  Long-term debt due within one year ....                          17,548          18,385
  Notes payable .........................                             --            8,700
  Accounts payable ......................                          45,691          62,954
  Construction contract payable .........                          15,451          22,541
  Deferred energy .......................                           1,606            --
  Accrued interest ......................                          17,793           5,020
  Accrued taxes .........................                           2,044             113
  Other .................................                           2,705           3,856
                                                               ----------      ----------
     Total Current Liabilities ..........                         102,838         121,569
                                                               ----------      ----------
Decommissioning Reserve .................                          39,055          36,118
Other Liabilities and Deferred Credits ..                          66,626           9,772
Commitments and Contingencies
                                                               ----------      ----------
     Total Capitalization and Liabilities                      $1,182,107      $1,078,946
                                                               ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1995, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                       OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                      September 30,
                                                 ---------------                   --------------
                                                  1996        1995           1996           1995
                                            ------------------------      ---------------------------
                                                                  (in thousands)
Operating Revenues:
Sales to members ..................        $  98,591        $ 95,614       $ 279,548      $ 263,904
  Sales to non-members ..............             40            --               247            --
                                             ---------       ---------       ---------      ---------
                                              98,631          95,614         279,795        263,904
                                            ---------       ---------       ---------      ---------
Operating Expenses:
  Operation-
    Fuel ............................          9,221           1,988          27,821           4,865
    Purchased power .................         44,202          71,940         147,807         194,451
    Other ...........................          6,125           1,447          14,991           4,575
                                            ---------       ---------       ---------      ---------
                                              59,548          75,375         190,619         203,891
  Maintenance .......................          2,908           1,205           6,798           4,304
  Administrative and general ........          3,737           3,638          10,879           9,328
  Depreciation and amortization .....          5,219           2,218          16,350           6,672
  Amortization of Lease Gains .......           (505)           --              (907)           --
  Decommissioning cost ..............            171             171             511             511
  Taxes other than income taxes .....          1,460           1,011           4,452           3,163
                                            ---------       ---------       ---------      ---------
       Total Operating Expenses .....         72,538          83,618         228,702         227,869
                                            ---------       ---------       ---------      ---------
Operating Margin ....................         26,093          11,996          51,093          36,035
                                            ---------       ---------       ---------      ---------

Other Expense, net ..................         10,066            --             4,311            --
                                            ---------       ---------       ---------      ---------

Investment Income:
  Interest ..........................          1,191           2,164           3,944           5,722
  Other .............................            739              87           1,284             242
                                            ---------       ---------       ---------      ---------
       Total Investment Income ......          1,930           2,251           5,228           5,964
                                            ---------       ---------       ---------      ---------

Interest Charges:
  Interest on long-term debt, net ...         14,974          16,511          46,265          48,387
  Other .............................            134              60             321             187
  Allowance for borrowed funds
   used during construction .........           (174)        (10,953)         (3,894)        (31,914)
                                            ---------       ---------       ---------      ---------
       Net Interest Charges .........         14,934           5,618          42,692          16,660
                                            ---------       ---------       ---------      ---------
Net Margin ..........................          3,023           8,629           9,318          25,339
Patronage Capital-beginning of period        178,808         155,195         172,513         138,485
                                            ---------       ---------       ---------      ---------
Patronage Capital-end of period .....       $181,831       $ 163,824        $181,831       $ 163,824
                                            =========       =========       =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                       OLD DOMINION ELECTRIC COOPERATIVE

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                  ---------------    ----------
                                                                        1996              1995
                                                                  ---------------     ---------
                                                                             (in thousands)
Cash Provided By Operating Activities:
  Net margin ....................................................      $   9,318       $  25,339
  Adjustments to reconcile net margin to net cash
   provided by operating activities:
    Depreciation ................................................         14,705           5,040
    Amortization of plant acquisition adjustment ................          1,552           1,550
    Amortization of nuclear fuel ................................          4,385           3,627
    Decommissioning costs .......................................            511             511
    Amortization of debt discount ...............................          1,289             325
    Amortization of other debt costs ............................            925             935
    Amortization of deferred charges and other assets ...........             87              76
    Provision for losses on notes and accounts receivable .......         11,010            --
    Amortization of lease obligation ............................          2,618            --
    Gain from lease transactions ................................         (6,672)           --
    Change in current assets ....................................          1,383          (3,297)
    Change in current liabilities ...............................        (10,341)         50,587
    Decrease in deferred charges ................................            529             275
    Increase in other assets ....................................         (2,506)           (135)
    Increase (decrease) in other liabilities and deferred credits         63,526            (591)
                                                                       ---------       ---------
       Net Cash Provided By Operating Activities ................         92,319          84,242
                                                                       ---------       ---------

Cash Provided By (Used For) Financing Activities:
  Additions to long-term debt ...................................         23,884            --
  Obligations under long-term lease .............................        107,566            --
  Reductions of long-term debt ..................................        (83,411)         (7,413)
                                                                       ---------       ---------
       Net Cash Provided By (Used For) Financing Activities .....         48,039          (7,413)
                                                                       ---------       ---------

Cash Used For Investing Activities:
  Additions to electric plant ...................................        (26,099)        (73,956)
  Decommissioning fund deposits .................................           (511)           (511)
  (Additions to) reduction of other investments and funds, net ..       (105,188)         45,678
  Retirement work in progress ...................................              7            (877)
                                                                       ---------       ---------
       Net Cash Used For Investing Activities ...................       (131,791)        (29,666)
                                                                       ---------       ---------
       Net Increase in Cash and Cash Equivalents ................          8,567          47,163
  Beginning of Period Cash and Cash Equivalents .................         63,670          66,678
                                                                       ---------       ---------
  End of Period Cash and Cash Equivalents .......................      $  72,237       $ 113,841
                                                                       =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of September 30, 1996, its consolidated results of operations for the three and nine months ended September 30, 1996 and 1995, and its consolidated cash flows for the nine months ended September 30, 1996 and 1995. The consolidated results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

2. During the third quarter of 1996, Old Dominion's board of directors decided to explore divestiture of the interest held by Old Dominion and its affiliates in Seacoast, Inc. ("Seacoast"), which had an aggregate book value of $17.6 million at September 30, 1996, including related notes and accounts receivable plus accrued interest. Based on current negotiations with several potential buyers, management has decided to provide a reserve of approximately $11.5 million against Old Dominion's interest in Seacoast. This reserve includes $.5 million reserved for Old Dominion's estimate of future expenditures related to the divestiture.

      On July 31, 1996, Seacoast filed a $26.0 million lawsuit against INECEL, the state-owned electric utility in Ecuador, seeking to recover approximately $16.3 million in costs owed under the contract, plus damages and fees. The owners of Seacoast expect to retain their respective rights to this claim in the event of a divestiture of their interests in Seacoast and intend to pursue vigorously the claim against INECEL.

      On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breech of an oral contract by the former owners of Seacoast. Seacoast's registered agent in Texas failed to notify the owners of Seacoast of the claim in a timely manner. The present owners of Seacoast believe this default judgment will be overturned when the claim is heard on its own merits. However, Old Dominion's ability to realize the unreserved portion of its interest in Seacoast could be adversely affected if the default judgment is not overturned.

3. Certain reclassifications have been made to the accompanying prior year's consolidated financial statements to conform with the current year presentation.

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

     The following table illustrates increases (decreases) in operating revenues by component:

                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,     September 30,
                                        1996 vs 1995      1996 vs 1995
                                        -------------     -------------
                                                 (in thousands)
Sales to Members:
   Power sales volume                     $ (4,360)         $ 21,147
   Blended rates                              (177)           (1,339)
   Fuel adjustment revenues                 (4,599)          (12,186)
   Margin stabilization plan adjustment     12,113             8,022
Sales to Non-members                            40               247
                                         ----------         ---------
                                          $  3,017         $  15,891
                                         ==========         =========

     Operating revenues for the three months ended September 30, 1996, increased as compared to the same period in 1995 due to a $12.1 million change in the margin stabilization plan adjustment. This change is primarily the result of the partial write-off of Old Dominion's investment in Seacoast, Inc. See "Other Matters." The change in the margin stabilization plan adjustment was off-set by a $4.6 million decrease in fuel adjustment revenues. Additionally, there was 3.6% decrease in demand sales and a 6.3% decrease in energy sales. The decreases were the result of colder than normal temperatures in the third quarter of 1996 as compared to extremely hot temperatures in July and August of 1995. Old Dominion's demand and energy sales for the three months ended September 30, 1996, were 3,668,042 kW and 1,840,155 MWh, respectively. Demand and energy sales for the three months ended September 30, 1995, were 3,796,156 kW and 1,962,817 MWh, respectively.

     Operating revenues for the nine months ended September 30, 1996, increased as compared to the same period in 1995 due to an 8.5% increase in demand sales and a 4.9% increase in energy sales. Additionally, operating revenues increased due to a $8.0 million change in the margin stabilization plan adjustment The increase in demand and energy sales was caused by extremely cold temperatures in February and extremely hot temperatures in May combined with colder than normal temperatures in March and April. Demand and energy sales for the nine months ended September 30, 1996, were 11,421,737 kW and 5,630,571 MWh, respectively. Demand and energy sales for the nine months ended September 30, 1995 were 10,456,822 kW and 5,365,658 MWh, respectively. The increase in operating revenues was partially off-set by a $12.2 million decrease in fuel adjustment revenues.

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

     Old Dominion also holds a 50% undivided interest in the Clover Power Station ("Clover"). Unit 1 went into commercial operation on October 7, 1995, and Unit 2 went into commercial operation on March 28, 1996.

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

     North Anna and Clover capacity factors for the three and nine month periods ended September 30, 1996 and 1995, were as follows:

                                     North Anna                                      Clover
                             Three                 Nine                    Three                 Nine
                         Months Ended         Months Ended              Months Ended         Months Ended
                          September 30,        September 30,              September 30,       September 30,
                       1996      1995         1996      1995           1996      1995        1996     1995
     Unit 1              98.3%     99.7%        84.8%    99.5%           41.8%     -           56.5%    -
     Unit 2              72.9      99.0         91.5     68.2            76.7      -           75.2     -
     Combined            85.6      99.4         88.2     83.8            59.3      -           65.9     -

     During the nine month period ended September 30, 1996, North Anna Unit 1 was off-line 30 days for scheduled maintenance and refueling and 2 days for unscheduled maintenance. Unit 2 was off-line 23 days for scheduled refueling. During the nine month period ended September 30, 1995, North Anna Unit 1 was off-line 1 day due to unscheduled maintenance. Unit 2 was off-line 68 days due to the scheduled shut down for the refueling and steam generator replacement project.

     During the three and nine months ended September 30, 1996, Clover Unit 1 capacity factors were lower than expected due to unscheduled maintenance.

     Old Dominion's energy supply for the three and nine month periods ended September 30, 1996 and 1995, was as follows:

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                   September 30,
                                             1996                1995                 1996              1995
                                         ------------        ------------         ------------      ------------
                                         (MWh)               (MWh)                 (MWh)             (MWh)
     North Anna                       392,314    20.7%     460,402    22.8%   1,204,154    20.8%  1,151,985   20.9%
     Clover                           516,941    27.3            -     -      1,532,169    26.5           -    -
     Purchased Power:
        Virginia Power                530,497    28.0    1,086,044    53.8    1,693,391    29.2   3,122,382   56.5
        Delmarva Power                143,365     7.6      208,123    10.3      417,859     7.2     471,973    8.5
        PSE&G Contract                267,317    14.1      232,076    11.5      819,299    14.1     691,416   12.5
        Other                          43,257     2.3       32,247     1.6      128,893     2.2      87,886    1.6
                                  ----------- -------  ----------- -------   ---------- ------- ------------------
          Total Available Energy    1,893,691   100.0%   2,018,892   100.0%   5,795,765   100.0%  5,525,642  100.0%
                                    =========   =====    =========   =====    =========   =====   =========  =====

     Fuel costs increased and purchased power costs decreased during the three and nine month periods ended September 30,1996 as compared to the same periods in 1995 as a result of Clover operations.

     Other operating costs increased in the third quarter and first nine months of 1996 as compared to the same periods in 1995 primarily due to an increase in production and transmission costs as a result of Clover operations in 1996.

     Maintenance, administrative and general, and depreciation expenses increased during the third quarter and first nine months of 1996 as compared to the same periods in 1995 due to Clover operations in 1996.

     Taxes for the three and nine month periods ended September 30, 1996 increased as compared to the same periods in 1995 primarily due to property taxes on Clover and an increase in gross receipts taxes resulting from increased revenues and decreased power purchases.

     Interest income decreased during the third quarter and the first nine months of 1996 as compared to the same periods in 1995 primarily due to lower interest rates.

     Other expense, net increased during the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995 primarily due to the recording of a reserve for the interest in Seacoast, Inc. The increase was off-set by an additional billing to Virginia Power of approximately $1.5 million for direct overhead costs related to the Clover Project for the period 1990 through 1995. For the nine months ended September 30, 1996, other expense was also off-set by the recognition of the gain on the cross border lease transaction.

     Allowance for borrowed funds used during construction decreased in the third quarter and first nine months of 1996 as compared to 1995 because interest capitalization on the Clover construction project ceased as the units went into commercial operation.


Liquidity and Capital Resources


     Operating Activities. Net cash provided by operating activities increased for the nine month period ended September 30, 1996, as compared to the same period in 1995, primarily due to the deferral of the gains on the long-term lease transactions, increased depreciation resulting from the commercialization of Clover and accrued interest on long-term debt. The increases were off-set by decreases in non-cash working capital accounts, primarily notes and accounts payable, and recognition of the gain on the cross border lease transaction.

     Financing Activities. On March 1, 1996, Old Dominion finalized a long-term lease transaction with an owner trust for the benefit of First Union National Bank of Florida ("First Union"). Under the terms of the transaction, Old Dominion entered into a 49-year capital lease of its interest in Clover Unit 1 (valued at $315.0 million) to First Union, and simultaneously entered into a 22-year lease of the interest back from First Union. As a result of the transaction, Old Dominion recorded a gain of $23.6 million, which is being recognized in income over the 22-year operating lease term. As a further result of the transaction, $23.9 million was used to retire a portion of Old Dominion's 8.76% First Mortgage Bonds, Series 1992 A. Concurrent with the retirement of its Series 1992 A Bonds, Old Dominion issued a like amount of zero coupon First Mortgage Bonds, Series 1996 A with an effective interest rate of 7.06%. The lease transaction increased long-term debt and other investments and funds by $51.5 million and $75.1 million, respectively.

     On July 31, 1996, Old Dominion finalized a long-term lease transaction with an owner trust for the benefit of EPC Corporation ("EPC"), an affiliate of Chrysler Capital Corporation. Under the terms of the transaction, Old Dominion entered into a 53.4-year capital lease of its interest in Clover Unit 2 (valued at $320.0 million) to EPC, and simultaneously entered into a 23.4-year lease of the interest back from EPC. As a result of the transaction, Old Dominion recorded a gain of $39.3 million, which is being recognized in income over the 23.4-year operating lease term. The lease transaction increased long-term debt and other investments and funds by $56.1 million and $95.4 million, respectively.

     Investing Activities. Net cash used for investing activities increased primarily as a result of an increase in investments and funds which resulted from the long-term lease transactions.

Other Matters

Interest in Seacoast, Inc.

     During the third quarter of 1996, Old Dominion's board of directors decided to explore divestiture of the interest held by Old Dominion and its affiliates in Seacoast, Inc. ("Seacoast"), which had an aggregate book value of $17.6 million at September 30, 1996, including related notes and accounts receivable plus accrued interest. Based on current negotiations with several potential buyers, management has decided to provide a reserve of approximately $11.5 million against Old Dominion's interest in Seacoast. This reserve includes $.5 million reserved for Old Dominion's estimate of future expenditures related to the divestiture.

     On July 31, 1996, Seacoast filed a $26.0 million lawsuit against INECEL, the state-owned electric utility in Ecuador, seeking to recover approximately $16.3 million in costs owed under the contract, plus damages and fees. The owners of Seacoast expect to retain their respective rights to this claim in the event of a divestiture of their interests in Seacoast and intend to pursue vigorously the claim against INECEL.

     On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breech of an oral contract by the former owners of Seacoast. Seacoast's registered agent in Texas failed to notify the owners of Seacoast of the claim in a timely manner. The present owners of Seacoast believe this default judgment will be overturned when the claim is heard on its merit. However, Old Dominion's ability to realize the unreserved portion of its interest in Seacoast could be adversely affected if the default judgment is not overturned.


Purchased Power

     On August 18, 1996, under the terms of the Interconnection and Operating Agreement with Virginia Power ("the I&O Agreement"), Old Dominion gave Virginia Power the required nine years notice to terminate supplemental power purchases. Old Dominion intends to use its enhanced access to the wholesale market to replace the purchases under the terminated I&O Agreement with lower cost power. Old Dominion has reserved its right with the Federal Energy Regulatory Commission to seek a shorter notice provision.

     Effective August 16, 1996, Old Dominion exercised its option under the partial requirements agreement with Delmarva Power & Light Co. ("Delmarva Power") to reduce its power purchases by 30% beginning in 1998. The notice was given based on the wholesale power bids that Old Dominion received on July 1, 1996, in response to its request for proposals for power purchase contracts. Contracts to cover power purchases with a new supplier beginning in 1998 are expected to be in place by the end of 1996. In addition to its notice to reduce power purchases 30%, Old Dominion has given Delmarva Power the required five years notice to terminate all purchases by 2001.

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


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           27.Financial Data Schedule

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OLD DOMINION ELECTRIC COOPERATIVE
                                                      Registrant




Date:  November 12, 1996                  /s/Daniel M. Walker
                                             Daniel M. Walker
                                       Vice President of Accounting and Finance
                                                (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit                                                    Page
Number        Description of Exhibit                      Number

    27.       Financial Data Schedule