Form 10-K
period 1996-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 1997-03-21
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                   FORM 10-K

(Mark One)
           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          ---      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from            to
                                                ------------  ------------
                        Commission file number 33-46795

                                  -----------

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

                                 (804) 747-0592
              (Registrant's telephone number, including area code)

                                  -----------

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                -------   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. NONE

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                       OLD DOMINION ELECTRIC COOPERATIVE


                        1996 ANNUAL REPORT ON FORM 10-K



Item                                                                                         Page
Number                                                                                      Number
------                                                                                      ------
                                     PART I
     1.     Business.......................................................................   1

     2.     Properties.....................................................................  11

     3.     Legal Proceedings..............................................................  11

     4.     Submission of Matters to a Vote of Security Holders............................  11

                                    PART II

     5.     Market for Registrant's Common Equity and Related Stockholder Matters..........  11

     6.     Selected Financial Data........................................................  12

     7.     Management's Discussion and Analysis of Financial Condition and Results of
               Operations..................................................................  14

     8.     Financial Statements and Supplementary Data....................................  22

     9.     Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..................................................................  45

                                    PART III

     10.    Directors and Executive Officers of the Registrant.............................  45

     11.    Executive Compensation.........................................................  49

     12.    Security Ownership of Certain Beneficial Owners and Management.................  51

     13.    Certain Relationships and Related Transactions.................................  51


                                    PART IV


     14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............  52

            Signatures.....................................................................  59

            Exhibit Index..................................................................  62


                                     PART I

ITEM 1.  BUSINESS.

                        OLD DOMINION ELECTRIC COOPERATIVE

                                     GENERAL

       Old Dominion Electric Cooperative ("Old Dominion"), which was incorporated under the laws of the Commonwealth of Virginia in 1948, is a not-for-profit wholesale power supply cooperative engaged in the business of providing wholesale electric service to its 12 member distribution cooperatives (the "Members") which, in turn, are engaged in the retail sale of power to Member consumers located in 70 counties throughout Virginia, Delaware, Maryland and parts of West Virginia. As of December 31, 1996, Old Dominion and its Members served more than 385,000 retail electric consumers (meters) within Old Dominion's and the Members' service territory, representing a total population of approximately 1.1 million people. Old Dominion's principal executive offices are located at Innsbrook Corporate Center, 4201 Dominion Boulevard, Glen Allen, Virginia 23060 (telephone 804-747-0592).

       Old Dominion is owned entirely by the Members which are the purchasers of the power sold by Old Dominion. The Members, in turn, are local consumer-owned distribution cooperatives providing electric service on a retail basis. The membership of each distribution cooperative consists of residential, commercial and industrial consumers within an exclusive certificated service territory granted by the respective state's public utility commission. See "The Members -- Territorial Integrity." The Members purchase substantially all of their power from Old Dominion pursuant to long-term wholesale power contracts with Old Dominion (the "Wholesale Power Contracts"). See "Wholesale Power Contracts." Old Dominion has no legal interest in, or obligation with respect to, any of the assets, liabilities, equity, revenues or margins of such Members, other than its rights under such contracts to receive payment for power supplied.

       The service territory of Old Dominion and its Members is primarily suburban, rural and recreational areas; does not have any significant concentration of power purchases by any single employer or industry; and predominantly reflects a residential load both in terms of power sales and number of consumers.

       Old Dominion was organized for the purpose of securing adequate sources of power for the Members at the lowest possible cost. Prior to December 1983, Old Dominion acted solely as a central negotiating agent for the power purchased by the Members. In December 1983, Old Dominion purchased from Virginia Electric and Power Company ("Virginia Power") an 11.6% undivided ownership interest in the North Anna Power Station, a two-unit 1,790 megawatt ("MW") (net capacity rating) nuclear power facility located in Louisa County, Virginia, approximately 60 miles northwest of Richmond, Virginia ("North Anna"). With the North Anna purchase, Old Dominion became an operating utility. See "System Assets--Power Supply--North Anna."

       Old Dominion also holds a 50% undivided interest in a two-unit 882 MW (net capacity rating) coal-fired electric generating facility near Clover, Virginia, approximately 100 miles southwest of Richmond, Virginia ("Clover"). Clover Unit 1 went into commercial operation on October 7, 1995, and Unit 2 went into commercial operation on March 28, 1996. See "System Assets--Power Supply--Clover."

       Old Dominion also purchases power under agreements with Virginia Power, Delmarva Power & Light Company ("Delmarva Power"), Public Service Electric & Gas Company ("PSE&G"), American Electric Power-Virginia ("American Electric Power"), formerly Appalachian Power Company and Allegheny Power System ("Allegheny Power"), formerly Potomac Edison Company. See "System Assets--Purchased Power."

       As a not-for-profit electric cooperative, Old Dominion is currently exempt from Federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended.

       Old Dominion is not a party to any collective bargaining agreement. Old Dominion had 59 employees as of March 1, 1997, and believes that its relations with its employees are good.


WHOLESALE POWER CONTRACTS

       Old Dominion has entered into a long-term Wholesale Power Contract with each of its Members. Each such contract provides that Old Dominion shall sell and deliver to the Member, and the Member shall purchase and receive from Old Dominion, all power that the Member requires for the operation of the Member's system to the extent that Old Dominion has the power and facilities available. The obligations of certain Members are subject to their right to purchase power allocated to them from the Southeastern Power Administration ("SEPA"). See "The Members--Contracts with SEPA." Each Wholesale Power Contract provides that if a Member is required by law to purchase electric power from cogeneration facilities or other qualifying facilities ("QF"), Old Dominion may at its option, purchase such power from the Member at a rate not to exceed Old Dominion's avoided cost. See "The Members--Power Purchases under PURPA."

       Revenues from the following Members equaled or exceeded 10% of Old Dominion's total revenues in 1996:

                                                            Percentage of
                                                            Old Dominion's
Members                                        Revenues     Total Revenues
-------                                      -------------  --------------
                                             (in millions)
Northern Virginia Electric Cooperative......     $98.4           26.8%
Rappahannock Electric Cooperative...........      78.4           21.4
Delaware Electric Cooperative...............      38.2           10.4



                                   REGULATION

GENERAL

       Old Dominion is subject to regulation by the Federal Energy Regulatory Commission ("FERC"). Certain of Old Dominion's operations are also subject to regulation by the Department of Environmental Quality (the "DEQ"), the Department of Energy (the "DOE"), the Nuclear Regulatory Commission (the "NRC") and other federal, state and local authorities. Compliance with future laws or regulations may increase Old Dominion's operating and capital costs by requiring, among other things, changes in the design and operation of its generation facilities.

       The rates and charges made, demanded or received by Old Dominion for the transmission and wholesale sale of power in interstate commerce, are regulated by FERC. Old Dominion's rates and charges for power furnished to its Members are established by Old Dominion pursuant to a comprehensive rate formula filed with FERC. The formula provides for periodic adjustments of rates to recover actual costs without further application to FERC. FERC may also review Old Dominion's rates upon its own initiative or upon complaints and may order a reduction of any rates determined to be unjust, unreasonable or otherwise unlawful and may order a refund for amounts collected during such proceedings in excess of the just, reasonable and lawful rates.

       In addition to its jurisdiction over rates, FERC regulates the issuance of securities and assumption of liabilities by Old Dominion, as well as the acquisition of securities of other utilities and disposition of property other than generating facilities. Under FERC regulations, Old Dominion is also prohibited from selling, leasing or otherwise disposing of the whole of its facilities (other than generating facilities), or any part of such facilities having a value in excess of $50,000, without FERC approval. Mergers, consolidations and the acquisition of the securities of any other public utility by Old Dominion also are subject to FERC approval.

       Since Old Dominion is regulated by FERC, the Virginia State Corporation Commission (the "VSCC") does not have jurisdiction over Old Dominion's rates and services. The VSCC does, however, have oversight over the siting of Old Dominion's utility facilities.

       On behalf of its Members, Old Dominion has developed and published a Competitive Bidding Program for use in purchasing electric capacity and energy from other power suppliers. This program represents a system-wide election to use a centrally administered competitive bidding process for all Members to satisfy the requirements of the Public Utility Regulatory Policies Act ("PURPA") and the rules of the respective state commissions having regulatory authority over the Members.


ENVIRONMENTAL


       Old Dominion is currently subject to regulation by the Environmental Protection Agency ("EPA") and other federal, state and local authorities with respect to the emission, discharge or release of certain materials into the environment. As with all electric utilities, the operation of Old Dominion's generating units could be affected by any environmental regulations promulgated in the future. Capital expenditures and increased operating costs required to comply with any such future regulations could be significant. Expenditures necessary to ensure compliance with environmental standards or deadlines will continue to be reflected in Old Dominion's capital and operating costs.

       Old Dominion is subject to certain requirements of the Clean Air Act (the "CAA") which provides for environmental air quality standards. The CAA requires utilities owning fossil fuel fired power stations to, among other things, limit emissions of sulfur dioxide or obtain allowances for such emissions, or both, and limit emissions of oxides of nitrogen. Clover is designed and licensed to operate at full capacity below the permitted sulfur dioxide emissions levels and utilizes equipment which operates at a level which is at or below the limitations for emission of oxides of nitrogen.

       On December 19, 1996, the EPA published its final rule for the Acid Rain/Nitrogen Oxide Emission Reduction Program. In accordance with the new standard, Clover's two tangentially fired boilers must meet an emission rate of
 .40 lbs/MMBTU. However, through its construction and operating permit, Clover is required to meet a nitrogen oxide emission rate of .32 lbs/MMBTU on a 30-day rolling average. Clover Units 1 and 2 currently operate in compliance with the EPA regulation.

       Old Dominion is also subject to permit limitations for surface water discharges and for the operation of a combustion waste landfill. Surface water discharges are covered under the Virginia Pollutant Discharge Elimination System permit which contains limits required by the Clean Water Act and the State Water Quality Standards. The Solid Waste Permit for the combustion waste landfill contains operational and monitoring standards required by the Resource Conservation and Recovery Act and the state's Solid Waste Management Regulations. Clover is designed and licensed to operate within these permit limitations.

       In connection with Clover, Old Dominion's direct capital expenditures for environmental control facilities, excluding capitalized interest, were approximately $1.0 million in 1996. Direct capital expenditures for environmental control facilities at North Anna, excluding capitalized interest, were approximately $.2 million in 1996. Based on information provided by Virginia Power, Old Dominion's portion of direct capital expenditures for environmental control facilities planned for North Anna and Clover in the next five years is estimated to be approximately $.7 million and $6.2 million, respectively. These expenditures are included in Old Dominion's estimated capital expenditures. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for Old Dominion's estimates of total capital expenditures for the years 1997 through 2001.

       The scientific community, regulatory agencies and the electric utility industry are examining the issues of global warming, acidic deposition, visibility and regional haze, and the possible health effects of electric and magnetic fields. While no definitive scientific conclusions have been reached regarding these issues, it is possible that new regulations pertaining to these matters could further increase the capital and operating costs of electric utilities.

       Old Dominion and its Members have entered into an agreement with the DOE to participate in the voluntary Climate Challenge Program under the United States Climate Challenge Action Plan. This voluntary program tracks reductions in carbon dioxide emissions from efficiency programs. A report was submitted to the DOE on December 14, 1996, summarizing various carbon dioxide reductions as a result of efficiency programs and distribution system upgrades.


NUCLEAR

       North Anna is subject to regulation by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires. From time to time, new NRC regulations require changes in the design, operation and maintenance of existing nuclear reactors. Virginia Power has advised Old Dominion that it intends to work with industry groups on license renewal programs, and apply for renewal of the current 40-year licenses for Units 1 and 2, which expire in 2018 and 2020, respectively. See Notes 1 and 12 to the Consolidated Financial Statements for a discussion of other laws and regulations affecting Old Dominion as a result of its ownership interest in North Anna.

       Under the Nuclear Waste Policy Act (the "NWPA"), the DOE is to provide for the permanent disposal of spent nuclear fuel produced by North Anna; however, it is uncertain when these services will begin. Virginia Power estimates that an interim spent nuclear fuel storage facility will be required at North Anna in the late 1990's and submitted a license application to the NRC in May 1995, for such a facility at North Anna. The VSCC began an investigation of certain spent fuel storage and disposal issues on July 18, 1995. The VSCC directed its staff to file a report setting forth its findings, recommendations and proposed policy statements regarding spent nuclear fuel disposal. On February 27, 1996, the staff issued its report suggesting a definitive policy be delayed until (1) a ruling is forthcoming on pending litigation which seeks to impose on the federal government the obligation to begin acceptance of spent nuclear fuel no later than January 31, 1998, (2) the outcome of proposed legislation which would amend the nuclear waste policy act to require the development of a centralized interim storage facility has been determined, and
(3) a vision of the electric utility industry restructuring efforts has been more fully conceptualized. The staff also suggested a definitive policy be delayed until the restructuring of the utility industry is more fully conceptualized.

       On January 31, 1997, Virginia Power joined 33 other utilities in filing a lawsuit against the DOE in the U.S. Court of Appeals for the District of Columbia, asking the court to authorize suspension of payments to the Nuclear Waste Fund and to authorize payment of those fees into escrow until the DOE begins accepting used fuel.

                                   COMPETITION

       The electric utility industry is becoming increasingly competitive as a result of deregulation, competing energy suppliers, new technology and other factors. The Energy Policy Act amended the Federal Power Act and the Public Utilities Holding Company Act to allow for increased competition among wholesale electricity suppliers and increased access to transmission services by such suppliers. A number of other significant factors have affected the operations of electric utilities including the availability and cost of fuel for the generation of electric energy; the use of alternative fuel sources for space and water heating and household appliances; fluctuating rates of load growth; compliance with environmental and other governmental regulations; licensing and other delays affecting the construction, operation and cost of new and existing facilities; and the effects of conservation, energy management and other governmental regulations on the use of electric energy. All these factors present an increasing challenge to companies in the electric utility industry, including Old Dominion and its Members, to reduce costs, to increase efficiency and innovation, and to improve management of resources.

       In an effort to achieve an orderly transition of the industry to a competitive wholesale power market, FERC issued its final rules providing for comparable transmission service for all users of the transmission system. Such rules, which were issued on April 24, 1996, (Orders 888 and 889) are intended to promote wholesale competition through open access, non-discriminatory transmission service and will become the catalyst for moving the industry into a competitive marketplace.

       The 1997 Session of the Virginia General Assembly passed a resolution continuing its study of the effects on the Commonwealth of the electric utility industry restructuring and the need for legislative changes in order to promote the public interest. The VSCC, in response to the study resolution, established five working groups to examine several issues surrounding restructuring: System Reliability, Environment, Cost/Benefit of Restructuring, Stranded Costs and Models in a Restructured Environment. Representatives from the member systems, Old Dominion and the Virginia, Maryland and Delaware Association of Electric Cooperatives ("VMDA") are serving in these five working groups. In addition, the VSCC issued a series of orders requiring utilities to file sample unbundled rates by March 31, 1997, and to report on restructuring contracts with independent power producers by June 1, 1997. The staff of the VSCC is also required to submit a report on retail wheeling in other states by September 1, 1997. Both the Virginia General Assembly study (particularly the Models in a Restructured Environment report) and the VSCC report will be used to craft restructuring legislation to be considered in the 1998 Session of the Virginia General Assembly.

       The Maryland Public Service Commission (the "Maryland Commission") has, via PSC Order No. 72938, reopened its study of electric utility restructuring and retail competition. In an earlier study, reported in a final order dated August 18, 1995, in Case No. 8678, the Maryland Commission adopted a "go slow" approach with a commitment to allow the savings available in a mature wholesale market to be explored. Following up on their acknowledgment of the potential benefits of retail wheeling noted in Case No. 8678, the Maryland Commission is examining changes that will be needed to move the state toward utility restructuring and retail wheeling.

       During 1996, the Delaware Public Service Commission (the "Delaware Commission") convened a docket in mid-year in which the issues surrounding a restructuring of Delmarva Power and deregulation could be discussed by all interested parties. In late December 1996, a report of those meetings was presented to the Delaware Commission by an administrative law judge. Many issues have not been settled and negotiations continue with the various parties. It is expected that a compromise will be negotiated and a proposal made to the Delaware Commission for approval.

                        CONSERVATION AND LOAD MANAGEMENT

ENERGY SERVICES

       Old Dominion seeks to encourage and promote, through its Members and their consumers, effective load reduction and energy efficiency programs. Load management programs, combined with interruptible customers, provide Old Dominion the peak load reduction capability of approximately 200 MW. Other programs encourage the construction of efficient and affordable housing, the use of energy efficient lighting and the purchase of energy efficient heating, ventilation and air conditioning equipment. Member cooperatives also support energy conservation efforts by providing home energy audits and educational materials.



SEASONAL VARIATIONS

       Old Dominion's system is geographically divided into two separate and distinctive power supply area systems -- the mainland Virginia area system and the Delmarva peninsula system. The two systems have similar customer usage characteristics and distribution of sales by consumer classification. Historically, the mainland Virginia area system's peak electric demand is in the winter months, while the Delmarva peninsula system's peak electric demand is in the summer months. While there is little variance between its summer and winter peak electric demands, Old Dominion, representing both areas, typically has experienced a slightly higher peak demand for power in the winter months. This peak is due to the winter heating load which reflects the large residential component of Old Dominion's total load. The mainland Virginia area represented 80.6% of Old Dominion's 1996 peak demand.


                                   THE MEMBERS

TERRITORIAL INTEGRITY

       The service territory of Old Dominion's Members range from the suburban Washington D.C. area in Northern Virginia to the Atlantic shore of Delaware, the Appalachian Mountains and the North Carolina border. Pursuant to statutes in Virginia and Delaware and an order of the public service commission in Maryland, each of the Members operating in those states has been granted an exclusive service territory, certificated by its respective state commission. Generally, a Member's certificated service territory cannot be changed, nor can customers in such territories change electric suppliers, unless the applicable state commission determines that the service provided by the certificated Member is inadequate.

       Subject to statutory limitations, a municipality operating an electric system can expand into a Member's service territory by annexing a portion thereof. The small number of municipally-owned electric systems in close proximity to the Members' service territories and the statutory limitations on annexation limit the threat to Old Dominion's Members. Moreover, Old Dominion's Members would be entitled to compensation in the event their territory is annexed. Virginia currently has a statutory moratorium on non-consensual annexation by a city which is scheduled to expire on July 1, 1997.


CONTRACTS WITH SEPA

       In addition to power received from Old Dominion under the Wholesale Power Contracts, certain Members receive a power allocation from SEPA. The SEPA allocation to such Members is 76 MW plus associated energy, representing approximately 4.4% of total Member peak demand and approximately 4.2% of total Member energy requirements in 1996. Such Members' contracts with SEPA were renewed during 1996 and will expire in 1998. Old Dominion anticipates that it will have adequate sources of energy in the event the SEPA contracts are not renewed in 1998. Each Member which purchases power from SEPA receives its allotment directly from SEPA and pays SEPA directly for such power.



POWER PURCHASES UNDER PURPA

       In addition to purchases from Old Dominion and SEPA, the Members are also required to purchase power from QFs under PURPA. Purchases of power generated by QFs constituted less than 1.0% of Old Dominion's energy requirements in 1996. Pursuant to FERC regulations, purchases from QFs must be made at avoided costs. Although the Members are required to purchase power from QFs, such power is currently being resold to Old Dominion, at a rate not to exceed Old Dominion's avoided costs. The costs are blended into Old Dominion's overall rates charged to all Members. Under the Wholesale Power Contracts, Old Dominion may, at its option, but is not obligated to, purchase this power. No determination has been made as to whether the current arrangement will apply to power that Members may be required to purchase from QFs in the future.


COOPERATIVE STRUCTURE

       Old Dominion is a membership corporation, and the Members are not subsidiaries of Old Dominion. The Members operate their independent systems on a not-for-profit basis. Accumulated margins remaining after payment of expenses and provision for depreciation constitute patronage capital of the Members' consumers. Refunds of accumulated patronage capital to the individual consumers are made from time to time on a patronage basis subject to Member policies and in conformity with limitations contained in the Members' Rural Utilities Services mortgages.


                                  SYSTEM ASSETS

POWER SUPPLY

       NORTH ANNA. Old Dominion has an 11.6% undivided ownership interest in North Anna, including nuclear fuel and common facilities at the power station, and a portion of spare parts inventory and other support facilities. This undivided ownership interest was acquired in 1983 more than five years after the commencement of commercial operation of Unit 1 (June 1978) and more than three years after the commencement of commercial operation of Unit 2 (December 1980). Old Dominion is responsible for 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power's administrative and general expenses directly attributable to North Anna, and must provide its own financing for these items. In addition, Old Dominion separately provides for its portion of the decommissioning costs of North Anna; see Note 1 to the Consolidated Financial Statements.

       Like other nuclear plants, North Anna is subject to unanticipated or extended outages for repairs, replacements or modifications of equipment or to comply with regulatory requirements. Such outages may involve significant expenditures not previously budgeted, including replacement energy costs. Stress corrosion cracking has occurred in steam generators of a certain design, including those at North Anna Units 1 and 2. The steam generators on Unit 1 were replaced in 1993 and the steam generators on Unit 2 were replaced in 1995. During the year ended December 31, 1996, unscheduled maintenance outages for Units 1 and 2 were three days and 45 days, respectively.

       During 1996, North Anna provided approximately 19.8% of the energy requirements of Old Dominion. For statistics regarding North Anna's performance for the three year period ended December 31, 1996, see Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses."


       CLOVER. In 1992, construction began on the Clover Power Station, a joint project between Old Dominion and Virginia Power in which each owned a 50% undivided interest. Old Dominion has entered into a sale and lease-back of its undivided interest in certain pollution control assets at Clover and separate leases and lease-backs of its undivided interest in each unit and related common facilities, including the pollution control assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Old Dominion is responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power's administrative and general expenses for Clover, and must provide its own financing for these items. The net capacity rating of each Clover unit is 441 MW.

       During 1996, Clover provided approximately 29.3% of the energy requirements of Old Dominion. For statistics regarding Clover's performance for the year ended December 31, 1996, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses."


PURCHASED POWER

       In 1996, Old Dominion purchased approximately 50.9% of its total energy requirements pursuant to agreements with five suppliers: Virginia Power, Delmarva Power, PSE&G, American Electric Power and Allegheny Power. These purchases are system purchases that do not depend on the performance of any single unit in a seller's system. Generally, under these arrangements, Old Dominion's purchases expand and contract to fill the incremental requirements of the Members over that provided by Old Dominion's owned generation, thereby minimizing any risk of excess generating resources.

       VIRGINIA POWER. Under the terms of the Interconnection and Operating Agreement with Virginia Power (the "I&O Agreement"), Old Dominion agreed to purchase from Virginia Power reserve power for North Anna and its entire monthly requirements for supplemental power to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. Old Dominion's obligations to purchase supplemental power may be reduced by any amount with nine years notice or through the construction of jointly owned facilities, or by 4% each year if notice is given three months prior to year end. Amendment No. 1 to the I&O Agreement (the "Amendment") allows Old Dominion to accumulate its 4% per year reduction for the life of the Agreement. Under the terms of the Amendment, for the first four years Old Dominion will purchase the 4% per year reduction from Virginia Power. The Amendment has an effective date coincident with commercial operation of Clover Unit 2 and expires in eight years. The I&O Agreement expires on the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date upon which Old Dominion's interest in North Anna is reduced to zero.

       In 1996, Old Dominion entered into discussions with Virginia Power to develop a new relationship reflective of the competitive marketplace. To date, the parties have entered into a Principles of Agreement which is expected to result in a final contract replacing the I&O Agreement effective January 1, 1998.

       Virginia Power supplied approximately 27.9% of Old Dominion's total energy requirements in 1996.

       DELMARVA POWER. Old Dominion has a partial requirements agreement with Delmarva Power which obligates Delmarva Power to provide the balance of Old Dominion's power requirements for A&N Electric Cooperative, Choptank Electric Cooperative and Delaware Electric Cooperative in excess of the 150 MW purchased from PSE&G or, within certain limits, any other capacity secured by Old Dominion with proper notice to Delmarva Power. For the first five years charges for service are based on a rate formula. The agreement continues through 2004 with automatic extensions for one year periods unless either party gives five years notice, or Old Dominion exercises it option to reduce its load by up to 30% with two years notice or 30% or more with five years notice.

       In August 1996, Old Dominion exercised its option under the partial requirements agreement with Delmarva Power to reduce its power purchases by 30% beginning in 1998. The notice was given based on a review of the wholesale power bids that Old Dominion received in response to its request for proposals for power purchase contracts. Contracts to cover power purchases with a new supplier beginning in 1998 are currently being finalized, subject to regulatory approval. In addition to its notice to reduce power purchases by 30%, Old Dominion has given Delmarva Power the required five years notice to terminate all purchases under the partial requirements agreement by 2001.

       Delmarva Power supplied approximately 6.9% of Old Dominion's total energy requirements in 1996.

       PSE&G. Old Dominion has an agreement with PSE&G (the "PSE&G Agreement") to purchase 150 MW of capacity, consisting of 75 MW intermediate and/or peaking capacity and 75 MW base load capacity, and associated energy, through 2005. The PSE&G Agreement contains fixed capacity charges for the base, intermediate and peaking capacity to be provided under the agreement. However, either party can (within certain limits) apply to FERC to recover changes in certain costs of providing services. In the event of a change in rate the PSE&G Agreement may be terminated, with one year notice, by the party adversely affected. Old Dominion may purchase the energy associated with the PSE&G capacity from PSE&G or other power suppliers. If purchased from PSE&G, the energy cost is based on PSE&G's incremental cost above its native load, taking into account the Pennsylvania-New Jersey-Maryland Interconnection economy energy transactions. If purchased from other power suppliers, Old Dominion would pay the negotiated energy rate. Old Dominion purchases a large part of the energy at a fixed price from a third party. Additionally, Old Dominion has entered into agreements with several power suppliers and, to date, has elected to purchase a portion of the energy through annual energy contracts with the remainder supplied through economy energy decisions made on a daily basis.

       Approximately 13.9% of Old Dominion's total energy requirements in 1996 was supplied under the PSE&G Agreement.

       ALLEGHENY POWER. Under a contract that renews annually, Old Dominion purchases power from Allegheny Power to serve consumers in the far western portion of its service area, extending into West Virginia. Charges for service under this contract are based on Allegheny Power's wholesale rate tariff filed with FERC. The contract allows for purchases of up to 19.8 MW a year.

       Old Dominion has entered into negotiation for a new agreement with Allegheny Power to supply service to its existing delivery points on the Potomac Edison system. On December 19, 1996, the parties executed a Principles of Agreement which is expected to result in a new five year power purchase agreement in 1997.

        Allegheny Power supplied approximately .8% of Old Dominion's total energy requirements in 1996.

       AMERICAN ELECTRIC POWER. Old Dominion purchases power from American Electric Power pursuant to two agreements, which expire in 2001. Combined, the agreements allow for purchases of up to 100 MW a year. A third agreement, which became effective April 1, 1996, provides for an additional eight MW. Charges for power are assessed according to American Electric Power's wholesale rate tariff filed with FERC.

       American Electric Power supplied approximately 1.4% of Old Dominion's total energy requirements in 1996.

TRANSMISSION

       VIRGINIA POWER SYSTEM. Under the operating agreements for both North Anna and Clover, Virginia Power has agreed to make available to Old Dominion its transmission and distribution systems, as needed, to transmit Old Dominion's power from North Anna and Clover, as well as power purchased from other suppliers, to the Members' delivery points. The rates charged by Virginia Power for transmission services are set according to the principles outlined in the I&O Agreement and are approved by FERC. Under the I&O Agreement, Old Dominion consults with Virginia Power and exchanges information concerning the parties' respective needs for additional transmission facilities. The I&O Agreement also establishes a planning committee to, among other things ensure future interconnection points are established in accordance with prudent utility practices. In establishing future interconnection points, Old Dominion's Members bear the cost of facilities necessary to effect interconnection at a point where Virginia Power's facilities exist, and Virginia Power bears the cost of those facilities on the supply side of the interconnection point, including the necessary switching and protective equipment.

       In December 1996, FERC approved a Virginia Power filed Rate Schedule TFC-1, entitled Clover Transmission Interconnection Facilities Charges. The Rate Schedule sets forth the terms and conditions under which Old Dominion will compensate Virginia Power for 50% of the cost of the transmission facilities required to interconnect Clover and the Virginia Power electric system. Those facilities include two new 230 kV transmission lines, a new 500 kV transmission line between Clover and the Carson substation, and related facilities.

       DELMARVA POWER SYSTEM. The power purchase contract with Delmarva Power provides that Delmarva Power will transmit power to delivery points in the service territories of A&N Electric Cooperative, Choptank Electric Cooperative and Delaware Electric Cooperative. Delmarva Power and Old Dominion currently have a tariff and a settlement agreement filed with FERC concerning power transmission. The power delivered under the contract with PSE&G is transmitted by Delmarva Power under the terms of a transmission service agreement dated October 31, 1994.

       OTHER TRANSMISSION SYSTEMS. Allegheny Power, in its power sales contract with Old Dominion, has agreed to transmit power to one delivery point in the service territory of BARC Electric Cooperative, two delivery points in the service territory of Rappahannock Electric Cooperative and three delivery points in the service territory of Shenandoah Valley Electric Cooperative. In addition, the power purchase contracts between American Electric Power and Old Dominion require American Electric Power to transmit power to three delivery points in the service territory of Southside Electric Cooperative.


FUEL SUPPLY

       NUCLEAR FUEL. Under the Purchase, Construction and Ownership Agreement, the I&O Agreement and the Nuclear Fuel Agreement, between Old Dominion and Virginia Power, each dated as of December 28, 1982, amended and restated October 17, 1983, Virginia Power has the authority and responsibility to procure nuclear fuel for North Anna. Virginia Power employs both spot purchases and long-term contracts to satisfy nuclear fuel requirements. The nuclear fuel supply and related services are expected to be adequate to satisfy current and future nuclear generation requirements. Virginia Power reports that current agreements, inventories and market conditions will support planned fuel cycles throughout the remainder of the 1990's.

       COAL SUPPLY. Under the Clover Operating Agreement between Old Dominion and Virginia Power, dated as of May 31, 1990, Virginia Power has the authority and responsibility to procure coal for Clover. As with nuclear fuel Virginia Power employs both spot purchases and long-term contracts to support its needs for coal. Virginia Power anticipates that sufficient coal supplies at reasonable prices will be available for the remainder of the 1990's.

ITEM 2.  PROPERTIES.

       Information with respect to Old Dominion's properties is set forth under the caption "System Assets" included in Item 1 and is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS.

       Other than certain legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on the results of operations or financial condition of Old Dominion, there is no other litigation pending or threatened against Old Dominion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of certain disputes relating to Old Dominion's investment in Seacoast and the assertion by the staff of the VSCC that gross receipts tax is payable in connection with certain lease-leaseback transactions.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      None



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                 Not Applicable

ITEM 6.  SELECTED FINANCIAL DATA.

The following table presents selected historical information relating to the financial condition and results of operations of Old Dominion over the past five years:

                                                               Year Ended December 31,
                                       ------------------------------------------------------------------------
                                         1996             1995            1994            1993           1992
                                       --------         --------        --------        --------      ---------
                                                            (in thousands, except ratios)
Statement of Operations Data:
Operating Revenues.................... $366,909         $357,322       $ 336,541        $332,827      $ 306,746
                                       --------         --------       ---------        --------      ---------
Operating Expenses:
   Operation:
      Purchased power.................  180,338          234,295         233,916         238,532        223,230
      Fuel and other..................   62,274           29,175          12,165          11,740         11,993
                                       --------         --------       ---------        --------      ---------
                                        242,612          263,470         246,081         250,272        235,223
   Maintenance........................    8,949            5,907           6,523           8,386          7,487
   Administrative and general.........   15,421           15,159          13,628          12,061         11,913
   Depreciation and amortization......   26,724           11,989           8,868           8,937          7,791
   Amortization of lease gains........  (1,596)                -               -               -              -
   Decommissioning cost...............      681              681             681             681            681
   Taxes other than income taxes......    6,338            4,106           3,943           3,562          4,624
                                       --------         --------       ---------        --------      ---------
Total Operating Expenses..............  299,129          301,312         279,724         283,899        267,719
                                       --------         --------       ---------        --------      ---------
Operating Margin......................   67,780           56,010          56,817          48,928         39,027
                                       --------         --------       ---------        --------      ---------
Other Expense, net....................   (4,848)               -               -               -              -
                                       --------
Investment Income.....................    6,475            8,330           4,724           2,211          2,735
                                       --------        ---------       ---------        --------      ---------
Interest Charges:
   Interest on long-term debt.........   60,865           64,748          64,601          57,569         37,543
   Other .............................      328              221             230             321            282
   Allowance for borrowed funds used
      during construction.............   (4,026)         (34,657)        (40,984)        (35,967)       (17,521)
                                       --------        ---------       ---------        --------      ---------
   Net Interest Charges...............   57,167           30,312          23,847          21,923         20,304
                                       --------        ---------       ---------        --------      ---------
Net Margin............................ $ 12,240        $  34,028       $  37,694        $ 29,216      $  21,458
                                       ========        =========       =========        ========      =========
Margins for Interest Ratio(1).........     1.20             1.53            1.59            1.51           1.58
                                           ====             ====            ====            ====           ====

-------------------

(1) Under the Indenture (as hereinafter defined), Old Dominion is required, subject to regulatory approval, to establish and collect rates reasonably expected to yield Margins for Interest ("MFI") for the 12-month period commencing with the effective date of such rates equal to at least 1.20 times total interest charges during such 12-month period on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture (the "MFI Ratio"). The MFI Ratio is determined by dividing Old Dominion's MFI by its Interest Charges (as hereinafter defined) where: MFI is defined as the sum of (i) net margins for the period plus (ii) Interest Charges and accruals for Federal and other taxes imposed on income, minus (iii) the amount, if any, by which certain non-operating margins otherwise includable in net margins exceed 60% of such net margins. Interest Charges are defined as the total interest charges (whether capitalized or expensed) of Old Dominion on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture, including amortization of debt discount and expense or premium. The MFI Ratio decreased from 1995 to 1996 primarily due to the discontinuance of the Equity Development Plan (as hereinafter defined) as of December 31, 1995.


                                                                 December 31,
                                      --------------------------------------------------------------------------
                                         1996             1995            1994           1993            1992
                                      ----------       ----------      ----------     ----------      ----------
                                                            (in thousands, except ratios)
Balance Sheet Data:
Electric Plant:
   In service, net................    $  824,455       $  552,784      $  206,202     $  210,393       $ 198,123
   Construction work in progress          11,106          269,554         551,042        438,283         326,795
                                      ----------       ----------      ----------     ----------       ---------
   Net Electric Plant.............       835,561          822,338         757,244        648,676         524,918
Other Assets......................       320,785          256,608         316,657        422,122         277,704
                                      ----------       ----------      ----------     ----------       ---------
Total Assets......................    $1,156,346       $1,078,946      $1,073,901     $1,070,798       $ 802,622
                                      ==========       ==========      ==========     ==========       =========

Capitalization:
   Patronage capital (1)..........    $  184,753       $  172,513      $  138,485     $  100,791       $  71,575
   Long-term debt.................       664,490          738,974         793,070        861,702         614,886
                                      ----------       ----------      ----------     ----------       ---------
   Total capitalization...........    $  849,243       $  911,487      $  931,555     $  962,493       $ 686,461
                                      ==========       ==========      ==========     ==========       =========
Property Additions................    $   34,655       $   84,397      $  177,245     $  136,332       $ 159,666
                                      ==========       ==========      ==========     ==========       =========
Equity Ratio(2)...................          21.8%            18.9%           14.9%          10.5%           10.4%
                                          ======             ====            ====           ====            ====

-------------------
(1) Since its incorporation, Old Dominion has not distributed patronage capital to its Members.

(2) Equity ratio equals patronage capital divided by total capitalization. The equity ratio increased from 1995 to 1996 due to the purchase of $83.1 million of debt, $18.4 million of debt service payments and the addition of $12.2 million of equity. The equity ratio increased from 1994 to 1995 due to the purchase and retirement of $6.5 million of debt, the additional purchase of $30.0 million of debt, $18.5 million of debt service payments and the addition of $34.0 million of equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       Old Dominion operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover Old Dominion's cost of service and to generate margins sufficient to establish reasonable reserves and meet financial coverage requirements. Revenues in excess of expenses in any year are designated as net margins in Old Dominion's Consolidated Statements of Revenues, Expenses and Patronage Capital. Retained net margins are designated in Old Dominion's Consolidated Statements of Revenues, Expenses and Patronage Capital and Consolidated Balance Sheets as patronage capital, which is assigned to each Member on the basis of patronage. Patronage capital currently constitutes all of Old Dominion's equity. Since its incorporation, Old Dominion has not distributed patronage capital to its Members. Any distributions in the future are subject to the discretion of the Board of Directors of Old Dominion and to certain restrictions contained in the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion and Crestar Bank, as trustee, (as supplemented by five supplemental indentures thereto, is hereinafter collectively referred to as the "Indenture").

       Prior to June 1992, Old Dominion was required by the terms of its mortgage then in effect with the RUS (the "RUS Mortgage") to design its rates to maintain certain ratios. As a result of the prepayment of its RUS-guaranteed indebtedness in June 1992, Old Dominion is not subject to the requirements of the RUS Mortgage.

       Under a rate formula accepted for filing by FERC in 1992, the rates charged by Old Dominion are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Old Dominion's revenue requirements. The rate methodology uses traditional techniques to allocate costs to capacity and energy in establishing rates to the Members. The formula is intended to permit collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded on Old Dominion's books, plus an additional 20% of total interest charges plus additional equity contributions as approved by Old Dominion's Board of Directors. It also provides for the periodic adjustment of rates to recover actual prudently incurred costs, whether they increase or decrease, without further application to and acceptance by FERC.

       In order to minimize the power costs to Members and to provide for uncertainties connected with the establishment of prospective rates, in 1984 Old Dominion's Board of Directors established a plan (the "Margin Stabilization Plan") which allows Old Dominion to review actual cost of service and power sales as of year end and to adjust revenues from the Members to take into account actual results and financial coverages. Old Dominion's FERC rate formula allows Old Dominion to recover and refund amounts under the Margin Stabilization Plan. All adjustments, whether increases or decreases, are recorded in the year affected and allocated to Members based on power sales during that year. Such increases or decreases are collected from Members, or offset against amounts owed by the Members, in the succeeding year.

       Under the Indenture, Old Dominion is required, subject to regulatory approval, to establish and collect rates which are reasonably expected to yield Margins for Interest ("MFI") for the 12-month period commencing with the effective date of such rates equal to at least 1.20 times total interest charges during such 12-month period on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture (the "MFI Ratio"). The Indenture limits the amount of certain non-operating margins that may be taken into account in calculating MFI to 60% of net margins. Since 1984, Old Dominion's first full year as an operating utility, Old Dominion's non-operating margins have not equaled or exceeded 60% of net margins. The management of Old Dominion does not anticipate that non-operating margins will equal or exceed 60% of net margins in the foreseeable future. The management of Old Dominion also believes that the rate formula described above and the rates and charges established under the Wholesale Power Contracts will enable Old Dominion to achieve such MFI.

       Old Dominion achieved an MFI Ratio of 1.20 in 1996, 1.53 in 1995 and 1.59 in 1994. The MFI Ratio decreased from 1995 to 1996 due to the discontinuance of the Equity Development Plan (as hereinafter defined) as of December 31, 1995. The MFI Ratio decreased from 1994 to 1995 because the margins generated under the Equity Development Plan increased at a lesser rate than the rate at which the margin requirement on interest charges increased due to the decrease in interest income on bond proceeds.

       Under the Margin Stabilization Plan, Old Dominion reduced revenues and related receivables from Members for 1996, 1995 and 1994 power sales in the amount of $3.5 million, $3.5 million and $3.0 million, respectively.


RESULTS OF OPERATIONS

       OPERATING REVENUES. Old Dominion's operating revenues are derived from power sales to its Members and to non-members. Revenues from sales to Members are a function of the requirement for power by the Members' consumers and Old Dominion's cost of service in meeting that requirement. The major factors affecting the Members' consumers' demand for power are the growth in the number of consumers and seasonal weather fluctuations.

       Old Dominion's energy sales to its members, operating revenues and average power cost for the past three years were as follows:

                                                         Total          Average
                                                       Operating         Power
          Year Ended December 31,           Sales       Revenues         Cost
          -----------------------        ---------    -------------     -------
                                           (MWh)      (in millions)     ($/MWh)
 1996.................................   7,482,482      $366.5           $48.98
 1995.................................   7,258,301       357.3            49.23
 1994.................................   6,899,602       336.5            48.78


        The average power cost to Members is based on the blended cost of power from all Old Dominion resources. Old Dominion's average cost per MWh fluctuates inversely with the level of generation from North Anna and Clover, as measured by their respective capacity factors. Accordingly, in years in which North Anna and Clover perform at a high capacity factor, Old Dominion's average cost per MWh decreases because the cost of energy generated from North Anna and Clover is less than replacement supplemental energy purchased under the I&O Agreement.

        Changes (increase/(decrease)) in operating revenues by component for the past three years were as follows:

                                                   Year Ended December 31,
                                             ----------------------------------
                                                1996           1995      1994
                                             ---------     ---------    -------
                                                         (in thousands)
Sales to Members:
   Power sales volume......................  $ 21,378      $ 25,897     $ 2,346
   Blended rates...........................    (1,982)       (2,898)      1,859
   Fuel adjustment revenues................   (10,175)       (1,768)        964
   Margin Stabilization Plan adjustments...       (15)         (463)     (1,455)
                                             ---------     ---------    -------
                                                9,206        20,768       3,714
Sales to Non-members.......................       381            13           -
                                             ---------     ---------    -------
                                             $  9,587      $ 20,781     $ 3,714
                                             =========     =========    =======

       Operating revenues increased from 1995 to 1996 primarily due to a 7.4% increase in demand sales and a 3.1% increase in energy sales. The increases in demand and energy sales were caused by an increase in the Members' consumers and extremely cold temperatures in February and extremely hot temperatures in May combined with colder than normal temperatures in March and April. Operating revenues increased from 1994 to 1995 primarily due to a 9.0% increase in demand sales and a 5.2% increase energy sales caused by the extreme temperatures in the second and third quarters of 1995 and an increase in Members' consumers.

        Based on projected purchased power costs and other operating expenses for 1997, Old Dominion plans no increase in base rates for the 1997 rate year. The Board of Directors approved a 1.0% reduction in the base demand rate to the members effective April 1, 1997.

       OPERATING EXPENSES. Prior to October 7, 1995, North Anna was the only completed generating plant in which Old Dominion had an ownership interest. While nuclear power plants, such as North Anna, generally have relatively high fixed costs, such facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear power plants, including Old Dominion, incur the embedded fixed costs of these nuclear facilities whether or not the units operate.

       Old Dominion also holds a 50% undivided interest in Clover. Unit 1 went into commercial operation on October 7, 1995, and Unit 2 went into commercial operation on March 28, 1996.

       When either North Anna or Clover is off-line, Old Dominion must purchase replacement power under the I&O Agreement that is more costly. Any change in the amount of Old Dominion's energy output from North Anna or Clover displaces or is replaced by higher cost supplemental energy purchases from Virginia Power. As a result, Old Dominion's operating expenses, and therefore its rates to the Members, are significantly impacted by the operation of North Anna and Clover.

        North Anna and Clover capacity factors for the past three years were as follows:

                              North Anna                      Clover
                       ------------------------        -----------------------
                        Year Ended December 31,        Year Ended December 31,
                       ------------------------        -----------------------
                       1996      1995      1994        1996     1995     1994
                       ----      ----      ----        ----     ----     ----

      Unit 1........   88.5%     99.8%     86.2%       57.1%      -        -
      Unit 2........   77.7      76.3      94.1        70.9       -        -
      Combined......   83.1      88.0      90.2        64.0       -        -


        North Anna Unit 1 was off-line 32 days in 1996, one day in 1995 and 31 days in 1994 and Unit 2 was off-line 79 days in 1996, 69 days in 1995 and 10 days in 1994. During 1996, Unit 1 was off-line 29 days for scheduled maintenance and refueling and three days for unscheduled maintenance. Unit 2 was off-line 34 days for scheduled refueling and 45 days for equipment failure caused by foreign material blocking the cooling flow. The 1995 Unit 2 outage was the result of the Unit 2 steam generator replacement and refueling project, which began on March 25, 1995 and was completed in 69 days, 15 days ahead of schedule and 28 days better than the 1993 Unit 1 replacement project. The 1994 Unit 1 outage was due to scheduled maintenance and refueling and the Unit 2 outage was due to unscheduled maintenance.

        During the year ended December 31, 1996, Clover Unit 1 capacity factors were lower than anticipated due to unscheduled maintenance, primarily due to chronic failure of the titanium chimney liner system.

        In February 1997, it was determined that the chimney liners on both Clover Units 1 and 2 would be replaced by the Clover Consortium at no cost to the joint owners except in lost generation and minimal overhead costs. See Item

1. "Business--System Assets" in Old Dominion's 1995 Form 10-K for a discussion of the Clover Consortium. The chimney liner replacement on Unit 1 is scheduled to begin on September 1, 1997, and the chimney liner replacement on Unit 2 is scheduled to begin March 1, 1998. It is estimated that it will take approximately 90 to 110 days to complete the replacement on each unit.


        Old Dominion's energy supply for the past three years was as follows:


                                                 Year Ended December 31,
                                          -------------------------------------
                                             1996        1995            1994
                                          ---------    ---------      ---------
                                                        (MWh)

North Anna .............................. 1,515,777    1,608,983     1,657,172
Clover (1) .............................. 2,246,920      318,504             -
Purchased power:
       Virginia Power.................... 2,137,318    3,862,619     3,824,450
       Delmarva Power....................   528,368      605,691     1,434,139
       PSE&G............................. 1,066,678      954,690             -
       Other.............................   173,806      118,518       113,020
                                          ---------    ---------     ---------
           Subtotal...................... 3,906,170    5,541,518     5,371,609
                                          ---------    ---------     ---------
               Total Available Energy.... 7,668,867    7,469,005     7,028,781
                                          =========    =========     =========
-------------------------------------------

(1) Clover Unit 1 went into commercial operation on October 7, 1995; Unit 2 went into commercial operation on March 28, 1996.


       Purchased power costs decreased in 1996 as compared to 1995 primarily as a result of Clover operations, since Unit 1 was in service for the whole year and Unit 2 came on-line in March 1996. Purchased power costs decreased in 1995 as compared to 1994 due to the lower cost PSE&G contract which became effective January 1, 1995. Additionally, Clover Unit 1 came on-line in October 1995. Actual 1994 purchased power costs were $239.1 million which was off-set by a $5.2 million adjustment ($2.4 million relating to 1994 and $2.8 million relating to 1993) to the Virginia Power 300 MW power purchase contract.

        Fuel costs increased in 1995 and again in 1996 as a result of Clover operations.

       Maintenance costs in 1996 were greater than in 1995 due to Clover operations in 1996. Maintenance costs decreased in 1995 as compared to 1994 due to changes in estimates of the annual maintenance expense at North Anna.

       Administrative and general expenses increased in 1995 as compared to 1994 primarily due to an increase in legal and consulting fees and Clover Unit 1 beginning commercial operation in October 1995.

        Depreciation and amortization increased in 1996 as a result of Clover operations. Depreciation and amortization increased in 1995 due to a change in estimate of the lives of certain nuclear facilities. The increase is also attributable to Clover Unit 1 coming on-line in October 1995.

       Amortization of lease gains represents the recognition of the portion of the gains attributable to 1996 on the two long-term lease transactions completed in 1996. The gains are being amortized ratably into income over the operating lease terms of 22 years and 23.4 years for Clover Units 1 and 2, respectively.

       Periodically, a site-specific study is performed to determine the decommissioning cost estimate for North Anna. Decommissioning costs were $.7 million in 1996. Virginia Power's 1994 Decommissioning Cost Study for the North Anna Power Station supports the amount currently being accrued and recovered through rates.

       Taxes other than income taxes increased in 1996 due to an increase in property taxes on Clover and an increase in gross receipts taxes resulting from increased revenues and decreased power purchases.

       Other expenses (net) increased in 1996 as compared to 1995 due to the recording of a reserve against Old Dominion's interest in Seacoast, Inc. The increase was off-set by an additional billing to Virginia Power for direct overhead costs related to Clover for the period 1990 through 1995 and also by the recognition of the gain on the cross-border lease transaction.

       Investment income decreased in 1996 as compared to 1995 primarily due to lower interest rates and the decrease in the Equity Development Fund balance. Investment income was greater in 1995 than in 1994 primarily due to higher interest rates and higher investment balances during the year.

       Interest on long-term debt (net) decreased in 1996 as compared to 1995 due to the purchase of $83.1 million of debt and $18.4 million of debt service payments in 1996.

       Allowance for borrowed funds used during construction decreased in 1996 and 1995 because interest capitalization on the Clover construction project ceased as the units went into commercial operation.

        EQUITY DEVELOPMENT PLAN. In the years 1988 through 1995, Old Dominion charged its Members rates based on the cost of purchased power that would have been incurred had Old Dominion not entered into a lower-cost, 300 MW, five-year power purchase contract with Allegheny Power (1988 through 1992) and subsequently with Virginia Power (1993 through 1995). This rate treatment was designed and approved by Old Dominion's Board of Directors as an equity development plan (the "Equity Development Plan") to provide capital resources for Clover by allowing Members rates to remain at the level that would have existed in the absence of the lower-cost power purchase contract. As a result of this rate treatment, net margins for the years 1995 and 1994 were $19.0 million and $24.7 million higher, respectively, than they would have been absent the Equity Development Plan. Old Dominion discontinued the Equity Development Plan effective December 31, 1995.

        EQUITY CONTRIBUTION. Old Dominion continues to increase equity through the collection of margins sufficient to meet a 1.20 MFI Ratio and through equity development programs as approved by the Board of Directors from time to time. In 1995, the Board of Directors of Old Dominion approved the retention of $2.0 million of additional margins in excess of the 1.20 MFI Ratio and the Equity Development Plan. There were no additional margins retained in 1996.


LIQUIDITY AND CAPITAL RESOURCES

       Old Dominion's cash flows from operating activities are affected principally by the level of Old Dominion's net margins. The lower margins in 1996 resulted from the discontinuance of the Equity Development Plan effective December 31, 1995, and a decrease in the margin requirement associated with the purchase of $83.1 million of debt. Cash flows from operating activities also were affected by the increase in depreciation expense resulting from the completion of Clover Unit 2 and by the deferred gains on the two Clover long-term lease transactions. The higher level of net margins in 1995 and 1994 resulted primarily from additional margins retained under the Equity Development Plan and the additional margin requirements associated with the incurrence of additional indebtedness principally related to Clover.

       In 1995, Old Dominion and 10 of its 12 member distribution systems established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly-owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. CSC and the other participants in Seacoast Power LLC also formed Power Ventures LLC ("Power Ventures"). Through loans of approximately $17.5 million to Seacoast, Old Dominion and CSC funded approximately one-half the cost to construct and operate the generating assets necessary to fulfill the power sales contract with INECEL.

       Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover approximately $16.3 million in amounts owed under the power sales contract, plus damages and fees. Management of Seacoast plans to vigorously pursue this matter; however, a trial date has not been set.

       During the third quarter of 1996, Old Dominion's Board of Directors decided to explore divestiture of the interest held by Old Dominion and its affiliates in Seacoast. Based on negotiations with several potential buyers, management provided a reserve of approximately $11.5 million against Old Dominion's interest in Seacoast.

       In December 1996, Old Dominion obtained from Seacoast an interest in approximately one-half of the remaining accounts receivable due from INECEL in exchange for approximately $4.4 million of principal owed by Seacoast pursuant to a note payable to Old Dominion. The transaction transferred to Old Dominion an approximate one-half interest in the claim Seacoast has in litigation against INECEL.

       Additionally, in December 1996, Seacoast transferred the generating assets and the corresponding debt to Power Services Ecuador Ecuapower Cia. Ltda. ("Ecuapower"), an Ecuadorian entity wholly-owned by Power Ventures. Concurrently, Old Dominion transferred its remaining notes receivable from Seacoast to CSC in exchange for a note receivable from CSC of $8.5 million, which was outstanding at December 31, 1996.

       On January 27, 1997, Power Ventures sold its interest in Ecuapower to an unaffiliated party for approximately $17.1 million. Old Dominion was entitled to approximately $7.0 million after expenses paid at closing. One-half of the sales price, or $8.6 million, of which Old Dominion received $3.2 million after expenses, was paid in cash at closing. The other half of the sales price was evidenced by a note, which was paid on March 6, 1997, of which Old Dominion received $3.8 million.

       On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. Seacoast's registered agent in Texas failed to notify the current owners of Seacoast of the claim in a timely manner. On appeal, the judgment was remanded back to the District Court in December 1996; however, in January 1997, the appellate court reversed its decision and agreed to hear the appeal. No rehearing date has been scheduled. Management of Seacoast expects to prevail in having the judgment overturned.

       In December 1994, Old Dominion entered into a cross-border tax benefit lease with Esbelto BV ("Esbelto"), a Netherlands limited liability company and an affiliate of Internationale Nederlanden Group ("ING"). Under the terms of the transaction, Old Dominion transferred nominal title to certain qualifying pollution control equipment (the "Qualifying Equipment") located at Clover to Esbelto for a cash payment of $104.8 million, and concurrently entered into an agreement to lease the Qualifying Equipment back from Esbelto. The lease agreement has an 18-year term, requires Old Dominion to provide for all repair and maintenance costs (including insurance and taxes), and provides Old Dominion with a repurchase option exercisable at the end of the 10th year of the term and other purchase options in specified circumstances. The Qualifying Equipment was transferred subject to the lien of the Indenture, and title will revert to Old Dominion upon exercise of any repurchase option. To fully defease its basic obligations under the lease, including the 10th year repurchase option, Old Dominion irrevocably deposited $99.0 million of the proceeds with another ING affiliate. In return, Esbelto released Old Dominion from its direct obligations under the lease agreement. The lease agreement required Old Dominion to ensure that Clover Units 1 and 2 were placed into service; accordingly, Old Dominion had included the gain in other liabilities at December 31, 1995. Old Dominion recognized the gain of $5.8 million in March 1996, after Clover Unit 2 was placed into commercial operation and Old Dominion's obligations in connection with the lease were fulfilled. Accordingly, Old Dominion has recorded the equipment as an asset on its consolidated financial statements. However, since Old Dominion's basic obligations under the lease agreement are fully defeased, the lease obligations are not reflected on the consolidated financial statements.

       On March 1, 1996, Old Dominion finalized a long-term lease transaction with an owner trust for the benefit of an equity investor. Under the terms of the transaction, Old Dominion entered into a 49-year lease of its interest in Clover Unit 1 (valued at $315.0 million) to such owner trustee, and simultaneously entered into a 22-year lease of the interest back from such owner trustee. As a result of the transaction, Old Dominion recorded a deferred gain of $23.6 million, which is being amortized into income ratably over the 22-year operating lease term. A portion of the proceeds from the transaction, $23.9 million, was used to retire a portion of Old Dominion's 8.76% First Mortgage Bonds, Series 1992 A. Concurrent with the retirement of its Series 1992 A Bonds, Old Dominion issued a like amount of zero coupon First Mortgage Bonds, Series 1996 A, with an effective interest rate of 7.06%. The lease transaction increased other non-current liabilities and restricted investments and funds by $51.5 million and $50.5 million, respectively.

       On July 31, 1996, Old Dominion finalized a long-term lease transaction with a business trust created for the benefit of another equity investor. Under the terms of the transaction, Old Dominion entered into a 53.4-year lease of its interest in Clover Unit 2 (valued at $320.0 million) to such business trust, and simultaneously entered into a 23.4-year lease of the interest back from such business trust. As a result of the transaction, Old Dominion recorded a deferred gain of $39.3 million, which is being amortized into income ratably over the 23.4-year operating lease term. The lease transaction increased other non-current liabilities and restricted investments and funds by $56.1 million and $53.9 million, respectively.

       After the above mentioned transactions closed, the VSCC staff asserted that a 2.1% gross receipts tax is applicable to the approximately $635.0 million base value of the lease-back transaction. Proceedings have not yet begun to enforce the tax. Old Dominion estimates that an adverse determination on the gross receipts tax issue would result in a maximum tax liability of $13.3 million. Old Dominion is vigorously contesting the anticipated assessment.

       During 1996, Old Dominion purchased approximately $83.1 million of its First Mortgage Bonds, Series 1992 A and 1993 A. The transactions resulted in a net loss of approximately $2.2 million, including a write-off of original issuance costs, which has been deferred.

        In December 1995, Old Dominion purchased $30.0 million of its First Mortgage Bonds, Series 1992 A. The transaction resulted in a loss of $4.9 million, including a write-off of original issuance costs, which has been deferred. The bonds were retired on March 1, 1996.

        In April 1995, Old Dominion purchased and retired $6.5 million of its First Mortgage Bonds, Series 1992 A, due to a reduced estimate of capital requirements for future generating facilities. The transaction resulted in a net loss of approximately $.1 million, including a write-off of original issuance costs, which has been deferred.

        Gains and losses on the purchase of long-term debt are deferred and amortized over the life of the remaining bonds.

       Old Dominion's capital improvement requirements are projected based on long-range plans and supporting studies. The following projections are a product of Old Dominion's most recently updated plans, and are subject to continuing review and periodic revision. The table below summarizes Old Dominion's historical and projected capital expenditures for 1994 through 2001 (in millions):


                      Historical                            Projected
                -----------------------      -------------------------------------
                 1994    1995     1996       1997    1998     1999    2000    2001
                ------   -----    -----      ----    ----     ----    ----    ----
Clover.......   $107.9   $70.6    $20.7      $4.2    $2.7     $2.0    $1.9    $ .9
North Anna...     69.1    13.3     12.8       2.4     1.8      1.4     1.0     1.1
Other........       .2      .5      1.2        .5      .3       .3      .3      .3
                ------   -----    -----      ----    ----     ----    ----    ----
     Total...   $177.2   $84.4    $34.7      $7.1    $4.8     $3.7    $3.2    $2.3
                ======   =====    =====      ====    ====     ====    ====    ====

       Old Dominion's share of the costs to construct Clover is expected to be approximately $634.6 million, including capitalized interest.

       Virginia Power replaced the steam generators at North Anna Unit 2 during the second quarter of 1995. Old Dominion's portion of the Unit 2 steam generator replacement cost, including capitalized interest, was approximately $13.8 million.

       Old Dominion expects to satisfy the approximately $21.1 million of capital expenditure requirements through 2001 with internally generated funds.

       Old Dominion has established unsecured short-term lines of credit to provide additional sources of financing. Old Dominion has a $30.0 million committed line of credit with NationsBank which expires on September 30, 1997, and is expected to be renewed. Additionally, Old Dominion has a $20.0 million committed line of credit with National Rural Utilities Cooperative Finance Corporation, a $20.0 million committed line of credit with CoBank, ACB and a $15.0 million committed line of credit with First Union National Bank of North Carolina, all of which expire on December 31, 1997, and are expected to be renewed. Old Dominion also has arranged a number of uncommitted short-term borrowing arrangements aggregating $60.0 million. Due to limitations contained in certain of these uncommitted facilities, no more than $105.0 million in total can be outstanding at any time under Old Dominion's committed and uncommitted short-term borrowing arrangements. At December 31, 1996, Old Dominion had no short-term borrowing outstanding under any of these arrangements. At December 31, 1995, $8.7 million was outstanding under these borrowing arrangements.


       ACCOUNTING STANDARDS. Old Dominion has determined that the impact of recently issued accounting pronouncements is not material to its consolidated results of operations and financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       CONSOLIDATED FINANCIAL STATEMENTS
                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
Report of Independent Accountants.....................................    23
Consolidated Balance Sheets...........................................    24
Consolidated Statements of Revenues, Expenses and Patronage Capital...    25
Consolidated Statements of Cash Flows.................................    26
Notes to Consolidated Financial Statements............................    27

                       REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors
Old Dominion Electric Cooperative

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative and its subsidiary (the "Cooperative") as of December 31, 1996 and 1995, and the related consolidated statements of revenues, expenses and patronage capital and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Electric Cooperative and its subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                  /s/ Coopers & Lybrand L.L.P.



Richmond, Virginia
February 26, 1997, except for Note 16,
   for which the date is March 6, 1997

OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1995



(IN THOUSANDS)                                                           1996             1995
-----------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------
Electric Plant:
  In service                                                     $    882,879    $     588,636
  Less accumulated depreciation                                       (91,525)         (68,738)
                                                                 -------------   --------------
                                                                      791,354          519,898
  Nuclear fuel, at amortized cost                                       8,311            6,026
  Plant acquisition adjustment, at amortized cost                      24,790           26,860
  Construction work in progress                                        11,106          269,554
                                                                 -------------   --------------
     Net Electric Plant                                               835,561          822,338
                                                                 -------------   --------------
Decommissioning Fund                                                   39,298           36,118
Other Investments and Funds, Available for Sale                        35,112           58,809
Restricted Investments and Funds                                      109,019                -
Current Assets:
  Cash and cash equivalents                                            46,217           63,670
  Note receivable, net of allowance of $1.6 million in 1996             6,992           13,793
  Receivables, net of allowance of $5.1 million in 1996                36,084           35,255
  Fuel stock                                                            3,052            3,189
  Materials and supplies, at average cost                               5,186            4,971
  Prepayments                                                           1,187            1,069
  Deferred energy                                                           -              463
                                                                 -------------   --------------
     Total Current Assets                                              98,718          122,410
                                                                 -------------   --------------
Deferred Charges                                                       27,412           29,575
Other Assets                                                           11,226            9,696
                                                                 -------------   --------------
     Total Assets                                                $  1,156,346    $   1,078,946
                                                                 =============   ==============

CAPITALIZATION AND LIABILITIES
---------------------------------------------------------------
Capitalization:
  Patronage capital                                              $    184,753    $     172,513
  Long-term debt                                                      664,490          738,974
                                                                 -------------   --------------
     Total Capitalization                                             849,243          911,487
                                                                 -------------   --------------
Current Liabilities:
  Long-term debt due within one year                                   17,928           18,385
  Notes payable                                                             -            8,700
  Accounts payable                                                     45,717           62,954
  Construction contract payable                                        15,283           22,541
  Deferred energy                                                       1,771                -
  Accrued interest                                                      4,445            5,020
  Accrued taxes                                                           497              113
  Other                                                                 4,342            3,856
                                                                 -------------   --------------
     Total Current Liabilities                                         89,983          121,569
                                                                 -------------   --------------
Decommissioning Reserve                                                39,298           36,118
Deferred Credits                                                       64,868            3,804
Obligations Under Long-Term Leases                                    112,202                -
Other Liabilities                                                         752            5,968
Commitments and Contingencies (Notes 1, 2, 3,  11, 12 and 15)
                                                                 -------------   --------------
     Total Capitalization and Liabilities                        $  1,156,346    $   1,078,946
                                                                 =============   ==============
-----------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED STATEMENTS OF REVENUES,
EXPENSES AND PATRONAGE CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(IN THOUSANDS)                                                   1996               1995                 1994
--------------------------------------------------------------------------------------------------------------
Operating Revenues
  Sales to Members                                        $   366,515       $    357,309       $      336,541
  Sales to non-member                                             394                 13                    -
                                                          ------------      -------------      ---------------
                                                              366,909            357,322              336,541
                                                          ------------      -------------      ---------------

Operating Expenses:
  Operation:
    Fuel                                                       38,093             11,559                6,970
    Purchased power                                           180,338            234,295              233,916
    Other                                                      24,181             17,616                5,195
                                                          ------------      -------------      ---------------
                                                              242,612            263,470              246,081
  Maintenance                                                   8,949              5,907                6,523
  Administrative and general                                   15,421             15,159               13,628
  Depreciation and amortization                                26,724             11,989                8,868
  Amortization of Lease Gains                                  (1,596)                 -                    -
  Decommissioning cost                                            681                681                  681
  Taxes other than income taxes                                 6,338              4,106                3,943
                                                          ------------      -------------      ---------------
       Total Operating Expenses                               299,129            301,312              279,724
                                                          ------------      -------------      ---------------
Operating Margin                                               67,780             56,010               56,817
                                                          ------------      -------------      ---------------

Other Expense, net                                             (4,848)                 -                    -
                                                          ------------      -------------      ---------------

Investment Income:
  Interest                                                      5,082              8,018                4,437
  Other                                                         1,393                312                  287
                                                          ------------      -------------      ---------------
       Total Investment Income                                  6,475              8,330                4,724
                                                          ------------      -------------      ---------------

Interest Charges:
  Interest on long-term debt, net                              60,865             64,748               64,601
  Other                                                           328                221                  230
  Allowance for borrowed funds used during construction        (4,026)           (34,657)             (40,984)
                                                          ------------      -------------      ---------------
       Net Interest Charges                                    57,167             30,312               23,847
                                                          ------------      -------------      ---------------
Net Margin                                                     12,240             34,028               37,694
Patronage Capital-beginning of year                           172,513            138,485              100,791
                                                          ------------      -------------      ---------------
Patronage Capital-end of year                             $   184,753       $    172,513       $      138,485
                                                          ============      =============      ===============
--------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(IN THOUSANDS)                                                       1996             1995               1994
--------------------------------------------------------------------------------------------------------------
Cash Provided By Operating Activities:
  Net margin                                                 $     12,240       $   34,028         $   37,694
  Adjustments to reconcile net margin to net cash provided
       by operating activities:
    Depreciation                                                   24,534            9,812              6,719
    Amortization of plant acquisition adjustment                    2,070            2,070              2,067
    Amortization of nuclear fuel                                      (59)           4,638              5,309
    Decommissioning cost                                              681              681                681
    Amortization of debt discount                                   1,817              434                419
    Amortization of other debt costs                                1,235            1,249              1,243
    Amortization of deferred charges and other assets                 339              395                713
    Amortization of lease obligations                               4,636                -                  -
    Reserve for interest in Seacoast                               11,512                -                  -
    Provision for contingent liability                                630                -                  -
    Gain from lease transactions                                   (7,361)               -                  -
    Changes in Current Assets and Current Liabilities:
      Change in current assets                                     (6,113)             731              2,445
      Change in current liabilities                               (15,970)          16,810              2,423
    Decrease in deferred charges                                      807              424                257
    Increase in other assets                                       (1,756)          (4,890)              (821)
    Increase (decrease) in deferred credits                        61,064                -               (613)
    Increase(Decrease) in other liabilities                         2,464             (556)               577
                                                             -------------      -----------      -------------
       Net Cash Provided By Operating Activities                   92,770           65,826             59,113
                                                             -------------      -----------      -------------

Cash Provided By (Used For) By Financing Activities:
  Additions to long-term debt                                      23,884                -                  -
  Obligations under long-term lease                               112,201                -                  -
  Borrowings under lines of credit                                 (8,700)           8,700                  -
  Reductions of long-term debt                                   (105,277)         (54,381)           (52,201)
  Proceeds from tax lease transaction                                   -                -              5,765
                                                             -------------      -----------      -------------
       Net Cash Provided By (Used For) Financing Activities        22,108          (45,681)           (46,436)
                                                             -------------      -----------      -------------

Cash (Used For) Provided By Investing Activities:
  Additions to electric plant                                     (47,049)         (87,970)          (118,573)
  Decommissioning fund deposits                                      (681)            (681)              (681)
  Reduction of other investments and funds, net                    23,697           87,699            120,584
  (Additions to) restricted investments and funds                (109,019)               -                  -
  Note Receivable                                                     698          (13,793)                 -
  Retirement work in progress                                          23              580               (167)
                                                             -------------      -----------      -------------
       Net Cash (Used For) Provided By Investing Activities      (132,331)         (14,165)             1,163
                                                             -------------      -----------      -------------
       Net (Decrease)Increase in Cash and Cash Equivalents        (17,453)           5,980             13,840
  Beginning of Year Cash and Cash Equivalents                      63,670           61,181             45,124
                                                             -------------      -----------      -------------
  End of Year Cash and Cash Equivalents                      $     46,217       $   67,161       $     58,964
                                                             =============      ===========      =============
--------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       OLD DOMINION ELECTRIC COOPERATIVE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:

Old Dominion Electric Cooperative ("Old Dominion") is a not-for-profit wholesale power supply cooperative incorporated under the laws of the Commonwealth of Virginia in 1948. It provides wholesale electric service to 12 member distribution cooperatives (the "Members") engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland and parts of West Virginia. Old Dominion's Board of Directors is composed of two representatives from each of the Members. Old Dominion's rates are not regulated by the respective states' public service commissions, but are set periodically by a formula that was accepted for filing by the Federal Energy Regulatory Commission ("FERC") on May 18, 1992.

Old Dominion complies with the Uniform System of Accounts prescribed by FERC. In conformity with generally accepted accounting principles ("GAAP"), the accounting policies and practices applied by Old Dominion in the determination of rates are also employed for financial reporting purposes.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Actual results could differ from those estimates.

The accompanying financial statements reflect the consolidated accounts of Old Dominion and Dominion Power Control, Ltd. ("DPC"), a wholly-owned subsidiary of Old Dominion which provides financing for a load management system used by Old Dominion and its Members. All intercompany balances and transactions have been eliminated in consolidation. Old Dominion's 50% ownership interest in Regional Headquarters, Inc. ("RHI") (Note 13) is recorded under the equity method of accounting.

ELECTRIC PLANT:

Electric plant is stated at original cost when first placed in service. Such cost includes contract work, direct labor and material, allocable overhead and an allowance for funds used during construction. Upon the partial sale or retirement of plant assets, the original asset cost and current disposal costs less sale proceeds, if any, are charged or credited to accumulated depreciation. In accordance with industry practice, no profit or loss is recognized in connection with normal sales and retirements of property units. The plant acquisition adjustment represents the excess of the cost of the plant to Old Dominion over the original cost less accumulated depreciation at the time of acquisition.

Maintenance and repair costs are expensed as incurred. Replacements and renewals of items considered to be units of property are capitalized to the property accounts.

DEPRECIATION, AMORTIZATION AND DECOMMISSIONING:

Depreciation is based on the straight-line method at rates which are designed to amortize the original cost of properties over their service lives. Depreciation rates for jointly-owned depreciable plant balances at the North Anna Nuclear Power Station ("North Anna") were approximately 2.9% in 1996, 2.9% in 1995 and 2.6% in 1994. The depreciation rate for jointly-owned depreciable plant balances at the Clover Power Station ("Clover") was approximately 2.5% in 1996 and 1995. The North Anna plant acquisition adjustment is being amortized for rate-making and accounting purposes over a 40-year period using the straight-line method. In 1996, approximately $2.5 million of accelerated depreciation was recorded on the assets of DPC to adjust the balances to the net realizable value.

Old Dominion accrues decommissioning cost over the expected service life of North Anna and makes periodic deposits in a trust fund, such that the fund balance will equal Old Dominion's estimated cost at the time of decommissioning. The present value of the future decommissioning cost is credited to the decommissioning reserve; increases are charged to Members through their rates. The estimated cost to decommission North Anna is based on Virginia Power's 1994 Decommissioning Cost Study for the North Anna Power Station. The cost estimate is based on the DECON alternative in which the equipment, structure, and portions of the facility and site containing radioactive contaminants are removed or decontaminated to a level that permits the property to be released for unrestricted use shortly after cessation of operations. Virginia Power updates the decommissioning study approximately every four years. Old Dominion's portion of the estimated cost of decommissioning North Anna is expected to be approximately $58.1 million in 1994 dollars. The decommissioning of North Anna is expected to begin at the expiration date of each unit's operating license, which is 2018 and 2020 for North Anna Units 1 and 2, respectively. In the event the assumed return on the trust fund is not earned, the management of Old Dominion believes that any additional cost incurred will be recoverable through rates.

Amounts held in the decommissioning trust fund, which equals the decommissioning reserve, at December 31, 1996 and 1995, were $39.3 million and $36.1 million, respectively. Annual decommissioning expense, net of earnings on funds was $.7 million in 1996, 1995 and 1994.

NUCLEAR FUEL:

Owned nuclear fuel is amortized on a unit-of-production basis sufficient to fully amortize, over the estimated service life, the cost of fuel plus future storage and disposal costs.

Under the Nuclear Waste Policy Act of 1982 ("NWPA"), the Federal government has the responsibility for the permanent disposal of spent nuclear fuel. In accordance with the provisions of the NWPA, contracts with the Department of Energy ("DOE") have been executed to provide for the permanent disposal of spent nuclear fuel produced by North Anna, however, it is uncertain when these services will begin. Virginia Power estimates that an interim spent nuclear fuel storage facility will be required at North Anna in the late 1990's and submitted a license application to the Nuclear Regulatory Commission ("NRC") in May 1995, for such a facility at North Anna. Old Dominion is making quarterly payments based on net electricity generated and sold by each reactor as its share of the disposal costs. These costs are recovered in current rates.

Under the Energy Policy Act of 1992, all domestic utilities which purchased enriched uranium from the DOE during the years 1969 through 1991 are required to make payments to the DOE in the aggregate, a maximum of $150.0 million (adjusted annually for inflation) each year for a new uranium enrichment decontamination and decommissioning fund. Such payments, which commenced in 1993, are required to continue for a period of 15 years. At December 31, 1996 and 1995, the total accrued liability was $3.8 million and $4.1 million, respectively, which represents Old Dominion's pro-rata share. This amount has been recorded as a deferred charge and will be amortized and recovered by Old Dominion through rates over the 15-year funding period.

ALLOWANCE FOR BORROWED FUNDS USED DURING CONSTRUCTION:

Old Dominion capitalizes interest on borrowings for significant construction projects. Income earned on trusteed construction funds is netted against the amount of interest charges capitalized. Interest capitalized in 1996, 1995 and 1994 was $4.0 million, $34.7 million and $41.0 million, respectively.

INCOME TAXES:

As a not-for-profit electric cooperative, Old Dominion is currently exempt from Federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended. Accordingly, provisions for income taxes have not been reflected in the accompanying consolidated financial statements.

OPERATING REVENUES:

Sales to Members consist of power sales pursuant to long-term wholesale power contracts ("Wholesale Power Contracts") which Old Dominion maintains with each of its Members. These Wholesale Power Contracts obligate each Member to pay Old Dominion for power furnished in accordance with rates established by Old Dominion. Power furnished is determined based on month-end meter readings.

Sales to non-members consist of sales of excess energy from Clover to Virginia Power, a related party, under the terms of the contracts between Old Dominion and Virginia Power relating to the construction and operation of Clover ("Clover Agreements").

DEFERRED CHARGES AND OTHER ASSETS:

Certain costs have been deferred based on rate action by Old Dominion's Board of Directors and approval by FERC. These costs will be recognized as expense concurrent with their recovery through rates.

Other Assets include costs associated with the issuance of debt. These costs are being amortized using the effective interest method over the life of the respective debt issues.

DEFERRED ENERGY:

A deferral method of accounting is used to recognize differences between Old Dominion's actual energy and fuel expenses and the energy and fuel revenues collected from its Members. The deferred credit at December 31, 1996, of $1.8 million will be returned to the Members during 1997 in accordance with the tariffs then in effect. The deferred debit at December 31, 1995, of $.5 million was collected from the Members during 1996 in accordance with the tariffs then in effect.

INVESTMENTS:

Financial instruments included in the decommissioning fund and other investments and funds are classified as available-for-sale, and accordingly, are carried at fair value. Unrealized gains and losses on investments held in the decommissioning fund are deferred as an adjustment to the decommissioning reserve until realized. Unrealized gains or losses on other investments, if material, are reflected as a component of capitalization. Substantially all debt securities presently held mature in less than one year.

RESTRICTED INVESTMENTS:

Restricted investments include amounts received from two long-term lease transactions which are restricted for payment of lease obligations.

NON-CASH ACTIVITY:

Unrealized deferred gains on the decommissioning fund of $.5 million and $1.7 million in 1996 and 1995, respectively, have been credited to the decommissioning reserve.

PATRONAGE CAPITAL:

Old Dominion is organized and operates as a cooperative. Patronage capital is the retained net margins of Old Dominion which have been allocated to its Members based upon their respective power purchases in accordance with Old Dominion's bylaws. Since its incorporation, Old Dominion has not distributed patronage capital to its Members. Any distributions in the future are subject to the discretion of the Board of Directors of Old Dominion and the restrictions contained in the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion and Crestar Bank, as trustee (as supplemented by five supplemental indentures thereto, is hereinafter referred to as the "Indenture").

OUTAGE PROVISION:

The normal maintenance and refueling cycle for each of the North Anna nuclear units is 18 months. During outage periods, approximately 35 days per unit, Old Dominion incurs higher operation and maintenance costs and supplemental energy purchases. Although the supplemental energy purchases are deferred and collected in accordance with the deferred energy policy, the other outage costs are charged to expense as incurred and have a direct impact on net margins. Old Dominion has a policy of accruing a portion of incremental outage expenses that are scheduled for the succeeding year. Operating expenses in 1996, 1995 and 1994 include $1.2 million, $1.3 million and $2.0 million, respectively, accrued under this policy.

CONCENTRATIONS OF CREDIT RISK:

Financial instruments which potentially subject Old Dominion to concentrations of credit risk consist of cash equivalents, investments, and receivables arising from energy sales to Members and from Virginia Power related to Clover and other transactions. Old Dominion places its temporary cash investments with high credit quality financial institutions and invests in debt securities with high credit standards as required by the Indenture and the Board of Directors. Cash and cash investment balances may exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables arising from energy sales to Members are limited due to the large member consumer base that represents Old Dominion's cooperative Members' accounts receivable.

IMPAIRMENT OF LONG-LIVED ASSETS:

During 1996, Old Dominion adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121"). FASB 121 requires that long-lived assets and certain identifiable intangibles held and used by Old Dominion be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Old Dominion reviews all required assets for potential impairment on an ongoing basis.

CASH EQUIVALENTS:

For purposes of the Consolidated Statements of Cash Flows, Old Dominion considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS:

Certain reclassifications have been made to the accompanying prior years' consolidated financial statements to conform with the current year presentation.

NOTE 2 - JOINTLY OWNED PLANT

On December 21, 1983, Old Dominion purchased from Virginia Power an 11.6% undivided ownership interest in North Anna, a two-unit, 1,790 MW (net capacity rating) nuclear generating facility, as well as nuclear fuel and common facilities at the power station, and a portion of spare parts, inventory and other support facilities. Old Dominion is responsible for 11.6% of all post-acquisition date additions and operating costs associated with the plant, as well as a pro-rata portion of Virginia Power's administrative and general expenses for North Anna, and must provide its own financing for these items. Old Dominion's portion of assets, liabilities and operating expenses associated with North Anna are included in the consolidated financial statements. As of December 31, 1996 and 1995, Old Dominion had outstanding accounts receivable balances of $.1 million and $.7 million, respectively, due from Virginia Power for operation, maintenance and capital investment at the facility.

In 1992, construction began on Clover, an 882 MW (net capacity rating) coal-fired generating facility. Clover is a joint project between Old Dominion and Virginia Power in which each holds a 50% undivided interest. Unit 1 commenced commercial operation on October 7, 1995, and Unit 2 commenced commercial operation on March 28, 1996. Old Dominion is responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power's administrative and general expenses for Clover, and must provide its own financing for these items. Old Dominion's portion of assets, liabilities and operating expense associated with Clover are included in the consolidated financial statements. Old Dominion's share of the costs to construct Clover is expected to be approximately $634.6 million, including capitalized interest. In connection with its duties as construction agent for Clover, Old Dominion had an outstanding accounts receivable balance of $.1 million and $2.3 million, respectively, at December 31, 1996 and 1995.

Old Dominion's investment in jointly-owned plants at December 31, 1996, was as follows:


                                             North Anna                 Clover
                                             ----------                 ------
                                             (in millions, except percentages)

            Ownership interest                   11.6%                  50.0%

            Electric plant                     $349.3                  $632.5
            Accumulated depreciation
                and amortization                141.9                    16.9
            Construction work in progress        10.6                      .5

Projected capital expenditures for North Anna for 1997 through 2001 are $2.4 million, $1.8 million, $1.4 million, $1.0 million and $1.1 million, respectively. Projected capital expenditures for Clover for 1997 through 2001 are $4.2 million, $2.7 million, $2.0 million, $1.9 million and $.9 million, respectively.


NOTE 3 - POWER PURCHASE AGREEMENTS

In 1996 and 1995, North Anna and Clover furnished approximately 49.1% and 25.8%, respectively, of the energy requirements of Old Dominion. In 1994, North Anna furnished approximately 24.0% of the energy requirements of Old Dominion. The remaining needs were satisfied through purchases of supplemental power from Virginia Power and other power companies. Under the terms of the Interconnection and Operating Agreement with Virginia Power ("I&O Agreement"), executed in connection with Old Dominion's purchase of its 11.6% interest in North Anna, Old Dominion agreed to purchase from Virginia Power reserve power for North Anna and its entire monthly requirements for supplemental power to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. The I&O Agreement provides that Old

Dominion may reduce its obligations to purchase supplemental power by any amount with nine years advance notice or through the construction of jointly-owned facilities, or by up to 4% each year, if notice is given at least three months prior to calendar year end. Amendment No. 1 to the I&O Agreement ("Amendment") allows Old Dominion to accumulate its 4% per year reduction for the life of the I&O Agreement. Under the terms of the Amendment, for the first four years Old Dominion will purchase the 4% per year reduction from Virginia Power. The Amendment has an effective date coincident with commercial operation of Clover Unit 2 and expires in eight years. The I&O Agreement expires on the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date upon which Old Dominion's interest in North Anna is reduced to zero.

In 1996, Old Dominion entered into discussions with Virginia Power to develop a new relationship reflective of the competitive marketplace. To date, the parties have entered into a Principles of Agreement which is expected to result in a final contract replacing the I&O Agreement effective January 1, 1998.

Beginning January 1, 1995, Old Dominion's partial requirements agreement with Delmarva Power & Light Company ("Delmarva Power") became effective obligating Delmarva Power to provide Old Dominion's power requirements for its three Members east of the Chesapeake Bay in excess of the 150 MW purchased from Public Service Electric & Gas ("PSE&G") or, within certain limits, any other capacity secured by Old Dominion with proper notice to Delmarva Power. For the first five years charges for service are based on a rate formula. The agreement continues through 2004 with automatic extensions for one year periods unless either party gives five years notice, or Old Dominion exercises its option to reduce its load by up to 30% with two years notice or 30% or more with five years notice.

In August 1996, Old Dominion exercised its option under the partial requirements agreement with Delmarva Power to reduce its power purchases by 30% beginning in 1998. The notice was given based on a review of the wholesale power bids that Old Dominion received in response to its request for proposals for power purchase contracts. Contracts to cover power purchases with a new supplier beginning in 1998 are currently being finalized, subject to regulatory approval. In addition to its notice to reduce power purchases by 30%, Old Dominion has given Delmarva Power the required five years notice to terminate all purchases under the partial requirements agreement by 2001.

Old Dominion's purchased power costs for the past three years were as follow:



                           Year Ended December 31,
                         --------------------------
                         1996      1995        1994
                         ----      ----        ----
                              (in millions)

      Virginia Power   $100.7     $159.6      $155.2

      Delmarva Power     34.1       32.8        71.6

      PSE&G              37.6       36.9           -

      Other               7.9        5.0         7.1
                       ------     ------      ------
                       $180.3     $234.3      $233.9
                       ======     ======      ======

Old Dominion's power purchase agreements contain certain firm capacity and minimum energy requirements. As of December 31, 1996, Old Dominion's minimum purchase commitments under the various agreements, without regard to capacity reductions or cost adjustments, were as follows:


                                          Firm          Minimum
                                         Capacity        Energy
            Year Ending December 31,   Requirements   Requirements     Total
            ------------------------   ------------   ------------     -----
                                                     (in millions)

                      1997                $15.3            $15.3         $30.6
                      1998                 14.4                -          14.4
                      1999                 16.4                -          16.4
                      2000                 16.4                -          16.4
                      2001                 16.4                -          16.4
                   Thereafter              45.1                           45.1
                                         ------            -----        ------
                                         $124.0            $15.3        $139.3
                                         ======            =====        ======


NOTE 4 - WHOLESALE POWER CONTRACTS

Old Dominion has Wholesale Power Contracts with all of its Members whereby each Member is obligated to purchase substantially all of its power requirements from Old Dominion through the year 2028. Each such contract provides that Old Dominion shall sell and deliver to the Member, and the Member shall purchase and receive from Old Dominion, all power that the Member requires for the operation of the Member's system to the extent that Old Dominion has the power and facilities available. Each Member is required to pay Old Dominion monthly for power furnished under its Wholesale Power Contract in accordance with rates and charges established by Old Dominion pursuant to a rate formula filed with FERC. Under the accepted rate formula, the rates charged by Old Dominion are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Old Dominion's revenue requirements. The rate formula method uses traditional techniques to allocate costs to capacity and energy in establishing rates to the Members. The formula is intended to permit collection of revenues, which, together with revenues from all other sources, are equal to all costs and expenses recorded on Old Dominion's books, plus an additional 20% of total interest charges plus additional equity contributions as approved by Old Dominion's Board of Directors. It also provides for the periodic adjustment of rates to recover actual prudently incurred costs, whether they increase or decrease, without further application to and acceptance by FERC. Old Dominion's rate formula allows Old Dominion to recover and refund amounts under the Margin Stabilization Plan (as hereinafter defined).

In order to ensure that only actual cost of power service plus necessary margins are billed to the Members each year and to provide for uncertainties connected with the establishment of prospective rates, in 1984 Old Dominion's Board of Directors established a plan (the "Margin Stabilization Plan") which allows Old Dominion to review actual cost of service and power sales as of year end and to adjust revenues from the Members to take into account actual results and financial coverages. All adjustments, whether increases or decreases, are recorded in the year affected and allocated to Members based on power sales during that year. Such increases or decreases are either collected from Members, or off-set against amounts owed by the Members, in the succeeding year. Under the Margin Stabilization Plan, Old Dominion reduced revenues and related receivables from Members for 1996, 1995 and 1994 power sales in the amount of $3.5 million, $3.5 million and $3.0 million, respectively.

In 1994 and 1995, Old Dominion charged its Members rates based on the cost of purchased power that would have been incurred had Old Dominion not entered into the lower-cost, 300 MW power purchase contract with Virginia Power. This rate treatment was designed and approved by Old Dominion's Board of Directors as an equity development plan (the "Equity Development Plan") to provide capital resources for Clover by allowing Member rates to remain at the level that would have existed in the absence of the lower-cost power purchase contract with

Virginia Power. As a result of this rate treatment, net margins for the years 1995 and 1994 were $19.0 million and $24.7 million higher, respectively, than they would have been absent the Equity Development Plan. Old Dominion discontinued the Equity Development Plan effective December 31, 1995; however, Old Dominion will continue to increase equity through the collection of margins sufficient to meet the 1.20 margins for interest requirement of the Indenture and through equity development programs as approved by the Board of Directors from time to time. The cash equivalent of the cumulative additional net margins earned under the Equity Development Plan is $15.0 million and $46.0 million at December 31, 1996 and 1995, respectively, and has been set aside in a separate fund and such amounts are included in other investments and funds in the accompanying consolidated financial statements.

Revenues from the following Members equaled or exceeded 10% of Old Dominion's total revenues for the past three years:

                                                       Year Ended December 31,
                                                       -----------------------
                                                       1996     1995     1994
                                                       ----     ----     ----
                                                           (in millions)

            Northern Virginia Electric Cooperative    $98.4     $95.1    $92.6
            Rappahannock Electric Cooperative          78.4      77.0     73.3
            Delaware Electric Cooperative              38.2      37.6     34.3


NOTE 5 - NOTE RECEIVABLE


In 1995, Old Dominion and 10 of its 12 member distribution systems established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly-owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. CSC and the other participants in Seacoast Power LLC also formed Power Ventures LLC ("Power Ventures"). Through loans of approximately $17.5 million to Seacoast, Old Dominion and CSC funded approximately one-half the cost to construct and operate the generating assets necessary to fulfill the power sales contract with INECEL.

During the third quarter of 1996, Old Dominion's Board of Directors decided to explore divestiture of the interest held by Old Dominion and its affiliates in Seacoast. Based on negotiations with several potential buyers, management provided a reserve of approximately $11.5 million against Old Dominion's interest in Seacoast.

In December 1996, Old Dominion obtained from Seacoast an interest in approximately one-half of the remaining accounts receivable due from INECEL in exchange for approximately $4.4 million of principal owed by Seacoast pursuant to a note payable to Old Dominion. The transaction transferred to Old Dominion an approximate one-half interest in the claim Seacoast has in litigation against INECEL.

Additionally, in December 1996, Seacoast transferred the generating assets and the corresponding debt to Power Services Ecuador Ecuapower Cia. Ltda. ("Ecuapower"), an Ecuadorian entity wholly-owned by Power Ventures. Concurrently, Old Dominion transferred its remaining notes receivable from Seacoast to CSC in exchange for a note receivable from CSC of $8.5 million, which was outstanding at December 31, 1996.

NOTE 6 - LONG-TERM LEASE TRANSACTIONS

On March 1, 1996, Old Dominion finalized a long-term lease transaction with an owner trust for the benefit of an equity investor. Under the terms of the transaction, Old Dominion entered into a 49-year lease of its interest in Clover Unit 1 (valued at $315.0 million) to such owner trustee, and simultaneously entered into a 22-year lease of the interest back from such owner trustee. As a result of the transaction, Old Dominion recorded a deferred gain of $23.6 million, which is being amortized into income ratably over the 22-year operating lease term. A portion of the proceeds from the transaction, $23.9 million, was used to retire a portion of Old Dominion's 8.76% First Mortgage Bonds, Series 1992 A. Concurrent with the retirement of its Series 1992 A bonds, Old Dominion issued a like amount of zero coupon First Mortgage Bonds, Series 1996 A with an effective interest rate of 7.06%. The lease transaction increased other non-current liabilities and restricted investments and funds by $51.5 million and $50.5 million, respectively.

On July 31, 1996, Old Dominion finalized a long-term lease transaction with a business trust created for the benefit of another equity investor. Under the terms of the transaction, Old Dominion entered into a 53.4-year lease of its interest in Clover Unit 2 (valued at $320.0 million) to such business trust and simultaneously entered into a 23.4-year lease of the interest back from such business trust. As a result of the transaction, Old Dominion recorded a deferred gain of $39.3 million, which is being amortized into income ratably over the 23.4-year operating lease term. The lease transaction increased other non-current liabilities and restricted investments and funds by $56.1 million and $53.9 million, respectively.

NOTE 7 - INVESTMENTS AND FUNDS-RESTRICTED AND UNRESTRICTED

Investments and funds consist of the following (at fair market value):

                                                              December 31,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
                                                             (in thousands)

Decommissioning Fund (trusteed)                          $ 39,298      $ 36,118
                                                         --------      --------

Other Investments and Funds:
   Patronage Capital and Capital Term Certificates of CFC     914           923


   Regional Headquarters, Inc.
      Common stock (Note 13)                                  455           455

   CSC Services, Inc. (Note 5)
      Common stock                                             65             -
      Preferred stock                                         196             -

   Equity Development Plan Fund (Note 4)                   15,001        46,045

   Equity Reinvestment Fund                                14,926             -

   Other                                                    3,555        11,386
                                                         --------      --------

      Subtotal                                             35,112        58,809
                                                         --------      --------

   Restricted cash and investments:
      Lease Deposits                                      109,019             -
                                                         --------      --------

           Total Investments and Funds                   $183,429      $ 94,927
                                                         ========      ========

The preceding amounts were invested as follows:

                                                December 31,
                                        --------------------------
                                          1996              1995
                                          ----              ----
                                               (in thousands)

U.S. Government securities              $ 53,619          $  5,109

Corporate obligations                     27,335                68

Corporate common stock                    10,331             7,821

Corporate preferred stock                    196                 -

Corporate commercial paper                27,931            37,044

Money market mutual funds                      -            11,239

Cash and cash equivalents                 62,721            31,979


Other                                      1,296             1,667
                                        --------          --------
           Total Investments and Funds  $183,429          $94, 927
                                        ========          ========

There was no patronage capital allocation from CFC in 1996 or 1995.

At December 31, 1996 and 1995, the aggregate market value, based on quoted market prices and prices obtained from independent sources, of the above investments approximated cost.

NOTE 8 - LONG-TERM DEBT



Long-term debt consists of the following:
                                                                   December 31,
                                                              ---------------------
                                                              1996             1995
                                                              ----             ----
                                                                 (in thousands)
$25,565,962 principal amount of First Mortgage Bonds,
1996 Series A, due 1997 at an effective rate of 7.06%        $ 25,566               -

$130,000,000 principal amount of First Mortgage Bonds,
1993 Series A, due 2013 at an interest rate of 7.48%          128,300        $129,000

$120,000,000 principal amount of First Mortgage Bonds,
1993 Series A, due 2023 at an interest rate of 7.78%           66,500         120,000

$350,000,000 principal amount of First Mortgage Bonds,
1992 Series A, due 2022 at an interest rate of 8.76%          243,665         271,200

$150,000,000 principal amount of First Mortgage Bonds,
1992 Series A, due 2002 at an interest rate of 7.97%          140,800         142,000

$50,000,000 principal amount of First Mortgage Bonds,
1992 Series A, due 1997 at an interest rate of 7.27%           16,603          33,334

$11,930,335 non-interest bearing First Mortgage Bonds,
1992 Series B, discounted at 10.84%, due quarterly
through December 15, 1996                                           -           1,570

$60,210,000 principal amount of First Mortgage Bonds,
1992 Series C, due 1997 through 2022 at interest rates
ranging from 4.9% to 6.5%                                      60,210          60,210

Louisa County Pollution Control Revenue Bonds (North Anna),
due December 1, 2008, with variable interest rates
(averaging 4.23% in 1996 and 4.03% in 1995)                     6,750           6,750

Non-recourse debt of DPC due in monthly installments
through 2001, with variable interest rates (averaging
4.97% in 1996 and 4.52% in 1995)                                2,322           2,572
                                                             --------        --------
                                                              690,716         766,636

Less unamortized discounts                                     (8,298)         (9,277)
Less current maturities                                       (17,928)        (18,385)
                                                             --------        --------
   Total Long-Term Debt                                      $664,490        $738,974
                                                             ========        ========


Substantially all assets of Old Dominion are pledged as collateral under the Indenture.

The non-recourse debt of DPC is collateralized by a $2.6 million letter of credit.

Gains and losses on the purchase of long-term debt are deferred and amortized over the life of the remaining bonds.

On October 4, 1994, Old Dominion's Board of Directors approved the purchase and retirement of $50.3 million of the 1992 Series A Bonds and $1.0 million of the 1993 Series A Bonds. The bonds were purchased in October 1994 for approximately $51.2 million and were retired. The transaction resulted in a net loss of $.6 million, which included the write-off of original issuance costs. Management's decision to retire the bonds was based on a reduced estimate of capital requirements for future generating facilities through 1997.

In April 1995, Old Dominion purchased and retired $6.5 million of its First Mortgage Bonds, Series 1992 A. Based on a reduced estimate of capital requirements for future generating facilities, the transaction resulted in a net loss of approximately $.1 million, including the write-off of original issuance costs.

On December 8, 1995, Old Dominion purchased $30.0 million of its First Mortgage Bonds, Series 1992 A. The transaction resulted in a loss of $4.9 million,
including a write-off of original issuance costs.   The bonds were retired March
1, 1996.

During 1996, Old Dominion purchased approximately $83.1 million of its First Mortgage Bonds, Series 1992 A and 1993 A. The transaction resulted in a net loss of approximately $2.2 million, including the write-off of original issuance costs.

On February 13, 1997, Old Dominion refinanced its First Mortgage Bonds, 1996 Series A. The refinanced bonds have an effective interest rate of 7.06% and are due in 2018, except for approximately $.6 million which is due January 1998.

Estimated maturities of long-term debt for the next five years are as follows:

            Years Ending December 31,            (in thousands)
            -------------------------            --------------
                   1997                              $17,928
                   1998                               29,535
                   1999                               29,590
                   2000                               29,700
                   2001                               30,487

The aggregate fair value of long-term debt was $734.3 million and $859.2 million at December 31, 1996 and 1995, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to Old Dominion for issuance of debt with similar terms and remaining maturities are used to estimate fair value. Old Dominion believes that the carrying amount of debt issues with variable rates that are refinanced at current market rates is a reasonable estimate of their fair value.


NOTE 9 - SHORT-TERM BORROWING ARRANGEMENTS

Old Dominion has unsecured short-term lines of credit to provide additional sources of financing. Old Dominion has a $30.0 million committed line of credit with NationsBank which expires on September 30, 1997, and is expected to be renewed. Additionally, Old Dominion has a $20.0 million committed line of credit with National Rural Utilities Cooperative Finance Corporation, a $20.0 million committed line of credit with CoBank, ACB and a $15.0 million committed line of credit with First Union National Bank of North Carolina, all of which expire on December 31, 1997 and are expected to be renewed. In addition, Old Dominion also has arranged a number of uncommitted short-term borrowing arrangements aggregating $60.0 million. Due to limitations contained in certain of these uncommitted facilities, no more than $105.0 million in total can be outstanding at any time under Old Dominion's committed and uncommitted short-term borrowing arrangements. At December 31, 1996, Old Dominion had no short-term borrowing outstanding under any of these arrangements. At December 31, 1995, $8.7 million was outstanding under these borrowing arrangements and is reflected as notes payable in the accompanying consolidated financial statements.

Old Dominion maintains a policy which allows Members to pay power bills before their final due date. Under this policy, Old Dominion will pay interest on early payment balances at its weighted-average investment rate, if in a net investor position, or at a blended investment and outside short-term borrowing rate, if in a net borrower position. The policy has no effect on Old Dominion's net margins. Amounts advanced by Members are included in accounts payable and totaled $19.2 million and $20.8 million at December 31, 1996 and 1995, respectively.


NOTE 10 - CROSS-BORDER TAX BENEFIT LEASE

In December 1994, Old Dominion entered into a cross-border tax benefit lease with Esbelto BV ("Esbelto"), a Netherlands limited liability company and an affiliate of Internationale Nederlanden Group ("ING"). Under the terms of the transaction, Old Dominion transferred nominal title to certain qualifying pollution control equipment (the "Qualifying Equipment") located at Clover to Esbelto for a cash payment of $104.8 million, and concurrently entered into an agreement to lease the Qualifying Equipment back from Esbelto. The lease agreement has an 18-year term, requires Old Dominion to provide for all repair and maintenance costs (including insurance and taxes), and provides Old Dominion with a repurchase option exercisable at the end of the 10th year of the term and other purchase options in specified circumstances. The Qualifying Equipment was transferred subject to the lien of the Indenture, and title will revert to Old Dominion upon exercise of any repurchase option. To fully defease its basic obligations under the lease, including the 10th year repurchase option, Old Dominion irrevocably deposited $99.0 million of the proceeds with another ING affiliate. In return, Esbelto released Old Dominion from its direct obligations under the lease agreement. The lease agreement required Old Dominion to ensure that Clover Units 1 and 2 were placed into service; accordingly, Old Dominion had included the gain in other liabilities at December 31, 1995. Old Dominion recognized the gain of $5.8 million in March 1996, after Clover Unit 2 was placed into commercial operation and Old Dominion's obligations in connection with the lease were fulfilled. Accordingly, Old Dominion has recorded the equipment as an asset on its consolidated financial statements. However, since Old Dominion's basic obligations under the lease agreement are fully defeased, the lease obligations are not reflected on the consolidated financial statements.


NOTE 11 - EMPLOYEE BENEFITS

Substantially all Old Dominion employees participate in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program, a noncontributory, defined benefit multi-employer master pension plan. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. Accumulated benefits and plan assets are not determined or allocated separately by individual employer. Pension expense for 1996, 1995 and 1994 was $104,000, $150,000 and $67,000, respectively.

Old Dominion has also elected to participate in the SelectRe Pension Plan, a defined contribution multi-employer retirement plan administered by the NRECA. Under the plan, employees may elect to have up to 16% of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. As an additional incentive, Old Dominion matches up to the first 2% of each employee's contribution to the plan. Old Dominion's matching contributions were $62,000, $63,000 and $65,000 in 1996, 1995 and 1994, respectively.

Certain executive officers of Old Dominion also participate in an unfunded salary continuation plan. The plan provides for post employment compensation for these officers and Old Dominion is accruing the expected present values of the future benefits over the estimated remaining working lives of these individuals. Old Dominion's expense under this plan was $11,000 in 1996, $18,000 in 1995 and $17,000 in 1994.

Old Dominion and the Virginia, Maryland and Delaware Association of Electric Cooperatives (the "VMDA") entered into an agreement with the President and Chief Executive Officer of the organizations to jointly fund a supplemental retirement package on his behalf with an annual fixed contribution of $60,000. Old Dominion's expense under this agreement was $60,000 and $45,000 in 1996 and 1995, respectively.

Old Dominion provides no other significant postretirement benefits to its employees. However, in conjunction with the I&O Agreement, Old Dominion is required to pay 11.6% of the operating costs associated with North Anna and 50% of the operating costs associated with Clover including postretirement benefits. These postretirement benefits other than pensions resulted in an increase in expense to Old Dominion of approximately $812,000 in 1996, $483,000 in 1995 and $453,000 in 1994. Old Dominion is recovering the increased expense as it is billed by Virginia Power.


NOTE 12 - INSURANCE

As a joint owner of North Anna, Old Dominion is a party to the insurance policies which Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage. All policies are administered by Virginia Power, which charges Old Dominion for its proportionate share of the costs.

The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $8.9 billion for a single nuclear incident. The Price-Anderson Amendments Act of 1988 allows for an inflationary provision adjustment every five years. Virginia Power has purchased $200 million of coverage from the commercial insurance pools with the remainder provided through a mandatory industry risk sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, Virginia Power and Old Dominion, jointly, could be assessed up to $81.7 million (including a 3% insurance premium tax for Virginia) for each licensed reactor not to exceed $10.3 million (including a 3% insurance premium tax for Virginia) per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed.

Nuclear liability coverage for claims made by nuclear workers first hired on or after January 1, 1988, except those arising out of an extraordinary nuclear occurrence, is provided under the Master Worker insurance program. (Those first hired into the nuclear industry prior to January 1, 1988, are covered by the policy discussed above.) The aggregate limit of coverage for the industry is $400 million ($200 million policy limit with automatic reinstatements of an additional $200 million). Virginia Power and Old Dominion, jointly, are contingently liable for a maximum retrospective assessment of approximately $12.5 million (including a 3% insurance premium tax for Virginia).

Virginia Power's current level of property insurance coverage, $2.55 billion for North Anna, exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. The property insurance coverage provided to Virginia Power and Old Dominion, jointly, is provided by Nuclear Mutual Limited ("NML") and Nuclear Electric Insurance Limited ("NEIL"), two mutual insurance companies, and is subject to retrospective premium assessments, in any policy year in which losses exceed the funds available to these insurance companies. The maximum assessment for the current policy period is $44.8 million. Based on the severity of the incident, the Boards of Directors of the nuclear insurers have the discretion to lower the maximum retrospective premium assessment or eliminate either or both completely. Virginia Power and Old Dominion, jointly, have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available, because they must first be used for stabilization and decontamination.

Virginia Power purchases insurance from NEIL to cover the cost of replacement power during a prolonged outage of a nuclear unit due to direct physical damage of the unit. Under this program, Virginia Power and Old Dominion, jointly, are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. The current policy period's maximum assessment is $9.0 million.

Old Dominion's share of the contingent liability for the coverage assessments described above is a maximum of $26.6 million at December 31, 1996.


NOTE 13 - REGIONAL HEADQUARTERS, INC.

Old Dominion and the VMDA are equal joint owners of RHI. Old Dominion's Members are represented on both the VMDA's and Old Dominion's Boards of Directors. RHI holds title to the office building that is being leased to Old Dominion, the VMDA and third party lessees. As a 50% owner, Old Dominion is obligated to make lease payments equal to one-half of RHI's annual operating expenses, net of rental income from third party lessees, through the year 2016. Old Dominion is presently paying approximately 74.2% of the net costs based on its relative occupancy. During 1996, 1995 and 1994, Old Dominion paid $248,000, $293,000 and $276,000, respectively, to RHI for rent. At December 31, 1996, Old Dominion had outstanding accounts receivable of $41,000 due from RHI. At December 31, 1995, Old Dominion had accounts payable of $1,000 due to RHI.

Estimated future lease payments, without regard to changes in square footage, third party occupancy rates, operating costs and inflation are as follows:


                        Year Ending December 31,       (in thousands)
                        ------------------------       --------------
                             1997                           $293
                             1998                            293
                             1999                            293
                             2000                            293
                             2001                            293
                             2002 and thereafter           4,395
                                                           -----
                                                          $5,860

The assets and liabilities of RHI at December 31, 1996, were $5.7 million (primarily the book value of the office building) and $4.7 million (primarily an industrial development bond payable), respectively. Old Dominion records its investment in RHI under the equity method.


NOTE 14 - SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest, net of allowance for funds used during construction, in 1996, 1995 and 1994 was $57.7 million, $30.8 million and $24.2 million, respectively.

Changes in construction work in progress in 1995 and 1994 included a non-cash (decrease) increase in construction contract payable and retainage of approximately ($8.3) million and $3.9 million, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEGAL - Old Dominion is subject to legal proceedings and claims which arise from the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to the actions will not materially affect the consolidated financial position of Old Dominion.

Because of contract disputes associated with the Seacoast project, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover approximately $16.3 million in amounts owed under the power sales contract, plus damages and fees. Management of Seacoast plans to vigorously pursue this matter; however, a trial date has not been set.

On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. Seacoast's registered agent in Texas failed to notify the current owners of Seacoast of the claim in a timely manner. On appeal, the judgment was remanded back to the District Court in December 1996; however, in January 1997, the appellate court reversed its decision and agreed to hear the appeal. No rehearing date has been scheduled. Management of Seacoast expects to prevail in having the judgment overturned.

In 1996, Old Dominion entered into two long-term lease and lease-back transactions. The net benefit to Old Dominion of these transactions was approximately $63.0 million. After the transactions closed, the VSCC staff asserted that a 2.1% gross receipts tax is applicable to the approximately $635.0 million base value of the lease-back transaction. Proceedings have not yet begun to enforce the tax. Old Dominion estimates that an adverse determination on the gross receipts tax issue would result in a maximum tax liability of $13.3 million. Old Dominion is vigorously contesting the anticipated assessment.

On February 27, 1997, Southside Electric Cooperative ("Southside"), one of two member distribution systems that did not participate in forming CSC, raised a dispute as to whether the loss, with respect to Old Dominion's interest in Seacoast, should be borne totally by Old Dominion, thus resulting in a greater financial burden on Southside. Southside asserts that their share of the loss should be limited to the amount of Old Dominion's 30% participation in CSC, which may be less than their proportionate share as an Old Dominion member. Management believes that this dispute will be resolved.

ENVIRONMENTAL - Old Dominion is currently subject to regulation by the Environmental Protection Agency ("EPA") and other federal, state and local authorities with respect to the emission, discharge or release of certain materials into the environment. As with all electric utilities, the operation of Old Dominion's generating units could be affected by any environmental regulations promulgated in the future. Capital expenditures and increased operating costs required to comply with any such future regulations could be significant. Expenditures necessary to ensure compliance with environmental standards or deadlines will continue to be reflected in Old Dominion's capital and operating costs.

Old Dominion is subject to certain requirements of the Clean Air Act (the "CAA") which provides for environmental air quality standards. The CAA requires utilities owning fossil fuel fired power stations to, among other things, limit emissions of sulfur dioxide or obtain allowances for such emissions, or both, and limit emissions of oxides of nitrogen. Clover is designed and licensed to operate at full capacity within its allocated allowances for sulfur dioxide and utilizes equipment which operates at a level significantly below the limitations for emission of oxides of nitrogen.

On December 19, 1996, the EPA published its final rule for the Acid Rain/Nitrogen Oxide Emission Reduction Program. In accordance with the new standard, Clover's two tangentially fired boilers must meet an emission rate of
 .40 lbs/MMBTU. However, through its construction and operating permit Clover is required to meet a nitrogen oxide emission rate of .32 lbs/MMBTU. Clover Units 1 and 2 currently operate in compliance with the EPA regulation.

Old Dominion is also subject to permit limitations for surface water discharge and for the operation of a combustion waste landfill. Surface water discharge is covered under the Virginia Pollutant Discharge Elimination System permit which contains limits required by the Clean Water Act and the State Water Quality Standards. The Solid Waste Permit for the combustion waste landfill contains operational and monitoring standards required by the Resource Conservation and Recovery Act and the state's Solid Waste Management Regulations. Clover is designed and licensed to operate within these permit limitations.


NOTE 16 - SUBSEQUENT EVENTS

On January 27, 1997, Power Ventures sold its interest in Ecuapower to an unaffiliated party for approximately $17.1 million. Old Dominion was entitled to approximately $7.0 million after expenses paid at closing. One-half of the sales price, or $8.6 million, of which Old Dominion received $3.2 million after expenses, was paid in cash at closing. The other half of the sales price was evidenced by a note, which was paid on March 6, 1997, of which Old Dominion received $3.8 million.

In February 1997, it was determined that the chimney liners on both Clover Units 1 and 2 would be replaced by the Clover Consortium (Westinghouse Electric Corporation, Combustion Engineering, Inc., Black and Veatch Engineers-Architects and H.B. Zachry Company) at no cost to the joint owners except in lost generation and minimal overhead costs. The chimney liner replacement on Unit 1 is scheduled to begin on September 1, 1997 and the chimney liner replacement on Unit 2 is scheduled to begin on in March 1, 1998. It is estimated that it will take approximately 90 to 110 days to complete the replacement on each unit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 Not Applicable



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Old Dominion is governed by a Board of 24 Directors, consisting of two representatives from each Member. Each of the 12 Members nominates two Directors who must be either a Director or an employee of the Member in good standing. The candidates for Director are then elected to Old Dominion's Board of Directors by voting delegates from each Member elected by each Member's local Board of Directors and authorized to represent such Member at the annual meeting. Old Dominion's Board of Directors sets policy and provides direction to Old Dominion's President. The Board of Directors generally meets monthly. The Members do not have a right to vote on any matters other than the election of Directors.

       The day-to-day business and affairs of Old Dominion are administered by Old Dominion's President. The following table sets forth certain information with respect to the executive officers of Old Dominion.

Executive Officers of Old Dominion

       The executive officers of Old Dominion, as of March 1, 1997, their respective ages and their respective positions with Old Dominion are listed below. Each executive officer of Old Dominion serves at the discretion of the Board of Directors.

        Name                 Age          Positions Held
        ----                 ---          --------------
  Ronald W. Watkins          55    President and Chief Executive Officer
  Daniel M. Walker           51    Vice President of Accounting and Finance
  Konstantinos N. Kappatos   54    Vice President of Engineering and Operations


        RONALD W. WATKINS has served as President and Chief Executive Officer of Old Dominion since April 1, 1995; President of the VMDA (an electric cooperative association which provides services to the Members and certain other electric cooperatives) since April 1, 1995; a Director and President of CSC since June 1996; and President and Chief Executive Officer of the Nebraska Public Power District from May 1989 until March 1995.

        DANIEL M. WALKER has been Vice President of Accounting and Finance of Old Dominion since January 1984; Assistant Treasurer of Dominion Power Control, Ltd. ("DPC") since December 1986; Assistant Treasurer of RHI since December 1986; and was Director of Accounting and Finance for the Utility Division of the VSCC from June 1981 until December 1983.

        KONSTANTINOS N. KAPPATOS has been Vice President of Engineering and Operations of Old Dominion since January 1984.

DIRECTORS OF OLD DOMINION

        The directors of Old Dominion, as of March 1, 1997, their respective ages, their respective positions with Old Dominion, if any, their respective principal occupations and employment during the past five years and other directorships held by each director are listed below.

        WILLIAM M. ALPHIN (Age 66) has been a Director of Old Dominion since September 1980; a Director of CSC since June 1996; Treasurer of RHI since May 1987; a Director of DPC since July 1988; a Director of Rappahannock Electric Cooperative since January 1980; a Director of the VMDA since July 1987; and an insurance advisor with Virginia Farm Bureau Insurance Company since October 1975.

        JOHN C. ANDERSON (Age 59) has been a Director of Old Dominion since October 1982; President and Chief Executive Officer of Southside Electric Cooperative since September 1982; and a Director of CFC from February 1991 until March 1996.

        E. PAUL BIENVENUE (Age 57) has been Chairman of Old Dominion's Board of Directors since July 1995; President of DPC since July 1995; Vice Chairman of Old Dominion's Board of Directors from January 1984 until July 1995; a Director of Old Dominion since September 1981; Vice President of DPC from December 1990 until July 1995; General Manager of Delaware Electric Cooperative since September 1981; a Director of Seaford Golf and Country Club since January 1996: a Director of United Utility Supply Cooperative Corporation since June 1985; and Executive Vice President and General Manager of Rural Electric TV, Inc. since May 1989; and a Director of Nanticoke Health Services, Inc. Since November 1995.

        FRANK W. BLAKE (Age 78) has been a Director of Old Dominion since July 1977; a Director of A&N Electric Cooperative since September 1963; a Director of the VMDA since July 1987; a self-employed buyer and seller of real estate since October 1943; a Methodist Minister; and was co-owner of Maxine's Jewelry & Gifts from August 1962 until December 1993.

        JOHN E. BONFADINI (Age 58) has been a Director of Old Dominion since July 1977; a Director of DPC since July 1994; a Director of Northern Virginia Electric Cooperative since September 1975; a Director of National Cooperative Services Corporation, a private cooperative providing lease financing, since February 1988; and a professor at George Mason University since July 1980.

        M. JOHN BOWMAN (Age 51) has been a Director of Old Dominion since July 1974; a Director of CSC since June 1996; Executive Vice President and General Manager of Mecklenburg Electric Cooperative since January 1980; and a Director of NRECA since February 1993.

        DICK D. BOWMAN (Age 68) has been a Director of Old Dominion since July 1993; a Director of DPC since October 1996; a Director of Shenandoah Valley Electric Cooperative since November 1970: President of Bowman Brothers, Inc., a farm equipment retailer, since November 1976; a Director of Rockingham Mutual Insurance Co. since December 1977; a Director of Shenandoah Telecommunication Co. since December 1980; Vice President of Shenandoah Valley Electric Cooperative from June 1989 until June 1991 and from June 1993 until June 1994; and President of Shenandoah Valley Electric Cooperative from June 1991 until June 1993.

        M. DALE BRADSHAW (Age 43) has been a Director of Old Dominion since January 1995; Manager of Prince George Electric Cooperative since January 1995; and District Manager of Davidson Electric Membership Corporation from September 1988 until December 1994.

        VERNON N. BRINKLEY (Age 50) has been Secretary/Treasurer of Old Dominion's Board of Directors since July 1992; a Director of Old Dominion since October 1982; a Director of CSC since June 1996; Secretary/Treasurer of DPC since July 1992; a Director of Central Area Data Processing since May 1991; President and General Manager of A&N Electric Cooperative since October 1995; and Executive Vice President and General Manager of A&N Electric Cooperative from September 1982 until October 1995.

        CALVIN P. CARTER (Age 72) has been a Director of Old Dominion since May 1991; a Director of Southside Electric Cooperative since June 1972; self employed as the owner of Carter's Store, a retail store, since April 1960; the owner of Carter Stone Co., a stone quarry, since June 1965; and a member of the Campbell County Board of Supervisors since November 1979.

        GLENN F. CHAPPELL (Age 53) has been a Director of Old Dominion since December 1995; a Director of Prince George Electric Cooperative since February 1985; a Director of the VMDA since December 1995; and a self-employed farmer since 1962.

        STANLEY C. FEUERBERG (Age 45) has been a Director of Old Dominion since July 1992; a Director of CSC since June 1996; President and Chief Executive Officer of Northern Virginia Electric Cooperative since January 1992; and was Vice President and Chief Operating Officer of Vermont Electric Power Company, Inc. from July 1985 until January 1992.

        HUNTER R. GREENLAW, JR. (Age 51) has been a Director of Old Dominion since November 1991; a Director of CSC since June 1996; a Director of Northern Neck Electric Cooperative since May 1979; and the President of Greenlaw Properties, Ltd., a real estate development and general contracting company, since August 1974.

        BRUCE A. HENRY (Age 51) has been a Director of Old Dominion since November 1993; a Director of Delaware Electric Cooperative since August 1978; and the owner and Secretary/Treasurer of Delmarva Builders, Inc. since January 1981.

        FREDERICK L. HUBBARD (Age 56) has been a Director of Old Dominion since November 1991; Executive Vice President and General Manager of Choptank Electric Cooperative since May 1991; a Director of Peoples Bank of Maryland since June 1996; and was Manager of Electric Operations for Choptank Electric Cooperative from June 1982 until May 1991.

        DAVID J. JONES (Age 48) has been a Director of Old Dominion since July 1986; a Director of Mecklenburg Electric Cooperative since June 1982; a Director of DPC since August 1990; Vice President of Exchange Warehouse, Inc. since April 1996; the owner and operator of Big Fork Farms since April 1970; and was a member of the Virginia Polytechnic Institute Extension Advisory Board, a farmers' advisory board, from January 1985 until October 1992.

        HUGH M. LANDES (Age 59) has been a Director of Old Dominion since January 1978; General Manager of BARC Electric Cooperative since March 1978; and a Director of United Utility Supply Cooperative Corporation since June 1981.

        WILLIAM M. LEECH, JR. (Age 69) has been a Director of Old Dominion since August 1977; a Director of DPC since July 1995; a Director of BARC Electric Cooperative since October 1970; a Director of CSC since June 1996; and was engaged in farming from September 1955 until December 1988 at which point he retired.

        JAMES M. REYNOLDS (Age 49) was Chairman of Old Dominion's Board of Directors from July 1992 until July 1995; a Director of Old Dominion since May 1977; President of DPC from July 1992 until July 1995; General Manager of Community Electric Cooperative since April 1977; was Secretary/Treasurer of Old Dominion's Board of Directors from March 1981 until July 1992; was Secretary of DPC from December 1986 until July 1988; was Secretary/Treasurer of DPC from July 1988 until July 1992; and was a Director of CFC from February 1983 until February 1989.

        CHARLES R. RICE, JR. (Age 55) has been a Director of Old Dominion since August 1986; and General Manager of Northern Neck Electric Cooperative since August 1986.

        CECIL E. VIVERETTE, JR. (Age 55) has been a Director of Old Dominion since March 1988; President of RHI since July 1990; President of Rappahannock Electric Cooperative since March 1988; and was Assistant Manager of Rappahannock Electric Cooperative from October 1978 until March 1988.

        GWALTNEY W. WHITE, JR. (Age 69) has been a Director of Old Dominion since June 1989; Vice President of RHI since July 1990; a Director of Community Electric Cooperative since March 1983; Chairman of the Board of Directors of CSC since June 1996; a Director of Prescription Fertilizer and Chemical Company, Inc. since January 1968; was a farmer and peanut buyer from January 1948 until January 1990; and was the Vice President of Prescription Fertilizer and Chemical Company, Inc. from January 1968 until January 1994.

        CARL R. WIDDOWSON (Age 58) has been a Director of Old Dominion since February 1987; a Director of Choptank Electric Cooperative since February 1980; a Director of DPC since July 1988; and a farmer since December 1956.

        C. DOUGLAS WINE (Age 54) has been a Director of Old Dominion since April 1991; President and Chief Executive Officer of Shenandoah Valley Electric Cooperative since July 1995; Secretary of RHI since April 1991; Executive Vice President of Shenandoah Valley Electric Cooperative from April 1991 until July 1995; a Director of an advisory board to the Board of Directors of First Virginia Bank - Blue Ridge since April 1991; Manager of North River Telephone Cooperative since January 1994; and was the Operations Manager of Shenandoah Valley Electric Cooperative from January 1984 until March 1991.

ITEM 11.  EXECUTIVE COMPENSATION.

       The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as Old Dominion's President and Chief Executive Officer or acting in a similar capacity during the last completed fiscal year and Old Dominion's two executive officers (collectively the "Named Executives") for services rendered to Old Dominion in all capacities during each of the last three fiscal years. The table also identifies the principal capacity in which each of the Named Executives served Old Dominion at the end of fiscal year 1996.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation
                                             -------------------
                                                             Other
                                                             Annual   All Other
                                                             Compen-   Compen-
Name and                                Salary      Bonus    sation    sation
Principal Position               Year   (2)(3)                 (4)      (5)
--------------------------------------------------------------------------------
Ronald W. Watkins(1)            1996   $362,081       -     $  1,181     $12,559
President and Chief             1995    190,137       -       37,613         945
     Executive Officer

Daniel M. Walker                1996    139,323       -            -      15,693
Vice President of Accounting    1995    133,952       -            -      16,287
     and Finance                1994    128,074       -            -      12,570

Konstantinos N. Kappatos        1996    139,323       -            -      17,297
Vice President of Engineering   1995    133,952       -            -      17,827
     and Operations             1994    128,544       -            -      14,104
-------------------
(1) In 1991, Old Dominion and the VMDA entered into an agreement pursuant to which the VMDA agreed to contribute to the President and Chief Executive Officer's annual compensation. In 1996, VMDA contributed $50,000 toward Mr. Watkins' compensation. In 1995, VMDA contributed $30,000 to Mr. Watkins' annual compensation.

(2) Includes amounts deferred by the Named Executives under the provisions of the SelectRe Pension Plan (the "401(k) Plan") a multi-employer tax qualified retirement plan administered by the National Rural Electric Cooperative Association. All employees of Old Dominion are eligible to become participants on the first day of the month following completion of one year of eligible service.

(3) In March 1995, Old Dominion and the VMDA entered into an agreement with Mr. Watkins pursuant to which Old Dominion and the VMDA agreed to fund a supplemental retirement package for Mr. Watkins with an annual fixed contribution of $60,000. The amount paid in 1996 by Old Dominion was $108,300 for 1996 and 1995.

(4) Perquisites and other personal benefits paid to Mr. Watkins in 1996 included expenses for a company automobile. Perquisites and other personal benefits paid to Mr. Watkins in 1995 included $36,926 of moving and temporary living expenses. Neither Mr. Walker nor Mr. Kappatos received any perquisites or other personal benefits in any of the fiscal years covered by the table.

(5) The amount reflected in this column for 1996 is composed of contributions made by Old Dominion under the Retirement and Security Plan, the 401(k) Plan, payments made by Old Dominion for life insurance coverage and amounts accrued by Old Dominion under the Salary Continuation Plan . Specifically these amounts for fiscal year 1996 were $7,369, $3,750, $1,440 and $0 for Mr. Watkins; $3,988, $2,760, $783 and $8,162 for Mr.
       Walker; and $3,988, $2,760, $783 and $9,766 for Mr. Kappatos,
       respectively.

       Effective August 1, 1994, Old Dominion pays the 12 Directors who are not employees of its Members an $800 per month retainer plus $200 for any specially called meetings and reimburses all Directors for out-of-pocket expenses incurred in attending meetings.

CONTRACT WITH EXECUTIVE OFFICER

       On March 9, 1995, Old Dominion and the VMDA entered into an agreement with Ronald W. Watkins in which the companies agreed to pay Mr. Watkins $250,000 per year when carrying out the responsibilities as President and Chief Executive Officer. The agreement also provides for an automobile and all benefits available to other employees. Additionally, Old Dominion and the VMDA entered into an agreement effective April 1, 1995, to jointly fund a supplemental retirement package for Mr. Watkins with an annual fixed contribution of $60,000.


DEFINED BENEFIT PLAN

       Old Dominion has elected to participate in the NRECA Retirement and Security Program (the "Plan"), a noncontributory, defined benefit multi-employer master pension plan maintained and administered by the NRECA for the benefit of its member systems and their employees. The Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986. The following table lists the estimated current annual pension benefit payable at "normal retirement age," age 65, for participants in the specified final average salary and years of benefit service categories for the given current multiplier of 1.7%. Benefits which accrue under the Plan are based upon the base annual salary as of November of the previous year. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $150,000 effective January 1, 1994.

                                      Years of Benefit Service
                        -----------------------------------------------------
  Final Average Salary    15         20          25          30         35
  --------------------  -------    -------     -------    --------   --------

        $ 75,000        $19,125    $25,500     $31,875    $ 38,250   $ 44,625
         100,000         25,500     34,000      42,500      51,000     59,500
         125,000         31,875     42,500      53,125      63,750     74,375
         150,000         38,250     51,000      63,750      76,500     89,250


        The pension benefits indicated above are the estimated annual straight life as well as the joint and surviving spouse life annuity amounts payable by the Plan, and they are not subject to any deduction for Social Security or other offset amounts. The participant's annual pension at his normal retirement date is equal to the product of his years of benefit service times final average salary times the multiplier in effect during years of benefit service. The multiplier was 1.7% commencing January 1, 1992.

        As of December 31, 1996, years of credited service under the Plan at "normal retirement age" for each of the Named Executives was: Mr. Watkins,
1.75 years; Mr. Walker, 11.92 years; and Mr. Kappatos, 11.92 years.


SALARY CONTINUATION PLAN

        Certain executive officers of Old Dominion also participate in a salary continuation plan. Pursuant to this plan, Old Dominion has entered into agreements with each of the Named Executives, providing in part, that if the Named Executive has attained the age of 50 or older on the date his employment is terminated for any reason whatsoever, absent malfeasance in office, Old Dominion will pay certain compensation for a period of 15 years, beginning at age 65. The amount of such compensation increases under a formula which considers the Named Executive's age and years of service on the date of termination of employment, with a maximum compensation of $35,000 per year payable if the Named Executive's employment is terminated at age 65 or older. Each agreement provides for payment of similar benefits to the Named Executive's beneficiaries in the event of his death or permanent disability. Old Dominion maintains life insurance coverage on each of the Named Executives to recover from the insurance proceeds a sum approximately sufficient to offset the aggregate benefits payable under each agreement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                 Not Applicable



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                 Not Applicable

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)     The following documents are filed as part of this Form 10-K.

1.      Financial Statements

        See Index on page 22.

2.      Financial Statement Schedules

        None to be included.

3.      Exhibits

         *3(i) Articles of Incorporation of Old Dominion Electric Cooperative (filed as exhibit 3.1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

         *3(ii) Bylaws of Old Dominion Electric Cooperative, as amended and restated, October 6, 1992 (filed as exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

         *4.1 Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.1 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

         *4.2 First Supplemental Indenture, dated as of August 1, 1992, to the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.22 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

         *4.3 Second Supplemental Indenture, dated as of December 1, 1992, to the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.24 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

         *4.4 Third Supplemental Indenture, dated as of May 1, 1993, to the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1993, File No. 33-46795, filed on August 10, 1993).

          4.5 Fourth Supplemental Indenture, dated as of December 15, 1994, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee.

          4.6 Fifth Supplemental Indenture, dated as of February 29, 1996, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee.

         *4.7 Form of Bonds, 1992 Series A (filed as exhibit 4.2 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

         *4.8 Form of Bonds, 1992 Series C (filed as exhibit 4.23 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

         *4.9 Form of Bonds, 1993 Series A (filed as exhibit 4.2 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

        *10.1 Nuclear Fuel Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December 28, 1982, amended and restated October 17, 1983 (filed as exhibit 10.1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.2 Purchase, Construction and Ownership Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December 28, 1982, amended and restated October 17, 1983 (filed as exhibit 10.2 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.3 Interconnection and Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December 28, 1982, amended and restated October 17, 1983 (filed as exhibit 10.3 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.4 Amendment No. 1 to the Interconnection and Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, effective on the date of commercial operation for Clover Unit 2 or December 31, 1996, whichever occurs first (filed as exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, filed on March 15, 1995).

        *10.5 Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, dated as of May 31, 1990 (filed as exhibit 10.4 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.6 Amendment No. 1 to the Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, effective March 12, 1993 (filed as exhibit 10.34 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

        *10.7 Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of May 31, 1990 (filed as exhibit 10.6 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.8 Amendment to the Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, effective January 17, 1995 (filed as exhibit
                    10.8 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

        *10.9 Coal-Fired Unit Turnkey Contract (Volume 1), dated April 6, 1989, and the Unit 2 Amendment (Volume 1), dated May 31, 1990, between Virginia Electric and Power Company and Old Dominion Electric Cooperative, Westinghouse Electric Corporation, Black & Veatch Engineers-Architects, Combustion Engineering, Inc. and H.B. Zachry Company (Volumes 2 - 11 contain technical specifications only) (filed as exhibit
                    10.7 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.10 Electric Service Agreement between Old Dominion Electric Cooperative and Appalachian Power Company, dated July 2, 1990 (filed as exhibit 10.8 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.11 Electric Service Agreement between Old Dominion Electric Cooperative and Appalachian Power Company, dated March 6, 1991 (filed as exhibit 10.9 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.12 Electric Service Agreement between The Potomac Edison Company and Old Dominion Electric Cooperative, dated October 4, 1991 (filed as exhibit 10.11 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.13 Amendment to Electric Service Agreement between The Potomac Edison Company and Old Dominion Electric Cooperative, dated October 4, 1991 (filed as exhibit 10.36 to Amendment No. 2 to the Registrant's Form S-1 Registration Statement,
                    File No. 33-61326,  filed on May 26, 1993).

        *10.14 Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit 10.27 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.15 Credit Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December 1, 1985 (filed as exhibit 10.28 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.16 Nuclear Decommissioning Trust Agreement between Old Dominion Electric Cooperative and Bankers Trust Company, dated March 1, 1991 (filed as exhibit 10.29 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.17 Form of Salary Continuation Plan (filed as exhibit 10.31 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

        *10.18 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and A&N Electric Cooperative, dated April 24, 1992 (filed as exhibit 10.34 to Amendment No. 2 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 27, 1992).

        *10.19 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and BARC Electric
                    Cooperative, dated April 22, 1992 (filed as exhibit 10.35 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

        *10.20 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Choptank Electric Cooperative, dated April 20, 1992 (filed as exhibit 10.36 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

        *10.21 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Community Electric Cooperative, dated April 28, 1992 (filed as exhibit 10.37 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

        *10.22 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Delaware Electric Cooperative, dated April 22, 1992 (filed as exhibit 10.38 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

        *10.23 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Mecklenburg Electric Cooperative, dated April 15, 1992 (filed as exhibit 10.39 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

        *10.24 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Northern Neck Electric Cooperative, dated April 21, 1992 (filed as exhibit 10.40 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

        *10.25 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Northern Virginia Electric Cooperative, dated April 17, 1992 (filed as exhibit 10.41 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

        *10.26 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Prince George Electric Cooperative, dated May 6, 1992 (filed as exhibit 10.42 to Amendment No. 2 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 27, 1992).

        *10.27 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Rappahannock Electric Cooperative, dated April 17, 1992 (filed as exhibit 10.43 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

        *10.28 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Shenandoah Valley Electric Cooperative, dated April 23, 1992 (filed as exhibit 10.44 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

        *10.29 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Southside Electric Cooperative, dated April 22, 1992 (filed as exhibit 10.45 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

        *10.30 Capacity and Energy Sales Agreement between Old Dominion Electric Cooperative and Public Service Electric and Gas, dated December 17, 1992, effective January 1, 1995 (filed as exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

        *10.31 First Supplement to Capacity and Energy Sales Agreement between Old Dominion Electric Cooperative and Public Service Electric & Gas, dated March 26, 1993 (filed as exhibit 10.32 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

        *10.32 Letter Agreement between Old Dominion Electric Cooperative and Delmarva Power & Light Company, dated March 2, 1993 (filed as exhibit 10.35 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

        *10.33 Wholesale Partial Requirements Service Agreement between Delmarva Power & Light Company and Old Dominion Electric Cooperative, effective January 1, 1995 (filed as exhibit
                    10.38 to Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

        *10.34 Transmission Service Agreement between Delmarva Power & Light Company and Old Dominion Electric Cooperative, effective January 1, 1995 (filed as exhibit 10.39 to Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

         10.35 Participation Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co.

         10.36 Clover Unit 1 Equipment Interest Lease Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Equipment Head Lessor, and State Street Bank and Trust Company, as Equipment Head Lessee.

     **  10.37      Equipment  Operating Lease Agreement,  dated as of February
                    29, 1996,  between State Street Bank and Trust Company,  as
                    Lessor,  and Old Dominion Electric Cooperative, as Lessee.

     **  10.38      Corrected Option Agreement to Lease,  dated as of February
                    29, 1996, among Old Dominion  Electric  Cooperative and
                    State Street Bank and Trust Company.

         10.39 Clover Agreements Assignment and Assumption Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Assignor, and State Street Bank and Trust Company, as Assignee.

         10.40 Deposit Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Depositor, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Issuer.

         10.41 Deposit Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee.

         10.42 Payment Undertaking Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch.

         10.43 Payment Undertaking Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and State Street Bank and Trust Company, as Payment Undertaking Pledgee.

         10.44 Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee.

         10.45 Tax Indemnity Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co.

         10.46 Participation Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Clover Unit 2 Generating Trust, Wilmington Trust Company, the Owner Participant named therein and Utrecht-America Finance Co.

     **  10.47      Clover Unit 2 Equipment  Interest  Agreement,  dated as of
                    July 1, 1996, between Old Dominion Electric Cooperative and Clover Unit 2 Generating Trust.

     **  10.48      Operating Equipment Agreement, dated as of July 1, 1996,
                    between Clover Unit 2 Generating Trust and Old Dominion
                    Electric Cooperative.

         10.49 Clover Agreements Assignment and Assumption Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Assignor, and Clover Unit 2 Generating Trust, as Assignee.

         10.50 Deed of Ground Lease and Sublease Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Ground Lessor, and Clover Unit 2 Generating Trust, as Ground Lessee.

         10.51 Guaranty Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and AMBAC Indemnity Corporation.

         10.52 Investment Agreement, dated as of July 31, 1996, among AMBAC Capital Funding, Inc., Old Dominion Electric Cooperative and AMBAC Indemnity Corporation.

         10.53 Investment Agreement Pledge Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, as Investment Agreement Pledgor, AMBAC Indemnity Corporation, the Owner Participant named therein and Clover Unit 2 Generating Trust.

         10.54 Equity Security Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Pledgor, and Wilmington Trust Company, as Collateral Agent.

         10.55 Payment Undertaking Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch.

         10.56 Payment Undertaking Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and Clover Unit 2 Generating Trust, as Payment Undertaking Pledgee.

         10.57 Subordinated Deed of Trust and Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Richard W. Gregory, Trustee, and Michael P. Drzal, Trustee.

         10.58 Subordinated Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, the Owner Participant named therein, AMBAC Indemnity Corporation and Clover Unit 2 Generating Trust.

         10.59 Tax Indemnity Agreement, dated as of July 1 1996, between Old Dominion Electric Cooperative and the Owner Participant named therein.

         21 Subsidiaries of Old Dominion Electric Cooperative (not included because Old Dominion Electric Cooperative's subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a "significant subsidiary" under Rule 1-02(w) of Regulation S-X).

         27         Financial Data Schedule

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the fourth quarter of 1996.

----------------------

   *  Incorporated herein by reference.

  ** These leases relate to Old Dominion Electric Cooperative's interest in all of Clover Unit 1 and Clover Unit 2, as applicable, other than the foundations. At the time these leases were executed, Old Dominion had entered into identical leases with respect to the foundations as part of the same transactions. Old Dominion Electric Cooperative agrees to furnish to the Commission, upon request, a copy of the leases of its interest in the foundations for Clover Unit 1 and Clover Unit 2, as applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 OLD DOMINION ELECTRIC COOPERATIVE
                                            Registrant




Date:  March 21, 1997            By:       /s/ RONALD W. WATKINS
                                     -----------------------------------
                                            Ronald W. Watkins
                                    President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the following capacities on March 21, 1997.

          Signature                                          Title
         -----------                                        -------


   /s/ RONALD W. WATKINS               President (principal executive officer)
------------------------------
   Ronald W. Watkins

   /s/ DANIEL M. WALKER                Vice President of Accounting & Finance
------------------------------              (principal financial officer)
   Daniel M. Walker

   /s/ ROBERT L. KEES                 Controller (principal accounting officer)
------------------------------
   Robert L. Kees

   /s/ WILLIAM M. ALPHIN                              Director
------------------------------
   William M. Alphin

   /s/ JOHN C. ANDERSON                               Director
------------------------------
   John C. Anderson

   /s/ E. PAUL BIENVENUE                              Director
------------------------------
   E. Paul Bienvenue

   /s/ FRANK W. BLAKE                                 Director
------------------------------
   Frank W. Blake

   /s/ JOHN E. BONFADINI                              Director
------------------------------
   John E. Bonfadini

          Signature                                    Title
         -----------                                  -------


   /s/ M. JOHN BOWMAN                                 Director
--------------------------------
   M. John Bowman

   /s/ DICK D. BOWMAN                                 Director
--------------------------------
   Dick D. Bowman

   /s/ M. DALE BRADSHAW                               Director
--------------------------------
   M. Dale Bradshaw

   /s/ VERNON N. BRINKLEY                             Director
--------------------------------
   Vernon N. Brinkley

   /s/ CALVIN P. CARTER                               Director
--------------------------------
   Calvin P. Carter

   /s/ GLENN F. CHAPPELL                              Director
--------------------------------
   Glenn F. Chappell

   /s/ STANLEY C. FEUERBERG                           Director
--------------------------------
   Stanley C. Feuerberg

   /s/ HUNTER R. GREENLAW, JR.                        Director
--------------------------------
   Hunter R. Greenlaw, Jr.

   /s/ BRUCE A. HENRY                                 Director
--------------------------------
   Bruce A. Henry

   /s/ FREDERICK L. HUBBARD                           Director
--------------------------------
   Frederick L. Hubbard

   /s/ DAVID J. JONES                                 Director
--------------------------------
   David J. Jones

   /s/ HUGH M. LANDES                                 Director
--------------------------------
   Hugh M. Landes

   /s/ WILLIAM M. LEECH, JR.                          Director
--------------------------------
   William M. Leech, Jr.

   /s/ JAMES M. REYNOLDS                              Director
--------------------------------
   James M. Reynolds

   /s/ CHARLES R. RICE, JR.                           Director
--------------------------------
   Charles R. Rice, Jr.

          Signature                                   Title
         -----------                                 -------


   /s/ CECIL E. VIVERETTE, JR.                        Director
--------------------------------
   Cecil E. Viverette, Jr.

   /s/ GWALTNEY W. WHITE, JR.                         Director
--------------------------------
   Gwaltney W. White, Jr.

   /s/ CARL R. WIDDOWSON                              Director
--------------------------------
   Carl R. Widdowson

   /s/ C. DOUGLAS WINE                                Director
--------------------------------
   C. Douglas Wine




----------------------


      SUPPLEMENTAL  INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      As of the date this annual report on Form 10-K was filed with the Securities and Exchange Commission, Old Dominion had not yet furnished to its security holders copies of its annual report for fiscal year 1996. Old Dominion undertakes that it will file four copies of such annual report with the Securities and Exchange Commission when such report is sent to security holders.



                                           EXHIBIT INDEX


Exhibit                                                                              Page
Number                                 Description of Exhibit                        Number


    *3(i)           Articles of Incorporation of Old Dominion  Electric
                    Cooperative  (filed as exhibit 3.1 to the Registrant's  Form
                    S-1 Registration Statement, File No. 33-46795, filed on
                    March 27, 1992).

   *3(ii) Bylaws of Old Dominion Electric Cooperative, as amended and restated, October 6, 1992 (filed as exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended December
                    31, 1992, File No. 33-46795, filed on March 30, 1993).

    *4.1            Indenture of Mortgage and Deed of Trust, dated as of May 1,
                    1992, between Old Dominion Electric Cooperative and Crestar
                    Bank, as Trustee (filed as exhibit 4.1 to the Registrant's
                    Form 10-K for the fiscal year ended December 31, 1992, File
                    No. 33-46795, filed on March 30, 1993).

    *4.2 First Supplemental Indenture, dated as of August 1, 1992, to the Indenture of Mortgage and Deed of Trust, dated as of May
                    1, 1992, between Old Dominion Electric Cooperative and
                    Crestar Bank, as Trustee (filed as exhibit 4.22 to the Registrant's Form 10-K for the fiscal year ended December
                    31, 1992, File No. 33-46795, filed on March 30, 1993).

    *4.3 Second Supplemental Indenture, dated as of December 1, 1992, to the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion Electric Cooperative and
                    Crestar Bank, as Trustee (filed as exhibit 4.24 to the Registrant's Form 10-K for the fiscal year ended December
                    31, 1992, File No. 33-46795, filed on March 30, 1993).

    *4.4 Third Supplemental Indenture, dated as of May 1, 1993, to the Indenture of Mortgage and Deed of Trust, dated as of May
                    1, 1992, between Old Dominion Electric Cooperative and
                    Crestar Bank, as Trustee (filed as exhibit 4.1 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1993, File No. 33-46795, filed on August 10, 1993).

     4.5            Fourth  Supplemental  Indenture,  dated as of December 15,
                    1994, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee.

     4.6            Fifth Supplemental Indenture,  dated as of February 29,
                    1996, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee.

    *4.7            Form of Bonds,  1992 Series A (filed as exhibit 4.2 to
                    Amendment  No. 1 to the  Registrant's  Form S-1
                    Registration Statement, File No. 33-46795, filed on May 6,
                    1992).







Exhibit                                                                              Page
Number                                 Description of Exhibit                        Number

    *4.8            Form of Bonds,  1992 Series C (filed as exhibit 4.23 to the
                    Registrant's Form 10-K for the fiscal year ended December
                    31, 1992, File No. 33-46795, filed on March 30, 1993).

    *4.9            Form of Bonds,  1993 Series A (filed as exhibit 4.2 to the
                    Registrant's  Form S-1 Registration  Statement,  File No.
                    33-61326, filed on April 19, 1993).

   *10.1            Nuclear Fuel Agreement between Virginia Electric and Power
                    Company and Old Dominion Electric Cooperative, dated as of
                    December 28, 1982, amended and restated October 17, 1983
                    (filed as exhibit 10.1 to the Registrant's Form S-1
                    Registration Statement, File No. 33-46795, filed on March
                    27, 1992).

   *10.2            Purchase, Construction and Ownership Agreement between
                    Virginia Electric and Power Company and Old Dominion
                    Electric Cooperative, dated as of December 28, 1982, amended and restated October 17, 1983 (filed as exhibit 10.2 to the Registrant's Form S-1 Registration Statement, File No.
                    33-46795, filed on March 27, 1992).

   *10.3            Interconnection and Operating Agreement between Virginia
                    Electric and Power Company and Old Dominion Electric
                    Cooperative, dated as of December 28, 1982, amended and restated October 17, 1983 (filed as exhibit 10.3 to the Registrant's Form S-1 Registration Statement, File No.
                    33-46795, filed on March 27, 1992).

   *10.4            Amendment No. 1 to the Interconnection and Operating
                    Agreement between Virginia Electric and Power Company and
                    Old Dominion Electric Cooperative, effective on the date of commercial operation for Clover Unit 2 or December 31, 1996, whichever occurs first (filed as exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1994,
                    File No. 33-46795, filed on March 15, 1995).

   *10.5 Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia
                    Electric and Power Company, dated as of May 31, 1990 (filed as exhibit 10.4 to the Registrant's Form S-1 Registration
                    Statement, File No. 33-46795, filed on March 27, 1992).

   *10.6 Amendment No. 1 to the Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric
                    Cooperative and Virginia Electric and Power Company, effective March 12, 1993 (filed as exhibit 10.34 to the Registrant's Form S-1 Registration Statement, File No.
                    33-61326, filed on April 19, 1993).

   *10.7            Clover Operating Agreement between Virginia Electric and
                    Power Company and Old Dominion Electric Cooperative, dated as of May 31, 1990 (filed as exhibit 10.6 to the Registrant's Form S-1 Registration Statement, File No.
                    33-46795, filed on March 27, 1992).

   *10.8            Amendment to the Clover Operating Agreement between Virginia
                    Electric and Power Company and Old Dominion Electric
                    Cooperative, effective January 17, 1995 (filed as exhibit
                    10.8 to the Registrant's Form 10-K for the year ended
                    December 31, 1994, File No. 33-46795, on March 15, 1995).
                    Exhibit Page Number Description of Exhibit Number





Exhibit                                                                              Page
Number                                 Description of Exhibit                        Number



   *10.9            Coal-Fired Unit Turnkey Contract (Volume 1), dated April 6,
                    1989, and the Unit 2 Amendment (Volume 1), dated May 31,
                    1990, between Virginia Electric and Power Company and Old
                    Dominion Electric Cooperative, Westinghouse Electric
                    Corporation, Black & Veatch Engineers-Architects, Combustion
                    Engineering, Inc. and H.B. Zachry Company (Volumes 2 - 11 contain technical specifications only) (filed as exhibit
                    10.7 to the Registrant's Form S-1 Registration Statement,
                    File No. 33-46795, filed on March 27, 1992).

  *10.10            Electric Service Agreement between Old Dominion Electric
                    Cooperative and Appalachian Power Company, dated July 2,
                    1990 (filed as exhibit 10.8 to the Registrant's Form S-1
                    Registration Statement, File No. 33-46795, filed on March
                    27, 1992).

  *10.11            Electric Service Agreement between Old Dominion Electric
                    Cooperative and Appalachian Power Company, dated March 6,
                    1991 (filed as exhibit 10.9 to the Registrant's Form S-1
                    Registration Statement, File No. 33-46795, filed on March
                    27, 1992).

  *10.12            Electric Service Agreement between The Potomac Edison
                    Company and Old Dominion Electric Cooperative, dated October
                    4, 1991 (filed as exhibit 10.11 to the Registrant's Form S-1
                    Registration Statement, File No. 33-46795, filed on March
                    27, 1992).

  *10.13            Amendment to Electric Service  Agreement  between The
                    Potomac Edison Company and Old Dominion  Electric
                    Cooperative, dated  October  4, 1991  (filed  as  exhibit
                    10.36 to  Amendment  No. 2 to the  Registrant's  Form S-1
                    Registration Statement, File No. 33-61326, filed on May 26,
                    1993).

  *10.14 Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit 10.27 to the Registrant's Form S-1 Registration
                    Statement, File No. 33-46795, filed on March 27, 1992).

  *10.15 Credit Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December
                    1, 1985 (filed as exhibit 10.28 to the Registrant's Form S-1
                    Registration Statement, File No. 33-46795, filed on March
                    27, 1992).

  *10.16            Nuclear Decommissioning Trust Agreement between Old Dominion
                    Electric Cooperative and Bankers Trust Company, dated March
                    1, 1991 (filed as exhibit 10.29 to the Registrant's Form S-1
                    Registration Statement, File No. 33-46795, filed on March
                    27, 1992).

  *10.17 Form of Salary Continuation Plan (filed as exhibit 10.31 to the Registrant's Form S-1 Registration Statement, File No.
                    33-46795, filed on March 27, 1992).



Exhibit                                                                              Page
Number                                 Description of Exhibit                        Number

  *10.18            Amended  and  Restated  Wholesale  Power  Contract  between
                    Old  Dominion  Electric  Cooperative  and  A&N  Electric
                    Cooperative,  dated  April  24,  1992  (filed  as  exhibit
                    10.34 to  Amendment  No. 2 to the  Registrant's  Form S-1
                    Registration Statement, File No. 33-46795, filed on May 27,
                    1992).

  *10.19            Amended  and  Restated  Wholesale  Power  Contract  between
                    Old  Dominion  Electric  Cooperative  and BARC  Electric
                    Cooperative,  dated  April  22,  1992  (filed  as  exhibit
                    10.35 to  Amendment  No. 1 to the  Registrant's  Form S-1
                    Registration Statement, File No. 33-46795, filed on May 6,
                    1992).

  *10.20            Amended and Restated  Wholesale  Power  Contract  between
                    Old Dominion  Electric  Cooperative  and Choptank  Electric
                    Cooperative,  dated  April  20,  1992  (filed  as  exhibit
                    10.36 to  Amendment  No. 1 to the  Registrant's  Form S-1
                    Registration Statement, File No. 33-46795, filed on May 6,
                    1992).

  *10.21            Amended and Restated  Wholesale  Power Contract  between Old
                    Dominion  Electric  Cooperative  and Community  Electric
                    Cooperative,  dated  April  28,  1992  (filed  as  exhibit
                    10.37 to  Amendment  No. 1 to the  Registrant's  Form S-1
                    Registration Statement, File No. 33-46795, filed on May 6,
                    1992).

  *10.22            Amended and Restated  Wholesale  Power  Contract  between
                    Old Dominion  Electric  Cooperative  and Delaware  Electric
                    Cooperative,  dated  April  22,  1992  (filed  as  exhibit
                    10.38 to  Amendment  No. 1 to the  Registrant's  Form S-1
                    Registration Statement, File No. 33-46795, filed on May 6,
                    1992).

  *10.23            Amended and Restated  Wholesale Power Contract  between Old
                    Dominion  Electric  Cooperative and Mecklenburg  Electric
                    Cooperative,  dated  April  15,  1992  (filed  as  exhibit
                    10.39 to  Amendment  No. 1 to the  Registrant's  Form S-1
                    Registration Statement, File No. 33-46795, filed on May 6,
                    1992).

  *10.24            Amended and Restated  Wholesale Power Contract between Old
                    Dominion  Electric  Cooperative and Northern Neck Electric
                    Cooperative,  dated  April  21,  1992  (filed  as  exhibit
                    10.40 to  Amendment  No. 1 to the  Registrant's  Form S-1
                    Registration Statement, File No. 33-46795, filed on May 6,
                    1992).

  *10.25            Amended and Restated  Wholesale  Power  Contract  between
                    Old Dominion  Electric  Cooperative  and Northern  Virginia
                    Electric Cooperative, dated April 17, 1992 (filed as exhibit 10.41 to Amendment No. 1 to the Registrant's Form
                    S-1 Registration Statement, File No. 33-46795, filed on May
                    6, 1992).

  *10.26            Amended and Restated  Wholesale Power Contract between Old
                    Dominion  Electric  Cooperative and Prince George Electric
                    Cooperative,  dated May 6, 1992 (filed as exhibit 10.42 to
                    Amendment No. 2 to the Registrant's  Form S-1 Registration
                    Statement, File No. 33-46795, filed on May 27, 1992).




Exhibit                                                                              Page
Number                                 Description of Exhibit                        Number


  *10.27            Amended and Restated  Wholesale Power Contract between Old
                    Dominion  Electric  Cooperative and Rappahannock  Electric
                    Cooperative,  dated  April  17,  1992  (filed  as  exhibit
                    10.43 to  Amendment  No. 1 to the  Registrant's  Form S-1
                    Registration Statement, File No. 33-46795, filed on May 6,
                    1992).

  *10.28            Amended and Restated  Wholesale  Power Contract  between Old
                    Dominion  Electric  Cooperative  and  Shenandoah  Valley
                    Electric Cooperative, dated April 23, 1992 (filed as exhibit 10.44 to Amendment No. 1 to the Registrant's Form
                    S-1 Registration Statement, File No. 33-46795, filed on May
                    6, 1992).

  *10.29            Amended and Restated  Wholesale  Power Contract  between Old
                    Dominion  Electric  Cooperative  and Southside  Electric
                    Cooperative,  dated  April  22,  1992  (filed  as  exhibit
                    10.45 to  Amendment  No. 1 to the  Registrant's  Form S-1
                    Registration Statement, File No. 33-46795, filed on May 6,
                    1992).

  *10.30            Capacity and Energy Sales Agreement between Old Dominion
                    Electric Cooperative and Public Service Electric and Gas, dated December 17, 1992, effective January 1, 1995 (filed as exhibit 10.30 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-46795, filed on
                    March 30, 1993).

  *10.31 First Supplement to Capacity and Energy Sales Agreement between Old Dominion Electric Cooperative and Public Service
                    Electric & Gas, dated March 26, 1993 (filed as exhibit 10.32 to the Registrant's Form S-1 Registration Statement, File
                    No. 33-61326, filed on April 19, 1993).

  *10.32 Letter Agreement between Old Dominion Electric Cooperative and Delmarva Power & Light Company, dated March 2, 1993
                    (filed as exhibit 10.35 to the Registrant's Form S-1
                    Registration Statement, File No. 33-61326, filed on April
                    19, 1993).

  *10.33            Wholesale Partial Requirements Service Agreement between
                    Delmarva Power & Light Company and Old Dominion Electric
                    Cooperative, effective January 1, 1995 (filed as exhibit
                    10.38 to the Registrant's Form 10-K for the year ended
                    December 31, 1994, File No. 33-46795, on March 15, 1995).

  *10.34            Transmission Service Agreement between Delmarva Power &
                    Light Company and Old Dominion Electric Cooperative, effective January 1, 1995 (filed as exhibit 10.39 to the Registrant's Form 10-K for the year ended December 31, 1994,
                    File No. 33-46795, on March 15, 1995).

   10.35 Participation Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co.

   10.36 Clover Unit 1 Equipment Interest Lease Agreement, dated as of February 29, 1996, between Old Dominion Electric
                    Cooperative, as Equipment Head Lessor, and State Street Bank and Trust Company, as Equipment Head Lessee.





Exhibit                                                                              Page
Number                                 Description of Exhibit                        Number


 **10.37            Equipment Operating Lease Agreement, dated as of February
                    29, 1996, between State Street Bank and Trust Company, as
                    Lessor, and Old Dominion Electric Cooperative, as Lessee.

 **10.38            Corrected  Option  Agreement to Lease,  dated as of February
                    29, 1996,  among Old Dominion  Electric  Cooperative and
                    State Street Bank and Trust Company.

   10.39 Clover Agreements Assignment and Assumption Agreement, dated as of February 29, 1996, between Old Dominion Electric
                    Cooperative, as Assignor, and State Street Bank and Trust
                    Company, as Assignee.

   10.40            Deposit Agreement, dated as of February 29, 1996, between
                    Old Dominion Electric Cooperative, as Depositor, and
                    Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
                    "Rabobank Nederland," New York Branch, as Issuer.

   10.41 Deposit Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and
                    State Street Bank and Trust Company, as Pledgee.

   10.42            Payment  Undertaking  Agreement,  dated as of February  29,
                    1996,  between Old  Dominion  Electric  Cooperative  and
                    Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
                    "Rabobank Nederland," New York Branch.

   10.43            Payment Undertaking Pledge Agreement,  dated as of February
                    29, 1996, between Old Dominion Electric  Cooperative,  as
                    Payment Undertaking Pledgor, and State Street Bank and Trust
                    Company, as Payment Undertaking Pledgee.

   10.44            Pledge Agreement,  dated as of February 29, 1996, between
                    Old Dominion Electric  Cooperative,  as Pledgor,  and State
                    Street Bank and Trust Company, as Pledgee.

   10.45 Tax Indemnity Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co.

   10.46            Participation Agreement, dated as of July 1, 1996, among Old
                    Dominion Electric Cooperative,  Clover Unit 2 Generating
                    Trust, Wilmington Trust Company, the Owner Participant named therein and Utrecht-America Finance Co.

 **10.47            Clover Unit Equipment Interest  Agreement,  dated as of July
                    1, 1996,  between Old Dominion Electric  Cooperative and
                    Clover Unit 2 Generating Trust.

 **10.48 Operating Equipment Agreement, dated as of July 1, 1996, between Clover Unit 2 Generating Trust and Old Dominion
                    Electric Cooperative.

   10.49 Clover Agreements Assignment and Assumption Agreement, dated as of July 1, 1996, between Old Dominion Electric
                    Cooperative, as Assignor, and Clover Unit 2 Generating
                    Trust, as Assignee.




Exhibit                                                                              Page
Number                                 Description of Exhibit                        Number


   10.50            Deed of Ground Lease and Sublease Agreement, dated as of
                    July 1, 1996, between Old Dominion Electric Cooperative,  as
                    Ground Lessor, and Clover Unit 2 Generating Trust, as Ground
                    Lessee.

   10.51            Guaranty  Agreement,  dated as of July 1,  1996,  between
                    Old  Dominion  Electric  Cooperative  and AMBAC  Indemnity
                    Corporation.

   10.52            Investment Agreement,  dated as of July 1, 1996, among AMBAC
                    Capital Funding, Inc., Old Dominion Electric Cooperative and
                    AMBAC Indemnity Corporation.

   10.53            Investment  Agreement  Pledge  Agreement,  dated as of July
                    1, 1996,  among Old  Dominion  Electric  Cooperative,  as
                    Investment  Agreement  Pledgor,  AMBAC Indemnity
                    Corporation,  the Owner Participant named therein and Clover
                    Unit 2 Generating Trust.

   10.54 Equity Security Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Pledgor, and
                    Wilmington Trust Company, as Collateral Agent.

   10.55 Payment Undertaking Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Cooperatieve
                    Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
                    Nederland," New York Branch.

   10.56            Payment  Undertaking  Pledge  Agreement,  dated as of July
                    1, 1996,  between Old Dominion  Electric  Cooperative,  as
                    Payment Undertaking Pledgor, and Clover Unit 2 Generating
                    Trust, as Payment Undertaking Pledgee.

   10.57 Subordinated Deed of Trust and Security Agreement, dated as of July 1, 1996, among Old Dominion Electric
                    Cooperative, Richard W. Gregory, Trustee, and Michael P.
                    Drzal, Trustee.

   10.58            Subordinated  Security  Agreement,  dated as of July 1,
                    1996,  among Old  Dominion  Electric  Cooperative,  the
                    Owner Participant named therein, AMBAC Indemnity Corporation and Clover Unit 2 Generating Trust.

   10.59 Tax Indemnity Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and the
                    Owner Participant named therein.





Exhibit                                                                              Page
Number                                 Description of Exhibit                        Number


      21 Subsidiaries of Old Dominion Electric Cooperative (not included because Old Dominion Electric Cooperative's subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a "significant subsidiary" under Rule 1-02(W) of Regulation S-X).

      27            Financial Data Schedule.

-----------------------------------
*     Incorporated herein by reference.

** These leases relate to Old Dominion Electric Cooperative's interest in all of Clover Unit 1 and Clover Unit 2, as applicable, other than the foundations. At the time these leases were executed, Old Dominion had entered into identical leases with respect to the foundations as part of the same transactions. Old Dominion Electric Cooperative agrees to furnish the Commission, upon request, a copy of the leases of its interest in the foundations for Clover Unit 1 and Clover Unit 2, as applicable.