Form 10-Q
period 1997-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 1997-05-15
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---             SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX


                                      Page
                                     Number
                                     ------


PART I.  Financial Information


Item 1. Financial Statements

          Consolidated Balance Sheets - March 31, 1997 (Unaudited)
           and December 31, 1996                                        3

          Consolidated Statements of Revenues, Expenses and
           Patronage Capital (Unaudited) - Three Months Ended
           March 31, 1997 and 1996                                      5

          Consolidated Statements of Cash Flows (Unaudited) - Three
           Months Ended March 31, 1997 and 1996                         6

          Notes to Consolidated Financial Statements                    7



Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9


PART II.  Other Information


Item 1. Legal Proceedings                                              13

Item 6. Exhibits and Reports on Form 8-K                               13

Signature                                                              14


Exhibit Index                                                          15

                        OLD DOMINION ELECTRIC COOPERATIVE
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS


                                                            MARCH 31,     DECEMBER 31,
                                                              1997           1996
                                                          ------------    -----------
                                 (IN THOUSANDS)
ASSETS:                                                   (UNAUDITED)              (*)
Electric Plant:
  In service                                              $   882,879    $   882,879
  Less accumulated depreciation                               (97,523)       (91,525)
                                                          -----------    -----------
                                                              785,356        791,354
  Nuclear fuel, at amortized cost                               6,796          8,311
  Plant acquisition adjustment, at amortized cost              24,273         24,790
  Construction work in progress                                11,518         11,106
                                                          -----------    -----------
     Net Electric Plant                                       827,943        835,561
                                                          -----------    -----------
Decommissioning Fund                                           39,249         39,298
Other Investments and Funds, Available for Sale                35,312         35,112
Restricted Investments and Funds                              110,303        109,019
Current Assets:
  Cash and cash equivalents                                   100,133         46,217
  Note receivable, net of allowance of $1.6 million
       in 1997 and 1996                                          --            6,992
  Receivables, net of allowance of $4.5 million in 1997
       and $5.1 million in 1996                                27,858         36,084
  Fuel stock                                                    4,214          3,052
  Materials and supplies, at average cost                       5,247          5,186
  Prepayments                                                   1,693          1,187
                                                          -----------    -----------
     Total Current Assets                                     139,145         98,718
                                                          -----------    -----------
Deferred Charges                                               27,041         27,412
Other Assets                                                   11,058         11,226
                                                          -----------    -----------
     Total Assets                                         $ 1,190,051    $ 1,156,346
                                                          ===========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1996, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                           CONSOLIDATED BALANCE SHEETS


                                             MARCH 31,   DECEMBER 31,
                                               1997         1996
                                            ----------   ----------
                                                  (IN THOUSANDS)
CAPITALIZATION AND LIABILITIES:             (UNAUDITED)         (*)
Capitalization:
  Patronage capital                         $  187,614   $  184,753
  Long-term debt                               664,513      664,490
                                            ----------   ----------
     Total Capitalization                      852,127      849,243
                                            ----------   ----------
Current Liabilities:
  Long-term debt due within one year            18,442       17,928
  Accounts payable                              58,820       45,717
  Construction contract payable                 15,211       15,283
  Deferred energy                                3,291        1,771
  Accrued interest                              17,492        4,445
  Accrued taxes                                  2,225          497
  Other                                          4,941        4,342
                                            ----------   ----------
     Total Current Liabilities                 120,422       89,983
                                            ----------   ----------
Decommissioning Reserve                         39,249       39,298
Deferred Credits                                64,179       64,868
Obligations Under Long-Term Leases             113,322      112,202
Other Liabilities                                  752          752
Committments and Contingencies
                                            ----------   ----------
     Total Capitalization and Liabilities   $1,190,051   $1,156,346
                                            ==========   ==========


   The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1996, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ----------------------
                                                            1997          1996
                                                          ---------    ---------
                                                                (IN THOUSANDS)
Operating Revenues:
  Sales to Members                                        $  88,818    $  99,129
  Sales to non-member                                            27            2
                                                          ---------    ---------
                                                             88,845       99,131
                                                          ---------    ---------
Operating Expenses:
  Operation:
    Fuel                                                     10,441        8,650
    Purchased power                                          43,368       67,967
    Other                                                     5,474        2,335
                                                          ---------    ---------
                                                             59,283       78,952
  Maintenance                                                 1,923        2,082
  Administrative and general                                  3,952        3,782
  Depreciation and amortization                               6,515        4,663
  Amortization of lease gains                                  (689)        --
  Decommissioning cost                                          170          170
  Taxes other than income taxes                               1,804        1,710
                                                          ---------    ---------
       Total Operating Expenses                              72,958       91,359
                                                          ---------    ---------
Operating Margin                                             15,887        7,772
                                                          ---------    ---------

Other Income, net                                               118        5,764
                                                          ---------    ---------

Investment Income:
  Interest                                                      970        1,654
  Other                                                         107          239
                                                          ---------    ---------
       Total Investment Income                                1,077        1,893
                                                          ---------    ---------

Interest Charges:
  Interest on long-term debt, net                            14,259       15,864
  Other                                                          47           93
  Allowance for borrowed funds used during construction         (86)      (3,720)
                                                          ---------    ---------
       Net Interest Charges                                  14,220       12,237
                                                          ---------    ---------
Net Margin                                                    2,862        3,192
Patronage Capital-beginning of period                       184,752      172,513
                                                          ---------    ---------
Patronage Capital-end of period                           $ 187,614    $ 175,705
                                                          =========    =========


   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 -----------------------
                                                                    1997         1996
                                                                 -----------  ----------
                                                                     (IN THOUSANDS)
Cash Provided by Operating Activities:
  Net margin                                                    $   2,862    $   3,192
  Adjustments to reconcile net margin to net cash
   provided by operating activities:
    Depreciation                                                    5,973        4,115
    Amortization of plant acquisition adjustment                      517          517
    Amortization of nuclear fuel                                    1,516        1,060
    Decommissioning cost                                              170          170
    Amortization of debt discount                                     537          243
    Amortization of other debt costs                                  306          309
    Amortization of deferred charges and other assets                  22           28
    Amortization of lease obligations                               1,936         --
    Gain from lease transactions                                     (689)      (5,852)
    Changes in Current Assets and Current Liabilities:
      Change in current assets                                     13,489       (1,282)
      Change in current liabilities                                29,997         (223)
    Decrease in deferred charges                                       90          160
    Decrease (increase) in other assets                               121         (809)
    Increase in deferred credits                                     --         23,639
    Increase in other liabilities                                    --              2
                                                                ---------    ---------
       Net Cash Provided by Operating Activities                   56,847       25,269
                                                                ---------    ---------

Cash (Used for) Provided by Financing Activities:
  Additions to long-term debt                                        --         23,884
  Obligations under long-term lease                                  (816)      51,498
  Reductions of long-term debt                                       --         (6,891)
                                                                ---------    ---------
       Net Cash (Used for) Provided by Financing Activities          (816)      68,491
                                                                ---------    ---------

Cash Provided by (Used for) Investing Activities:
  Additions to electric plant                                        (514)      (9,438)
  Decommissioning fund deposits                                      (170)        (170)
  Decrease in (additions to) other investments and funds, net        (200)     (92,449)
  Additions to restricted investments and funds, net               (1,285)        --
  Retirement work in progress                                          54           (6)
                                                                ---------    ---------
       Net Cash Provided by (Used for) Investing Activities        (2,115)    (102,063)
                                                                ---------    ---------
  Net Change in Cash and Cash Equivalents                          53,916       (8,303)
Beginning of Period Cash and Cash Equivalents                      46,217       63,670
                                                                ---------    ---------
End of Period Cash and Cash Equivalents                         $ 100,133    $  55,367
                                                                =========    =========


   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of March 31, 1997, and its consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996. The consolidated results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

2. On April 17, 1997, the turbine generator unit on Clover Power Station's ("Clover") Unit 2 was damaged when necessary auxiliary power was not available after the unit tripped off-line. The damage, repairs for which are estimated to be approximately $2.0 million to $3.0 million, is insured. The impact on Old Dominion's consolidated financial statements is unknown at this time. Repairs have begun on the unit and are anticipated to be completed by mid-July.

3. In 1996, Old Dominion entered into two long-term lease and leaseback transactions. The net benefit to Old Dominion of these transactions was approximately $63.0 million. After the transactions closed, the staff of the Virginia State Corporation Commission ("SCC") asserted that a 2.1% gross receipts tax is applicable to the approximately $635.0 million base value of the leaseback transaction. In anticipation of an assessment, Old Dominion filed a Petition for Declaratory Judgment ("Petition") with the SCC. The SCC dismissed the Petition without prejudice and Old Dominion is allowed to pursue existing statutory remedies for review and correction of any assessment, or portion thereof, of gross receipts taxes. Management anticipates a maximum assessment of approximately $13.3 million. Old Dominion will continue to vigorously contest any anticipated assessment.

4. In 1995, Old Dominion and 10 of its 12 member distribution systems established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly-owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. CSC and the other participants in Seacoast Power LLC also formed Power Ventures LLC ("Power Ventures"). Through loans of approximately $17.5 million to Seacoast, Old Dominion and CSC funded approximately one-half the cost to construct and operate the generating assets necessary to fulfill the power sales contract with INECEL.

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

5. On February 27, 1997, Southside Electric Cooperative ("Southside"), one of two member distribution systems that did not participate in forming CSC, raised a dispute as to whether the loss, with respect to Old Dominion's interest in Seacoast, should be borne totally by Old Dominion, thus resulting in a greater financial burden on Southside. Southside asserts that their share of the loss should be limited to the amount of Old Dominion's 30% participation in CSC, which may be less than their proportionate share as an Old Dominion member. Management believes that this dispute will be resolved.

6. Certain reclassifications have been made to the accompanying prior year's consolidated financial statements to conform to the current year's presentation.

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

      The following table illustrates the changes (increases (decreases)) in operating revenues by component:

                                                            Three Months
                                                                Ended
                                                              March 31,
                                                            1997 vs 1996
                                                            ------------
                                                           (in thousands)

        Sales to Members:
          Power sales volume                                 $(11,078)
          Blended rates                                          (191)
          Fuel adjustment revenue                              (2,354)
          Margin stabilization plan adjustment                  3,312
                                                            ---------
                                                              (10,311)
        Sales to non-member                                        25
                                                            ---------
                                                             $(10,286)
                                                            =========

      Operating revenues for the three month period ended March 31, 1997, decreased as compared to the same period in 1996 primarily due to an 11.7% decrease in demand sales and a 7.3% decrease in energy sales. These decreases were the result of the relatively mild weather in the first quarter of 1997 as compared to the extremely cold temperatures in February 1996, and the below normal temperatures in March 1996. The number of heating degree days decreased 13.3% from the prior year. Old Dominion's demand and energy sales for the three months ended March 31, 1997, were 3,803,952 MW and 1,965,120 MWh, respectively. Old Dominion's demand and energy sales for the three months ended March 31, 1996, were 4,297,723 MW and 2,117,939 MWh, respectively.


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

      Old Dominion also holds a 50% undivided interest in the Clover Power Station ("Clover"), which became fully operational when Unit 2 began commercial operation on March 28, 1996.

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

      North Anna and Clover capacity factors for 1997 and 1996 were as follows:


                        North Anna               Clover
                   ------------------      --------------------
                    Three Months Ended      Three Months Ended
                        March 31,               March 31,
                   ------------------      --------------------
                     1997      1996          1997        1996
                   --------  --------      -------      -------

  Unit 1           100.9%       54.7%        61.9%       68.4%
  Unit 2           100.7       101.1         70.3         -
  Combined         100.8        77.9         66.1        68.4%

      North Anna Units 1 and 2 were not off-line during the first quarter of 1997. During the first quarter of 1996, North Anna Unit 1 was off-line 30 days for scheduled maintenance and refueling. Unit 2 was not off-line during the first quarter of 1996.

      During the first quarter of 1997, Clover Unit 1 was off-line 13 days for repairs to the chimney's titanium liner, one day for other minor unscheduled maintenance and three days for scheduled maintenance. Clover Unit 2 was off-line 11 days for a scheduled one-year warranty inspection and three days for unscheduled maintenance.

      Old Dominion's energy supply for 1997 and 1996 was as follows:

                                                 Three Months Ended
                                                      March 31,
                                      ---------------------------------------
                                            1997                  1996
                                      ----------------      -----------------
                                        (MWh)                    (MWh)

      North Anna                       452,309    22.4%       353,599    16.1%
      Clover                           621,660    30.7        470,800    21.5
      Purchased Power:
         Virginia Power                473,671    23.4        844,395    38.4
         Delmarva Power                168,073     8.3        198,892     9.1
         PSE&G & Others                254,025    12.6        280,632    12.8
         Other                          52,449     2.6         46,471     2.1
                                     ---------   -----      ---------   -----
           Total Available Energy    2,022,187   100.0%     2,194,789   100.0%
                                     =========   =====      =========   =====


1997 COMPARED TO 1996

      Fuel costs increased and purchased power costs decreased during the first quarter of 1997 as compared to the first quarter of 1996 primarily because Clover Units 1 and 2 were in operation during 1997, while only Unit 1 was in operation during 1996. Additionally, North Anna ran at greater than 100.0% capacity during the quarter and demand was down due to the milder temperatures.

      Other operating costs increased in the first three months of 1997 as compared to the same period in 1996 due to an increase in production at both North Anna and Clover.

      Depreciation expense increased in the first quarter of 1997 as compared to the first quarter of 1996 due to depreciation on Clover Unit 2 in 1997.

      Amortization of lease gains represents the recognition of the portion of the gains attributable to the first quarter of 1997 on the two long-term lease transactions completed in 1996. The gains are being amortized ratably into income over the operating lease terms of 21.8 years and 23.4 years for Clover Units 1 and 2, respectively.

      Other income, net, decreased due to the cross-border tax benefit lease income recognized in 1996. Recognition of the gain from the lease had been deferred until Clover Unit 2 was put into commercial operation.

      Investment income for the first quarter of 1997 decreased as compared to the first quarter of 1996 due to a decrease in investment balances.

      Interest on long-term debt decreased in 1997 due to the purchase in 1996 of $83.1 million of outstanding debt and $18.4 million of debt service payments.

      Allowance for borrowed funds used during construction decreased in the first three months of 1997 as compared to the same period in 1996 due to the completion of Clover Unit 2.



LIQUIDITY AND CAPITAL RESOURCES

      OPERATING ACTIVITIES. Net cash provided by operating activities increased in the first quarter of 1997 as compared to 1996 primarily due to changes between the periods in non-cash working capital, mainly note receivable, receivables, accounts payable and accrued expenses.



OTHER MATTERS

      On April 17, 1997, the turbine generator unit on Clover Unit 2 was damaged when necessary auxiliary power was not available after the unit tripped off-line. The damage, repairs for which are estimated to be approximately $2.0 million to $3.0 million, is insured. The impact on Old Dominion's consolidated financial statements is unknown at this time. Repairs have begun on the unit and are anticipated to be completed by mid-July.

       In 1996, Old Dominion entered into two long-term lease and leaseback transactions. The net benefit to Old Dominion of these transactions was approximately $63.0 million. After the transactions closed, the staff of the Virginia State Corporation Commission ("SCC") asserted that a 2.1% gross receipts tax is applicable to the approximately $635.0 million base value of the leaseback transaction. In anticipation of an assessment, Old Dominion filed a Petition for Declaratory Judgment ("Petition") with the SCC. The SCC dismissed the Petition without prejudice and Old Dominion is allowed to pursue existing statutory remedies for review and correction of any assessment, or portion thereof, of gross receipts taxes. Management anticipates a maximum assessment of approximately $13.3 million. Old Dominion will continue to vigorously contest any anticipated assessment.

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



SUBSEQUENT EVENT

      In April 1997, Old Dominion purchased a total of $32.0 million of its First Mortgage Bonds, Series 1992 A. The transactions resulted in net losses of approximately $2.0 million, including the write-off of original issuance costs. The losses have been deferred and are being amortized over the life of the remaining bonds.

                        OLD DOMINION ELECTRIC COOPERATIVE

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings.

                    Other than certain legal proceedings arising out of the
               ordinary course of business, which management believes will not have a material adverse impact on the results of operations or financial condition of Old Dominion, there is no other litigation pending or threatened against Old Dominion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters" for a discussion of certain disputes relating to Old Dominion's interest in Seacoast and the assertion by the staff of the Virginia State Corporation Commission that gross receipts tax is payable in connection with certain lease and leaseback transactions.


Item 6.        Exhibits and Reports on Form 8-K.

       (a)     Exhibits.

               27. Financial Data Schedule

       (b)     Reports on Form 8-K.

               No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OLD DOMINION ELECTRIC COOPERATIVE
                                                  Registrant




Date: May 15, 1997                              /s/Daniel M. Walker
                                        -----------------------------------
                                                   Daniel M. Walker
                                       Vice President of Accounting and Finance
                                               (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit                                                                  Page
Number                    Description of Exhibit                        Number
-------                   -----------------------                       ------
    27.            Financial Data Schedule