Form 10-Q
period 1997-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 1997-08-13
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  -----------

                                   FORM 10-Q

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX


                                                                                                  Page
                                                                                                 Number


PART I.  Financial Information


Item 1.     Financial Statements

               Consolidated Balance Sheets - June 30, 1997 (Unaudited)
                 and December 31, 1996                                                                3

               Consolidated Statements of Revenues, Expenses and
                 Patronage Capital (Unaudited) - Three and Six Months Ended
                 June 30, 1997 and 1996                                                               5

               Consolidated Statements of Cash Flows (Unaudited) - Six
                 Months Ended June 30, 1997 and 1996                                                  6

               Notes to Consolidated Financial Statements                                             7



Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                           9


PART II.  Other Information


Item 1.     Legal Proceedings                                                                        14

Item 6.     Exhibits and Reports on Form 8-K                                                         14

Signature                                                                                            15


Exhibit Index                                                                                        16

                        OLD DOMINION ELECTRIC COOPERATIVE
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                            June 30,     December 31,
                                                              1997           1996
                                                       ---------------   ------------

ASSETS:                                                    (unaudited)            (*)
Electric Plant:
  In service                                              $   882,755    $   882,879
  Less accumulated depreciation                              (103,578)       (91,525)
                                                          -----------    -----------
                                                              779,177        791,354
  Nuclear fuel, at amortized cost                               5,576          8,311
  Plant acquisition adjustment, at amortized cost              23,755         24,790
  Construction work in progress                                15,222         11,106
                                                          -----------    -----------
     Net Electric Plant                                       823,730        835,561
                                                          -----------    -----------
Decommissioning Fund                                           42,095         39,298
Other Investments and Funds, Available for Sale                 5,307         35,112
Restricted Investments and Funds                              112,271        109,019
Current Assets:
  Cash and cash equivalents                                    68,804         46,217
  Note receivable, net of allowance of $1.6 million
         in 1997 and 1996                                        --            6,992
  Receivables, net of allowance of $4.4 million in 1997
         and $5.1 million in 1996                              33,459         36,084
  Fuel stock                                                    4,662          3,052
  Materials and supplies, at average cost                       5,236          5,186
  Prepayments                                                   1,302          1,187
                                                          -----------    -----------
     Total Current Assets                                     113,463         98,718
                                                          -----------    -----------
Deferred Charges                                               26,596         27,412
Other Assets                                                   14,384         11,226
                                                          -----------    -----------
     Total Assets                                         $ 1,137,846    $ 1,156,346
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

                        OLD DOMINION ELECTRIC COOPERATIVE

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                          June 30,    December 31,
                                                           1997           1996
                                                       ------------  --------------
CAPITALIZATION AND LIABILITIES:                        (unaudited)           (*)
Capitalization:
  Patronage capital                                    $  190,367     $  184,753
  Long-term debt                                          633,875        664,490
                                                       ----------     ----------
     Total Capitalization                                 824,242        849,243
                                                       ----------     ----------
Current Liabilities:
  Long-term debt due within one year                       17,928         17,928
  Accounts payable                                         73,183         45,717
  Construction contract payable                              --           15,283
  Deferred energy                                           3,993          1,771
  Accrued interest                                          4,212          4,445
  Accrued taxes                                             1,605            497
  Other                                                     4,394          4,342
                                                       ----------     ----------
     Total Current Liabilities                            105,315         89,983
                                                       ----------     ----------
Decommissioning Reserve                                    42,095         39,298
Deferred Credits                                           50,155         64,868
Obligations under Long-Term Leases                        115,290        112,202
Other Liabilities                                             749            752
Commitments and Contingencies
                                                       ----------     ----------
     Total Capitalization and Liabilities              $1,137,846     $1,156,346
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

                        OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)
                                 (in thousands)


                                          Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                         -------------------   --------------------
                                          1997        1996      1997       1996
                                         ---------  --------  --------- -----------

Operating Revenues:
  Sales to Members                      $ 79,873   $  81,828   $168,691   $180,957
  Sales to non-members                       275         205        302        207
                                         --------     ------   --------   --------
                                          80,148      82,033    168,993    181,164
                                          --------    ------   --------   --------

Operating Expenses:
  Operation-
    Fuel                                   7,924       9,950      18,365    18,600
    Purchased power                       35,935      35,638      79,303   103,605
    Other                                  5,537       6,531      11,012     8,866
                                          --------    ------   ---------  --------
                                          49,396      52,119     108,680   131,071
  Maintenance                              2,364       1,808       4,287     3,890
  Administrative and general               4,174       3,330       8,126     7,075
  Depreciation and amortization            7,041       6,424      13,556    11,087
  Amortization of lease gains               (689)       (358)     (1,378)     (358)
  Decommissioning cost                       170         170         340       340
  Taxes other than income taxes            1,791       1,282       3,595     2,992
                                          --------    ------   ---------  --------
       Total Operating Expenses           64,247      64,775     137,206   156,097
                                          --------    ------   ---------  --------
Operating Margin                          15,901      17,258      31,787    25,067
                                          --------    ------   ---------  --------

Other (Expense)/Income, net                 (152)        (30)        (34)    5,688
                                          --------    ------   ---------  --------

Investment Income:
   Interest                                  677       1,099       1,647     2,753
   Other                                    --           297          96       545
                                          --------    ------   ---------  --------
       Total Investment Income               677       1,396       1,743     3,298
                                          --------    ------   ---------  --------

Interest Charges:
  Interest on long-term debt, net         13,724      15,427      27,983    31,291
  Other                                       49          94          85       187
  Allowance for borrowed funds
   used during construction                 (100)       --          (186)   (3,720)
                                          --------    ------   ---------  --------
       Net Interest Charges               13,673      15,521      27,882    27,758
                                          --------    ------   ---------  --------
Net Margin                                 2,753       3,103       5,614     6,295
Patronage Capital-beginning of period    187,614     175,705     184,753   172,513
                                          --------    ------   ---------  --------
Patronage Capital-end of period         $190,367    $178,808    $190,367  $178,808
                                          ========    ======   =========  ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                     Six Months Ended
                                                                        June 30,
                                                            --------------------------------
                                                                  1997         1996
                                                            -------------- -----------------
Cash Provided by Operating Activities:
  Net margin                                                    $   5,614    $ 6,295
  Adjustments to reconcile net margin to net cash
   provided by operating activities:
    Depreciation                                                   12,472      9,990
    Amortization                                                    5,513      5,590
    Decommissioning cost                                              340        340
    Amortization of lease obligation                                3,904      1,204
    Gain from lease transactions                                   (1,378)    (6,123)
    Changes in Current Assets and Current Liabilities:
         Change in current asssets                                  7,842       (402)
         Change in current liabilities                             30,615     (8,060)
    Decrease in deferred charges                                      255        297
    Increase in other assets                                       (3,251)    (1,555)
    (Decrease) increase in deferred credits                       (13,335)    23,624
    Decrease in other liabilities                                      (3)       (43)
                                                                  -------     -------
       Net Cash Provided by Operating Activities                   48,588     31,157
                                                                  -------     -------

Cash (Used for) Provided by Financing Activities:
  Additions to long-term debt                                        --       23,884
  Obligations under long-term lease                                  (816)    51,498
  Reductions of long-term debt, net                               (31,703)   (52,194)
                                                                  -------     -------
       Net Cash (Used for) Provided by Financing Activities       (32,519)    23,188
                                                                  -------     -------

Cash Provided by (Used for) Investing Activities:
  Additions to electric plant                                     (19,740)   (21,878)
  Decommissioning fund deposits                                      (340)      (340)
  Reductions of (additions to) other investments and funds, net    29,805    (37,088)
  Additions to restricted investments and funds, net               (3,252)      --
  Retirement work in progress                                          45         (5)
                                                                  -------     -------
       Net Cash Provided by (Used for) Investing Activities         6,518    (59,311)
                                                                  -------     -------
       Net Increase (Decrease) in Cash and Cash Equivalents        22,587     (4,966)
  Beginning of Period Cash and Cash Equivalents                    46,217     63,670
                                                                  -------     -------
  End of Period Cash and Cash Equivalents                         $68,804    $58,704
                                                                  =======     =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.













                        OLD DOMINION ELECTRIC COOPERATIVE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of June 30, 1997, its consolidated results of operations for the three and six months ended June 30, 1997 and 1996, and its consolidated cash flows for the six months ended June 30, 1997 and 1996. The consolidated results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

2. On April 17, 1997, the turbine generator unit on Clover Power Station's ("Clover") Unit 2 was damaged when necessary auxiliary power was not available after the unit tripped off-line. The damage, repairs for which are approximately $5.8 million (Old Dominion's share being $2.9 million), is covered by insurance. Old Dominion's share of the insurance deductible is $250,000. Repairs to the unit have been completed and the unit was back in operation on July 2, 1997. During the outage, replacement power was purchased from Virginia Power at supplemental rates.

3. In 1996, Old Dominion entered into two long-term lease and leaseback transactions. The net benefit to Old Dominion of these transactions was approximately $63.0 million. After the transactions closed, the staff of the Virginia State Corporation Commission ("SCC") assessed a 2.1% gross receipts tax on the approximately $635.0 million base value of the leaseback transactions. Old Dominion paid the $13.3 million gross receipts tax assessment under protest on June 1, 1997. A hearing with the SCC has been set for September 9, 1997, for review of the assessment of gross receipts taxes.

4. In 1995, Old Dominion and 10 of its 12 member distribution systems established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly-owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. CSC and the other participants in Seacoast Power LLC also formed Power Ventures LLC. Through loans of approximately $17.5 million to Seacoast, Old Dominion and CSC funded approximately one-half the cost to construct and operate the generating assets necessary to fulfill the power sales contract with INECEL.

     Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover approximately $16.3 million in amounts owed under the power sales contract, plus damages and fees. Management of Seacoast plans to pursue this matter; however, a trial date has not been set.

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

5. On February 27, 1997, Southside Electric Cooperative ("Southside"), one of two member distribution systems that did not participate in forming CSC, raised a question as to whether the loss, with respect to Old Dominion's interest in Seacoast, should be borne totally by Old Dominion, thus resulting in a greater financial burden on Southside. Southside asserts that their share of the loss should be limited to the amount of Old Dominion's 30% participation in CSC, which may be less than their proportionate share as an Old Dominion member. Management believes that this issue will be favorably resolved.

6. On July 29, 1997, Old Dominion and Virginia Electric & Power Company signed an Amended and Restated Interconnection & Operating Agreement ("I&O Agreement"). This I&O Agreement will become effective on the later of January 1, 1998, or the date on which the Federal Energy Regulatory Commission accepts the agreement for filing and permits the agreement to become effective.

7. Certain reclassifications have been made to the accompanying prior year's consolidated financial statements to conform to the current year's presentation.

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

     The following table illustrates the changes (increases (decreases)) in operating revenues by component:

                                                                Three Months             Six Months
                                                                     Ended                   Ended
                                                                    June 30,                June 30,
                                                                1997 vs 1996             1997 vs 1996
                                                                ------------             ------------

                                                                              (in thousands)
                 Sales to Members:
                    Power sales volume                             $   (744)              $ (11,821)
                    Blended rates                                      (868)                 (1,059)
                    Fuel adjustment revenues                           (919)                 (3,273)
                    Margin stabilization plan adjustment                576                   3,887
                                                                   --------                   -----
                                                                     (1,955)                (12,266)
                 Sales to Non-members                                    70                      95
                                                                   --------               ---------
                                                                   $ (1,885)              $ (12,171)
                                                                   ========               =========


     Operating revenues for the three months ended June 30, 1997, decreased as compared to the same period in 1996 primarily due to a 2.7% decrease in demand sales. The slight decrease was the result of below normal temperatures during the second quarter of 1997 compared to below normal temperatures in April 1996 and a prolonged period of extreme heat in May 1996. Additionally, there was a 1% reduction in the base demand rate effective April 1, 1997. Energy sales were virtually unchanged from the second quarter of 1996. Old Dominion's demand sales for the three month periods ended June 30, 1997 and 1996, were 3,412,698 KW and 3,455,972 KW, respectively. Energy sales for the three month periods ended June 30, 1997 and 1996, were 1,671,767 MWh and 1,672,478 MWh, respectively. The decrease in operating revenues was partially off-set by a $.6 million change in the margin stabilization plan adjustment.

     Operating revenues for the six month period ended June 30, 1997, decreased as compared to the same period in 1996 primarily due to a 7.7% decrease in demand sales and a 4.1% decrease in energy sales. The decrease in demand and energy sales was the result of relatively mild weather in 1997 compared to extreme temperatures in February and May 1996, and below normal temperatures in March and April 1996. Demand sales for the six month periods ended June 30, 1997 and 1996, were 7,216,650 KW and 7,753,695 KW, respectively. Energy sales for the six month periods ended June 30, 1997 and 1996, were 3,636,887 MWh and 3,790,417 MWh, respectively. The decrease in operating revenues was partially off-set by a $3.9 million change in the margin stabilization plan adjustment.

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

     When either North Anna or Clover is off-line, Old Dominion must purchase replacement power that is more costly. Any change in the amount of Old Dominion's energy output from North Anna or Clover displaces or is replaced by higher cost supplemental energy purchases from Virginia Electric and Power Company ("Virginia Power"). As a result, Old Dominion's operating expenses, and therefore its energy rates to the Members, are significantly impacted by the operations of North Anna and Clover.

     North Anna and Clover capacity factors for the three and six month periods ended June 30, 1997 and 1996, were as follows:


                                    North Anna                                       Clover
                             Three                 Six                     Three                 Six
                         Months Ended         Months Ended              Months Ended         Months Ended
                           June 30,             June 30,                  June 30,              June 30,
                           --------             --------                  --------              --------
                       1997      1996         1997      1996           1997      1996        1997     1996
                       ----      ----         ----      ----           ----      ----        ----     ----

     Unit 1              63.8%    100.4%        82.3%    78.0%          82.8%     73.0%       72.9%    64.1%
     Unit 2             100.3     100.8        100.5    101.0           14.3      74.4        42.3     73.7
     Combined            82.1     101.1         91.4     89.5           48.6      73.7        57.6     68.9

     During the six month period ended June 30, 1997, North Anna Unit 1 was off-line 31 days for scheduled refueling. Unit 2 was not off-line during the first six months of 1997. During the six month period ended June 30, 1996, North Anna Unit 1 was off-line 30 days due to scheduled maintenance and refueling. Unit 2 was not off-line during the first six months of 1996.

     During the six month period ended June 30, 1997, Clover Unit 1 was off-line 16 days for repairs to the chimney's titanium liner, two days for other minor unscheduled maintenance and five days for scheduled maintenance. Clover Unit 2 was off-line 11 days for a scheduled warranty inspection, three days for unscheduled maintenance and 75 days for repairs resulting from the damage incurred on April 17, 1997, when the unit tripped off-line. During the six month period ended June 30, 1996, Clover Unit 1 was off-line 30 days for replacement of the burners and repairs to the chimney's titanium liner. Unit 2 was off-line 5 days for scheduled maintenance.

     Old Dominion's energy supply for the three and six month periods ended June 30, 1997 and 1996, was as follows:


                                                Three Months Ended                        Six Months Ended
                                                       June 30,                                June 30,
                                       1997                       1996                 1997               1996
                                       ----                       ----                 ----               ----

                                        (MWh)               (MWh)                (MWh)                (MWh)
     North Anna                       372,016    21.5%     458,241    26.8%     824,325    22.0%    811,840   20.8%
     Clover                           467,662    27.0      544,428    31.9    1,089,322    29.0   1,015,228   26.0
     Purchased Power:
        Virginia Power                494,527    28.6      318,499    18.7      968,198    25.8   1,162,894   29.8
        Delmarva Power                 77,711     4.5       75,602     4.4      245,784     6.6     274,494    7.0
        PSE&G Contract                274,145    15.9      271,350    15.9      528,170    14.1     551,982   14.2
        Other                          42,960     2.5       39,165     2.3       95,409     2.5      85,636    2.2
                                    ---------   -----    ---------   -----    ---------   -----   ---------  -----
          Total Available Energy    1,729,021   100.0%   1,707,285   100.0%   3,751,208   100.0%  3,902,074  100.0%
                                    =========   =====    =========   =====    =========   =====   =========  =====


     Fuel costs decreased during the second quarter of 1997 as compared to the second quarter of 1996 because Clover Unit 2 was off-line for repairs after the damage incurred on April 17, 1997. Fuel costs for the first half of 1997 were virtually unchanged from the same period in 1996 even though Clover Unit 2 was off-line for most of the second quarter of 1997, because Unit 2 did not begin operating until March 28, 1996.

     Purchased power costs were virtually unchanged in the second quarter of 1997 as compared to the second quarter of 1996 because the cooler than normal temperatures in May and June off-set the need for purchased power that normally would have been required while Clover Unit 2 was off-line for repairs. Purchased power decreased for the six month period ended June 30, 1997, as compared to the corresponding period in 1996 primarily because Clover Units 1 and 2 were in operation during 1997, while in 1996 only Unit 1 was in operation during the first quarter. Additionally, an increase in the ratings of Clover Units 1 and 2 since the first quarter of 1996 reduced the amount of supplemental demand purchases from Virginia Power.

     Other operating costs decreased in the second quarter of 1997 as compared to 1996 primarily due to a decrease in production because Clover Unit 2 was off-line for repairs. Other operating costs increased during the first half of 1997 as compared to the same period in 1996 because of an increase in Clover transmission expense. The increase in transmission expense was due to the commercial operation of Clover Unit 2 and an increase in the ratings of Clover Units 1 and 2.

     Maintenance expense increased in the second quarter and first half of 1997 as compared to the same periods in 1996 primarily due to the $250,000 insurance deductible on Clover Unit 2.

     Administrative and general and depreciation expense increased during the second quarter and the first half of 1997 as compared to the same periods in 1996 mainly due to Clover operations in 1997.

     Amortization of lease gains represents the recognition of the portion of the gains attributable to the second quarter and first half of 1997 on the two long-term lease transactions completed in 1996. The gains are being amortized ratably into income over the operating lease terms of 21.8 years and 23.4 years for Clover Units 1 and 2, respectively.

     The increase in taxes for the second quarter and first half of 1997 as compared to the same periods in 1996 is the result of property taxes on Clover and an increase in the estimate of gross receipts taxes for 1997.

     Other (Expense)/Income decreased due to the cross-border tax benefit lease income recognition in 1996.

     Investment income decreased during the second quarter and the first half of 1997 as compared to the same periods in 1996 due to lower investment balances.

     Interest on long-term debt decreased in 1997 due to the purchase, in April 1997, of $32.0 million of outstanding debt and due to the purchase, in 1996, of $83.1 million of outstanding debt combined with $18.4 million in debt service payments. The 1997 and 1996 debt purchases resulted in net interest savings of $42.7 million and $138.2 million, respectively, over the life of the debt.

     Allowance for borrowed funds used during construction decreased in the second quarter and first half of 1997 as compared to the same periods in 1996 due to completion of Clover Unit 2.

Liquidity and Capital Resources


     Operating Activities. Net cash provided by operating activities increased in the six month period ended June 30, 1997, as compared to the same period in 1996 primarily due to changes between periods in non-cash working capital accounts, mainly notes receivable, receivables and accounts payable.

     Financing Activities. In April 1997, Old Dominion purchased a total of $32.0 million of its 8.76% First Mortgage Bonds, Series 1992 A. The transaction resulted in a net loss of approximately $2.0 million, including the write-off of original issuance costs. The losses have been deferred and are being amortized over the life of the remaining bonds.

     Investing Activities. Net cash provided by investing activities increased primarily as a result of liquidating investments for the purchase of $32.0 million of outstanding debt.


  Other Matters

    On April 17, 1997, the turbine generator unit on Clover Unit 2 was damaged when necessary auxiliary power was not available after the unit tripped off-line. The damage, repairs for which are approximately $5.8 million (Old Dominion's share being $2.9 million), is covered by insurance. Old Dominion's share of the insurance deductible is $250,000. Repairs to the unit have been completed and the unit was back in operation on July 2, 1997. During the outage, replacement power was purchased from Virginia Power at supplemental rates.

     In 1996, Old Dominion entered into two long-term lease and leaseback transactions. The net benefit to Old Dominion of these transactions was approximately $63.0 million. After the transactions closed, the staff of the Virginia State Corporation Commission ("SCC") assessed a 2.1% gross receipts tax on the approximately $635.0 million base value of the leaseback transactions. Old Dominion paid the $13.3 million gross receipts tax assessment under protest on June 1, 1997. A hearing with the SCC has been set for September 9, 1997, for review of the assessment of gross receipts taxes.

    In 1995, Old Dominion and 10 of its 12 member distribution systems established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly-owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. CSC and the other participants in Seacoast Power LLC also formed Power Ventures LLC. Through loans of approximately $17.5 million to Seacoast, Old Dominion and CSC funded approximately one-half the cost to construct and operate the generating assets necessary to fulfill the power sales contract with INECEL.

    Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover approximately $16.3 million in amounts owed under the power sales contract, plus damages and fees. Management of Seacoast plans to pursue this matter; however, a trial date has not been set.

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

    On February 27, 1997, Southside Electric Cooperative ("Southside"), one of two member distribution systems that did not participate in forming CSC, raised a question as to whether the loss, with respect to Old Dominion's interest in Seacoast, should be borne totally by Old Dominion, thus resulting in a greater financial burden on Southside. Southside asserts that their share of the loss should be limited to the amount of Old Dominion's 30% participation in CSC, which may be less than their proportionate share as an Old Dominion member. Management believes that this issue will be favorably resolved.



Subsequent Event

     On July 29, 1997, Old Dominion and Virginia Power signed an Amended and Restated Interconnection & Operating Agreement ("I&O Agreement"). The I&O Agreement will become effective on the later of January 1, 1998, or the date on which the Federal Energy Regulatory Commission accepts the agreement for filing and permits the agreement to become effective, and extends through 2005. The I&O Agreement covers the supply of supplemental, peaking and reserve power plus a new power transmission relationship that takes into account a national policy of opening power lines to competing wholesale power suppliers. It also allows the two companies to make the transition to a competitive electric power market over a five-year period. Old Dominion estimates that this new wholesale power contract with Virginia Power could save its members millions of dollars over current rates.

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


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           27.Financial Data Schedule

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OLD DOMINION ELECTRIC COOPERATIVE
                                                 Registrant




Date:     August 13, 1997                        /s/ Daniel M. Walker
                                        ----------------------------------------
                                                     Daniel M. Walker
                                        Vice President of Accounting and Finance
                                                  (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit                                                             Page
Number                              Description of Exhibit         Number

    27.   Financial Data Schedule                                     17