Form 10-Q
period 1997-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 1997-11-14
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -----------

                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX


                                                                           Page
                                                                          Number



PART I.  Financial Information


Item 1. Financial Statements

           Consolidated Balance Sheets - September 30, 1997 (Unaudited)
             and December 31, 1996                                           3

           Consolidated Statements of Revenues, Expenses and
             Patronage Capital (Unaudited) - Three and Nine Months Ended
             September 30, 1997 and 1996                                     5

           Consolidated Statements of Cash Flows (Unaudited) - Nine
             Months Ended June 30, 1997 and 1996                             6

           Notes to Consolidated Financial Statements                        7



Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      9


PART II. Other Information


Item 1.  Legal Proceedings                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

Signature                                                                   16


Exhibit Index                                                               17

                        OLD DOMINION ELECTRIC COOPERATIVE
                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        September 30,    December 31,
                                                                            1997             1996
                                                                        -------------    ------------
                                                                         (unaudited)           (*)
ASSETS:
Electric Plant:
  In service                                                               $ 883,042       $ 882,879
  Less accumulated depreciation                                             (108,956)        (91,525)
                                                                        -------------    ------------
                                                                             774,086         791,354
  Nuclear fuel, at amortized cost                                              3,953           8,311
  Plant acquisition adjustment, at amortized cost                             23,238          24,790
  Construction work in progress                                               15,877          11,106
                                                                        -------------    ------------
     Net Utility Plant                                                       817,154         835,561
                                                                        -------------    ------------
Decommissioning Fund                                                          43,267          39,298
Other Investments and Funds, Available for Sale                                5,138          35,112
Restricted Investments and Funds                                             114,098         109,019
Current Assets:
  Cash and cash equivalents                                                  106,754          46,217
  Note receivable, net of allowance of $1.6 million
      in 1997 and 1996                                                             -           6,992
  Receivables, net of allowance of $4.4 million and
      $5.1 million in 1997 and 1996                                           34,223          36,084
  Fuel stock                                                                   3,223           3,052
  Materials and supplies, at average cost                                      5,398           5,186
  Prepayments                                                                  1,234           1,187
                                                                        -------------    ------------
     Total Current Assets                                                    150,832          98,718
                                                                        -------------    ------------
Deferred Charges                                                              29,756          27,412
Other Assets                                                                   7,435          11,226
                                                                        -------------    ------------
     Total Assets                                                        $ 1,167,680     $ 1,156,346
                                                                        =============    ============


   The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1996, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      September 30,   December 31,
                                                                           1997            1996
                                                                       -------------   ------------
                                                                        (unaudited)         (*)
CAPITALIZATION AND LIABILITIES:
Capitalization:
  Patronage capital                                                     $   193,095     $   184,753
  Long-term debt                                                            634,117         664,490
                                                                       -------------   -------------
     Total Capitalization                                                   827,212         849,243
                                                                       -------------   -------------
Current Liabilities:
  Long-term debt due within one year                                         18,228          17,928
  Accounts payable                                                           39,985          26,409
  Accounts payable - Member deposits                                         32,130          19,308
  Construction contract payable                                                   -          15,283
  Deferred energy                                                             3,513           1,771
  Accrued interest                                                           16,559           4,445
  Accrued taxes                                                               2,434             497
  Other                                                                       3,496           4,342
                                                                       -------------   -------------
     Total Current Liabilities                                              116,345          89,983
                                                                       -------------   -------------
Decommissioning Reserve                                                      43,267          39,298
Deferred Credits                                                             62,801          64,868
Obligations under Long-Term Leases                                          117,308         112,202
Other Liabilities                                                               747             752
Commitments and Contingencies
                                                                       -------------   -------------
     Total Capitalization and Liabilities                               $ 1,167,680     $ 1,156,346
                                                                       =============   =============


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

                        OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)
                                 (in thousands)

                                          Three Months Ended      Nine Months Ended
                                            September 30,            September 30,
                                        ----------------------   -----------------------
                                          1997        1996          1997         1996
                                        ---------   ----------   ----------    ---------
Operating Revenues:
  Sales to members                      $  93,620    $  98,591    $ 262,311    $ 279,548
  Sales to non-members                         80           40          382          247
                                        ---------    ---------    ---------    ---------
                                           93,700       98,631      262,693      279,795
                                        ---------    ---------    ---------    ---------

Operating Expenses:
  Operation-
    Fuel                                   10,956        9,221       29,321       27,821
    Purchased power                        47,791       44,202      127,094      147,807
    Other                                   5,650        6,124       16,662       14,990
                                        ---------    ---------    ---------    ---------
                                           64,397       59,547      173,077      190,618
  Maintenance                               1,534        2,975        5,821        6,865
  Administrative and general                3,987        3,738       12,113       10,813
  Depreciation and amortization             6,763        5,263       20,319       16,350
  Amortization of lease gains                (689)        (549)      (2,067)        (907)
  Decommissioning cost                        171          171          511          511
  Taxes other than income taxes             1,829        1,460        5,424        4,452
                                        ---------    ---------    ---------    ---------
       Total Operating Expenses            77,992       72,605      215,198      228,702
                                        ---------    ---------    ---------    ---------
Operating Margin                           15,708       26,026       47,495       51,093
                                        ---------    ---------    ---------    ---------

Other (Expense)/Income, net                  (109)      (9,974)        (143)      (4,286)
                                        ---------    ---------    ---------    ---------

Investment Income:
  Interest                                    661        1,166        2,308        3,919
  Other                                         6          739          102        1,284
                                        ---------    ---------    ---------    ---------
       Total Investment Income                667        1,905        2,410        5,203
                                        ---------    ---------    ---------    ---------

Interest Charges:
  Interest on long-term debt, net          13,559       14,974       41,542       46,265
  Other                                        82          134          167          321
  Allowance for borrowed funds
   used during construction                  (103)        (174)        (289)      (3,894)
                                        ---------    ---------    ---------    ---------
       Net Interest Charges                13,538       14,934       41,420       42,692
                                        ---------    ---------    ---------    ---------
Net Margin                                  2,728        3,023        8,342        9,318
Patronage Capital-beginning of period     190,367      178,808      184,753      172,513
                                        ---------    ---------    ---------    ---------
Patronage Capital-end of period         $ 193,095    $ 181,831    $ 193,095    $ 181,831
                                        =========    =========    =========    =========


   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                   1997         1996
                                                                 ----------   ---------
                                                                     (in thousands)
Cash Provided By Operating Activities:
  Net margin                                                     $   8,342    $   9,318
  Adjustments to reconcile net margin to net cash
   provided by operating activities:
    Depreciation                                                    18,696       14,705
    Amortization                                                     8,531        8,238
    Decommissioning cost                                               511          511
    Provision for losses on notes and accounts receivable             --         11,010
    Amortization of lease obligations                                6,163        2,618
    Gain from lease transactions                                    (2,067)      (6,672)
    Change in Current Assets and Liabilities:
        Change in current assets                                     8,423        1,383
        Change in current liabilities                               41,345      (10,341)
    (Increase) decrease in deferred charges                         (3,186)         529
    Decrease (increase) in other assets                              3,653       (2,506)
    Increase in deferred credits                                      --         62,977
    (Decrease) increase in other liabilities                            (5)         549
                                                                 ---------    ---------
       Net Cash Provided By Operating Activities                    90,406       92,319
                                                                 ---------    ---------

Cash (Used For) Provided By Financing Activities:
  Additions to long-term debt                                         --         23,884
  Obligations under long-term lease                                   --        107,566
  Reductions of long-term debt                                     (31,713)     (83,411)
                                                                 ---------    ---------
       Net Cash (Used For) Provided By Financing Activities        (31,713)      48,039
                                                                 ---------    ---------

Cash Provided By (Used For) Investing Activities:
  Additions to electric plant                                      (21,506)     (26,099)
  Decommissioning fund deposits                                       (511)        (511)
  (Additions to) reduction of other investments and funds, net      29,974     (105,188)
   Additions to restricted investments and funds, net               (6,136)        --
  Retirement work in progress                                           23            7
                                                                 ---------    ---------
       Net Cash Provided By (Used For) Investing Activities          1,844     (131,791)
                                                                 ---------    ---------
           Net Increase in Cash and Cash Equivalents                60,537        8,567
  Beginning of Period Cash and Cash Equivalents                     46,217       63,670
                                                                 ---------    ---------
  End of Period Cash and Cash Equivalents                        $ 106,754    $  72,237
                                                                 =========    =========


   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. In the opinion of the management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of September 30, 1997, its consolidated results of operations for the three and nine months ended September 30, 1997 and 1996, and its consolidated cash flows for the nine months ended September 30, 1997 and 1996. The consolidated results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

2. On April 17, 1997, the turbine generator unit on Clover Power Station's ("Clover") Unit 2 was damaged when necessary auxiliary power was not available after the unit tripped off-line. The damage, repairs for which were approximately $5.8 million (Old Dominion's share being $2.9 million), was covered by insurance. Old Dominion's share of the insurance deductible was $250,000. Repairs to the unit have been completed and the unit was back in operation on July 2, 1997. During the outage, replacement power was purchased from Virginia Power at supplemental rates.

3. In 1996, Old Dominion entered into two long-term lease and leaseback transactions. The net benefit to Old Dominion of these transactions was approximately $63.0 million. After the transactions closed, the staff of the Virginia State Corporation Commission ("SCC") assessed a 2.1% gross receipts tax on the approximately $635.0 million base value of the leaseback transactions. Old Dominion paid the $13.3 million gross receipts tax assessment under protest on June 1, 1997. A hearing with the SCC was held on September 9, 1997, to review the assessment of gross receipts taxes and a judgment was subsequently rendered in favor of Old Dominion. The $13.3 million was returned to Old Dominion on September 30, 1997.

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

5. On February 27, 1997, Southside Electric Cooperative ("Southside"), one of two Member distribution systems that did not participate in forming CSC, raised a question as to whether the loss, with respect to Old Dominion's interest in Seacoast, should be borne totally by Old Dominion, thus resulting in a greater financial burden on Southside. Southside asserts that their share of the loss should be limited to a prorata share of Old Dominion's 30% common equity participation in CSC, which may be less than their proportionate share as an Old Dominion member.

     On October 16, 1997, the Board of Directors of Southside passed a resolution outlining various issues of concern with Old Dominion.
     Management believes these issues will be resolved without a material impact on Old Dominion's financial position.

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

     The following table illustrates increases (decreases) in operating revenues by component:

                                           Three Months       Nine Months
                                              Ended              Ended
                                           September 30,     September 30,
                                           1997 vs 1996      1997 vs 1996
                                           ------------      -------------
                                                     (in thousands)
Sales to Members:
  Power sales volume                          $ 12,683         $    874
  Blended rates                                   (731)          (1,803)
  Fuel adjustment revenues                      (2,159)          (5,432)
  Margin stabilization plan adjustment         (14,764)         (10,876)
Sales to Non-members                                40              135
                                              --------         --------
                                              $ (4,931)        $(17,102)
                                              ========         ========

     During the three months ended September 30, 1997, sales volume increased $12.7 million as compared to the same period in 1996 due to a 13.4% increase in demand sales and an 11.1% increase in energy sales. The increases were the result of hotter than normal temperatures in August and September of 1997 combined with cooler than normal temperatures in the third quarter of 1996. The increase in sales volume was off-set by a $14.8 million change in the margin stabilization plan adjustment. This change is primarily the result of the increase in the sales volume and the partial write-off in 1996 of Old Dominion's interest in Seacoast, Inc. Old Dominion's demand and energy sales for the three months ended September 30, 1997, were 4,204,280 kW and 2,043,371 MWh, respectively. Demand and energy sales for the three months ended September 30, 1996, were 3,668,042 kW and 1,840,155 MWh, respectively.

     Operating revenues for the nine months ended September 30, 1997, increased as compared to the same period in 1996 due to a $10.9 million change in the margin stabilization plan adjustment. Additionally, there was a $5.4 million decrease in fuel adjustment revenues. Demand and energy sales for the nine months ended September 30, 1997, were 11,420,930 kW and 5,680,258 MWh, respectively. Demand and energy sales for the nine months ended September 30, 1996, were 11,421,737 kW and 5,630,571 MWh, respectively.

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

     Old Dominion also holds a 50% undivided interest in the Clover Power Station ("Clover"), which became fully operational when Unit 2 began commercial operation in March 1996.

     When either North Anna or Clover is off-line, Old Dominion must purchase replacement power that can be more costly. Any change in the amount of Old Dominion's energy output from North Anna or Clover displaces or is replaced by higher cost supplemental energy purchases from Virginia Electric and Power Company ("Virginia Power"). As a result, Old Dominion's operating expenses, and therefore its rates to the Members, are significantly impacted by the operations of North Anna and Clover.

     North Anna and Clover capacity factors for the three and nine month periods ended September 30, 1997 and 1996, were as follows:



                                    North Anna                                       Clover
                     ---------------------------------------        --------------------------------------
                            Three                 Nine                     Three                 Nine
                        Months Ended           Months Ended             Months Ended         Months Ended
                        September 30,          September 30,            September 30,        September 30
                       --------------         --------------           --------------        -------------
                       1997      1996         1997      1996           1997     1996         1997     1996
                       --------------         --------------           --------------        -------------
     Unit 1           100.0%     98.3%        88.3%    84.8%           55.4%    41.8%        67.2%    56.5%
     Unit 2            99.6      72.9        100.2     91.5            81.7     76.7         55.8     75.2
     Combined          99.8      85.6         94.3     88.2            68.6     59.3         61.5     65.9


     During the nine month period ended September 30, 1997, North Anna Unit 1 was off-line 30 days for scheduled maintenance and refueling. Unit 2 was not off-line during the first nine months of 1997. During the nine month period ended September 30, 1996, North Anna Unit 1 was off-line 30 days for scheduled maintenance and refueling and 2 days for unscheduled maintenance. Unit 2 was off-line 23 days for scheduled refueling.

     During the nine month period ended September 30, 1997, Clover Unit 1 was off-line 47 days for repairs to the chimney's liner, three days for other minor unscheduled maintenance and five days for scheduled maintenance. Also during the nine months ended September 30, 1997, Clover Unit 2 was off-line 11 days for a scheduled warranty inspection, 11 days for unscheduled maintenance and 75 days for repairs resulting from the damage incurred on April 17, 1997, when the unit tripped off-line. During the nine month period ended September 30, 1996, Clover Unit 1 was off-line 59 days for replacement of the burners and repairs to the chimney's liner, 10 days for a scheduled warranty inspection and six days for unscheduled maintenance. Unit 2 was off-line 10 days for scheduled maintenance.

     Old Dominion's energy supply for the three and nine month periods ended September 30, 1997 and 1996, was as follows:


                                             Three Months Ended                        Nine Months Ended
                                                September 30,                             September 30,
                                     -----------------------------------     ------------------------------------
                                          1997                1996                 1997                1996
                                     --------------     ----------------      ---------------     ---------------
                                       (MWh)               (MWh)               (MWh)               (MWh)
     North Anna                       457,738  21.5%       392,314  20.7%     1,282,063  21.8%    1,204,154  20.8%
     Clover                           667,508  31.3        516,941  27.3      1,756,830  29.9     1,532,169  26.5
     Purchased Power:
        Virginia Power                525,681  24.6        530,497  28.0      1,493,879  25.4     1,693,391  29.2
        Delmarva Power                157,443   7.4        143,365   7.6        403,227   6.8       417,859   7.2
        PSE&G Contract                276,585  13.0        267,317  14.1        804,755  13.7       819,299  14.1
        Other                          47,156   2.2         43,257   2.3        142,565   2.4       128,893   2.2
                                  ----------- -------  ------------------    ----------------- -------------------
          Total Available Energy    2,132,111 100.0%     1,893,691 100.0%     5,883,319 100.0%    5,795,765 100.0%


     Fuel costs increased during the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996 due to increased production at North Anna and Clover.

     Purchased power costs increased during the third quarter of 1997 as compared to the third quarter of 1996 due to increased demand and energy sales. Purchased power costs decreased during the first nine months of 1997 as compared to the corresponding period in 1996 as a result of increased generation and a reduction in demand costs due to the renegotiation of purchased power contracts.

     Other operating costs decreased in the third quarter of 1997 as compared to the same period in 1996 due to a $.9 million write-off of North Anna pollution control capitalized interest in 1996. Other operating costs, excluding the $.9 million write-off, increased due to an increase in production and the reclassification of certain costs from maintenance to production expense in 1997. Other operating costs increased during the first nine months of 1997 as compared to the same period in 1996 primarily due to an increase in production and transmission costs. The increase in costs resulted from the increase in production and the reclassification of costs.

     Maintenance  expense  decreased  during  the third  quarter  and first nine
months  of  1997  as  compared   to  the  same   periods  in  1996  due  to  the
reclassification of costs from maintenance to production expense in 1997.

     Administrative and general expenses increased during the three and nine months ended September 30, 1997, due primarily to additional expenses for purchased power contract negotiations. Also, expenses for the nine months ended September 30, 1997, increased due to a change in estimate of the Federal Energy Regulatory Commission's ("FERC") annual fee.

     Depreciation and amortization expense increased during the third quarter and first nine months of 1997 as compared to the same periods in 1996 due to continued recording of depreciation expense on replaced steam generators at North Anna, which were not fully depreciated when replaced in 1996, and an increase in Clover depreciation because of a change in the estimated life of the Clover Unit 1 ash site landfill. Additionally, for the nine months ended September 30, 1997, both Clover Units 1 and 2 were in operation, whereas, in the first nine months of 1996, Clover Unit 2 was in operation for only six months.

     Taxes for the three and nine month periods ended September 30, 1997, increased as compared to the same periods in 1996 primarily due to property taxes on Clover. Additionally, for the nine months ended September 30, 1997, there was an increase in gross receipts taxes resulting from increased revenues and decreased power purchases.

     Other (expense)/income, net, decreased during the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996 primarily due to the recording of a reserve against the loan to Seacoast, Inc. in 1996. The decrease was off-set by an additional billing to Virginia Power of approximately $1.5 million for direct overhead costs related to the Clover Project for the period 1990 through 1995. For the nine months ended September 30, 1996, other expense was off-set by the recognition of a gain on the cross border lease transaction, which was completed in 1995.

     Investment income decreased during the third quarter and first nine months of 1997 as compared to 1996 due primarily to lower investment balances.

     Interest on long-term debt decreased in 1997 due to the purchase, in April 1997, of $32.0 million of outstanding debt and the purchase, in 1996, of $83.1 million of outstanding debt combined with $18.4 million in debt service payments. The 1997 and 1996 debt purchases resulted in net interest savings of $42.7 million and $138.2 million, respectively, over the life of the debt.

     Allowance for borrowed funds used during construction decreased in the third quarter and first nine months of 1997 as compared to 1996 because interest capitalization on the Clover construction project ceased as the units began commercial operation.

Liquidity and Capital Resources


     Operating Activities. Net cash provided by operating activities increased for the nine month period ended September 30, 1997, as compared to the same period in 1996, primarily due to increased depreciation resulting from the commercialization of Clover and changes between periods in non-cash working capital accounts, mainly accounts payable and accrued interest on long-term debt.

     Financing Activities. In April 1997, Old Dominion purchased a total of $32.0 million of its 8.76% First Mortgage Bonds, Series 1992 A. The transaction resulted in a net loss of approximately $2.0 million, including the write-off of original issuance costs. The losses have been deferred and are being amortized over the life of the remaining bonds.

     Investing Activities. Net cash provided by investing activities increased primarily as a result of liquidating investments for the purchase of $32.0 million of outstanding debt. The increase was off-set by $21.5 million of electric plant additions.


Competition

     Pursuant to statutes in Virginia and Delaware and an order of the public service commission in Maryland, each of the Members operating in those states has been granted an exclusive service territory. See "THE MEMBERS--Territorial Integrity" in Old Dominion's Annual Report on Form 10-K for the year ended December 31, 1996. As discussed in the 1996 Form 10-K, the electric utility industry is becoming increasingly competitive. In fact, the electric industry is undergoing fundamental changes as it moves toward deregulation. Individual states currently have the authority to determine whether to implement retail competition, in the form of retail wheeling or otherwise, within their state. Several states are in the process of considering retail competition. Congress is currently evaluating proposed federal legislation that will mandate retail wheeling in every state. Respective state legislatures and commissions in the three state member territory are currently evaluating electric utility restructuring, which could result in legislative action in the three states in 1998.

     One foreseeable result of the trend toward deregulation and retail competition, is that the market price for electricity will drop. A lower price for electricity will cause many utilities with fixed investments to face a situation where the utility may not be able to charge rates sufficient to recover all of its costs. This situation is what is referred to in the utility industry as "stranded costs." In anticipation of deregulation and retail competition, Old Dominion's management is currently determining the range of stranded costs based on a variety of strategies aimed at addressing competition.

     Old Dominion, like all rate regulated utilities, is required to account for its activities pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). To reduce the rate impact on customers of certain activities, most utilities, under SFAS 71, have capitalized certain costs, and amortized such costs, to rates over a set period of time. Stranded costs are an example of such capitalized costs.

     The respective state legislatures, and perhaps federal legislation, will determine whether, and to what extent, stranded costs can be recovered through retail rates. Although neither Virginia, Maryland nor Delaware has passed legislation specifically addressing stranded costs, Old Dominion has no reason to believe that it will not be able to recover those costs.

     On October 14, 1997, Old Dominion's Board of Directors approved a resolution to adopt a strategic plan to mitigate the effects of the transition to a competitive electric market. Management is currently evaluating various alternatives as Old Dominion begins the transition to competition. The resolution calls for rates to remain at levels above cost, through the year 2002, with all revenues in excess of cost utilized to mitigate stranded costs. The resolution does not anticipate a rate increase. The Board stated that they will review and may change the target and timing for collection of stranded costs depending on the legislative outlook, regulatory environment and the then current expectation for market prices.

     Old Dominion and its Members believe that the changes in the industry, along with the growing diversity of needs of the Members, make it beneficial to study the feasibility of altering certain aspects of the relationship between Old Dominion and its Members, so as to allow for the possibility that the Members could satisfy some or all of their additional future electric power needs from sources other than Old Dominion. The Members are currently discussing these matters with Old Dominion and have stated their commitment to Old Dominion to work together to address these issues.

    On October 16, 1997, the Board of Directors of Southside Electric Cooperative ("Southside") passed a resolution outlining various issues of concern with Old Dominion. Management believes these issues will be resolved over time as part of the overall changes referred to in the immediately preceding paragraph and without a material impact on Old Dominion's financial position.


Other Matters

     On July 29, 1997, Old Dominion and Virginia Power signed an Amended and Restated Interconnection & Operating Agreement ("I&O Agreement"). The I&O Agreement will become effective on the later of January 1, 1998, or the date on which the Federal Energy Regulatory Commission accepts the agreement for filing and permits the agreement to become effective, and extends through 2005. The I&O Agreement covers the supply of supplemental, peaking and reserve power plus a new power transmission relationship that takes into account a national policy of opening power lines to competing wholesale power suppliers. It also allows the two companies to make the transition to a competitive electric power market over a five-year period. Old Dominion estimates that this new wholesale power contract with Virginia Power could generate significant savings for its Members over current rates.

    On April 17, 1997, the turbine generator unit on Clover Unit 2 was damaged when necessary auxiliary power was not available after the unit tripped off-line. The damage, repairs for which were approximately $5.8 million (Old Dominion's share being $2.9 million), was covered by insurance. Old Dominion's share of the insurance deductible was $250,000. Repairs to the unit have been completed and the unit was back in operation on July 2, 1997. During the outage, replacement power was purchased from Virginia Power at supplemental rates.

     In 1996, Old Dominion entered into two long-term lease and leaseback transactions. The net benefit to Old Dominion of these transactions was approximately $63.0 million. After the transactions closed, the staff of the Virginia State Corporation Commission ("SCC") assessed a 2.1% gross receipts tax on the approximately $635.0 million base value of the leaseback transactions. Old Dominion paid the $13.3 million gross receipts tax assessment under protest on June 1, 1997. A hearing with the SCC was held on September 9, 1997, to review the assessment of gross receipts taxes and a judgment was rendered in favor of Old Dominion. The $13.3 million was returned to Old Dominion on September 30, 1997.

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

    On February 27, 1997, Southside Electric Cooperative ("Southside"), one of two Member distribution systems that did not participate in forming CSC, raised a question as to whether the loss, with respect to Old Dominion's interest in Seacoast, should be borne totally by Old Dominion, thus resulting in a greater financial burden on Southside. Southside asserts that their share of the loss should be limited to a prorata share of Old Dominion's 30% common equity participation in CSC, which may be less than their proportionate share as an Old Dominion member.

                        OLD DOMINION ELECTRIC COOPERATIVE

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.

               Other than certain legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on the results of operations or financial condition of Old Dominion, there is no other litigation pending or threatened against Old Dominion. See "Management's Discussion and
           Analysis of Financial Condition and Results of Operations--Other Matters" for a discussion of certain disputes relating to Old Dominion's interest in Seacoast.


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           27. Financial Data Schedule

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OLD DOMINION ELECTRIC COOPERATIVE
                                              Registrant




Date:     November 14, 1997                     /s/ Daniel M.Walker
                                      ---------------------------------------
                                                   Daniel M. Walker
                                      Vice President of Accounting and Finance
                                                (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit                                                        Page
Number              Description of Exhibit                    Number
-------             ----------------------                    ------
    27.             Financial Data Schedule                     17