Form 10-K
period 1997-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 1998-03-31
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  -----------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)
           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for the past 90 days.   Yes        No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. NONE

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                       OLD DOMINION ELECTRIC COOPERATIVE

                        1997 ANNUAL REPORT ON FORM 10-K


Item                                                                                                       Page
Number                                                                                                    Number
------                                                                                                    -------

                                                       PART I


    1.   Business....................................................................................         1

    2.   Properties..................................................................................        11

    3.   Legal Proceedings...........................................................................        11

    4.   Submission of Matters to a Vote of Security Holders.........................................        11

                                    PART II

    5.   Market for Registrant's Common Equity and Related Stockholder Matters.......................        12

    6.   Selected Financial Data.....................................................................        12

    7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......        14

    7A.  Quantitative and Qualitative Disclosures About Market Risk..................................        23

    8.   Financial Statements and Supplementary Data.................................................        24

    9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........        46

                                    PART III

    10.  Directors and Executive Officers of the Registrant..........................................        46

    11.  Executive Compensation......................................................................        50

    12.  Security Ownership of Certain Beneficial Owners and Management..............................        52

    13.  Certain Relationships and Related Transactions..............................................        52

                                    PART IV

    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................        53

         Signatures..................................................................................        60

         Exhibit Index...............................................................................        63









                                     PART I

Item 1.  Business

                       OLD DOMINION ELECTRIC COOPERATIVE

                                    GENERAL

     Old Dominion Electric Cooperative ("Old Dominion"), which was incorporated under the laws of the Commonwealth of Virginia in 1948, is a not-for-profit wholesale power supply cooperative engaged in the business of providing wholesale electric service to its 12 member distribution cooperatives (the
"Members"). The Members, in turn, are engaged in the retail sale of power to their consumers located in 70 counties throughout Virginia, Delaware, Maryland, and parts of West Virginia. As of December 31, 1997, Old Dominion and its
Members served more than 400,000 retail electric  consumers  (meters) within Old
Dominion's and the Members' service territory, representing a total population of approximately 1.0 million people. Old Dominion's principal executive offices are located in the Innsbrook Corporate Center, at 4201 Dominion Boulevard, Glen
Allen, Virginia 23060 (telephone 804-747-0592).

     Old Dominion is owned entirely by the Members,  which are the purchasers of the power sold by Old Dominion.  The Members, in turn, are local  consumer-owned distribution  cooperatives  providing  electric  service on a retail basis.  The membership of each distribution cooperative consists of residential, commercial, and industrial  consumers  within an exclusive  certificated  service  territory
granted  by  the  respective  state's  public  utility   commission.   See  "The
Members--Territorial Integrity." The Members purchase substantially all of their power from Old Dominion pursuant to long-term wholesale power contracts with Old
Dominion (the "Wholesale Power Contracts"). See "Wholesale Power Contracts." Old
Dominion  has no legal  interest in, or  obligation  with respect to, any of the assets, liabilities, equity, revenues or margins of such Members, other than its rights under such contracts to receive payment for power supplied.

     The service territory of Old Dominion and its Members includes primarily suburban, rural, and recreational areas. The service territory does not have any significant concentration of power purchases by any single employer or industry, and predominantly reflects a residential load both in terms of power sales and number of consumers.

     Old Dominion was organized for the purpose of securing adequate sources of power for the Members at the lowest possible cost. Prior to December 1983, Old
Dominion acted solely as a central negotiating agent for power purchased by the Members. In December 1983, Old Dominion purchased from Virginia Electric and
Power Company ("Virginia Power") an 11.6% undivided ownership interest in the North Anna Power Station ("North Anna"), a two-unit 1,790 megawatt ("MW") (net capacity rating) nuclear power facility located in Louisa County, Virginia, approximately 60 miles northwest of Richmond, Virginia. With the North Anna purchase, Old Dominion became an operating utility. See "System Assets--Power
Supply--North Anna."

     Old  Dominion  also holds a 50%  undivided  interest  in the  Clover  Power
Station ("Clover"),  a two-unit 882 MW (net capacity rating) coal-fired electric generating facility near Clover, Virginia,  approximately 100 miles southwest of
Richmond,  Virginia.  Clover Units 1 and 2 began commercial operation on October
7,  1995,  and  March  28,  1996,   respectively.   See  "System   Assets--Power
Supply--Clover."

     Old Dominion also  purchases  power under  agreements  with  Virginia
Power,  Delmarva  Power & Light Company ("Delmarva Power"), Public Service
Electric & Gas Company ("PSE&G"),  American Electric  Power-Virginia  ("American
Electric Power"), and Allegheny Power System ("Allegheny Power").  See "System
Assets--Purchased Power."




     As a not-for-profit electric cooperative, Old Dominion is currently exempt from federal income taxation under Section 501(c)(12) of the Internal Revenue
Code of 1986, as amended.

     Old Dominion is not a party to any  collective  bargaining  agreement.  Old
Dominion had 58 employees as of March 1, 1998, and believes that its relations with its employees are good.


Wholesale Power Contracts

     Old Dominion has entered into a long-term Wholesale Power Contract with each of its Members. Each such contract provides that Old Dominion shall sell and deliver to the Member, and the Member shall purchase and receive from Old
Dominion, all power that the Member requires for the operation of the Member's system to the extent that Old Dominion has the power and facilities available.
The obligations of certain Members are subject to their right to purchase power allocated to them from the Southeastern Power Administration ("SEPA"). See "The
Members--Contracts  with SEPA." Each Wholesale Power Contract provides that if a
Member is required by law to purchase electric power from cogeneration facilities or other qualifying facilities ("QFs"), Old Dominion may, at its option, purchase such power from the Member at a rate not to exceed Old
Dominion's avoided cost. See "The Members--Power Purchases under PURPA."

     Revenues  from  the  following  Members  equaled  or  exceeded  10%  of Old
Dominion's total revenues in 1997:


                                                                                               Percentage of
                                                                                              Old Dominion's
Members                                                                           Revenues    Total Revenues
-------                                                                           --------    --------------
                                                                                (in millions)
Northern Virginia Electric Cooperative.......................................       $94.5         26.4%
Rappahannock Electric Cooperative............................................        77.1         21.5
Delaware Electric Cooperative................................................        37.2         10.4


     For  a  discussion  of  concerns  raised  by  Northern   Virginia  Electric
Cooperative and Rappahannock Electric Cooperative regarding the all-requirements nature of the Wholesale Power Contracts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters."


                                   REGULATION

General

     Old Dominion is subject to regulation by the Federal Energy Regulatory Commission ("FERC"). Certain of Old Dominion's operations are also subject to regulation by the Virginia Department of Environmental Quality ("DEQ"), the
Department of Energy ("DOE"), the Nuclear Regulatory Commission ("NRC"), and other federal, state, and local authorities. Compliance with future laws or regulations may increase Old Dominion's operating and capital costs by requiring, among other things, changes in the design and operation of its generation facilities.

     The rates and charges made, demanded, or received by Old Dominion for the transmission and wholesale sale of power in interstate commerce, are regulated by FERC. Old Dominion's rates and charges for power furnished to its Members are established by Old Dominion pursuant to a comprehensive rate formula filed with FERC. The formula provides for periodic adjustments of rates to recover actual costs without further application to FERC. FERC may also review Old Dominion's rates upon its own initiative or upon complaints and may order a reduction of any rates determined to be unjust, unreasonable, or otherwise unlawful and may order a refund for amounts collected during such proceedings in excess of the just, reasonable, and lawful rates.

     In addition to its jurisdiction over rates, FERC regulates the issuance of securities and assumption of liabilities by Old Dominion, as well as the acquisition of securities of other utilities and the disposition of property other than generating facilities. Under FERC regulations, Old Dominion is also prohibited from selling, leasing, or otherwise disposing of the whole of its facilities (other than generating facilities), or any part of such facilities having a value in excess of $50,000, without FERC approval. Mergers, consolidations, and the acquisition of the securities of any other public utility by Old Dominion are also subject to FERC approval.

     Since Old Dominion is regulated by FERC, the Virginia State Corporation Commission ("VSCC") does not have jurisdiction over Old Dominion's rates and services. The VSCC does, however, have oversight over the siting of Old Dominion's utility facilities.

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


Environmental

     Old Dominion is currently subject to regulation by the Environmental Protection Agency and other federal, state, and local authorities with respect to the emission, discharge, or release of certain materials into the environment. As with all electric utilities, the operation of Old Dominion's generating units could be affected by any environmental regulations promulgated in the future. Capital expenditures and increased operating costs required to comply with any such future regulations could be significant. Expenditures necessary to ensure compliance with environmental standards or deadlines will continue to be reflected in Old Dominion's capital and operating costs.

     Old Dominion is subject to certain requirements of the Clean Air Act ("CAA"). The CAA requires utilities owning fossil fuel fired power stations to, among other things, limit emissions of sulfur dioxide or obtain allowances for such emissions, or both, and limit emissions of nitrogen oxides. Clover is designed and licensed to operate at full capacity below the permitted sulfur dioxide emissions levels and utilizes equipment which operates at a level which is at or below the limitations for nitrogen oxide emissions.

     Old Dominion is also subject to permit limitations for surface water discharges and for the operation of a combustion waste landfill. Permits required by the Clean Water Act, the Resource Conservation and Recovery Act, and state laws have been issued. These permits are subject to reissuance and continued review.

     In connection with Clover, Old Dominion's direct capital expenditures for environmental control facilities, excluding capitalized interest, were approximately $.1 million in 1997. Direct capital expenditures for environmental control facilities at North Anna, excluding capitalized interest, were approximately $.4 million in 1997. Based on information provided by Virginia Power, Old Dominion's portion of direct capital expenditures for environmental control facilities planned for Clover and North Anna in the next five years is estimated to be approximately $6.2 million and $.1 million, respectively. These expenditures are included in Old Dominion's estimated capital expenditures for the years 1998 through 2002. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     The scientific community, regulatory agencies, and the electric utility industry are examining the issues of global warming and acidic deposition, and the possible health effects of electric and magnetic fields. While no definitive scientific conclusions have been reached regarding these issues, it is possible that new regulations pertaining to these matters could further increase the capital and operating costs of electric utilities.

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


Nuclear

     North Anna is subject to regulation by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension, or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health, or safety so requires. From time to time, new NRC regulations require changes in the design, operation, and maintenance of existing nuclear reactors. Virginia Power has advised Old Dominion that it intends to work with industry groups on license renewal programs, and apply for renewal of the current 40-year licenses for Units 1 and 2, which expire in 2018 and 2020, respectively. See Notes 1 and 12 to the Consolidated Financial Statements for a discussion of other laws and regulations affecting Old Dominion as a result of its ownership interest in North Anna.

     Under the Nuclear Waste Policy Act ("NWPA"), the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by North Anna;
however, it is uncertain when these services will begin. Virginia Power estimates that an interim spent nuclear fuel storage facility will be required at North Anna in 1998 and submitted a license application to the NRC in May 1995 for such a facility at North Anna. Virginia Power anticipates that this application will be approved in mid-1998. The VSCC began an investigation of certain spent fuel storage and disposal issues on July 18, 1995. The VSCC directed its staff to file a report setting forth its findings, recommendations, and proposed policy statements regarding spent nuclear fuel disposal. On February 27, 1996, the VSCC staff issued its report suggesting a definitive policy be delayed until (1) a ruling is forthcoming on pending litigation which seeks to impose on the federal government the obligation to begin acceptance of spent nuclear fuel no later than January 31, 1998, (2) the outcome of proposed legislation, which would amend the NWPA to require the development of a centralized interim storage facility, has been determined, and (3) a vision of the electric utility industry restructuring efforts has been more fully conceptualized.

     On January 31, 1997, Virginia Power joined 35 other electric utilities in filing a petition in the United States Court of Appeals for the District of Columbia, seeking to enforce the obligations of the DOE to begin accepting the utilities' spent nuclear fuel for disposal by January 31, 1998, the date imposed by the NWPA. Additional utilities have joined since the original filing. On November 14, 1997, the Court issued an Order finding that the DOE's obligation to begin accepting spent nuclear fuel by the deadline is unconditional, and that the DOE may not excuse its delay on the grounds that it has not prepared a permanent repository or interim storage facility. The Court found that the DOE's spent fuel disposal contracts with the utilities offer a potentially adequate remedy for the DOE's failure to meet its obligation. A petition for rehearing was filed by the DOE on December 29, 1997.


                                  COMPETITION

     The electric utility industry is becoming increasingly competitive as a result of deregulation, competing energy suppliers, new technology, and other factors. The Energy Policy Act of 1992 amended the Federal Power Act and the Public Utilities Holding Company Act to allow for increased competition among wholesale electricity suppliers and increased access to transmission services by such suppliers. A number of other significant factors have affected the operations of electric utilities, including the availability and cost of fuel for the generation of electric energy; the use of alternative fuel sources for space and water heating and household appliances; fluctuating rates of load growth; compliance with environmental and other governmental regulations; licensing and other delays affecting the construction, operation, and cost of new and existing facilities; and the effects of conservation, energy management, and other governmental regulations on the use of electric energy. All these factors present an increasing challenge to companies in the electric utility industry, including Old Dominion and its Members, to reduce costs, increase efficiency and innovation, and improve management of resources.

     In an effort to achieve an orderly transition of the industry to a competitive wholesale power market, FERC issued its final rules (Orders 888 and
889) providing for comparable transmission service for all users of the transmission system. Such rules, which were issued on April 24, 1996, are intended to promote wholesale competition through open access, non-discriminatory transmission service and will become the catalyst for moving the industry into a competitive marketplace. On March 4, 1997, FERC issued Orders 888-A and 889-A reaffirming its basic determinations and clarifying certain terms in Orders 888 and 889. On November 25, 1997, FERC issued Orders 888-B and 889-B which basically deny all requests for a rehearing regarding Orders 888-A and 889-A.

     The 1998 Session of the Virginia General Assembly passed a resolution continuing its study of the effects on the Commonwealth of electric utility industry restructuring. In addition, legislation was passed which sets a minimum framework for the shape of restructuring. Such minimum framework includes: (1) efforts to establish one or more regional power exchanges and independent system operators by January 1, 2001; (2) a transition to retail competition and deregulation of generation, transmission, and electric sales over a two-year period beginning January 1, 2002; and (3) recovery of just and reasonable net stranded costs. Old Dominion anticipates that the subcommittee established under the resolution will propose comprehensive restructuring to begin in 2002 and be completed by 2004.

     On December 3, 1997, the Maryland Public Service Commission (the "Maryland Commission") issued Order No. 73834 to commence a three-year phase-in of retail competition beginning April 1999. The order identified many issues that must be resolved in order to accomplish a comprehensive and orderly restructuring of the retail electric industry in Maryland. As a result, over 20 roundtable committees were created to resolve issues related to the implementation of customer choice. However, in December 1997, the Maryland Commission delayed the implementation date by 15 months.

     On July 7, 1997, the Delaware General Assembly passed a resolution directing the Delaware Public Service Commission (the "Delaware Commission") to provide a report on restructuring the electric utility industry. After initiating a docket to seek input, the Delaware Commission developed its report, which it sent to the General Assembly on January 27, 1998. The report calls for a 12-month period, after the legislation is passed, to deregulate the industry, unbundle retail rates, set stranded cost recovery, and develop the guidelines for competition and consumer education. Unlike all other states that have passed restructuring legislation, there is no stated transition period for retail customers. At the end of the 12-month period, all customers would be able to choose a power supplier from competing generation suppliers. If legislation were to pass by the end of the 1998 General Assembly session, competition would commence before June 1, 1999. While the report considered and rejected mandatory divestiture of generation by distribution utilities, it recommends that the Delaware Commission be empowered to conduct a competitive bidding process to determine the default supplier. This would occur only after such time as the Delaware Commission has determined that the generation market is sufficiently competitive. The default supplier provides service to those who cannot secure lower priced electricity from the market or fail to make a decision to switch suppliers from the existing electric utility. Delaware Electric Cooperative, one of Old Dominion's 12 member distribution cooperatives, initially will be required to serve as default supplier in its service territory through the transition period and will continue to perform its regulated distribution function during and after the transition to retail competition.

                        CONSERVATION AND LOAD MANAGEMENT

Energy Services

     Old Dominion seeks to encourage and promote, through its Members and their consumers, effective load reduction and energy efficiency programs. Load management programs, combined with interruptible customers, provide Old Dominion the peak load reduction capability of approximately 200 MW. Other programs encourage the construction of efficient and affordable housing and the purchase of energy efficient heating, ventilation, and air conditioning equipment. Member cooperatives also support energy efficiency efforts by providing energy audits and educational materials.


Seasonal Variations

     Old Dominion's system is geographically divided into two separate and distinctive power supply area systems --the mainland Virginia area system and the Delmarva peninsula system. The two systems have similar customer usage characteristics and distribution of sales by consumer classification. Historically, the mainland Virginia area system's peak electric demand is in the winter months, while the Delmarva peninsula system's peak electric demand is in the summer months. While there is little variance between its summer and winter peak electric demands, Old Dominion, representing both areas, typically has experienced a slightly higher peak demand for power in the winter months. This peak is due to the winter heating load, which reflects the large residential component of Old Dominion's total load. The mainland Virginia area represented 80.3% of Old Dominion's 1997 peak demand.


                                  THE MEMBERS

Territorial Integrity

     The service territory of Old Dominion's Members ranges from the suburban Washington D.C. area in northern Virginia to the Atlantic shore of Delaware, the Appalachian Mountains, and the North Carolina border. Pursuant to statutes in Virginia and Delaware and an order of the Maryland Commission, each of the Members operating in those states has been granted an exclusive service territory, certificated by its respective state commission. Generally, a Member's certificated service territory cannot be changed, nor can customers in such territories change electric suppliers, unless the applicable state commission determines that the service provided by the certificated Member is inadequate. For a discussion of recent legislative and regulatory actions, which may eliminate these certificated service territories, see "Competition."

     Subject to statutory limitations, a municipality operating an electric system can expand into a Member's service territory by annexing a portion thereof. The small number of municipally-owned electric systems in close proximity to the Members' service territories and the statutory limitations on annexation limit the threat to Old Dominion's Members. Moreover, Old Dominion's Members would be entitled to compensation in the event any of their territory was annexed. Virginia currently has a statutory moratorium on non-consensual annexation by a city, which is scheduled to expire on July 1, 2000.


Contracts with SEPA

     In addition to power purchased from Old Dominion under their Wholesale Power Contracts, certain Members receive a power allocation from SEPA. The total SEPA allocation to such Members is 76 MW plus associated energy, representing approximately 5.6% of total Member peak demand and approximately 2.5% of total Member energy requirements in 1997. Such Members' contracts with SEPA were renewed in 1996. Each Member that purchases power from SEPA receives its allotment directly from SEPA and pays SEPA directly for such power.

Power Purchases under PURPA

     In addition to purchases from Old Dominion and SEPA, the Members are also required to purchase power from QFs under PURPA. Purchases of power generated by QFs constituted .1% of Old Dominion's energy requirements in 1997. In accordance with FERC regulations, purchases from QFs must be made at avoided costs. Although the Members are required to purchase power from QFs, such power is currently being resold to Old Dominion at a rate not to exceed Old Dominion's avoided costs. The costs are blended into Old Dominion's overall rates charged to all Members. Under the Wholesale Power Contracts, Old Dominion may, at its option, but is not obligated to, purchase this power. No determination has been made as to whether the current arrangement will apply to power that Members may be required to purchase from QFs in the future.


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


                                 SYSTEM ASSETS

Power Supply

     North Anna. Old Dominion has an 11.6% undivided ownership interest in North Anna, including nuclear fuel and common facilities at the power station, and a portion of spare parts inventory and other support facilities. This undivided ownership interest was acquired in 1983, more than five years after the commencement of commercial operation of Unit 1 (June 1978) and more than three years after the commencement of commercial operation of Unit 2 (December 1980). Old Dominion is responsible for 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power's administrative and general expenses directly attributable to North Anna, and must provide its own financing for these items. In addition, Old Dominion separately provides for its portion of the decommissioning costs of North Anna; see Note 1 to the Consolidated Financial Statements.

     Like other nuclear plants, North Anna is subject to unanticipated or extended outages for repairs, replacements, or modifications of equipment or to comply with regulatory requirements. Such outages may involve significant expenditures not previously budgeted, including replacement energy costs. Stress corrosion cracking has occurred in steam generators of a certain design, including those on North Anna Units 1 and 2. Accordingly, the steam generators on Unit 1 were replaced in 1993 and the steam generators on Unit 2 were replaced in 1995. During the year ended December 31, 1997, Unit 2 incurred a one day unscheduled maintenance outage. There were no unscheduled maintenance outages on Unit 1.

     During 1997, North Anna provided approximately 22.0% of the energy requirements of Old Dominion. For statistics regarding North Anna's performance for the three year period ended December 31, 1997, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses."

     Clover. Units 1 and 2 of Clover, a joint project between Old Dominion and Virginia Power in which each owns a 50% undivided interest, began commercial operations on October 7, 1995, and March 28, 1996, respectively. Old Dominion has entered into a sale and lease-back of its undivided interest in certain pollution control assets at Clover and separate leases and lease-backs of its undivided interest in each unit and related common facilities, including the pollution control assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Old Dominion is responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power's administrative and general expenses for Clover, and must provide its own financing for these items.

     During 1997, Clover provided approximately 30.2% of the energy requirements of Old Dominion. For statistics regarding Clover's performance for the year ended December 31, 1997, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses."


Purchased Power

     In 1997, Old Dominion purchased approximately 47.8% of its total energy requirements pursuant to agreements with five suppliers: Virginia Power, PSE&G, Delmarva Power, American Electric Power, and Allegheny Power. These purchases are system purchases that do not depend on the performance of any single unit in a seller's system. Generally, under these arrangements, Old Dominion's purchases expand and contract to fill the incremental requirements of the Members over that provided by Old Dominion's owned generation, thereby minimizing any risk of excess generating resources.

     Virginia Power. Under the terms of the Interconnection and Operating Agreement with Virginia Power ("I&O Agreement"), Old Dominion agreed to purchase from Virginia Power reserve power for North Anna and its entire monthly requirements for supplemental power to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. Old Dominion's obligations to purchase supplemental power may be reduced by any amount with nine years notice or through the construction of jointly owned facilities or by 4% each year if notice is given three months prior to year-end. Amendment No. 1 to the I&O Agreement (the "Amendment") allows Old Dominion to accumulate its 4% per year reduction for the life of the I&O Agreement. Under the terms of the Amendment, for the first four years Old Dominion will purchase the 4% per year reduction from Virginia Power. The Amendment has an effective date coincident with commercial operation of Clover Unit 2 and expires in eight years.

     On July 29, 1997, Old Dominion and Virginia Power signed an amended and restated I&O Agreement. Under the terms of the amended I&O Agreement with Virginia Power, Old Dominion will continue, through 2001, to purchase from
Virginia  Power,  at  declining   rates,   all  its  monthly   requirements  for
supplemental demand to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. Old Dominion will purchase its reserve capacity requirements for North Anna and Clover from Virginia Power for the term of the amended I&O Agreement, which expires on the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date upon which Old Dominion's interest in North Anna is reduced to zero. Old Dominion also has the right to displace up to two-thirds of its supplemental energy requirements in 1998 and all its energy requirements in 1999. By 2002, purchases from Virginia Power are to be at market prices. The amended I&O Agreement extends through 2005 unless either party exercises specific notice provisions in the agreement prior to that time. If such notice provisions are exercised, purchases may be reduced as early as 2002.

     Additionally, under the terms of the amended I&O Agreement, services to Old Dominion have been unbundled and terms for the provision of transmission and ancillary services have been removed. These services will be provided pursuant to Virginia Power's open access transmission tariff. Specific terms are provided in a Service Agreement for Network Integration Transmission Service and a Network Operating Agreement between Virginia Power and Old Dominion, both of which also were executed on July 29, 1997.

     The amended I&O Agreement and related transmission service agreements were submitted to FERC on October 31, 1997. On December 22, 1997, FERC issued a deficiency letter calling for additional cost support information and requiring modification to move certain transmission terms over to the transmission agreements. Old Dominion and Virginia Power made the required changes and Virginia Power submitted the additional information and changes to FERC on January 1, 1998. The amended I&O Agreement and related transmission agreements were approved by FERC on March 11, 1998, retroactively effective to January 1, 1998.

     Virginia Power supplied approximately 25.4% of Old Dominion's total energy requirements in 1997.

     PSE&G. Old Dominion has an agreement with PSE&G (the "PSE&G Agreement") to purchase 150 MW of capacity, consisting of 75 MW intermediate and/or peaking capacity and 75 MW base load capacity, and associated energy, through 2005. The PSE&G Agreement contains fixed capacity charges for the base, intermediate, and peaking capacity to be provided under the agreement. However, either party can (within certain limits) apply to FERC to recover changes in certain costs of providing services. In the event of a change in rate, the party adversely affected may terminate the PSE&G Agreement, with one-year notice. Old Dominion may purchase the energy associated with the PSE&G capacity from PSE&G or other power suppliers. If purchased from PSE&G, the energy cost is based on PSE&G's incremental cost above its native load, taking into account the Pennsylvania-New Jersey-Maryland Interconnection economy energy transactions. If purchased from other power suppliers, Old Dominion would pay the negotiated energy rate. Old Dominion is presently purchasing the energy requirements from the short-term markets.

     In October 1997, Old Dominion filed with FERC a section 206 complaint against PSE&G. Old Dominion believes its contract with PSE&G should be modified to conform with the Pennsylvania-New Jersey-Maryland Interconnection restructuring.

     Approximately 13.8% of Old Dominion's total energy requirements in 1997 was supplied under the PSE&G Agreement.

     Delmarva Power. Old Dominion has a partial requirements agreement with Delmarva Power which obligates Delmarva Power to provide the balance of Old Dominion's power requirements for A&N Electric Cooperative, Choptank Electric Cooperative, and Delaware Electric Cooperative in excess of 150 MW purchased from PSE&G or, within certain limits, any other capacity secured by Old Dominion with proper notice to Delmarva Power. For the first five years of the agreement, charges for service are based on a rate formula. The agreement continues through 2004 with automatic extensions for one-year periods unless either party gives five years notice, or Old Dominion exercises it option to reduce its load by up to 30% with two years notice or more than 30% with five years notice.

     In August 1996, Old Dominion exercised its option under the partial requirements agreement with Delmarva Power to reduce its power purchases by 30% beginning in 1998. The notice was given based on a review of the wholesale power bids that Old Dominion received in response to its request for proposals for power purchase contracts. A joint venture contract with Conectiv and Pennsylvania Power & Light to cover power purchases beginning September 1998 and extending through December 2001 has been approved by FERC. In addition to its notice to reduce power purchases by 30%, Old Dominion has given Delmarva Power the required five years notice to terminate all purchases under the partial requirements agreement by 2001.

     Delmarva Power supplied approximately 6.3% of Old Dominion's total energy requirements in 1997.

     American Electric Power. Old Dominion purchases power from American Electric Power pursuant to two agreements, which each expire in 2001. Combined, the agreements allow for purchases of up to 100 MW a year. A third agreement, which became effective April 1, 1996, provides for purchases of an additional eight MW. Charges for power are assessed according to American Electric Power's wholesale rate tariff filed with FERC.

     American Electric Power supplied approximately 1.4% of Old Dominion's total energy requirements in 1997.

     Allegheny Power. Old Dominion entered into a five year fixed price contract with Allegheny Power beginning January 1997. Transmission service is supplied under Allegheny Power's open access transmission tariff.

      Allegheny Power supplied approximately 0.9% of Old Dominion's total energy requirements in 1997.


Transmission

     Virginia Power System. Under the operating agreements for both North Anna and Clover, Virginia Power has agreed to make available to Old Dominion its transmission and distribution systems, as needed, to transmit Old Dominion's power from North Anna and Clover, as well as power purchased from other suppliers, to the Members' delivery points. Under the amended and restated I&O Agreement, all transmission services will be supplied under Virginia Power's open access transmission tariff. Terms for transmission and related services are described in the Service Agreement for Network Integration Transmission Service and the Network Operating Agreement between Old Dominion and Virginia Power.

     In December 1996, FERC approved Virginia Power's rate schedule, entitled Clover Transmission Interconnection Facilities Charges. The rate schedule sets forth the terms and conditions under which Old Dominion will compensate Virginia Power for 50% of the cost of the transmission facilities required to interconnect Clover to the Virginia Power electric system. Those facilities include two new 230 kV transmission lines, a new 500 kV transmission line between Clover and the Carson substation, and related facilities.

     Delmarva Power System. The power purchase contract with Delmarva Power provides that Delmarva Power will transmit power to delivery points in the service territories of A&N Electric Cooperative, Choptank Electric Cooperative, and Delaware Electric Cooperative. Delmarva Power and Old Dominion currently have a tariff and a settlement agreement filed with FERC concerning power transmission. The power delivered under the contract with PSE&G is transmitted by Delmarva Power under the terms of a transmission service agreement dated October 31, 1994.

     Other Transmission Systems. Allegheny Power, in its power sales contract with Old Dominion, has agreed to transmit power pursuant to Allegheny Power's open-access transmission tariff. In addition, the power purchase contracts between American Electric Power and Old Dominion require American Electric Power to transmit power to three delivery points in the service territory of Southside Electric Cooperative.


Fuel Supply

     Nuclear Fuel. Under the Purchase, Construction and Ownership Agreement, the I&O Agreement, and the Nuclear Fuel Agreement between Old Dominion and Virginia Power, each dated as of December 28, 1982, amended and restated October 17, 1983, Virginia Power has the authority and responsibility to procure nuclear fuel for North Anna. Virginia Power employs both spot purchases and long-term contracts to satisfy nuclear fuel requirements. The nuclear fuel supply and related services are expected to be adequate to satisfy current and future nuclear generation requirements. Virginia Power reports that current agreements, inventories, and market conditions will support current and planned fuel cycles throughout the remainder of the 1990s and into the early 2000s. Beyond that period additional fuel will be purchased as needed.

     Coal Supply. Under the Clover Operating Agreement between Old Dominion and Virginia Power, dated as of May 31, 1990, Virginia Power has the authority and responsibility to procure coal for Clover. As with nuclear fuel, Virginia Power employs both spot purchases and long-term contracts to support its needs for coal. Virginia Power anticipates that sufficient coal supplies at reasonable prices will be available for the remainder of the 1990s.



Item 2.  Properties

     Information with respect to Old Dominion's properties is set forth under the caption "System Assets" included in Item 1 and is incorporated herein by reference.



Item 3.  Legal Proceedings

     Other than certain legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on the results of operations or financial condition of Old Dominion, there is no other litigation pending or threatened against Old Dominion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters" for a discussion of certain disputes relating to Old Dominion's interest in Seacoast, Inc.


Item 4.  Submission of Matters to a Vote of Security Holders

                                                        None

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                                                   Not Applicable



Item 6.  Selected Financial Data

The following table presents selected historical information relating to the financial condition and results of operations of Old Dominion over the past five years:


                                                                         Year Ended December 31,
                                                          ------------------------------------------------------
                                                          1997        1996         1995        1994        1993
                                                          ----        ----         ----        ----        ----
                                                                     (in thousands, except ratios)
Statement of Operations Data:
Operating Revenues...................................     $358,505    $366,909    $357,322    $336,541   $332,827
                                                          --------    --------    --------     -------   --------
Operating Expenses:
  Operation:
    Purchased power..................................      163,726     182,854     234,295     233,916    238,532
    Fuel and other...................................       61,979      59,758      29,175      12,165     11,740
                                                           --------    --------    --------     -------   --------
                                                           225,705     242,612     263,470     246,081    250,272
  Maintenance........................................        7,981       9,045       5,907       6,523      8,386
  Administrative and general.........................       16,355      15,325      15,159      13,628     12,061
  Depreciation and amortization......................       31,488      26,724      11,989       8,868      8,937
  Amortization of lease gains........................       (2,756)     (1,596)          -           -          -
  Decommissioning cost...............................          681         681         681         681        681
  Taxes other than income taxes......................        6,715       6,338       4,106       3,943      3,562
                                                           --------    --------    --------     -------   --------
Total Operating Expenses.............................      286,169     299,129     301,312     279,724    283,899
                                                           --------    --------    --------     -------   --------
Operating Margin.....................................       72,336      67,780      56,010      56,817     48,928
                                                           --------    --------    --------     -------   --------
Other Income (Expense), net..........................          528      (4,848)          -           -          -
                                                           --------    --------    --------     -------   --------
Investment Income....................................        3,532       6,475       8,330       4,724      2,211
                                                           --------    --------    --------     -------   --------
Interest Charges:
  Interest on long-term debt, net....................       63,742      60,865      64,748      64,601     57,569
  Other..............................................          247         328         221         230        321
  Allowance for borrowed funds used
    during construction..............................         (392)     (4,026)    (34,657)    (40,984)   (35,967)
                                                           --------    --------    --------     -------   --------
  Net Interest Charges...............................       63,597      57,167      30,312      23,847     21,923
                                                           --------    --------    --------     -------   --------
Net Margin...........................................     $ 12,799   $  12,240   $  34,028    $ 37,694  $  29,216
                                                           ========    ========    ========     =======   ========
Margins for Interest Ratio(1)........................         1.20        1.20        1.53        1.59       1.51

-------------------

(1) Under the Indenture (as hereinafter defined), Old Dominion is required, subject to regulatory approval, to establish and collect rates which are reasonably expected to yield Margins for Interest ("MFI") for the 12-month period commencing with the effective date of such rates equal to at least
     1.20 times total interest charges during such 12-month period on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture (the "MFI Ratio"). The MFI Ratio is determined by dividing Old Dominion's MFI by its Interest Charges (as hereinafter defined) where: MFI is defined as the sum of (i) net margins for the period, plus (ii) Interest Charges and accruals for Federal and other taxes imposed on income, minus (iii) the amount, if any, by which certain non-operating margins otherwise includable in net margins exceed 60% of such net margins. Interest Charges are defined as the total interest charges (whether capitalized or expensed) of Old Dominion on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture, including amortization of debt discount and expense or premium. The MFI Ratio decreased from 1995 to 1996 primarily due to the discontinuance of the Equity Development Plan (as hereinafter defined) as of December 31, 1995.

<CAPTIION>

                                                                              December 31,
                                                       ---------------------------------------------------------
                                                       1997          1996         1995         1994        1993
                                                       ----          ----         ----         ----        -----
                                                                    (in thousands, except ratios)

Balance Sheet Data:
Electric Plant:
  In service, net....................................  $  798,383   $ 824,455  $  552,784  $  206,202 $  210,393
  Construction work in progress......................      12,701      11,106     269,554     551,042    438,283
                                                       ----------   ---------- ----------  ---------- ----------
  Net Electric Plant.................................     811,084      835,561    822,338     757,244    648,676
Other Assets.........................................     318,828      320,785    256,608     316,657    422,122
                                                       ----------   ---------- ----------  ---------- ----------
Total Assets.........................................  $1,129,912   $1,156,346 $1,078,946  $1,073,901 $1,070,798
                                                       ==========   ========== ==========  ========== ==========
Capitalization:
  Patronage capital (1)..............................  $  197,552   $  184,753 $  172,513  $  138,485 $  100,791
  Long-term debt.....................................     605,878      664,490    738,974     793,070    861,702
                                                       ----------   ---------- ----------  ---------- ----------
  Total capitalization...............................  $  803,430   $  849,243 $  911,487  $  931,555 $  962,493
                                                       ==========   ========== ==========  ========== ==========
Equity Ratio(2)......................................        24.6%        21.8%      18.9%       14.9%      10.5%
                                                             ====         ====       ====        ====       ====


-------------------
(1) Since its incorporation, Old Dominion has not distributed patronage capital to its Members; however, in December 1997, Old Dominion's Board of Directors approved the retirement of $3.1 million of patronage capital.
(2) Equity ratio equals patronage capital divided by total capitalization. The equity ratio increased from 1996 to 1997 due to the purchase of $32.0 million of debt, $16.9 of debt service payments, and the addition of $12.8 million of equity. The equity ratio increased from 1995 to 1996 due to the purchase of $83.1 million of debt, $18.4 million of debt service payments, and the addition of $12.2 million of equity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Old Dominion operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet financial coverage requirements. Revenues in excess of expenses in any year are designated as net margins in Old Dominion's Consolidated Statements of Revenues, Expenses and Patronage Capital. Retained net margins are designated in Old Dominion's Consolidated Statements of Revenues, Expenses and Patronage Capital and Consolidated Balance Sheets as patronage capital, which is assigned to each Member on the basis of patronage. Patronage capital currently constitutes all of Old Dominion's equity. Since its incorporation, Old Dominion has not distributed patronage capital to its Members. Any distributions are subject to the discretion of the Board of Directors of Old Dominion and to certain restrictions contained in the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion and Crestar Bank, as trustee, (as supplemented by five supplemental indentures thereto, hereinafter collectively referred to as the "Indenture"). In December 1997, Old Dominion's Board of Directors approved the retirement of approximately $3.1 million of patronage capital, which was disbursed in February 1998.

     Under a rate formula accepted for filing by the Federal Energy Regulatory Commission ("FERC") in 1992, the rates charged by Old Dominion are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Old Dominion's revenue requirements. The rate methodology uses traditional techniques to allocate costs to capacity and energy in establishing rates to the Members. The formula is intended to permit collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded on Old Dominion's books, plus an additional 20% of total interest charges, plus additional equity contributions as approved by Old Dominion's Board of Directors. It also provides for the periodic adjustment of rates to recover actual prudently incurred costs, whether they increase or decrease, without further application to and acceptance by FERC.

     In order to minimize power costs to Members and provide for uncertainties connected with the establishment of prospective rates, Old Dominion's Board of Directors established a plan (the "Margin Stabilization Plan") in 1984 which allows Old Dominion to review its actual cost of service and power sales as of year-end and adjust revenues from the Members to take into account actual results and financial coverage. Old Dominion's FERC rate formula allows Old Dominion to recover and refund amounts under the Margin Stabilization Plan. All adjustments, whether increases or decreases, are recorded in the year affected and allocated to Members based on power sales during that year. Such increases or decreases are collected from Members, or offset against amounts owed by the Members, in the succeeding year.

     Under the Indenture, Old Dominion is required, subject to regulatory approval, to establish and collect rates which are reasonably expected to yield Margins for Interest ("MFI") for the 12-month period commencing with the effective date of such rates equal to at least 1.20 times total interest charges during such 12-month period on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture (the "MFI Ratio"). The Indenture limits the amount of certain non-operating margins that may be taken into account in calculating MFI to 60% of net margins. Since 1984, Old Dominion's first full year as an operating utility, Old Dominion's non-operating margins have not equaled or exceeded 60% of net margins. The management of Old Dominion does not anticipate that such non-operating margins will equal or exceed 60% of net margins in the foreseeable future. The management of Old Dominion also believes that the rate formula described above and the rates and charges established under the Wholesale Power Contracts will enable Old Dominion to achieve such MFI.

     Old Dominion achieved an MFI Ratio of 1.20 in 1997, 1.20 in 1996, and 1.53 in 1995. The MFI Ratio decreased from 1995 to 1996 due to the discontinuance of the Equity Development Plan (as hereinafter defined) as of December 31, 1995.

     Under the Margin Stabilization Plan, Old Dominion reduced revenues and related receivables from Members for 1997, 1996, and 1995 power sales in the amount of $8.0 million, $3.5 million, and $3.5 million, respectively.


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

     Old Dominion's energy sales to its members, operating revenues, and average power cost for the past three years were as follows:


                                                                                  Total               Average
                                                                                 Operating             Power
             Year Ended December 31,                         Sales               Revenues              Cost
             -----------------------                         -----               ---------            -------
                                                             (MWh)             (in millions)          ($/MWh)

      1997.......................................           7,665,042              $358.1              $46.72
      1996.......................................           7,482,482               366.5               48.98
      1995.......................................           7,258,301               357.3               49.23


      The average power cost to Members is based on the blended cost of power from all Old Dominion resources. Old Dominion's average cost per MWh fluctuates inversely with the level of generation from the North Anna Power Station ("North Anna") and the Clover Power Station ("Clover"), as measured by their respective capacity factors. Accordingly, in years in which North Anna and Clover perform at a high capacity factor, Old Dominion's average cost per MWh decreases because the cost of energy generated from North Anna and Clover is less than replacement supplemental energy purchased under the Interconnection and Operating Agreement with Virginia Power ("I&O Agreement").

      Changes (increase/(decrease)) in operating revenues by component for the past three years were as follows:


                                                                              Year Ended December 31,
                                                                  --------------------------------------------
                                                                     1997              1996             1995
                                                                  ---------          --------         --------
                                                                                 (in thousands)
Sales to Members:
  Power sales volume......................................          $  4,957         $ 21,378         $25,897
  Blended rates...........................................            (1,694)          (1,982)         (2,898)
  Fuel adjustment revenues................................            (7,156)         (10,175)         (1,768)
  Margin Stabilization Plan adjustment....................            (4,500)             (15)           (463)
                                                                    --------         --------         -------
                                                                      (8,393)           9,206          20,768
Sales to Non-members......................................               (11)             381              13
                                                                    --------         --------         -------
                                                                    $ (8,404)        $  9,587         $20,781
                                                                    ========         ========         =======

     Operating revenues decreased from 1996 to 1997 primarily due to a $7.1 million decrease in fuel adjustment revenues caused by lower energy costs and a $4.5 million increase in the margin stabilization plan adjustment. Additionally, operating revenues decreased from 1996 to 1997 due to a 1% reduction in the demand rate as of April 1, 1997. The decrease in operating revenues was offset by a $5.0 million increase in sales volume, which resulted from a 2.4% increase in energy sales. There was no significant change in demand sales. Operating revenues increased from 1995 to 1996 primarily due to a 7.4% increase in demand sales and a 3.1% increase in energy sales. The increases in demand and energy sales were caused by an increase in Members' consumers combined with colder than normal temperatures in February, March, and April 1996, and extremely hot temperatures in May 1996. Heating and cooling degree days were as follows:



                                                                  1997          1996        Normal
                                                                  ----          ----        ------

                Cooling degree days.........................     1,323         1,468         1,632
                Percentage change compared to
                  prior year................................     (9.86)%        0.40%
                Heating degree days.........................     3,816         3,933         3,769
                Percentage change compared to
                  prior year................................     (2.98)%       (2.01)%



      The Board of Directors approved a 4.0% reduction in the demand rate to the members effective April 1, 1998. Based on projected purchased power costs and other operating expenses for 1998, Old Dominion plans no increase in the base energy rate for the 1998 rate year.

     Operating Expenses. Old Dominion has an 11.6% ownership interest in North Anna. While nuclear power plants, such as North Anna, generally have relatively high fixed costs, such facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear power plants, including Old Dominion, incur the embedded fixed costs of these nuclear facilities whether or not the units operate.

     Old Dominion also has a 50% undivided interest in Clover. Unit 1 began commercial operation on October 7, 1995, and Unit 2 began commercial operation on March 28, 1996.

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

      North Anna and Clover capacity factors for the past three years were as follows:


                                             North Anna                              Clover
                                    ----------------------------          ----------------------------

                                       Year Ended December 31,                Year Ended December 31,
                                    ----------------------------          ----------------------------
                                    1997        1996        1995            1997        1996      1995
                                    ----        ----        ----            ----        ----      ----

     Unit 1....................      91.5%       88.5%       99.8%            61.6%     57.1        -
     Unit 2....................      99.7        77.7        76.3             63.7      70.9        -
     Combined..................      95.6        83.1        88.0             62.7      64.0        -





      North Anna Unit 1 was off-line 32 days in 1997, 32 days in 1996, and 1 day in 1995. Unit 2 was off-line one day in 1997, 79 days in 1996, and 69 days in 1995. The 1997 Unit 1 outage was for scheduled maintenance and refueling. The 1997 Unit 2 outage was for unscheduled maintenance. During 1996, Unit 1 was off-line 29 days for scheduled maintenance and refueling and three days for unscheduled maintenance. Unit 2 was off-line 34 days in 1996 for scheduled refueling and 45 days for equipment failure caused by foreign material blocking the cooling flow.

      North Anna Units 1 and 2 are scheduled for refueling outages in 1998. These outages have no impact on Old Dominion's results of operations; however, outages are a factor in the determination of the rates charged to Members.

      In February 1997, it was determined that the chimney liners on both Clover Units 1 and 2 would be replaced by the Clover Consortium at no cost to the joint owners except in lost generation and minimal overhead costs. See Item 1. "Business--System Assets" in Old Dominion's 1995 Form 10-K for a discussion of the Clover Consortium. The chimney liner replacement on Unit 1 began September 1, 1997, and was completed November 10, 1997, 35 days ahead of schedule. The chimney liner replacement on Unit 2 began March 1, 1998 and is expected to be complete May 11, 1998.

      During the year ended December 31, 1997, Clover Unit 1 was off-line 72 days for repairs to the chimney's liner, 14 days for unscheduled maintenance and 5 days for scheduled maintenance. In 1997, Clover Unit 2 was off-line 75 days for repairs resulting from damage when necessary auxiliary power was not available after the unit tripped off-line, six days for unscheduled maintenance and 11 days for a scheduled warranty inspection.

      Old Dominion's energy supply for the past three years was as follows:



                                                                          Year Ended December 31,
                                                                   -----------------------------------------
                                                                    1997           1996              1995
                                                                   -------      -----------        ---------
                                                                                   (MWh)

North Anna.............................................            1,739,108       1,515,777       1,608,983
                                                                   ---------       ---------       ---------
Clover (1).............................................            2,394,471       2,246,920         318,504
                                                                   ---------       ---------       ---------
Purchased power:
     Virginia Power....................................            2,006,955       2,137,318       3,862,619
     PSE&G.............................................            1,095,120       1,066,678         954,690
     Delmarva Power....................................              500,573         528,368         605,691
     Other.............................................              181,612         173,806         118,518
                                                                   ---------       ---------       ---------
        Subtotal.......................................            3,784,260       3,906,170       5,541,518
                                                                   ---------       ---------       ---------
           Total Available Energy......................            7,917,839      7,668,867        7,469,005
                                                                   =========      =========        =========


-----------------------
(1) Clover Unit 1 began commercial operation on October 7, 1995; Unit 2 began commercial operation on March 28, 1996.

     Purchased power costs decreased in 1997 as compared to the same period in 1996 due to the operations of North Anna and Clover and due to milder weather in 1997. Purchased power costs decreased in 1996 as compared to 1995 primarily as a result of Clover operations, since Unit 1 was in service for the whole year and Unit 2 came on-line in March 1996.

      Fuel costs increased in 1996 and again in 1997 as a result of Clover operations. Additionally, in 1997, fuel costs increased because of increased production at North Anna.

     Maintenance expense decreased during 1997 as compared to 1996 due to the classification of costs in 1997 as production expense rather than as maintenance expense. Maintenance costs in 1996 were greater than in 1995 due to Clover operations in 1996.

     Administrative and general expenses increased in 1997 mainly due to an increase in legal and consulting fees. Expenses also increased due to a change in estimate of the annual FERC fee.

     Depreciation and amortization expense increased in 1997 due to accelerated amortization of regulatory assets, an increase in Clover depreciation caused by a change in the estimated life of the Clover ash site landfill, and the operation of both Clover units during the entire year of 1997. Clover Unit 2 was in operation for only nine months in 1996. Depreciation and amortization increased in 1996 as a result of the commencement of Clover Unit 1 operations.

     Amortization of lease gains represents the recognition of the portion of the gains attributable to 1997 and 1996 on the two long-term Clover lease transactions completed in 1996. The gains are being amortized ratably into income over the operating lease terms of 21.8 years and 23.4 years for Clover Units 1 and 2, respectively.

     Periodically, a site-specific study is performed to determine the decommissioning cost estimate for North Anna. Annual decommissioning costs were $.7 million in 1997 and 1996. Virginia Power's 1994 Decommissioning Cost Study for the North Anna Power Station supports the amount currently being accrued and recovered through rates.

     Taxes other than income taxes increased in 1996 and again in 1997 due to an increase in property taxes on Clover resulting from the completion of construction. Additionally, there was an increase in gross receipts taxes resulting from an increase in generation.

     The change in other income/(expense), net, in 1997 and 1996 is due to the reserve that was recorded against Old Dominion's loan to Seacoast, Inc. in 1996. The reserve expense was off-set by an additional billing to Virginia Power for direct overhead costs related to Clover for the period 1990 through 1995 and also by the recognition of a gain on a 1995 cross-border lease transaction.

     Investment income decreased in 1997 as compared to 1996 primarily due to lower investment balances. Investment income decreased in 1996 as compared to 1995 primarily due to lower interest rates and the decrease in the Equity Development Fund balance.

     Interest on long-term debt, net, increased in 1997 as compared to 1996 because the imputed interest on Old Dominion's First Mortgage Bonds, 1992 Series B, which had been deferred, was fully expensed in 1997. The increase was offset by a decrease in interest expense resulting from the purchase, in April 1997, of $32.0 million of outstanding debt combined with $16.9 million of debt service payments. Interest on long-term debt, net, decreased in 1996 as compared to 1995 due to the purchase of $83.1 million of debt and $18.4 million of debt service payments in 1996. The 1997 and 1996 debt purchases resulted in net interest savings of $42.9 million and $137.8 million, respectively, over the life of the debt.

     Allowance for borrowed funds used during construction decreased in 1997 and 1996 because interest capitalization on Clover ceased as the units began commercial operation.

      Equity Development Plan. In the years 1988 through 1995, Old Dominion charged rates to its Members based on the cost of purchased power that would have been incurred had Old Dominion not entered into a lower-cost, 300 MW, five-year power purchase contract with Allegheny Power System (1988 through 1992) and subsequently with Virginia Power (1993 through 1995). This rate treatment was designed and approved by Old Dominion's Board of Directors as an equity development plan (the "Equity Development Plan") to provide capital resources for Clover by allowing Members' rates to remain at the level that would have existed in the absence of the lower-cost power purchase contract. As a result of this rate treatment, net margins for 1995 were $19.0 million higher than they would have been absent the Equity Development Plan. Old Dominion discontinued the Equity Development Plan effective December 31, 1995.

      Equity Contribution. Old Dominion has increased equity through the collection of margins sufficient to meet a 1.20 MFI Ratio and through equity development programs as approved by the Board of Directors from time to time. In 1995, the Board of Directors of Old Dominion approved the retention of $2.0 million of additional margins in excess of the 1.20 MFI Ratio and the Equity Development Plan. There were no additional margins retained in 1997 or 1996.

Liquidity and Capital Resources

     Old Dominion's cash flows from operating activities are affected principally by the level of Old Dominion's net margins. The lower margins in 1997 and 1996 resulted from the discontinuance of the Equity Development Plan effective December 31, 1995, debt service payments, and a decrease in the margin requirement associated with the purchase of debt ($32.0 million in 1997 and $83.1 million in 1996). Cash flows from operating activities also were affected by the increase in amortization expense resulting from the write-off of certain regulatory assets. The higher level of net margins in 1995 resulted primarily from additional margins retained under the Equity Development Plan and the additional margin requirements associated with additional indebtedness principally related to Clover.

     In November 1997, Old Dominion refinanced $1.0 million of its First Mortgage Bonds, 1992 Series C due 1997. The refinanced bonds, 1997 Series A, are due in 2002 at an interest rate of 4.9%.

     During 1997, 1996, and 1995, Old Dominion purchased approximately $32.0 million, $83.1 million, and $36.5 million, respectively, of its First Mortgage Bonds, 1992 Series A and 1993 Series A. The transactions resulted in net losses of approximately $2.5 million in 1997, $2.2 million in 1996 and $4.9 million in 1995, including a write-off of original issuance costs. The net losses have been deferred and are being amortized over the life of the remaining bonds. Of the First Mortgage Bonds purchased in 1995, $6.5 million was retired in April 1995 and $30.0 million was retired in March 1996.

     In March 1996, after all its contingent obligations connected therewith were satisfied, Old Dominion recognized a gain of $5.8 million from a 1994 cross-border tax benefit lease transaction.

     Old Dominion's capital improvement requirements are projected based on long-range plans and supporting studies. The following projections are a product of Old Dominion's most recently updated plans, and are subject to continuing review and periodic revision. The table below summarizes Old Dominion's historical and projected capital improvements, including nuclear fuel, for 1995 through 2002 (in millions):


                                            Historical                                    Projected
                                     --------------------------          -----------------------------------------
                                       1995     1996       1997          1998     1999     2000     2001      2002
                                       ----     ----       ----          ----     ----     ----     -----   ------
Clover.............................   $70.6     $20.7    $  2.5         $  2.2   $  2.3    $ 2.1   $  2.6  $    .9
North Anna.........................    13.3      12.8       7.2           11.6      9.7      7.6     10.9      7.9
Other..............................      .5       1.2        .3             -        -        -       -         -
                                      -----     -----    ------         ------   ------    ------  ------    ------
   Total...........................   $84.4     $34.7    $ 10.0         $ 13.8   $ 12.0    $ 9.7   $ 13.5     $8.8
                                      =====     =====    ======         ======   ======    ======  ======    ======


     Old Dominion's share of the costs to construct Clover was approximately $633.6 million, including capitalized interest.

     Virginia Power replaced the steam generators at North Anna Unit 2 during the second quarter of 1995. Old Dominion's portion of the Unit 2 steam generator replacement cost, including capitalized interest, was approximately $13.8 million.

     Old Dominion expects to satisfy the approximately $57.8 million of capital expenditure requirements through 2002 with internally generated funds.

     Old Dominion has established unsecured short-term lines of credit to provide additional sources of financing. Old Dominion has a $30.0 million committed line of credit with NationsBank N.A., which expires on September 30, 1998, and is expected to be renewed. Additionally, Old Dominion has a $20.0 million committed line of credit with National Rural Utilities Cooperative Finance Corporation, a $20.0 million committed line of credit with CoBank, ACB, and a $15.0 million committed line of credit with First Union National Bank, all of which expire on December 31, 1998, and are expected to be renewed. Old Dominion also has arranged uncommitted short-term borrowing arrangements aggregating $40.0 million. Due to limitations contained in certain of these uncommitted facilities, no more than $85.0 million in total can be outstanding at any time under Old Dominion's committed and uncommitted short-term borrowing arrangements. At December 31, 1997 and 1996, Old Dominion had no short-term borrowings outstanding under any of these arrangements.

     Accounting   Standards.   Old  Dominion  had  determined  that  the  impact
of  recently  issued   accounting pronouncements is not material to its
consolidated results of operations and financial position.


Other Matters

     On July 29, 1997, Old Dominion and Virginia Power signed an amended and restated I&O Agreement. The I&O Agreement was filed with FERC and was approved on March 11, 1998, effective retroactive to January 1, 1998. The terms of the I&O Agreement extend through 2005, unless either party exercises specific notice provisions in the agreement prior to that time. If such notice provisions are exercised, purchases may be reduced as early as 2002. The I&O Agreement covers the supply of supplemental, peaking and reserve power plus a new power transmission relationship that takes into account a national policy of opening power lines to competing wholesale power suppliers. It also allows the two companies to make the transition to a competitive electric power market over a five-year period. Old Dominion estimates that this new wholesale power contract with Virginia Power could generate significant savings for its Members over current rates.

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

     In 1996, Old Dominion entered into two long-term lease and leaseback transactions involving Clover Units 1 and 2. The net benefit to Old Dominion from these transactions was approximately $63.0 million. After the transactions closed, the staff of the Virginia State Corporation Commission ("VSCC") assessed a 2.1% gross receipts tax on the approximately $635.0 million base value of the leaseback transactions. Old Dominion paid the $13.3 million gross receipts tax assessment under protest on June 1, 1997 and deferred the expense pending the outcome of a hearing with the VSCC. A hearing with the VSCC was held on September 9, 1997, to review the assessment of gross receipts taxes and a judgment was subsequently rendered in favor of Old Dominion. The $13.3 million was returned to Old Dominion on September 30, 1997 and was offset against the deferral.

    In 1995, Old Dominion and 10 of its 12 member distribution systems established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly-owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. CSC and the other participants in Seacoast Power LLC also formed Power Ventures LLC ("Power Ventures"). Through loans of approximately $17.5 million to Seacoast, Old Dominion and CSC funded approximately one-half the cost to construct and operate the generating assets necessary to fulfill the power sales contract with INECEL. Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover approximately $16.3 million in amounts owed under the power sales contract, plus damages and fees. Management of Seacoast plans to pursue this matter; however, a trial date has not been set. Old Dominion and Seacoast have sold their interest in this venture but have retained their interest in this lawsuit.

    On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. On January 29, 1998, the Texas Court of Appeals issued an order affirming the default judgment against Seacoast but reversing and remanding the award of damages as factually unsupported.

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

    On October 16, 1997, the Board of Directors of Southside passed a resolution outlining various issues of concern with Old Dominion. Management believes these issues will be resolved over time and without a material impact on Old Dominion's financial position.

    On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative"). Management is currently evaluating various alternatives as Old Dominion prepares for transition to competition. The Strategic Plan Initiative could result in an alternate treatment of Old Dominion's excess margins, which are currently returned to Members through the Margin Stabilization Plan.

    Northern Virginia Electric Cooperative ("NOVEC"), Rappahannock Electric Cooperative ("REC"), and Southside have voiced concerns about the level and timing of stranded cost recovery as contemplated by the Strategic Plan Initiative. Further, NOVEC and REC have expressed concerns about the Strategic Plan Initiative regarding: (1) the all-requirements nature of the Wholesale Power Contracts that they have with Old Dominion, and (2) whether Old Dominion has the right under the Wholesale Power Contracts to "over-collect" monies from its members for future debt retirement or for payment of future stranded costs. To address these concerns Old Dominion is working with representatives from NOVEC and REC.


Future Issues

Competition

     The electric utility industry is becoming increasingly competitive as a result of deregulation, competing energy suppliers, new technology, and other factors. The Energy Policy Act of 1992 amended the Federal Power Act and the Public Utilities Holding Company Act to allow for increased competition among wholesale electricity suppliers and increased access to transmission services by such suppliers. A number of other significant factors have affected the operations of electric utilities, including the availability and cost of fuel for the generation of electric energy; the use of alternative fuel sources for space and water heating and household appliances; fluctuating rates of load growth; compliance with environmental and other governmental regulations; licensing and other delays affecting the construction, operation, and cost of new and existing facilities; and the effects of conservation, energy management, and other governmental regulations on the use of electric energy. All these factors present an increasing challenge to companies in the electric utility industry, including Old Dominion and its Members, to reduce costs, increase efficiency and innovation, and improve management of resources.

     In an effort to achieve an orderly transition of the industry to a competitive wholesale power market, FERC issued its final rules (Orders 888 and
889) providing for comparable transmission service for all users of the transmission system. Such rules, which were issued on April 24, 1996, are intended to promote wholesale competition through open access, non-discriminatory transmission service and will become the catalyst for moving the industry into a competitive marketplace. On March 4, 1997, FERC issued Orders 888-A and 889-A reaffirming its basic determinations and clarifying certain terms in Orders 888 and 889. On November 25, 1997, FERC issued Orders 888-B and 889-B which basically deny all requests for a rehearing regarding Orders 888-A and 889-A.

     The 1998 Session of the Virginia General Assembly passed a resolution continuing its study of the effects on the Commonwealth of electric utility industry restructuring. In addition, legislation was passed which sets a minimum framework for the shape of restructuring. Such minimum framework includes: (1) efforts to establish one or more regional power exchanges and independent system operators by January 1, 2001; (2) a transition to retail competition and deregulation of generation, transmission, and electric sales over a two-year period beginning January 1, 2002; and (3) recovery of just and reasonable net stranded costs. Old Dominion anticipates that the subcommittee established under the resolution will propose comprehensive restructuring to begin in 2002 and be completed by 2004.

     On December 3, 1997, the Maryland Public Service Commission (the "Maryland Commission") issued Order No. 73834 to commence a three-year phase-in of retail competition beginning April 1999. The order identified many issues that must be resolved in order to accomplish a comprehensive and orderly restructuring of the retail electric industry in Maryland. As a result, over 20 roundtable committees were created to resolve issues related to the implementation of customer choice. However, in December 1997, the Maryland Commission delayed the implementation date by 15 months.

     On July 7, 1997, the Delaware General Assembly passed a resolution directing the Delaware Public Service Commission (the "Delaware Commission") to provide a report on restructuring the electric utility industry. After initiating a docket to seek input, the Delaware Commission developed its report, which it sent to the General Assembly on January 27, 1998. The report calls for a 12-month period, after the legislation is passed, to deregulate the industry, unbundle retail rates, set stranded cost recovery, and develop the guidelines for competition and consumer education. Unlike all other states that have passed restructuring legislation, there is no stated transition period for retail customers. At the end of the 12-month period, all customers would be able to choose a power supplier from competing generation suppliers. If legislation were to pass by the end of the 1998 General Assembly session, competition would commence before June 1, 1999. While the report considered and rejected mandatory divestiture of generation by distribution utilities, it recommends that the Delaware Commission be empowered to conduct a competitive bidding process to determine the default supplier. This would occur only after such time as the Delaware Commission has determined that the generation market is sufficiently competitive. The default supplier provides service to those who cannot secure lower priced electricity from the market or fail to make a decision to switch suppliers from the existing electric utility. Delaware Electric Cooperative, one of Old Dominion's 12 member distribution cooperatives, initially will be required to serve as default supplier in its service territory through the transition period and will continue to perform its regulated distribution function during and after the transition to retail competition.

Year 2000 Impact

      Old Dominion is assessing the impact of year 2000 compliance as it relates to its information systems and vendor supplied application software. Management anticipates that some computer systems may require modification or replacement. At this time, Old Dominion has not determined the cost of modifying or replacing its internal use software to become 2000 compliant. Management does not currently anticipate any significant or material impact on Old Dominion's financial position as a result of implications associated with this issue.

Utility Operations

      On September 10, 1997, the Nuclear Regulatory Commission ("NRC") published a proposed rule for financial assurance requirements related to nuclear decommissioning. If these proposed rules were to be implemented without further clarification or modification, Old Dominion could be required to either pre-fund or provide acceptable security for a portion of its nuclear decommissioning liability.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                                                  Not Applicable

Item 8.  Financial Statements and Supplementary Data


                       CONSOLIDATED FINANCIAL STATEMENTS
                                     INDEX


                                                                                                          Page
                                                                                                          Number
                                                                                                          ------
Report of Independent Accountants...................................................................         25
Consolidated Balance Sheets.........................................................................         26
Consolidated Statements of Revenues, Expenses and Patronage Capital.................................         27
Consolidated Statements of Cash Flows...............................................................         28
Notes to Consolidated Financial Statements..........................................................         29


                       REPORT OF INDEPENDENT ACCOUNTANTS




To The Board of Directors
Old Dominion Electric Cooperative

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative and its subsidiary (the "Cooperative") as of December 31, 1997 and 1996, and the related consolidated statements of revenues, expenses and patronage capital and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Electric Cooperative and its subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                   /s/ Coopers & Lybrand L.L.P.



Richmond, Virginia
February 26, 1998, except for the
   seventh and eighth paragraphs
   of Note 15, as to which
   the date is March 16, 1998



OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED BALANCE SHEETS
As of December 31, 1997 and 1996



(In thousands)                                                                                1997                1996
----------------------------------------------------------------------------------------------------------------------

ASSETS
-------------------------------------------------------------
Electric Plant:
  In service                                                                             $   885,670      $   882,879
  Less accumulated depreciation                                                             (116,409)         (91,525)
                                                                                         ------------     ------------
                                                                                             769,261          791,354
  Nuclear fuel, at amortized cost                                                              6,401            8,311
  Plant acquisition adjustment, at amortized cost                                             22,721           24,790
  Construction work in progress                                                               12,701           11,106
                                                                                         ------------     ------------
     Net Electric Plant                                                                      811,084          835,561
                                                                                         ------------     ------------
Decommissioning Fund                                                                          44,162           39,298
Other Investments and Funds                                                                   24,539           35,112
Restricted Investments and Funds                                                             116,080          109,019
Current Assets:
  Cash and cash equivalents                                                                   61,740           46,217
  Note receivable, net of allowance of $1.6 million in 1997
      and 1996                                                                                     -            6,992
  Receivables, net of allowance of $4.4 million in 1997
      and $5.1 million in 1996                                                                34,582           36,084
  Fuel stock                                                                                   4,254            3,052
  Materials and supplies, at average cost                                                      5,362            5,186
  Prepayments                                                                                  1,439            1,187
                                                                                         ------------     ------------
     Total Current Assets                                                                    107,377           98,718
                                                                                         ------------     ------------
Deferred Charges                                                                              14,058           27,412
Other Assets                                                                                  12,612           11,226
                                                                                         ------------     ------------
     Total Assets                                                                        $ 1,129,912      $ 1,156,346
                                                                                         ============     ============

CAPITALIZATION AND LIABILITIES
------------------------------------------------------------
Capitalization:
  Patronage capital                                                                      $   197,552      $   184,753
  Long-term debt                                                                             605,878          664,490
                                                                                         ------------     ------------
     Total Capitalization                                                                    803,430          849,243
                                                                                         ------------     ------------
Current Liabilities:
  Long-term debt due within one year                                                          30,116           17,928
  Accounts payable                                                                            31,732           26,553
  Accounts payable - Member deposits                                                          26,118           19,164
  Construction contract payable                                                                    -           15,283
  Deferred energy                                                                              3,960            1,771
  Accrued interest                                                                             4,111            4,445
  Accrued taxes                                                                                  263              497
  Other                                                                                        4,151            4,342
                                                                                         ------------     ------------
     Total Current Liabilities                                                               100,451           89,983
                                                                                         ------------     ------------
Decommissioning Reserve                                                                       44,162           39,298
Deferred Credits                                                                              61,782           64,868
Obligations Under Long-Term Leases                                                           119,343          112,202
Other Liabilities                                                                                744              752
Commitments and Contingencies (Notes 1, 2, 3,  11, 12 and 15)
                                                                                         ------------     ------------
     Total Capitalization and Liabilities                                                $ 1,129,912      $ 1,156,346
                                                                                         ============     ============



   The accompanying notes are an integral part of the consolidated financial statements.



OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED STATEMENTS OF REVENUES,
EXPENSES AND PATRONAGE CAPITAL
For The Years Ended December 31, 1997, 1996, and 1995

(In thousands)                                                          1997             1996            1995
--------------------------------------------------------------------------------------------------------------


Operating Revenues
  Sales to Members                                                    $ 358,122      $ 366,515      $ 357,309
  Sales to non-member                                                       383            394             13
                                                                      ----------     ----------     ----------
                                                                        358,505        366,909        357,322
                                                                      ----------     ----------     ----------
Operating Expenses:
  Operation:
    Fuel                                                                 39,982         39,085         11,755
    Purchased power                                                     163,726        182,854        234,295
    Other                                                                21,997         20,673         17,420
                                                                      ----------     ----------     ----------
                                                                        225,705        242,612        263,470
  Maintenance                                                             7,981          9,045          5,907
  Administrative and general                                             16,355         15,325         15,159
  Depreciation and amortization                                          31,488         26,724         11,989
  Amortization of lease gains                                            (2,756)        (1,596)             -
  Decommissioning cost                                                      681            681            681
  Taxes other than income taxes                                           6,715          6,338          4,106
                                                                      ----------     ----------     ----------
       Total Operating Expenses                                         286,169        299,129        301,312
                                                                      ----------     ----------     ----------
Operating Margin                                                         72,336         67,780         56,010
                                                                      ----------     ----------     ----------

Other Income (Expense), net                                                 528         (4,848)             -
                                                                      ----------     ----------     ----------

Investment Income:
  Interest                                                                3,449          5,082          8,018
  Other                                                                      83          1,393            312
                                                                      ----------     ----------     ----------
       Total Investment Income                                            3,532          6,475          8,330
                                                                      ----------     ----------     ----------

Interest Charges:
  Interest on long-term debt, net                                        63,742         60,865         64,748
  Other                                                                     247            328            221
  Allowance for borrowed funds used during construction                    (392)        (4,026)       (34,657)
                                                                      ----------     ----------     ----------
       Net Interest Charges                                              63,597         57,167         30,312
                                                                      ----------     ----------     ----------
Net Margin                                                               12,799         12,240         34,028
Patronage Capital-beginning of year                                     184,753        172,513        138,485
                                                                      ----------     ----------     ----------
Patronage Capital-end of year                                         $ 197,552      $ 184,753      $ 172,513
                                                                      ==========     ===========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 1997, 1996, and 1995

(In thousands)                                                         1997           1996           1995
------------------------------------------------------------------------------------------------------------
Cash Provided by Operating Activities:
  Net margin                                                        $  12,799      $  12,240      $  34,028
  Adjustments to reconcile net margin to net cash provided
        by operating activities:
    Depreciation                                                       26,415         24,534          9,812
    Amortization                                                       14,305          5,402          8,786
    Decommissioning cost                                                  681            681            681
    Amortization of lease obligations                                   8,197          4,636              -
    Reserve for interest in Seacoast                                        -         11,512              -
    Provision for contingent liability                                      -            630              -
    Gain from lease transactions                                       (2,756)        (7,361)             -
    Changes in Current Assets and Current Liabilities:
      Change in current assets                                           (128)        (6,113)        (1,423)
      Change in current liabilities                                    13,233        (15,970)        15,473
    Decrease in deferred charges                                        9,034            807            424
    Increase in other assets                                           (1,574)        (1,756)        (4,890)
    Increase in deferred credits                                            -         61,064              -
    (Decrease) Increase in other liabilities                               (8)         2,464           (556)
                                                                    ----------    -----------    -----------
       Net Cash Provided by Operating Activities                       80,198         92,770         62,335
                                                                    ----------    -----------    -----------
Cash (Used for) Provided by Financing Activities:
  Additions to long-term debt                                               -         23,884              -
  Obligations under long-term lease                                         -        107,566              -
  Borrowings under lines of credit                                          -         (8,700)         8,700
  Reductions of long-term debt                                        (48,616)      (100,642)       (54,381)
                                                                    ----------    -----------    -----------
       Net Cash (Used for) Provided by Financing Activities           (48,616)        22,108        (45,681)
                                                                    ----------    -----------    -----------
Cash Used for Investing Activities:
  Additions to electric plant                                         (24,786)       (47,049)       (87,970)
  Decommissioning fund deposits                                          (681)          (681)          (681)
  Reduction of other investments and funds, net                        10,573         23,697         87,699
  Additions to restricted investments and funds                        (8,117)      (109,019)             -
  Note Receivable                                                       6,992            698        (13,793)
  Retirement work in progress                                             (40)            23            580
                                                                    ----------    -----------  -------------
       Net Cash Used for Investing Activities                         (16,059)      (132,331)       (14,165)
                                                                    ----------    -----------  -------------
            Net Change in Cash and Cash Equivalents                    15,523        (17,453)         2,489
  Beginning of Year Cash and Cash Equivalents                          46,217         63,670         61,181
                                                                    ----------    -----------  -------------
  End of Year Cash and Cash Equivalents                             $  61,740     $   46,217     $   63,670
                                                                    ==========    ===========  =============

------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the consolidated financial statements.

                       OLD DOMINION ELECTRIC COOPERATIVE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Summary of Significant Accounting Policies

General:

Old Dominion Electric Cooperative ("Old Dominion") is a not-for-profit wholesale power supply cooperative incorporated under the laws of the Commonwealth of Virginia in 1948. It provides wholesale electric service to 12 member distribution cooperatives (the "Members") engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland, and parts of West Virginia. Old Dominion's Board of Directors is composed of two representatives from each of the Members. Old Dominion's rates are not regulated by the respective states' public service commissions, but are set periodically by a formula that was accepted for filing by the Federal Energy Regulatory Commission ("FERC") on May 18, 1992.

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

The accompanying financial statements reflect the consolidated accounts of Old Dominion and Dominion Power Control, Ltd. ("DPC"), a wholly owned subsidiary of Old Dominion which provides financing for a load management system used by Old Dominion and its Members. All intercompany balances and transactions have been eliminated in consolidation. Old Dominion's 50% ownership interest in Regional Headquarters, Inc. ("RHI") (Note 13) is recorded under the equity method of accounting.

Electric Plant:

Electric plant is stated at original cost when first placed in service. Such cost includes contract work, direct labor and materials, allocable overhead, and an allowance for borrowed funds used during construction. Upon the partial sale or retirement of plant assets, the original asset cost and current disposal costs less sale proceeds, if any, are charged or credited to accumulated depreciation. In accordance with industry practice, no profit or loss is recognized in connection with normal sales and retirements of property units. The plant acquisition adjustment represents the excess of the cost of the plant to Old Dominion over the original cost less accumulated depreciation at the time of acquisition.

Maintenance and repair costs are expensed as incurred. Replacements and renewals of items considered to be units of property are capitalized to the property accounts.

Depreciation, Amortization, and Decommissioning:

Depreciation is based on the straight-line method at rates, which are designed to amortize the original cost of properties over their service lives. Depreciation rates for jointly-owned depreciable plant balances at the North Anna Nuclear Power Station ("North Anna") were approximately 3.2% in 1997, 2.9% in 1996, and 2.9% in 1995. The depreciation rate for jointly owned depreciable plant balances at the Clover Power Station ("Clover") was approximately 2.5% in 1997, 1996, and 1995. The North Anna plant acquisition adjustment is being amortized for ratemaking and accounting purposes over a 40-year period using the straight-line method. In 1997, Old Dominion's Board of Directors approved the acceleration of the recovery of the remaining plant acquisition adjustment to be completed in 1998. In 1997, approximately $2.9 million of accelerated amortization was recorded on certain regulatory assets. In 1996, approximately $2.5 million of accelerated depreciation was recorded on the assets of DPC to adjust the balances to the net realizable value.

Old Dominion accrues decommissioning cost over the expected service life of North Anna and makes periodic deposits in a trust fund, such that the fund balance will equal Old Dominion's estimated cost at the time of decommissioning. The present value of the future decommissioning cost is credited to the decommissioning reserve; increases are charged to Members through their rates. The estimated cost to decommission North Anna is based on Virginia Power's "1994 Decommissioning Cost Study for the North Anna Power Station." The cost estimate is based on the DECON alternative in which the equipment, structure, and portions of the facility and site containing radioactive contaminants are removed or decontaminated to a level that permits the property to be released for unrestricted use shortly after cessation of operations. Virginia Power updates the decommissioning study approximately every four years. Old Dominion's portion of the estimated cost of decommissioning North Anna is expected to be approximately $58.1 million in 1994 dollars. The decommissioning of North Anna is expected to begin at the expiration date of each unit's operating license, which is 2018 and 2020 for North Anna Units 1 and 2, respectively. In the event the assumed return on the trust fund is not earned, the management of Old Dominion believes that any additional cost incurred will be recoverable through rates.

Amounts held in the decommissioning trust fund, which equals the decommissioning reserve, at December 31, 1997 and 1996, were $44.2 million and $39.3 million, respectively. Annual decommissioning expense, net of earnings on funds was $.7 million in 1997, 1996, and 1995.

Nuclear Fuel:

Owned nuclear fuel is amortized on a unit-of-production basis sufficient to fully amortize, over the estimated service life, the cost of fuel plus future storage and disposal costs.

Under the Nuclear Waste Policy Act of 1982 ("NWPA"), the Federal government has the responsibility for the permanent disposal of spent nuclear fuel. In accordance with the provisions of the NWPA, contracts with the Department of Energy ("DOE") have been executed to provide for the permanent disposal of spent nuclear fuel produced by North Anna, however, it is uncertain when these services will begin. Virginia Power estimates that an interim spent nuclear fuel storage facility will be required at North Anna in 1998 and submitted a license application to the Nuclear Regulatory Commission ("NRC") in May 1995, for such a facility at North Anna. Virginia Power anticipates that this application will be approved in mid-1998. Old Dominion is making quarterly payments based on net electricity generated and sold by each reactor as its share of the disposal costs. These costs are recovered in current rates.

Under the Energy Policy Act of 1992, all domestic utilities which purchased enriched uranium from the DOE during the years 1969 through 1991 are required to make payments to the DOE which, in the aggregate, total a maximum of $150.0 million (adjusted annually for inflation) each year for a new uranium enrichment decontamination and decommissioning fund. Such payments, which commenced in 1993, are required to continue for a period of 15 years. At December 31, 1997 and 1996, the total accrued liability was $3.5 million and $3.8 million, respectively, which represents Old Dominion's pro-rata share. This amount has been recorded as a deferred charge and will be amortized and recovered by Old Dominion through rates over the 15-year funding period.

Allowance for Borrowed Funds Used During Construction:

Old Dominion capitalizes interest on borrowings for significant construction projects. Income earned on trusteed construction funds is net against the amount of interest charges capitalized. Interest capitalized in 1997, 1996, and 1995 was $.4 million, $4.0 million, and $34.7 million, respectively.

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

Sales to non-members consist of excess energy from Clover sold to Virginia Power, a related party, under the terms of the contracts between Old Dominion and Virginia Power relating to the construction and operation of Clover ("Clover Agreements").

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

Deferred Energy:

A deferral method of accounting is used to recognize differences between Old Dominion's actual energy and fuel expenses and the energy and fuel revenues collected from its Members. The deferred credit at December 31, 1997, of $4.0 million will be returned to the Members during 1998 in accordance with the tariffs then in effect. The deferred credit at December 31, 1996, of $1.8 million was returned to the Members during 1997 in accordance with the tariffs then in effect.

Investments:

Financial instruments included in the decommissioning fund and other investments and funds are classified as available-for-sale, and accordingly, are carried at fair value. Unrealized gains and losses on investments held in the decommissioning fund are deferred as an adjustment to the decommissioning reserve until realized.

Old Dominion's investments in marketable securities, which are actively managed, are classified as available-for-sale and are recorded at fair value in other investments and funds. Unrealized gains or losses on other investments, if material, are reflected as a component of capitalization. Investments that Old Dominion has the positive intent and ability to hold to maturity are classified as held-to-maturity and are recorded at amortized cost in restricted investments and other investments.

Restricted Investments:

Restricted investments include amounts received from two long-term lease transactions, which are restricted for payment of lease obligations.

Patronage Capital:

Old Dominion is organized and operates as a cooperative. Patronage capital is the retained net margins of Old Dominion which have been allocated to its Members based upon their respective power purchases in accordance with Old Dominion's bylaws. Since its incorporation, Old Dominion has not distributed patronage capital to its Members. Any distributions in the future are subject to the discretion of the Board of Directors of Old Dominion and the restrictions contained in the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion and Crestar Bank, as trustee (as supplemented by five supplemental indentures thereto, is hereinafter referred to as the "Indenture"). In December 1997, Old Dominion's Board of Directors approved the retirement of approximately $3.1 million of patronage capital, which was disbursed in February 1998.

Outage Provision:

The normal maintenance and refueling cycle for each of the North Anna nuclear units is 18 months. During outage periods, approximately 35 days per unit, Old Dominion incurs higher operation and maintenance costs and supplemental energy purchases. Although the supplemental energy purchases are deferred and collected in accordance with the deferred energy policy, the other outage costs are charged to expense as incurred and have a direct impact on net margins. Old Dominion has a policy of accruing a portion of incremental outage expenses that are scheduled for the succeeding year. Operating expenses in 1997, 1996, and 1995 include $1.3 million, $1.2 million, and $1.3 million, respectively, accrued under this policy.

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

Impairment of Long-Lived Assets:

During 1996, Old Dominion adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by Old Dominion be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Old Dominion reviews all appropriate assets for potential impairment on an ongoing basis.

Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, Old Dominion considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications:

Certain reclassifications have been made to the accompanying prior years' consolidated financial statements to conform to the current year presentation.


NOTE 2 - Jointly Owned Plants

On December 21, 1983, Old Dominion purchased from Virginia Power an 11.6% undivided ownership interest in North Anna, a two-unit, 1,790 MW (net capacity rating) nuclear generating facility, as well as nuclear fuel and common facilities at the power station, and a portion of spare parts, inventory and other support facilities. Old Dominion is responsible for 11.6% of all post-acquisition date additions and operating costs associated with the plant, as well as a pro-rata portion of Virginia Power's administrative and general expenses for North Anna, and must provide its own financing for these items. Old Dominion's portion of assets, liabilities, and operating expenses associated with North Anna are included in the consolidated financial statements. At December 31,1997, Old Dominion had an outstanding accounts payable balance of $.6 million due to Virginia Power for operation, maintenance, and capital investment at the facility. At December 31, 1996, Old Dominion had an outstanding accounts receivable balance of $.1 million due from Virginia Power for operation, maintenance, and capital investment at the facility.

In 1992, construction began on Clover, a two-unit, 882 MW (net capacity rating) coal-fired generating facility in which Old Dominion and Virginia Power each hold a 50% undivided interest. Unit 1 began commercial operation on October 7, 1995, and Unit 2 began commercial operation on March 28, 1996. Old Dominion is responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power's administrative and general expenses for Clover, and must provide its own financing for these items. Old Dominion's portion of assets, liabilities, and operating expense associated with Clover are included in the consolidated financial statements. Old Dominion's share of the costs to construct Clover was approximately $633.6 million, including capitalized interest. In connection with its duties as construction agent for Clover, Old Dominion had an outstanding accounts receivable balance of $.1 million at December 31, 1997 and 1996.

Old Dominion's investment in jointly owned plants at December 31, 1997, was as follows:


                                                         North Anna                 Clover
                                                         ----------                 ------
                                                         (in millions, except percentages)

         Ownership interest                                11.6%                      50.0%

         Electric plant                                  $348.5                     $635.2
         Accumulated depreciation
            and amortization                              152.4                       33.4
         Construction work in progress                     12.4                         .3


Projected capital expenditures for North Anna for 1998 through 2002 are $11.6 million, $9.7 million, $7.6 million, $10.9 million, and $7.9 million, respectively. Projected capital expenditures for Clover for 1998 through 2002 are $2.2 million, $2.3 million, $2.1 million, $2.6 million, and $.9 million, respectively.

NOTE 3 - Power Purchase Agreements

In 1997, 1996, and 1995, North Anna and Clover together furnished approximately 52.2%, 49.1%, and 25.8%, respectively, of Old Dominion's energy requirements. The remaining needs were satisfied through purchases of supplemental power from Virginia Power and other power companies. Under the terms of the Interconnection and Operating Agreement with Virginia Power ("I&O Agreement"), executed in connection with Old Dominion's purchase of its 11.6% interest in North Anna, Old Dominion agreed to purchase from Virginia Power reserve power for North Anna and its entire monthly requirements for supplemental power to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. The I&O Agreement provides that Old Dominion may reduce its obligations to purchase supplemental power by any amount with nine years advance notice or through the construction of jointly-owned facilities, or by up to 4% each year, if notice is given at least three months prior to calendar year end. Amendment No. 1 to the I&O Agreement ("Amendment") allows Old Dominion to accumulate its 4% per year reduction for the life of the I&O Agreement. Under the terms of the Amendment, for the first four years Old Dominion will purchase the 4% per year reduction from Virginia Power. The Amendment has an effective date coincident with commercial operation of Clover Unit 2 and expires in eight years.

On July 29, 1997, Old Dominion and Virginia Power signed an amended and restated I&O Agreement, effective January 1, 1998. Under the terms of the amended I&O Agreement with Virginia Power, Old Dominion will continue, through 2001, to purchase from Virginia Power, at declining rates, all its monthly requirements for supplemental demand to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. Old Dominion will purchase its reserve capacity requirements for North Anna and Clover from Virginia Power for the term of the I&O Agreement, which expires on the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date upon which Old Dominion's interest in North Anna is reduced to zero. Old Dominion also has the right to displace up to two-thirds of its supplemental energy requirements in 1998 and all its energy requirements in 1999. By 2002, purchases from Virginia Power are to be at market prices. The amended I&O Agreement extends through 2005 unless either party exercises specific notice provisions in the agreement prior to that time. If such notice provisions are exercised, purchases may be reduced as early as 2002.

Additionally, under the terms of the amended I&O Agreement, services to Old Dominion have been unbundled and terms for the provision of transmission and ancillary services have been removed. These services will be provided pursuant to Virginia Power's open access transmission tariff. Specific terms are provided in a Service Agreement for Network Integration Transmission Service and a Network Operating Agreement between Virginia Power and Old Dominion, both of which also were executed on July 29, 1997.

The amended I&O Agreement and related transmission service agreements were submitted to FERC on October 31, 1997. On December 22, 1997, FERC issued a deficiency letter calling for additional cost support information and requiring modification to move certain transmission terms over to the transmission agreements. Old Dominion and Virginia Power made the required changes and Virginia Power submitted the additional information and changes to FERC on January 1, 1998. The amended I&O Agreement was approved by FERC on March 11, 1998, retroactively effective to January 1, 1998.

Old Dominion has an agreement with Public Service Electric & Gas (the "PSE&G Agreement") to purchase 150 MW of capacity, consisting of 75 MW intermediate and/or peaking capacity and 75 MW base load capacity, and associated energy, through 2005. The PSE&G Agreement contains fixed capacity charges for the base, intermediate, and peaking capacity to be provided under the agreement. However, either party can (within certain limits) apply to FERC to recover changes in certain costs of providing services. In the event of a change in rate, the party adversely affected may terminate the PSE&G Agreement, with one-year notice. Old Dominion may purchase the energy associated with the PSE&G capacity from PSE&G or other power suppliers. If purchased from PSE&G, the energy cost is based on PSE&G's incremental cost above its native load, taking into account the Pennsylvania-New Jersey-Maryland Interconnection economy energy transactions. If purchased from other power suppliers, Old Dominion would pay the negotiated energy rate. Old Dominion is presently purchasing the energy requirements from the short-term markets.

Beginning January 1, 1995, Old Dominion's partial requirements agreement with Delmarva Power & Light Company ("Delmarva Power") became effective, obligating Delmarva Power to provide Old Dominion's power requirements for its three Members east of the Chesapeake Bay in excess of 150 MW purchased from PSE&G or, within certain limits, any other capacity secured by Old Dominion with proper notice to Delmarva Power. For the first five years, charges for service are based on a rate formula. The agreement continues through 2004 with automatic extensions for one-year periods unless either party gives five years notice, or Old Dominion exercises its option to reduce its load by up to 30% with two years notice or more than 30% with five years notice.

In August 1996, Old Dominion exercised its option under the partial requirements agreement with Delmarva Power to reduce its power purchases by 30% beginning in 1998. The notice was given based on a review of the wholesale power bids that Old Dominion received in response to its request for proposals for power purchase contracts. A joint venture contract with Conectiv and Pennsylvania Power & Light to cover power purchases beginning in September 1998 and extending through December 2001 has been approved by FERC. In addition to its notice to reduce power purchases by 30%, Old Dominion has given Delmarva Power the required five years notice to terminate all purchases under the partial requirements agreement by 2001.

Old Dominion's purchased power costs for the past three years were as follows:


                                                          Year  Ended  December 31,
                                                      -------------------------------
                                                        1997         1996        1995
                                                      --------      ------      -----
                                                                (in millions)

         Virginia Power                               $  79.9       $100.7      $159.6

         Delmarva Power                                  34.8         34.1        32.8

         PSE&G                                           39.0         37.6        36.9

         Other                                           10.0         10.5         5.0
                                                       ------       ------      ------
                                                       $163.7       $182.9      $234.3
                                                       ======       ======      ======

Old Dominion's power purchase agreements contain certain firm capacity and minimum energy requirements. As of December 31, 1997, Old Dominion's minimum purchase commitments under the various agreements, without regard to capacity reductions or cost adjustments, were as follows:


                                                      Firm                Minimum
                                                    Capacity               Energy
         Year Ending December 31,                  Requirements         Requirements            Total
         ------------------------                  ------------         -------------           -----
                                                                        (in millions)

                  1998                               $  16.7             $    -               $  16.7
                  1999                                  16.8                  -                  16.8
                  2000                                  17.2                  -                  17.2
                  2001                                  17.0                  -                  17.0
                  2002                                  13.4                  -                  13.4
                  Thereafter                            34.1                  -                  34.1
                                                     -------             ------                ------
                                                     $ 115.2             $    -               $ 115.2
                                                      ======             ======                ======


NOTE 4 - Wholesale Power Contracts

Old Dominion has Wholesale Power Contracts with all of its Members whereby each Member is obligated to purchase substantially all of its power requirements from Old Dominion through the year 2028. Each such contract provides that Old Dominion shall sell and deliver to the Member, and the Member shall purchase and receive from Old Dominion, all power that the Member requires for the operation of the Member's system to the extent that Old Dominion has the power and facilities available. Each Member is required to pay Old Dominion monthly for power furnished under its Wholesale Power Contract in accordance with rates and charges established by Old Dominion pursuant to a rate formula filed with FERC. Under the accepted rate formula, the rates charged by Old Dominion are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Old Dominion's revenue requirements. The rate formula method uses traditional techniques to allocate costs to capacity and energy in establishing rates to the Members. The formula is intended to permit collection of revenues, which, together with revenues from all other sources, are equal to all costs and expenses recorded on Old
Dominion's books, plus an additional 20% of total interest charges, plus additional equity contributions as approved by Old Dominion's Board of
Directors. It also provides for the periodic adjustment of rates to recover actual, prudently incurred costs, whether they increase or decrease, without further application to and acceptance by FERC. Old Dominion's rate formula allows Old Dominion to recover and refund amounts under the Margin Stabilization Plan (as hereinafter defined).

In order to ensure that only actual cost of power service plus necessary margins are billed to the Members each year, and to provide for uncertainties connected with the establishment of prospective rates, in 1984 Old Dominion's Board of Directors established a plan (the "Margin Stabilization Plan") which allows Old Dominion to review its actual cost of service and power sales as of year end and adjust revenues from the Members to take into account actual results and financial coverages. All adjustments, whether increases or decreases, are recorded in the year affected and allocated to Members based on power sales during that year. Such increases or decreases are either collected from Members, or offset against amounts owed by the Members, in the succeeding year. Under the Margin Stabilization Plan, Old Dominion reduced revenues and related receivables from Members for 1997, 1996, and 1995 power sales in the amount of $8.0 million, $3.5 million, and $3.5 million, respectively.

In 1995, Old Dominion retained excess margins pursuant to rate treatment approved by its Board of Directors under an equity development plan (the "Equity Development Plan") designed to provide capital resources for Clover. As a result of this rate treatment, net margins for 1995 were $19.0 million higher than they would have been absent the Equity Development Plan. Old Dominion discontinued the Equity Development Plan effective December 31, 1995; however, Old Dominion will continue to increase equity through the collection of margins sufficient to meet the 1.20 margins for interest requirement of the Indenture and through equity development programs as approved by the Board of Directors from time to time. The cash equivalent of the cumulative additional net margins earned under the Equity Development Plan was $15.0 million and $46.0 million at December 31, 1996 and 1995, respectively, and has been set aside in a separate fund. Such amounts are included in other investments and funds in the accompanying consolidated financial statements. There were no cumulative additional net margins from the Equity Development Plan remaining in 1997.

Revenues from the following Members equaled or exceeded 10% of Old Dominion's total revenues for the past three years:


                                                                    Year Ended December 31,
                                                                 ------------------------------
                                                                 1997          1996       1995
                                                                 -----         -----      -----
                                                                            (in millions)

         Northern Virginia Electric Cooperative                 $94.5         $98.4      $95.1
         Rappahannock Electric Cooperative                       77.1          78.4       77.0
         Delaware Electric Cooperative                           37.2          38.2       37.6




NOTE 5 - Note Receivable

At December 31, 1997, Old Dominion had a note receivable of approximately $1.6 million, which has been fully reserved, from Seacoast, Inc., a wholly-owned subsidiary of Seacoast Power LLC. See Note 15 - Commitments and Contingencies.


NOTE 6 - Long-Term Lease Transactions

On March 1, 1996, Old Dominion finalized a long-term lease transaction with an owner trust for the benefit of an equity investor. Under the terms of the transaction, Old Dominion entered into a 48.8-year lease of its interest in Clover Unit 1 (valued at $315.0 million) to such owner trustee, and simultaneously entered into a 22-year lease of the interest back from such owner trustee. As a result of the transaction, Old Dominion recorded a deferred gain of $23.6 million, which is being amortized into income ratably over the 21.8-year operating lease term. A portion of the proceeds from the transaction, $23.9 million, was used to retire a portion of Old Dominion's 8.76% First Mortgage Bonds, 1992 Series A. Concurrent with the retirement of its 1992 Series A bonds, Old Dominion issued a like amount of zero coupon First Mortgage Bonds, 1996 Series A with an effective interest rate of 7.06%. The lease transaction increased other non-current liabilities and restricted investments and funds by $51.5 million and $50.5 million, respectively.

On July 31, 1996, Old Dominion finalized a long-term lease transaction with a business trust created for the benefit of another equity investor. Under the terms of the transaction, Old Dominion entered into a 63.4-year lease of its interest in Clover Unit 2 (valued at $320.0 million) to such business trust and simultaneously entered into a 23-year lease of the interest back from such business trust. As a result of the transaction, Old Dominion recorded a deferred gain of $39.3 million, which is being amortized into income ratably over the 23.4-year operating lease term. The lease transaction increased other non-current liabilities and restricted investments and funds by $56.1 million and $53.9 million, respectively.

NOTE 7 - Investments and Funds-Restricted and Unrestricted

Investments and funds consist of the following:


                                                                            December 31,
                                                                   ------------------------------
                                                                    1997                    1996
                                                                   ------                  ------
                                                                            (in thousands)

Decommissioning Fund (trusteed)                                   $ 44,162               $ 39,298
                                                                   -------               --------
Other Investments and Funds:
   Patronage Capital and Capital Term Certificates of CFC              910                    914
   Regional Headquarters, Inc. (Note 13)
     Common stock                                                      455                    455
   CSC Services, Inc. (Note 15)                                          -                      -
     Common stock                                                        -                     65
     Preferred stock                                                     -                    196
   Equity Development Plan Fund (Note 4)                                 -                 15,001
   Equity Reinvestment Fund                                              -                 14,926
   Managed Bond Fund                                                19,774                      -
   Other                                                             3,400                  3,555
                                                                  --------             ----------
     Subtotal                                                       24,539                 35,112
                                                                  --------              ---------

   Restricted cash and investments:
     Lease deposits                                                116,080                109,019
                                                                  --------              ---------

        Total Investments and Funds                               $184,781               $183,429
                                                                  ========               ========


The preceding amounts were invested as follows:

U.S. Government securities                                        $ 38,602              $  53,619
Corporate obligations                                               58,536                 27,335
Mortgage-backed securities                                           3,318                      -
Corporate common stock                                              26,782                 10,331
Corporate preferred stock                                                -                    196
Corporate commercial paper                                               -                 27,931
Short term investment funds                                         56,632                 62,721


Other                                                                  911                  1,296
                                                                  --------              ---------
        Total Investments and Funds                               $184,781               $183,429
                                                                  ========               ========



There was no patronage capital allocation from National Rural Utilities Cooperative Finance Corporation ("CFC") in 1997 or 1996.

Realized gains and losses on securities are determined on the basis of specific identification. During 1997, sales proceeds were $38.4 million and gross realized gains were $.3 million. There were no realized losses in 1997. During 1996, securities held by Old Dominion were classified as held-to-maturity; therefore, no realized gains or losses were recorded.

At December 31, 1997 and 1996, the aggregate market value of the above investments, based on quoted market prices obtained from independent sources, was $194.2 million and $183.4 million, respectively.

NOTE 8 - Long-Term Debt

Long-term debt consists of the following:

                                                                                        December 31,
                                                                               ---------------------------------
                                                                                 1997                    1996
                                                                               --------                ---------
                                                                                        (in thousands)

$1,025,000 principal amount of First Mortgage Bonds,
1997 Series A, due 2002 at an interest rate of 4.9%                             $  1,025                      -

$109,182,937 principal amount of First Mortgage Bonds,
1996 Series B, due 2018 at an effective rate of 7.06%                            109,182                      -

$25,565,962 principal amount of First Mortgage Bonds,
1996 Series A, due 1997 at an effective rate of 7.06%                                  -              $  25,566

$130,000,000 principal amount of First Mortgage Bonds,
1993 Series A, due 2013 at an interest rate of 7.48%                             128,300                128,300

$120,000,000 principal amount of First Mortgage Bonds,
1993 Series A, due 2023 at an interest rate of 7.78%                              66,500                 66,500

$350,000,000 principal amount of First Mortgage Bonds,
1992 Series A, due 2022 at an interest rate of 8.76%                             211,655                243,665

$150,000,000 principal amount of First Mortgage Bonds,
1992 Series A, due 2002 at an interest rate of 7.97%                             140,800                140,800

$50,000,000 principal amount of First Mortgage Bonds,
1992 Series A, due 1997 at an interest rate of 7.27%                                   -                 16,603

$60,210,000  principal  amount of First Mortgage Bonds,
1992 Series C, due 1997 through 2022 at interest rates
ranging from 4.9% to 6.5%                                                         59,185                 60,210

Louisa County Pollution Control Revenue Bonds (North Anna),
due December 1, 2008, with variable interest rates
(averaging 3.67% in 1997 and 4.23% in 1996)                                        6,750                  6,750

Non-recourse debt of DPC due in monthly installments
through 2001, with variable interest rates (averaging
5.14% in 1997 and 4.97% in 1996)                                                   2,022                  2,322
                                                                                --------               --------
                                                                                 725,420                690,716

Less unamortized discounts                                                       (89,426)                (8,298)
Less current maturities                                                          (30,116)               (17,928)
                                                                                --------               --------
   Total Long-Term Debt                                                         $605,878               $664,490
                                                                                ========               ========



Substantially all assets of Old Dominion are pledged as collateral under the Indenture.

The non-recourse debt of DPC is collateralized by a $2.3 million letter of credit.

During 1997, 1996, and 1995, Old Dominion purchased approximately $32.0 million, $83.1 million, and $36.5 million, respectively, of its First Mortgage Bonds, 1992 Series A and 1993 Series A. The transactions resulted in net losses of approximately $2.5 million in 1997, $2.2 million in 1996, and $4.9 million in 1995, including a write-off of original issuance costs. The net losses have been deferred and are being amortized over the life of the remaining bonds. Of the First Mortgage Bonds purchased in 1995, $6.5 million was retired in April 1995 and $30.0 million was retired in March 1996.

On February 13, 1997, Old Dominion refinanced its First Mortgage Bonds, 1996 Series A. The refinanced bonds. Series 1996 B, have an effective interest rate of 7.06% and are due in 2018, except for approximately $.6 million which is due January 1998.

In November 1997, Old Dominion refinanced $1.0 million of its First Mortgage Bonds, 1992 Series C. The refinanced bonds, 1997 Series A, are due in 2002 at an interest rate of 4.9%.

Estimated maturities of long-term debt for the next five years are as follows:

             Years Ending December 31,                    (in thousands)
             -------------------------                    ---------------

                       1998                                   $30,116
                       1999                                    29,590
                       2000                                    29,700
                       2001                                    30,487
                       2002                                    30,515

The aggregate fair value of long-term debt was $773.4 million and $734.3 million at December 31, 1997 and 1996, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to Old Dominion for issuance of debt with similar terms and remaining maturities are used to estimate fair value. Old Dominion believes that the carrying amount of debt issues with variable rates that are refinanced at current market rates is a reasonable estimate of their fair value.


NOTE 9 - Short-Term Borrowing Arrangements

Old Dominion has unsecured short-term lines of credit to provide additional sources of financing. Old Dominion has a $30.0 million committed line of credit with NationsBank N.A., which expires on September 30, 1998, and is expected to be renewed. Additionally, Old Dominion has a $20.0 million committed line of credit with CFC, a $20.0 million committed line of credit with CoBank, ACB, and a $15.0 million committed line of credit with First Union National Bank, all of which expire on December 31, 1998, and are expected to be renewed. In addition, Old Dominion also has uncommitted short-term borrowing arrangements aggregating $40.0 million. Due to limitations contained in certain of these uncommitted facilities, no more than $85.0 million in total can be outstanding at any time under Old Dominion's committed and uncommitted short-term borrowing arrangements. At December 31, 1997 and 1996, Old Dominion had no short-term borrowings outstanding under any of these arrangements.

Old Dominion maintains a policy which allows Members to pay monthly power bills before their final due date. Under this policy, Old Dominion will pay interest on early payment balances at a blended investment and outside short-term borrowing rate. Amounts advanced by Members are classified as accounts payable-Member deposits and totaled $26.1 million and $19.2 million at December 31, 1997 and 1996, respectively.

NOTE 10 - Cross-Border Tax Benefit Lease

In December 1994, Old Dominion entered into a cross-border tax benefit lease with Esbelto BV ("Esbelto"), a Netherlands limited liability company and an affiliate of Internationale Nederlanden Group ("ING"). Under the terms of the transaction, Old Dominion transferred nominal title to certain qualifying pollution control equipment (the "Qualifying Equipment") located at Clover to Esbelto for a cash payment of $104.8 million, and concurrently entered into an agreement to lease the Qualifying Equipment back from Esbelto. The lease agreement has an 18-year term, requires Old Dominion to provide for all repair and maintenance costs (including insurance and taxes), and provides Old Dominion with a repurchase option exercisable at the end of the 10th year of the term and other purchase options in specified circumstances. The Qualifying Equipment was transferred subject to the lien of the Indenture, and title will revert to Old Dominion upon exercise of any repurchase option. To fully defease its basic obligations under the lease, including the 10th year repurchase option, Old Dominion irrevocably deposited $99.0 million of the proceeds with another ING affiliate. In return, Esbelto released Old Dominion from its direct obligations under the lease agreement. The lease agreement required Old Dominion to ensure that Clover Units 1 and 2 were placed into service; accordingly, Old Dominion included the gain in other liabilities at December 31, 1995. Old Dominion recognized the gain of $5.8 million in March 1996, after Clover Unit 2 was placed into commercial operation and Old Dominion's obligations in connection with the lease were fulfilled. Accordingly, Old Dominion has recorded the equipment as an asset on its consolidated financial statements. However, since Old Dominion's basic obligations under the lease agreement are fully defeased, the lease obligations are not reflected on the consolidated financial statements.


NOTE 11 - Employee Benefits

Substantially all Old Dominion employees participate in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program, a noncontributory, defined benefit multi-employer master pension plan. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. Accumulated benefits and plan assets are not determined or allocated separately by individual employer. Pension expense for 1997, 1996, and 1995 was $186,000, $104,000, and $150,000, respectively.

Old Dominion has also elected to participate in the SelectRe Pension Plan, a defined contribution multi-employer retirement plan administered by the NRECA. Under the plan, employees may elect to have up to 23% or $10,000, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. As an additional incentive, Old Dominion matches up to the first 2% of each employee's contribution to the plan. Old Dominion's matching contributions were $64,000, $62,000, and $63,000 in 1997, 1996, and 1995, respectively.

Certain executive officers of Old Dominion also participate in an unfunded salary continuation plan, which provides for post employment compensation for these officers. Old Dominion is accruing the expected present values of the future benefits over the estimated remaining working lives of these individuals. Old Dominion's expense under this plan was $11,000 in 1997, $11,000 in 1996, and $18,000 in 1995.

Old Dominion and the Virginia, Maryland and Delaware Association of Electric Cooperatives ("VMDA") entered into an agreement with the President and Chief Executive Officer of the organizations to jointly fund a supplemental retirement package on his behalf with an annual fixed contribution of $60,000. Old Dominion's expense under this agreement was $60,000 in 1997 and 1996 and $45,000 in 1995.

Old Dominion provides no other significant postretirement benefits to its employees. However, in conjunction with the I&O Agreement, Old Dominion is required to pay 11.6% of the operating costs associated with North Anna and 50% of the operating costs associated with Clover, including postretirement benefits of Virginia Power employees whose costs are allocated to those stations. These postretirement benefits other than pensions resulted in an increase in expense to Old Dominion of approximately $971,000 in 1997, $812,000 in 1996, and $483,000 in 1995. Old Dominion is recovering the increased expense as it is billed by Virginia Power.

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

The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $8.9 billion for a single nuclear incident. The Price-Anderson Amendments Act of 1988 allows for an inflationary provision adjustment every five years. Virginia Power has purchased $200 million of coverage from the commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, Virginia Power and Old Dominion, jointly, could be assessed up to $81.7 million (including a 3% insurance premium tax for Virginia) for each licensed reactor not to exceed $10.3 million (including a 3% insurance premium tax for Virginia) per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed.

Nuclear liability coverage for claims made by nuclear workers first hired on or after January 1, 1988, except those arising out of an extraordinary nuclear occurrence, is provided under the Master Worker insurance program. (Those first hired into the nuclear industry prior to January 1, 1988, are covered by the policy discussed above.) The aggregate limit of coverage for the industry is $400 million ($200 million policy limit with automatic reinstatements of an additional $200 million). Virginia Power and Old Dominion, jointly, are contingently liable for a maximum retrospective assessment of approximately $12.3 million (including a 3% insurance premium tax for Virginia).

Virginia Power's current level of property insurance coverage, $2.55 billion for North Anna, exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion for each reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first to return the reactor to and maintain it in a safe and stable condition, and second to decontaminate the reactor and station site in accordance with a plan approved by the NRC. The property insurance coverage provided to Virginia Power and Old Dominion, jointly, is provided by Nuclear Mutual Limited ("NML") and Nuclear Electric Insurance
Limited ("NEIL"), two mutual insurance companies, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to these insurance companies. The maximum assessment for the current policy period is $37.0 million. Based on the severity of the incident, the Boards of Directors of the nuclear insurers have the discretion to lower the maximum retrospective premium assessment or eliminate either or both completely. Virginia Power and Old Dominion, jointly, have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available, because they must first be used for stabilization and decontamination.

Virginia Power purchases insurance from NEIL to cover the cost of replacement power during a prolonged outage of a nuclear unit due to direct physical damage of the unit. Under this program, Virginia Power and Old Dominion, jointly, are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. The current policy period's maximum assessment is $8.7 million.

Old Dominion's share of the contingent liability for the coverage assessments described above is a maximum of $25.7 million at December 31, 1997.

NOTE 13 - Regional Headquarters, Inc.

Old Dominion and the VMDA are equal joint owners of RHI. Old Dominion's Members are represented on both the VMDA's and Old Dominion's Boards of Directors. RHI holds title to the office building that is being leased to Old Dominion, the VMDA and third party lessees. As a 50% owner, Old Dominion is obligated to make lease payments equal to one-half of RHI's annual operating expenses, net of rental income from third party lessees, through the year 2016. Old Dominion is presently paying approximately 74.2% of RHI's net costs based on its relative occupancy. During 1997, 1996, and 1995, Old Dominion paid $215,000, $248,000, and $293,000, respectively, to RHI for rent. At December 31, 1997 and 1996, Old Dominion had outstanding accounts receivable of $67,000 and $41,000, respectively, due from RHI.

Estimated future lease payments, without regard to changes in square footage, third party occupancy rates, operating costs and inflation are as follows:


       Year Ending December 31,                               (in thousands)
       -----------------------                                ---------------

                1998                                               $293
                1999                                                293
                2000                                                293
                2001                                                293
                2002                                                293
                2003 and thereafter                               4,102
                                                                  -----
                                                                 $5,567
                                                                 ======

The assets and liabilities of RHI at December 31, 1997, were $5.6 million (primarily the book value of the office building) and $4.6 million (primarily an industrial development bond payable), respectively. Old Dominion records its investment in RHI under the equity method.


NOTE 14 - Supplemental Cash Flows Information

Cash paid for interest, net of allowance for funds used during construction, in 1997, 1996, and 1995 was $63.9 million, $57.7 million, and $30.8 million, respectively.

Changes in construction work in progress in 1995 included a non-cash decrease in construction contract payable and retainage of approximately $8.3 million.

Unrealized deferred gains/(losses) on the decommissioning fund of approximately ($26,000) and $.5 million in 1997 and 1996, respectively, have been included in the decommissioning reserve.


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

On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. On January 29, 1998, the Texas Court of Appeals issued an order affirming the default judgment against Seacoast but reversing and remanding the award of damages as factually unsupported.

On February 27, 1997, Southside Electric Cooperative ("Southside") one of two Member distribution systems that did not participate in forming CSC, raised a question as to whether the loss, with respect to Old Dominion's interest in Seacoast, should be borne totally by Old Dominion, thus resulting in a greater financial burden on Southside. Southside asserts that their share of the loss should be limited to a prorata share of Old Dominion's 30% common equity participation in CSC, which may be less than their proportionate share as an Old Dominion member.

On October 16, 1997, the Board of Directors of Southside passed a resolution outlining various issues of concern with Old Dominion. Management believes these issues will be resolved over time and without a material impact on Old Dominion's financial position.

    On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative"). Management is currently evaluating various alternatives as Old Dominion prepares for transition to competition. The Strategic Plan Initiative could result in an alternate treatment of Old Dominion's excess margins, which are currently returned to Members through the Margin Stabilization Plan.

    Northern Virginia Electric Cooperative ("NOVEC"), Rappahannock Electric Cooperative ("REC"), and Southside have voiced concerns about the level and timing of stranded cost recovery as contemplated by the Strategic Plan Initiative. Further, NOVEC and REC have expressed concerns about the Strategic Plan Initiative regarding: (1) the all-requirements nature of the Wholesale Power Contracts that they have with Old Dominion, and (2) whether Old Dominion has the right under the Wholesale Power Contracts to "over-collect" monies from its members for future debt retirement or for payment of future stranded costs. To address these concerns Old Dominion is working with representatives from NOVEC and REC.


Environmental - Old Dominion is currently subject to regulation by the Environmental Protection Agency and other federal, state, and local authorities with respect to the emission, discharge, or release of certain materials into the environment. As with all electric utilities, the operation of Old Dominion's generating units could be affected by any environmental regulations promulgated in the future. Capital expenditures and increased operating costs required to comply with any such future regulations could be significant. Expenditures necessary to ensure compliance with environmental standards or deadlines will continue to be reflected in Old Dominion's capital and operating costs.

Old Dominion is subject to certain requirements of the Clean Air Act ("CAA"). The CAA requires utilities owning fossil fuel fired power stations to, among other things, limit emissions of sulfur dioxide or obtain allowances for such emissions, or both, and limit emissions of nitrogen oxides. Clover is designed and licensed to operate at full capacity within its allocated allowances for sulfur dioxide and utilizes equipment which operates at a level significantly below the limitations for nitrogen oxide emissions.

Old Dominion is also subject to permit limitations for surface water discharge and for the operation of a combustion waste landfill. Permits required by the Clean Water Act, the Resource Conservation and Recovery Act, and state laws have been issued. These permits are subject to reissuance and continued review.

Insurance - Under several of the nuclear insurance policies procured by Virginia Power and to which Old Dominion is a party, Old Dominion is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies. See Note 12 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                 Not Applicable



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

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

Executive Officers of Old Dominion

     The executive officers of Old Dominion, as of March 1, 1998, their respective ages and their respective positions with Old Dominion are listed below. Each executive officer of Old Dominion serves at the discretion of the Board of Directors.


             Name                            Age                        Positions Held
      ------------------------               ---              --------------------------------------------
      Ronald W. Watkins                       56              President and Chief Executive Officer
      Daniel M. Walker                        52              Vice President of Accounting and Finance
      Konstantinos N. Kappatos                55              Vice President of Engineering and Operations



      Ronald W. Watkins has served as President and Chief Executive Officer of Old Dominion since April 1, 1995; President of the Virginia Maryland and Delaware Association of Electric Cooperatives ("VMDA") (an electric cooperative association which provides services to the Members and certain other electric cooperatives) since April 1, 1995; a Director and President of CSC Services, Inc. ("CSC") since June 1996; and President and Chief Executive Officer of the Nebraska Public Power District from May 1989 until March 1995.

      Daniel M. Walker has been Vice President of Accounting and Finance of Old Dominion since January 1984; Assistant Treasurer of Dominion Power Control, Ltd. ("DPC") since December 1986; Assistant Treasurer of Regional Headquarters, Inc. ("RHI") since December 1986; and was Director of Accounting and Finance for the Utility Division of the Virginia State Corporation Commission ("SCC") from June 1981 until December 1983.

      Konstantinos N. Kappatos has been Vice President of Engineering and Operations of Old Dominion since January 1984.

Directors of Old Dominion

      The directors of Old Dominion, as of March 1, 1998, their respective ages, their respective positions with Old Dominion, if any, their respective principal occupations and employment during the past five years and other directorships held by each director are listed below.

      William M. Alphin (Age 67) has been a Director of Old Dominion since September 1980; a Director of CSC since June 1996; Treasurer of RHI since May 1987; a Director of DPC since July 1988; a Director of Rappahannock Electric Cooperative since January 1980; a Director of the VMDA since July 1987; and an insurance advisor with Virginia Farm Bureau Insurance Company since October 1975.

      John C. Anderson (Age 60) has been a Director of Old Dominion since October 1982; President and Chief Executive Officer of Southside Electric Cooperative since September 1982; and a Director of CFC from February 1991 until March 1996.

      E. Paul Bienvenue (Age 58) has been Chairman of Old Dominion's Board of Directors since July 1995; President of DPC since July 1995; Vice Chairman of Old Dominion's Board of Directors from January 1984 until July 1995; a Director of Old Dominion since September 1981; Vice President of DPC from December 1990 until July 1995; General Manager of Delaware Electric Cooperative since September 1981; a Director of Seaford Golf and Country Club since January 1996: a Director of United Utility Supply Cooperative Corporation since June 1985; Executive Vice President and General Manager of Rural Electric TV, Inc. since May 1989; and a Director of Nanticoke Health Services, Inc. since November 1995.

      Frank W. Blake (Age 79) has been a Director of Old Dominion since July 1977; a Director of A&N Electric Cooperative since September 1963; a Director of the VMDA since July 1987; a self-employed buyer and seller of real estate since October 1943; a Methodist Minister; and was co-owner of Maxine's Jewelry & Gifts from August 1962 until December 1993.

      John E. Bonfadini (Age 59) has been a Director of Old Dominion since July 1977; a Director of DPC since July 1994; a Director of Northern Virginia Electric Cooperative since September 1975; a Director of National Cooperative Services Corporation, a private cooperative providing lease financing, since February 1988; and a professor at George Mason University since July 1980.

      M. John Bowman (Age 52) has been a Director of Old Dominion since July 1974; a Director of CSC since June 1996; Executive Vice President and General Manager of Mecklenburg Electric Cooperative since January 1980; and a Director of NRECA since February 1993.

      Dick D. Bowman (Age 69) has been a Director of Old Dominion since July 1993; a Director of DPC since October 1996; a Director of Shenandoah Valley Electric Cooperative since November 1970; President of Bowman Brothers, Inc., a farm equipment retailer, since November 1976; a Director of Rockingham Mutual Insurance Co. since December 1977; a Director of Shenandoah Telecommunication Co. since December 1980; Vice President of Shenandoah Valley Electric Cooperative from June 1989 until June 1991 and from June 1993 until June 1994; and President of Shenandoah Valley Electric Cooperative from June 1991 until June 1993.

      M Dale Bradshaw (Age 44) has been a Director of Old Dominion since January 1995; Manager of Prince George Electric Cooperative since January 1995; and District Manager of Davidson Electric Membership Corporation from September 1988 until December 1994.

      Vernon N. Brinkley (Age 51) was Secretary/Treasurer of Old Dominion's Board of Directors from July 1992 until July 1997; a Director of Old Dominion since October 1982; a Director of CSC since June 1996; Secretary/Treasurer of DPC from July 1992 until July 1997; President and General Manager of A&N Electric Cooperative since October 1995; Executive Vice President and General Manager of A&N Electric Cooperative from September 1982 until October 1995; and a Director of Central Area Data Processing since May 1991.

      Calvin P. Carter (Age 73) has been a Director of Old Dominion since May 1991; a Director of Southside Electric Cooperative since June 1972; self employed as the owner of Carter's Store, a retail store, since April 1960; the owner of Carter Stone Co., a stone quarry, since June 1965; and a member of the Campbell County Board of Supervisors since November 1979.

      Glenn F. Chappell (Age 54) has been a Director of Old Dominion since December 1995; a Director of Prince George Electric Cooperative since February 1985; a Director of the VMDA since December 1995; and a self-employed farmer since 1962.

      Stanley C. Feuerberg (Age 46) has been a Director of Old Dominion since July 1992; a Director of CSC since June 1996; President and Chief Executive Officer of Northern Virginia Electric Cooperative since January 1992; and was Vice President and Chief Operating Officer of Vermont Electric Power Company, Inc. from July 1985 until January 1992.

      Hunter R. Greenlaw, Jr. (Age 52) has been a Director of Old Dominion since November 1991; a Director of CSC since June 1996; a Director of Northern Neck Electric Cooperative since May 1979; and the President of Greenlaw Properties, Ltd., a real estate development and general contracting company, since August 1974.

      Bruce A. Henry (Age 52) has been a Director of Old Dominion since November 1993; a Director of Delaware Electric Cooperative since August 1978; and the owner and Secretary/Treasurer of Delmarva Builders, Inc. since January 1981.

      Frederick L. Hubbard (Age 57) has been a Director of Old Dominion since November 1991; Executive Vice President and General Manager of Choptank Electric Cooperative since May 1991; a Director of Peoples Bank of Maryland since June 1996; and was Manager of Electric Operations for Choptank Electric Cooperative from June 1982 until May 1991.

      David J. Jones (Age 49) has been a Director of Old Dominion since July 1986; a Director of Mecklenburg Electric Cooperative since June 1982; a Director of DPC since August 1990; Vice President of Exchange Warehouse, Inc. since April 1996; the owner and operator of Big Fork Farms since April 1970; and was a member of the Virginia Polytechnic Institute Extension Advisory Board, a farmers' advisory board, from January 1985 until October 1992.

      Hugh M. Landes (Age 60) has been a Director of Old Dominion since January 1978; General Manager of BARC Electric Cooperative since March 1978; and a Director of United Utility Supply Cooperative Corporation since June 1981.

      William M. Leech, Jr. (Age 70) has been a Director of Old Dominion since August 1977; a Director of DPC since July 1995; a Director of BARC Electric Cooperative since October 1970; a Director of CSC since June 1996; and was engaged in farming from September 1955 until December 1988 at which point he retired.

      James M. Reynolds (Age 50) was Chairman of Old Dominion's Board of Directors from July 1992 until July 1995; a Director of Old Dominion since May 1977; President of DPC from July 1992 until July 1995; General Manager of Community Electric Cooperative since April 1977; was Secretary/Treasurer of Old Dominion's Board of Directors from March 1981 until July 1992; was Secretary of DPC from December 1986 until July 1988; was Secretary/Treasurer of DPC from July 1988 until July 1992; and was a Director of CFC from February 1983 until February 1989.

      Charles R. Rice, Jr. (Age 56) has been Vice Chairman of Old Dominion's Board of Directors since July 1995; a Director of Old Dominion since August 1986; General Manager of Northern Neck Electric Cooperative since August 1986; and a Director of Northern Neck Electric Cooperative, Ltd since July 1997.

      Cecil E. Viverette, Jr. (Age 56) has been Secretary/Treasurer of Old Dominion's Board of Directors since July 1997; a Director of Old Dominion since March 1988; President of RHI since July 1990; President of Rappahannock Electric Cooperative since March 1988; and was Assistant Manager of Rappahannock Electric Cooperative from October 1978 until March 1988.

      Gwaltney W. White, Jr. (Age 70) has been a Director of Old Dominion since June 1989; Vice President of RHI since July 1990; a Director of Community Electric Cooperative since March 1983; Chairman of the Board of Directors of CSC since June 1996; a Director of Prescription Fertilizer and Chemical Company, Inc. since January 1968; was a farmer and peanut buyer from January 1948 until January 1990; and was the Vice President of Prescription Fertilizer and Chemical Company, Inc. from January 1968 until January 1994.

      Carl R. Widdowson (Age 59) has been a Director of Old Dominion since February 1987; a Director of Choptank Electric Cooperative since February 1980; a Director of DPC since July 1988; and a farmer since December 1956.

      C. Douglas Wine (Age 55) has been a Director of Old Dominion since April 1991; President and Chief Executive Officer of Shenandoah Valley Electric Cooperative since July 1995; Secretary of RHI since April 1991; Executive Vice President of Shenandoah Valley Electric Cooperative from April 1991 until July 1995; a Director of an advisory board to the Board of Directors of First Virginia Bank - Blue Ridge since April 1991; Manager of North River Telephone Cooperative since January 1994; and was the Operations Manager of Shenandoah Valley Electric Cooperative from January 1984 until March 1991.

Item 11.  Executive Compensation

     The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as Old Dominion's President and Chief Executive Officer or acting in a similar capacity during the last completed fiscal year and Old Dominion's two executive officers (collectively the "Named Executives") for services rendered to Old Dominion in all capacities during each of the last three fiscal years. The table also identifies the principal capacity in which each of the Named Executives served Old Dominion at the end of fiscal year 1997.

                                             SUMMARY COMPENSATION TABLE


                               Annual Compensation
                                                                                           Other
                                                                                           Annual       All Other
                                                                                           Compen-       Compen-
Name and                                                      Salary        Bonus          sation        sation
Principal Position                                 Year        (2)(3)                      (4)          (5)
-----------------------------------------------------------------------------------------------------------------
Ronald W. Watkins(1)                                1997     $321,593            -     $   1,149         $21,440
President and Chief                                 1996      360,900            -         1,181          12,559
     Executive Officer                              1995      190,137            -        37,613             945

Daniel M. Walker                                    1997      143,530       $6,500             -          20,939
Vice President of Accounting                        1996      139,323            -             -          15,693
     and Finance                                    1995      133,952            -             -          16,287

Konstantinos N. Kappatos                            1997      143,530        7,500             -          22,676
Vice President of Engineering                       1996      139,323            -             -          17,297
     and Operations                                 1995      133,952            -             -          17,827


-------------------
(1) In 1991, Old Dominion and the VMDA entered into an agreement pursuant to which the VMDA agreed to contribute to the President and Chief Executive Officer's annual compensation. In 1997, 1996, and 1995, VMDA contributed $24,000, $50,000, and $30,000, respectively, toward Mr. Watkin's annual compensation.
(2) Includes amounts deferred by the Named Executives under the provisions of the SelectRe Pension Plan (the "401(k) Plan") a multi-employer tax qualified retirement plan administered by the National Rural Electric Cooperative Association. All employees of Old Dominion are eligible to become participants on the first day of the month following completion of one year of eligible service.
(3) In March 1995, Old Dominion and the VMDA entered into an agreement with Mr. Watkins pursuant to which Old Dominion and the VMDA agreed to fund a supplemental retirement package for Mr. Watkins with an annual fixed contribution of $60,000. The amount paid in 1996 by Old Dominion was $60,000 for 1997 and $108,300 for 1996 and 1995 combined.
(4) Perquisites and other personal benefits paid to Mr. Watkins in 1997 and 1996 included expenses for a company automobile. Neither Mr. Walker nor Mr. Kappatos received any perquisites or other personal benefits in any of the fiscal years covered by the table.
(5) The amount reflected in this column for 1997 is composed of contributions made by Old Dominion under the Retirement and Security Plan, the 401(k) Plan, payments made by Old Dominion for life insurance coverage and amounts accrued by Old Dominion under the Salary Continuation Plan . Specifically these amounts for fiscal year 1997 were $15,267, $4,733, $1,440, and $0 for Mr. Watkins; $8,428, $2,871, $801, and $8,840 for Mr. Walker; and $8,428,
     $2,871, $801, and $10,577 for Mr. Kappatos, respectively.

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


                                                          Years of Benefit Service
                                     --------------------------------------------------------------

     Final Average Salary              15            20           25            30            35
     --------------------            ------        ------        -----         ----         ------

             $ 75,000                $19,125       $25,500      $31,875      $ 38,250      $ 44,625
              100,000                 25,500        34,000       42,500        51,000        59,500
              125,000                 31,875        42,500       53,125        63,750        74,375
              150,000                 38,250        51,000       63,750        76,500        89,250



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

      As of December 31, 1997, years of credited service under the Plan at "normal retirement age" for each of the Named Executives was: Mr. Watkins,
2.75 years; Mr. Walker, 12.92 years; and Mr. Kappatos, 12.92 years.

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



Item 12.  Security Ownership of Certain Beneficial Owners and Management

                                                   Not Applicable



Item 13.  Certain Relationships and Related Transactions

                                                   Not Applicable

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) The following documents are filed as part of this Form 10-K.

1.    Financial Statements

      See Index on page 24.

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

     *4.5 Fourth Supplemental Indenture, dated as of December 15, 1994, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.5 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
               1997).

      *4.6 Fifth Supplemental Indenture, dated as of February 29, 1996, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.6 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
               1997).

     *4.7 Form of Bonds, 1992 Series A (filed as exhibit 4.2 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

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

     *10.34 Transmission Service Agreement between Delmarva Power & Light Company and Old Dominion Electric Cooperative, effective January 1, 1995 (filed as exhibit 10.39 to Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15,
               1995).

     *10.35 Participation Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co (filed as exhibit 10.35 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
               1996).

     *10.36 Clover Unit 1 Equipment Interest Lease Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Equipment Head Lessor, and State Street Bank and Trust Company, as Equipment Head Lessee (filed as exhibit 10.36 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    **10.37 Equipment Operating Lease Agreement, dated as of February 29, 1996, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee (filed as exhibit 10.37 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    **10.38    Corrected Option  Agreement to Lease,  dated as of February
               29,  1996,  among Old  Dominion  Electric  Cooperative  and State
               Street Bank and Trust Company (filed as exhibit 10.38 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

     *10.39 Clover Agreements Assignment and Assumption Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Assignor, and State Street Bank and Trust Company, as Assignee (filed as exhibit 10.39 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

     *10.40 Deposit Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Depositor, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Issuer (filed as exhibit 10.40 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

     *10.41 Deposit Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee (filed as exhibit 10.41 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

     *10.42 Payment Undertaking Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch (filed as exhibit 10.42 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

     *10.43 Payment Undertaking Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and State Street Bank and Trust Company, as Payment Undertaking Pledgee (filed as exhibit 10.43 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

     *10.44 Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee (filed as exhibit 10.44 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

      *10.45 Tax Indemnity Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co. (filed as exhibit 10.45 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
               1996).

      *10.46 Participation Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Clover Unit 2 Generating Trust, Wilmington Trust Company, the Owner Participant named therein and Utrecht-America Finance Co. (filed as exhibit 10.46 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

     **10.47 Clover Unit 2 Equipment Interest Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Clover Unit 2 Generating Trust (filed as exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

     **10.48 Operating Equipment Agreement, dated as of July 1, 1996, between Clover Unit 2 Generating Trust and Old Dominion Electric Cooperative (filed as exhibit 10.48 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
               1996).

      *10.49 Clover Agreements Assignment and Assumption Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Assignor, and Clover Unit 2 Generating Trust, as Assignee (filed as exhibit 10.49 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

      *10.50 Deed of Ground Lease and Sublease Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Ground Lessor, and Clover Unit 2 Generating Trust, as Ground Lessee (filed as exhibit 10.50 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

      *10.51 Guaranty Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and AMBAC Indemnity Corporation (filed as exhibit 10.51 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

      *10.52 Investment Agreement, dated as of July 31, 1996, among AMBAC Capital Funding, Inc., Old Dominion Electric Cooperative and
               AMBAC   Indemnity   Corporation   (filed  as exhibit   10.52  to
               Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

      *10.53 Investment Agreement Pledge Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, as Investment Agreement Pledgor, AMBAC Indemnity Corporation, the Owner Participant named therein and Clover Unit 2 Generating Trust (filed as exhibit
               10.53 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

      *10.54 Equity Security Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Pledgor, and Wilmington Trust Company, as Collateral Agent (filed as exhibit
               10.54 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

      *10.55 Payment Undertaking Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch (filed as exhibit 10.55 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
               1996).

      *10.56 Payment Undertaking Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and Clover Unit 2 Generating Trust, as Payment Undertaking Pledgee (filed as exhibit 10.56 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

      *10.57 Subordinated Deed of Trust and Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Richard W. Gregory, Trustee, and Michael P. Drzal, Trustee (filed as exhibit
               10.57 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

      *10.58 Subordinated Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, the Owner Participant named therein, AMBAC Indemnity Corporation and Clover Unit 2 Generating Trust (filed as exhibit 10.58 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
               1996).

      *10.59 Tax Indemnity Agreement, dated as of July 1 1996, between Old Dominion Electric Cooperative and the Owner Participant named therein (filed as exhibit 10.59 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
               1996).

       21 Subsidiaries of Old Dominion Electric Cooperative (not included because Old Dominion Electric Cooperative's subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a "significant subsidiary" under Rule 1-02(w) of Regulation S-X).

       27      Financial Data Schedule.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1997.
----------------------

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


                                        OLD DOMINION ELECTRIC COOPERATIVE
                                                    Registrant




Date:  March 31, 1998                   By: /s/ RONALD W. WATKINS
                                           -----------------------------
                                               Ronald W. Watkins
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the following capacities on March 31, 1998.

             Signature                           Title
             ---------                           ------

        /s/ RONALD W. WATKINS
        -----------------------
        Ronald W. Watkins             President (principal executive officer)

        /s/ DANIEL M. WALKER
        -----------------------
        Daniel M. Walker              Vice President of Accounting & Finance
                                           (principal financial officer)
        /s/ ROBERT L. KEES
        -----------------------
        Robert L. Kees                Controller (principal accounting officer)

        /s/ WILLIAM M. ALPHIN
        -----------------------
        William M. Alphin                           Director

        /s/ JOHN C. ANDERSON
        -----------------------
        John C. Anderson                            Director

        /s/ E. PAUL BIENVENUE
        -----------------------
        E. Paul Bienvenue                           Director

        /s/ FRANK W. BLAKE
        -----------------------
        Frank W. Blake                              Director

        /s/ JOHN E. BONFADINI
        -----------------------
        John E. Bonfadini                           Director

             Signature                           Title
             ---------                           -----


        /s/ M. JOHN BOWMAN
        -----------------------
        M. John Bowman                              Director

        /s/ DICK D. BOWMAN
        -----------------------
        Dick D. Bowman                              Director

        /s/ M. DALE BRADSHAW
        -----------------------
        M. Dale Bradshaw                            Director

        /s/ VERNON N. BRINKLEY
        -----------------------
        Vernon N. Brinkley                          Director

        /s/ CALVIN P. CARTER
        -----------------------
        Calvin P. Carter                            Director

        /s/ GLENN F. CHAPPELL
        -----------------------
        Glenn F. Chappell                           Director

        /s/ STANLEY C. FEUERBERG
        -----------------------
        Stanley C. Feuerberg                        Director

        /s/ HUNTER R. GREENLAW, JR.
        -----------------------
        Hunter R. Greenlaw, Jr.                     Director

        /s/ BRUCE A. HENRY
        -----------------------
        Bruce A. Henry                              Director

        /s/ FREDERICK L. HUBBARD
        -----------------------
        Frederick L. Hubbard                        Director

        /s/ DAVID J. JONES
        -----------------------
        David J. Jones                              Director

        /s/ HUGH M. LANDES
        -----------------------
        Hugh M. Landes                              Director

        /s/ WILLIAM M. LEECH, JR.
        -----------------------
        William M. Leech, Jr.                       Director

        /s/ JAMES M. REYNOLDS
        -----------------------
        James M. Reynolds                           Director

        /s/ CHARLES R. RICE, JR.
        -----------------------
        Charles R. Rice, Jr.                        Director


                   Signature                           Title
                   ---------                           -----


        /s/ CECIL E. VIVERETTE, JR.
        -----------------------
        Cecil E. Viverette, Jr.                     Director

        /s/ GWALTNEY W. WHITE, JR.
        -----------------------
        Gwaltney W. White, Jr.                      Director

        /s/ CARL R. WIDDOWSON
        -----------------------
        Carl R. Widdowson                           Director

        /s/ C. DOUGLAS WINE
        -----------------------
        C. Douglas Wine                             Director





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