Form 10-Q
period 1998-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 1998-05-15
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -----------

                                   FORM 10-Q

                                   (Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

                       OLD DOMINION ELECTRIC COOPERATIVE

                                     INDEX


                                                                          Page
                                                                          Number
                                                                          ------


PART I.  Financial Information


Item 1.     Financial Statements

            Consolidated Balance Sheets - March 31, 1998 (Unaudited)
              and December 31, 1997                                         3

            Consolidated Statements of Revenues, Expenses and
              Patronage Capital (Unaudited) - Three Months Ended
              March  31, 1998 and 1997                                      5

            Consolidated Statements of Comprehensive Income (Unaudited)
              - Three Months Ended March 31, 1998 and 1997                  6

            Consolidated Statements of Cash Flows (Unaudited) - Three
              Months Ended March 31, 1998 and 1997                          7

            Notes to Consolidated Financial Statements                      8



Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                10


PART II.    Other Information


Item 1.     Legal Proceedings                                              14

Item 6.     Exhibits and Reports on Form 8-K                               14

Signature                                                                  15


Exhibit Index                                                              16

                        OLD DOMINION ELECTRIC COOPERATIVE
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS




                                                                 March 31,         December 31,
                                                                   1998               1997
                                                                ------------      ------------
                                                                         (in thousands)
ASSETS:                                                         (unaudited)               (*)

Electric Plant:
  In service                                                      $ 885,679         $ 885,670
  Less accumulated depreciation                                    (122,685)         (116,409)
                                                                ------------      ------------

                                                                    762,994           769,261
  Nuclear fuel, at amortized cost                                     5,120             6,401
  Plant acquisition adjustment, at amortized cost                    17,040            22,721
  Construction work in progress                                      16,128            12,701
                                                                ------------      ------------

     Net Electric Plant                                             801,282           811,084
                                                                ------------      ------------

Decommissioning Fund                                                 48,039            44,162
Other Investments and Funds                                          27,816            24,539
Restricted Investments and Funds                                    114,422           116,080
Current Assets:
  Cash and cash equivalents                                          93,532            61,740
  Receivables, net of allowance of $6.0 million in
       1998 and 1997                                                 32,236            34,582
  Fuel stock                                                          3,375             4,254
  Materials and supplies, at average cost                             5,459             5,362
  Prepayments                                                         1,580             1,439
                                                                ------------      ------------

     Total Current Assets                                           136,182           107,377
                                                                ------------      ------------

Deferred Charges                                                     13,867            14,058
Other Assets                                                         12,479            12,612
                                                                ------------      ------------

     Total Assets                                               $ 1,154,087       $ 1,129,912
                                                                ============      ============





   The accompanying notes are an integral part of the consolidated financial statements.

(*) The Consolidated Balance Sheet at December 31, 1997, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                           CONSOLIDATED BALANCE SHEETS






                                                                  March 31,       December 31,
                                                                    1998              1997
                                                                ------------      ------------

                                                                       (in thousands)
CAPITALIZATION AND LIABILITIES:                                 (unaudited)               (*)


Capitalization:
  Patronage capital                                               $ 197,046         $ 197,552
  Accumulated other comprehensive income                                334                 -
  Long-term debt                                                    606,442           605,878
                                                                ------------      ------------

     Total Capitalization                                           803,822           803,430
                                                                ------------      ------------

Current Liabilities:
  Long-term debt due within one year                                 29,535            30,116
  Accounts payable                                                   27,726            31,732
  Accounts payable - Member deposits                                 40,780            26,118
  Deferred energy                                                     3,651             3,960
  Accrued interest                                                   16,147             4,111
  Accrued taxes                                                         907               263
  Other                                                               4,067             4,151
                                                                ------------      ------------

     Total Current Liabilities                                      122,813           100,451
                                                                ------------      ------------

Decommissioning Reserve                                              48,039            44,162
Deferred Credits                                                     61,093            61,782
Obligations Under Long-Term Leases                                  117,576           119,343
Other Liabilities                                                       744               744
Committments and Contingencies
                                                                ------------      ------------

     Total Capitalization and Liabilities                       $ 1,154,087       $ 1,129,912
                                                                ============      ============



     The accompanying notes are an integral part of the consolidated financial statements.

(*) The Consolidated Balance Sheet at December 31, 1997, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)





                                                                    Three Months Ended
                                                                          March 31,
                                                                ----------------------------

                                                                1998                1997
                                                                -----------      -----------
                                                                       (in thousands)
Operating Revenues:
  Sales to Members                                               $  85,675       $  88,818
  Sales to non-member                                                  172              27
                                                                -----------      ----------

                                                                    85,847          88,845
                                                                -----------      ----------

Operating Expenses:
  Operation:
    Fuel                                                            10,979          10,441
    Purchased power                                                 36,116          43,368
    Other                                                            5,749           5,474
                                                                -----------      ----------
                                                                    52,844          59,283
  Maintenance                                                        1,838           1,923
  Administrative and general                                         3,791           3,952
  Depreciation and amortization                                     12,100           6,515
  Amortization of lease gains                                         (689)           (689)
  Decommissioning cost                                                 170             170
  Taxes other than income taxes                                      1,857           1,804
                                                                -----------      ----------

       Total Operating Expenses                                     71,911          72,958
                                                                -----------      ----------

Operating Margin                                                    13,936          15,887
                                                                -----------      ----------


Other Income, net                                                      574             118
                                                                -----------      ----------


Investment Income:
  Interest                                                             960             970
  Other                                                                 94             107
                                                                -----------      ----------

       Total Investment Income                                       1,054           1,077
                                                                -----------      ----------


Interest Charges:
  Interest on long-term debt, net                                   12,995          14,259
  Other                                                                 63              47
  Allowance for borrowed funds used during construction               (104)            (86)
                                                                -----------      ----------

       Net Interest Charges                                         12,954          14,220
                                                                -----------      ----------

Net Margin                                                           2,610           2,862
Patronage Capital-beginning of period                              197,552         184,752
Payment of Capital Credits                                          (3,116)              -
                                                                -----------      ----------

Patronage Capital-end of period                                  $ 197,046       $ 187,614
                                                                ===========      ==========





     The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                  STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                                  Three Months Ended
                                                        March 31,
                                              ----------------------------

                                                 1998             1997
                                              -----------      -----------
                                                     (in thousands)


Net Margin                                       $ 2,610          $ 2,862
Other comprehensive income:
     Unrealized gains on investments                 334                -
                                              -----------      -----------

Comprehensive income                             $ 2,944          $ 2,862
                                              ===========      ===========


     The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)






                                                                      Three Months Ended
                                                                           March 31,
                                                                -----------------------------

                                                                    1998              1997
                                                                -----------         ----------
                                                                           (in thousands)

Cash Provided by Operating Activities:
  Net margin                                                       $ 2,610           $ 2,862
  Adjustments to reconcile net margin to net cash
   provided by operating activities:
    Depreciation                                                     6,316             5,973
    Amortization of plant acquisition adjustment                     5,681               517
    Amortization of nuclear fuel                                     1,281             1,516
    Decommissioning cost                                               170               170
    Amortization of debt discount                                      564               537
    Amortization of other debt costs                                   237               306
    Amortization of deferred charges and other assets                  100                22
    Amortization of lease obligations                                2,082             1,936
    Gain from lease transactions                                      (689)             (689)
    Changes in Current Assets and Current Liabilities:
      Change in current assets                                       2,986            13,489
      Change in current liabilities                                 22,943            29,997
    (Increase) decrease in deferred charges                           (100)               90
    Decrease in other assets                                            87               121
                                                                -----------      ------------

       Net Cash Provided by Operating Activities                    44,268            56,847
                                                                -----------      ------------


Cash Used for Financing Activities:
  Obligations under long-term lease                                 (3,848)             (816)
  Payment of long-term debt                                           (581)                -
  Payment of capital credits                                        (3,116)                -
                                                                -----------      ------------

       Net Cash Used for Financing Activities                       (7,545)             (816)
                                                                -----------      ------------

Cash Used for Investing Activities:
  Additions to electric plant                                       (3,453)             (514)
  Decommissioning fund deposits                                       (170)             (170)
  Additions to other investments and funds, net                     (2,942)             (200)
  Decrease (increase) in restricted investments and funds, net       1,657            (1,285)
  Retirement work in progress                                          (23)               54
                                                                -----------      ------------

       Net Cash Used for Investing Activities                       (4,931)           (2,115)
                                                                -----------      ------------

             Net Change in Cash and Cash Equivalents                31,792            53,916
Beginning of Period Cash and Cash Equivalents                       61,740            46,217
                                                                -----------      ------------

End of Period Cash and Cash Equivalents                           $ 93,532         $ 100,133
                                                                ===========      ============



     The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of March 31, 1998, and its consolidated results of operations, comprehensive income and cash flows for the three months ended March 31, 1998 and 1997. The consolidated results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. In April 1998, Ronald W. Watkins and Old Dominion's Board of Directors decided not to renew Mr. Watkins' employment contract, which expired April 1, 1998. Mr. Watkins had been president and chief executive officer of Old Dominion since April 1, 1995. The Board of Directors named Charles R. Rice, Jr., current vice chairman of Old Dominion's board, to serve as acting president until a new president and chief executive officer is hired.

3. In 1995, Old Dominion and 10 of its 12 member distribution systems established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover approximately $16.3 million in amounts owed under the power sales contract, plus damages and fees. A trial date has not been set. CSC and the other participants in Seacoast Power LLC have sold their interest in this venture but have retained their interest in this lawsuit.

4. On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. On January 29, 1998, the Texas Court of Appeals issued an order affirming the default judgment against Seacoast but reversing and remanding the award of damages as factually unsupported.

5. On February 27, 1997, Southside Electric Cooperative ("Southside"), one of two member distribution systems that did not participate in forming CSC, raised a question as to whether the loss, with respect to Old Dominion's interest in Seacoast, should be borne totally by Old Dominion, thus resulting in a greater financial burden on Southside. Southside asserts that their share of the loss should be limited to a pro rata share of Old Dominion's 30% common equity participation in CSC, which may be less than their proportionate share as an Old Dominion Member. On October 16,
     1997, the Board of Directors of Southside passed a resolution outlining various issues of concern with Old Dominion. Management believes these issues will be resolved over time and without a material impact on Old Dominion's financial position.

6. On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative"). Management is currently evaluating various alternatives as Old Dominion prepares for transition to competition. The Strategic Plan Initiative could result in an alternate treatment of Old Dominion's excess margins, which are currently returned to Members through the Margin
     Stabilization Plan. Northern Virginia Electric Cooperative ("NOVEC"), Rappahannock Electric Cooperative ("REC"), and Southside have voiced concerns about the level and timing of stranded cost recovery as contemplated by the Strategic Plan Initiative. Further, NOVEC and REC have expressed concerns about the Strategic Plan Initiative regarding: (1) the all-requirements nature of the Wholesale Power Contracts that they have with Old Dominion, and (2) whether Old Dominion has the right under the Wholesale Power Contracts to "over-collect" monies from its members for future debt retirement or for payment of future stranded costs. To address these concerns, Old Dominion is working with representatives from NOVEC and REC.

7. In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, Old Dominion has included a Statement of Comprehensive Income in its consolidated financial statements for the quarter ended March 31, 1998.

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

     The following table illustrates the increases (decreases) in operating revenues by component:



                                                                  Three Months
                                                                      Ended
                                                                     March 31,
                                                                  1998 vs 1997
                                                                 --------------
                                                                 (in thousands)



              Sales to Members:
                 Power sales volume                                  $(3,013)
                 Blended rates                                          (492)
                 Fuel adjustment revenue                              (1,006)
                 Margin stabilization plan adjustment                  1,368
                                                                    ---------
                                                                      (3,143)
              Sales to non-member                                        145
                                                                    ---------
                                                                     $(2,998)
                                                                    =========



     The milder weather in the first quarter of 1998 as compared to the same period of 1997 resulted in a 4.3% decrease in demand sales and a 2.2% decrease in energy sales. Old Dominion's demand and energy sales for the three months ended March 31, 1998, were 3,668,716 MW and 1,924,132 MWh, respectively. Old Dominion's demand and energy sales for the three months ended March 31, 1997, were 3,803,952 MW and 1,965,120 MWh, respectively.


     Operating Expenses. Old Dominion has an 11.6% undivided ownership interest in the North Anna Nuclear Power Station ("North Anna") and a 50% undivided interest in the Clover Power Station ("Clover"). While nuclear power plants, such as North Anna, generally have relatively high fixed costs, such facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear power plants, including Old Dominion, incur the embedded fixed costs of these facilities whether or not the units operate.

     When either North Anna or Clover is off-line, Old Dominion must purchase replacement power that is more costly. Any change in the amount of Old Dominion's energy output from North Anna or Clover displaces or is replaced by higher cost supplemental energy purchases from Virginia Electric and Power Company ("Virginia Power"). As a result, Old Dominion's operating expenses, and therefore its rates to the Members, are significantly affected by the operation of North Anna and Clover.

     North Anna and Clover capacity factors for 1998 and 1997 were as follows:




                                               North Anna                       Clover
                                              ------------                      ------
                                          Three Months Ended               Three Months Ended
                                               March 31,                        March 31,
                                        ---------------------             --------------------
                                          1998         1997                 1998         1997
                                        --------     --------             -------       ------

             Unit 1                     99.8%          100.9%              87.6%         61.9%
             Unit 2                     97.0           100.7               58.6          70.3
             Combined                   98.4           100.8               73.1          66.1%



     North Anna Units 1 and 2 were not off-line during the first quarter of 1998 or 1997.

     As of March 31, 1998, Clover Unit 1 had been on-line 138 consecutive days. Clover Unit 2 was taken off-line February 28, 1998, for a scheduled chimney liner replacement. During the first quarter of 1997, Clover Unit 1 was off-line 13 days while repairs were made to the chimney's titanium liner and Clover Unit 2 was off-line 11 days for a scheduled one-year warranty inspection.

     In addition to power generated at North Anna and Clover, Old Dominion purchases power from Virginia Power, Public Service Electric & Gas ("PSE&G"), Delmarva Power & Light ("Delmarva Power") and others. Old Dominion's energy supply for 1998 and 1997 was as follows:



                                                                           Three Months Ended
                                                                                 March 31,
                                                              ----------------------------------------------

                                                                      1998                     1997
                                                              ---------------------      -------------------
                                                                  (MWh)                     (MWh)

               North Anna                                        441,113    22.6%          452,309    22.4%
               Clover                                            689,043    35.2           621,660    30.7
               Purchased Power:
                  Virginia Power                                 397,140    20.3           473,671    23.4
                  PSE&G & Others                                 285,076    14.6           254,025    12.6
                  Delmarva Power                                  87,840     4.5           168,073     8.3
                  Other                                           54,872     2.8            52,449     2.6
                                                               ---------   ------        ----------  -------
                    Total Available Energy                     1,955,084   100.0%         2,022,187   100.0%
                                                               =========   ======        ==========  =======



     Increased production at Clover and mild weather were the primary factors affecting operating expenses in the first quarter of 1998. Purchased power costs were lower than in the first quarter of 1997 because of the increased production at Clover and the decrease in sales. Fuel and other operation costs were greater in 1998 than in the first quarter of 1997 because of the increased production at Clover.

    Other operating expenses in the first quarter of 1998 remained approximately the same as in the first quarter of 1997 except for depreciation expense, which increased as a result of accelerating amortization of the remaining North Anna plant acquisition adjustment.

    Other income, net, increased because of a refund of administrative and general expenses for 1996 and 1997 which resulted from implementation of a new Interconnection and Operating Agreement with Virginia Power.

    Interest on long-term debt decreased in the first quarter of 1998 as compared to the same period in 1997 due to the purchase of $32.0 million of outstanding debt in 1997.

Liquidity and Capital Resources

    Operating Activities. Operating activities are an important source of cash for Old Dominion providing $44.3 million in the first quarter of 1998 and $56.8 million in the first quarter of 1997. The decrease of $12.5 million is primarily due to the accelerated amortization of certain regulatory assets in December 1997 and the change between periods in non-cash working capital, mainly accounts payable and accrued expenses.

    Financing Activities. Financing activities resulted in a cash outflow of $7.5 million as Old Dominion used its cash from operations for debt service and the retirement of a portion of capital credits.

     Investing Activities. Investing activities resulted in a net cash outflow of $4.9 million mainly due to electric plant additions.


Other Matters

    In April 1998, Ronald W. Watkins and the Board of Directors of Old Dominion decided not to renew Mr. Watkins' employment contract, which expired April 1, 1998. Mr. Watkins had been president and chief executive officer of Old Dominion since April 1, 1995. The Board of Directors named Charles R. Rice, Jr., current vice chairman of Old Dominion's board, to serve as acting president until a new president and chief executive officer is hired.

    In 1995, Old Dominion and 10 of its 12 member distribution systems established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover approximately $16.3 million in amounts owed under the power sales contract, plus damages and fees. A trial date has not been set. CSC and the other participants in Seacoast Power LLC have sold their interest in this venture but have retained their interest in this lawsuit.

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

    On February 27, 1997, Southside Electric Cooperative ("Southside"), one of two Member distribution systems that did not participate in forming CSC, raised a question as to whether the loss, with respect to Old Dominion's interest in Seacoast, should be borne totally by Old Dominion, thus resulting in a greater financial burden on Southside. Southside asserts that their share of the loss should be limited to a pro rata share of Old Dominion's 30% common equity participation in CSC, which may be less than their proportionate share as an Old Dominion Member. On October 16, 1997, the Board of Directors of Southside passed a resolution outlining various issues of concern with Old Dominion. Management believes these issues will be resolved over time and without a material impact on Old Dominion's financial position.

    On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative"). Management is currently evaluating various alternatives as Old Dominion prepares for transition to competition. The Strategic Plan Initiative could result in an alternate treatment of Old Dominion's excess margins, which are currently returned to Members through the Margin Stabilization Plan. Northern Virginia Electric Cooperative ("NOVEC"), Rappahannock Electric Cooperative ("REC"), and Southside have voiced concerns about the level and timing of stranded cost recovery as contemplated by the Strategic Plan Initiative. Further, NOVEC and REC have expressed concerns about the Strategic Plan Initiative regarding: (1) the all-requirements nature of the Wholesale Power Contracts that they have with Old Dominion, and (2) whether Old Dominion has the right under the Wholesale Power Contracts to "over-collect" monies from its members for future debt retirement or for payment of future stranded costs. To address these concerns, Old Dominion is working with representatives from NOVEC and REC.

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

Year 2000 Compliance

    Old Dominion has entered into a contract for an assessment of its information systems and vendor supplied application software as it relates to their ability to comply with the year 2000. The assessment is scheduled to begin May 18, 1998 and is expected to be complete in mid-July. Management anticipates that some computer systems may require modification or replacement; however, the cost of any modification or replacement has not been determined at this time.

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


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           27.Financial Data Schedule

     (b)   Reports on Form 8-K.

           The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OLD DOMINION ELECTRIC COOPERATIVE
                                              Registrant




Date:     March 15, 1998                 /s/Daniel  M. Walker
                                      ------------------------------------
                                             Daniel M. Walker
                                    Vice President of Accounting and Finance
                                           (Chief Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                                                   Page
Number             Description of Exhibit                                Number
-------            ----------------------                                ------

    27.       Financial Data Schedule                                       17