Form 10-Q
period 1998-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 1998-08-14
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

                                   (Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _________

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

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX


                                                                                                   Page
                                                                                                 Number





PART I.  Financial Information


Item 1.     Financial Statements

               Consolidated Balance Sheets - June 30, 1998 (Unaudited)
                 and December 31, 1997                                                                3

               Consolidated Statements of Revenues, Expenses and
                 Patronage Capital (Unaudited) - Three and Six Months Ended
                 June 30, 1998 and 1997                                                               5

               Consolidated Statements of Comprehensive Income (Unaudited) -
                 Three and Six Months Ended June 30, 1998 and 1997                                    6

               Consolidated Statements of Cash Flows (Unaudited) - Six
                 Months Ended June 30, 1998 and 1997                                                  7

               Notes to Consolidated Financial Statements                                             8



Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                          10


PART II.  Other Information


Item 1.     Legal Proceedings                                                                        16

Item 6.     Exhibits and Reports on Form 8-K                                                         16

Signature                                                                                            17


Exhibit Index                                                                                        18



                            OLD DOMINION ELECTRIC COOPERATIVE
                              PART I. FINANCIAL INFORMATION

                              ITEM 1. FINANCIAL STATEMENTS
                               CONSOLIDATED BALANCE SHEETS
                                     (in thousands)


                                                                June 30,      December 31,
                                                                  1998           1997
                                                               ------------   ------------
                                                               (unaudited)            (*)

ASSETS:
Electric Plant:
  In service                                                     $ 885,420      $ 885,670
  Less accumulated depreciation                                   (128,058)      (116,409)
                                                               ------------   ------------
                                                                   757,362        769,261
  Nuclear fuel, at amortized cost                                    3,663          6,401
  Plant acquisition adjustment, at amortized cost                   11,360         22,721
  Construction work in progress                                     15,841         12,701
                                                               ------------   ------------
     Net Electric Plant                                            788,226        811,084
                                                               ------------   ------------
Decommissioning Fund                                                49,121         44,162
Other Investments and Funds                                         32,431         24,539
Restricted Investments and Funds                                   116,454        116,080
Current Assets:
  Cash and cash equivalents                                         85,092         61,740
  Receivables, net of allowance of $6.0 million in
         1998 and 1997                                              34,189         34,582
  Fuel stock                                                         2,676          4,254
  Materials and supplies, at average cost                            5,721          5,362
  Prepayments                                                        2,029          1,439
                                                               ------------   ------------
     Total Current Assets                                          129,707        107,377
                                                               ------------   ------------
Deferred Charges                                                    14,267         14,058
Other Assets                                                        11,787         12,612
                                                               ------------   ------------
     Total Assets                                              $ 1,141,993    $ 1,129,912
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

                            OLD DOMINION ELECTRIC COOPERATIVE

                               CONSOLIDATED BALANCE SHEETS
                                     (in thousands)


                                                                June 30,      December 31,
                                                                  1998           1997
                                                               ------------   ------------



CAPITALIZATION AND LIABILITIES:                                (unaudited)            (*)
Capitalization:
  Patronage capital                                              $ 199,672      $ 197,552
  Accumulated other comprehensive income                               477              -
  Long-term debt                                                   607,009        605,878
                                                               ------------   ------------
     Total Capitalization                                          807,158        803,430
                                                               ------------   ------------
Current Liabilities:
  Long-term debt due within one year                                29,535         30,116
  Accounts payable                                                  25,368         31,732
  Accounts payable  - Member deposits                               40,467         26,118
  Deferred energy                                                      661          3,960
  Accrued interest                                                   4,109          4,111
  Accrued taxes                                                      1,227            263
  Other                                                              3,535          4,151
                                                               -----------   ------------
     Total Current Liabilities                                     104,902        100,451
                                                               ------------   ------------
Decommissioning Reserve                                             49,121         44,162
Deferred Credits                                                    60,404         61,782
Obligations under Long-Term Leases                                 119,660        119,343
Other Liabilities                                                      748            744
Commitments and Contingencies
                                                               ------------   ------------
     Total Capitalization and Liabilities                      $ 1,141,993    $ 1,129,912
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

                        OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)
                                 (in thousands)



                                     Three Months Ended             Six Months Ended
                                          June 30,                      June 30,
                                 ---------------------------   ---------------------------
                                    1998           1997           1998           1997
                                 ------------   ------------   ------------   ------------




Operating Revenues:
  Sales to Members                  $ 82,099       $ 79,873      $ 167,774      $ 168,691
  Sales to non-members                   281            275            453            302
                                 ------------   ------------   ------------   ------------
                                      82,380         80,148        168,227        168,993
                                 ------------   ------------   ------------   ------------

Operating Expenses:
  Operation:
    Fuel                              10,183          7,924         21,162         18,365
    Purchased power                   32,217         35,935         68,333         79,303
    Other                              6,206          5,537         11,955         11,012
                                 ------------   ------------   ------------   ------------
                                      48,606         49,396        101,450        108,680
  Maintenance                          1,906          2,364          3,744          4,287
  Administrative and general           3,986          4,174          7,777          8,126
  Depreciation and amortization       12,092          7,041         24,192         13,556
  Amortization of lease gains           (689)          (689)        (1,378)        (1,378)
  Decommissioning cost                   170            170            340            340
  Taxes other than income taxes        1,860          1,791          3,717          3,595
                                 ------------   ------------   ------------   ------------
       Total Operating Expenses       67,931         64,247        139,842        137,206
                                 -----------   ------------   ------------   ------------
Operating Margin                      14,449         15,901         28,385         31,787
                                 ------------   ------------   ------------   ------------

Other Income/(Expense), net                8           (152)           582            (34)
                                 -----------   ------------   ------------   ------------

Investment Income:
   Interest                            1,138            677          2,098          1,647
   Other                                  60              -            154             96
                                 ------------   ------------   ------------   ------------
       Total Investment Income         1,198            677          2,252          1,743
                                 ------------   ------------   ------------   ------------

Interest Charges:
  Interest on long-term debt, net     12,997         13,724         25,992         27,983
  Other                                  137             49            200             85
  Allowance for borrowed funds
   used during construction             (105)          (100)          (209)          (186)
                                 -----------   ------------   ------------   ------------
       Net Interest Charges           13,029         13,673         25,983         27,882
                                 ------------   ------------   ------------   ------------
Net Margin                             2,626          2,753          5,236          5,614
Patronage Capital-beginning
        of period                    197,046        187,614        197,552        184,753
Payment of Capital Credits                 -              -         (3,116)             -
                                 ------------   ------------   ------------   ------------
Patronage Capital-end of period    $ 199,672      $ 190,367      $ 199,672      $ 190,367
                                 ============   ============   ============   ============



   The accompanying notes are an integral part of the consolidated financial statements.

                       OLD DOMINION ELECTRIC COOPERATIVE

                 STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                                    Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
                                                ---------------------------   ---------------------------
                                                   1998           1997           1998           1997
                                                ------------   ------------   ------------   ------------
                                                        (in thousands)               (in thousands)

Net Margin                                          $ 2,626        $ 2,753        $ 5,236        $ 5,614
Other comprehensive income:
     Unrealized gains on investments                    143              -            477              -
                                                ------------   ------------   ------------   ------------
Comprehensive income                                $ 2,769        $ 2,753        $ 5,713        $ 5,614
                                                ============   ============   ============   ============



   The accompanying notes are an integral part of the consolidated financial statements.

                            OLD DOMINION ELECTRIC COOPERATIVE

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     (in thousands)



                                                                    Six Months Ended
                                                                        June 30,
                                                               ---------------------------
                                                                  1998           1997
                                                               ------------   ------------



Cash Provided by Operating Activities:
  Net margin                                                       $ 5,236        $ 5,614
  Adjustments to reconcile net margin to net cash
   provided by operating activities:
    Depreciation                                                    12,618         12,472
    Amortization of plant acquisition adjustment                    11,361          1,035
    Amortization of nuclear fuel                                     2,738          2,735
    Decommissioning cost                                               340            340
    Amortization of debt discount                                    1,131          1,088
    Amortization of other debt costs                                   474            610
    Amortization of deferred charges                                   210             45
    Amortization of lease obligation                                 4,167          3,904
    Gain from lease transactions                                    (1,378)        (1,378)
    Changes in Current Assets and Current Liabilities:
         Change in current asssets                                   1,022          7,842
         Change in current liabilities                               5,032         30,615
    (Increase) decrease in deferred charges                           (801)           255
    Decrease (increase) in other assets                                733         (3,251)
    Decrease in deferred credits                                         -        (13,335)
    Increase (decrease) in other liabilities                             4             (3)
                                                               ------------   ------------
       Net Cash Provided by Operating Activities                    42,887         48,588
                                                               ------------   ------------

Cash Used for Financing Activities:
  Obligations under long-term leases                                (3,850)          (816)
  Payment of long-term debt, net                                      (581)       (31,703)
  Payment of capital credits                                        (3,116)             -
                                                               ------------   ------------
       Net Cash Used for Financing Activities                       (7,547)       (32,519)
                                                               ------------   ------------

Cash (Used for) Provided by Investing Activities:
  Additions to electric plant                                       (3,794)       (19,740)
  Decommissioning fund deposits                                       (340)          (340)
  (Additions) Reduction to other investments and funds, net         (7,415)        29,805
  Additions to restricted investments and funds, net                  (374)        (3,252)
  Retirement work in progress                                          (65)            45
                                                               ------------   ------------
       Net Cash (Used for) Provided by Investing Activities        (11,988)         6,518
                                                               ------------   ------------
            Net Change in Cash and Cash Equivalents                 23,352         22,587
  Beginning of Period Cash and Cash Equivalents                     61,740         46,217
                                                               ------------   ------------
  End of Period Cash and Cash Equivalents                         $ 85,092       $ 68,804
                                                               ============   ============



   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of June 30, 1998, its consolidated results of operations and its comprehensive income for the three and six months ended June 30, 1998 and 1997, and its consolidated cash flows for the six months ended June 30, 1998 and 1997. The consolidated results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. In April 1998, Ronald W. Watkins and Old Dominion's Board of Directors decided not to renew Mr. Watkins' employment contract, which expired April 1, 1998. Mr. Watkins had been president and chief executive officer of Old Dominion since April 1, 1995. The Board of Directors named Charles R. Rice, Jr., current vice chairman of Old Dominion's board, to serve as acting president until a new president and chief executive officer is appointed.

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

4. On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. On January 29, 1998, the Texas Court of Appeals issued an order affirming the default judgment against Seacoast but reversing and remanding the award of damages as factually unsupported. On March 18, 1998, Seacoast filed an appeal challenging the refusal by the Texas Court of Appeals to set aside the default judgment. That appeal is pending.

     In a separate proceeding, on May 5, 1997, Seacoast filed a bill of review in the District Court of Travis County, Texas, collaterally attacking the default judgment. That action is also pending.

5. On February 27, 1997, Southside Electric Cooperative ("Southside"), one of two member distribution systems that did not participate in forming CSC, raised a question as to whether the loss, with respect to Old Dominion's interest in Seacoast, should be borne totally by Old Dominion, thus resulting in a greater financial burden on Southside. Southside asserts that its share of the loss should be limited to a pro rata share of Old Dominion's 30% common equity participation in CSC, which may be less than their proportionate share as an Old Dominion Member. On October 16, 1997, the Board of Directors of Southside passed a resolution outlining various issues of concern with Old Dominion. Management believes these issues will be resolved over time and without a material impact on Old Dominion's financial position.

6. On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative"). Management is currently evaluating various alternatives as Old Dominion prepares for transition to competition. The Strategic Plan Initiative could result in an alternate treatment of Old Dominion's excess margins, which are currently returned to Members through the Margin Stabilization Plan. Northern Virginia Electric Cooperative ("NOVEC"), Rappahannock Electric Cooperative ("REC"), and Southside have voiced concerns about the level and timing of stranded cost recovery as contemplated by the Strategic Plan Initiative. Further, NOVEC and REC have expressed concerns about the Strategic Plan Initiative regarding: (1) the all-requirements nature of the Wholesale Power Contracts that they have with Old Dominion, and (2) whether Old Dominion has the right under the Wholesale Power Contracts to "over-collect" monies from its Members for future debt retirement or for payment of future stranded costs. To address these concerns, Old Dominion is working on several initiatives to resolve several Members concerns, including those raised by REC and NOVEC, regarding the transition to a competitive environment.

7. In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, Old Dominion has included a Statement of Comprehensive Income in its consolidated financial statements for the quarter ended June 30, 1998.

                        OLD DOMINION ELECTRIC COOPERATIVE

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as defined by the Private Securities Litigation Act of 1995, with regard to matters that could have an impact on future operations of Old Dominion. These statements are based on expectations and estimates of management and are not guarantees of future performance. Actual results may differ materially from those expressed in the forward-looking statements.


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

     The following table illustrates the changes (increases (decreases)) in operating revenues by component:



                                                                Three Months             Six Months
                                                                     Ended                   Ended
                                                                    June 30,                June 30,
                                                                1998 vs 1997             1998 vs 1997
                                                                ------------             ------------
                                                                              (in thousands)


                 Sales to Members:
                    Power sales volume                             $  3,586                $    602
                    Blended rates                                    (1,772)                 (2,293)
                    Fuel adjustment revenues                         (1,617)                 (2,623)
                    Margin stabilization plan adjustment              2,029                   3,397
                                                                   --------                --------
                                                                      2,226                    (917)
                 Sales to Non-members                                     6                     151
                                                                -----------               ---------
                                                                   $  2,232                $   (766)
                                                                   ========                ========




     Warmer weather during the second quarter of 1998 resulted in an increase in demand revenues, which was offset by a 4.0% reduction in the demand rate, effective April 1, 1998. The net result for the quarter was a marginal increase in demand revenues as compared to the same period in 1997. Energy revenues increased 5.7% because of the warm weather. Old Dominion's demand sales for the three months ended June 30, 1998 and 1997, were 3,558 MW and 3,422 MW, respectively. Energy sales for the three months ended June 30, 1998 and 1997, were 1,737,205 MWh and 1,671,767 MWh, respectively.

     Warmer weather in the second quarter of 1998 as compared to 1997 resulted in an increase in demand revenues. However, a warm winter and a 4.0% reduction in the demand rate negatively affected the increase. The net result was a 2.2% increase in demand revenues. Energy revenues increased 1.5% increase as compared to 1997. Demand sales for the six-month periods ended June 30, 1998 and 1997, were 7,227 MW and 7,217 MW, respectively. Energy sales for the six-month periods ended June 30, 1998 and 1997, were 3,661,337 MWh and 3,636,887 MWh, respectively.

     Heating and cooling degree days for the three and six month periods ended June 30, 1998 and 1997, were as follows:



                                             Three Months Ended                     Six Months Ended
                                             ------------------                     ----------------
                                                  June 30,                              June 30,
                                                  --------                              --------
                                          1998        1997      Normal          1998        1997     Normal
                                        --------    --------    ------        --------    --------   ------



     Cooling degree days                    431         308         458           462         313        468
     Percentage change compared
       to prior year                       40.0%      (32.3)%                    47.6%      (31.2)%
     Heating degree days                    294         472         326         2,028       2,336      2,323
     Percentage change compared
       to prior year                      (37.7)%     28.6%                     (13.2)%      (6.6)%




     Operating Expenses. Old Dominion has an 11.6% undivided ownership interest in the North Anna Nuclear Power Station ("North Anna") and a 50% undivided ownership interest in the Clover Power Station ("Clover"). While nuclear power plants, such as North Anna, generally have relatively high fixed costs, such facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear power plants, including Old Dominion, incur the embedded fixed costs of these facilities whether or not the units operate.

     When either North Anna or Clover is off-line, Old Dominion must purchase replacement power that is more costly. Any change in the amount of Old Dominion's energy output from North Anna or Clover displaces or is replaced by higher cost supplemental energy purchases from Virginia Electric and Power Company ("Virginia Power"). As a result, Old Dominion's operating expenses, and therefore its energy rates to the Members, are significantly affected by the operations of North Anna and Clover.

     North Anna and Clover capacity factors for the three and six month periods ended June 30, 1998 and 1997, were as follows:



                                   North Anna                                       Clover
                                   ----------                                       ------
                             Three                 Six                     Three                 Six
                         Months Ended         Months Ended              Months Ended         Months Ended
                            June 30,              June 30,                 June 30,             June 30,
                            --------              --------                 --------             --------
                       1998      1997         1998     1997            1998      1997        1998     1997
                      ------    ------       ------   ------         --------   ------      ------   -----



     Unit 1             100.3%     63.8%       100.1%    82.3%          80.4%     82.8%       84.4%    72.9%
     Unit 2              65.7     100.3         81.3    100.5           53.9      14.3        56.5     42.3
     Combined            83.0      82.1         90.7     91.4           67.1      48.6        70.5     57.6



     North Anna Unit 1 was not off-line during the first six months of 1998; however, Unit 1 was off-line 31 days for scheduled refueling during the first half of 1997. North Anna Unit 2 was off-line 30 days for scheduled refueling during the six months ended June 30, 1998. Unit 2 was not off-line during the first six months of 1997.

     During the six months ended June 30, 1998, Clover Unit 1 experienced one minor scheduled outage and two minor unscheduled outages (approximately 5 days). Clover Unit 2 was off-line from February 28 through April 29, 1998 for the scheduled chimney liner replacement. During the six month period ended June 30, 1997, Clover Unit 1 was off-line 16 days for repairs to the chimney's titanium liner, 2 days for other minor unscheduled maintenance and 5 days for scheduled maintenance. Clover Unit 2 was off-line 11 days for a scheduled warranty inspection, 3 days for unscheduled maintenance and 75 days for repairs resulting from the damage incurred on April 17, 1997, when the unit tripped off-line.

     Old Dominion's energy supply for the three and six month periods ended June 30, 1998 and 1997, was as follows:



                                             Three Months Ended                        Six Months Ended
                                                  June 30,                                  June 30,
                                                  --------                                  --------
                                         1998               1997                  1998              1997
                                         ----               ----                  ----              ----
                                       (MWh)                (MWh)                (MWh)              (MWh)




     North Anna                       376,212    20.6%     372,016    21.5%     817,325    21.6%    824,325   22.0%
     Clover                           646,674    35.4      467,662    27.0    1,335,717    35.3   1,089,322   29.0
     Purchased Power:
        Virginia Power                360,930    19.8      494,527    28.6      758,070    20.0     968,198   25.8
        PSE&G Contract                251,697    13.8      274,145    15.9      536,773    14.2     528,170   14.1
        Delmarva Power                148,920     8.1       77,711     4.5      236,760     6.3     245,784    6.6
        Other                          42,378     2.3       42,960     2.5       97,250     2.6      95,409    2.5
                                  ----------- -------  ----------- -------  ----------- ------- ------------------
          Total Available Energy    1,826,811   100.0%   1,729,021   100.0%   3,781,895   100.0%  3,751,208  100.0%
                                    =========   =====    =========   =====    =========   =====   =========  =====




     Increased production at Clover and warm weather were the primary factors affecting operating expenses in the second quarter and first half of 1998. Purchased power costs were lower and fuel and other operation costs were higher during the second quarter and first half of 1998 because of increased production at Clover. During the second quarter of 1997, Clover Unit 2 was off-line for repairs because of damage incurred on April 17, 1997 when the unit tripped off-line.

     Maintenance expense decreased in the second quarter and first half of 1998 as compared to the same periods in 1997 because additional maintenance was performed on Clover Unit 2 in 1997 while the unit was off-line for repairs to the chimney's titanium liner.

     Depreciation expense increased because of accelerated amortization of the North Anna plant acquisition adjustment.

     Other income/(expense) increased because of a refund of administrative and general expenses related to 1996 and 1997 that resulted from implementation of a new Interconnection and Operating Agreement with Virginia Power.

     Investment income increased during the second quarter and the first half of 1998 as compared to the same periods in 1997 due to higher investment balances.

     Interest on long-term debt decreased in 1998 as compared to the same period in 1997 due to scheduled debt service and the purchase of $32.0 million of outstanding debt in 1997.

     Interest on adjustments to the Virginia Power bill resulted in an increase in other interest expense for the second quarter and first half of 1998 as compared to 1997.


Liquidity and Capital Resources

     Operating Activities. Operating activities are an important source of cash for Old Dominion, providing $42.9 million in the first half of 1998 and $48.6 million in the first half of 1997. Net cash provided by operating activities decreased in the six month period ended June 30, 1998, as compared to the same period in 1997 primarily due to changes between periods in non-cash working capital accounts, mainly notes and accounts receivable and accounts payable. The 1997 changes were off-set by a $13.3 million decrease in operating cash due to payment of a special assessment of gross receipts taxes, which was later returned to Old Dominion.

     Financing Activities. Financing activities resulted in a cash outflow of $7.5 million as Old Dominion used its cash from operations for debt service and the retirement of a portion of capital credits.

     Investing Activities. Investing activities, mainly additions to plant and additions to other investments and funds, resulted in a net cash outflow of $12.0 million.


  Other Matters

    In April 1998, Ronald W. Watkins and Old Dominion's Board of Directors decided not to renew Mr. Watkins' employment contract, which expired April 1, 1998. Mr. Watkins had been president and chief executive officer of Old Dominion since April 1, 1995. The Board of Directors named Charles R. Rice, Jr., current vice chairman of Old Dominion's board, to serve as acting president until a new president and chief executive officer is appointed.

    In 1995, Old Dominion and 10 of its 12 member distribution systems established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover approximately $16.3 million in amounts owed under the power sales contract, plus damages and fees. A trial date has not been set. CSC and the other participants in Seacoast Power LLC have sold their interests in this venture but have retained their interests in this lawsuit.

    On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. On January 29, 1998, the Texas Court of Appeals issued an order affirming the default judgment against Seacoast but reversing and remanding the award of damages as factually unsupported. On March 18, 1998, Seacoast filed an appeal challenging the refusal by the Texas Court of Appeals to set aside the default judgment. That appeal is pending.

    In a separate proceeding, on May 5, 1997, Seacoast filed a bill of review in the District Court of Travis County, Texas, collaterally attacking the default judgment. That action is also pending.

    On February 27, 1997, Southside Electric Cooperative ("Southside"), one of two Member distribution systems that did not participate in forming CSC, raised a question as to whether the loss, with respect to Old Dominion's interest in Seacoast, should be borne totally by Old Dominion, thus resulting in a greater financial burden on Southside. Southside asserts that its share of the loss should be limited to a pro rata share of Old Dominion's 30% common equity participation in CSC, which may be less than their proportionate share as an Old Dominion Member. On October 16, 1997, the Board of Directors of Southside passed a resolution outlining various issues of concern with Old Dominion. Management believes these issues will be resolved over time and without a material impact on Old Dominion's financial position.

    On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative"). Management is currently evaluating various alternatives as Old Dominion prepares for transition to competition. The Strategic Plan Initiative could result in an alternate treatment of Old Dominion's excess margins, which are currently returned to Members through the Margin Stabilization Plan. Northern Virginia Electric Cooperative ("NOVEC"), Rappahannock Electric Cooperative ("REC"), and Southside have voiced concerns about the level and timing of stranded cost recovery as contemplated by the Strategic Plan Initiative. Further, NOVEC and REC have expressed concerns about the Strategic Plan Initiative regarding: (1) the all-requirements nature of the Wholesale Power Contracts that they have with Old Dominion, and (2) whether Old Dominion has the right under the Wholesale Power Contracts to "over-collect" monies from its Members for future debt retirement or for payment of future stranded costs. To address these concerns, Old Dominion is working on several initiatives to resolve Members concerns, including those raised by REC and NOVEC, regarding the transition to a competitive environment.


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

     The 1998 session of the Virginia General Assembly passed two measures that will determine the course of electric industry restructuring in Virginia. The first, H.B. 1172, indicates that the deregulation of generation and the transition to retail competition will begin in 2002 and be completed by 2004. However, these time lines are not self-enacting and future action by the General Assembly is needed. Consequently, Senate Joint Resolution 91 ("SJR 91") was passed to continue the study of electric industry restructuring in Virginia. The subcommittee created pursuant to SJR 91 has established four task forces:
Stranded Costs and Related Issues, Consumer and Environmental Education, Structure and Transition, and Taxes. These task forces will meet and determine what legislative changes, if any, are needed to facilitate restructuring in the state.

     The Maryland General Assembly adjourned in April 1998 without taking action on any electric industry restructuring proposal. Consequently, the order adopted by the Maryland Public Service Commission ("Maryland Commission") in 1997 outlining both a time frame for restructuring and a process by which it will occur are in effect. Requests for rehearing of the order have been filed and are currently pending before the Maryland Commission. Six roundtable groups have been meeting over the last several months addressing issues of competitive metering and billing, continuation of demand-side management, universal service, customer projections, consumer education, and supplier authorization. An interim report to the Maryland Commission is due in November 1998 reporting on the progress of each roundtable.

     The Maryland Senate Budget and Taxation Committee and the Maryland House Committee on Ways and Means have begun meeting on tax reform in Maryland in preparation for retail competition. The first meeting was held on July 28, 1998, with several meetings scheduled throughout the remainder of the year.

     A measure to provide customer choice was introduced in the Delaware General Assembly during their most recent session which recessed on June 30,1998. While the measure passed the House unanimously, the Senate never considered it. The primary opponent of this legislation was the Governor who expressed concern about the impact of restructuring on residential customers. It is anticipated that legislation will be introduced in Delaware in 1999.

Year 2000 Compliance

Old Dominion has entered into a contract for an assessment of its information systems and vendor supplied application software as it relates to their ability to comply with the year 2000. The assessment began on May 18, 1998, and is expected to be complete by the end of the third quarter. Management anticipates that some computer systems may require modification or replacement; however, the cost of any modification or replacement has not been determined at this time.

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


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           27.Financial Data Schedule

     (b) Reports on Form 8-K.

           The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OLD DOMINION ELECTRIC COOPERATIVE
                                               Registrant





Date:     August 14, 1998           /s/Daniel M. Walker
                                    -------------------
                                       Daniel M. Walker
                                   Vice President of Accounting and Finance
                                      (Chief Financial Officer)

                                  EXHIBIT INDEX



Exhibit                                                                                                    Page
Number                                      Description of Exhibit                                        Number

    27.       Financial Data Schedule                                                                        19
