Form 10-Q
period 1998-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 1998-11-16
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  -----------

                                   FORM 10-Q

(Mark One)

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      or

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

                       OLD DOMINION ELECTRIC COOPERATIVE

                                     INDEX


                                                                          Page
                                                                         Number



PART I.  Financial Information


Item 1.  Financial Statements

           Consolidated Balance Sheets - September 30, 1998 (Unaudited)
             and December 31, 1997                                           3

           Consolidated Statements of Revenues, Expenses and
             Patronage Capital (Unaudited) - Three and Nine Months Ended
             September 30, 1998 and 1997                                     5

           Consolidated Statements of Comprehensive Income (Unaudited) -
             Three and Nine Months Ended September 30, 1998 and 1997         6

           Consolidated Statements of Cash Flows (Unaudited) - Nine
             Months Ended September 30, 1998 and 1997                        7

           Notes to Consolidated Financial Statements                        8



Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    10


PART II.  Other Information


Item 1.  Legal Proceedings                                                  17

Item 6.  Exhibits and Reports on Form 8-K                                   17

Signature                                                                   18


Exhibit Index                                                               19

                              OLD DOMINION ELECTRIC COOPERATIVE
                                PART I. FINANCIAL INFORMATION

                                 ITEM I. FINANCIAL STATEMENTS
                                 CONSOLIDATED BALANCE SHEETS
                                        (in thousands)

                                                                  September 30,   December 31,
                                                                      1998            1997
                                                                  -------------   -------------
                                                                   (unaudited)              (*)
ASSETS:
Electric Plant:
  In service                                                         $ 885,446       $ 885,670
  Less accumulated depreciation                                       (134,338)       (116,409)
                                                                  -------------   -------------
                                                                       751,108         769,261
  Nuclear fuel, at amortized cost                                        2,345           6,401
  Plant acquisition adjustment, at amortized cost                        5,680          22,721
  Construction work in progress                                         19,702          12,701
                                                                  -------------   -------------
     Net Utility Plant                                                 778,835         811,084
                                                                  -------------   -------------
Decommissioning Fund                                                    46,421          44,162
Other Investments and Funds                                             34,234          24,539
Restricted Investments and Funds                                       118,346         116,080
Current Assets:
  Cash and cash equivalents                                            121,266          61,740
  Receivables, net of allowance of $6.0 million
      in 1998 and 1997                                                  33,039          34,582
  Fuel stock                                                             4,935           4,254
  Materials and supplies, at average cost                                5,501           5,362
  Prepayments                                                            1,980           1,439
  Deferred energy                                                        2,531               -
                                                                  -------------   -------------
     Total Current Assets                                              169,252         107,377
                                                                  -------------   -------------
Deferred Charges                                                        13,484          14,058
Other Assets                                                            12,231          12,612
                                                                  -------------   -------------
     Total Assets                                                  $ 1,172,803     $ 1,129,912
                                                                  =============   =============

                              OLD DOMINION ELECTRIC COOPERATIVE

                                 CONSOLIDATED BALANCE SHEETS
                                        (in thousands)

                                                                   September 30,   December 31,
                                                                      1998            1997
                                                                  -------------   -------------
                                                                   (unaudited)              (*)

CAPITALIZATION AND LIABILITIES:
Capitalization:
  Patronage capital                                                  $ 202,314       $ 197,552
  Accumulated other comprehensive income                                 1,228               -
  Long-term debt                                                       608,653         605,878
                                                                  -------------   -------------
     Total Capitalization                                              812,195         803,430
                                                                  -------------   -------------
Current Liabilities:
  Long-term debt due within one year                                    28,460          30,116
  Accounts payable                                                      38,059          31,732
  Accounts payable - Member deposits                                    44,679          26,118
  Deferred energy                                                            -           3,960
  Accrued interest                                                      16,155           4,111
  Accrued taxes                                                          2,178             263
  Other                                                                  2,676           4,151
                                                                  -------------   -------------
     Total Current Liabilities                                         132,207         100,451
                                                                   -------------   -------------
Decommissioning Reserve                                                 46,421          44,162
Deferred Credits                                                        59,715          61,782
Obligations under Long-Term Leases                                     121,517         119,343
Other Liabilities                                                          748             744
Commitments and Contingencies
                                                                  -------------   -------------
     Total Capitalization and Liabilities                          $ 1,172,803     $ 1,129,912
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

                              OLD DOMINION ELECTRIC COOPERATIVE

                             CONSOLIDATED STATEMENTS OF REVENUES,
                          EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)
                                        (in thousands)

                                     Three Months Ended                Nine Months Ended
                                       September 30,                     September 30,
                               -------------------------------    -----------------------------
                                   1998             1997              1998            1997
                               -------------    --------------    -------------   -------------
Operating Revenues:
  Sales to members                $ 100,612          $ 93,620        $ 268,386       $ 262,311
  Sales to non-members                  472                80              925             382
                               -------------    --------------    -------------   -------------
                                    101,084            93,700          269,311         262,693
                               -------------    --------------    -------------   -------------

Operating Expenses:
  Operation-
    Fuel                             12,687            10,956           33,849          29,321
    Purchased power                  48,457            47,791          116,790         127,094
    Other                             6,413             5,650           18,368          16,662
                               -------------    --------------    -------------   -------------
                                     67,557            64,397          169,007         173,077
  Maintenance                         1,841             1,534            5,585           5,821
  Administrative and general          3,535             3,987           11,312          12,113
  Depreciation and amortization      12,163             6,763           36,355          20,319
  Amortization of lease gains          (689)             (689)          (2,067)         (2,067)
  Decommissioning cost                  171               171              511             511
  Taxes other than income taxes       1,952             1,829            5,669           5,424
                               -------------    --------------    -------------   -------------
       Total Operating Expenses      86,530            77,992          226,372         215,198
                               -------------    --------------    -------------   -------------
Operating Margin                     14,554            15,708           42,939          47,495
                               -------------    --------------    -------------   -------------

Other (Expense)/Income, net              42              (109)             624            (143)
                               -------------    --------------    -------------   -------------

Investment Income:
  Interest                            1,101               661            3,199           2,308
  Other                                  40                 6              194             102
                               -------------    --------------    -------------   -------------
       Total Investment Income        1,141               667            3,393           2,410
                               -------------    --------------    -------------   -------------

Interest Charges:
  Interest on long-term debt, net    13,072            13,559           39,064          41,542
  Other                                 129                82              329             167
  Allowance for borrowed funds
   used during construction            (106)             (103)            (315)           (289)
                               -------------    --------------    -------------   -------------
       Net Interest Charges          13,095            13,538           39,078          41,420
                               -------------    --------------    -------------   -------------
Net Margin                            2,642             2,728            7,878           8,342
Patronage Capital-beginning of
 period                             199,672           190,367          197,552         184,753
Payment of Capital Credits                -                 -           (3,116)              -
                               -------------    --------------    -------------   -------------
Patronage Capital-end of period   $ 202,314         $ 193,095        $ 202,314       $ 193,095
                               =============    ==============    =============   =============



   The accompanying notes are an integral part of the consolidated financial statements.


                                          OLD DOMINION ELECTRIC COOPERATIVE

                                   STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                                                  (in thousands)

                               Three Months Ended                 Nine Months Ended
                               September 30,                      September 30,
                               -------------------------------    -----------------------------
                                   1998             1997              1998            1997
                               -------------    --------------    -------------   -------------
Net Margin                          $ 2,642           $ 2,728          $ 7,878         $ 8,342
Other comprehensive income:
     Unrealized gains on
       investments                      751                 -            1,228               -
                               -------------    --------------    -------------   -------------
Comprehensive income                $ 3,393           $ 2,728          $ 9,106         $ 8,342
                               =============    ==============    =============   =============


   The accompanying notes are an integral part of the consolidated financial statements.

                              OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        (in thousands)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                   -----------------------------
                                                                      1998            1997
                                                                   -------------   -------------
Cash Provided By Operating Activities:
  Net margin                                                           $ 7,878         $ 8,342
  Adjustments to reconcile net margin to net cash
   provided by operating activities:
    Depreciation                                                        18,946          18,696
    Amortization                                                        23,873           8,531
    Decommissioning cost                                                   511             511
    Amortization of lease obligations                                    6,264           6,163
    Gain from lease transactions                                        (2,067)         (2,067)
    Change in Current Assets and Liabilities:
        Change in current assets                                        (2,349)          8,423
        Change in current liabilities                                   33,412          41,345
    Increase in deferred charges                                          (363)         (3,186)
    Decrease in other assets                                               241           3,653
    Increase (decrease) in other liabilities                                 4              (5)
                                                                  -------------   -------------
        Net Cash Provided By Operating Activities                       86,350          90,406
                                                                  -------------   -------------

Cash Used For Financing Activities:
  Obligations under long-term lease                                     (4,090)              -
  Payment of long-term debt, net                                          (581)        (31,713)
  Payment of capital credits                                            (3,116)              -
                                                                  -------------   -------------
       Net Cash Used For Financing Activities                           (7,787)        (31,713)
                                                                  -------------   -------------

Cash (Used For) Provided By Investing Activities:
  Additions to electric plant                                           (7,686)        (21,506)
  Decommissioning fund deposits                                           (511)           (511)
  (Additions to) reduction of other investments and funds, net          (8,467)         29,974
  Additions to restricted investments and funds, net                   (2,266)         (6,136)
  Retirement work in progress                                             (107)             23
                                                                  -------------   -------------
       Net Cash (Used For) Provided By Investing Activities            (19,037)          1,844
                                                                  -------------   -------------
           Net Change in Cash and Cash Equivalents                      59,526          60,537
  Beginning of Period Cash and Cash Equivalents                         61,740          46,217
                                                                  -------------   -------------

  End of Period Cash and Cash Equivalents                            $ 121,266       $ 106,754
                                                                  =============   =============


   The accompanying notes are an integral part of the consolidated financial statements.

                       OLD DOMINION ELECTRIC COOPERATIVE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of September 30, 1998, its consolidated results of operations and its comprehensive income for the three and nine months ended September 30, 1998 and 1997, and its consolidated cash flows for the nine months ended September 30, 1998 and 1997. The consolidated results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. In October 1998, Virginia State Senator Jackson E. Reasor accepted an offer to become president and chief executive officer of Old Dominion. Mr. Reasor will resign his Senate seat and will begin his new duties by November 30, 1998. He replaces Charles R. Rice, Jr., current vice-chairman of Old Dominion's board, who has served as acting president and chief executive officer since April 1998, when Ronald W. Watkins and Old Dominion's Board of Directors decided not to renew Mr. Watkins' employment contract, which expired April 1, 1998. Mr. Watkins had been president and chief executive officer of Old Dominion since April 1, 1995.

3. In 1995, Old Dominion and 10 of its 12 member distribution systems established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover approximately $16.3 million in amounts owed under the power sales contract, plus damages and fees. A trial date has not been set. In 1997, CSC and the other participants in Seacoast Power LLC sold their interests in the venture. In August 1998, CSC signed an agreement in principle to sell its interest in the lawsuit against INECEL to the other participants in Seacoast Power LLC.

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

6. On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative"). Management is currently evaluating various alternatives as Old Dominion prepares for transition to competition. The Strategic Plan Initiative could result in an alternate treatment of Old Dominion's excess margins, which are currently returned to Members through the Margin Stabilization Plan. Northern Virginia Electric Cooperative ("NOVEC"), Rappahannock Electric Cooperative ("REC"), and Southside have voiced concerns about the level and timing of cost recovery as contemplated by the Strategic Plan Initiative. Further, NOVEC and REC have expressed concerns about the Strategic Plan Initiative regarding: (1) the all-requirements nature of the Wholesale Power Contracts that they have with Old Dominion, and (2) whether Old Dominion has the right under the Wholesale Power Contracts to "over-collect" monies from its Members for future debt retirement or for payment of future costs. To address these concerns, Old Dominion is working on several initiatives to resolve several Members concerns, including those raised by REC and NOVEC, regarding the transition to a competitive environment.

7. In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," Old Dominion has included a Statement of Comprehensive Income in its consolidated financial statements for the quarter ended September 30, 1998.

                       OLD DOMINION ELECTRIC COOPERATIVE

                ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as defined by the Private Securities Litigation Act of 1995, with respect to matters that could have an impact on future operations of Old Dominion. These statements are based on expectations and estimates of management and are not guarantees of future performance. Actual results may differ materially from those expressed in the forward-looking statements.


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

   The following table illustrates increases (decreases) in operating revenues by component:

                                           Three Months      Nine Months
                                                Ended            Ended
                                           September 30,    September 30,
                                           1998 vs 1997     1998 vs 1997
                                           ------------     ------------
                                                    (in thousands)
           Sales to Members:
              Power sales volume            $ 7,701          $ 8,308
              Blended rates                  (3,236)          (5,534)
              Fuel adjustment revenues          535           (2,088)
              Margin stabilization plan
               adjustment                     1,992            5,389
           Sales to Non-members                392              543
                                            -------          -------
                                            $ 7,384          $ 6,618
                                            =======          ========

   Warmer weather during the third quarter of 1998 resulted in an increase in demand sales, which was offset by a 4% reduction in the demand rate effective April 1, 1998. The net result for the quarter was a marginal increase in demand revenues as compared to the same period in 1997. Energy revenues increased 11.9% because of the warm weather. Demand sales for the three months ended September 30, 1998 and 1997, were 4,404 MW and 4,204 MW, respectively. Energy sales for the three months ended September 30, 1998 and 1997, were 2,287,399 MWh and 2,043,371 MWh, respectively.

   A warm winter in the first quarter combined with a 4% reduction in the demand rate resulted in a decrease in demand revenues in 1998. However, the decrease was offset by an increase in demand revenues due to the warmer weather during the second and third quarters of 1998. The net result was a 1.3% decrease in demand revenues. Energy revenues increased 5.2% as compared to 1997. Demand sales for the nine-month periods ended September 30, 1998 and 1997, were 11,631 MW and 11,421 MW, respectively. Energy sales for the nine-month periods ended September 30, 1998 and 1997, were 5,948,737 MWh and 5,680,258 MWh, respectively.

   Weather affects customer demand for electricity. Hot summers and cold winters increase demand while mild weather reduces demand. The weather's effect is measured using degree days. A degree day is the difference between the average daily temperature and a baseline temperature of 65 degrees. Cooling degree days result when the average daily temperature is above 65 degrees; heating degree days result when the average daily temperature is below 65 degrees.

   Heating and cooling degree days for the three and nine month periods ended September 30, 1998 and 1997, were as follows:

                               Three Months Ended          Nine Months Ended
                               ------------------          -----------------
                                   September 30,             September 30,
                                   -------------             -------------
                             1998    1997   Normal      1998     1997     Normal
                           -------- ------ --------    ------- ---------  ------

   Cooling degree days     1,108     953     1,081      1,570    1,266    1,549
   Percentage change compared
     to prior year          16.3%   (4.8)%               24.3%   (13.0)%
   Heating degree days         6      11        22      2,034    2,347    2,345
   Percentage change compared
     to prior year         (45.5)% (31.3)%              (13.3)%   (6.7)%


   Operating Expenses. Old Dominion has an 11.6% ownership interest in the North Anna Nuclear Power Station ("North Anna") and a 50% undivided ownership interest in the Clover Power Station ("Clover"). While nuclear power plants, such as North Anna, generally have relatively high fixed costs, such facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear power plants, including Old Dominion, incur the embedded fixed costs of these facilities whether or not the units operate.

   When one or more units of either North Anna or Clover are off-line, Old Dominion must purchase replacement power that can be more costly. Any change in the amount of Old Dominion's energy output from North Anna or Clover displaces or is replaced by higher cost supplemental energy purchases from Virginia Electric and Power Company ("Virginia Power"). As a result, Old Dominion's operating expenses, and therefore its rates to the Members, are significantly impacted by the operations of North Anna and Clover.

   North Anna and Clover capacity factors for the three and nine month periods ended September 30, 1998 and 1997, were as follows:

                          North Anna                      Clover
                    Three          Nine            Three          Nine
                Months Ended   Months Ended    Months Ended   Months Ended
               September 30,   September 30,   September 30,  September 30
               -------------   -------------   -------------  ------------
               1998   1997     1998   1997      1998   1997    1998  1997
              ------ ------   ------ ------   --------------- -------------
   Unit 1       76.9% 100.0%    92.2% 88.3%      87.6% 55.4%    85.8% 67.2%
   Unit 2       97.9   99.6     86.9 100.2       87.8  81.7     67.3  55.8
   Combined     87.4   99.8     89.6  94.3       87.7  68.6     76.6  61.5

    North Anna Unit 1 was off-line 18 days during the first nine months of 1998 and 30 days during the first nine months of 1997 for scheduled maintenance and refueling. Unit 2 was off-line 30 days for scheduled refueling during the nine months ended September 30, 1998. Unit 2 was not off-line during the first nine months of 1997.

    During the nine months ended September 30, 1998, Clover Unit 1 was off-line five days for one scheduled outage and three unscheduled outages. Clover Unit 2 was off-line from February 28 through April 29, 1998, for the scheduled chimney liner replacement and one day for unscheduled maintenance. During the nine month period ended September 30, 1997, Clover Unit 1 was off-line 47 days for repairs to the chimney's liner, three days for other unscheduled maintenance and five days for scheduled maintenance. Also during the nine months ended September 30, 1997, Clover Unit 2 was off-line 11 days for a scheduled warranty inspection, 11 days for unscheduled maintenance and 75 days for repairs resulting from the damage incurred on April 17, 1997, when the unit tripped off-line.

    Old Dominion's energy supply for the three and nine month periods ended September 30, 1998 and 1997, was as follows:

                              Three Months Ended                    Nine Months Ended
                                 September 30,                          September 30,
                         ----------------------------------  ----------------------------------------
                          1998                 1997             1998                1997
                        -----------------------------------  ----------------------------------------
                            (MWh)             (MWh)            (MWh)              (MWh)
     North Anna            400,686     16.8%   457,738  21.5%  1,218,011   19.8%  1,282,063     21.8%
     Clover                853,962     35.9    667,508  31.3   2,189,679   35.5   1,756,830     29.9
     Purchased Power:
        Virginia Power     581,595     24.4    525,681  24.6   1,339,665   21.7   1,493,879     25.4
        Delmarva Power     279,945     11.8    157,443   7.4     516,705    8.4     403,227      6.8
        PSE&G Contract     186,896      7.8    276,585  13.0     723,669   11.7     804,755     13.7
        PPL/Conectiv        23,767      1.0       --     --       23,767    0.4         --       --
        Other               54,157      2.3     47,156   2.2     151,407    2.5     142,565      2.4
                         ---------    -----  --------- -----   ---------  -----   ---------    -----

          Total Available
            Energy       2,381,008    100.0% 2,132,111 100.0%  6,162,903  100.0%  5,883,319    100.0%
                         =========    =====  ========= =====   =========  =====   =========    =====


    Increased production at Clover and warm weather were the primary factors affecting operating expenses in the third quarter and first nine months of 1998. Third quarter purchased power costs were virtually unchanged from the third quarter of 1997 despite warmer temperatures due to an increase in generation at Clover. Purchased power costs for the nine months ended September 30, 1998, increased as compared to the same period in 1997 even though MWh purchases decreased because there was an increase in the price of energy in the summer of 1998. Fuel and other operating costs increased in the third quarter and first nine months of 1998, because of the increased production at Clover.

    Depreciation and amortization expense increased because of accelerated amortization of the North Anna plant acquisition adjustment.

    Other income/(expense), net, increased because of a refund in 1998 of administrative and general expenses related to 1996 and 1997 that resulted from implementation of the new Interconnection and Operating Agreement with Virginia Power.

    Investment income increased during the third quarter and first nine months of 1998 as compared to 1997 due to higher investment balances.

    Interest on long-term debt decreased in 1998 as compared to the same period in 1997 due to scheduled debt service and the purchase of $32.0 million of outstanding debt in 1997.


Liquidity and Capital Resources


    Operating Activities. Operating activities are a primary source of cash for Old Dominion. Net cash provided by operating activities decreased in 1998 as compared to 1997, primarily because of changes between periods in non-cash working capital accounts.

    Financing Activities. Financing activities resulted in a cash outflow of $7.8 million as Old Dominion used its cash from operations for debt service and the retirement of a portion of capital credits.

     Investing Activities. Investing activities, primarily additions to plant and other investments and funds, resulted in a net cash outflow of $19.0 million.

Other Matters

   In October 1998, Virginia State Senator Jackson E. Reasor accepted an offer to become president and chief executive officer of Old Dominion. Mr. Reasor will resign his Senate seat and will begin his new duties by November 30, 1998. He replaces Charles R. Rice, Jr., current vice-chairman of Old Dominion's board, who has served as acting president and chief executive officer since April 1998, when Ronald W. Watkins and Old Dominion's Board of Directors decided not to renew Mr. Watkins' employment contract, which expired April 1, 1998. Mr. Watkins had been president and chief executive officer of Old Dominion since April 1, 1995.

   In 1995, Old Dominion and 10 of its 12 member distribution systems established an affiliate, CSC Services, Inc. ("CSC"), to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover approximately $16.3 million in amounts owed under the power sales contract, plus damages and fees. A trial date has not been set. In 1997, CSC and the other participants in Seacoast Power LLC sold their interests in the venture. In August 1998, CSC signed an agreement in principle to sell its interest in the lawsuit against INECEL to the other participants in Seacoast Power LLC.

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

   On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative"). Management is currently evaluating various alternatives as Old Dominion prepares for transition to competition. The Strategic Plan Initiative could result in an alternate treatment of Old Dominion's excess margins, which are currently returned to Members through the Margin Stabilization Plan. Northern Virginia Electric Cooperative ("NOVEC"), Rappahannock Electric Cooperative ("REC"), and Southside have voiced concerns about the level and timing of cost recovery as contemplated by the Strategic Plan Initiative. Further, NOVEC and REC have expressed concerns about the Strategic Plan Initiative regarding: (1) the all-requirements nature of the Wholesale Power Contracts that they have with Old Dominion, and (2) whether Old Dominion has the right under the Wholesale Power Contracts to "over-collect" monies from its Members for future debt retirement or for payment of future costs. To address these concerns, Old Dominion is working on several initiatives to resolve Members concerns, including those raised by REC and NOVEC, regarding the transition to a competitive environment.

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

   The 1998 session of the Virginia General Assembly passed two measures affecting the course of electric industry restructuring in Virginia. The first, H.B. 1172, indicates that the deregulation of generation and the transition to retail competition will begin in 2002 and be completed by 2004. However, these time lines are not self-enacting and future action by the General Assembly is needed. Consequently, Senate Joint Resolution 91 ("SJR 91") was passed to continue the study of electric industry restructuring in Virginia. The subcommittee created pursuant to SJR 91 has established four task forces:
Stranded Costs and Related Issues, Consumer and Environmental Education, Structure and Transition, and Taxes. These task forces will continue to meet to determine what legislative changes, if any, are needed to facilitate restructuring in the state.

   The Maryland General Assembly adjourned in April 1998 without taking action on any electric industry restructuring proposal. Consequently, the order adopted by the Maryland Public Service Commission ("Maryland Commission") in 1997 outlining both a time frame for restructuring and a process by which it will occur is in effect. Requests for rehearing of the order have been filed and are currently pending before the Maryland Commission. Six roundtable groups have been meeting over the last several months addressing issues of competitive metering and billing, continuation of demand-side management, universal service, customer projections, consumer education, and supplier authorization. An interim report to the Maryland Commission is due in November 1998 reporting on the progress of each roundtable.

   The Maryland Senate Budget and Taxation Committee and the Maryland House Committee on Ways and Means have begun meeting to discuss tax reform in Maryland in preparation for retail competition. The first meeting was held on July 28, 1998, and there are several meetings scheduled throughout the remainder of the year.

    A measure to provide customer choice was introduced in the Delaware General Assembly during the most recent session, which recessed on June 30, 1998. While the measure passed the House unanimously, the Senate did not consider it. The primary opponent of this legislation was the Governor who expressed concern about the impact of restructuring on residential customers. It is anticipated that legislation will be introduced in Delaware in 1999.

Year 2000 Issue

   Certain computer hardware, computer software, and embedded technology used by Old Dominion were not designed to recognize calendar years after 1999. Because Old Dominion's operations rely upon computer technology and upon the systems of others with whom it does business, the failure of Old Dominion, or those with whom it does business, to become year 2000 compliant on a timely basis could have a material adverse effect on Old Dominion's operations and its financial condition.

   Old Dominion's primary concerns are its ability to generate or obtain power for its members; the ability of members to deliver power to their customers; the ability of Old Dominion to bill its members for power received, and the ability of Old Dominion to monitor loads. To address these and other concerns, Old Dominion formalized an initiative, which included the appointment of a project manager having overall responsibility for coordinating efforts in addressing its year 2000 issues and implementing a three-phase approach for each of its critical systems.

      Planning and assessment: This phase consists of identifying affected systems and software and developing a remediation or replacement plan.

      Implementation   and   Remediation:   This  phase   consists  of  system
      upgrade, replacement or other corrective action.

      Testing and documentation: This phase includes validation of corrective actions taken.

   In addition to its own internal assessment, Old Dominion contracted with a technology services company to perform an assessment and analysis of its information technology and non-information technology systems. The analysis involved inventorying all systems and addressed computer hardware, computer software, and embedded technology issues. In October 1998, the technology services company completed its assessment and issued its initial report, which contained its findings and recommendations. Additionally, Old Dominion completed its assessment of its systems and will utilize the results of these assessments to develop a detailed action plan for addressing the noted findings. The plan is expected to be complete by the end of 1998.

   Old Dominion has identified its financial and engineering systems as those which are critical to its operations and business. Old Dominion has determined that its financial and engineering systems are year 2000 ready, except for the billing system. Modification of the billing system is expected to be complete by March 1999, with testing complete by September 1999.

   As operator of both the North Anna and Clover power stations, Virginia Power is responsible for ensuring that the plants are year 2000 ready. North Anna is expected to be year 2000 ready by October 31, 1999. Unit 2 is scheduled for a regular maintenance and refueling outage in September 1999, and final remediation work will be done during that outage. Virginia Power will have extensive experience performing remediation at three nuclear units, including North Anna Unit 1, prior to that time and, thus, feels confident that the work on Unit 2 will be achieved quickly. Clover is expected to be year 2000 ready by July 1999. Virginia Power does not have specific contingency plans for North Anna and Clover and has not established a worst case scenario for either plant.

   As part of the year 2000 compliance process, Old Dominion must determine and evaluate most reasonably likely worst case scenarios. Based on preliminary evaluations, Old Dominion has identified the following as the most reasonably likely worst case scenarios: temporary loss of a portion of generation capacity, and third party power suppliers' failure to be year 2000 compliant. Based on information supplied by Virginia Power, Old Dominion does not believe that a temporary loss of generation capacity will have a material adverse impact on Old Dominion's results of operations.

     Regarding third party power suppliers, Old Dominion receives more than half of its power from other parties and is interconnected with other utilities at more than 200 transmission and distribution points. Although Old Dominion has a program to keep up with their efforts for year 2000 compliance, Old Dominion does not control their activities and outcome. Non-year 2000 compliance by these third parties could have a detrimental impact on Old Dominion and its members.

   In addition to Virginia Power and third party power suppliers, Old Dominion is evaluating the year 2000 readiness of other key suppliers and vendors. In all cases, Old Dominion is developing a contingency plan and anticipates having such plan in place by March 1999 to deal with any problems should they occur.

   Old Dominion's estimate of its year 2000 costs is approximately $0.6 million, of which approximately $0.2 million has been expended to date.

   The above description of Old Dominion's year 2000 efforts and completion dates are based on assumptions and management's best estimates regarding future events. However, estimates and assumptions could change as Old Dominion, its members, key suppliers and Virginia Power move through this process and as more information becomes available. Additionally, there are no assurances that estimates of completion will be achieved and actual results could differ materially from those stated above.

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


Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.

        27.Financial Data Schedule

    (b) Reports on Form 8-K.

        The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OLD DOMINION ELECTRIC COOPERATIVE
                                               Registrant

Date: November 16, 1998                             /s/Daniel M. Walker
                                             -----------------------------------
                                                     Daniel M. Walker
                                               Vice President of Accounting and
                                               Finance (Chief Financial Officer)

                                 EXHIBIT INDEX


Exhibit                                                                    Page
Number                        Description of Exhibit                      Number


   27.    Financial Data Schedule                                             20