Form 10-K405
period 1998-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 1999-03-25
CIK 885568

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

                   For the fiscal year ended December 31, 1998
                                       or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---          SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from            to
                                                  ---------     ---------

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. NONE

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                        OLD DOMINION ELECTRIC COOPERATIVE

                         1998 ANNUAL REPORT ON FORM 10-K

Item                                                                                    Page
Number                                                                                 Number

                                     PART I


1. Business ...................................................................................    1

2. Properties .................................................................................   13

3. Legal Proceedings ..........................................................................   13

4. Submission of Matters to a Vote of Security Holders ........................................   13

                                     PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters ......................   13

6. Selected Financial Data ....................................................................   14

7. Management's Discussion and Analysis of Financial Condition and Results of Operations.......   15

8. Financial Statements and Supplementary Data ................................................   27

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   48

                                    PART III

10. Directors and Executive Officers of the Registrant ........................................   48

11. Executive Compensation ....................................................................   52

12. Security Ownership of Certain Beneficial Owners and Management ............................   54

13. Certain Relationships and Related Transactions ............................................   54

                                     PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................   55

    Signatures ................................................................................   64

    Exhibit Index .............................................................................   67

                                     PART I

ITEM 1.  BUSINESS

                        OLD DOMINION ELECTRIC COOPERATIVE

Old Dominion Electric Cooperative ("Old Dominion"), incorporated under the laws of the Commonwealth of Virginia in 1948, is a not-for-profit wholesale power supply cooperative engaged in the business of providing wholesale electric service to its 12 member distribution cooperatives ("Members"). The Members, in turn, are engaged in the retail sale of power to their consumers located in 70 counties throughout Virginia, Delaware, Maryland, and parts of West Virginia. As of December 31, 1998, Old Dominion and its Members served more than 410,000 retail electric consumers (meters) within Old Dominion's and the Members' service territory, representing a total population of approximately 1.0 million people. Old Dominion's principal executive offices are located in the Innsbrook Corporate Center, at 4201 Dominion Boulevard, Glen Allen, Virginia 23060 (telephone 804-747-0592).

    Old Dominion is owned entirely by the Members, which are the purchasers of the power sold by Old Dominion. The Members, in turn, are local consumer-owned distribution cooperatives providing electric service on a retail basis. The membership of each distribution cooperative consists of residential, commercial, and industrial consumers within an exclusive certificated service territory granted by the respective state's public utility commission. See "The Members--Territorial Integrity." The Members purchase substantially all of their power from Old Dominion pursuant to long-term wholesale power contracts with Old Dominion ("Wholesale Power Contracts"). See "Wholesale Power Contracts." Old Dominion has no legal interest in, or obligation with respect to, any of the assets, liabilities, equity, revenues or margins of such Members, other than its rights under such contracts to receive payment for power supplied.

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

    Old Dominion also holds a 50% undivided ownership interest in the Clover Power Station ("Clover"), a two-unit 882 MW (net capacity rating) coal-fired electric generating facility near Clover, Virginia, approximately 100 miles southwest of Richmond, Virginia. Clover Units 1 and 2 began commercial operation on October 7, 1995, and March 28, 1996, respectively. See "System Assets--Power Supply--Clover."

    Old Dominion also purchases power under agreements with Virginia Power, Delmarva Power & Light Company ("Delmarva Power"), Public Service Electric & Gas Company ("PSE&G"), American Electric Power-Virginia ("American Electric Power"), and Allegheny Power System ("Allegheny Power"). See "System Assets--Purchased Power."

    As a not-for-profit electric cooperative, Old Dominion is currently exempt from federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for further discussion of Old Dominion's tax status.

    Old Dominion is not a party to any collective bargaining agreement. Old Dominion had 60 employees as of March 1, 1999, and believes that its relations with its employees are good.


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

    Revenues from the following Members equaled or exceeded 10% of Old Dominion's total revenues in 1998:

                                                                  Percentage of
                                                                  Old Dominion's
Members                                                Revenues   Total Revenues
-------                                                --------   --------------
                                                    (in millions)
Northern Virginia Electric Cooperative..............     $95.4        26.3%
Rappahannock Electric Cooperative...................      77.0        21.2
Delaware Electric Cooperative.......................      39.0        10.7

    For a discussion of concerns raised by Northern Virginia Electric Cooperative regarding the all-requirements nature of the Wholesale Power Contracts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters."


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

    The rates and charges made, demanded, or received by Old Dominion for the transmission and wholesale sale of power in interstate commerce, are regulated by FERC. Old Dominion's rates and charges for power furnished to its Members are established by Old Dominion pursuant to a comprehensive rate formula filed with FERC. The formula is intended to permit collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded on Old Dominion's books, plus an additional 20% of total interest charges, plus additional equity contributions as approved by the board of directors. The formula provides for periodic adjustments of rates to recover actual prudently incurred costs, whether they increase or decrease, without further application to and acceptance by FERC. FERC may also review Old Dominion's rates upon its own initiative or upon complaints and may order a reduction of any rates determined to be unjust, unreasonable, or otherwise unlawful and may order a refund for amounts collected during such proceedings in excess of the just, reasonable, and lawful rates.

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


ENVIRONMENTAL

    Old Dominion is currently subject to regulation by the Environmental Protection Agency ("EPA") and other federal, state, and local authorities with respect to the emission, discharge, or release of certain materials into the environment. As with all electric utilities, the operation of Old Dominion's generating units could be affected by any environmental regulations promulgated in the future. Capital expenditures and increased operating costs required to comply with any such future regulations could be significant. Expenditures necessary to ensure compliance with environmental standards or deadlines will continue to be reflected in Old Dominion's capital and operating costs.

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

    On September 24, 1998, the EPA issued a Final Rule addressing regional transport of ground-level ozone through reductions in nitrogen oxides or NOx (commonly known as the NOx State Implementation Plan ("SIP") call). The NOx SIP call affects 22 states, including Virginia, and the District of Columbia and requires these states to develop a plan by September 24, 1999, that will reduce NOx emissions in the respective states. The EPA does not mandate which NOx sources are required to reduce their emissions of NOx but leaves it up to the individual states to determine the best approach. It is almost certain that fossil fuel electric generation facilities greater than 250 mmBtu/hr. will be required to reduce their NOx emissions. The NOx SIP call requires emissions reduction to be implemented by May 1, 2003.

    Virginia, along with other states, is suing the EPA over the NOx SIP call. However, this lawsuit is not expected to be resolved prior to the September 24, 1999 deadline. Virginia will likely use its current permit program to enforce reductions in NOx emissions which could affect Clover, either by lowering the permitted levels of NOx emissions or by establishing a cap and trade program to meet the statewide levels of emissions.

    Old Dominion is also subject to permit limitations for surface water discharges and for the operation of a combustion waste landfill. Permits required by the Clean Water Act, the Resource Conservation and Recovery Act, and state laws have been issued. These permits are subject to reissuance and continued review.

    Old Dominion's direct capital expenditures for environmental control facilities at Clover and North Anna, excluding capitalized interest, were approximately $0.1 million and $0.8 million, respectively, in 1998. Based on information provided by Virginia Power, Old Dominion's portion of direct capital expenditures for environmental control facilities planned for Clover and North Anna in the next three years is estimated to be approximately $24.9 million and $0.4 million, respectively. These expenditures are included in Old Dominion's estimated capital expenditures for the years 1999 through 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." No amount has been included in the above figures for NOx related expenditures, which could be significant.

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

    Old Dominion and its Members have entered into an agreement with the DOE to participate in the voluntary Climate Challenge Program under the United States Climate Challenge Action Plan. This voluntary program tracks reductions in carbon dioxide emissions from efficiency programs. A report was submitted to the DOE on June 17, 1998, summarizing various carbon dioxide reductions as a result of efficiency programs and distribution system upgrades.


NUCLEAR

    North Anna is subject to regulation by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension, or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health, or safety so requires. From time to time, new NRC regulations require changes in the design, operation, and maintenance of existing nuclear reactors. Virginia Power has advised Old Dominion that it intends to work with industry groups on license renewal programs, and apply for renewal of the current 40-year licenses for Units 1 and 2, which expire in 2018 and 2020, respectively. See Notes 1 and 11 to the Consolidated Financial Statements for a discussion of other laws and regulations affecting Old Dominion as a result of its ownership interest in North Anna.

    Under the Nuclear Waste Policy Act ("NWPA"), the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by North Anna. In accordance with the provisions of the NWPA, contracts executed with the DOE required the DOE to provide for the permanent disposal of spent nuclear fuel produced by North Anna; however, since the DOE did not begin accepting spent fuel in 1998 as specified in its contracts, Virginia Power is providing on-site spent nuclear fuel storage at the North Anna facility. These facilities are expected to be adequate until the DOE begins accepting the spent fuel.

    In connection with an investigation of certain spent fuel storage and disposal issues begun in July 1995, the VSCC directed its staff to file a report setting forth its findings, recommendations, and proposed policy statements regarding spent nuclear fuel disposal. In February 1996, the VSCC staff issued its report suggesting a definitive policy be delayed until: (1) a ruling is forthcoming on pending litigation which seeks to impose on the federal government the obligation to begin acceptance of spent nuclear fuel no later than January 31, 1998, (2) the outcome of proposed legislation, which would amend the NWPA to require the development of a centralized interim storage facility, has been determined, and (3) a vision of the electric utility industry restructuring efforts has been more fully conceptualized.

    In January 1997, Virginia Power joined other electric utilities in filing a petition in the United States Court of Appeals for the District of Columbia, seeking to enforce the obligations of the DOE to begin accepting the utilities' spent nuclear fuel for disposal by January 31, 1998, the date imposed by the NWPA. In November 1997, the Court issued an Order finding that the DOE's obligation to begin accepting spent nuclear fuel by the deadline is unconditional, and that the DOE may not excuse its delay on the grounds that it has not prepared a permanent repository or interim storage facility. In February 1998, the utilities requested the court to require the DOE to begin accepting the spent nuclear fuel, prohibit the DOE from using the Nuclear Waste Fund to pay damages, and relieve utilities of their obligations to pay Nuclear Waste Fund fees until the DOE complies with its obligations. However, in May 1998, the court refused to require the DOE to accept the spent nuclear fuel and found that the utilities should pursue remedies under their contracts with the DOE. In November 1998, the United States Supreme Court denied the DOE's request for review of the decisions of the District of Columbia Court of Appeals.


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

    In an effort to achieve an orderly transition of the industry to a competitive wholesale power market, FERC issued its final rules (Orders 888 and 889) in April 1996 that provided for comparable transmission service for all users of the transmission system. Such rules are intended to promote wholesale competition through open access, non-discriminatory transmission service and will become the catalyst for moving the industry into a competitive marketplace. On March 4, 1997, FERC issued Orders 888-A and 889-A reaffirming its basic determinations and clarifying certain terms in Orders 888 and 889. On November 25, 1997, FERC issued Orders 888-B and 889-B which basically denied all requests for a rehearing regarding Orders 888-A and 889-A.

    The 1999 Session of the Virginia General Assembly passed legislation, which provides for retail choice to begin January 1, 2002, and be completed by January 1, 2004. The legislation allows the VSCC to accelerate competition, upon finding that effective competition exists, or delay it by one year. Previously regulated electric utilities unbundle into the component parts of generation, transmission, and distribution. Power transmission and distribution will remain under government regulation; however, power generation will be deregulated and utilities will compete for customers in the open market. Cooperatives will continue to be the default supplier for their members.

    The deregulation plan calls for capping rates, excluding the recovery of fuel costs, from January 1, 2002 to July 1, 2007, during which time competition for power generation will be introduced into the state's electric utility industry. The rates will be capped at the levels in effect on July 1, 1999; however, a utility can petition the VSCC for an increase in rates prior to January 1, 2001. Utilities may use revenues collected during the transition period to recover the costs of nuclear power plants and other assets that could lose their value in a competitive market. The member cooperatives in Virginia will be required to comply with these regulations.

    On December 3, 1997, the Maryland Public Service Commission ("Maryland Commission") issued Order No. 73834 to commence a three-year phase-in of retail competition beginning April 1999. The order identified many issues that must be resolved in order to accomplish a comprehensive and orderly restructuring of the retail electric industry in Maryland. However, after public comment, the Maryland Commission delayed the implementation date until July 1, 2000.

    In addition to the Maryland Commission Order, a package of legislation has been introduced in the Maryland General Assembly. One approach leaves major decisions to the Maryland Commission. A second approach provides for expanded environmental and consumer protection programs. A majority of stakeholders are supporting the first approach. In addition, a third measure to address the tax consequences of restructuring has been introduced. It is uncertain at this point whether any action will be taken before the Maryland General Assembly adjourns. These bills call for retail choice to be phased in beginning July 2000 with all investor owned utility customers having retail choice by July 2002. The bills provide that a separate schedule be developed that would offer choice to all cooperative customers by July 2003. Similar to legislation proposed in Virginia and by the Maryland Commission, power generation will be deregulated and utilities will compete for customers in the open market. The implementation of retail choice is predicated on comprehensive tax restructuring legislation that has not yet been introduced to the legislature.

    Under the proposed Maryland legislation, the local distribution cooperatives will retain the billing and metering functions and will continue to be the default supplier in their assigned territories. Any proposed collection of stranded costs by member cooperatives will be included in a filing before the Maryland Commission along with an unbundled rate study for their approval.

    The 1999 Session of the Delaware General Assembly is likely to pass restructuring legislation, which sets the timeframe for bringing retail choice to all customers within 24 months after the legislation is signed by the governor. Key features of the legislation include a rate freeze for cooperative customers and mandatory rate reductions for customers of the state's investor-owned utility. Also, metering and billing functions will be retained by the cooperative but will be competitive for others. The cooperative will continue to be the default supplier for its members and any stranded costs of the cooperative will be recovered based on an evaluation by the Delaware Public Service Commission. As in Virginia and Maryland, this legislation proposes that power generation be deregulated and utilities compete for customers in the open market.

    With the electric utility industry moving toward a competitive environment, it has become necessary for Old Dominion and its Members to develop innovative approaches to serving traditional markets. In a competitive environment, generating utilities are no longer guaranteed the recovery of prudently incurred costs. Generating utilities with costs that exceed market prices could suffer significant losses. Additionally, the loss of customers could also have a significant impact on a utility's results of operations. In the case of Old Dominion and its Members, the loss of a significant portion of load could cause a reduction in revenues and cash flows. The resulting decrease in Member revenues could also cause Old Dominion to lose its tax-exempt status. Management is currently working with the Members through the Strategic Plan Initiative to improve Old Dominion's and the Members' competitive position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Strategic Plan Initiative." Old Dominion cannot predict the ultimate effect competition will have on results of operations and future cash flows.

                        CONSERVATION AND LOAD MANAGEMENT

ENERGY SERVICES

    Old Dominion seeks to encourage and promote, through its Members and their consumers, effective energy services, energy efficiency, and load reduction programs. Energy services programs offer commercial and industrial customers solutions to their challenging energy needs. Energy efficiency programs encourage the construction of efficient and affordable housing, encourage the purchase of energy efficient water heaters and heating, ventilation, and air conditioning equipment, and provide affordable financing for energy efficiency improvements. Member cooperatives also support energy conservation efforts by providing home and business energy audits and educational materials. Load reduction efforts provide Old Dominion the capability of reducing peak load by over 200 MW.

SEASONAL VARIATIONS

    Old Dominion's system is geographically divided into two separate and distinctive power supply area systems --the mainland Virginia area system and the Delmarva Peninsula system. The two systems have similar customer usage characteristics and distribution of sales by consumer classification. Historically, the mainland Virginia area system's peak electric demand is in the winter months, while the Delmarva Peninsula system's peak electric demand is in the summer months. While there is little variance between its summer and winter peak electric demands, Old Dominion, representing both areas, typically has experienced a slightly higher peak demand for power in the winter months. This peak is due to the winter heating load, which reflects the large residential component of Old Dominion's total load. The mainland Virginia area represented 76.6% of Old Dominion's 1998 peak demand.


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

CONTRACTS WITH SEPA

    In addition to power purchased from Old Dominion under their Wholesale Power Contracts, certain Members receive a power allocation from SEPA. The total SEPA allocation to such Members is 84 MW plus associated energy, representing approximately 5.1% of total Member peak demand and approximately 3.5% of total Member energy requirements in 1998. Such Members' contracts with SEPA were renewed in 1996. Each Member that purchases power from SEPA receives its allotment directly from SEPA and pays SEPA directly for such power.

    An additional 8 MW of SEPA power is currently allocated to preference customers in the Virginia Power service area. Because of a recent FERC approved purchase power agreement, the Blue Ridge Power Agency ("BRPA") returned its SEPA allocation to be redistributed to other customers. All of the BRPA allocation is currently distributed to the Virginia Power area preference customers. Additionally, upon resolution of outstanding transmission related issues between SEPA and Carolina Power and Light, a reduction in the allocation to certain members will occur.


POWER PURCHASES UNDER PURPA

    In addition to purchases from Old Dominion and SEPA, the Members are also required to purchase power from QFs under PURPA. Purchases of power generated by QFs constituted less than 1.0% of Old Dominion's energy requirements in 1998. In accordance with FERC regulations, purchases from QFs must be made at avoided costs. Although the Members are required to purchase power from QFs, such power is currently being resold to Old Dominion at a rate not to exceed Old Dominion's avoided costs. The costs are blended into Old Dominion's overall rates charged to all Members. Under the Wholesale Power Contracts, Old Dominion may, at its option, but is not obligated to, purchase this power. No determination has been made as to whether the current arrangement will apply to power that Members may be required to purchase from QFs in the future.


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

    During 1998, North Anna provided approximately 20.3% of the energy requirements of Old Dominion. For statistics regarding North Anna's performance for the three year period ended December 31, 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses."

    CLOVER. Units 1 and 2 of Clover, a joint project between Old Dominion and Virginia Power in which each owns a 50% undivided ownership interest, began commercial operations on October 7, 1995, and March 28, 1996, respectively. Old Dominion has entered into a sale and lease-back of its undivided ownership interest in certain pollution control assets at Clover and separate leases and lease-backs of its undivided ownership interest in each unit and related common facilities, including the pollution control assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Old Dominion is responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power's administrative and general expenses for Clover, and must provide its own financing for these items.

    During 1998, Clover provided approximately 37.0% of the energy requirements of Old Dominion. In accordance with the Clover Operating Agreement, Old Dominion is required to sell any excess of its share of the energy from Clover to Virginia Power. For statistics regarding Clover's performance for the year ended December 31, 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses."


PURCHASED POWER

    In 1998, Old Dominion purchased approximately 42.7% of its total energy requirements pursuant to agreements with five suppliers: Virginia Power, PSE&G, Delmarva Power, American Electric Power, and Allegheny Power. These purchases are system purchases that do not depend on the performance of any single unit in a seller's system. Generally, under these arrangements, Old Dominion's purchases expand and contract to fill the incremental requirements of the Members over that provided by Old Dominion's owned generation, thereby minimizing any risk of excess generating resources.

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

    On March 11, 1998, FERC approved an amended and restated I&O Agreement retroactively effective to January 1, 1998. Under the terms of the amended and restated I&O Agreement with Virginia Power, Old Dominion will continue, through 2001, to purchase from Virginia Power, at declining rates, all its monthly requirements for supplemental demand to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. Old Dominion will purchase its reserve capacity requirements for North Anna and Clover from Virginia Power for the term of the amended and restated I&O Agreement, which expires on the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date upon which Old Dominion's interest in North Anna is reduced to zero. Old Dominion also has the right to displace up to two-thirds of its supplemental energy requirements in 1998 and all of its energy requirements in 1999. By 2002, purchases from Virginia Power are to be at market prices. The amended and restated I&O Agreement extends through 2005 unless either party exercises specific notice provisions in the agreement prior to that time. If such notice provisions are exercised, purchases may be reduced as early as 2002.

    Additionally, under the terms of the amended and restated I&O Agreement, services to Old Dominion have been unbundled and terms for the provision of transmission and ancillary services have been removed. These services will be provided pursuant to Virginia Power's open access transmission tariff. Specific terms are provided in a Service Agreement for Network Integration Transmission Service and a Network Operating Agreement between Virginia Power and Old Dominion, both of which also were approved by FERC on March 11, 1998, retroactively effective to January 1, 1998.

    Virginia Power supplied approximately 19.5% of Old Dominion's total energy requirements in 1998.

    PSE&G. Old Dominion has an agreement with PSE&G ("PSE&G Agreement") to purchase 150 MW of capacity, consisting of 75 MW intermediate and/or peaking capacity and 75 MW base load capacity, and associated energy, through 2005. The PSE&G Agreement contains fixed capacity charges for the base, intermediate, and peaking capacity to be provided under the agreement. However, either party can (within certain limits) apply to FERC to recover changes in certain costs of providing services. In the event of a change in rate, the party adversely affected may terminate the PSE&G Agreement, with one-year notice. Old Dominion may purchase the energy associated with the PSE&G capacity from PSE&G or other power suppliers. If purchased from PSE&G, the energy cost is based on PSE&G's incremental cost above its native load, taking into account the Pennsylvania-New Jersey-Maryland Interconnection LLC ("PJM") economy energy transactions. If purchased from other power suppliers, Old Dominion would pay the negotiated energy rate. Old Dominion is presently purchasing the energy requirements from the short-term markets.

    In October 1997, Old Dominion filed with FERC a section 206 complaint against PSE&G. Old Dominion believes its contract with PSE&G should be modified to conform with PJM restructuring. On May 19, 1998, FERC ruled in Old Dominion's favor, ordering PSE&G to remove any transmission costs from its rates to Old Dominion. Under the PJM structure, Old Dominion pays for the transmission of PSE&G power through the zonal rate it currently pays Delmarva Power. PSE&G has complied with FERC through its compliance order, but has requested a rehearing and is awaiting a final FERC order.

    Approximately 13.9% of Old Dominion's total energy requirements in 1998 was supplied under the PSE&G Agreement.

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

    In August 1996, Old Dominion exercised its option under the partial requirements agreement with Delmarva Power to reduce its power purchases by 30% beginning in 1998. The notice was given based on a review of the wholesale power bids that Old Dominion received in response to its request for proposals for power purchase contracts. A joint venture contract with Conectiv and Pennsylvania Power & Light ("PPL") to cover power purchases beginning September 1998 and extending through December 2001 was approved by FERC. In addition to its notice to reduce power purchases by 30%, Old Dominion has given Delmarva Power the required five years notice to terminate all purchases under the partial requirements agreement by 2001.

    Delmarva Power supplied approximately 6.9% of Old Dominion's total energy requirements in 1998.

    AMERICAN ELECTRIC POWER. Old Dominion purchases power from American Electric Power pursuant to two agreements, each of which expires in 2001. Combined, the agreements allow for purchases of up to 100 MW a year. A third agreement, which became effective April 1, 1996, provides for purchases of an additional eight MW. Charges for power are assessed according to American Electric Power's wholesale rate tariff filed with FERC.

    American Electric Power supplied approximately 1.5% of Old Dominion's total energy requirements in 1998.

    ALLEGHENY POWER. Old Dominion entered into a five-year fixed price contract with Allegheny Power beginning January 1997. Transmission service is supplied under Allegheny Power's open access transmission tariff.

     Allegheny Power supplied approximately 0.9% of Old Dominion's total energy requirements in 1998.


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

    PJM. In January 1998, Old Dominion submitted an application to become a member of PJM. In September 1998, Old Dominion applied to PJM for network transmission service to serve its PSE&G and Conective/PPL contracts.

    On December 4, 1998, Old Dominion filed a complaint with FERC against PJM believing that modification to the PJM open access tariff and Market Structure Agreement was warranted. Old Dominion also requested an investigation into the cause for the increase in energy market prices within PJM since locational marginal pricing was implemented. FERC has not yet acted on the complaint.

    OTHER TRANSMISSION SYSTEMS. Allegheny Power, in its power sales contract with Old Dominion, has agreed to transmit power pursuant to Allegheny Power's open access transmission tariff. In addition, the power purchase contracts between American Electric Power and Old Dominion require American Electric Power to transmit power to three delivery points in the service territory of Southside Electric Cooperative.


FUEL SUPPLY

    NUCLEAR FUEL. Under the Purchase, Construction and Ownership Agreement, the amended and restated I&O Agreement, and the Nuclear Fuel Agreement between Old Dominion and Virginia Power, each dated as of December 28, 1982, amended and restated October 17, 1983, Virginia Power has the authority and responsibility to procure nuclear fuel for North Anna. Virginia Power employs both spot purchases and long-term contracts to satisfy nuclear fuel requirements. The nuclear fuel supply and related services are expected to be adequate to satisfy current and future nuclear generation requirements and Virginia Power continually evaluates worldwide market conditions in order to ensure a range of supply options at reasonable prices. Virginia Power reports that current agreements, inventories, and market conditions will support current and planned fuel cycles throughout the remainder of the 1990s and into the early 2000s. Beyond that period, additional fuel will be purchased as required to ensure optimum cost and inventory levels.

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                 Not Applicable

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical information relating to the financial condition and results of operations of Old Dominion over the past five years:

                                                             Year Ended December 31,
                                              -----------------------------------------------------
                                                1998     1997       1996      1995         1994
                                              -------  ---------  --------  ---------  ------------
                                                   (in thousands, except ratios)
Statement of Operations Data:
Operating Revenues..........................  $364,221  $358,505  $366,909  $357,322    $336,541
Operating Margin............................    66,195    72,336    67,780    56,010      56,817
Net Margin..................................    12,094    12,799    12,240    34,028      37,694
Margins for Interest Ratio (1)..............      1.20      1.20      1.20      1.53        1.59

-------------------

(1) Under the Indenture (as hereinafter defined), Old Dominion is required, subject to regulatory approval, to establish and collect rates which are reasonably expected to yield Margins for Interest ("MFI") for the 12-month period commencing with the effective date of such rates equal to at least
     1.20 times total interest charges during such 12-month period on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture (the "MFI Ratio"). The MFI Ratio is determined by dividing Old Dominion's MFI by its Interest Charges (as hereinafter defined) where: MFI is defined as the sum of (i) net margins for the period, plus (ii) Interest Charges and accruals for Federal and other taxes imposed on income, minus (iii) the amount, if any, by which certain non-operating margins otherwise includable in net margins exceed 60% of such net margins. Interest Charges are defined as the total interest charges (whether capitalized or expensed) of Old Dominion on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture, including amortization of debt discount and expense or premium. The MFI ratio decreased from 1995 to 1996 primarily due to the discontinuance of an Equity Development Plan which was designed to significantly increase Old Dominion's patronage capital.


                                                                          December 31,
                                               --------------------------------------------------------------
                                                    1998          1997         1996         1995     1994
                                               -----------   ----------   -----------   -----------   -------
                                                             (in thousands, except ratios)

Balance Sheet Data:
Electric Plant:
  In service, net...........................   $   753,375   $  798,383   $  824,455   $  552,784  $  206,202
  Construction work in progress.............        13,591       12,701       11,106      269,554     551,042
                                               -----------   ----------   ----------   ----------  ----------
  Net Electric Plant........................       766,966      811,084      835,561      822,338     757,244
Other Assets................................       359,578      319,172      320,785      256,608     316,657
                                               -----------   ----------   ----------   ----------  ----------
Total Assets................................   $ 1,126,544   $1,130,256   $1,156,346   $1,078,946  $1,073,901
                                               ===========   ==========   ==========   ==========  ==========

Capitalization:
  Patronage capital (1).....................   $   206,530   $  197,552   $  184,753     $172,513  $  138,485
  Accumulated other comprehensive income....           697          344            -            -           -
  Long-term debt............................       584,630      605,878      664,490      738,974     793,070
                                               -----------   ----------   ----------   ----------  ----------
  Total capitalization......................   $   791,857   $  803,774   $  849,243     $911,487    $931,555
                                               ===========   ==========   ==========   ==========  ==========
Equity Ratio (2)............................          26.1%        24.6%        21.8%        18.9%       14.9%
                                                      ====         ====         ====         ====        ====

-------------------
(1) In December 1997, Old Dominion's Board of Directors approved the retirement of $3.1 million of patronage capital, which was distributed in February 1998.
(2) Equity ratio equals patronage capital divided by total capitalization. The equity ratio increased from 1997 to 1998 because of $29.0 million of debt principal payments and the addition of $12.1 million of equity. The equity ratio increased from 1996 to 1997 due to the purchase of $32.0 million of debt, $16.9 million of debt principal payments, and the addition of $12.8 million of equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as defined by the Private Securities Litigation Act of 1995, with respect to matters that could have an impact on future operations of Old Dominion. These statements, based on expectations and estimates of management, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to: general business conditions, competition, federal and state regulations, environmental issues, tax status, industry restructuring, year 2000 readiness and weather. Given these uncertainties, undue reliance should not be placed on such forward-looking statements.

GENERAL

     Old Dominion operates on a not-for-profit basis and, accordingly, seeks to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet financial coverage requirements. Revenues in excess of expenses in any year are designated as net margins in Old Dominion's Consolidated Statements of Revenues, Expenses and Patronage Capital. Retained net margins are designated in Old Dominion's Consolidated Statements of Revenues, Expenses and Patronage Capital and Consolidated Balance Sheets as patronage capital, which is assigned to each Member on the basis of patronage. Patronage capital currently constitutes all of Old Dominion's equity. Any distributions are subject to the discretion of the Board of Directors of Old Dominion and to certain restrictions contained in the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion and Crestar Bank, as trustee, (as supplemented by eight supplemental indentures thereto, hereinafter collectively referred to as the "Indenture"). In December 1997, Old Dominion's Board of Directors approved the retirement of approximately $3.1 million of patronage capital, which was disbursed in February 1998.

     Under a rate formula accepted for filing by the Federal Energy Regulatory Commission ("FERC") in 1992, the rates charged by Old Dominion are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Old Dominion's revenue requirements. The rate methodology uses traditional techniques to allocate costs to capacity and energy in establishing rates to the Members. The formula is intended to permit collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded on Old Dominion's books, plus an additional 20% of total interest charges, plus additional equity contributions as approved by Old Dominion's Board of Directors. It also provides for the periodic adjustment of rates to recover actual prudently incurred costs, whether they increase or decrease, without further application to and acceptance by FERC. In accordance with the Strategic Plan Initiative (as discussed hereinafter), 1999 rates approved by the board of directors include an additional equity contribution of approximately $45.0 million.

     In order to minimize power costs to Members and provide for uncertainties connected with the establishment of prospective rates, the Board of Directors established a plan ("Margin Stabilization Plan") in 1984 which allows Old Dominion to review its actual cost of service and power sales as of year end and adjust revenues from the Members to take into account actual results and financial coverage. Old Dominion's FERC rate formula allows Old Dominion to recover and refund amounts under the Margin Stabilization Plan. All adjustments, whether increases or decreases, are recorded in the year affected and allocated to Members based on power sales during that year. Such increases or decreases are collected from Members, or offset against amounts owed by the Members, in the succeeding year. Under the Margin Stabilization Plan, Old Dominion reduced revenues from power sales and increased accounts payable to Members for 1998, 1997, and 1996 in the amount of $4.4 million, $8.0 million, and $3.5 million, respectively.

     Under the Indenture, Old Dominion is required, subject to regulatory approval, to establish and collect rates which are reasonably expected to yield Margins for Interest ("MFI") for the 12-month period commencing with the effective date of such rates equal to at least 1.20 times total interest charges during such 12-month period on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture (the "MFI Ratio"). The Indenture limits the amount of certain non-operating margins that may be taken into account in calculating MFI to 60% of net margins. Since 1984, Old Dominion's first full year as an operating utility, Old Dominion's non-operating margins have not equaled or exceeded 60% of net margins. Management does not anticipate that such non-operating margins will equal or exceed 60% of net margins in the foreseeable future and also believes that the rate formula described above and the rates and charges established under the Wholesale Power Contracts will enable Old Dominion to achieve such MFI. Old Dominion achieved an MFI Ratio of
1.20 in 1998, 1997, and 1996.

     In accordance with the requirements of Section 501(c)(12) of the Internal Revenue Code of 1986, as amended, Old Dominion must receive at least 85% of its income from its Members in order to maintain its tax-exempt status. The major components of Old Dominion's non-member income include investment interest, income on the decommissioning fund, and interest from deposits associated with two long-term lease transactions. If, in any given year, Member income is less than 85% of total income, Old Dominion would become a taxable entity in that year, which could have a significant impact on results of operations and cash flows. Maintenance of a tax-exempt status is dependent upon many things, several of which are outside of management's control, such as weather-related sales and interest rates. Additionally, a decrease in Member revenues resulting from the effect of deregulation could also cause Old Dominion to lose its tax-exempt status. Management regularly monitors the level of non-member income to determine whether the tax-exempt status continues. For purposes of determining its tax status, Old Dominion's Member receipts in 1998, 1997 and 1996 were approximately 87%, 87% and 86%, respectively, of total gross receipts.


STRATEGIC PLAN INITIATIVE

   On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market ("Strategic Plan Initiative"). Subsequently, an independent assessment of the impact on Old Dominion of transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the board of directors on July 28, 1998, and incorporated into the Strategic Plan Initiative. The Strategic Plan Initiative calls for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 to 2003 with the funds to be used for the prepayment of a portion of outstanding debt. To date, Old Dominion has accelerated the recovery of certain assets ($28.0 million in 1998 and $11.5 million in 1997) and has rates in place to provide for an additional equity contribution of approximately $45.0 million by the end of 1999. The Strategic Plan Initiative could result in an alternate treatment of Old Dominion's excess margins, which are currently returned to Members through the Margin Stabilization Plan or retained as additional equity contributions. Management is exploring alternative uses for these margins, including the potential accelerated recovery through rates of plant assets. Funds received from the Strategic Plan Initiative will be invested in high-grade available-for-sale securities.

   Northern Virginia Electric Cooperative ("NOVEC") and Southside Electric Cooperative ("SEC") have voiced concerns about the level and timing of cost recovery as contemplated by the Strategic Plan Initiative. Further, NOVEC has expressed concerns about the Strategic Plan Initiative regarding whether Old Dominion has the right under the Wholesale Power Contracts to "over-collect" monies from its members for future debt retirement or for payment of future costs. Management believes that in time these issues will be resolved.


RESULTS OF OPERATIONS

OPERATING REVENUES

     Old Dominion's operating revenues are derived from power sales to its Members and to a non-member. Revenues from sales to Members are a function of the requirement for power by the Members' consumers and Old Dominion's cost of service in meeting that requirement. The major factors affecting the Members' consumers' demand for power are the growth in the number of consumers and seasonal weather fluctuations.

     Old Dominion is required to sell its excess power from Clover to Virginia Power, a non-member. In 1998, 1997, and 1996, non-member sales were $0.8 million, $0.4 million, and $0.4 million, respectively.

     Old Dominion's energy sales to its Members, Member revenues, and average power cost for the past three years were as follows:

                                                                       Average
                                                       Member           Power
           Year Ended December 31,      Sales          Revenues         Cost
           -----------------------      -----          --------         ----
                                        (MWh)       (In millions)      ($/MWh)

     1998..........................   7,933,881         $363.4          $45.81
     1997..........................   7,665,042          358.1           46.72
     1996..........................   7,482,482          366.5           48.98

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

     Changes (increase/(decrease)) in operating revenues by component for the past three years were as follows:

                                                            Year Ended December 31,
                                                        -------------------------------
                                                        1998          1997         1996
                                                        ----          ----         ----
                                                                (In thousands)
Sales to Members:
  Power sales volume............................       $ 8,294       $ 4,957      $21,378
  Blended rates.................................        (8,546)       (1,694)      (1,982)
  Fuel adjustment revenues......................         1,924        (7,156)     (10,175)
  Margin Stabilization Plan adjustment..........         3,638        (4,500)         (15)
                                                       -------       -------      -------
                                                         5,310        (8,393)       9,206
Sales to non-members............................           406           (11)         381
                                                       -------       --------     -------
                                                       $ 5,716       $(8,404)     $ 9,587
                                                       =======       ========     =======

     Warm weather in the first and fourth quarters of 1998, combined with a 4.0% reduction in Old Dominion's demand rate, resulted in a decrease in demand revenues. However, the decrease was partially offset by an increase in demand revenues due to the hot weather during the second and third quarters. The net result was a 2.0% decrease in demand revenues. Energy revenues increased 3.4% in 1998. An increase in fuel adjustment revenues combined with a decrease in the Margin Stabilization Plan adjustment increased revenues by $5.6 million in 1998.

     Lower energy costs in 1997 reduced fuel adjustment revenues by $7.2 million. Operating revenues were further reduced by a $4.5 million increase in the Margin Stabilization Plan adjustment and a 1.0% reduction in the demand rate, effective April 1, 1997. The decreases in operating revenues were offset by a 2.4% increase in energy sales, which increased revenue approximately $5.0 million. There was no significant change in demand sales.

     Weather affects customer demand for electricity. Hot summers and cold winters increase demand while mild weather reduces demand. The weather's effect is measured using degree days. A degree day is the difference between the average daily temperature and a baseline temperature of 65 degrees. Cooling degree days result when the average daily temperature is above 65 degrees; heating degree days result when the average daily temperature is below 65 degrees. Heating and cooling degree days for 1998 and 1997 were as follows:

                                                      1998       1997     Normal
                                                      ----       ----     ------
             Cooling degree days.................    1,593      1,323      1,597

             Percentage change compared to
               prior year........................    20.41 %    (9.86)%
             Heating degree days.................    3,195      3,816      3,737
             Percentage change compared to
               prior year........................   (16.27)%    (2.98)%

     Consistent with the Strategic Plan Initiative, the Board of Directors approved a 4.0% reduction in the demand rate to the Members effective in 1999. Based on projected purchased power costs and other operating expenses for 1999, Old Dominion plans no change in the base energy rate for the 1999 rate year.

OPERATING EXPENSES

OPERATION EXPENSES

     Old Dominion has an 11.6% undivided ownership interest in North Anna and a 50% undivided ownership interest in Clover. Power plants, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs; however, such facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear and other power plants, including Old Dominion, incur the embedded fixed costs of these facilities whether or not the units operate.

     When either North Anna or Clover is off-line, Old Dominion must purchase replacement power under the amended and restated I&O Agreement that is more costly. Any change in the amount of Old Dominion's energy output from North Anna or Clover displaces or is replaced by higher cost supplemental energy purchases from Virginia Power. As a result, Old Dominion's operating expenses, and therefore its rates to the Members, are significantly affected by the operation of North Anna and Clover.

     North Anna and Clover capacity factors for the past three years were as follows:

                                     North Anna                       Clover
                                     ----------                       ------
                             Year Ended December 31,         Year Ended December 31,
                             -----------------------         -----------------------
                             1998      1997      1996        1998      1997    1996
                            ------    ------    ------     --------   ------  -------
    Unit 1................   92.3%     91.5%     88.5%        85.7%    61.6     57.1
    Unit 2................   90.2      99.7      77.7         72.5     63.7     70.9
    Combined..............   91.3      95.6      83.1         79.1     62.7     64.0

     North Anna Unit 1 is scheduled for a 35-day refueling outage in 1999. Refueling outages have no impact on Old Dominion's results of operations; however, outages are a factor in the determination of the rates charged to Members. Clover Units 1 and 2 are scheduled for 15- and 11-day outages, respectively, in 1999.

     In February 1997, it was determined that the chimney liners on both Clover Units 1 and 2 would be replaced at no cost to the joint owners except in lost generation and minimal overhead costs. The chimney liner replacement on Units 1 and 2 were completed in November 1997 and April 1998, respectively. The chimney liner replacement on Unit 1 was completed in 61 days, 35 days ahead of schedule. The chimney liner replacement on Unit 2 was completed in 60 days, 18 days ahead of schedule.

     Old Dominion's energy supply for the past three years was as follows:

                                                           Year Ended December 31,
                                                           -----------------------
                                                      1998        1997           1996
                                                      ----        ----           ----
                                                                  (MWh)
Clover ......................................        3,028,740    2,394,471    2,246,920
                                                     ---------    ---------    ---------
North Anna...................................        1,659,167    1,739,108    1,515,777
                                                     ---------    ---------    ---------



Purchased power:
    Virginia Power...........................        1,599,010    2,006,955    2,137,318
    PSE&G....................................        1,121,750    1,095,120    1,066,678
    Delmarva Power...........................          565,562      500,573      528,368
    Conectiv/PPL.............................           18,383            -            -
    Other....................................          199,165      181,612      173,806
                                                    ----------   ----------   ----------
       Subtotal..............................        3,503,870    3,784,260    3,906,170
                                                     ---------    ---------    ---------
         Total Available Energy..............        8,191,777    7,917,839    7,668,867
                                                     =========   ==========    =========

     Purchased power costs decreased in 1998 as compared to 1997 because: (1) demand charges were reduced under the amended and restated I&O Agreement with Virginia Power; (2) the Conectiv/Pennsylvania Power and Light ("PPL") contract, which replaced more expensive purchased power contracts, commenced September 1, 1998; and (3) PSE&G costs were reduced as a result of the FERC order on PJM restructuring. Purchased power costs also decreased in 1998 as compared to 1997 because of the operations of North Anna and Clover and because of the warm weather during the first and fourth quarters of 1998. Purchased power costs decreased in 1997 as compared to 1996 due to the operations of North Anna and Clover and the milder weather in 1997.

     Fuel costs increased in 1997 and 1998 because of greater production at Clover. In 1997, fuel costs also increased because of increased production at North Anna.

OTHER OPERATING EXPENSES

     Depreciation and amortization was $48.5 million, $31.5 million, and $26.7 million in 1998, 1997, and 1996, respectively. In 1998 and 1997, Old Dominion accelerated the amortization and recovery in rates of certain assets, which increased amortization expense $20.7 million and $2.9 million, respectively. Additionally, in 1997, Clover depreciation increased because of a change in the estimated life of the Clover ash site landfill, and the operation of both Clover units during the entire year of 1997. Clover Unit 2 was in operation for only nine months in 1996.

NON-OPERATING INCOME AND EXPENSES

     Investment balances were greater in 1998 than in 1997 resulting in an increase in investment income. Investment income decreased in 1997 as compared to 1996 because of lower investment balances.

     Interest on long-term debt was $60.1 million, $63.7 million, and $60.9 million in 1998, 1997, and 1996, respectively. Interest on long-term debt decreased in 1998 as compared to 1997 due to a continued reduction in the amount of debt outstanding through scheduled principal payments of $28.5 million. The decrease was partially offset by the accelerated amortization and recovery in rates of debt refinancing premiums of $8.1 million. In 1997, Old Dominion accelerated the amortization and recovery in rates of certain assets, which increased interest expense $8.6 million. The increase was offset by a decrease in interest expense resulting from the purchase, in April 1997, of $32.0 million of outstanding debt combined with $16.9 million of debt principal payments.


LIQUIDITY AND CAPITAL RESOURCES

     Old Dominion's Strategic Plan Initiative is designed to increase liquidity with the objective of prepaying approximately $330.0 million in outstanding debt.

     OPERATING ACTIVITIES are a significant source of cash for Old Dominion, providing $79.9 million, $80.2 million, and $92.8 million in 1998, 1997, and 1996, respectively. Old Dominion's cash flows from operating activities are affected principally by the level of Old Dominion's net margins, depreciation and, in 1998 and 1997, accelerated amortization and recovery in rates of certain assets as approved by the Board of Directors. Cash flows from operating activities also were affected by the increase in amortization expense resulting from the accelerated amortization of the $20.7 million

North Anna plant acquisition adjustment and an $8.1 million premium on debt refinancing in 1998 and certain regulatory assets in 1997 of $11.5 million.

     In March 1996, after all its contingent obligations connected therewith were satisfied, Old Dominion recognized a gain of $5.8 million from a 1994 cross-border tax benefit lease transaction.

     FINANCING ACTIVITIES resulted in a net cash outflow in 1998 and 1997 as Old Dominion used available cash for debt service and to purchase long-term debt. Old Dominion also purchased long-term debt in 1996; however, the completion of two long-term lease transactions resulted in a $107.6 million addition to cash.

     During 1997 and 1996, Old Dominion purchased approximately $32.0 million and $83.1 million, respectively, of its First Mortgage Bonds, 1992 Series A and 1993 Series A. The transactions resulted in net losses of approximately $2.5 million in 1997 and $2.2 million in 1996, including the write-off of original issuance costs. The net losses have been deferred and are being amortized over the life of the remaining bonds.

     In February 1997, Old Dominion refinanced its First Mortgage Bonds, 1996 Series A. The refinanced bonds, 1996 Series B, have an effective interest rate of 7.06% and are due in 2018, except for approximately $0.6 million, which was due in January 1998.

     In November 1997, Old Dominion refinanced $1.0 million of its First Mortgage Bonds, 1992 Series C due 1997. The refinanced bonds, 1997 Series A, are due in 2002 at an interest rate of 4.9%.

     In November 1998, Old Dominion refinanced $1.1 million of its First Mortgage Bonds, 1992 Series C due 1998. The refinanced bonds, 1998 Series A, are due in 2002 at an interest rate of 4.25%.

     Also in November 1998, Old Dominion issued $5.0 million of First Mortgage Bonds, 1998 Series B. The bonds have an interest rate of 4.25% and mature in 2002.

    Old Dominion has established unsecured short-term lines of credit to provide additional sources of financing. Old Dominion has a $30.0 million committed line of credit with NationsBank N.A., which expires on September 30, 1999, and is expected to be renewed. Additionally, Old Dominion has a $20.0 million committed line of credit with National Rural Utilities Cooperative Finance Corporation, a $20.0 million committed line of credit with CoBank, ACB, both of which expire on December 31, 1999, and are expected to be renewed and a $150.0 million committed line of credit with Branch Banking and Trust Company of Virginia ("BB&T"), which expires on February 29, 2000, and is expected to be renewed. Old Dominion also has arranged uncommitted short-term borrowing arrangements aggregating $30.0 million. Due to limitations contained in certain of these uncommitted facilities, no more than $85.0 million in total can be outstanding at any time under Old Dominion's committed and uncommitted short-term borrowing arrangements. At December 31, 1998 and 1997, Old Dominion had no short-term borrowings outstanding under any of these arrangements.

    INVESTING ACTIVITIES resulted in a net cash outflow of $21.5 million in 1998 because of additions to electric plant and investments and funds, both restricted and other. Investing activities resulted in a net cash outflow of $22.5 million in 1997 mostly due to additions to electric plant and restricted investments and funds. These cash outflows were offset by an increase in cash resulting from a reduction in other investments and funds.

    Old Dominion's capital improvement requirements are projected based on long-range plans and supporting studies. The following projections are a product of Old Dominion's most recently updated plans, and are subject to continuing review and periodic revision. No amount has been included for NOx related expenditures which could be material. The table below summarizes Old Dominion's historical and projected capital improvements, including nuclear fuel, for 1996 through 2001 (in millions):

                                     Historical                  Projected
                                --------------------        -------------------
                                1996   1997     1998        1999   2000    2001
                                ----   ----     ----        ----   ----    ----
Clover.......................  $20.7   $ 2.5  $  0.2       $  0.8 $ 12.4  $12.6
North Anna...................   12.8     7.2     8.5          9.0    8.2   11.2
Other........................    1.2     0.3     0.2          5.8      -      -
                              ------ ------- -------        -----  -----  -----
   Total.....................  $34.7   $10.0  $  8.9        $15.6  $20.6  $23.8
                               =====   =====  ======        =====  =====  =====

     Old Dominion expects to satisfy the approximately $60.0 million of capital expenditure requirements through 2001 with internally generated funds.


OTHER MATTERS

     On July 29, 1997, Old Dominion and Virginia Power signed an amended and restated I&O Agreement. The amended and restated I&O Agreement was filed with FERC and was approved on March 11, 1998, effective retroactive to January 1, 1998. The terms of the amended and restated I&O Agreement extend through 2005, unless either party exercises specific notice provisions in the agreement prior to that time. If such notice provisions are exercised, purchases may be reduced as early as 2002. The amended and restated I&O Agreement covers the supply of supplemental, peaking and reserve power plus a new power transmission relationship that takes into account a national policy of opening power lines to competing wholesale power suppliers. It also allows the two companies to make the transition to a competitive electric power market over a five-year period. Old Dominion estimates that this new wholesale power contract with Virginia Power could generate significant savings for its Members over current rates.

   Old Dominion holds an approximate 30% equity interest in CSC Services, Inc. ("CSC"), formed in 1995 by Old Dominion and 10 of its 12 member distribution systems to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover amounts owed under the power sales contract, plus damages and fees. A trial date has not been set. In August 1998, CSC signed an agreement in principle to sell its interest in Seacoast Power LLC to the other participants in Seacoast Power LLC for $100,000.


    On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. On January 29, 1998, the Texas Court of Appeals issued an order affirming the default judgment against Seacoast but reversing and remanding the award of any damages as factually unsupported. On March 18, 1998, Seacoast filed an appeal challenging the refusal by the Texas Court of Appeals to set aside the judgment. That appeal was denied. CSC has agreed to fund approximately one-half of any further costs, which may be necessary to defend Seacoast against this action if the damage claim is pursued. Management of CSC believes there is no basis for the lawsuit and no additional amount has been recorded as a liability by Old Dominion in 1998.


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

    In an effort to achieve an orderly transition of the industry to a competitive wholesale power market, FERC issued its final rules (Orders 888 and 889) in April 1996 that provided for comparable transmission service for all users of the transmission system. Such rules are intended to promote wholesale competition through open access, non-discriminatory transmission service and will become the catalyst for moving the industry into a competitive marketplace. On March 4, 1997, FERC issued Orders 888-A and 889-A reaffirming its basic determinations and clarifying certain terms in Orders 888 and 889. On November 25, 1997, FERC issued Orders 888-B and 889-B which basically deny all requests for a rehearing regarding Orders 888-A and 889-A.

    The 1999 Session of the Virginia General Assembly passed legislation, which provides for retail choice to begin on January 1, 2002, and be completed by January 1, 2004. The legislation allows the VSCC to accelerate competition, upon finding that effective competition exists, or may delay it by one year. Previously regulated electric utilities will unbundle the component parts of generation, transmission, and distribution. Power transmission and distribution will remain under government regulation; however, power generation will be deregulated and utilities will compete for customers in the open market. Cooperatives will continue to be the default supplier for their members.

    The deregulation plan calls for capping rates, excluding the recovery of fuel costs, from January 1, 2002 to July 1, 2007, during which time competition for power generation will be introduced into the state's electric utility industry. The rates will be capped at the levels in effect on July 1, 1999; however, a utility can petition the VSCC for an increase in rates prior to January 1, 2001. Utilities may use revenues collected during the transition period to recover the costs of nuclear power plants and other assets that could lose their values in a competitive market. The member cooperatives in Virginia will be required to comply with these regulations.

    On December 3, 1997, the Maryland Public Service Commission ("Maryland Commission") issued Order No. 73834 to commence a three-year phase-in of retail competition beginning April 1999. The order identified many issues that must be resolved in order to accomplish a comprehensive and orderly restructuring of the retail electric industry in Maryland. However, after public comment, the Maryland Commission delayed the implementation date until July 1, 2000.

     In addition to the Maryland Commission Order, a package of legislation has been introduced in the Maryland General Assembly. One approach leaves major decisions to the Maryland Commission. A second approach provides for expanded environmental and consumer protection programs. A majority of stakeholders are supporting the first approach. In addition, a third measure to address the tax consequences of restructuring has been introduced. It is uncertain at this point whether any action will be taken before the Maryland General Assembly adjourns. These bills call for retail choice to be phased in beginning July 2000 with all investor owned utility customers having retail choice by July 2002. The bills provide that a separate schedule be developed that would offer choice to all cooperative customers by July 2003. Similar to legislation proposed in Virginia and by the Maryland Commission, power generation will be deregulated and utilities will compete for customers in the open market. The implementation of retail choice is predicated on comprehensive tax restructuring legislation that has not yet been introduced to the legislature.

     Under the proposed legislation, the local distribution cooperatives will retain the billing and metering functions and will continue to be the default supplier in their assigned territories. Any proposed collection of stranded costs by member cooperatives will be included in a filing before the Maryland Commission along with an unbundled rate study for their approval.

    The 1999 Session of the Delaware General Assembly is likely to pass restructuring legislation, which sets the timeframe for bringing retail choice to all customers within 24 months after the legislation is signed by the governor. Key features of the legislation include a rate freeze for cooperative customers and mandatory rate reductions for customers of the state's investor-owned utility. Also, metering and billing functions will be retained by the cooperatives in their assigned territories, but will be competitive for others. The cooperative will continue to be the default supplier for its members and any stranded costs of the cooperative will be recovered based on an evaluation by the Delaware Public Service Commission. As in Virginia and Maryland, this legislation proposes that power generation be deregulated and utilities compete for customers in the open market.

    With the electric utility industry moving toward a competitive environment, it has become necessary for Old Dominion and its members to develop innovative approaches to serving traditional markets. In a competitive environment, generating utilities are no longer guaranteed the recovery of prudently incurred costs. Generating utilities with costs that exceed market prices could suffer significant losses. Additionally, the loss of customers could also have a significant impact on a utility's results of operations. In the case of Old Dominion and its Members, the loss of a significant portion of load could cause a reduction in revenues and cash flows. The resulting decrease in Member revenues could also cause Old Dominion to lose its tax-exempt status. Management is currently working with the Members through the Strategic Plan Initiative to improve Old Dominion's and the Members' competitive position. Old Dominion cannot predict the ultimate effect competition will have on results of operations and future cash flows.

YEAR 2000

    Certain computer hardware, computer software, and embedded technology used by Old Dominion was not designed to recognize calendar years after 1999. Since Old Dominion's operations rely upon computer technology and upon the systems of others with whom it does business, the failure of Old Dominion, or those with whom it does business, to become year 2000 compliant on a timely basis could have a material adverse effect on Old Dominion's operations and its financial condition.

    Old Dominion's goal is to ensure that key systems, applications and third-party relationships have been evaluated and will continue operating into the year 2000 and thereafter ("year 2000 ready"). Given the magnitude and complexity of the year 2000 issue, Old Dominion cannot guarantee that every problem will be found and corrected prior to January 1, 2000. Therefore, Old Dominion is focusing on critical operating and business systems and anticipates having a contingency plan in place by June 1999 to deal with any problems should they occur.

    Old Dominion's primary concerns are its ability to obtain power for its Members through purchase or generation; the ability of its Members to deliver power to their customers; the ability of Old Dominion to bill its Members for power received, and the ability of Old Dominion to monitor loads. To address these and other concerns, Old Dominion formalized an initiative, which included the appointment of a project manager having overall responsibility for coordinating efforts in addressing its year 2000 issues and implementing solutions. In addition, Old Dominion contracted with a technology services company to perform an assessment and analysis of its information technology and non-information technology systems. Their analysis involved inventorying all systems and addressed computer hardware, computer software, and embedded technology issues. In October 1998, the technology services company issued its report, which contained detailed findings and recommendations. From this report, Old Dominion formalized a year 2000 action plan which was approved by Old Dominion's Board of Directors on February 8, 1999.

    Currently, Old Dominion anticipates upgrading or replacing older systems and equipment with new, year 2000 compliant systems and equipment and implementing a four-phase approach for each system.

        Planning and assessment: This phase consists of identifying affected systems and software and developing a remediation or replacement plan.

        Implementation and remediation: This phase consists of system upgrade, replacement or other corrective action.

        Testing and documentation: This phase includes validation of corrective actions taken.

        Contingency planning: This phase consists of departmental planning for internal and external risks.

    Old Dominion has completed the assessment of its systems and identified appropriate resources and courses of action to ensure that the key operating and business systems are year 2000 ready. In addition, Old Dominion is meeting with key suppliers and assessing their year 2000 readiness.

    Old Dominion has determined that its financial and engineering systems are year 2000 ready. The billing system has been modified and documentation of the testing results is currently underway. Also user/information systems documentation is being updated.

    As operator of both the North Anna and Clover power stations, Virginia Power is responsible for ensuring that the plants are year 2000 ready. North Anna is expected to be year 2000 ready by October 31, 1999. Unit 2 is scheduled for a regular maintenance and refueling outage in September 1999 and final remediation work will be done during that outage. Virginia Power has represented that it will have extensive experience performing remediation at three nuclear units, including North Anna Unit 1, prior to that time and, thus, is confident that the work on Unit 2 will be achieved quickly. Clover is expected to be year 2000 ready by July 1999. Virginia Power's contingency planning efforts to ensure continuity of operations into and beyond the year 2000 are on schedule to be completed by June 30, 1999. Virginia Power has existing contingency plans in place in case of an extraordinary event, which may cause interruptions in service. Year 2000 contingency planning is an extension of these existing plans.

    As part of the year 2000 compliance process, Old Dominion must determine and evaluate most reasonably likely worst case scenarios. Based on preliminary evaluations, Old Dominion has identified the following as the most reasonably likely worst case scenarios: temporary loss of a portion of generation capacity and third party power suppliers' failure to be year 2000 compliant. Based on information supplied by Virginia Power, Old Dominion does not believe that a temporary loss of generation capacity will have a material adverse impact on Old Dominion's results of operations.

    Old Dominion has made inquiries of and sent questionnaires to its Members in order to determine their year 2000 readiness. However, Old Dominion does not control their year 2000 activities and non-compliance by a Member could have an adverse impact on Old Dominion's results of operations.

    Regarding third party power suppliers, Old Dominion receives a significant portion of its power from other parties and is interconnected with other utilities at more than 200 transmission and distribution points. Although Old Dominion has a program to keep up with their efforts for year 2000 compliance, Old Dominion does not control their activities and outcome. Non-year 2000 compliance by these third parties could have a detrimental impact on Old Dominion and its Members.

    Old Dominion's estimate of its year 2000 costs is approximately $0.6 million, of which approximately $0.3 million has been expended to date.

    The above description of Old Dominion's year 2000 efforts and completion dates are based on assumptions and management's best estimates regarding future events. However, estimates and assumptions could change as Old Dominion moves through this process and as more information becomes available. Additionally, there are no assurances that estimates of completion will be achieved and actual results could differ materially from those stated above.

UTILITY OPERATIONS

     Effective November 23, 1998, the NRC amended its nuclear decommissioning financial assurance requirements to limit the use of the sinking fund method to only that portion of a licensee's collections for decommissioning that is recovered through either traditional cost of service rate regulation or through non-bypassable charges. Old Dominion's decommissioning collections are recovered through cost of service rate regulation.

RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999 and the FASB Emerging Issues Task Force ("EITF") issued EITF 98-10, "Accounting for Energy Trading and Risk Management Activities." Old Dominion believes the impact of these recently issued pronouncements will not be material to its consolidated results of operations and financial position.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Old Dominion is exposed to market risk including changes in interest rates and equity prices. Interest rate risk is generally associated with Old Dominion's outstanding debt and trust-issued securities. Old Dominion is also subject to interest rate risk as well as equity price risk as a result of its nuclear decommissioning trust investments in debt and equity securities.

INTEREST RATE RISK

     Old Dominion uses both fixed and variable rate debt as sources of financing. The following table illustrates financial instruments that are held or issued by Old Dominion at December 31, 1998, and are sensitive to interest rate changes:

                                                                                            At December 31,
                                                                                            ---------------
                                                       Expected Maturity Value            1998            1997
                                                       -----------------------            ----            ----
                                                                                              Fair
                                            1999    2000   2001      2002  Thereafter  Total  Value   Total  Value
                                            ----    ----   ----      ----  ----------  -----  -----   -----  -----
                                                              (in millions, except percentages)
LIABILITIES - Fixed rate Mortgage bonds:
    Taxable bonds                           $28.2   $28.2  $28.2    $28.2    $446.3    $559.1 $681.5  $587.3 $701.7
      Average interest rate                   8.2%    8.2%   8.2%     8.2%      8.0%
    Tax-exempt bonds                          1.1     1.2    1.3      8.4      53.2      65.2   68.8    66.3   62.9
      Average interest rate                   6.1%    6.1%   6.1%     6.2%      6.6%
LIABILITIES - Variable rate
  Tax-exempt bonds                             .3      .3    1.1        -       6.8       8.5    8.5     8.8    8.8
      Average interest rate                   3.2%    3.0%   2.7%     2.7%      2.9%

EQUITY PRICE RISK

Old Dominion is exposed to price fluctuations in equity markets through its nuclear decommissioning trust fund. At December 31, 1998, Old Dominion's equity price risk was not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        CONSOLIDATED FINANCIAL STATEMENTS
                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Accountants......................................    28
Consolidated Balance Sheets............................................    29
Consolidated Statements of Revenues, Expenses and Patronage Capital....    30
Consolidated Statements of Comprehensive Income........................    30
Consolidated Statements of Cash Flows..................................    31
Notes to Consolidated Financial Statements.............................    32

                        REPORT OF INDEPENDENT ACCOUNTANTS




To Board of Directors
Old Dominion Electric Cooperative

In our opinion, the accompanying consolidated balance sheets and the related statements of revenues, expenses and patronage capital, and comprehensive income present fairly, in all material respects, the financial position of Old Dominion Electric Cooperative ("the Cooperative") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accompanying principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                          /s/  PricewaterhouseCoopers LLP


March 5, 1999
Richmond, Virginia

OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997



(IN THOUSANDS)                                                                 1998             1997
-----------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------
Electric Plant:
     In service                                                           $ 885,551        $ 885,670
     Less accumulated depreciation                                         (140,574)        (116,409)
                                                                    ----------------   --------------
                                                                            744,977          769,261
     Nuclear fuel, at amortized cost                                          8,398            6,401
     Plant acquisition adjustment, at amortized cost                              -           22,721
     Construction work in progress                                           13,591           12,701
                                                                    ----------------   --------------
           Net Electric Plant                                               766,966          811,084
                                                                    ----------------   --------------
Investments & Funds:
      Nuclear Decommissioning Trust Fund                                     51,964           44,162
      Restricted Investments                                                120,391          116,080
      Other Investments                                                      38,689           31,369
                                                                    ----------------   --------------
            Total Investments & Funds                                       211,044          191,611
                                                                    ----------------   --------------
Current Assets:
     Cash and cash equivalents                                               82,382           55,254
     Receivables                                                             37,367           34,582
     Fuel stock                                                               3,460            4,254
     Materials and supplies, at average cost                                  5,831            5,362
     Prepayments                                                              2,533            1,439
                                                                    ----------------   --------------
           Total Current Assets                                             131,573          100,891
                                                                    ----------------   --------------
Deferred Charges
      Regulatory assets                                                       4,643           14,058
      Other                                                                  12,318           12,612
                                                                    ----------------   --------------
            Total Deferred Charges                                           16,961           26,670
                                                                    ----------------   --------------
                 Total Assets                                           $ 1,126,544      $ 1,130,256
                                                                    ================   ==============

CAPITALIZATION AND LIABILITIES
----------------------------------------------------------------
Capitalization:
     Patronage capital                                                    $ 206,530        $ 197,552
     Accumulated other comprehensive income                                     697              344
     Long-term debt                                                         584,630          605,878
                                                                    ----------------   --------------
           Total Capitalization                                             791,857          803,774
                                                                    ----------------   --------------
Current Liabilities:
     Long-term debt due within one year                                      29,590           30,116
     Accounts payable                                                        19,007           31,732
     Accounts payable - Member deposits                                      42,204           26,118
     Deferred energy                                                          2,366            3,960
     Accrued interest                                                         3,839            4,111
     Accrued taxes                                                              212              263
     Other                                                                    2,463            4,151
                                                                    ----------------   --------------
           Total Current Liabilities                                         99,681          100,451
                                                                    ----------------   --------------
Deferred Credits & Other Liabilities:
      Decommissioning reserve                                                51,964           44,162
      Deferred credits                                                       58,684           61,782
      Obligations under long-term leases                                    123,614          119,343
      Other                                                                     744              744
                                                                    ----------------   --------------
            Total Deferred Credits & Other Liabilities                      235,006          226,031
                                                                    ----------------   --------------
Commitments and Contingencies (Notes 1, 2, 3,  10, 11 and 14)
                                                                    ----------------   --------------
                 Total Capitalization and Liabilities                   $ 1,126,544      $ 1,130,256
                                                                    ================   ==============

-----------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED STATEMENTS OF REVENUES,
EXPENSES AND PATRONAGE CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



(IN THOUSANDS)                                                                 1998             1997               1996
------------------------------------------------------------------------------------------------------------------------
Operating Revenues:
     Sales to members                                                     $ 363,432        $ 358,122          $ 366,515
     Sales to non-member                                                        789              383                394
                                                                    ----------------   --------------    ---------------
                                                                            364,221          358,505            366,909
                                                                    ----------------   --------------    ---------------
Operating Expenses:
     Operation:
           Fuel                                                              46,747           39,982             39,085
           Purchased power                                                  149,409          163,726            182,854
           Other                                                             25,345           21,997             20,673
                                                                    ----------------   --------------    ---------------
                                                                            221,501          225,705            242,612
     Maintenance                                                              7,675            7,981              9,045
     Administrative and general                                              15,071           16,355             15,325
     Depreciation and amortization                                           48,496           31,488             26,724
     Amortization of lease gains                                             (2,756)          (2,756)            (1,596)
     Decommissioning cost                                                       681              681                681
     Taxes other than income taxes                                            7,358            6,715              6,338
                                                                    ----------------   --------------    ---------------
                 Total Operating Expenses                                   298,026          286,169            299,129
                                                                    ----------------   --------------    ---------------
Operating Margin                                                             66,195           72,336             67,780
                                                                    ----------------   --------------    ---------------

Other Income (Expense), net                                                   1,301              528             (4,848)
                                                                    ----------------   --------------    ---------------

Investment Income:
     Interest                                                                 4,408            3,449              5,082
     Other                                                                      232               83              1,393
                                                                    ----------------   --------------    ---------------
                 Total Investment Income                                      4,640            3,532              6,475
                                                                    ----------------   --------------    ---------------

Interest Charges:
     Interest on long-term debt, net                                         60,102           63,742             60,865
     Other                                                                      360              247                328
     Allowance for borrowed funds used during construction                     (420)            (392)            (4,026)
                                                                    ----------------   --------------    ---------------
                 Net Interest Charges                                        60,042           63,597             57,167
                                                                    ----------------   --------------    ---------------
                       Net Margin                                            12,094           12,799             12,240
Patronage Capital-Beginning of Year                                         197,552          184,753            172,513
Capital Credits Payment                                                      (3,116)               -                  -
                                                                    ----------------   --------------    ---------------
Patronage Capital-End of Year                                             $ 206,530        $ 197,552          $ 184,753
                                                                    ================   ==============    ===============

------------------------------------------------------------------------------------------------------------------------




OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED 'STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


(IN THOUSANDS)                                                                 1998             1997               1996
------------------------------------------------------------------------------------------------------------------------


Net Margin                                                                 $ 12,094         $ 12,799           $ 12,240
Other Comprehensive Income:
      Unrealized gains on investments                                           697              344                  -
                                                                    ----------------   --------------    ---------------
Comprehensive Income                                                       $ 12,791         $ 13,143           $ 12,240
                                                                    ================   ==============    ===============

------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


(In thousands)                                                                  1998             1997               1996
-------------------------------------------------------------------------------------------------------------------------
Cash From Operating Activities:
     Net margin                                                             $ 12,094         $ 12,799           $ 12,240
     Adjustments to reconcile net margin to net cash provided
                 by operating activities:
           Depreciation and amortization                                      48,496           26,415             24,534
           Other non-cash charges                                             17,442           14,305              5,402
           Decommissioning cost                                                  681              681                681
           Amortization of lease obligations                                   8,361            8,197              4,636
           Write-off interest in Seacoast                                          -                -             11,512
           Provision for contingent liability                                      -                -                630
           Gain from lease transactions                                       (2,756)          (2,756)            (7,361)
           Changes in Current Assets and Current Liabilities:
                 Change in current assets                                     (3,554)            (128)            (6,113)
                 Change in current liabilities                                  (589)          13,233            (15,970)
     Deferred charges                                                           (371)           9,034                807
     Other assets                                                                105           (1,574)            (1,756)
     Deferred credits                                                              3                -             61,064
     Other liabilities                                                             -               (8)             2,464
                                                                         ------------   --------------    ---------------
                    Net Cash Provided by Operating Activities                 79,912           80,198             92,770
                                                                         ------------   --------------    ---------------

Cash From Financing Activities:
     Additions to long-term debt                                               5,000                -             23,884
     Obligations under long-term lease                                        (4,090)               -            107,566
     Payment of capital credits                                               (3,116)               -                  -
     Borrowings under lines of credit                                              -                -             (8,700)
     Reductions of long-term debt                                            (29,041)         (48,616)          (100,642)
                                                                         ------------   ---------------------------------
                    Net Cash (Used in) Provided by Financing Activities      (31,247)         (48,616)            22,108
                                                                         ------------   --------------    ---------------

Cash From Investing Activities:
     Electric plant additions                                                 (9,441)         (24,786)           (47,049)
     Decommissioning fund deposits                                              (681)            (681)              (681)
     Restricted investments and funds                                         (4,311)          (8,117)          (109,019)
     Other investments and funds, net                                         (6,967)           4,087             23,697
     Note Receivable                                                               -            6,992                698
     Retirement work in progress                                                (137)             (40)                23
                                                                         ------------   --------------    ---------------
                    Net Cash Used in Investing Activities                    (21,537)         (22,545)          (132,331)
                                                                         ------------   --------------    ---------------
                             Net Change in Cash and Cash Equivalents          27,128            9,037            (17,453)
Cash and Cash Equivalents-Beginning of Year                                   55,254           46,217             63,670
                                                                         ------------   --------------    ---------------
Cash and Cash Equivalents-End of Year                                       $ 82,382         $ 55,254           $ 46,217
                                                                         ============   ==============    ===============

-----------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        OLD DOMINION ELECTRIC COOPERATIVE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:

Old Dominion Electric Cooperative ("Old Dominion"), a not-for-profit wholesale power supply cooperative, was incorporated under the laws of the Commonwealth of Virginia in 1948. It provides wholesale electric service to 12 member distribution cooperatives ("Members") engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland, and parts of West Virginia. Old Dominion's Board of Directors is composed of two representatives from each of the Members. Old Dominion's rates are not regulated by the respective states' public service commissions, but are set periodically by a formula that was accepted for filing by the Federal Energy Regulatory Commission ("FERC") on May 18, 1992.

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

The accompanying financial statements reflect the consolidated accounts of Old Dominion and Dominion Power Control, Ltd. ("DPC"), a wholly owned subsidiary of Old Dominion which provides financing for a load management system used by Old Dominion and its Members. All intercompany balances and transactions have been eliminated in consolidation. Old Dominion's 50% ownership interest in Regional Headquarters, Inc. ("RHI") (Note 12) is recorded under the equity method of accounting.

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

DEPRECIATION, AMORTIZATION, AND DECOMMISSIONING:

Depreciation is based on the straight line method at rates, which are designed to amortize the original cost of properties over their service lives. Depreciation rates for jointly-owned depreciable plant balances at the North Anna Nuclear Power Station ("North Anna") were approximately 3.1% in 1998, 3.2% in 1997, and 2.9% in 1996. The depreciation rate for jointly owned depreciable plant balances at the Clover Power Station ("Clover") was approximately 2.7% in 1998, and 2.5% in 1997 and 1996. The North Anna plant acquisition adjustment was being amortized for ratemaking and accounting purposes over a 40-year period using the straight line method. However, in 1997, Old Dominion's Board of Directors approved the accelerated amortization and recovery in rates of the remaining plant acquisition adjustment to be completed in 1998. In 1998, $20.7 million of accelerated amortization was recorded on the plant acquisition adjustment to fully amortize the asset. Additionally, in 1997, $2.9 million of accelerated amortization and recovery in rates was recorded on certain regulatory assets and in 1996, $2.5 million of accelerated depreciation and recovery in rates was recorded on the assets of DPC to adjust the balances to the net realizable value.

Old Dominion accrues decommissioning costs over the expected service life of North Anna and makes periodic deposits in a trust fund, such that the fund balance will equal Old Dominion's estimated cost at the time of decommissioning. The present value of the future decommissioning cost is credited to the decommissioning reserve; increases are charged to Members through their rates. The estimated cost to decommission North Anna is based on a site-specific study performed by Virginia Power in 1998 and assumes that the method of completing decommissioning activities is dismantlement. Old Dominion's portion of the estimated cost of decommissioning North Anna is expected to be approximately $91.3 million in 1998 dollars. The decommissioning of North Anna is expected to begin at the expiration date of each unit's operating license, which is 2018 and 2020 for North Anna Units 1 and 2, respectively. In the event the assumed return on the trust fund is not earned, the management of Old Dominion believes that any additional cost incurred will be recoverable through rates.

Amounts held in the decommissioning trust fund, which equals the decommissioning reserve, at December 31, 1998 and 1997, were $52.0 million and $44.2 million, respectively. Annual decommissioning expense, net of earnings on funds was $0.7 million in 1998, 1997, and 1996.

NUCLEAR FUEL:

Owned nuclear fuel is amortized on a unit-of-production basis sufficient to fully amortize, over the estimated service life, the cost of fuel plus future storage and disposal costs.

Under the Nuclear Waste Policy Act of 1982 ("NWPA"), the Federal government has the responsibility for the permanent disposal of spent nuclear fuel. In accordance with the provisions of the NWPA, contracts executed with the Department of Energy ("DOE") required the DOE to provide for the permanent disposal of spent nuclear fuel produced by North Anna; however, since the DOE did not begin accepting spent fuel in 1998 as specified in its contracts, Virginia Power is providing on-site spent nuclear fuel storage at the North Anna facility. These facilities are expected to be adequate until the DOE begins accepting the spent fuel.

Under the Energy Policy Act of 1992, all domestic utilities which purchased enriched uranium from the DOE during the years 1969 through 1991 are required to make payments to the DOE which, in the aggregate, total a maximum of $150.0 million (adjusted annually for inflation) each year for a new uranium enrichment decontamination and decommissioning fund. Such payments, which commenced in 1993, are required to continue for a period of 15 years. At December 31, 1998 and 1997, the total accrued liability was $3.2 million and $3.5 million, respectively, which represents Old Dominion's pro rata share. This amount has been recorded as a deferred charge and will be amortized and recovered by Old Dominion through rates over the 15-year funding period.

ALLOWANCE FOR BORROWED FUNDS USED DURING CONSTRUCTION:

Old Dominion capitalizes interest on borrowings for significant construction projects. From 1992 through 1996, income earned on trusteed construction funds was netted against the amount of interest charges capitalized. Interest capitalized in 1998, 1997, and 1996 was $0.4 million, $0.4 million, and $4.0 million, respectively.

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

DEFERRED CHARGES:

Certain costs have been deferred based on rate action by Old Dominion's Board of Directors and approval by FERC. These costs will be recognized as expense concurrent with their recovery through rates. In 1998, Old Dominion accelerated amortization and recovery in rates of an $8.1 million premium on refinancing.

Other Assets include costs associated with the issuance of debt. These costs are being amortized using the effective interest method over the life of the respective debt issues.

DEFERRED ENERGY:

A deferral method of accounting is used to recognize differences between Old Dominion's actual energy and fuel expenses and the energy and fuel revenues collected from its Members. The deferred credit at December 31, 1998 and 1997, was $2.4 million and $4.0 million, respectively. The deferred credit at December 31, 1998, will be returned to the Members during 1999 in accordance with the tariffs then in effect. The deferred credit at December 31, 1997, was returned to the Members during 1998 in accordance with the tariffs then in effect.

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

PATRONAGE CAPITAL:

Old Dominion is organized and operates as a cooperative. Patronage capital is the retained net margins of Old Dominion which have been allocated to its Members based upon their respective power purchases in accordance with Old Dominion's bylaws. Any distributions are subject to the discretion of the Board of Directors of Old Dominion and the restrictions contained in the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion and Crestar Bank, as trustee (as supplemented by eight supplemental indentures thereto, is hereinafter referred to as the "Indenture"). In December 1997, Old Dominion's Board of Directors approved the retirement of approximately $3.1 million of patronage capital, which was disbursed in February 1998.

OUTAGE PROVISION:

The normal maintenance and refueling cycle for each of the North Anna nuclear units is 18 months. During outage periods, approximately 35 days per unit, Old Dominion incurs higher operation and maintenance costs and supplemental energy purchases. Although the supplemental energy purchases are deferred and collected in accordance with the deferred energy policy, the other outage costs are charged to expense as incurred and have a direct impact on net margins. Old Dominion has a policy of accruing a portion of incremental outage expenses that are scheduled for the succeeding year. Operating expenses in 1998, 1997, and 1996 include $1.1 million, $1.3 million, and $1.2 million, respectively, accrued under this policy.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," long-lived assets and certain identifiable intangibles held and used by Old Dominion are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Old Dominion reviews all appropriate assets for potential impairment on an ongoing basis.

CASH EQUIVALENTS:

For purposes of the Consolidated Statements of Cash Flows, Old Dominion considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS:

Certain reclassifications have been made to the accompanying prior years' consolidated financial statements to conform to the current year's presentation.

NOTE 2 - JOINTLY OWNED PLANTS

On December 21, 1983, Old Dominion purchased from Virginia Power an 11.6% undivided ownership interest in North Anna, a two-unit, 1,790 MW (net capacity rating) nuclear generating facility, as well as nuclear fuel and common facilities at the power station, and a portion of spare parts, inventory and other support facilities. Old Dominion is responsible for 11.6% of all post acquisition date additions and operating costs associated with the plant, as well as a pro rata portion of Virginia Power's administrative and general expenses for North Anna, and must provide its own financing for these items. Old Dominion's portion of assets, liabilities, and operating expenses associated with North Anna are included in the consolidated financial statements. At December 31, 1998 and 1997, Old Dominion had an outstanding accounts payable balance of $0.7 million and $0.6 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at the facility.

In 1992, construction began on Clover, a two-unit, 882 MW (net capacity rating) coal-fired generating facility in which Old Dominion and Virginia Power each hold a 50% undivided ownership interest. Unit 1 began commercial operation on October 7, 1995, and Unit 2 began commercial operation on March 28, 1996. Old Dominion is responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro rata portion of Virginia Power's administrative and general expenses for Clover, and must provide its own financing for these items. Old Dominion's portion of assets, liabilities, and operating expense associated with Clover are included in the consolidated financial statements. Old Dominion's share of the costs to construct Clover was approximately $633.6 million, including capitalized interest. In connection with its duties as construction agent for Clover, Old Dominion had an outstanding accounts receivable balance of $0.1 million at December 31, 1997. At December 31, 1998, Old Dominion had an outstanding accounts receivable balance of $3.4 million due from Virginia Power for operation, maintenance, and capital investment at the facility. At December 31, 1997, Old Dominion had an outstanding accounts payable balance of $3.3 million due to Virginia Power for operation, maintenance, and capital investment at the facility.

Old Dominion's investment in jointly owned plants at December 31, 1998, was as follows:
                                                 North Anna        Clover
                                                ------------     -----------
                                             (in millions,except percentages)

        Ownership interest                        11.6%               50.0%

        Electric plant                          $344.8              $635.3
        Accumulated depreciation
          and amortization                       176.6                51.5
        Construction work in progress             13.1                 0.5

Projected capital expenditures for North Anna for 1999 through 2001 are $9.0 million, $8.2 million, and $11.2 million, respectively. Projected capital expenditures for Clover for 1999 through 2001 are $0.8 million, $12.4 million, and $12.6 million, respectively.


NOTE 3 - POWER PURCHASE AGREEMENTS

In 1998, 1997, and 1996, North Anna and Clover together furnished approximately 57.2%, 52.2%, and 49.1%, respectively, of Old Dominion's energy requirements. The remaining needs were satisfied through purchases of supplemental power from Virginia Power and other power companies. Under the terms of the Interconnection and Operating Agreement with Virginia Power ("I&O Agreement"), executed in connection with Old Dominion's purchase of its 11.6% interest in North Anna, Old Dominion agreed to purchase from Virginia Power reserve power for North Anna and its entire monthly requirements for supplemental power to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. The I&O Agreement provides that Old Dominion may reduce its obligations to purchase supplemental power by any amount with nine years advance notice or through the construction of jointly-owned facilities, or by up to 4% each year, if notice is given at least three months prior to calendar year end. Amendment No. 1 to the I&O Agreement

("Amendment") allows Old Dominion to accumulate its 4% per year reduction for the life of the I&O Agreement. Under the terms of the Amendment, for the first four years Old Dominion will purchase the 4% per year reduction from Virginia Power. The Amendment has an effective date coincident with commercial operation of Clover Unit 2 and expires in eight years.

On March 11, 1998, FERC approved an amended and restated I&O Agreement, retroactively effective to January 1, 1998. Under the terms of the amended and restated I&O Agreement with Virginia Power, Old Dominion will continue, through 2001, to purchase from Virginia Power, at declining rates, all its monthly requirements for supplemental demand to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. Old Dominion will purchase its reserve capacity requirements for North Anna and Clover from Virginia Power for the term of the amended and restated I&O Agreement, which expires on the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date upon which Old Dominion's interest in North Anna is reduced to zero. Old Dominion also has the right to displace up to two-thirds of its supplemental energy requirements in 1998 and all of its energy requirements in 1999. By 2002, purchases from Virginia Power are to be at market prices. The amended and restated I&O Agreement extends through 2005 unless either party exercises specific notice provisions in the agreement prior to that time. If such notice provisions are exercised, purchases may be reduced as early as 2002.

Additionally, under the terms of the amended and restated I&O Agreement, services to Old Dominion have been unbundled and terms for the provision of transmission and ancillary services have been removed. These services will be provided pursuant to Virginia Power's open access transmission tariff. Specific terms are provided in a Service Agreement for Network Integration Transmission Service and a Network Operating Agreement between Virginia Power and Old Dominion, both of which also were approved by FERC on March 11, 1998, retroactively effective to January 1, 1998.

Old Dominion has an agreement with Public Service Electric & Gas ("PSE&G Agreement") to purchase 150 MW of capacity, consisting of 75 MW intermediate and/or peaking capacity and 75 MW base load capacity, and associated energy, through 2005. The PSE&G Agreement contains fixed capacity charges for the base, intermediate, and peaking capacity to be provided under the agreement. However, either party can (within certain limits) apply to FERC to recover changes in certain costs of providing services. In the event of a change in rate, the party adversely affected may terminate the PSE&G Agreement, with one-year notice. Old Dominion may purchase the energy associated with the PSE&G capacity from PSE&G or other power suppliers. If purchased from PSE&G, the energy cost is based on PSE&G's incremental cost above its native load, taking into account the Pennsylvania-New Jersey-Maryland Interconnection LLC ("PJM") economy energy transactions. If purchased from other power suppliers, Old Dominion would pay the negotiated energy rate. Old Dominion is presently purchasing the energy requirements from the short-term markets.

In October 1997, Old Dominion filed with FERC a section 206 complaint against PSE&G. Old Dominion believes its contract with PSE&G should be modified to conform with PJM restructuring. On May 19, 1998, FERC ruled in Old Dominion's favor, ordering PSE&G to remove any transmission costs from its rates to Old Dominion. Under the PJM structure, Old Dominion pays for the transmission of PSE&G power through the zonal rate it currently pays Delmarva Power. PSE&G has complied with FERC through its compliance order, but has requested a rehearing and is awaiting a final FERC order.

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

In August 1996, Old Dominion exercised its option under the partial requirements agreement with Delmarva Power to reduce its power purchases by 30% beginning in 1998. The notice was given based on a review of the wholesale power bids that Old Dominion received in response to its request for proposals for power purchase contracts. A joint venture contract with Conectiv and Pennsylvania Power & Light to cover power purchases beginning in September 1998 and extending through December 2001 was approved by FERC. In addition to its notice to reduce power purchases by 30%, Old Dominion has given Delmarva Power the required five years notice to terminate all purchases under the partial requirements agreement by 2001.


Old Dominion's purchased power costs for the past three years were as follows :

                                                Year  Ended  December 31,
                                                -------------------------
                                              1998       1997     1996
                                              ----       ----     ----
                                                     (in millions)

        Virginia Power                     $  70.4    $  79.9    $100.7

        Delmarva Power                        37.2       34.8      34.1

        PSE&G                                 33.2       39.0      37.6

        Other                                  8.6       10.0      10.5
                                         ---------  ---------  --------
                                            $149.4     $163.7    $182.9
                                            ======     ======    ======



Old Dominion's power purchase agreements contain certain firm capacity and minimum energy requirements. As of December 31, 1998, Old Dominion's minimum purchase commitments under the various agreements, without regard to capacity reductions or cost adjustments, were as follows:

                                           Firm            Minimum
                                         Capacity         Energy
        Year Ending December 31,        Requirements     Requirements         Total
        ------------------------        ------------     ------------         -----
                                                      (in millions)
                                                      -------------


               1999                      $   18.1          $     -         $   18.1
               2000                          17.2                -             17.2
               2001                          17.0                -             17.0
               2002                          13.4                -             13.4
               2003                          13.4                -             13.4
               Thereafter                    23.4                -             23.4
                                          -------         --------          -------
                                           $102.5           $    -           $102.5
                                           ======           ======           ======



NOTE 4 - WHOLESALE POWER CONTRACTS

Old Dominion has Wholesale Power Contracts with all of its Members whereby each Member is obligated to purchase substantially all of its power requirements from Old Dominion through the year 2028. Each such contract provides that Old Dominion shall sell and deliver to the Member, and the Member shall purchase and receive from Old Dominion, all power that the Member requires for the operation of the Member's system to the extent that Old Dominion has the power and facilities available. Each Member is required to pay Old Dominion monthly for power furnished under its Wholesale Power Contract in accordance with rates and charges established by Old Dominion pursuant to a rate formula filed with FERC. Under the accepted rate formula, the rates charged by Old Dominion are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Old Dominion's revenue requirements. The rate formula method uses traditional techniques to allocate costs to capacity and energy in establishing rates to the Members. The formula is intended to permit collection of revenues, which, together with revenues from all other sources, are equal to all costs and expenses recorded on Old Dominion's books, plus an additional 20% of total interest charges, plus additional equity contributions as approved by Old Dominion's Board of Directors. It also provides for the periodic adjustment of rates to recover actual, prudently incurred costs, whether they increase or decrease, without further application to and acceptance by FERC. In accordance with the formula, the Board of Directors can authorize accelerating the recovery of costs in the establishment of rates. Old Dominion's rate formula allows Old Dominion to recover and refund amounts under the Margin Stabilization Plan (as hereinafter defined).

In order to ensure that only actual cost of power service plus necessary margins are billed to the Members each year, and to provide for uncertainties connected with the establishment of prospective rates, in 1984 Old Dominion's Board of Directors established a plan (the "Margin Stabilization Plan") which allows Old Dominion to review its actual cost of service and power sales as of year end and adjust revenues from the Members to take into account actual results and financial coverages. All adjustments, whether increases or decreases, are recorded in the year affected and allocated to Members based on power sales during that year. Such increases or decreases are either collected from Members, or offset against amounts owed by the Members, in the succeeding year. Under the Margin Stabilization Plan, Old Dominion reduced revenues from power sales and increased accounts payable to Members for 1998, 1997, and 1996 in the amount of $4.4 million, $8.0 million, and $3.5 million, respectively.

Revenues from the following Members equaled or exceeded 10% of Old Dominion's total revenues for the past three years:

                                                       Year Ended December 31,
                                                       -----------------------
                                                    1998       1997      1996
                                                    ----       ----      ----
                                                                  (in millions)

        Northern Virginia Electric Cooperative      $95.4      $94.5    $98.4
        Rappahannock Electric Cooperative            77.0       77.1     78.4
        Delaware Electric Cooperative                39.0       37.2     38.2


NOTE 5 - LONG-TERM LEASE TRANSACTIONS

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


NOTE 6 - INVESTMENTS AND FUNDS-RESTRICTED AND UNRESTRICTED

Investments and funds consist of the following:

                                                                          December 31,
                                                                   ----------------------
                                                                   1998              1997
                                                                        (in thousands)

Decommissioning Fund (trusteed)                                  $51,964           $ 44,162
                                                                 -------           --------

Other Investments and Funds:
  Patronage Capital and Capital Term Certificates of CFC             910                910
  Regional Headquarters, Inc. (Note 12)
    Common stock                                                     455                455
  Managed Bond Fund                                               24,280             20,040
  Mutual Fund                                                      4,567              6,564
  Other                                                            8,477              3,400
                                                              ----------        ----------
    Subtotal                                                      38,689             31,369
                                                               ---------          ---------

  Restricted cash and investments:
    Lease deposits                                               120,391            116,080
                                                               ---------          ---------

       Total Investments and Funds                              $211,044           $191,611
                                                                ========           ========

The preceding amounts were invested as follows:


U.S. Government securities                                     $  47,291          $  38,640
Corporate obligations                                             61,527             58,797
Mortgage-backed securities                                         6,192              9,849
Corporate common stock                                            32,766             26,782
Short term investment funds                                       62,358             56,632
Other                                                                910                911
                                                            ------------       ------------
       Total Investments and Funds                              $211,044           $191,611
                                                                ========           ========

There was no patronage capital allocation from National Rural Utilities Cooperative Finance Corporation ("CFC") in 1998 or 1997.

Realized gains and losses on the sale of securities are determined on the basis of specific identification. During 1998 and 1997, sales proceeds were $18.6 million and $38.4 million, respectively. Gross realized gains and losses on the sale of securities in 1998 were approximately $83,000 and $35,000, respectively. Gross realized gains on the sale of securities in 1997 were approximately $0.3 million. There were no realized losses on the sale of securities in 1997.

At December 31, 1998 and 1997, the aggregate market value of the above investments, based on quoted market prices obtained from independent sources, was $225.2 million and $194.2 million, respectively.

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                       December 31,
                                                                       ------------

                                                                 1998                1997
                                                                 ----                ----
                                                                       (in thousands)

$1,075,000 principal amount of First Mortgage Bonds,
1998 Series A, due 2002 at an interest rate of 4.25%           $   1,075                  -

$5,000,000 principal amount of First Mortgage Bonds,
1998 Series B, due 2002 at an interest rate of 4.25%               5,000                  -

$1,025,000 principal amount of First Mortgage Bonds,
1997 Series A, due 2002 at an interest rate of 4.9%                1,025         $    1,025

$109,182,937 principal amount of First Mortgage Bonds,
1996 Series B, due 2018 at an effective rate of 7.06%            108,601            109,183

$130,000,000 principal amount of First Mortgage Bonds,
1993 Series A, due 2013 at an interest rate of 7.48%             128,300            128,300

$120,000,000 principal amount of First Mortgage Bonds,
1993 Series A, due 2023 at an interest rate of 7.78%              66,500             66,500

$350,000,000 principal amount of First Mortgage Bonds,
1992 Series A, due 2022 at an interest rate of 8.76%             211,655            211,655

$150,000,000 principal amount of First Mortgage Bonds,
1992 Series A, due 2002 at an interest rate of 7.97%             112,640            140,800

$60,210,000 principal amount of First Mortgage Bonds,
1992 Series C, due 1997 through 2022 at interest rates
ranging from 4.9% to 6.5%                                         58,110             59,185

Louisa County Pollution Control Revenue Bonds (North Anna),
due December 1, 2008, with variable interest rates
(averaging 4.12% in 1998 and 3.67% in 1997)                        6,750              6,750

Non-recourse debt of DPC due in monthly installments
through 2001, with variable interest rates (averaging
3.49% in 1998 and 5.14% in 1997)                                   1,722              2,022
                                                              ----------        -----------
                                                                 701,378            725,420

Less unamortized discounts                                       (87,158)           (89,426)
Less current maturities                                          (29,590)           (30,116)
                                                              ----------         ----------
  Total Long-Term Debt                                          $584,630           $605,878
                                                              ===========        ==========

Substantially all assets of Old Dominion are pledged as collateral under the Indenture.

The non-recourse debt of DPC is collateralized by a $2.3 million letter of credit.

During 1997 and 1996, Old Dominion purchased approximately $32.0 million and $83.1 million, respectively, of its First Mortgage Bonds, 1992 Series A and 1993 Series A. The transactions resulted in net losses of approximately $2.5 million in 1997 and $2.2 million in 1996, including the write-off of original issuance costs. The net losses have been deferred and are being amortized over the life of the remaining bonds.

In February 1997, Old Dominion refinanced its First Mortgage Bonds, 1996 Series
A. The refinanced bonds, 1996 Series B, have an effective interest rate of 7.06% and are due in 2018, except for approximately $0.6 million which was due January 1998.

In November 1997, Old Dominion refinanced $1.0 million of its First Mortgage Bonds, 1992 Series C due 1997. The refinanced bonds, 1997 Series A, are due in 2002 at an interest rate of 4.9%.

In November 1998, Old Dominion refinanced $1.1 million of its First Mortgage Bonds, 1992 Series C due 1998. The refinanced bonds, 1998 Series A, are due in 2002 at an interest rate of 4.25%.

In December 1998, Old Dominion issued $5.0 million of First Mortgage Bonds, 1998 Series B. The bonds have an interest rate of 4.25% and are due in 2002.

Estimated maturities of long-term debt for the next five years are as follows:

                   Years Ending December 31,              (in thousands)
                   -------------------------              --------------

                             1999                           $29,590
                             2000                            29,700
                             2001                            30,487
                             2002                            36,590
                             2003                            24,186

The aggregate fair value of long-term debt was $758.8 million and $773.4 million at December 31, 1998 and 1997, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to Old Dominion for issuance of debt with similar terms and remaining maturities are used to estimate fair value. Old Dominion believes that the carrying amount of debt issues with variable rates that are refinanced at current market rates is a reasonable estimate of their fair value.


NOTE 8 - SHORT-TERM BORROWING ARRANGEMENTS

Old Dominion has unsecured short-term lines of credit to provide additional sources of financing. Old Dominion has a $30.0 million committed line of credit with NationsBank N.A., which expires on September 30, 1999, and is expected to be renewed. Additionally, Old Dominion has a $20.0 million committed line of credit with CFC, a $20.0 million committed line of credit with CoBank, ACB, both of which expire on December 31, 1999, and are expected to be renewed and a $150.0 million committed line of credit with Branch Banking and Trust Company of Virginia, which expires on February 29, 2000, and is expected to be renewed. Old Dominion also has uncommitted short-term borrowing arrangements aggregating $30.0 million. Due to limitations contained in certain of these uncommitted facilities, no more than $85.0 million in total can be outstanding at any time under Old Dominion's committed and uncommitted short-term borrowing arrangements. At December 31, 1998 and 1997, Old Dominion had no short-term borrowings outstanding under any of these arrangements.

Old Dominion maintains a policy which allows Members to pay monthly power bills before their final due date. Under this policy, Old Dominion will pay interest on early payment balances at a blended investment and outside short-term borrowing rate. Amounts advanced by Members are classified as accounts payable-Member deposits and totaled $42.2 million and $26.1 million at December 31, 1998 and 1997, respectively.


NOTE 9 - CROSS-BORDER TAX BENEFIT LEASE

In December 1994, Old Dominion entered into a cross-border tax benefit lease with Esbelto BV ("Esbelto"), a Netherlands limited liability company and an affiliate of Internationale Nederlanden Group ("ING"). Under the terms of the transaction, Old Dominion transferred nominal title to certain qualifying pollution control equipment

("Qualifying Equipment") located at Clover to Esbelto for a cash payment of $104.8 million, and concurrently entered into an agreement to lease the Qualifying Equipment back from Esbelto. The lease agreement has an 18-year term, requires Old Dominion to provide for all repair and maintenance costs (including insurance and taxes), and provides Old Dominion with a repurchase option exercisable at the end of the 10th year of the term and other purchase options in specified circumstances. The Qualifying Equipment was transferred subject to the lien of the Indenture, and title will revert to Old Dominion upon exercise of any repurchase option. To fully defease its basic obligations under the lease, including the 10th year repurchase option, Old Dominion irrevocably deposited $99.0 million of the proceeds with another ING affiliate. In return, Esbelto released Old Dominion from its direct obligations under the lease agreement. The lease agreement required Old Dominion to ensure that Clover Units 1 and 2 were placed into service; accordingly, Old Dominion included the gain in other liabilities at December 31, 1995. Old Dominion recognized the gain of $5.8 million in March 1996, after Clover Unit 2 was placed into commercial operation and Old Dominion's obligations in connection with the lease were fulfilled. Accordingly, Old Dominion has recorded the equipment as an asset on its consolidated financial statements. However, since Old Dominion's basic obligations under the lease agreement are fully defeased, the lease obligations are not reflected on the consolidated financial statements.


NOTE 10 - EMPLOYEE BENEFITS

Substantially all Old Dominion employees participate in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program, a noncontributory, defined benefit multi-employer master pension plan. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. Accumulated benefits and plan assets are not determined or allocated separately by individual employer. Pension expense for 1998, 1997, and 1996 was $265,000, $186,000, and $104,000, respectively.

Old Dominion has also elected to participate in the SelectRe Pension Plan, a defined contribution multi-employer retirement plan administered by the NRECA. Under the plan, employees may elect to have up to 23% or $10,000, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. As an additional incentive, Old Dominion matches up to the first 2% of each employee's contribution to the plan. Old Dominion's matching contributions were $61,000, $64,000, and $62,000 in 1998, 1997, and 1996, respectively.

Certain executive officers of Old Dominion also participate in an unfunded salary continuation plan, which provides for post employment compensation for these officers. Old Dominion is accruing the expected present values of the future benefits over the estimated remaining working lives of these individuals. Old Dominion's expense under this plan was $14,000 in 1998, $11,000 in 1997, and $11,000 in 1996.

Old Dominion and the Virginia, Maryland and Delaware Association of Electric Cooperatives ("VMDA") entered into an agreement with the former President and Chief Executive Officer of the organizations to jointly fund a supplemental retirement package on his behalf with an annual fixed contribution of $60,000. Old Dominion's expense under this agreement was $18,000 in 1998 and $60,000 in 1997 and 1996.

Old Dominion provides no other significant postretirement benefits to its employees. However, in conjunction with the I&O Agreement, Old Dominion is required to pay 11.6% of the operating costs associated with North Anna and 50% of the operating costs associated with Clover, including postretirement benefits of Virginia Power employees whose costs are allocated to those stations. These postretirement benefits other than pensions resulted in an increase in expense to Old Dominion of approximately $0.7 million in 1998, $0.9 million in 1997, and $0.8 million in 1996. Old Dominion is recovering the expense as it is billed by Virginia Power.


NOTE 11 - INSURANCE

As a joint owner of North Anna, Old Dominion is a party to the insurance policies which Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage. All policies are administered by Virginia Power, which charges Old Dominion for its proportionate share of the costs.

The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $9.7 billion for a single nuclear incident. The Price-Anderson Act Amendment of 1988 allows for an inflationary provision adjustment every five years. Virginia Power has purchased $200 million of coverage from the commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, Virginia Power and Old Dominion, jointly, could be assessed up to $90.7 million (including a 3% insurance premium tax for Virginia) for each licensed reactor not to exceed $10.3 million (including a 3% insurance premium tax for Virginia) per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed.

Virginia Power's current level of property insurance coverage, $2.55 billion for North Anna, exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion for each reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first to return the reactor to and maintain it in a safe and stable condition, and second to decontaminate the reactor and station site in accordance with a plan approved by the NRC. The property insurance coverage provided to Virginia Power and Old Dominion, jointly, is provided by Nuclear Electric Insurance Limited ("NEIL"), a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. The maximum assessment for the current policy period is $15.3 million. Based on the severity of the incident, the Board of Directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. Virginia Power and Old Dominion, jointly, have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available, because they must first be used for stabilization and decontamination.

Virginia Power purchases insurance from NEIL to cover the cost of replacement power during a prolonged outage of a nuclear unit due to direct physical damage of the unit. Under this program, Virginia Power and Old Dominion, jointly, are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. The current policy period's maximum assessment is $3.3 million.

Old Dominion's share of the contingent liability for the coverage assessments described above is a maximum of $23.2 million at December 31, 1998.

NOTE 12 - REGIONAL HEADQUARTERS, INC.

Old Dominion and the VMDA are equal joint owners of RHI. Old Dominion's Members are represented on both the VMDA's and Old Dominion's Boards of Directors. RHI holds title to the office building that is being leased to Old Dominion, the VMDA and third party lessees. As a 50% owner, Old Dominion is obligated to make lease payments equal to one-half of RHI's annual operating expenses, net of rental income from third party lessees, through the year 2016. Old Dominion is presently paying approximately 74.2% of RHI's net costs based on its relative occupancy. During 1998, 1997, and 1996, Old Dominion paid $184,000, $219,000, and $248,000, respectively, to RHI for rent. At December 31, 1998 and 1997, Old Dominion had outstanding accounts receivable of $171,000 and $63,000, respectively, due from RHI.

Estimated future lease payments, without regard to changes in square footage, third party occupancy rates, operating costs and inflation are as follows:


               Year Ending December 31,                   (in thousands)
               ------------------------                   --------------

                 1999                                          $293
                 2000                                           293
                 2001                                           293
                 2002                                           293
                 2003                                           293
                 2004 and thereafter                          3,809
                                                              -----
                                                             $5,274
                                                              =====

The assets and liabilities of RHI at December 31, 1998, were $5.6 million (primarily the book value of the office building) and $4.6 million (primarily an industrial development bond payable), respectively. Old Dominion records its investment in RHI under the equity method.


NOTE 13 - SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest, net of allowance for funds used during construction, in 1998, 1997, and 1996 was $60.3 million, $63.9 million, and $57.7 million, respectively.

Unrealized deferred gains/(losses) on the decommissioning fund of approximately $0.4 million and $26,000 in 1998 and 1997, respectively, have been included in the decommissioning reserve.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

STRATEGIC PLAN INITIATIVE - On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative"). Subsequently, an independent assessment of the impact on Old Dominion of transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the Strategic Plan Initiative. The Strategic Plan Initiative calls for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 to 2003 with the funds to be used for the prepayment of a portion of outstanding debt. To date, Old Dominion has accelerated the recovery of certain assets ($28.0 million in 1998 and $11.5 million in 1997) and has rates in place to provide an additional equity contribution of approximately $45.0 million by the end of 1999. The Strategic Plan Initiative could result in an alternate treatment of Old Dominion's excess margins, which are currently returned to Members through the Margin Stabilization Plan or retained as additional equity contributions. Management is exploring alternative uses for these margins, including the potential accelerated recovery through rates of plant assets. Funds received from the Strategic Plan Initiative will be invested in high-grade available-for-sale securities.

Northern Virginia Electric Cooperative ("NOVEC") and Southside Electric Cooperative ("SEC") have voiced concerns about the level and timing of cost recovery as contemplated by the Strategic Plan Initiative. Further, NOVEC has expressed concerns about the Strategic Plan Initiative regarding whether Old Dominion has the right under the Wholesale Power Contracts to "over-collect" monies from its members for future debt retirement or for payment of future costs. Management believes that in time these issues will be resolved.


LEGAL - Old Dominion is subject to legal proceedings and claims which arise from the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to the actions will not materially affect the consolidated financial position of Old Dominion.

Old Dominion holds an approximate 30% equity interest in CSC Services, Inc. ("CSC"), formed in 1995 by Old Dominion and 10 of its 12 member distribution systems to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover amounts owed under the power sales contract, plus damages and fees. A trial date has not been set. In August 1998, CSC signed an agreement in principal to sell its interest in Seacoast Power LLC to the other participants in Seacoast Power LLC for $100,000.

On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. On January 29, 1998, the Texas Court of Appeals issued an order affirming the default judgment against Seacoast but reversing and remanding the award of any damages as factually unsupported. On March 18, 1998, Seacoast filed an appeal challenging the refusal by the Texas Court of Appeals to set aside the default judgment. That appeal was denied. CSC has agreed to fund approximately one-half of any further costs, which may be necessary to defend Seacoast against this action if the damage claim is pursued. Management of CSC believes there is no basis for the lawsuit and no additional amount has been recorded as a liability by Old Dominion in 1998.

ENVIRONMENTAL - Old Dominion is currently subject to regulation by the Environmental Protection Agency ("EPA") and other federal, state, and local authorities with respect to the emission, discharge, or release of certain materials into the environment. As with all electric utilities, the operation of Old Dominion's generating units could be affected by any environmental regulations promulgated in the future. Capital expenditures and increased operating costs required to comply with any such future regulations could be significant. Expenditures necessary to ensure compliance with environmental standards or deadlines will continue to be reflected in Old Dominion's capital and operating costs.

Old Dominion is subject to certain requirements of the Clean Air Act ("CAA"). The CAA requires utilities owning fossil fuel fired power stations to, among other things, limit emissions of sulfur dioxide or obtain allowances for such emissions, or both, and limit emissions of nitrogen oxides. Clover is designed and licensed to operate at full capacity within its allocated allowances for sulfur dioxide and utilizes equipment, which operates at a level significantly below the limitations for nitrogen oxide emissions.

On September 24, 1998 the EPA issued a Final Rule addressing regional transport of ground-level ozone through reductions in nitrogen oxides or "NOx" (commonly known as the NOx State Implementation Plan ("SIP") call). The NOx SIP call affects 22 states, including Virginia, and the District of Columbia and requires these states to develop a plan by September 24, 1999 that will reduce NOx emissions in the respective states. The EPA does not mandate which NOx sources are required to reduce their emissions of NOx but leaves it up to the individual state to determine the best approach. It is almost certain that fossil fuel electric generation facilities greater than 250 mmBtu/hr. will be required to reduce their NOx emissions. The NOx SIP call requires emission reduction to be implemented by May 1, 2003.

Virginia, along with other states, is suing the EPA over the NOx SIP call. However, this lawsuit is not expected to be resolved prior to the September 24, 1999 deadline. Virginia will likely use its current permit program to enforce reductions in NOx emissions, which could affect Clover, either by lowering the permitted levels of NOx emissions or by establishing a cap and trade program to meet the statewide levels of emissions. No estimate of the cost to Old Dominion can be made at this time.

Old Dominion is also subject to permit limitations for surface water discharge and for the operation of a combustion waste landfill. Permits required by the Clean Water Act, the Resource Conservation and Recovery Act, and state laws have been issued. These permits are subject to reissuance and continued review.

INSURANCE - Under several of the nuclear insurance policies procured by Virginia Power and to which Old Dominion is a party, Old Dominion is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies. See Note 11 to the Consolidated Financial Statements.

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

    Old Dominion's President administers the day-to-day business and affairs of Old Dominion. The following table sets forth certain information with respect to the executive officers of Old Dominion.

Executive Officers of Old Dominion

    The executive officers of Old Dominion, as of March 1, 1999, their respective ages and their respective positions with Old Dominion are listed below. Each executive officer of Old Dominion serves at the discretion of the Board of Directors.

               Name             Age                Positions Held
               ----             ---                --------------
     Jackson E. Reasor, Jr.      46    President and Chief Executive Officer
     Daniel M. Walker            53    Vice President of Accounting and Finance
     Konstantinos N. Kappatos    56    Vice President of Engineering and Operations

     JACKSON E. REASOR, JR. has served as President and Chief Executive Officer of Old Dominion since November 1998; President of the Virginia, Maryland and Delaware Association of Electric Cooperatives ("VMDA") (an electric cooperative association which provides services to the Members and certain other electric cooperatives) since November 1998; Vice President of First Virginia Bank from May 1997 until November 1998; President and Chief Executive Officer of Premier Trust Company from July 1995 until May 1997; a Virginia State Senator from January 1992 until November 1998; and an attorney with Galumbeck, Simmons & Reasor from January 1992 until July 1995.

     DANIEL M. WALKER has been Vice President of Accounting and Finance of Old Dominion since January 1984; Assistant Treasurer of Dominion Power Control, Ltd. ("DPC") since December 1986; Assistant Treasurer of Regional Headquarters, Inc. ("RHI") since December 1986; Director and President of CSC Services, Inc. ("CSC") since May 1998; and a Director of Energy Co-Opportunity since August 1998.

     KONSTANTINOS N. KAPPATOS has been Vice President of Engineering and Operations of Old Dominion since January 1984.

DIRECTORS OF OLD DOMINION

     The directors of Old Dominion, as of March 1, 1999, their respective ages, their respective positions with Old Dominion, if any, their respective principal occupations and employment during the past five years and other directorships held by each director are listed below.

     WILLIAM M. ALPHIN (Age 68) has been a Director of Old Dominion since September 1980; a Director of CSC since June 1996; Secretary of RHI since July 1998; Treasurer of RHI from May 1987 until July 1998; a Director of DPC since July 1988; a Director of Rappahannock Electric Cooperative since January 1980; a Director of the VMDA since July 1987; an insurance advisor with Virginia Farm Bureau Insurance Company since October 1975; and a self-employed farmer since June 1995.

     E. PAUL BIENVENUE (Age 59) was Chairman of Old Dominion's Board of Directors from July 1995 until September 1998; President of DPC since July 1995; Vice Chairman of Old Dominion's Board of Directors from January 1984 until July 1995; a Director of Old Dominion since September 1981; Vice President of DPC from December 1990 until July 1995; President of Delaware Electric Cooperative since September 1998; General Manager of Delaware Electric Cooperative from September 1981 until September 1998; a Director of Seaford Golf and Country Club from January 1996 until December 1997: a Director of United Utility Supply Cooperative Corporation since June 1985; Executive Vice President and General Manager of Rural Electric TV, Inc. since May 1989; and a Director of Nanticoke Health Services, Inc. since November 1995.

     FRANK W. BLAKE (Age 80) has been a Director of Old Dominion since July 1977; a Director of A&N Electric Cooperative since September 1963; a Director of the VMDA since July 1987; a self-employed buyer and seller of real estate from 1943 until 1998; a Methodist Minister; and was co-owner of Maxine's Jewelry & Gifts from August 1962 until December 1993.

     JOHN E. BONFADINI (Age 60) has been a Director of Old Dominion since July 1977; a Director of DPC since July 1994; a Director of Northern Virginia Electric Cooperative since September 1975; and a professor at George Mason University since July 1980.

     DICK D. BOWMAN (Age 70) has been a Director of Old Dominion since July 1993; a Director of DPC since October 1996; a Director of Shenandoah Valley Electric Cooperative since November 1970; President of Bowman Brothers, Inc., a farm equipment retailer, since November 1976; a Director of Rockingham Mutual Insurance Co. since December 1977; a Director of Shenandoah Telecommunication Co. since December 1980; and Vice President of Shenandoah Valley Electric Cooperative from June 1989 until June 1991 and from June 1993 until June 1994.

     M. JOHNSON BOWMAN (Age 53) has been a Director of Old Dominion since July 1974; a Director of CSC since June 1996; Executive Vice President and General Manager of Mecklenburg Electric Cooperative since January 1980; a Director of NRECA since February 1993; and Executive Vice President and General Manager of Mecklenburg Communications Services, Inc. since January 1999.

     M DALE BRADSHAW (Age 45) has been a Director of Old Dominion since January 1995; Chief Executive Officer of Prince George Electric Cooperative since January 1995; and District Manager of Davidson Electric Membership Corporation from September 1988 until December 1994.

     VERNON N. BRINKLEY (Age 52) has been Secretary/Treasurer of Old Dominion's Board of Directors since July 1998 and from July 1992 until July 1997; a Director of Old Dominion since October 1982; a Director of CSC since June 1996; Secretary/Treasurer of DPC since July 1998 and from July 1992 until July 1997; President and General Manager of A&N Electric Cooperative since October 1995; Executive Vice President and General Manager of A&N Electric Cooperative from September 1982 until October 1995; and a Director of Central Area Data Processing since May 1991.

     CALVIN P. CARTER (Age 74) has been a Director of Old Dominion since May 1991; a Director of Southside Electric Cooperative since June 1972; self employed as the owner of Carter's Store since April 1960; the owner of Carter Stone Co., a stone quarry, since June 1965; and a member of the Campbell County Board of Supervisors since November 1979.

     GLENN F. CHAPPELL (Age 55) has been a Director of Old Dominion since December 1995; a Director of Prince George Electric Cooperative since February 1985; a Director of the VMDA since December 1995; and a self-employed farmer since 1962.

     STANLEY C. FEUERBERG (Age 47) has been a Director of Old Dominion since July 1992; a Director of CSC since June 1996; and President and Chief Executive Officer of Northern Virginia Electric Cooperative since January 1992.

     HUNTER R. GREENLAW, JR. (Age 53) has been a Director of Old Dominion since November 1991; a Director of CSC since June 1996; a Director of Northern Neck Electric Cooperative since May 1979; and the President of Greenlaw Properties, Ltd., a real estate development and general contracting company, since August 1974.

     BRUCE A. HENRY (Age 53) has been a Director of Old Dominion since November 1993; a Director of Delaware Electric Cooperative since August 1978; and the owner and Secretary/Treasurer of Delmarva Builders, Inc. since January 1981.

     FREDERICK L. HUBBARD (Age 58) has been a Director of Old Dominion since November 1991; Senior Vice President and Chief Executive Officer of Choptank Electric Cooperative since May 1991; a Director of Peoples Bank of Maryland since June 1996; and a Director of Energy Co-Opportunity since August 1998.

     DAVID J. JONES (Age 50) has been a Director of Old Dominion since July 1986; a Director of Mecklenburg Electric Cooperative since June 1982; a Director of DPC since August 1990; Vice President of Exchange Warehouse, Inc. since April 1996; and the owner and operator of Big Fork Farms since April 1970.

     WILLIAM M. LEECH, JR. (Age 71) has been a Director of Old Dominion since August 1977; a Director of DPC since July 1995; a Director of BARC Electric Cooperative since October 1970; and a Director of CSC since June 1996.

     M. LARRY LONGSHORE (57) has been a Director of Old Dominion since October 1998; President and Chief Executive Officer of Southside Electric Cooperative since October 1998; and President and Chief Executive Officer of Newberry Electric Cooperative from April 1973 until September 1998.

     JAMES M. REYNOLDS (Age 51) was Chairman of Old Dominion's Board of Directors from July 1992 until July 1995; a Director of Old Dominion since May 1977; President of DPC from July 1992 until July 1995; General Manager of Community Electric Cooperative since April 1977; was Secretary of DPC from December 1986 until July 1988; and was Secretary/Treasurer of DPC from July 1988 until July 1992.

     CHARLES R. RICE, JR. (Age 56) has been Vice Chairman of Old Dominion's Board of Directors since July 1995; President and Chief Executive Officer of Old Dominion from April 1998 through November 1998; a Director of Old Dominion since August 1986; General Manager of Northern Neck Electric Cooperative since August 1986; and a Director of Northern Neck Electric Cooperative, Ltd since July 1997.

     CECIL E. VIVERETTE, JR. (Age 57) has been Chairman of Old Dominion's Board of Directors since September 1998; Secretary/Treasurer of Old Dominion's Board of Directors from July 1997 until September 1998; a Director of Old Dominion since March 1988; President of RHI from July 1990 until July 1998; and President of Rappahannock Electric Cooperative since March 1988.

     RICHARD L. WEAVER (52) has been a Director of Old Dominion since 1998; Manager of BARC Electric Cooperative since 1998; Vice President of Virginia Operations for Stackhouse from November 1995 until November 1997; and a Manager with Virginia Power from May 1969 until October 1995.

     GWALTNEY W. WHITE, JR. (Age 71) has been a Director of Old Dominion since June 1989; President of RHI since July 1998; Vice President of RHI from July 1990 until July 1998; a Director of Community Electric Cooperative since March 1983; Chairman of the Board of Directors of CSC since June 1996; a Director of Prescription Fertilizer and

Chemical Company, Inc. since January 1968; was a farmer and peanut buyer from January 1948 until January 1990; and was the Vice President of Prescription Fertilizer and Chemical Company, Inc. from January 1968 until January 1994.

     CARL R. WIDDOWSON (Age 60) has been a Director of Old Dominion since February 1987; a Director of Choptank Electric Cooperative since February 1980; a Director of DPC since July 1988; a Director of the NRECA since 1993; and a farmer since December 1956.

     C. DOUGLAS WINE (Age 56) has been a Director of Old Dominion since April 1991; Vice President of RHI since July 1998; President and Chief Executive Officer of Shenandoah Valley Electric Cooperative since July 1995; Secretary of RHI from April 1991 until July 1998; Executive Vice President of Shenandoah Valley Electric Cooperative from April 1991 until July 1995; a Director of an advisory board to the Board of Directors of First Virginia Bank - Blue Ridge since April 1991; and Manager of North River Telephone Cooperative since January 1994.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as Old Dominion's President and Chief Executive Officer or acting in a similar capacity during the last completed fiscal year and Old Dominion's two executive officers (collectively the "Named Executives") for services rendered to Old Dominion in all capacities during each of the last three fiscal years. The table also identifies the principal capacity in which each of the Named Executives served Old Dominion at the end of fiscal year 1998.

                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation
                                                      -------------------
                                                                          Other
                                                                          Annual     All Other
                                                                          Compen-     Compen-
Name and                                          Salary                  sation      sation
Principal Position                        Year    (2)(3)     Bonus          (4)       (5)(6)
-----------------------------------------------------------------------------------------------

Jackson E. Reasor. Jr.                    1998   $ 20,513         -     $   497           -
President and Chief
     Executive Officer

Ronald W. Watkins(1)                      1998     75,831         -         282     $189,460
President and Chief                       1997    321,593         -       1,149       21,440
     Executive Officer                    1996    360,900         -       1,181       12,559

Daniel M. Walker                          1998    148,984    $7,500           -       25,578
Vice President of Accounting              1997    143,530     6,500           -       20,939
     and Finance                          1996    139,323         -           -       15,693

Konstantinos N. Kappatos                  1998    148,984     7,500           -       32,066
Vice President of Engineering             1997    143,530     7,500           -       22,676
     and Operations                       1996    139,323         -           -       17,297

-------------------
(1) In 1991, Old Dominion and the VMDA entered into an agreement pursuant to which the VMDA agreed to contribute to the President and Chief Executive Officer's annual compensation. In 1998, 1997, and 1996, VMDA contributed $24,000, $24,000, and $50,000, respectively, toward the President and Chief Executive Officer's annual compensation.
(2) Includes amounts deferred by the Named Executives, except Mr. Reasor, under the provisions of the SelectRe Pension Plan (the "401(k) Plan") a multi-employer tax qualified retirement plan administered by the National Rural Electric Cooperative Association. All employees of Old Dominion are eligible to become participants on the first day of the month following completion of one year of eligible service.
(3) In March 1995, Old Dominion and the VMDA entered into an agreement with Mr. Watkins pursuant to which Old Dominion and the VMDA agreed to fund a supplemental retirement package for Mr. Watkins with an annual fixed contribution of $60,000. The amount paid by Old Dominion in 1998 was $17,500. The amount paid by Old Dominion in 1996 was $60,000 for 1997 and $108,300 for 1996 and 1995 combined.
(4) Perquisites and other personal benefits paid to Mr. Reasor in 1998 and to Mr. Watkins in 1998 and 1997 included expenses for a company automobile. Neither Mr. Walker nor Mr. Kappatos received any perquisites or other personal benefits in any of the fiscal years covered by the table.
(5) The amount reflected in this column for 1998 is composed of contributions made by Old Dominion under the Retirement and Security Plan, the 401(k) Plan, payments made by Old Dominion for life insurance coverage and amounts accrued by Old Dominion under the Salary Continuation Plan . Specifically these amounts for 1998 were $12,012, $933, $560, and $0 for Mr. Watkins; $12,057, $2,980, $968, and $9,573 for Mr. Walker; and $12,057, $4,980,
     $968, and $14,061 for Mr. Kappatos, respectively. No contributions were made for Mr. Reasor in 1998.
(6) The amount for Mr. Watkins in 1998 includes amounts paid under the Separation Agreement and General Release for base pay ($130,000), supplemental retirement ($30,000), health insurance ($2,576), and auto ($13,379).

    Effective October 1, 1998, Old Dominion pays the 12 Directors who are not employees of its Members a $1,000 per month retainer plus $300 per day for any specially called meetings, $150 per travel day for other than a regular scheduled monthly board meeting and reimburses all Directors for out-of-pocket expenses incurred in attending meetings.

CONTRACT WITH EXECUTIVE OFFICER

    On October 28, 1998, Old Dominion and the VMDA entered into an agreement with Jackson E. Reasor, Jr. in which the companies agreed to pay Mr. Reasor $200,000 per year, with the potential for a bonus of up to $35,000, when carrying out the responsibilities as President and Chief Executive Officer. The agreement also provides for an automobile and all benefits available to other employees.


DEFINED BENEFIT PLAN

    Old Dominion has elected to participate in the NRECA Retirement and Security Program (the "Plan"), a noncontributory, defined benefit multi-employer master pension plan maintained and administered by the NRECA for the benefit of its member systems and their employees. The Plan is a qualified pension plan under
Section 401(a) of the Internal Revenue Code of 1986. The following table lists the estimated current annual pension benefit payable at "normal retirement age," age 65, for participants in the specified final average salary and years of benefit service categories for the given current multiplier of 1.7%. Benefits, which accrue under the Plan, are based upon the base annual salary as of November of the previous year. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $150,000 effective January 1, 1994.

                                        Years of Benefit Service
                                        ------------------------
    Final Average Salary      15         20         25         30          35
    --------------------   --------   --------   --------  ---------   ---------

          $ 75,000          $19,125    $25,500    $31,875   $ 38,250    $ 44,625
           100,000           25,500     34,000     42,500     51,000      59,500
           125,000           31,875     42,500     53,125     63,750      74,375
           150,000           38,250     51,000     63,750     76,500      89,250


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

     As of December 31, 1998, years of credited service under the Plan at "normal retirement age" for each of the Named Executives was: Mr. Reasor, 0 years; Mr. Watkins, 3.0 years; Mr. Walker, 13.92 years; and Mr. Kappatos, 13.92 years.


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

1.   Financial Statements

     See Index on page 27.

2.   Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts

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

     4.7 Sixth Supplemental Indenture, dated as of November 28, 1997, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee.

     4.8 Seventh Supplemental Indenture, dated as of November 1, 1998, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee.

     4.9 Eighth Supplemental Indenture, dated as of November 30, 1998, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee.

    *4.10 Form of Bonds, 1992 Series A (filed as exhibit 4.2 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

    *4.11 Form of Bonds, 1992 Series C (filed as exhibit 4.23 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

    *4.12 Form of Bonds, 1993 Series A (filed as exhibit 4.2 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

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

   *10.4 Amendment No. 1 to the Interconnection and Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, effective on the date of commercial operation for Clover Unit 2 or December 31, 1996, whichever occurs first (filed as exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, filed on March 15,
            1995).

 ***10.5 Amended and Restated Interconnection and Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997.

 ***10.6 Service Agreement for Network Integration Transmission Service to Old Dominion Electric Cooperative between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997.

 ***10.7 Network Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997.

   *10.8 Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, dated as of May 31, 1990 (filed as exhibit 10.4 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

   *10.9 Amendment No. 1 to the Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, effective March 12, 1993 (filed as exhibit 10.34 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

   *10.10 Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of May 31, 1990 (filed as exhibit 10.6 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

   *10.11 Amendment to the Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, effective January 17, 1995 (filed as exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

   *10.12 Coal-Fired Unit Turnkey Contract (Volume 1), dated April 6, 1989, and the Unit 2 Amendment (Volume 1), dated May 31, 1990, between Virginia Electric and Power Company and Old Dominion Electric Cooperative, Westinghouse Electric Corporation, Black & Veatch Engineers-Architects, Combustion Engineering, Inc. and H.B. Zachry Company (Volumes 2 - 11 contain technical specifications only) (filed as exhibit 10.7 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

   *10.13 Electric Service Agreement between Old Dominion Electric Cooperative and Appalachian Power Company, dated July 2, 1990 (filed as exhibit
            10.8 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

   *10.14 Electric Service Agreement between Old Dominion Electric Cooperative and Appalachian Power Company, dated March 6, 1991 (filed as exhibit
            10.9 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

   *10.15 Electric Service Agreement between The Potomac Edison Company and Old Dominion Electric Cooperative, dated October 4, 1991 (filed as exhibit 10.11 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

   *10.16 Amendment to Electric Service Agreement between The Potomac Edison Company and Old Dominion Electric Cooperative, dated October 4, 1991 (filed as exhibit 10.36 to Amendment No. 2 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on May 26,
            1993).

   *10.17 Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit
            10.27 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

   *10.18 Credit Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December 1, 1985 (filed as exhibit 10.28 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

   *10.19 Nuclear Decommissioning Trust Agreement between Old Dominion Electric Cooperative and Bankers Trust Company, dated March 1, 1991 (filed as exhibit 10.29 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

   *10.20  Form of Salary Continuation Plan (filed as exhibit 10.31 to the
            Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

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

   *10.30 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Rappahannock Electric Cooperative, dated April 17, 1992 (filed as exhibit 10.43 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

   *10.31 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Shenandoah Valley Electric Cooperative, dated April 23, 1992 (filed as exhibit 10.44 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

   *10.32 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Southside Electric Cooperative, dated April 22, 1992 (filed as exhibit 10.45 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

   *10.33 Capacity and Energy Sales Agreement between Old Dominion Electric Cooperative and Public Service Electric and Gas, dated December 17, 1992, effective January 1, 1995 (filed as exhibit 10.30 to the

            Registrant's Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

   *10.34 First Supplement to Capacity and Energy Sales Agreement between Old Dominion Electric Cooperative and Public Service Electric & Gas, dated March 26, 1993 (filed as exhibit 10.32 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

   *10.35 Letter Agreement between Old Dominion Electric Cooperative and Delmarva Power & Light Company, dated March 2, 1993 (filed as exhibit 10.35 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

   *10.36 Wholesale Partial Requirements Service Agreement between Delmarva Power & Light Company and Old Dominion Electric Cooperative, effective January 1, 1995 (filed as exhibit 10.38 to Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

   *10.37 Transmission Service Agreement between Delmarva Power & Light Company and Old Dominion Electric Cooperative, effective January 1, 1995 (filed as exhibit 10.39 to Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

   *10.38 Participation Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co (filed as exhibit 10.35 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.39 Clover Unit 1 Equipment Interest Lease Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Equipment Head Lessor, and State Street Bank and Trust Company, as Equipment Head Lessee (filed as exhibit 10.36 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  **10.40 Equipment Operating Lease Agreement, dated as of February 29, 1996, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee (filed as exhibit 10.37 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  **10.41 Corrected Option Agreement to Lease, dated as of February 29, 1996, among Old Dominion Electric Cooperative and State Street Bank and Trust Company (filed as exhibit 10.38 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
            1996).

   *10.42 Clover Agreements Assignment and Assumption Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Assignor, and State Street Bank and Trust Company, as Assignee (filed as exhibit 10.39 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.43 Deposit Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Depositor, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Issuer (filed as exhibit 10.40 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.44 Deposit Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee (filed as exhibit 10.41 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.45 Payment Undertaking Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New

            York Branch (filed as exhibit 10.42 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
            1996).

   *10.46 Payment Undertaking Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and State Street Bank and Trust Company, as Payment Undertaking Pledgee (filed as exhibit 10.43 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.47 Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee (filed as exhibit 10.44 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.48 Tax Indemnity Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co. (filed as exhibit 10.45 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.49 Participation Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Clover Unit 2 Generating Trust, Wilmington Trust Company, the Owner Participant named therein and Utrecht-America Finance Co. (filed as exhibit 10.46 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  **10.50 Clover Unit 2 Equipment Interest Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Clover Unit 2 Generating Trust (filed as exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  **10.51 Operating Equipment Agreement, dated as of July 1, 1996, between Clover Unit 2 Generating Trust and Old Dominion Electric Cooperative (filed as exhibit 10.48 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.52 Clover Agreements Assignment and Assumption Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Assignor, and Clover Unit 2 Generating Trust, as Assignee (filed as exhibit 10.49 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.53 Deed of Ground Lease and Sublease Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Ground Lessor, and Clover Unit 2 Generating Trust, as Ground Lessee (filed as exhibit 10.50 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.54 Guaranty Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and AMBAC Indemnity Corporation (filed as exhibit 10.51 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.55 Investment Agreement, dated as of July 31, 1996, among AMBAC Capital Funding, Inc., Old Dominion Electric Cooperative and AMBAC Indemnity Corporation (filed as exhibit 10.52 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
            1996).

   *10.56 Investment Agreement Pledge Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, as Investment Agreement Pledgor, AMBAC Indemnity Corporation, the Owner Participant named therein and Clover Unit 2 Generating Trust (filed as exhibit 10.53 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.57 Equity Security Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Pledgor, and Wilmington Trust Company, as Collateral Agent (filed as exhibit 10.54 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.58 Payment Undertaking Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch (filed as exhibit 10.55 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.59 Payment Undertaking Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and Clover Unit 2 Generating Trust, as Payment Undertaking Pledgee (filed as exhibit 10.56 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.60 Subordinated Deed of Trust and Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Richard W. Gregory, Trustee, and Michael P. Drzal, Trustee (filed as exhibit
            10.57 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.61 Subordinated Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, the Owner Participant named therein, AMBAC Indemnity Corporation and Clover Unit 2 Generating Trust (filed as exhibit 10.58 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   *10.62 Tax Indemnity Agreement, dated as of July 1 1996, between Old Dominion Electric Cooperative and the Owner Participant named therein (filed as exhibit 10.59 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    21 Subsidiaries of Old Dominion Electric Cooperative (not included because Old Dominion Electric Cooperative's subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a "significant subsidiary" under Rule 1-02(w) of Regulation S-X).

    27      Financial Data Schedule.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter of 1998.
----------------------

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

*** This agreement consists of two separate signed documents, which have been combined.

                        OLD DOMINION ELECTRIC COOPERATIVE

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                      Balance   Charged      Charged to
                                        at         to          other                    Balance
                                    beginning  costs and     accounts--   Deductions--  at end of
Description                         of period   expenses      describe     describe      period
-----------                         ---------   --------      --------     --------      ------
Balance sheet reserves deducted from
  the assets to which they apply:
  Decommissioning Reserve
    1998                             $44.2      $ 8.8       $  -          $  -         $53.0
    1997                              39.3        4.9          -             -          44.2
    1996                              36.1        3.2          -             -          39.3
  Accumulated provision for
     uncollectibles
    1998                               6.0        -            -             6.0(A)       -
    1997                               6.6        -            -              .6(B)      6.0
    1996                               -         11.5          -             4.9(A)      6.6

(A) Represents amounts charged off as uncollectible.
(B) Represents collection of amounts previously reserved.

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


                                               OLD DOMINION ELECTRIC COOPERATIVE
                                                           Registrant




Date: March 25, 1999                           By:/s/JACKSON E.REASOR,JR.
                                                  -----------------------
                                                  Jackson E. Reasor, Jr.
                                          President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the following capacities on March 25, 1999.

                  Signature                                                Title
                  ---------                                                -----


          /s/ JACKSON E. REASOR, JR.                      President (principal executive officer)
          --------------------------
          Jackson E. Reasor, Jr.

          /s/ DANIEL M. WALKER                            Vice President of Accounting & Finance
          --------------------------                           (principal financial officer)
           Daniel M. Walker

           /s/ ROBERT L. KEES                             Controller (principal accounting officer)
         --------------------------
            Robert L. Kees

          /s/ WILLIAM M. ALPHIN                                          Director
         --------------------------
           William M. Alphin

          /s/ E. PAUL BIENVENUE                                          Director
         --------------------------
           E. Paul Bienvenue

          /s/ FRANK W. BLAKE                                             Director
         -------------------------
           Frank W. Blake

          /s/ JOHN E. BONFADINI                                          Director
          -------------------------
          John E. Bonfadini

          /s/ DICK D. BOWMAN                                             Director
          -------------------------
          Dick D. Bowman


                  Signature                                                Title
                  ---------                                                -----



          /s/ M. JOHNSON BOWMAN                                          Director
           -------------------------
          M. John Bowman

          /s/ M DALE BRADSHAW                                            Director
         -------------------------
          M Dale Bradshaw

          /s/ VERNON N. BRINKLEY                                         Director
          -------------------------
          Vernon N. Brinkley

          /s/ CALVIN P. CARTER                                           Director
          -------------------------
          Calvin P. Carter

          /s/ GLENN F. CHAPPELL                                          Director
          -------------------------
          Glenn F. Chappell

          /s/ STANLEY C. FEUERBERG                                       Director
          -------------------------
          Stanley C. Feuerberg

          /s/ HUNTER R. GREENLAW, JR.                                    Director
          -------------------------
          Hunter R. Greenlaw, Jr.

          /s/ BRUCE A. HENRY                                             Director
          -------------------------
          Bruce A. Henry

          /s/ FREDERICK L. HUBBARD                                       Director
          -------------------------
          Frederick L. Hubbard

          /s/ DAVID J. JONES                                             Director
          -------------------------
          David J. Jones

          /s/ WILLIAM M. LEECH, JR.                                      Director
          -------------------------
          William M. Leech, Jr.

          /s/ M. LARRY LONGSHORE                                         Director
         -------------------------
          M. Larry Longshore

          /s/ JAMES M. REYNOLDS                                          Director
          -------------------------
          James M. Reynolds.

          /s/ CHARLES R. RICE, JR.                                       Director
          -------------------------
          Charles R. Rice, Jr.

          /s/ CECIL E. VIVERETTE, JR.                                    Director
          -------------------------
          Cecil E. Viverette, Jr.



                  Signature                                                Title
                  ---------                                                -----


          /s/ RICHARD L. WEAVER                                          Director
          -------------------------
          Richard L. Weaver

          /s/ GWALTNEY W. WHITE, JR.                                     Director
          -------------------------
          Gwaltney W. White, Jr.

          /s/ CARL R. WIDDOWSON                                          Director
          -------------------------
          Carl R. Widdowson

          /s/ C. DOUGLAS WINE                                            Director
          -------------------------
          C. Douglas Wine





----------------------


    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    As of the date this annual report on Form 10-K was filed with the Securities and Exchange Commission, Old Dominion had not yet furnished to its security holders copies of its annual report for fiscal year 1998. Old Dominion undertakes that it will file four copies of such annual report with the Securities and Exchange Commission when such report is sent to security holders.



                                    EXHIBIT INDEX

                                                                                       Page
Exhibit                        Description of Exhibit                                  Number
Number

  *3(1)     Articles of Incorporation of Old Dominion Electric Cooperative
            (filed as exhibit 3.1 to the Registrant's Form S-1 Registration
            Statement, File No. 33-46795, filed on March 27, 1992).

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




Exhibit                                                                                   Page
Number                                Description of Exhibit                              Number


       4.7  Sixth Supplemental Indenture, dated as of November 28, 1997, to the
            Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as
            Trustee.

       4.8  Seventh Supplemental Indenture, dated as of November 1, 1998, to the
            Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as
            Trustee.

       4.9  Eighth Supplemental Indenture, dated as of November 30, 1998, to the
            Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as
            Trustee.

     *4.10  Form of Bonds,  1992 Series A (filed as exhibit 4.2 to Amendment
            No. 1 to  the  Registrant's  Form  S-1  Registration   Statement,
            File  No. 33-46795, filed on May 6, 1992).

     *4.11  Form of Bonds, 1992 Series C (filed as exhibit 4.23 to the
            Registrant's Form 10-K for the fiscal year ended December 31, 1992,
            File No. 33-46795, filed on March 30, 1993).

     *4.12  Form of Bonds, 1993 Series A (filed as exhibit 4.2 to the
            Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

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

      *1.4 Amendment No. 1 to the Interconnection and Operating Agreement between Virginia Electric and Power Company and Old Dominion
            Electric Cooperative, effective on the date of commercial operation for Clover Unit 2 or December 31, 1996, whichever occurs first
            (filed as exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, filed on March 15,
            1995).

***10.5     Amended and Restated Interconnection and Operating Agreement between
            Virginia Electric and Power Company and Old Dominion Electric
            Cooperative, dated as of July 29, 1997.



Exhibit                                                                                   Page
Number                   Description of Exhibit Number                                    Number



***10.6     Service Agreement for Network Integration Transmission Service to
            Old Dominion Electric Cooperative between Virginia Electric and
            Power Company and Old Dominion Electric Cooperative, dated as of
            July 29, 1997.

***10.7     Network Operating Agreement between Virginia Electric and Power
            Company and Old Dominion Electric Cooperative, dated as of July 29,
            1997.

*10.8       Clover Purchase, Construction and Ownership Agreement between Old
            Dominion Electric Cooperative and Virginia Electric and Power
            Company, dated as of May 31, 1990 (filed as exhibit 10.4 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.9       Amendment No. 1 to the Clover Purchase, Construction and Ownership
            Agreement between Old Dominion Electric Cooperative and Virginia
            Electric and Power Company, effective March 12, 1993 (filed as exhibit 10.34 to the Registrant's Form S-1 Registration Statement,
            File No. 33-61326, filed on April 19, 1993).

*10.10      Clover Operating Agreement between Virginia Electric and Power
            Company and Old Dominion Electric Cooperative, dated as of May 31,
            1990 (filed as exhibit 10.6 to the Registrant's Form S-1
            Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.11      Amendment to the Clover Operating Agreement between Virginia
            Electric and Power Company and Old Dominion Electric Cooperative, effective January 17, 1995 (filed as exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1994, File
            No. 33-46795, on March 15, 1995).

*10.12 Coal-Fired Unit Turnkey Contract (Volume 1), dated April 6, 1989, and the Unit 2 Amendment (Volume 1), dated May 31, 1990, between
            Virginia Electric and Power Company and Old Dominion Electric
            Cooperative, Westinghouse Electric Corporation, Black & Veatch
            Engineers-Architects, Combustion Engineering, Inc. and H.B. Zachry
            Company (Volumes 2 - 11 contain technical specifications only)
            (filed as exhibit 10.7 to the Registrant's Form S-1 Registration
            Statement, File No. 33-46795, filed on March 27, 1992).

*10.13 Electric Service Agreement between Old Dominion Electric Cooperative and Appalachian Power Company, dated July 2, 1990 (filed as exhibit
            10.8 to the Registrant's Form S-1 Registration Statement, File No.
            33-46795, filed on March 27, 1992).

*10.14 Electric Service Agreement between Old Dominion Electric Cooperative and Appalachian Power Company, dated March 6, 1991 (filed as exhibit
            10.9 to the Registrant's Form S-1 Registration Statement, File No.
            33-46795, filed on March 27, 1992).




Exhibit                                                                                   Page
Number                                Description of Exhibit                              Number

*10.15      Electric Service Agreement between The Potomac Edison Company and
            Old Dominion Electric Cooperative, dated October 4, 1991 (filed as exhibit 10.11 to the Registrant's Form S-1 Registration Statement,
            File No. 33-46795, filed on March 27, 1992).

*10.16      Amendment to Electric Service Agreement between The Potomac Edison
            Company and Old Dominion Electric Cooperative, dated October 4, 1991
            (filed as exhibit 10.36 to Amendment No. 2 to the Registrant's Form
            S-1 Registration Statement, File No. 33-61326, filed on May 26,
            1993).

*10.17      Lease Agreement between Old Dominion Electric Cooperative and
            Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit
            10.27 to the Registrant's Form S-1 Registration Statement, File No.
            33-46795, filed on March 27, 1992).


*10.18      Credit Agreement between Virginia Electric and Power Company and Old
            Dominion Electric Cooperative, dated as of December 1, 1985 (filed as exhibit 10.28 to the Registrant's Form S-1 Registration
            Statement, File No. 33-46795, filed on March 27, 1992).

*10.19      Nuclear Decommissioning Trust Agreement between Old Dominion
            Electric Cooperative and Bankers Trust Company, dated March 1, 1991
            (filed as exhibit 10.29 to the Registrant's Form S-1 Registration
            Statement, File No. 33-46795, filed on March 27, 1992).

*10.20 Form of Salary Continuation Plan (filed as exhibit 10.31 to the Registrant's Form S-1 Registration Statement, File No.
            33-46795, filed on March 27, 1992).

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

*10.30      Amended and Restated Wholesale Power Contract between Old
            Dominion Electric Cooperative and Rappahannock Electric Cooperative, dated April 17, 1992 (filed as exhibit 10.43 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.31      Amended and Restated Wholesale Power Contract between Old
            Dominion Electric Cooperative and Shenandoah Valley Electric
            Cooperative, dated April 23, 1992 (filed as exhibit 10.44 to
            Amendment No. 1 to the Registrant's Form S-1 Registration Statement,
            File No. 33-46795, filed on May 6, 1992).

*10.32      Amended and Restated Wholesale Power Contract between Old
            Dominion Electric Cooperative and Southside Electric Cooperative, dated April 22, 1992 (filed as exhibit 10.45 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.33      Capacity and Energy Sales Agreement between Old Dominion Electric
            Cooperative and Public Service Electric and Gas, dated December 17,
            1992, effective January 1, 1995 (filed as exhibit 10.30 to the
            Registrant's Form 10-K for the fiscal year ended December 31, 1992,
            File No. 33-46795, filed on March 30, 1993).





Exhibit                                                                                        Page
Number                                                                                         Number
                               Description of Exhibit


*10.34      First Supplement to Capacity and Energy Sales Agreement between Old
            Dominion Electric Cooperative and Public Service Electric & Gas, dated March 26, 1993 (filed as exhibit 10.32 to the Registrant's
            Form S-1 Registration Statement, File No. 33-61326, filed on April
            19, 1993).

*10.35      Letter Agreement between Old Dominion Electric Cooperative and
            Delmarva Power & Light Company, dated March 2, 1993 (filed as exhibit 10.35 to the Registrant's Form S-1 Registration Statement,
            File No. 33-61326, filed on April 19, 1993).

*10.36      Wholesale Partial Requirements Service Agreement between Delmarva
            Power & Light Company and Old Dominion Electric Cooperative, effective January 1, 1995 (filed as exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 1994, File
            No. 33-46795, on March 15, 1995).

*10.37      Transmission Service Agreement between Delmarva Power & Light
            Company and Old Dominion Electric Cooperative, effective January 1,
            1995 (filed as exhibit 10.39 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

*10.38      Participation Agreement, dated as of February 29, 1996, among Old
            Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance
            Co.(filed as exhibit 10.35 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

*10.39      Clover Unit 1 Equipment Interest Lease Agreement, dated as of
            February 29, 1996, between Old Dominion Electric Cooperative, as
            Equipment Head Lessor, and State Street Bank and Trust Company, as
            Equipment Head Lessee (filed as exhibit 10.36 to Registrant's Form
            10-K for the year ended December 31, 1996, File No. 33-46795, on
            March 20, 1996).

**10.40 Equipment Operating Lease Agreement, dated as of February 29, 1996, between State Street Bank and Trust Company, as Lessor, and Old
            Dominion Electric Cooperative, as Lessee (filed as exhibit 10.37 to
            Registrant's Form 10-K for the year ended December 31, 1996, File
            No.33-46795, on March 20, 1996).

**10.41 Corrected Option Agreement to Lease, dated as of February 29, 1996, among Old Dominion Electric Cooperative and State Street Bank and
            Trust Company (filed as exhibit 10.38 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
            1996).

*10.42      Clover Agreements Assignment and Assumption Agreement, dated as of
            February 29, 1996, between Old Dominion Electric Cooperative, as
            Assignor, and State Street Bank and Trust Company, as Assignee
            (filed as exhibit 10.39 to Registrant's Form 10-K for the year ended
            December 31, 1996, File No. 33-46795, on March 20, 1996).





Exhibit                                                                                 Page
Number                                                                                  Number
                                Description of Exhibit



*10.43      Deposit Agreement, dated as of February 29, 1996, between Old
            Dominion Electric Cooperative, as Depositor, and Cooperatieve
            Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New
            York Branch, as Issuer (filed as exhibit 10.40 to Registrant's Form
            10-K for the year ended December 31, 1996, File No. 33-46795, on
            March 20, 1996).

*10.44      Deposit Pledge Agreement, dated as of February 29, 1996, between Old
            Dominion Electric Cooperative, as Pledgor, and State Street Bank and
            Trust Company, as Pledgee (filed as exhibit 10.41 to Registrant's
            Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

*10.45 Payment Undertaking Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale
            Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York
            Branch (filed as exhibit 10.42 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

*10.46 Payment Undertaking Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking
            Pledgor, and State Street Bank and Trust Company, as Payment
            Undertaking Pledgee (filed as exhibit 10.43 to Registrant's Form
            10-K for the year ended December 31, 1996, File No. 33-46795, on
            March 20, 1996).

*10.47      Pledge Agreement, dated as of February 29, 1996, between Old
            Dominion Electric Cooperative, as Pledgor, and State Street Bank and
            Trust Company, as Pledgee (filed as exhibit 10.44 to Registrant's
            Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

*10.48      Tax Indemnity Agreement, dated as of February 29, 1996, among Old
            Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co
            (filed as exhibit 10.45 to Registrant's Form 10-K for the year ended
            December 31, 1996, File No. 33-46795, on March 20, 1996).

*10.49      Participation Agreement, dated as of July 1, 1996, among Old
            Dominion Electric Cooperative, Clover Unit 2 Generating Trust,
            Wilmington Trust Company, the Owner Participant named therein and
            Utrecht-America Finance Co (filed as exhibit 10.46 to Registrant's
            Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

**10.50     Clover Unit 2 Equipment Interest Agreement, dated as of July 1,
            1996, between Old Dominion Electric Cooperative and Clover Unit 2
            Generating Trust (filed as exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March
            20, 1996).



Exhibit                                Description of Exhibit                                Page
Number                                                                                       Number

**10.51     Operating Equipment Agreement, dated as of July 1, 1996, between
            Clover Unit 2 Generating Trust and Old Dominion Electric Cooperative
            (filed as exhibit 10.48 to Registrant's Form 10-K for the year ended
            December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.52    Clover Agreements Assignment and Assumption Agreement, dated as of
            July 1, 1996, between Old Dominion Electric Cooperative, as
            Assignor, and Clover Unit 2 Generating Trust, as Assignee (filed as exhibit 10.49 to Registrant's Form 10-K for the year ended December
            31, 1996, File No.33-46795, on March 20, 1996).

  *10.53    Deed of Ground Lease and Sublease Agreement, dated as of July 1,
            1996, between Old Dominion Electric Cooperative, as Ground Lessor, and Clover Unit 2 Generating Trust, as Ground Lessee (filed as exhibit 10.50 to Registrant's Form 10-K for the year ended December
            31, 1996, File No.33-46795, on March 20, 1996).

  *10.54    Guaranty Agreement, dated as of July 1, 1996, between Old Dominion
            Electric Cooperative and AMBAC Indemnity Corporation (filed as exhibit 10.51 to Registrant's Form 10-K for the year ended December
            31, 1996, File No. 33-46795, on March 20, 1996).

  *10.55    Investment Agreement, dated as of July 1, 1996, among AMBAC Capital
            Funding, Inc., Old Dominion Electric Cooperative and AMBAC Indemnity
            Corporation (filed as exhibit 10.52 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
            1996).

  *10.56 Investment Agreement Pledge Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, as Investment Agreement
            Pledgor, AMBAC Indemnity Corporation, the Owner Participant named therein and Clover Unit 2 Generating Trust (filed as exhibit 10.53 to Registrant's Form 10-K for the year ended December 31, 1996, File
            No. 33-46795, on March 20, 1996).

  *10.57    Equity Security Pledge Agreement, dated as of July 1, 1996, between
            Old Dominion Electric Cooperative, as Pledgor, and Wilmington Trust
            Company, as Collateral Agent (filed as exhibit 10.54 to Registrant's
            Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.58    Payment Undertaking Agreement, dated as of July 1, 1996, between Old
            Dominion Electric Cooperative and Cooperatieve Centrale
            Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York
            Branch (filed as exhibit 10.55 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.59 Payment Undertaking Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking
            Pledgor, and Clover Unit 2 Generating Trust, as Payment Undertaking
            Pledgee (filed as exhibit 10.56 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).



Exhibit                                                                                      Page
Number                                                                                       Number
                                Description of Exhibit

  *10.60    Subordinated Deed of Trust and Security Agreement, dated as of July
            1, 1996, among Old Dominion Electric Cooperative, Richard W.
            Gregory, Trustee, and Michael P. Drzal,


            Trustee (filed as exhibit 10.57 to Registrant's Form 10-K for the year ended December 31, 1996, File No.33-46795, on March 20, 1996).

  *10.61    Subordinated Security Agreement, dated as of July 1, 1996, among Old
            Dominion Electric Cooperative, the Owner Participant named therein,
            AMBAC Indemnity Corporation and Clover Unit 2 Generating Trust
            (filed as exhibit 10.58 to Registrant's Form 10-K for the year ended
            December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.62    Tax Indemnity Agreement, dated as of July 1, 1996, between Old
            Dominion Electric Cooperative and the Owner Participant named therein (filed as exhibit 10.59 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

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

*** This agreement consists of two separate signed documents, which have been combined.

         THIS INSTRUMENT GRANTS A SECURITY INTEREST BY A PUBLIC UTILITY
           THIS INSTRUMENT CONTAINS AFTER-ACQUIRED PROPERTY PROVISIONS

   --------------------------------------------------------------------------



                       OLD DOMINION ELECTRIC COOPERATIVE,
                                     GRANTOR
                                       TO
                                  CRESTAR BANK,
                                     TRUSTEE

                            ------------------------

                          SIXTH SUPPLEMENTAL INDENTURE
                          DATED AS OF NOVEMBER 28, 1997


                             ----------------------


           SUPPLEMENTAL TO THE INDENTURE OF MORTGAGE AND DEED OF TRUST
                             DATED AS OF MAY 1, 1992


     ----------------------------------------------------------------------


                  A MORTGAGE OF BOTH REAL AND PERSONAL PROPERTY


THIS INSTRUMENT IS EXEMPT FROM RECORDATION TAX PURSUANT TO VIRGINIA CODE SECTION
  58.1-803.D. RECORDATION TAX HAS BEEN PAID IN THE OFFICE OF THE CLERK OF THE CIRCUIT COURT FOR HALIFAX COUNTY, VIRGINIA ON A SECOND SUPPLEMENTAL INDENTURE
                      RECORDED IN DEED BOOK ___, PAGE ___

                          SIXTH SUPPLEMENTAL INDENTURE

                            -------------------------


               THIS SIXTH SUPPLEMENTAL INDENTURE, dated as of November 28, 1997 (the "Sixth Supplemental Indenture"), between OLD DOMINION ELECTRIC COOPERATIVE, a Virginia power supply cooperative (the "Company"), whose mailing address and address of its chief executive office is Innsbrook Corporate Center, 4201 Dominion Boulevard, Glen Allen, Virginia 23060, and CRESTAR BANK, a Virginia banking corporation, as trustee (the "Trustee"), having its principal corporate trust office at 919 East Main Street, Corporate Trust Department, Richmond, Virginia 23219.

        WHEREAS , the Company has heretofore executed and delivered an Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992 (herein sometimes called the "Original Indenture"), to secure, as provided therein, its bonds (in the Original Indenture and herein called the "Bonds"), to be designated generally as its "First Mortgage Bonds", and to be issued in one or more series as provided in the Original Indenture; and

        WHEREAS, the Original Indenture was recorded among the land records in the counties of Halifax, Louisa, Spotsylvania and Orange, Virginia, and a UCC Form 1 concerning the Original Indenture was recorded among the financing statement records at the Virginia State Corporation Commission and the Counties of Henrico, Halifax, Louisa, Spotsylvania and Orange; and

        WHEREAS, the Company has heretofore executed and delivered a First Supplemental Indenture, dated as of August 1, 1992 (hereinafter the "First Supplemental Indenture"), its Second Supplemental Indenture dated as of December 1, 1992 (hereinafter called the "Second Supplemental Indenture"), its Third Supplemental Indenture, dated as of May 1, 1993 (hereinafter called the "Third Supplemental Indenture"), its Fourth Supplemental Indenture, dated as of December 15, 1994 (hereinafter called the "Fourth Supplemental Indenture") and its Fifth Supplemental Indenture, dated as of February 29, 1996 (hereinafter called the "Fifth Supplemental Indenture"), supplementing the Original Indenture, each of which, with the exception of the Fourth Supplemental Indenture, provided for the creation of a new series of Bonds which subjected, or intended to subject, to the lien of the Original Indenture certain property described therein and was recorded among the land records for the counties of Halifax, Louisa, Spotsylvania and Orange, Virginia and among the financing statement records at the Virginia State Corporation Commission and the Counties of Henrico, Halifax, Louisa, Spotsylvania and Orange, Virginia, which recording offices will include the recording offices in which this Sixth Supplemental Indenture will be recorded; and

        WHEREAS, pursuant to the Original Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, and the Fifth Supplemental Indenture, there have been executed, authenticated, delivered and issued and there are now outstanding First Mortgage Bonds of the series and in the principal amount as follows:



                                             Principal            Principal
                                                Amount               Amount
           Series                               Issued          Outstanding
           ------                               ------          -----------

7.27% First Mortgage                       $50,000,000          $16,668,000
Bonds, 1992 Series A,
Due December 1, 1997

7.97% First Mortgage                       l50,000,000          142,000,000
Bonds, 1992 Series A,
Due December 1, 2002

8.76% First Mortgage                       350,000,000          271,200,000
Bonds, 1992 Series A,
Due December 1, 2022

First Mortgage Bonds,                        1,203,638                    0
1992 Series B, Due
September 15, 1992

First Mortgage Bonds,                        1,203,637                    0
1992 Series B, Due
December 15, 1992

First Mortgage Bonds,                        1,203,637                    0
1992 Series B, Due
March 15, 1993

First Mortgage Bonds,                        1,203,638                    0
1992 Series B, Due
June 15, 1993

First Mortgage Bonds,                        l,203,638                    0
1992 Series B, Due
September 15, 1993

First Mortgage Bonds,                        1,203,637                    0

1992 Series B, Due
December 15, 1993

First Mortgage Bonds,                          392,375                    0
1992 Series B, Due
March 15, 1994

First Mortgage Bonds                           392,376                    0
1992 Series B, Due
June 15, 1994

First Mortgage Bonds                           392,376                    0
1992 Series B, Due
September 15, 1994

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
December 15, 1994

First Mortgage Bonds                           392,375                    0
1992 Series B, Due
March 15, 1995

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
June 15, 1995

First Mortgage Bonds                           392,376                    0
1992 Series B, Due
September 15, 1995

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
December 15, 1995

First Mortgage Bonds,                          392,375                    0
1992 Series B, Due
March 15, 1996

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
June 15, 1996

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
September 15, 1996

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
December 15,1996

4.90% First Mortgage                         1,025,000            1,025,000
Bonds, 1992 Series C,
Due December 1, 1997

5.20% First Mortgage                         1,075,000            1,075,000
Bonds, 1992 Series C,
Due December 1, 1998

5.40% First Mortgage                         1,130,000            1,130,000
Bonds, 1992 Series C,
Due December 1, 1999

5.50% First Mortgage                         1,190,000            1,190,000
Bonds, 1992 Series C,
Due December 1, 2000

5.70% First Mortgage                         1,255,000            1,255,000
Bonds, 1992 Series C,
Due December 1, 2001

5.90% First Mortgage                         1,330,000            1,330,000
Bonds, 1992 Series C,
Due December 1, 2002

6.00% First Mortgage                         1,405,000            1,405,000
Bonds, 1992 Series C,
Due December 1, 2003

6.10% First Mortgage                         1,495,000            1,495,000
Bonds, 1992 Series C,
Due December 1, 2004

6.35% First Mortgage                         5,060,000            5,060,000
Bonds, 1992 Series C,
Due December 1, 2007

6.50% First Mortgage                        10,845,000           10,845,000
Bonds, 1992 Series C,
Due December 1, 2012

6.00% First Mortgage                        34,400,000            34,400,000
Bonds, 1992 Series C,
Due December 1, 2022

7.48% First Mortgage                       130,000,000          129,000,000
Bonds, 1993 Series A,
Due December 1, 2013

7.78% First Mortgage                       120,000,000          120,000,000
Bonds, 1993 Series A,
Due December 1, 2023

First Mortgage Bonds                        25,565,962                    0
1996 Series A, Due
February 28, 1997

First Mortgage Bonds                           581,032              581,032
1996 Series B, Due
January 5, 1998

First Mortgage Bonds                        10,649,541           10,649,541
1996 Series B, Due
April 15, 2018

First Mortgage Bonds                        32,650,788           32,650,788
1996 Series B, Due
June 15, 2018

First Mortgage Bonds                        32,650,788           32,650,788
1996 Series B, Due
September 15, 2018

First Mortgage Bonds                        32,650,788           32,650,788
1996 Series B, Due
December 15, 2018

        WHEREAS, in connection with the construction of a two-unit, coal-fired electric generating facility (the "Project") in Halifax County, Virginia (in which the Company has an undivided 50% interest), the Company installed certain solid waste disposal and sewerage facilities (the "Facilities"). Pursuant to a loan agreement dated as of December

1, 1992 (the "Loan Agreement"), between the Company and the Industrial Development Authority of Halifax County, Virginia (the "Authority"), the Authority assisted the Company with the financing of the Facilities by issuing its Exempt Facility Revenue Bonds (Old Dominion Electric Cooperative Project), Series 1992, in an aggregate principal amount of $60,210,000.00 (the "Series 1992 Tax-Exempt Bonds"). The Company's obligation to repay the loan from the Authority is evidenced by a new series of Bonds designated First Mortgage Bonds, 1992 Series C (the "1992 Series C Bonds"); and

        WHEREAS, pursuant to a First Supplemental Loan Agreement dated as of November 28, 1997 (the "First Supplemental Loan Agreement"), between the Authority and the Company, the Authority has agreed to issue a new series of refunding revenue bonds in an aggregate principal amount of $1,025,000 (the "Series 1997 Tax-Exempt Bonds") to refund the December 1, 1997, maturity of the Series 1992 Tax-Exempt Bonds. The Company's obligation to repay the loan from the Authority in connection with the Series 1997 Tax-Exempt Bonds shall be evidenced by a new series of Bonds to be designated First Mortgage Bonds, 1997 Series A (the "1997 Series A Bonds"), which will replace and refund the December 1, 1997, maturity of the 1992 Series C Bonds.

        WHEREAS, the Board of Directors of the Company has established the 1997 Series A Bonds and the Board of Directors of the Company has authorized an issue of One Million Twenty-Five Thousand and no/100 Dollars ($1,025,000) principal amount thereof, and the Company has complied or will comply with all provisions required to issue Additional Bonds provided for in the Original Indenture; and

        WHEREAS, the Company desires to execute and deliver this Sixth Supplemental Indenture, in accordance with the provisions of the Original Indenture, for the purposes, among others, of (i) providing for the creation of a new series of Bonds, designating the series to be created and specifying the form and provisions of the Bonds of such series (the Original Indenture, as heretofore and hereby supplemented and modified, being herein sometimes called the "Indenture"), and (ii) modifying the terms, provisions, restrictions or conditions of the Original Indenture; and

        WHEREAS, Section 13.01 of the Original Indenture provides that, without the consent of the Holders of any of the Bonds at the time Outstanding, the Company, when authorized by a Board Resolution and the Trustee, may enter into supplemental indentures for the purposes and subject to the conditions set forth in said Section 13.01; and

        WHEREAS, the Company proposes to modify the Original Indenture as provided in Section 13.01; and

        WHEREAS, all acts and proceedings required by law and by the Articles of Incorporation and Bylaws of the Company necessary to secure the payment of the principal of (and premium, if any) and interest on the 1997 Series A Bonds, to make the 1997 Series A Bonds to be issued hereunder, when executed by the Company, authenticated and delivered by the Trustee and duly issued, the valid, binding and legal obligations of the

Company, and to constitute the Indenture a valid and binding mortgage for the security of all of the Bonds, in accordance with its and their terms, have been done and taken; and the execution and delivery of this Sixth Supplemental Indenture has been in all respects duly authorized;

        NOW, THEREFORE, THIS SIXTH SUPPLEMENTAL INDENTURE WITNESSETH, that, to secure the payment of the principal of (and premium, if any) and interest on the Outstanding Secured Bonds, to confirm the lien of the Original Indenture upon the Trust Estate mentioned therein including all property purchased, constructed or otherwise acquired by the Company since the date of execution of the Original Indenture, to secure performance of the covenants therein and herein contained, to declare the terms and conditions on which the Outstanding Secured Bonds are secured, and in consideration of the premises thereof and hereof and to modify the Original Indenture, the Company by these presents does grant, bargain, sell, alienate, remiss, release, convey, assign, transfer, mortgage, hypothecate, pledge, set over and confirm to the Trustee, in trust, all property, rights, privileges and franchises (other than Excepted Property) of the Company of the character described in the Granting Clauses of the Original Indenture, including all such property, rights, privileges and franchises acquired since the date of execution of the Original Indenture, including, without limitation, all of those fee and leasehold interests in real property, if any, which may hereafter be constructed or acquired by it, but subject to all exceptions, reservations and matters of the character therein referred to, and expressly excepting and excluding from the lien and operation of the Indenture all properties of the character specifically excepted by Subdivisions A through K of "Excepted Property" in the Original Indenture to the extent contemplated thereby, and all property heretofore released or otherwise disposed of pursuant to the provisions of the Original Indenture.

        PROVIDED, HOWEVER, that (i) if, upon the occurrence of an Event of Default, the Trustee, or any separate trustee or co-trustee appointed under
Section 10.14 of the Original Indenture or any receiver appointed pursuant to statutory provision or order of court, shall have entered into possession of all or substantially all of the Trust Estate, all the Excepted Property described or referred to in Subdivisions A through G, inclusive, of "Excepted Property" in the Original Indenture then owned or thereafter acquired by the Company shall immediately, and, in the case of any Excepted Property described or referred to in Subdivisions H through J inclusive, of "Excepted Property" in the Original Indenture, upon demand of the Trustee or such other trustee or receiver, become subject to the lien of the Original Indenture to the extent permitted by law, and the Trustee or such other trustee or receiver may, to the extent permitted by law, at the same time likewise take possession thereof, and (ii) whenever all Events of Default shall have been cured and the possession of all or substantially all of the Trust Estate shall have been restored to the Company, such Excepted Property shall again be excepted and excluded from the lien of the Original Indenture to the extent and otherwise as hereinabove set forth and as set forth in the Original Indenture.

        The Company may, however, pursuant to Granting Clause Third of the Original Indenture, subject any Excepted Property to the lien of the Original Indenture, whereupon the same shall cease to be Excepted Property.

        TO HAVE AND TO HOLD all said property, rights, privileges and franchises of every kind and description, real, personal or mixed, hereby and hereafter (by Supplemental Indenture or otherwise) granted, bargained, sold, alienated, remised, released, conveyed, assigned, transferred, mortgaged, hypothecated, pledged, set over or confirmed as aforesaid, or intended, agreed or covenanted so to be, together with all the appurtenances thereto appertaining unto the Trustee and its successors and assigns forever.

        SUBJECT, HOWEVER, to (i) Permitted Encumbrances (as defined in Section
1.01 of the Original Indenture), (ii) to the extent permitted by Section 14.06 of the Original Indenture, as to property acquired since the date of execution of the Original Indenture, (a) any duly recorded or perfected prior mortgage or other lien that may exist thereon at the date of the acquisition thereof by the Company, and (b) purchase money mortgages created by the Company at the time of acquisition thereof, and (iii) defects of title to and encumbrances on property described in Article IV of the First Supplemental Indenture.

        BUT IN TRUST, NEVERTHELESS, with power of sale, for the equal and proportionate benefit and security of the Holders from time to time of all the Outstanding Secured Bonds without any priority of any such Bond over any other such Bond and for the enforcement of the payment of such Bonds in accordance with their terms.

        UPON CONDITION that, until the happening of an Event of Default (as defined in Section 1.01 of the Original Indenture) and subject to the provisions of Article Six of the Original Indenture, the Company shall be permitted to possess and use the Trust Estate, except cash, securities and other personal property deposited, or required to be deposited, with the Trustee and to explore for, mine, extract and dispose of coal, ore, gas, oil and other minerals, to harvest standing timber and to receive and use the rents, issues, profits, revenues and other income, products and proceeds of the Trust Estate.

        AND IT IS HEREBY COVENANTED AND DECLARED that all the Bonds are to be authenticated and delivered and the Trust Estate is to be held and applied by the Trustee, subject to the further covenants, conditions and trusts set forth in the Original Indenture, and the Company does hereby covenant and agree to and with the Trustee, for the equal and proportionate benefit of all Holders of the Bonds as follows:

                                    ARTICLE 1

                BONDS OF THE 1997 SERIES A AND CERTAIN PROVISIONS
                                RELATING THERETO


        SECTION 1.01

        (A) TERMS OF THE 1997 SERIES A BONDS. There be hereby established a series of Bonds, known as and entitled "First Mortgage Bonds, 1997 Series A" (hereinafter referred to as the "1997 Series A Bonds") and the form thereof shall be substantially as set forth in Section 1.01 (D). The aggregate principal amount of 1997 Series A Bonds which may be authenticated and delivered and Outstanding at any one time is limited to One Million Twenty Five Thousand and no/100 Dollars ($1,025,000). The Trustee is hereby appointed as Authenticating Agent for the 1997 Series A Bonds.

        The 1997 Series A Bonds shall be issuable in fully registered form without coupons and in denominations of $5,000 and integral multiples thereof. Each 1997 Series A Bond shall be dated the date of its issuance and delivery. The 1997 Series A Bonds shall bear interest from their date payable on June 1, 1998, and on each of June 1 and December 1 of each year thereafter at the rate of _____% per annum and shall mature, subject to prior redemption, on the later of (a) March 15, 1998, and (b) December 1, 2002, if, prior to March 15, 1998. the Company has received a final non-appealable order from the Federal Energy Regulatory Commission authorizing the Company's issuance to the Authority of its First Mortgage Bonds to mature on December 1, 2002, to secure payment of the Series 1997 Tax-Exempt Bonds.

        The 1997 Series A Bonds shall be issued to and registered in the name of the Authority and subsequently will be assigned by the Authority to the Bank of New York,. as trustee (the "Tax-Exempt Bond Trustee") pursuant to that certain Indenture of Trust, dated as of December 1, 1992, between the Authority and the Tax-Exempt Bond Trustee (as supplemental and amended by that certain First Supplemental Tax-Exempt Indenture of Trust, dated as of November 28, 1997 the "Tax-Exempt Indenture") and will secure the obligations of the Company under the Loan Agreement, as supplemented and amended by the First Supplemental Loan Agreement").

        The 1997 Series A Bonds shall be lettered "A". The principal and interest on the 1997 Series A Bonds shall be payable in lawful money of the United States of America to the registered owner of the 1997 Series A Bonds or its assignee in accordance with the provisions of the First Supplemental Loan Agreement by wire transfer or other method acceptable to such registered owner or its assignee in funds which will be immediately available on the applicable principal and/or Interest Payment Date or Redemption Date. Interest on the 1997 Series A Bonds shall be payable without presentation of the 1997 Series A Bonds for payment. Payment of the principal or Redemption Price of any 1997

Series A Bond shall be made by the Company to the Tax-Exempt Bond Trustee upon presentation and surrender of such Bond to the Trustee.

        The Regular Record Date referred to in Section 3.09 of the Original Indenture for the payment of interest on the 1997 Series A Bonds shall be the fifteenth day (whether or not a business day) of the calendar month next preceding such Interest Payment Date.

      (B) EXTRAORDINARY OPTIONAL REDEMPTION OF 1997 SERIES A BONDS.

               (i) The 1997 Series A Bonds are subject to extraordinary optional redemption by the Company in whole at any time at a Redemption Price equal to 100% of the principal amount of such 1997 Series A Bonds, together with accrued interest to the Redemption Date, upon the happening of any of the following events:

                      (a) Damage or destruction of the Facilities by fire or other casualty to such extent that, or loss of title to or use of substantially all of the Facilities as a result of the exercise of the power of eminent domain or failure of title which, in the opinion of both the Company (expressed in a certificate of an Officer of the Company) and an Engineer, both filed with the Trustee and the Tax-Exempt Bond Trustee and, that (1) the Facilities cannot be reasonably repaired, rebuilt or restored within a period of 12 months to their condition immediately preceding such damage or destruction, or (2) the Company is prevented from carrying on its normal operations at the Facilities for a period of 12 months; or

                      (b) A change in the Constitution of Virginia or of the United States of America or a legislative or administrative action (whether local, state or Federal) or a final decree, judgment or order of any court or administrative body (whether local, state or Federal) contested by the Company in good faith which causes (1) the First Supplemental Loan Agreement or the 1997 Series A Bonds to become void or unenforceable or their performance in accordance with the intent and purpose of the parties as expressed therein to be impossible or (2) unreasonable burdens or excessive liabilities to be imposed on the Authority or the Company.

               (ii) The 1997 Series A Bonds are subject to extraordinary optional redemption by the Company in part on any Interest Payment Date at a Redemption Price equal to 100% of the principal amount of the 1997 Series A Bonds to be redeemed, together with accrued interest to the Redemption Date in the event of (i) damage or destruction to any part of the Facilities by fire or other casualty or (ii) loss of title to any part of the Facilities as a result of the exercise of eminent domain or failure of title, but only upon receipt by the Trustee and the Tax-Exempt Bond Trustee of the following:

                      (a) A certificate of an Officer of the Company stating that there has been either (x) damage or destruction of the Facilities by fire or other casualty or (y) loss of title to any part of the Facilities as a result of the exercise of eminent domain or failure of title and that it is not in the best interest of the Company to rebuild such portion of the Facilities; and

                      (b) An Opinion of Counsel stating that the use of the condemnation award or insurance proceeds resulting from such casualty or loss of title, for purposes other than (x) rebuilding, restoring or repairing the Facilities, or (y) redeeming the Series 1997 Tax-Exempt Bonds would cause the interest paid or payable on the Series 1997 Tax-Exempt Bonds (other than interest paid to any "substantial user" of the Facilities or "related person" as those terms are defined in Section 147(a) of the Internal Revenue Code of 1986, as amended (the "Code")) to be includable in the gross income of a holder of Series 1997 Tax-Exempt Bonds for Federal income tax purposes under the Code (or for Virginia state income tax purposes).

               (iii) To exercise its option to redeem the 1997 Series A Bonds, in whole under subsection (B)(i), above, or in part under subsection (B)(ii), above, the Company shall comply with the provisions of Article Seven of the Original Indenture, if applicable, and shall within 120 days after the event permitting its exercise, file the required documentation with the Trustee and the Tax-Exempt Bond Trustee and specify a date not more than 60 days thereafter for making such payments.

        (C) MANDATORY REDEMPTION OF THE 1997 SERIES A BONDS. The 1997 Series A Bonds are subject to mandatory redemption in whole as promptly as possible, but no later than 180 days after the occurrence of any Determination of Taxability, at a Redemption Price equal to 100% of the principal amount of the 1997 Series A Bonds to be redeemed plus interest accrued to the Redemption Date. For purposes of this paragraph, "Determination of Taxability" shall mean (i) any enactment or amendment of any applicable statute or regulation, or (ii) a final decree or judgment of any federal court, a final determination by the United States Internal Revenue Service or a final judgment or determination by any court or agency of the Commonwealth of Virginia, with the effect that interest paid or payable on the Series 1997 Tax-Exempt Bonds (other than interest paid to any "substantial user" of the Facilities or "related person" as those terms are defined in Section 147(a) of the Code) is or was includable in the gross income of a Series 1997 Tax-Exempt Bondholder for Federal income tax purposes under the Code (or for Virginia state income tax purposes). A Determination of Taxability does not include any tax upon interest payable on exempt facility bonds under
Section 142 of the Code and other statutes and regulations in effect on the date of issuance of the Series 1997 Tax-Exempt Bonds and does not include any change in tax rates. A Determination of Taxability will be deemed to have occurred on the date on which the Tax-Exempt Bond Trustee is first notified in writing of any such enactment, amendment, judgment, decree or determination.

        (D) FORM OF 1997 SERIES A BONDS. The 1997 Series A Bonds and the Trustee's authentication certificate to be executed on the Bonds of said series shall be substantially in the following form, with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by the Original Indenture, and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may be required to comply with the rules of any securities exchange or as may, consistently herewith, be determined by the Officers executing such Bonds, as evidenced by their execution of such Bonds:


                               FORM OF 1997 SERIES A BONDS

           THIS FIRST MORTGAGE BOND, 1997 SERIES A, HAS NOT BEEN AND WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, OFFERED FOR SALE OR OTHERWISE TRANSFERRED WITHOUT REGISTRATION UNDER SUCH ACT OR IN RELIANCE UPON AN APPLICABLE EXEMPTION FROM REGISTRATION UNDER SUCH ACT.

                            Old Dominion Electric Cooperative
                           First Mortgage Bond 1997 Series A,
              Due March 15, 1998 or December 1, 2002 (as described herein)


         No.                                     $
         -----------------

           Old Dominion Electric Cooperative, a Virginia power supply cooperative (herein called the "Company", which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to _____________, or registered assigns, the principal sum of ______________ Dollars on the later of (a) March 15, 1998 and (b) December 1, 2002, if, prior to March 15, 1998, the Company has received a final, non-appealable order from the Federal Energy Regulatory Commission authorizing the Company's issuance to the Authority (as defined herein) of its First Mortgage Bonds to mature on December 1, 2002, to secure payment of the Series 1997 Tax-Exempt Bonds (as defined herein), in which event the Noteholder and the Company shall execute an allonge to the Bond evidencing the extension of its maturity, and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) thereon from the date of this Bond or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually on June 1 and December 1 in each year, commencing June 1, 1998, at the rate of _______% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture (as defined herein), be paid to the Person in whose name this Bond is registered on the date of business on the Regular Record Date for such interest, which shall be the fifteenth day (whether or not a business day), of the calendar month next proceeding such Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Bond is registered at the close of business on a Special Record Date for the payment of such defaulted interest to be fixed by the Trustee, notice whereof shall be given to Holders of Bonds of this series not less than 10 days prior to such

Special Record Date, or may be paid at any time in any other lawful manner not inconsistent with the provisions of the Indenture and acceptable to the Holder hereof.

        If any principal of or premium, if any, or interest on this Bond is not paid when due (whether at maturity, upon acceleration or call for redemption or otherwise), then the overdue installments of principal and, to the extent permitted by law, interest shall bear interest until paid at the interest rate borne by this Bond.

        The principal of and premium, if any, and interest on this Bond shall be payable in lawful money of the United States of America to the registered owner hereof in accordance with the provisions of the Loan Agreement (as defined herein) by wire transfer or other method acceptable to such registered owner in funds which will be immediately available on the applicable principal and/or interest payment date or redemption date. Interest on this Bond shall be payable without presentation hereof. Payment of the principal and premium, if any, on this Bond shall be made by the Company to the holder hereof upon presentation and surrender of such Bond to Crestar Bank, Richmond, Virginia, as trustee ("Trustee") under the Indenture.

        This Bond is one of a duly authorized issue of Bonds of the Company designated as its "First Mortgage Bonds" (herein called the "Bonds") issued and to be issued in one or more series (which may have varying terms) under, and all equally and ratably secured by, an Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992 (herein called the "Indenture"), between the Company and the Trustee to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the description of the properties thereby mortgaged, pledged and assigned, the nature and extent of the security and the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Bonds and of the terms upon which the Bonds are, and are to be, authenticated and delivered. This Bond is issued pursuant to the Sixth Supplemental Indenture, dated as of November 15, 1997 ("Sixth Supplemental Indenture"), between the Company and the Trustee. The Bonds are being issued to refund the December 1, 1997, maturity of the Company's First Mortgage Bonds, 1992 Series C ("1992 Series C Bonds). The 1992 Series C Bonds were issued by the Company to repay a loan from the Industrial Development Authority of Halifax County, Virginia ("Authority") made to the Company from the proceeds of the Authority's $60,210,000 Exempt Facility Revenue Bonds (Old Dominion Electric Cooperative Project) Series 1992 ("1992 Tax-Exempt Bonds") for the purpose of acquiring, constructing and equipping certain solid waste and sewage disposal facilities ("Facilities") for the Company pursuant to the Loan Agreement, dated as of December 1, 1992 ("Loan Agreement"), between the Company and the Authority. The 1992 Tax-Exempt Bonds were issued pursuant to an Indenture of Trust, dated as of December 1, 1992 (as amended and supplemented "Tax-Exempt Indenture"), between the Authority and the Bank of New York, as trustee ("Tax-Exempt Bond Trustee"). Pursuant to a First Supplemental Loan Agreement, dated as of November 28, 1997 ("First Supplemental Loan Agreement"), between the Authority and the Company and the Tax-Exempt Indenture, the Authority has issued its Exempt Facility Refunding Revenue Bonds (Old Dominion Electric Cooperative Project), Series 1997 ("1997 Tax-

Exempt Bonds") in the aggregate principal amount of $1,025,000, under that certain First Supplemental Tax-Exempt Indenture, dated as of November 28, 1997 ("First Supplemental Tax-Exempt Indenture"), between the Authority and the Tax-Exempt Trustee.

        If at any time the amount held by the Tax-Exempt Bond Trustee in the Bond Fund, as defined in the Tax-Exempt Indenture, should be sufficient to pay at the times required the principal of, and premium, if any, and interest on the 1997 Tax-Exempt Bonds then remaining unpaid and to pay all fees and expenses of the Tax-Exempt Bond Trustee accrued and to accrue through final payment of the 1997 Tax-Exempt Bonds, the Company shall not be obligated to make any further payments hereunder, except to the extent losses may be incurred in connection with investment of moneys in the Bond Fund.

        The Authority, by the execution of the First Supplemental Tax-Exempt Indenture and the assignment form at the foot of this Bond ("Assignment"), is assigning this Bond and the payments thereon to the Tax-Exempt Trustee, acting pursuant to the First Supplemental Tax-Exempt Indenture, as security for the 1997 Tax-Exempt Bonds. Payments of principal of, and premium, if any, and interest on this Bond shall be made directly to the Tax-Exempt Bond Trustee for the account of the Authority pursuant to such assignment and applied only to the principal of, and premium, if any, and interest on the 1997 Tax-Exempt Bonds. All obligations of the Company hereunder shall terminate when all sums due and to become due pursuant to the First Supplemental Tax-Exempt Indenture, this Bond, the First Supplemental Loan Agreement and the 1997 Tax-Exempt Bonds have been paid or provided for in full.

        The Bond is subject to extraordinary optional redemption by the Company in whole at any time at a Redemption Price equal to 100% of the principal amount of such Bonds, together with accrued interest to the Redemption Date, upon the happening of any of the following events:

                      (a) Damage or destruction of the Facilities by fire or other casualty to such extent that, or loss of title to or use of substantially all of the Facilities as a result of the exercise of the power of eminent domain or failure of title which, in the opinion of both the Company (expressed in a certificate of an Officer of the Company) and an Engineer, both filed with the Trustee and the Tax-Exempt Bond Trustee, (1) the Facilities cannot be reasonably repaired, rebuilt or restored within a period of 12 months to their condition immediately preceding such damage or destruction, or (2) the Company is prevented from carrying on its normal operations at the Facilities for a period of 12 months; or

                      (b) A change in the Constitution of Virginia or of the United States of America or a legislative or administrative action (whether local, state or Federal) or a final decree, judgment or order of any court or administrative body (whether local, state or Federal) contested by the Company in good faith which causes (1) the First Supplemental Loan Agreement or the 1997 Tax-Exempt Bonds to become void or unenforceable or their performance in accordance with the intent and purpose of the parties as expressed therein to be impossible or (2) unreasonable burdens or excessive liabilities to be imposed on the Authority or the Company.

        The Bond is subject to extraordinary optional redemption by the Company in part on any Interest Payment Date at a Redemption Price equal to 100% of the principal amount of the Bonds to be redeemed, together with accrued interest to the Redemption Date in the event of (i) damage or destruction to any part of the Facilities by fire or other casualty or (ii) loss of title to any part of the Facilities as a result of the exercise of eminent domain or failure of title, but only upon receipt by the Trustee and the Tax-Exempt Bond Trustee of the following:

        (A) A certificate of an Officer of the Company stating that there has been either (x) damage or destruction of the Facilities by fire or other casualty or (y) loss of title to any part of the Facilities as a result of the exercise of eminent domain or failure of title and that it is not in the best interests of the Company to rebuild such portion of the Facilities; and

        (B) An opinion of counsel stating that the use of the condemnation award or insurance proceeds resulting from such casualty or loss of title, for purposes other than (x) rebuilding, restoring or repairing the Facilities, or
(y) redeeming the 1997 Tax-Exempt Bonds would cause the interest paid or payable on the 1997 Tax-Exempt Bonds (other than interest paid to any "substantial user" of the Facilities or "related person" as those terms are defined in Section 147(a) of the Internal Revenue Code of 1986, as amended, (the "Code")) to be includable in the gross income of a holder of the 1997 Tax-Exempt Bonds for federal income tax purposes under the Code (or for Virginia state income tax purposes).

        To exercise such right of extraordinary redemption in whole or in part, the Company shall comply with the provisions of Article Seven of the Indenture, if applicable, and shall within 120 days after the event permitting its exercise, file the required documentation with the Trustee and the Tax-Exempt Bond Trustee and specify a date not more than 60 days thereafter for making such payments.

        The Bonds are subject to mandatory redemption in whole as promptly as possible, but not later than 180 days after the occurrence of any Determination of Taxability (as defined in the Tax-Exempt Indenture) at a Redemption Price equal to 100% of the principal amount of the Bonds to be redeemed plus interest accrued to the Redemption Date.

        If the Bond is called for redemption, the Company has covenanted to cause notice of the call for redemption to be given to each Holder of the Bond to be redeemed at such Holder's address as the same shall last appear upon the Bond Register, by first class mail at least 35 and no more than 60 days prior to the Redemption Date.

        If an Event of Default with respect to the Bond shall occur and be continuing, the principal of the Bond may be declared due and payable in the manner and with the effect provided in the Indenture.

        The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of Bonds under the Indenture at any time by the Company with the consent of the Holders of a majority in aggregate principal amount of Bonds of all series at the time outstanding affected by such modification. The Indenture also contains provisions permitting the Holders of a majority in principal amount of Bonds at the time outstanding, on behalf of the Holders of all Bonds to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Bond shall be conclusive and binding upon such Holder and upon all future Holders of this Bond and of any Bond issued upon the registration of transfer hereof or in exchange hereof or in lieu hereof, whether or not notation of such consent or waiver is made upon this Bond.

        No reference herein to the Indenture and no provision of this Bond or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and premium, if any, and interest on this Bond at the times, places and rates, and in the coin or currency herein prescribed.

        As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Bond is registrable in the Bond Register, upon surrender of this Bond for registration of transfer at the office or agency maintained by the Bond Registrar in Richmond, Virginia, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Bond Registrar duly executed by the holder hereof or his attorney duly authorized in writing, and thereupon one or more new Bonds of this series or authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

        The Bonds of this series are issuable only in registered form without coupons in denominations of $5,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, Bonds of this series are exchangeable for a like aggregate principal amount of Bonds of this series of a different authorized denomination, but of the same maturity, as requested by the Holder surrendering the same.

        No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

        Prior to due presentment of this Bond for registration of transfer and subject to the Assignment, the Company, the Trustee and any agent of the Company or the Trustee may treat the person in whose name this Bond is registered as the owner hereof for all purposes, whether or not this Bond be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary.

           Unless the context suggest otherwise, all capitalized terms used herein and not otherwise defined shall have the same meaning assigned to them in the Indenture.

           IN witness thereof, the Company has caused this Bond to be duly executed.

           Dated:   ______________________

                                      OLD DOMINION ELECTRIC
                                         COOPERATIVE

                                      By:   _________________________
                                             Authorized Officer

                              CERTIFICATE OF AUTHENTICATION

           This is one of the Bonds of the series designated therein referred to in the within-mentioned Indenture.

                                      CRESTAR BANK, a Virginia
                                         corporation, as Trustee

                                      By:   ________________________
                                             Authorized Signatory

                                   ASSIGNMENT


          The Industrial Development Authority of Halifax County, Virginia (the "Authority"), hereby irrevocably assigns without recourse the foregoing Bond to the Bank of New York, New York, New York (the "Tax-Exempt Bond Trustee"), as trustee, acting pursuant to a First Supplemental Indenture of Trust dated as of November 28, 1997 (the "First Supplemental Tax-Exempt Indenture"), between the Authority and the Tax-Exempt Bond Trustee and hereby directs the Company, as the issuer of this Bond, to make all payments of principal of, premium and interest thereon directly to the Tax-Exempt Bond Trustee at its principal office in New York, New York, or at such other place as the Tax-Exempt Bond Trustee may direct in writing. Such assignment is made as security for the payment of the Authority's $1,025,000 Exempt Facility Refunding Revenue Bonds (Old Dominion Electric Cooperative Project), Series 1997, issued pursuant to the Tax-Exempt Indenture.


                                      INDUSTRIAL DEVELOPMENT AUTHORITY OF
                                      HALIFAX COUNTY, VIRGINIA


                                      By:   ____________________________________
                                            Chairman

                                   ARTICLE II

            PRINCIPAL AMOUNT PRESENTLY OUTSTANDING TO BE OUTSTANDING

        SECTION 2.01 PRINCIPAL AMOUNT PRESENTLY TO BE OUTSTANDING. The total aggregate principal amount of Bonds of the Company issued and outstanding and presently to be issued and outstanding under the provisions of and secured by the Indenture will be Eight Hundred Forty-Nine Million, Two Hundred Eighty-Five Thousand, Nine Hundred Thirty-Seven Dollars ($849,285,937), namely Four Hundred Twenty-Nine Million, Eight Hundred Sixty-Eight Thousand Dollars ($429,868,000) principal amount of First Mortgage Bonds, 1992 Series A, Sixty Million, Two Hundred Ten Thousand Dollars ($60,210,000) principal amount of First Mortgage Bonds, 1992 Series C, Two Hundred Forty-Nine Million Dollars ($249,000,000) principal amount of First Mortgage Bonds, 1993 Series A, One Hundred Nine Million, One Hundred Eighty-Two Thousand, Nine Hundred Thirty-Seven Dollars ($109,182,937) principal amount of First Mortgage Bonds, 1996 Series B, now issued and outstanding and One Million Twenty-Five Thousand Dollars ($1,025,000) principal amount of 1997 Series A Bonds to be issued pursuant to this Sixth Supplemental Indenture upon compliance by the Company with the provisions of
Section 5.01 and 5.02 and/or 5.03 and/or 5.04 of the Original Indenture.

                                   ARTICLE III

                                  MISCELLANEOUS

        SECTION 3.01. This Sixth Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture, and shall form a part thereof, and the Original Indenture, as heretofore supplemented and as hereby supplemented and modified, is hereby confirmed. Except to the extent inconsistent with the express terms hereof, all of the provisions, terms, covenants and conditions of the Original Indenture shall be applicable to the 1997 Series A Bonds to the same extent as if specifically set forth herein. All capitalized terms used in this Second Supplemental Indenture shall be taken to have the same meanings as in the Original Indenture, except in cases where the context clearly indicates otherwise.

        SECTION 3.02. All recitals in this Sixth Supplemental Indenture are made by the Company only and not by the Trustee; and all of the provisions contained in the Original Indenture, in respect of the rights, privileges, immunities, powers and duties of the Trustee shall be applicable in respect hereof as fully and with like effect as if set forth herein in full.

        SECTION 3.03. Whenever in this Sixth Supplemental Indenture any of the parties hereto is named or referred to, this shall, subject to the provisions of Articles Ten and Twelve of the Original Indenture, be deemed to include the successors and assigns of such party, and all the covenants and agreements in this Sixth Supplemental Indenture contained by or an behalf of the Company, or by or on behalf of the Trustee shall, subject as aforesaid, bind and inure to the respective benefits of the respective successors and assigns of such parties, whether so expressed or not.

        SECTION 3.04. Nothing in this Sixth Supplemental Indenture, expressed or implied, is intended, or shall be construed, to confer upon, or to give to, any person, firm or corporation, other than the parties hereto and the Holders of the Outstanding Bonds, any right, remedy or claim under or by reason of this Sixth Supplemental Indenture or any covenant, condition, stipulation, promise or agreement hereof, and all the covenants, conditions, stipulations, promises and agreements in this Second Supplemental Indenture contained by or on behalf of the Company shall be for the sole and exclusive benefit of the parties hereto, and of the Holders of Outstanding Bonds.

        SECTION 3.05. This Sixth Supplemental Indenture may be executed in several counterparts, each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts, or as many of them as the Company and the Trustee shall preserve undestroyed, shall together constitute but one and the same instrument.

        SECTION 3.06. Although this Sixth Supplemental Indenture is dated for convenience and for the purpose of reference as of November 28, 1997, the actual date or dates of execution by the Company and by the Trustee are as indicated by their respective acknowledgments hereto annexed.

        SECTION 3.07. To the extent permitted by applicable law, this Sixth Supplemental Indenture shall be deemed to be a Security Agreement and Financing Statement whereby the Company grants to the Trustee a security interest in all of the Trust Estate that is personal property or fixtures under the Uniform Commercial Code, as adopted or hereafter adopted in one or more of the states in which any part of the properties of the Company are situated. The mailing address of the Company, as debtor, is Innsbrook Corporate Center, 4201 Dominion Boulevard, Glen Allen, Virginia 23060, and the mailing address of the Trustee, as secured party, is Crestar Bank, 919 East Main Street, Richmond, Virginia 23219.

           IN WITNESS WHEREOF, the parties hereto have caused this Sixth Supplemental Indenture to be duly executed as of the day and year first above written.





Company:                            OLD DOMINION ELECTRIC COOPERATIVE
Innsbrook Corporate Center
4201 Dominion Boulevard
Glen Allen, Virginia 23060
                                    By:    ____________________________
                                           Name:  Daniel M. Walker
                                           Title: Vice President of
                                                  Accounting and Finance



Trustee:                                    CRESTAR BANK
919 East Main Street
Corporate Trust Department
Richmond, Virginia 23219
                                    By:   ____________________________
                                          Name:  Sarah A. McMahon
                                          Title: Vice President

                                 ACKNOWLEDGMENT

COMMONWEALTH OF VIRGINIA                         )
                                                 )
CITY/COUNTY OF_____________________              )


     The foregoing instrument was acknowledged before me this _____ day of November, 1997, by Daniel M. Walker, the Vice President of Old Dominion Electric Cooperative, a Virginia power supply cooperative.



                                      ------------------------------------
                                      Notary Public

My Commission expires:  _____________________


                                 ACKNOWLEDGMENT



COMMONWEALTH OF VIRGINIA                         )
                                                 )
CITY/COUNTY OF_____________________              )


     The foregoing instrument was acknowledged before me this _____ day of November, 1997, by Sarah A. McMahon, the Vice President of Crestar Bank, a Virginia banking corporation, on behalf of the Bank.



                                      ------------------------------------
                                      Notary Public

My Commission expires:  _____________________

         THIS INSTRUMENT GRANTS A SECURITY INTEREST BY A PUBLIC UTILITY
           THIS INSTRUMENT CONTAINS AFTER-ACQUIRED PROPERTY PROVISIONS

   --------------------------------------------------------------------------



                       OLD DOMINION ELECTRIC COOPERATIVE,
                                     GRANTOR
                                       TO
                                  CRESTAR BANK,
                                     TRUSTEE

                            ------------------------

                         SEVENTH SUPPLEMENTAL INDENTURE
                          DATED AS OF NOVEMBER 1, 1998


                             ----------------------


           SUPPLEMENTAL TO THE INDENTURE OF MORTGAGE AND DEED OF TRUST
                             DATED AS OF MAY 1, 1992


     ----------------------------------------------------------------------


                  A MORTGAGE OF BOTH REAL AND PERSONAL PROPERTY


    THIS INSTRUMENT IS EXEMPT FROM RECORDATION TAX PURSUANT TO VIRGINIA CODE
SECTION 58.1-803.D. RECORDATION TAX HAS BEEN PAID IN THE OFFICE OF THE CLERK OF THE CIRCUIT COURT FOR HALIFAX COUNTY, VIRGINIA ON A SECOND SUPPLEMENTAL
                 INDENTURE RECORDED IN DEED BOOK ___, PAGE ___

                         SEVENTH SUPPLEMENTAL INDENTURE

                            -------------------------


               THIS SEVENTH SUPPLEMENTAL INDENTURE, dated as of November 1, 1998 (the "Seventh Supplemental Indenture"), between OLD DOMINION ELECTRIC COOPERATIVE, a Virginia power supply cooperative (the "Company"), whose mailing address and address of its chief executive office is Innsbrook Corporate Center, 4201 Dominion Boulevard, Glen Allen, Virginia 23060, and CRESTAR BANK, a Virginia banking corporation, as trustee (the "Trustee"), having its principal corporate trust office at 919 East Main Street, Corporate Trust Department, Richmond, Virginia 23219.

        WHEREAS, the Company has heretofore executed and delivered an Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992 (herein sometimes called the "Original Indenture"), to secure, as provided therein, its bonds (in the Original Indenture and herein called the "Bonds"), to be designated generally as its "First Mortgage Bonds", and to be issued in one or more series as provided in the Original Indenture; and

        WHEREAS, the Original Indenture was recorded among the land records in the counties of Halifax, Louisa, Spotsylvania and Orange, Virginia, and a UCC Form 1 concerning the Original Indenture was recorded among the financing statement records at the Virginia State Corporation Commission and the Counties of Henrico, Halifax, Louisa, Spotsylvania and Orange; and

        WHEREAS, the Company has heretofore executed and delivered a First Supplemental Indenture, dated as of August 1, 1992 (hereinafter the "First Supplemental Indenture"), its Second Supplemental Indenture dated as of December 1, 1992 (hereinafter called the "Second Supplemental Indenture"), its Third Supplemental Indenture, dated as of May 1, 1993 (hereinafter called the "Third Supplemental Indenture"), its Fourth Supplemental Indenture, dated as of December 15, 1994 (hereinafter called the "Fourth Supplemental Indenture"), its Fifth Supplemental Indenture, dated as of February 29, 1996 (hereinafter called the "Fifth Supplemental Indenture") and its Sixth Supplemental Indenture, dated as of November 28, 1997, (hereinafter called the "Sixth Supplemental Indenture"), supplementing the Original Indenture, each of which, with the exception of the Fourth Supplemental Indenture, provided for the creation of a new series of Bonds which subjected, or intended to subject, to the lien of the Original Indenture certain property described therein and was recorded among the land records for the counties of Halifax, Louisa, Spotsylvania and Orange, Virginia and among the financing statement records at the Virginia State Corporation Commission and the Counties of Henrico, Halifax, Louisa, Spotsylvania and Orange, Virginia, which recording offices will include the recording offices in which this Sixth Supplemental Indenture will be recorded; and

        WHEREAS, pursuant to the Original Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fifth Supplemental Indenture, and the Sixth Supplemental Indenture there have been executed, authenticated, delivered and issued and there are now outstanding First Mortgage Bonds of the series and in the principal amount as follows:



                                             Principal            Principal
                                                Amount               Amount
           Series                               Issued          Outstanding
           ------                               ------          -----------

7.27% First Mortgage                       $50,000,000          $16,668,000
Bonds, 1992 Series A,
Due December 1, 1997

7.97% First Mortgage                       l50,000,000          142,000,000
Bonds, 1992 Series A,
Due December 1, 2002

8.76% First Mortgage                       350,000,000          271,200,000
Bonds, 1992 Series A,
Due December 1, 2022

First Mortgage Bonds,                        1,203,638                    0
1992 Series B, Due
September 15, 1992

First Mortgage Bonds,                        1,203,637                    0
1992 Series B, Due
December 15, 1992

First Mortgage Bonds,                        1,203,637                    0
1992 Series B, Due
March 15, 1993

First Mortgage Bonds,                        1,203,638                    0
1992 Series B, Due
June 15, 1993

First Mortgage Bonds,                        l,203,638                    0
1992 Series B, Due
September 15, 1993

First Mortgage Bonds,                        1,203,637                    0

1992 Series B, Due
December 15, 1993

First Mortgage Bonds,                          392,375                    0
1992 Series B, Due
March 15, 1994

First Mortgage Bonds                           392,376                    0
1992 Series B, Due
June 15, 1994

First Mortgage Bonds                           392,376                    0
1992 Series B, Due
September 15, 1994

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
December 15, 1994

First Mortgage Bonds                           392,375                    0
1992 Series B, Due
March 15, 1995

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
June 15, 1995

First Mortgage Bonds                           392,376                    0
1992 Series B, Due
September 15, 1995

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
December 15, 1995

First Mortgage Bonds,                          392,375                    0
1992 Series B, Due
March 15, 1996

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
June 15, 1996

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
September 15, 1996

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
December 15,1996

5.20% First Mortgage                         1,075,000             1,075,000
Bonds, 1992 Series C,
Due December 1, 1998

5.40% First Mortgage                         1,130,000             1,130,000
Bonds, 1992 Series C,
Due December 1, 1999

5.50% First Mortgage                         1,190,000             1,190,000
Bonds, 1992 Series C,
Due December 1, 2000

4.90% First Mortgage                         1,025,000             1,025,000
Bonds, 1997 Series A,
Due December 1, 2001

5.70% First Mortgage                         1,255,000             1,255,000
Bonds, 1992 Series C,
Due December 1, 2001

5.90% First Mortgage                         1,330,000             1,330,000
Bonds, 1992 Series C,
Due December 1, 2002

6.00% First Mortgage                         1,405,000             1,405,000
Bonds, 1992 Series C,
Due December 1, 2003

6.10% First Mortgage                         1,495,000             1,495,000
Bonds, 1992 Series C,
Due December 1, 2004

6.35% First Mortgage                         5,060,000             5,060,000
Bonds, 1992 Series C,
Due December 1, 2007

6.50% First Mortgage                        10,845,000            10,845,000
Bonds, 1992 Series C,
Due December 1, 2012

6.00% First Mortgage                        34,400,000            34,400,000
Bonds, 1992 Series C,
Due December 1, 2022

7.48% First Mortgage                       130,000,000           129,000,000
Bonds, 1993 Series A,
Due December 1, 2013

7.78% First Mortgage                       120,000,000           120,000,000
Bonds, 1993 Series A,
Due December 1, 2023

First Mortgage Bonds                        25,565,962                     0
1996 Series A, Due
February 28, 1997

First Mortgage Bonds                           581,032               581,032
1996 Series B, Due
January 5, 1998

First Mortgage Bonds                        10,649,541            10,649,541
1996 Series B, Due
April 15, 2018

First Mortgage Bonds                        32,650,788            32,650,788
1996 Series B, Due
June 15, 2018

First Mortgage Bonds                        32,650,788            32,650,788
1996 Series B, Due
September 15, 2018

First Mortgage Bonds                        32,650,788            32,650,788
1996 Series B, Due
December 15, 2018

        WHEREAS, in connection with the construction of a two-unit, coal-fired electric generating facility (the "Project") in Halifax County, Virginia (in which the Company has an undivided 50% interest), the Company installed certain solid waste disposal and sewerage facilities (the "Facilities"). Pursuant to a loan agreement dated as of December

1, 1992 (the "Loan Agreement"), between the Company and the Industrial Development Authority of Halifax County, Virginia (the "Authority"), the Authority assisted the Company with the financing of the Facilities by issuing its Exempt Facility Revenue Bonds (Old Dominion Electric Cooperative Project), Series 1992, in an aggregate principal amount of $60,210,000.00 (the "Series 1992 Tax-Exempt Bonds"). The Company's obligation to repay the loan from the Authority is evidenced by a new series of Bonds designated First Mortgage Bonds, 1992 Series C (the "1992 Series C Bonds"); and

        WHEREAS, pursuant to a Second Supplemental Loan Agreement dated as of November 18, 1998 (the "Second Supplemental Loan Agreement"), between the Authority and the Company, the Authority has agreed to issue a new series of refunding revenue bonds in an aggregate principal amount of $1,075,000 (the "Series 1998 Tax-Exempt Bonds") to refund the December 1, 1998, maturity of the Series 1992 Tax-Exempt Bonds. The Company's obligation to repay the loan from the Authority in connection with the Series 1998 Tax-Exempt Bonds shall be evidenced by a new series of Bonds to be designated First Mortgage Bonds, 1998 Series A (the "1998 Series A Bonds"), which will replace and refund the December 1, 1998, maturity of the 1992 Series C Bonds.

        WHEREAS, the Board of Directors of the Company has established the 1998 Series A Bonds and the Board of Directors of the Company has authorized an issue of One Million Seventy-Five Thousand and no/100 Dollars ($1,075,000) principal amount thereof, and the Company has complied or will comply with all provisions required to issue Additional Bonds provided for in the Original Indenture; and

        WHEREAS, the Company desires to execute and deliver this Seventh Supplemental Indenture, in accordance with the provisions of the Original Indenture, for the purposes, among others, of (i) providing for the creation of a new series of Bonds, designating the series to be created and specifying the form and provisions of the Bonds of such series (the Original Indenture, as heretofore and hereby supplemented and modified, being herein sometimes called the "Indenture"), and (ii) modifying the terms, provisions, restrictions or conditions of the Original Indenture; and

        WHEREAS, Section 13.01 of the Original Indenture provides that, without the consent of the Holders of any of the Bonds at the time Outstanding, the Company, when authorized by a Board Resolution and the Trustee, may enter into supplemental indentures for the purposes and subject to the conditions set forth in said Section 13.01; and

        WHEREAS, the Company proposes to modify the Original Indenture as provided in Section 13.01; and

        WHEREAS, all acts and proceedings required by law and by the Articles of Incorporation and Bylaws of the Company necessary to secure the payment of the principal of (and premium, if any) and interest on the 1998 Series A Bonds, to make the 1998 Series A Bonds to be issued hereunder, when executed by the Company, authenticated and delivered by the Trustee and duly issued, the valid, binding and legal obligations of the

Company, and to constitute the Indenture a valid and binding mortgage for the security of all of the Bonds, in accordance with its and their terms, have been done and taken; and the execution and delivery of this Seventh Supplemental Indenture has been in all respects duly authorized;

        NOW, THEREFORE, THIS SEVENTH SUPPLEMENTAL INDENTURE WITNESSETH, that, to secure the payment of the principal of (and premium, if any) and interest on the Outstanding Secured Bonds, to confirm the lien of the Original Indenture upon the Trust Estate mentioned therein including all property purchased, constructed or otherwise acquired by the Company since the date of execution of the Original Indenture, to secure performance of the covenants therein and herein contained, to declare the terms and conditions on which the Outstanding Secured Bonds are secured, and in consideration of the premises thereof and hereof and to modify the Original Indenture, the Company by these presents does grant, bargain, sell, alienate, remiss, release, convey, assign, transfer, mortgage, hypothecate, pledge, set over and confirm to the Trustee, in trust, all property, rights, privileges and franchises (other than Excepted Property) of the Company of the character described in the Granting Clauses of the Original Indenture, including all such property, rights, privileges and franchises acquired since the date of execution of the Original Indenture, including, without limitation, all of those fee and leasehold interests in real property, if any, which may hereafter be constructed or acquired by it, but subject to all exceptions, reservations and matters of the character therein referred to, and expressly excepting and excluding from the lien and operation of the Indenture all properties of the character specifically excepted by Subdivisions A through K of "Excepted Property" in the Original Indenture to the extent contemplated thereby, and all property heretofore released or otherwise disposed of pursuant to the provisions of the Original Indenture.

        PROVIDED, HOWEVER, that (i) if, upon the occurrence of an Event of Default, the Trustee, or any separate trustee or co-trustee appointed under
Section 10.14 of the Original Indenture or any receiver appointed pursuant to statutory provision or order of court, shall have entered into possession of all or substantially all of the Trust Estate, all the Excepted Property described or referred to in Subdivisions A through G, inclusive, of "Excepted Property" in the Original Indenture then owned or thereafter acquired by the Company shall immediately, and, in the case of any Excepted Property described or referred to in Subdivisions H through J inclusive, of "Excepted Property" in the Original Indenture, upon demand of the Trustee or such other trustee or receiver, become subject to the lien of the Original Indenture to the extent permitted by law, and the Trustee or such other trustee or receiver may, to the extent permitted by law, at the same time likewise take possession thereof, and (ii) whenever all Events of Default shall have been cured and the possession of all or substantially all of the Trust Estate shall have been restored to the Company, such Excepted Property shall again be excepted and excluded from the lien of the Original Indenture to the extent and otherwise as hereinabove set forth and as set forth in the Original Indenture.

        The Company may, however, pursuant to Granting Clause Third of the Original Indenture, subject any Excepted Property to the lien of the Original Indenture, whereupon the same shall cease to be Excepted Property.

        TO HAVE AND TO HOLD all said property, rights, privileges and franchises of every kind and description, real, personal or mixed, hereby and hereafter (by Supplemental Indenture or otherwise) granted, bargained, sold, alienated, remised, released, conveyed, assigned, transferred, mortgaged, hypothecated, pledged, set over or confirmed as aforesaid, or intended, agreed or covenanted so to be, together with all the appurtenances thereto appertaining unto the Trustee and its successors and assigns forever.

        SUBJECT, HOWEVER, to (i) Permitted Encumbrances (as defined in Section
1.01 of the Original Indenture), (ii) to the extent permitted by Section 14.06 of the Original Indenture, as to property acquired since the date of execution of the Original Indenture, (a) any duly recorded or perfected prior mortgage or other lien that may exist thereon at the date of the acquisition thereof by the Company, and (b) purchase money mortgages created by the Company at the time of acquisition thereof, and (iii) defects of title to and encumbrances on property described in Article IV of the First Supplemental Indenture.

        BUT IN TRUST, NEVERTHELESS, with power of sale, for the equal and proportionate benefit and security of the Holders from time to time of all the Outstanding Secured Bonds without any priority of any such Bond over any other such Bond and for the enforcement of the payment of such Bonds in accordance with their terms.

        UPON CONDITION that, until the happening of an Event of Default (as defined in Section 1.01 of the Original Indenture) and subject to the provisions of Article Six of the Original Indenture, the Company shall be permitted to possess and use the Trust Estate, except cash, securities and other personal property deposited, or required to be deposited, with the Trustee and to explore for, mine, extract and dispose of coal, ore, gas, oil and other minerals, to harvest standing timber and to receive and use the rents, issues, profits, revenues and other income, products and proceeds of the Trust Estate.

        AND IT IS HEREBY COVENANTED AND DECLARED that all the Bonds are to be authenticated and delivered and the Trust Estate is to be held and applied by the Trustee, subject to the further covenants, conditions and trusts set forth in the Original Indenture, and the Company does hereby covenant and agree to and with the Trustee, for the equal and proportionate benefit of all Holders of the Bonds as follows:

                                    ARTICLE 1

       BONDS OF THE 1998 SERIES A AND CERTAIN PROVISIONS RELATING THERETO


        SECTION 1.01

        (A) TERMS OF THE 1998 SERIES A BONDS. There be hereby established a series of Bonds, known as and entitled "First Mortgage Bonds, 1998 Series A" (hereinafter referred to as the "1998 Series A Bonds") and the form thereof shall be substantially as set forth in Section 1.01 (D). The aggregate principal amount of 1998 Series A Bonds which may be authenticated and delivered and Outstanding at any one time is limited to One Million Seventy Five Thousand and no/100 Dollars ($1,075,000). The Trustee is hereby appointed as Authenticating Agent for the 1998 Series A Bonds.

        The 1998 Series A Bonds shall be issuable in fully registered form without coupons and in denominations of $5,000 and integral multiples thereof. Each 1998 Series A Bond shall be dated the date of its issuance and delivery. The 1998 Series A Bonds shall bear interest from their date payable on June 1, 1999, and on each of June 1 and December 1 of each year thereafter at the rate of 4.25% per annum and shall mature, subject to prior redemption, on December 1, 2002.

        The 1998 Series A Bonds shall be issued to and registered in the name of the Authority and subsequently will be assigned by the Authority to the Bank of New York,. as trustee (the "Tax-Exempt Bond Trustee") pursuant to that certain Indenture of Trust, dated as of December 1, 1992, between the Authority and the Tax-Exempt Bond Trustee (as supplemental and amended by that certain Second Supplemental Tax-Exempt Indenture of Trust, dated as of November 18, 1998 the "Tax-Exempt Indenture") and will secure the obligations of the Company under the Loan Agreement, as supplemented and amended by the Second Supplemental Loan Agreement").

        The 1998 Series A Bonds shall be lettered "A". The principal and interest on the 1998 Series A Bonds shall be payable in lawful money of the United States of America to the registered owner of the 1998 Series A Bonds or its assignee in accordance with the provisions of the Second Supplemental Loan Agreement by wire transfer or other method acceptable to such registered owner or its assignee in funds which will be immediately available on the applicable principal and/or Interest Payment Date or Redemption Date. Interest on the 1998 Series A Bonds shall be payable without presentation of the 1998 Series A Bonds for payment. Payment of the principal or Redemption Price of any 1998 Series A Bond shall be made by the Company to the Tax-Exempt Bond Trustee upon presentation and surrender of such Bond to the Trustee.

        The Regular Record Date referred to in Section 3.09 of the Original Indenture for the payment of interest on the 1998 Series A Bonds shall be the fifteenth day (whether or not a business day) of the calendar month next preceding such Interest Payment Date.

      (B) EXTRAORDINARY OPTIONAL REDEMPTION OF 1998 SERIES A BONDS.

               (i) The 1998 Series A Bonds are subject to extraordinary optional redemption by the Company in whole at any time at a Redemption Price equal to 100% of the principal amount of such 1998 Series A Bonds, together with accrued interest to the Redemption Date, upon the happening of any of the following events:

                      (a) Damage or destruction of the Facilities by fire or other casualty to such extent that, or loss of title to or use of substantially all of the Facilities as a result of the exercise of the power of eminent domain or failure of title which, in the opinion of both the Company (expressed in a certificate of an Officer of the Company) and an Engineer, both filed with the Trustee and the Tax-Exempt Bond Trustee and, that (1) the Facilities cannot be reasonably repaired, rebuilt or restored within a period of 12 months to their condition immediately preceding such damage or destruction, or (2) the Company is prevented from carrying on its normal operations at the Facilities for a period of 12 months; or

                      (b) A change in the Constitution of Virginia or of the United States of America or a legislative or administrative action (whether local, state or Federal) or a final decree, judgment or order of any court or administrative body (whether local, state or Federal) contested by the Company in good faith which causes (1) the Second Supplemental Loan Agreement or the 1998 Series A Bonds to become void or unenforceable or their performance in accordance with the intent and purpose of the parties as expressed therein to be impossible or (2) unreasonable burdens or excessive liabilities to be imposed on the Authority or the Company.

               (ii) The 1998 Series A Bonds are subject to extraordinary optional redemption by the Company in part on any Interest Payment Date at a Redemption Price equal to 100% of the principal amount of the 1998 Series A Bonds to be redeemed, together with accrued interest to the Redemption Date in the event of (i) damage or destruction to any part of the Facilities by fire or other casualty or (ii) loss of title to any part of the Facilities as a result of the exercise of eminent domain or failure of title, but only upon receipt by the Trustee and the Tax-Exempt Bond Trustee of the following:

                      (a) A certificate of an Officer of the Company stating that there has been either (x) damage or destruction of the Facilities by fire or other casualty or (y) loss of title to any part of the Facilities as a result of the exercise of eminent domain or failure of title and that it is not in the best interest of the Company to rebuild such portion of the Facilities; and

                      (b) An Opinion of Counsel stating that the use of the condemnation award or insurance proceeds resulting from such casualty or loss of title, for purposes other than (x) rebuilding, restoring or repairing the Facilities, or (y) redeeming the Series 1998 Tax-Exempt Bonds would cause the interest paid or payable on the Series 1998 Tax-Exempt Bonds (other than interest paid to any "substantial user" of the Facilities or "related person" as those terms are defined in Section 147(a) of the Internal Revenue Code of 1986, as amended (the "Code")) to be includable in the gross income of a holder of Series 1998 Tax-Exempt Bonds for Federal income tax purposes under the Code (or for Virginia state income tax purposes).

               (iii) To exercise its option to redeem the 1998 Series A Bonds, in whole under subsection (B)(i), above, or in part under subsection (B)(ii), above, the Company shall comply with the provisions of Article Seven of the Original Indenture, if applicable, and shall within 120 days after the event permitting its exercise, file the required documentation with the Trustee and the Tax-Exempt Bond Trustee and specify a date not more than 60 days thereafter for making such payments.

        (C) MANDATORY REDEMPTION OF THE 1998 SERIES A BONDS. The 1998 Series A Bonds are subject to mandatory redemption in whole as promptly as possible, but no later than 180 days after the occurrence of any Determination of Taxability, at a Redemption Price equal to 100% of the principal amount of the 1998 Series A Bonds to be redeemed plus interest accrued to the Redemption Date. For purposes of this paragraph, "Determination of Taxability" shall mean (i) any enactment or amendment of any applicable statute or regulation, or (ii) a final decree or judgment of any federal court, a final determination by the United States Internal Revenue Service or a final judgment or determination by any court or agency of the Commonwealth of Virginia, with the effect that interest paid or payable on the Series 1998 Tax-Exempt Bonds (other than interest paid to any "substantial user" of the Facilities or "related person" as those terms are defined in Section 147(a) of the Code) is or was includable in the gross income of a Series 1998 Tax-Exempt Bondholder for Federal income tax purposes under the Code (or for Virginia state income tax purposes). A Determination of Taxability does not include any tax upon interest payable on exempt facility bonds under
Section 142 of the Code and other statutes and regulations in effect on the date of issuance of the Series 1998 Tax-Exempt Bonds and does not include any change in tax rates. A Determination of Taxability will be deemed to have occurred on the date on which the Tax-Exempt Bond Trustee is first notified in writing of any such enactment, amendment, judgment, decree or determination.

        (D) FORM OF 1998 SERIES A BONDS. The 1998 Series A Bonds and the Trustee's authentication certificate to be executed on the Bonds of said series shall be substantially in the following form, with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by the Original Indenture, and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may be required to comply with the rules of any securities exchange or as may, consistently herewith, be determined by the Officers executing such Bonds, as evidenced by their execution of such Bonds:

                           FORM OF 1998 SERIES A BONDS

           THIS FIRST MORTGAGE BOND, 1998 SERIES A, HAS NOT BEEN AND WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, OFFERED FOR SALE OR OTHERWISE TRANSFERRED WITHOUT REGISTRATION UNDER SUCH ACT OR IN RELIANCE UPON AN APPLICABLE EXEMPTION FROM REGISTRATION UNDER SUCH ACT.

                        Old Dominion Electric Cooperative
                       First Mortgage Bond 1997 Series A,
                              Due December 1, 2002

         No.                                            $
         -----------------

           Old Dominion Electric Cooperative, a Virginia power supply cooperative (herein called the "Company", which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to _____________, or registered assigns, the principal sum of ______________ Dollars on December 1, 2002, and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) thereon from the date of this Bond or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually on June 1 and December 1 in each year, commencing June 1, 1999, at the rate of _______% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture (as defined herein), be paid to the Person in whose name this Bond is registered on the date of business on the Regular Record Date for such interest, which shall be the fifteenth day (whether or not a business day), of the calendar month next proceeding such Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Bond is registered at the close of business on a Special Record Date for the payment of such defaulted interest to be fixed by the Trustee, notice whereof shall be given to Holders of Bonds of this series not less than 10 days prior to such Special Record Date, or may be paid at any time in any other lawful manner not inconsistent with the provisions of the Indenture and acceptable to the Holder hereof.

        If any principal of or premium, if any, or interest on this Bond is not paid when due (whether at maturity, upon acceleration or call for redemption or otherwise), then the overdue installments of principal and, to the extent permitted by law, interest shall bear interest until paid at the interest rate borne by this Bond.

        The principal of and premium, if any, and interest on this Bond shall be payable in lawful money of the United States of America to the registered owner hereof in accordance with the provisions of the Loan Agreement (as defined herein) by wire transfer or other method acceptable to such registered owner in funds which will be immediately available on the applicable principal and/or interest payment date or redemption date. Interest on this Bond shall be payable without presentation hereof. Payment of the principal and premium, if any, on this Bond shall be made by the Company to the holder hereof upon presentation and surrender of such Bond to Crestar Bank, Richmond, Virginia, as trustee ("Trustee") under the Indenture.

        This Bond is one of a duly authorized issue of Bonds of the Company designated as its "First Mortgage Bonds" (herein called the "Bonds") issued and to be issued in one or more series (which may have varying terms) under, and all equally and ratably secured by, an Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992 (herein called the "Indenture"), between the Company and the Trustee to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the description of the properties thereby mortgaged, pledged and assigned, the nature and extent of the security and the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Bonds and of the terms upon which the Bonds are, and are to be, authenticated and delivered. This Bond is issued pursuant to the Seventh Supplemental Indenture, dated as of November 1, 1998 ("Seventh Supplemental Indenture"), between the Company and the Trustee. The Bonds are being issued to refund the December 1, 1998, maturity of the Company's First Mortgage Bonds, 1992 Series C ("1992 Series C Bonds). The 1992 Series C Bonds were issued by the Company to repay a loan from the Industrial Development Authority of Halifax County, Virginia ("Authority") made to the Company from the proceeds of the Authority's $60,210,000 Exempt Facility Revenue Bonds (Old Dominion Electric Cooperative Project) Series 1992 ("1992 Tax-Exempt Bonds") for the purpose of acquiring, constructing and equipping certain solid waste and sewage disposal facilities ("Facilities") for the Company pursuant to the Loan Agreement, dated as of December 1, 1992 ("Loan Agreement"), between the Company and the Authority. The 1992 Tax-Exempt Bonds were issued pursuant to an Indenture of Trust, dated as of December 1, 1992 (as amended and supplemented "Tax-Exempt Indenture"), between the Authority and the Bank of New York, as trustee ("Tax-Exempt Bond Trustee"). Pursuant to a Second Supplemental Loan Agreement, dated as of November 18, 1998 ("Second Supplemental Loan Agreement"), between the Authority and the Company and the Tax-Exempt Indenture, the Authority has issued its Exempt Facility Refunding Revenue Bonds (Old Dominion Electric Cooperative Project), Series 1998 ("1998 Tax-Exempt Bonds") in the aggregate principal amount of $1,075,000, under that certain Second Supplemental Tax-Exempt Indenture, dated as of November 1, 1998 ("Second Supplemental Tax-Exempt Indenture"), between the Authority and the Tax-Exempt Trustee.

        If at any time the amount held by the Tax-Exempt Bond Trustee in the Bond Fund, as defined in the Tax-Exempt Indenture, should be sufficient to pay at the times required the principal of, and premium, if any, and interest on the 1998 Tax-Exempt Bonds then remaining unpaid and to pay all fees and expenses of the Tax-Exempt Bond Trustee accrued and to accrue through final payment of the 1998 Tax-Exempt Bonds, the Company shall not be obligated to make any further payments hereunder, except to the extent losses may be incurred in connection with investment of moneys in the Bond Fund.

        The Authority, by the execution of the Second Supplemental Tax-Exempt Indenture and the assignment form at the foot of this Bond ("Assignment"), is assigning this Bond and the payments thereon to the Tax-Exempt Trustee, acting pursuant to the First Supplemental Tax-Exempt Indenture, as security for the 1998 Tax-Exempt Bonds. Payments of principal of, and premium, if any, and interest on this Bond shall be made directly to the Tax-Exempt Bond Trustee for the account of the Authority pursuant to such assignment and applied only to the principal of, and premium, if any, and interest on the 1998 Tax-Exempt Bonds. All obligations of the Company hereunder shall terminate when all sums due and to become due pursuant to the Second Supplemental Tax-Exempt Indenture, this Bond, the Second Supplemental Loan Agreement and the 1998 Tax-Exempt Bonds have been paid or provided for in full.

        The Bond is subject to extraordinary optional redemption by the Company in whole at any time at a Redemption Price equal to 100% of the principal amount of such Bonds, together with accrued interest to the Redemption Date, upon the happening of any of the following events:

                      (a) Damage or destruction of the Facilities by fire or other casualty to such extent that, or loss of title to or use of substantially all of the Facilities as a result of the exercise of the power of eminent domain or failure of title which, in the opinion of both the Company (expressed in a certificate of an Officer of the Company) and an Engineer, both filed with the Trustee and the Tax-Exempt Bond Trustee, (1) the Facilities cannot be reasonably repaired, rebuilt or restored within a period of 12 months to their condition immediately preceding such damage or destruction, or (2) the Company is prevented from carrying on its normal operations at the Facilities for a period of 12 months; or

                      (b) A change in the Constitution of Virginia or of the United States of America or a legislative or administrative action (whether local, state or Federal) or a final decree, judgment or order of any court or administrative body (whether local, state or Federal) contested by the Company in good faith which causes (1) the Second Supplemental Loan Agreement or the 1998 Tax-Exempt Bonds to become void or unenforceable or their performance in accordance with the intent and purpose of the parties as expressed therein to be impossible or (2) unreasonable burdens or excessive liabilities to be imposed on the Authority or the Company.

        The Bond is subject to extraordinary optional redemption by the Company in part on any Interest Payment Date at a Redemption Price equal to 100% of the principal amount of the Bonds to be redeemed, together with accrued interest to the Redemption Date in the event of (i) damage or destruction to any part of the Facilities by fire or other casualty or (ii) loss of title to any part of the Facilities as a result of the exercise of eminent domain or failure of title, but only upon receipt by the Trustee and the Tax-Exempt Bond Trustee of the following:

        (A) A certificate of an Officer of the Company stating that there has been either (x) damage or destruction of the Facilities by fire or other casualty or (y) loss of title to any part of the Facilities as a result of the exercise of eminent domain or failure of title and that it is not in the best interests of the Company to rebuild such portion of the Facilities; and

        (B) An opinion of counsel stating that the use of the condemnation award or insurance proceeds resulting from such casualty or loss of title, for purposes other than (x) rebuilding, restoring or repairing the Facilities, or
(y) redeeming the 1998 Tax-Exempt Bonds would cause the interest paid or payable on the 1998 Tax-Exempt Bonds (other than interest paid to any "substantial user" of the Facilities or "related person" as those terms are defined in Section 147(a) of the Internal Revenue Code of 1986, as amended, (the "Code")) to be includable in the gross income of a holder of the 1998 Tax-Exempt Bonds for federal income tax purposes under the Code (or for Virginia state income tax purposes).

        To exercise such right of extraordinary redemption in whole or in part, the Company shall comply with the provisions of Article Seven of the Indenture, if applicable, and shall within 120 days after the event permitting its exercise, file the required documentation with the Trustee and the Tax-Exempt Bond Trustee and specify a date not more than 60 days thereafter for making such payments.

        The Bonds are subject to mandatory redemption in whole as promptly as possible, but not later than 180 days after the occurrence of any Determination of Taxability (as defined in the Tax-Exempt Indenture) at a Redemption Price equal to 100% of the principal amount of the Bonds to be redeemed plus interest accrued to the Redemption Date.

        If the Bond is called for redemption, the Company has covenanted to cause notice of the call for redemption to be given to each Holder of the Bond to be redeemed at such Holder's address as the same shall last appear upon the Bond Register, by first class mail at least 35 and no more than 60 days prior to the Redemption Date.

        If an Event of Default with respect to the Bond shall occur and be continuing, the principal of the Bond may be declared due and payable in the manner and with the effect provided in the Indenture.

        The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of Bonds under the Indenture at any time by the Company with the consent of the Holders of a majority in aggregate principal amount of Bonds of all series at the time outstanding affected by such modification. The Indenture also contains provisions permitting the Holders of a majority in principal amount of Bonds at the time outstanding, on behalf of the Holders of all Bonds to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Bond shall be conclusive and binding upon such Holder and upon all future Holders of this Bond and of any Bond issued upon the registration of transfer hereof or in exchange hereof or in lieu hereof, whether or not notation of such consent or waiver is made upon this Bond.

        No reference herein to the Indenture and no provision of this Bond or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and premium, if any, and interest on this Bond at the times, places and rates, and in the coin or currency herein prescribed.

        As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Bond is registrable in the Bond Register, upon surrender of this Bond for registration of transfer at the office or agency maintained by the Bond Registrar in Richmond, Virginia, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Bond Registrar duly executed by the holder hereof or his attorney duly authorized in writing, and thereupon one or more new Bonds of this series or authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

        The Bonds of this series are issuable only in registered form without coupons in denominations of $5,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, Bonds of this series are exchangeable for a like aggregate principal amount of Bonds of this series of a different authorized denomination, but of the same maturity, as requested by the Holder surrendering the same.

        No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

        Prior to due presentment of this Bond for registration of transfer and subject to the Assignment, the Company, the Trustee and any agent of the Company or the Trustee may treat the person in whose name this Bond is registered as the owner hereof for all purposes, whether or not this Bond be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary.

           Unless the context suggests otherwise, all capitalized terms used herein and not otherwise defined shall have the same meaning assigned to them in the Indenture.

           IN witness thereof, the Company has caused this Bond to be duly executed.

           Dated:   ______________________

                                            OLD DOMINION ELECTRIC
                                               COOPERATIVE

                                            By:   _________________________
                                                   Authorized Officer

                          CERTIFICATE OF AUTHENTICATION

           This is one of the Bonds of the series designated therein referred to in the within-mentioned Indenture.

                                                 CRESTAR BANK, a Virginia
                                                    corporation, as Trustee

                                            By:   ________________________
                                                   Authorized Signatory

                                       ASSIGNMENT


          The Industrial Development Authority of Halifax County, Virginia (the "Authority"), hereby irrevocably assigns without recourse the foregoing Bond to the Bank of New York, New York, New York (the "Tax-Exempt Bond Trustee"), as trustee, acting pursuant to a Second Supplemental Indenture of Trust dated as of November 18, 1998 (the "Second Supplemental Tax-Exempt Indenture"), between the Authority and the Tax-Exempt Bond Trustee and hereby directs the Company, as the issuer of this Bond, to make all payments of principal of, premium and interest thereon directly to the Tax-Exempt Bond Trustee at its principal office in New York, New York, or at such other place as the Tax-Exempt Bond Trustee may direct in writing. Such assignment is made as security for the payment of the Authority's $1,075,000 Exempt Facility Refunding Revenue Bonds (Old Dominion Electric Cooperative Project), Series 1998, issued pursuant to the Tax-Exempt Indenture.


                                    INDUSTRIAL DEVELOPMENT AUTHORITY OF
                                    HALIFAX COUNTY, VIRGINIA


                                    By:   ____________________________________
                                          Chairman

                                   ARTICLE II

            PRINCIPAL AMOUNT PRESENTLY OUTSTANDING TO BE OUTSTANDING

        SECTION 2.01 PRINCIPAL AMOUNT PRESENTLY TO BE OUTSTANDING. The total aggregate principal amount of Bonds of the Company issued and outstanding and presently to be issued and outstanding under the provisions of and secured by the Indenture will be Eight Hundred Forty-Nine Million, Two Hundred Eighty-Five Thousand, Nine Hundred Thirty-Seven Dollars ($849,285,937), namely Four Hundred Twenty-Nine Million, Eight Hundred Sixty-Eight Thousand Dollars ($429,868,000) principal amount of First Mortgage Bonds, 1992 Series A, Fifty-eight Million, One Hundred Ten Thousand Dollars ($58,110,000) principal amount of First Mortgage Bonds, 1992 Series C, Two Hundred Forty-Nine Million Dollars ($249,000,000) principal amount of First Mortgage Bonds, 1993 Series A, One Hundred Nine Million, One Hundred Eighty-Two Thousand, Nine Hundred Thirty-Seven Dollars ($109,182,937) principal amount of First Mortgage Bonds, 1996 Series B, One Million Twenty-Five Thousand Dollars ($1,025,000) principal amount of 1997 Series A Bonds and now issued, outstanding and One Million Seventy-Five Thousand Dollars ($1,075,000) principal amount of 1998 Series A Bonds to be issued pursuant to this Seventh Supplemental Indenture upon compliance by the Company with the provisions of Section 5.01 and 5.02 and/or 5.03 and/or 5.04 of the Original Indenture.

                                   ARTICLE III

                                  MISCELLANEOUS

        SECTION 3.01. This Seventh Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture, and shall form a part thereof, and the Original Indenture, as heretofore supplemented and as hereby supplemented and modified, is hereby confirmed. Except to the extent inconsistent with the express terms hereof, all of the provisions, terms, covenants and conditions of the Original Indenture shall be applicable to the 1998 Series A Bonds to the same extent as if specifically set forth herein. All capitalized terms used in this Seventh Supplemental Indenture shall be taken to have the same meanings as in the Original Indenture, except in cases where the context clearly indicates otherwise.

        SECTION 3.02. All recitals in this Sixth Supplemental Indenture are made by the Company only and not by the Trustee; and all of the provisions contained in the Original Indenture, in respect of the rights, privileges, immunities, powers and duties of the Trustee shall be applicable in respect hereof as fully and with like effect as if set forth herein in full.

        SECTION 3.03. Whenever in this Seventh Supplemental Indenture any of the parties hereto is named or referred to, this shall, subject to the provisions of Articles Ten and Twelve of the Original Indenture, be deemed to include the successors and assigns of such party, and all the covenants and agreements in this Seventh Supplemental Indenture contained by or on behalf of the Company, or by or on behalf of the Trustee shall, subject as aforesaid, bind and inure to the respective benefits of the respective successors and assigns of such parties, whether so expressed or not.

        SECTION 3.04. Nothing in this Seventh Supplemental Indenture, expressed or implied, is intended, or shall be construed, to confer upon, or to give to, any person, firm or corporation, other than the parties hereto and the Holders of the Outstanding Bonds, any right, remedy or claim under or by reason of this Seventh Supplemental Indenture or any covenant, condition, stipulation, promise or agreement hereof, and all the covenants, conditions, stipulations, promises and agreements in this Seventh Supplemental Indenture contained by or on behalf of the Company shall be for the sole and exclusive benefit of the parties hereto, and of the Holders of Outstanding Bonds.

        SECTION 3.05. This Seventh Supplemental Indenture may be executed in several counterparts, each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts, or as many of them as the Company and the Trustee shall preserve undestroyed, shall together constitute but one and the same instrument.

        SECTION 3.06. Although this Seventh Supplemental Indenture is dated for convenience and for the purpose of reference as of November 1, 1998, the actual date or dates of execution by the Company and by the Trustee are as indicated by their respective acknowledgments hereto annexed.

        SECTION 3.07. To the extent permitted by applicable law, this Seventh Supplemental Indenture shall be deemed to be a Security Agreement and Financing Statement whereby the Company grants to the Trustee a security interest in all of the Trust Estate that is personal property or fixtures under the Uniform Commercial Code, as adopted or hereafter adopted in one or more of the states in which any part of the properties of the Company are situated. The mailing address of the Company, as debtor, is Innsbrook Corporate Center, 4201 Dominion Boulevard, Glen Allen, Virginia 23060, and the mailing address of the Trustee, as secured party, is Crestar Bank, Attention: Corporate Trust Administration, 919 East Main Street, Richmond, Virginia 23219.

           IN WITNESS WHEREOF, the parties hereto have caused this Seventh Supplemental Indenture to be duly executed as of the day and year first above written.





Company:                            OLD DOMINION ELECTRIC COOPERATIVE
Innsbrook Corporate Center
4201 Dominion Boulevard
Glen Allen, Virginia 23060
                                    By:    ____________________________
                                           Name:  Daniel M. Walker
                                           Title: Vice President of
                                                  Accounting and Finance



Trustee:                            CRESTAR BANK
919 East Main Street
Corporate Trust Department
Richmond, Virginia 23219
                                    By:   ____________________________
                                            Name:  J. Lee Judy
                                           Title:  Senior Vice President

                                     ACKNOWLEDGMENT



COMMONWEALTH OF VIRGINIA               )
                                       )
CITY/COUNTY OF_____________________    )


     The foregoing instrument was acknowledged before me this _____ day of November, 1998, by Daniel M. Walker, the Vice President of Old Dominion
Electric Cooperative, a Virginia power supply cooperative.



                                                 -------------------------------
                                                 Notary Public

My Commission expires:  _____________________


                                     ACKNOWLEDGMENT



COMMONWEALTH OF VIRGINIA               )
                                       )
CITY/COUNTY OF_____________________    )


     The foregoing instrument was acknowledged before me this _____ day of November, 1998, by J. Lee Judy, the Vice President of Crestar Bank, a Virginia banking corporation, on behalf of the Bank.



                                                 -------------------------------
                                                 Notary Public

My Commission expires:  _____________________

                THIS INSTRUMENT GRANTS A SECURITY INTEREST BY A PUBLIC UTILITY
                 THIS INSTRUMENT CONTAINS AFTER-ACQUIRED PROPERTY PROVISIONS

--------------------------------------------------------------------------



                       OLD DOMINION ELECTRIC COOPERATIVE,
                                     GRANTOR
                                       TO
                                  CRESTAR BANK,
                                     TRUSTEE

                                ------------------------

                              EIGHTH SUPPLEMENTAL INDENTURE
                              DATED AS OF NOVEMBER 30, 1998


                                 ----------------------


               SUPPLEMENTAL TO THE INDENTURE OF MORTGAGE AND DEED OF TRUST
                                 DATED AS OF MAY 1, 1992


         ----------------------------------------------------------------------


                  A MORTGAGE OF BOTH REAL AND PERSONAL PROPERTY

                          EIGHTH SUPPLEMENTAL INDENTURE

                            -------------------------


               THIS EIGHTH SUPPLEMENTAL INDENTURE, dated as of November 30, 1998 (the "Eighth Supplemental Indenture"), between OLD DOMINION ELECTRIC COOPERATIVE, a Virginia power supply cooperative (the "Company"), whose mailing address and address of its chief executive office is Innsbrook Corporate Center, 4201 Dominion Boulevard, Glen Allen, Virginia 23060, and CRESTAR BANK, a Virginia banking corporation, as trustee (the "Trustee"), having its principal corporate trust office at 919 East Main Street, Corporate Trust Department, Richmond, Virginia 23219.

        WHEREAS , the Company has heretofore executed and delivered an Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992 (herein sometimes called the "Original Indenture"), to secure, as provided therein, its bonds (in the Original Indenture and herein called the "Bonds"), to be designated generally as its "First Mortgage Bonds", and to be issued in one or more series as provided in the Original Indenture; and

        WHEREAS, the Original Indenture was recorded among the land records in the counties of Halifax, Louisa, Spotsylvania and Orange, Virginia, and a UCC Form 1 concerning the Original Indenture was recorded among the financing statement records at the Virginia State Corporation Commission and the Counties of Henrico, Halifax, Louisa, Spotsylvania and Orange; and

        WHEREAS, the Company has heretofore executed and delivered a First Supplemental Indenture, dated as of August 1, 1992 (hereinafter the "First Supplemental Indenture"), its Second Supplemental Indenture dated as of December 1, 1992 (hereinafter called the "Second Supplemental Indenture"), its Third Supplemental Indenture, dated as of May 1, 1993 (hereinafter called the "Third Supplemental Indenture"), its Fourth Supplemental Indenture, dated as of December 15, 1994 (hereinafter called the "Fourth Supplemental Indenture"), its Fifth Supplemental Indenture, dated as of February 29, 1996 (hereinafter called the "Fifth Supplemental Indenture"), its Sixth Supplemental Indenture, dated as of November 28, 1997, (hereinafter called the "Sixth Supplemental Indenture"), and its Seventh Supplemental Indenture, dated as of November 1, 1998, (hereinafter called the "Seventh Supplemental Indenture"), supplementing the Original Indenture, each of which, with the exception of the Fourth Supplemental Indenture, provided for the creation of a new series of Bonds which subjected, or intended to subject, to the lien of the Original Indenture certain property described therein and was recorded among the land records for the counties of Halifax, Louisa, Spotsylvania and Orange, Virginia and among the financing statement records at the Virginia State Corporation Commission and the Counties of Henrico, Halifax, Louisa, Spotsylvania and Orange, Virginia, which recording offices will include the recording offices in which this Eighth Supplemental Indenture will be recorded; and

        WHEREAS, pursuant to the Original Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, and the Seventh Supplemental Indenture there have been executed, authenticated, delivered and issued and there are now outstanding First Mortgage Bonds of the series and in the principal amount as follows:





                                             Principal            Principal
                                                Amount               Amount
           Series                               Issued          Outstanding

7.27% First Mortgage                       $50,000,000                    0
Bonds, 1992 Series A,
Due December 1, 1997

7.97% First Mortgage                       l50,000,000          142,000,000
Bonds, 1992 Series A,
Due December 1, 2002

8.76% First Mortgage                       350,000,000          271,200,000
Bonds, 1992 Series A,
Due December 1, 2022

First Mortgage Bonds,                        1,203,638                    0
1992 Series B, Due
September 15, 1992

First Mortgage Bonds,                        1,203,637                    0
1992 Series B, Due
December 15, 1992

First Mortgage Bonds,                        1,203,637                    0
1992 Series B, Due
March 15, 1993

First Mortgage Bonds,                        1,203,638                    0
1992 Series B, Due
June 15, 1993

First Mortgage Bonds,                        l,203,638                    0
1992 Series B, Due
September 15, 1993

First Mortgage Bonds,                        1,203,637                    0
1992 Series B, Due
December 15, 1993

First Mortgage Bonds,                          392,375                    0
1992 Series B, Due
March 15, 1994

First Mortgage Bonds                           392,376                    0
1992 Series B, Due
June 15, 1994

First Mortgage Bonds                           392,376                    0
1992 Series B, Due
September 15, 1994

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
December 15, 1994

First Mortgage Bonds                           392,375                    0
1992 Series B, Due
March 15, 1995

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
June 15, 1995

First Mortgage Bonds                           392,376                    0
1992 Series B, Due
September 15, 1995

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
December 15, 1995

First Mortgage Bonds,                          392,375                    0
1992 Series B, Due
March 15, 1996

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
June 15, 1996

First Mortgage Bonds,                          392,376                    0
1992 Series B, Due
September 15, 1996

First Mortgage Bonds,                         392,376                     0
1992 Series B, Due
December 15,1996

4.90% First Mortgage                        1,025,000             1,025,000
Bonds, 1992 Series C,
Due December 1, 1997

5.20% First Mortgage                        1,075,000             1,075,000
Bonds, 1992 Series C,
Due December 1, 1998

5.40% First Mortgage                        1,130,000             1,130,000
Bonds, 1992 Series C,
Due December 1, 1999

5.50% First Mortgage                        1,190,000             1,190,000
Bonds, 1992 Series C,
Due December 1, 2000

5.70% First Mortgage                        1,255,000             1,255,000
Bonds, 1992 Series C,
Due December 1, 2002

5.90% First Mortgage                        1,330,000             1,330,000
Bonds, 1992 Series C,
Due December 1, 2002

6.00% First Mortgage                        1,405,000             1,405,000
Bonds, 1992 Series C,
Due December 1, 2003

6.10% First Mortgage                        1,495,000             1,495,000
Bonds, 1992 Series C,
Due December 1, 2004

6.35% First Mortgage                        5,060,000             5,060,000
Bonds, 1992 Series C,
Due December 1, 2007

6.50% First Mortgage                       10,845,000            10,845,000
Bonds, 1992 Series C,
Due December 1, 2012

6.00% First Mortgage                       34,400,000            34,400,000
Bonds, 1992 Series C,
Due December 1, 2022

7.48% First Mortgage                      130,000,000           129,000,000
Bonds, 1993 Series A,
Due December 1, 2013

7.78% First Mortgage                      120,000,000           120,000,000
Bonds, 1993 Series A,
Due December 1, 2023

First Mortgage Bonds                       25,565,962                     0
1996 Series A, Due
February 28, 1997

First Mortgage Bonds                          581,032                     0
1996 Series B, Due
January 5, 1998

First Mortgage Bonds                       10,649,541            10,649,541
1996 Series B, Due
April 15, 2018

First Mortgage Bonds                       32,650,788            32,650,788
1996 Series B, Due
June 15, 2018

First Mortgage Bonds                       32,650,788            32,650,788
1996 Series B, Due
September 15, 2018

First Mortgage Bonds                       32,650,788            32,650,788
1996 Series B, Due
December 15, 2018

4.90% First Mortgage                        1,025,000             1,025,000

Bonds, 1997 Series A,
Due December 1, 2002

4.25% First Mortgage                        1,025,000             1,025,000
Bonds, 1998 Series A,
Due December 1, 2002

        WHEREAS, in connection with the operation of a two-unit, coal-fired electric generating facility in Halifax County, Virginia (in which the Company has an undivided 50% interest), the Company will install certain solid waste disposal facilities (the "Facilities"). Pursuant to a loan agreement dated as of November 30, 1998 (the "Loan Agreement"), between the Company and the Industrial Development Authority of Goochland County, Virginia (the "Authority"), the Authority assisted the Company with the financing of the Facilities by issuing its Exempt Facility Revenue Bonds (Old Dominion Electric Cooperative Project), Series 1998, in an aggregate principal amount of $5,000,000.00 (the "Series 1998 Tax-Exempt Bonds"). The Company's obligation to repay the loan from the Authority is evidenced by a new series of Bonds designated First Mortgage Bonds, 1998 Series B (the "1998 Series B Bonds"); and

        WHEREAS, the Board of Directors of the Company has established the 1998 Series B Bonds and the Board of Directors of the Company has authorized an issue of Five Million and no/100 Dollars ($5,000,000) principal amount thereof, and the Company has complied or will comply with all provisions required to issue Additional Bonds provided for in the Original Indenture; and

        WHEREAS, the Company desires to execute and deliver this Eighth Supplemental Indenture, in accordance with the provisions of the Original Indenture, for the purposes, among others, of (i) providing for the creation of a new series of Bonds, designating the series to be created and specifying the form and provisions of the Bonds of such series (the Original Indenture, as heretofore and hereby supplemented and modified, being herein sometimes called the "Indenture"), and (ii) modifying the terms, provisions, restrictions or conditions of the Original Indenture; and

        WHEREAS, Section 13.01 of the Original Indenture provides that, without the consent of the Holders of any of the Bonds at the time Outstanding, the Company, when authorized by a Board Resolution and the Trustee, may enter into supplemental indentures for the purposes and subject to the conditions set forth in said Section 13.01; and

        WHEREAS, the Company proposes to modify the Original Indenture as provided in Section 13.01; and

        WHEREAS, all acts and proceedings required by law and by the Articles of Incorporation and Bylaws of the Company necessary to secure the payment of the principal of (and premium, if any) and interest on the 1998 Series B Bonds, to make the 1998 Series

        B Bonds to be issued hereunder, when executed by the Company, authenticated and delivered by the Trustee and duly issued, the valid, binding and legal obligations of the Company, and to constitute the Indenture a valid and binding mortgage for the security of all of the Bonds, in accordance with its and their terms, have been done and taken; and the execution and delivery of this Eighth Supplemental Indenture has been in all respects duly authorized;

        NOW, THEREFORE, THIS EIGHTH SUPPLEMENTAL INDENTURE WITNESSETH, that, to secure the payment of the principal of (and premium, if any) and interest on the Outstanding Secured Bonds, to confirm the lien of the Original Indenture upon the Trust Estate mentioned therein including all property purchased, constructed or otherwise acquired by the Company since the date of execution of the Original Indenture, to secure performance of the covenants therein and herein contained, to declare the terms and conditions on which the Outstanding Secured Bonds are secured, and in consideration of the premises thereof and hereof and to modify the Original Indenture, the Company by these presents does grant, bargain, sell, alienate, remiss, release, convey, assign, transfer, mortgage, hypothecate, pledge, set over and confirm to the Trustee, in trust, all property, rights, privileges and franchises (other than Excepted Property) of the Company of the character described in the Granting Clauses of the Original Indenture, including all such property, rights, privileges and franchises acquired since the date of execution of the Original Indenture, including, without limitation, all of those fee and leasehold interests in real property, if any, which may hereafter be constructed or acquired by it, but subject to all exceptions, reservations and matters of the character therein referred to, and expressly excepting and excluding from the lien and operation of the Indenture all properties of the character specifically excepted by Subdivisions A through K of "Excepted Property" in the Original Indenture to the extent contemplated thereby, and all property heretofore released or otherwise disposed of pursuant to the provisions of the Original Indenture.

        PROVIDED, HOWEVER, that (i) if, upon the occurrence of an Event of Default, the Trustee, or any separate trustee or co-trustee appointed under
Section 10.14 of the Original Indenture or any receiver appointed pursuant to statutory provision or order of court, shall have entered into possession of all or substantially all of the Trust Estate, all the Excepted Property described or referred to in Subdivisions A through G, inclusive, of "Excepted Property" in the Original Indenture then owned or thereafter acquired by the Company shall immediately, and, in the case of any Excepted Property described or referred to in Subdivisions H through J inclusive, of "Excepted Property" in the Original Indenture, upon demand of the Trustee or such other trustee or receiver, become subject to the lien of the Original Indenture to the extent permitted by law, and the Trustee or such other trustee or receiver may, to the extent permitted by law, at the same time likewise take possession thereof, and (ii) whenever all Events of Default shall have been cured and the possession of all or substantially all of the Trust Estate shall have been restored to the Company, such Excepted Property shall again be excepted and excluded from the lien of the Original Indenture to the extent and otherwise as hereinabove set forth and as set forth in the Original Indenture.

        The Company may, however, pursuant to Granting Clause Third of the Original Indenture, subject any Excepted Property to the lien of the Original Indenture, whereupon the same shall cease to be Excepted Property.

        TO HAVE AND TO HOLD all said property, rights, privileges and franchises of every kind and description, real, personal or mixed, hereby and hereafter (by Supplemental Indenture or otherwise) granted, bargained, sold, alienated, remised, released, conveyed, assigned, transferred, mortgaged, hypothecated, pledged, set over or confirmed as aforesaid, or intended, agreed or covenanted so to be, together with all the appurtenances thereto appertaining unto the Trustee and its successors and assigns forever.

        SUBJECT, HOWEVER, to (i) Permitted Encumbrances (as defined in Section
1.01 of the Original Indenture), (ii) to the extent permitted by Section 14.06 of the Original Indenture, as to property acquired since the date of execution of the Original Indenture, (a) any duly recorded or perfected prior mortgage or other lien that may exist thereon at the date of the acquisition thereof by the Company, and (b) purchase money mortgages created by the Company at the time of acquisition thereof, and (iii) defects of title to and encumbrances on property described in Article IV of the First Supplemental Indenture.

        BUT IN TRUST, NEVERTHELESS, with power of sale, for the equal and proportionate benefit and security of the Holders from time to time of all the Outstanding Secured Bonds without any priority of any such Bond over any other such Bond and for the enforcement of the payment of such Bonds in accordance with their terms.

        UPON CONDITION that, until the happening of an Event of Default (as defined in Section 1.01 of the Original Indenture) and subject to the provisions of Article Six of the Original Indenture, the Company shall be permitted to possess and use the Trust Estate, except cash, securities and other personal property deposited, or required to be deposited, with the Trustee and to explore for, mine, extract and dispose of coal, ore, gas, oil and other minerals, to harvest standing timber and to receive and use the rents, issues, profits, revenues and other income, products and proceeds of the Trust Estate.

        AND IT IS HEREBY COVENANTED AND DECLARED that all the Bonds are to be authenticated and delivered and the Trust Estate is to be held and applied by the Trustee, subject to the further covenants, conditions and trusts set forth in the Original Indenture, and the Company does hereby covenant and agree to and with the Trustee, for the equal and proportionate benefit of all Holders of the Bonds as follows:

                                    ARTICLE 1

                BONDS OF THE 1998 SERIES B AND CERTAIN PROVISIONS
                                RELATING THERETO


        SECTION 1.01

        (A) TERMS OF THE 1998 SERIES B BONDS. There be hereby established a series of Bonds, known as and entitled "First Mortgage Bonds, 1998 Series B" (hereinafter referred to as the "1998 Series B Bonds") and the form thereof shall be substantially as set forth in Section 1.01 (D). The aggregate principal amount of 1998 Series B Bonds which may be authenticated and delivered and Outstanding at any one time is limited to Five Million and no/100 Dollars ($5,000,000). The Trustee is hereby appointed as Authenticating Agent for the 1998 Series B Bonds.

        The 1998 Series B Bonds shall be issuable in fully registered form without coupons and in denominations of $100,000 and integral multiples thereof. Each 1998 Series B Bond shall be dated the date of its issuance. The 1998 Series B Bonds shall bear interest from the date they are authenticated and delivered by the Trustee, payable on June 1, 1999, and on each of June 1 and December 1 of each year thereafter at the rate of 4.25% per annum and shall mature, subject to prior redemption, on December 1, 2002.

        The 1998 Series B Bonds shall be issued to and registered in the name of the Authority and subsequently will be assigned by the Authority to the Crestar Bank, as trustee (the "Tax-Exempt Bond Trustee") pursuant to that certain Indenture of Trust, dated as of November 30, 1998, between the Authority and the Tax-Exempt Bond Trustee (the "Tax-Exempt Indenture") and will secure the obligations of the Company under the Loan Agreement.

        The 1998 Series B Bonds shall be lettered "A". The principal and interest on the 1998 Series B Bonds shall be payable in lawful money of the United States of America to the registered owner of the 1998 Series B Bonds or its assignee in accordance with the provisions of the Loan Agreement by wire transfer or other method acceptable to such registered owner or its assignee in funds which will be immediately available on the applicable principal and/or Interest Payment Date or Redemption Date. Interest on the 1998 Series B Bonds shall be payable without presentation of the 1998 Series B Bonds for payment. Payment of the principal or Redemption Price of any 1998 Series B Bond shall be made by the Company to the Tax-Exempt Bond Trustee upon presentation and surrender of such Bond to the Trustee.

        The Regular Record Date referred to in Section 3.09 of the Original Indenture for the payment of interest on the 1998 Series B Bonds shall be the fifteenth day (whether or not a business day) of the calendar month next preceding such Interest Payment Date.

      (B) EXTRAORDINARY OPTIONAL REDEMPTION OF 1998 SERIES B BONDS.

               (i) The 1998 Series B Bonds are subject to extraordinary optional redemption by the Company in whole at any time at a Redemption Price equal to 100% of the principal amount of such 1998 Series B Bonds, together with accrued interest to the Redemption Date, upon the happening of any of the following events:

                 (a) Damage or destruction of the Facilities by fire or other casualty to such extent that, or loss of title to or use of substantially all of the Facilities as a result of the exercise of the power of eminent domain or failure of title which, in the opinion of both the Company (expressed in a certificate of an Officer of the Company) and an Engineer, both filed with the Trustee and the Tax-Exempt Bond Trustee and, that (1) the Facilities cannot be reasonably repaired, rebuilt or restored within a period of 12 months to their condition immediately preceding such damage or destruction, or (2) the Company is prevented from carrying on its normal operations at the Facilities for a period of 12 months; or

                 (b) A change in the Constitution of Virginia or of the United States of America or a legislative or administrative action (whether local, state or Federal) or a final decree, judgment or order of any court or administrative body (whether local, state or Federal) contested by the Company in good faith which causes (1) the Loan Agreement or the 1998 Series B Bonds to become void or unenforceable or their performance in accordance with the intent and purpose of the parties as expressed therein to be impossible or (2) unreasonable burdens or excessive liabilities to be imposed on the Authority or the Company.

               (ii) The 1998 Series B Bonds are subject to extraordinary optional redemption by the Company in part on any Interest Payment Date at a Redemption Price equal to 100% of the principal amount of the 1998 Series B Bonds to be redeemed, together with accrued interest to the Redemption Date in the event of (i) damage or destruction to any part of the Facilities by fire or other casualty or (ii) loss of title to any part of the Facilities as a result of the exercise of eminent domain or failure of title, but only upon receipt by the Trustee and the Tax-Exempt Bond Trustee of the following:

                      (a) A certificate of an Officer of the Company stating that there has been either (x) damage or destruction of the Facilities by fire or other casualty or (y) loss of title to any part of the Facilities as a result of the exercise of eminent domain or failure of title and that it is not in the best interest of the Company to rebuild such portion of the Facilities; and

                      (b) An Opinion of Counsel stating that the use of the condemnation award or insurance proceeds resulting from such casualty or loss of title, for purposes other than (x) rebuilding, restoring or repairing the Facilities, or (y) redeeming the Series 1998 Tax-Exempt Bonds would cause the interest paid or payable on the Series

1998 Tax-Exempt Bonds (other than interest paid to any "substantial user" of the Facilities or "related person" as those terms are defined in Section 147(a) of the Internal Revenue Code of 1986, as amended (the "Code")) to be includable in the gross income of a holder of Series 1998 Tax-Exempt Bonds for Federal income tax purposes under the Code (or for Virginia state income tax purposes).

               (iii) To exercise its option to redeem the 1998 Series B Bonds, in whole under subsection (B)(i), above, or in part under subsection (B)(ii), above, the Company shall comply with the provisions of Article Seven of the Original Indenture, if applicable, and shall within 120 days after the event permitting its exercise, file the required documentation with the Trustee and the Tax-Exempt Bond Trustee and specify a date not more than 60 days thereafter for making such payments.

        (C) MANDATORY REDEMPTION OF THE 1998 SERIES B BONDS. The 1998 Series B Bonds are subject to mandatory redemption in whole as promptly as possible, but no later than 180 days after the occurrence of any Determination of Taxability, at a Redemption Price equal to 100% of the principal amount of the 1998 Series B Bonds to be redeemed plus interest accrued to the Redemption Date. For purposes of this paragraph, "Determination of Taxability" shall mean (i) any enactment or amendment of any applicable statute or regulation, or (ii) a final decree or judgment of any federal court, a final determination by the United States Internal Revenue Service or a final judgment or determination by any court or agency of the Commonwealth of Virginia, with the effect that interest paid or payable on the Series 1998 Tax-Exempt Bonds (other than interest paid to any "substantial user" of the Facilities or "related person" as those terms are defined in Section 147(a) of the Code) is or was includable in the gross income of a Series 1998 Tax-Exempt Bondholder for Federal income tax purposes under the Code (or for Virginia state income tax purposes). A Determination of Taxability does not include any tax upon interest payable on exempt facility bonds under
Section 142 of the Code and other statutes and regulations in effect on the date of issuance of the Series 1998 Tax-Exempt Bonds and does not include any change in tax rates. A Determination of Taxability will be deemed to have occurred on the date on which the Tax-Exempt Bond Trustee is first notified in writing of any such enactment, amendment, judgment, decree or determination.

        (D) FORM OF 1998 SERIES B BONDS. The 1998 Series B Bonds and the Trustee's authentication certificate to be executed on the Bonds of said series shall be substantially in the following form, with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by the Original Indenture, and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may be required to comply with the rules of any securities exchange or as may, consistently herewith, be determined by the Officers executing such Bonds, as evidenced by their execution of such Bonds:

                               FORM OF 1998 SERIES B BONDS




          THIS FIRST MORTGAGE BOND, 1998 SERIES B, HAS NOT BEEN AND WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, OFFERED FOR SALE OR OTHERWISE TRANSFERRED WITHOUT REGISTRATION UNDER SUCH ACT OR IN RELIANCE UPON AN APPLICABLE EXEMPTION FROM REGISTRATION UNDER SUCH ACT.

                            Old Dominion Electric Cooperative
                           First Mortgage Bond 1998 Series B,
                         Due March 30, 1999 or December 1, 2002
                                  (as described herein)


         No.   A-1                                               $ 5,000,000.00

           Old Dominion Electric Cooperative, a Virginia power supply cooperative (herein called the "Company", which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to the INDUSTRIAL DEVELOPMENT AUTHORITY OF GOOCHLAND COUNTY, VIRGINIA, or registered assigns, the principal sum of Five Million and xx/100 Dollars ($5,000,000.00) on the later of (a) March 30, 1999, and (b) December 1, 2002, if, prior to March 30, 1999, the Company has received a final, non-appealable order from the Federal Energy Regulatory Commission authorizing the Company's issuance to the Authority (as defined herein) of its First Mortgage Bonds to mature on December 1, 2002, to secure payment of the Series 1998 Tax-Exempt Bonds (as defined herein), thereon from the date this Bond is authenticated and delivered by the Trustee (as defined herein) or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually on June 1 and December 1 in each year, commencing June 1, 1999, at the rate 4.25% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture (as defined herein), be paid to the Person in whose name this Bond is registered on the date of business on the Regular Record Date for such interest, which shall be the fifteenth day (whether or not a business day), of the calendar month next proceeding such Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Bond is registered at the close of business on a Special Record Date for the payment of such defaulted interest to be fixed by the Trustee, notice whereof shall be given to Holders of Bonds of this series not less than 10 days prior to such Special Record Date, or may be paid at any time in any other lawful manner not inconsistent with the provisions of the Indenture and acceptable to the Holder hereof.

        If any principal of or premium, if any, or interest on this Bond is not paid when due (whether at maturity, upon acceleration or call for redemption or otherwise), then the overdue installments of principal and, to the extent permitted by law, interest shall bear interest until paid at the interest rate borne by this Bond.

        The principal of and premium, if any, and interest on this Bond shall be payable in lawful money of the United States of America to the registered owner hereof in accordance with the provisions of the Loan Agreement (as defined herein) by wire transfer or other method acceptable to such registered owner in funds which will be immediately available on the applicable principal and/or interest payment date or redemption date. Interest on this Bond shall be payable without presentation hereof. Payment of the principal and premium, if any, on this Bond shall be made by the Company to the holder hereof upon presentation and surrender of such Bond to Crestar Bank, Richmond, Virginia, as trustee ("Trustee") under the Indenture.

        This Bond is one of a duly authorized issue of Bonds of the Company designated as its "First Mortgage Bonds" (herein called the "Bonds") issued and to be issued in one or more series (which may have varying terms) under, and all equally and ratably secured by, an Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992 (herein called the "Indenture"), between the Company and the Trustee to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the description of the properties thereby mortgaged, pledged and assigned, the nature and extent of the security and the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Bonds and of the terms upon which the Bonds are, and are to be, authenticated and delivered. This Bond is issued pursuant to the Eighth Supplemental Indenture, dated as of November 30, 1998 ("Eighth Supplemental Indenture"), between the Company and the Trustee. This Bond is being issued by the Company to repay a loan from the Industrial Development Authority of Goochland County, Virginia ("Authority") made to the Company from the proceeds of the Authority's $5,000,000 Exempt Facility Revenue Bonds (Old Dominion Electric Cooperative Project) Series 1998 ("1998 Tax-Exempt Bonds") for the purpose of acquiring, constructing and equipping certain solid waste disposal facilities ("Facilities") for the Company pursuant to the Loan Agreement, dated as of November 30, 1998 ("Loan Agreement"), between the Company and the Authority. The 1998 Tax-Exempt Bonds were issued pursuant to an Indenture of Trust, dated as of November 30, 1998 ("Tax-Exempt Indenture"), between the Authority and Crestar Bank, as trustee ("Tax-Exempt Bond Trustee").

        If at any time the amount held by the Tax-Exempt Bond Trustee in the Bond Fund, as defined in the Tax-Exempt Indenture, should be sufficient to pay at the times required the principal of, and premium, if any, and interest on the 1998 Tax-Exempt Bonds then remaining unpaid and to pay all fees and expenses of the Tax-Exempt Bond Trustee accrued and to accrue through final payment of the 1998 Tax-Exempt Bonds, the Company shall not be obligated to make any further payments hereunder, except to the extent losses may be incurred in connection with investment of moneys in the Bond Fund.

        The Authority, by the execution of the Tax-Exempt Indenture and the assignment form at the foot of this Bond ("Assignment"), is assigning this Bond and the payments thereon to the Tax-Exempt Trustee, acting pursuant to the Tax-Exempt Indenture, as security for the 1998 Tax-Exempt Bonds. Payments of principal of, and premium, if any, and interest on this Bond shall be made directly to the Tax-Exempt Bond Trustee for the account of the Authority pursuant to such assignment and applied only to the principal of, and premium, if any, and interest on the 1998 Tax-Exempt Bonds. All obligations of the Company hereunder shall terminate when all sums due and to become due pursuant to the Tax-Exempt Indenture, this Bond, the Loan Agreement and the 1998 Tax-Exempt Bonds have been paid or provided for in full.

        The Bond is subject to extraordinary optional redemption by the Company in whole at any time at a Redemption Price equal to 100% of the principal amount of such Bonds, together with accrued interest to the Redemption Date, upon the happening of any of the following events:

        (a) Damage or destruction of the Facilities by fire or other casualty to such extent that, or loss of title to or use of substantially all of the Facilities as a result of the exercise of the power of eminent domain or failure of title which, in the opinion of both the Company (expressed in a certificate of an Officer of the Company) and an Engineer, both filed with the Trustee and the Tax-Exempt Bond Trustee, (1) the Facilities cannot be reasonably repaired, rebuilt or restored within a period of 12 months to their condition immediately preceding such damage or destruction, or (2) the Company is prevented from carrying on its normal operations at the Facilities for a period of 12 months; or

        (b) A change in the Constitution of Virginia or of the United States of America or a legislative or administrative action (whether local, state or Federal) or a final decree, judgment or order of any court or administrative body (whether local, state or Federal) contested by the Company in good faith which causes (1) the Loan Agreement or the 1998 Tax-Exempt Bonds to become void or unenforceable or their performance in accordance with the intent and purpose of the parties as expressed therein to be impossible or (2) unreasonable burdens or excessive liabilities to be imposed on the Authority or the Company.

        The Bond is subject to extraordinary optional redemption by the Company in part on any Interest Payment Date at a Redemption Price equal to 100% of the principal amount of the Bonds to be redeemed, together with accrued interest to the Redemption Date in the event of (i) damage or destruction to any part of the Facilities by fire or other casualty or (ii) loss of title to any part of the Facilities as a result of the exercise of eminent domain or failure of title, but only upon receipt by the Trustee and the Tax-Exempt Bond Trustee of the following:

        (A) A certificate of an Officer of the Company stating that there has been either (x) damage or destruction of the Facilities by fire or other casualty or (y) loss of title to any part of the Facilities as a result of the exercise of eminent domain or failure of title and that it is not in the best interests of the Company to rebuild such portion of the Facilities; and

        (B) An opinion of counsel stating that the use of the condemnation award or insurance proceeds resulting from such casualty or loss of title, for purposes other than (x) rebuilding, restoring or repairing the Facilities, or
(y) redeeming the 1998 Tax-Exempt Bonds would cause the interest paid or payable on the 1998 Tax-Exempt Bonds (other than interest paid to any "substantial user" of the Facilities or "related person" as those terms are defined in Section 147(a) of the Internal Revenue Code of 1986, as amended, (the "Code")) to be includable in the gross income of a holder of the 1998 Tax-Exempt Bonds for federal income tax purposes under the Code (or for Virginia state income tax purposes).

        To exercise such right of extraordinary redemption in whole or in part, the Company shall comply with the provisions of Article Seven of the Indenture, if applicable, and shall within 120 days after the event permitting its exercise, file the required documentation with the Trustee and the Tax-Exempt Bond Trustee and specify a date not more than 60 days thereafter for making such payments.

        The Bonds are subject to mandatory redemption in whole as promptly as possible, but not later than 180 days after the occurrence of any Determination of Taxability (as defined in the Tax-Exempt Indenture) at a Redemption Price equal to 100% of the principal amount of the Bonds to be redeemed plus interest accrued to the Redemption Date.

        If the Bond is called for redemption, the Company has covenanted to cause notice of the call for redemption to be given to each Holder of the Bond to be redeemed at such Holder's address as the same shall last appear upon the Bond Register, by first class mail at least 35 and no more than 60 days prior to the Redemption Date.

        If an Event of Default with respect to the Bond shall occur and be continuing, the principal of the Bond may be declared due and payable in the manner and with the effect provided in the Indenture.

        The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of Bonds under the Indenture at any time by the Company with the consent of the Holders of a majority in aggregate principal amount of Bonds of all series at the time outstanding affected by such modification. The Indenture also contains provisions permitting the Holders of a majority in principal amount of Bonds at the time outstanding, on behalf of the Holders of all Bonds to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Bond shall be conclusive and binding upon such Holder and upon all future Holders of this Bond and of any Bond issued upon the registration of transfer hereof or in exchange hereof or in lieu hereof, whether or not notation of such consent or waiver is made upon this Bond.

        No reference herein to the Indenture and no provision of this Bond or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and premium, if any, and interest on this Bond at the times, places and rates, and in the coin or currency herein prescribed.

        As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Bond is registrable in the Bond Register, upon surrender of this Bond for registration of transfer at the office or agency maintained by the Bond Registrar in Richmond, Virginia, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Bond Registrar duly executed by the holder hereof or his attorney duly authorized in writing, and thereupon one or more new Bonds of this series or authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

        The Bonds of this series are issuable only in registered form without coupons in denominations of $5,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, Bonds of this series are exchangeable for a like aggregate principal amount of Bonds of this series of a different authorized denomination, but of the same maturity, as requested by the Holder surrendering the same.

        No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

        Prior to due presentment of this Bond for registration of transfer and subject to the Assignment, the Company, the Trustee and any agent of the Company or the Trustee may treat the person in whose name this Bond is registered as the owner hereof for all purposes, whether or not this Bond be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary.

           Unless the context suggest otherwise, all capitalized terms used herein and not otherwise defined shall have the same meaning assigned to them in the Indenture.

                          [SIGNATURE APPEARS ON FOLLOWING PAGE]

           IN witness thereof, the Company has caused this Bond to be duly executed.

           Dated:   November 30, 1998

                                                   OLD DOMINION ELECTRIC
                                                      COOPERATIVE

                                                   By:   _SAMPLE_______________
                                                          Daniel M. Walker
                                                          Authorized Officer

                              CERTIFICATE OF AUTHENTICATION

           This is one of the Bonds of the series designated therein referred to in the within-mentioned Indenture.

Dated: __________________
                                                 CRESTAR BANK, a Virginia
                                                    corporation, as Trustee

                                            By:   _SAMPLE___________________
                                                   R. Lee Judy
                                                   Authorized Signatory

                                   ASSIGNMENT


          The Industrial Development Authority of Goochland County, Virginia (the "Authority"), hereby irrevocably assigns without recourse the foregoing Bond to Crestar Bank, Richmond, Virginia (the "Tax-Exempt Bond Trustee"), as trustee, acting pursuant to an Indenture of Trust dated as of December 1, 1998 (the "Tax-Exempt Indenture"), between the Authority and the Tax-Exempt Bond Trustee and hereby directs the Company, as the issuer of this Bond, to make all payments of principal of, premium and interest thereon directly to the Tax-Exempt Bond Trustee at its principal office in Richmond, Virginia, or at such other place as the Tax-Exempt Bond Trustee may direct in writing. Such assignment is made as security for the payment of the Authority's $5,000,000 Exempt Facility Revenue Bonds (Old Dominion Electric Cooperative Project), Series 1998, issued pursuant to the Tax-Exempt Indenture.


                                      INDUSTRIAL DEVELOPMENT AUTHORITY OF
                                      GOOCHLAND COUNTY, VIRGINIA


                                      By:   _SAMPLE_____________________
                                    Chairman

                                   ARTICLE II

            PRINCIPAL AMOUNT PRESENTLY OUTSTANDING TO BE OUTSTANDING

        SECTION 2.01 PRINCIPAL AMOUNT PRESENTLY TO BE OUTSTANDING. The total aggregate principal amount of Bonds of the Company issued and outstanding and presently to be issued and outstanding under the provisions of and secured by the Indenture will be Eight Hundred Thirty-Six Million, Eight Hundred Eighty-Six Thousand, Nine Hundred Five Dollars ($836,886,905), namely Four Hundred Thirteen Million, Dollars ($413,000,000) principal amount of First Mortgage Bonds, 1992 Series A, Fifty-Nine Million, One Hundred Eighty-Five Thousand Dollars ($59,185,000) principal amount of First Mortgage Bonds, 1992 Series C, Two Hundred Forty-Nine Million Dollars ($249,000,000) principal amount of First Mortgage Bonds, 1993 Series A, One Hundred Eight Million, Six Hundred One Thousand, Nine Hundred Five Dollars ($108,601,905) principal amount of First Mortgage Bonds, 1996 Series B, One Million Twenty-Five Thousand Dollars ($1,025,000) principal amount of 1997 Series A Bonds, and One Million Seventy-Five Thousand Dollars ($1,075,000) principal amount of 1998 Series A Bonds now issued and outstanding and Five Million Dollars ($5,000,000) principal amount of 1998 Series B Bonds to be issued pursuant to this Eighth Supplemental Indenture upon compliance by the Company with the provisions of Section 5.01 and
5.02 and/or 5.03 and/or 5.04 of the Original Indenture.

                                   ARTICLE III

                                  MISCELLANEOUS

        SECTION 3.01. This Eighth Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture, and shall form a part thereof, and the Original Indenture, as heretofore supplemented and as hereby supplemented and modified, is hereby confirmed. Except to the extent inconsistent with the express terms hereof, all of the provisions, terms, covenants and conditions of the Original Indenture shall be applicable to the 1998 Series B Bonds to the same extent as if specifically set forth herein. All capitalized terms used in this Eighth Supplemental Indenture shall be taken to have the same meanings as in the Original Indenture, except in cases where the context clearly indicates otherwise.

        SECTION 3.02. All recitals in this Eighth Supplemental Indenture are made by the Company only and not by the Trustee; and all of the provisions contained in the Original Indenture, in respect of the rights, privileges, immunities, powers and duties of the Trustee shall be applicable in respect hereof as fully and with like effect as if set forth herein in full.

        SECTION 3.03. Whenever in this Eighth Supplemental Indenture any of the parties hereto is named or referred to, this shall, subject to the provisions of Articles Ten and Twelve of the Original Indenture, be deemed to include the successors and assigns of such party, and all the covenants and agreements in this Eighth Supplemental Indenture contained by or an behalf of the Company, or by or on behalf of the Trustee shall, subject as aforesaid, bind and inure to the respective benefits of the respective successors and assigns of such parties, whether so expressed or not.

        SECTION 3.04. Nothing in this Eighth Supplemental Indenture, expressed or implied, is intended, or shall be construed, to confer upon, or to give to, any person, firm or corporation, other than the parties hereto and the Holders of the Outstanding Bonds, any right, remedy or claim under or by reason of this Eighth Supplemental Indenture or any covenant, condition, stipulation, promise or agreement hereof, and all the covenants, conditions, stipulations, promises and agreements in this Eighth Supplemental Indenture contained by or on behalf of the Company shall be for the sole and exclusive benefit of the parties hereto, and of the Holders of Outstanding Bonds.

        SECTION 3.05. This Eighth Supplemental Indenture may be executed in several counterparts, each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts, or as many of them as the Company and the Trustee shall preserve undestroyed, shall together constitute but one and the same instrument.

        SECTION 3.06. Although this Eighth Supplemental Indenture is dated for convenience and for the purpose of reference as of November 30, 1998, the actual date or dates of execution by the Company and by the Trustee are as indicated by their respective acknowledgments hereto annexed.

        SECTION 3.07. To the extent permitted by applicable law, this Eighth Supplemental Indenture shall be deemed to be a Security Agreement and Financing Statement whereby the Company grants to the Trustee a security interest in all of the Trust Estate that is personal property or fixtures under the Uniform Commercial Code, as adopted or hereafter adopted in one or more of the states in which any part of the properties of the Company are situated. The mailing address of the Company, as debtor, is Innsbrook Corporate Center, 4201 Dominion Boulevard, Glen Allen, Virginia 23060, and the mailing address of the Trustee, as secured party, is Crestar Bank, Attention: Corporate Trust Administration, 919 East Main Street, Richmond, Virginia 23219.

           IN WITNESS WHEREOF, the parties hereto have caused this Eighth Supplemental Indenture to be duly executed as of the day and year first above written.





Company:                            OLD DOMINION ELECTRIC COOPERATIVE
Innsbrook Corporate Center
4201 Dominion Boulevard
Glen Allen, Virginia 23060
                                    By:    ____________________________
                                           Name:  Daniel M. Walker
                                           Title:  Vice President of
                                                    Accounting and Finance



Trustee:                                    CRESTAR BANK
919 East Main Street
Corporate Trust Department
Richmond, Virginia 23219
                                    By:   ____________________________
                                            Name:  J. Lee Judy
                                           Title:  Senior Vice President

                                 ACKNOWLEDGMENT



COMMONWEALTH OF VIRGINIA               )
                                       )
CITY/COUNTY OF_____________________    )


        The foregoing instrument was acknowledged before me this _____ day of December, 1998, by Daniel M. Walker, the Vice President of Old Dominion Electric Cooperative, a Virginia power supply cooperative.



                                                 -------------------------------
                                                 Notary Public

My Commission expires:  _____________________


                                     ACKNOWLEDGMENT



COMMONWEALTH OF VIRGINIA               )
                                       )
CITY/COUNTY OF_____________________    )


     The foregoing instrument was acknowledged before me this _____ day of December, 1998, by J. Lee Judy, the Vice President of Crestar Bank, a Virginia banking corporation, on behalf of the Bank.



                                                 -------------------------------
                                                 Notary Public

My Commission expires:  _____________________