Form 10-Q
period 1999-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 1999-05-17
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to __________

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

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------


PART I.  Financial Information


Item 1.   Financial Statements

             Consolidated Balance Sheets - March 31, 1999 (Unaudited)
               and December 31, 1998                                         3

             Consolidated Statements of Revenues, Expenses and
               Patronage Capital (Unaudited) - Three Months Ended
               March 31, 1999 and 1998                                       5

             Consolidated Statements of Comprehensive Income (Unaudited) -
               Three Months Ended March 31, 1999 and 1998                    6

             Consolidated Statements of Cash Flows (Unaudited) - Three
               Months Ended March 31, 1999 and 1998                          7

             Notes to Consolidated Financial Statements                      8



Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   10


PART II.  Other Information


Item 1.   Legal Proceedings                                                 18

Item 6.   Exhibits and Reports on Form 8-K                                  18

Signature                                                                   19

Exhibit Index                                                               20

                        OLD DOMINION ELECTRIC COOPERATIVE
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,               DECEMBER 31,
                                                                          1999                    1998
                                                                     ----------------       -----------------
                                                                                  (In Thousands)
ASSETS:                                                                   (unaudited)                     (*)
Electric Plant:
       In service                                                          $ 885,615               $ 885,551
       Less accumulated depreciation                                        (161,368)               (140,574)
                                                                     ----------------       -----------------
                                                                             724,247                 744,977
       Nuclear fuel, at amortized cost                                         6,888                   8,398
       Construction work in progress                                          13,816                  13,591
                                                                     ----------------       -----------------
              Net Electric Plant                                             744,951                 766,966
                                                                     ----------------       -----------------
Investments and Funds:
       Nuclear decommissioning trust fund                                     52,685                  51,964
       Restricted investments                                                119,598                 120,391
       Other investments                                                      38,139                  38,689
                                                                     ----------------       -----------------
              Total Investments and Funds                                    210,422                 211,044
                                                                     ----------------       -----------------
Current Assets:
       Cash and cash equivalents                                             127,668                  82,382
       Receivables                                                            33,374                  37,367
       Fuel stock                                                              3,701                   3,460
       Materials and supplies, at average cost                                 5,957                   5,831
       Prepayments                                                             2,564                   2,533
                                                                     ----------------       -----------------
              Total Current Assets                                           173,264                 131,573
                                                                     ----------------       -----------------
Deferred Charges:
       Regulatory assets                                                       3,164                   4,643
       Other                                                                  11,980                  12,318
                                                                     ----------------       -----------------
              Total Deferred Charges                                          15,144                  16,961
                                                                     ----------------       -----------------
                     Total Assets                                        $ 1,143,781             $ 1,126,544
                                                                     ================       =================


The accompanying notes are an integral part of the consolidated financial statements.

(*) The Consolidated Balance Sheet at December 31, 1998, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                           CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,             DECEMBER 31,
                                                                          1999                    1998
                                                                     ----------------       -----------------
                                                                                  (In Thousands)
CAPITALIZATION AND LIABILITIES:                                           (Unaudited)                     (*)
Capitalization:
       Patronage capital                                                   $ 209,338               $ 206,530
       Accumulated other comprehensive income                                    156                     697
       Long-term debt                                                        585,224                 584,630
                                                                     ----------------       -----------------
              Total Capitalization                                           794,718                 791,857
                                                                     ----------------       -----------------

Current Liabilities:
       Long-term debt due within one year                                     29,590                  29,590
       Accounts payable                                                       18,890                  19,007
       Accounts payable - Member deposits                                     41,851                  42,204
       Deferred energy                                                         5,374                   2,366
       Accrued interest                                                       15,373                   3,839
       Accrued taxes                                                             939                     212
       Other                                                                   2,924                   2,463
                                                                     ----------------       -----------------
              Total Current Liabilities                                      114,941                  99,681
                                                                     ----------------       -----------------
Deferred Credits and Other Liabilities:
       Decommissioning reserve                                                52,685                  51,964
       Deferred credits                                                       57,995                  58,684
       Obligations under long-term leases                                    122,698                 123,614
       Other                                                                     744                     744
                                                                     ----------------       -----------------
              Total Deferred Charges and Other Liabilities                   234,122                 235,006
                                                                     ----------------       -----------------
Committments and Contingencies                                                     -                       -
                                                                     ----------------       -----------------
                    Total Capitalization and Liabilities                 $ 1,143,781             $ 1,126,544
                                                                     ================       =================


The accompanying notes are an integral part of the consolidated financial statements.

(*) The Consolidated Balance Sheet at December 31, 1998, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                     ----------------------------------------
                                                                          1999                    1998
                                                                     ----------------       -----------------
                                                                                 (In Thousands)
Operating Revenues:
       Sales to members                                                    $ 106,263                $ 85,675
       Sales to non-member                                                        55                     172
                                                                     ----------------       -----------------
                                                                             106,318                  85,847
                                                                     ----------------       -----------------
Operating Expenses:
       Operation:
              Fuel                                                            10,953                  10,979
              Purchased power                                                 45,114                  36,116
              Other                                                            6,215                   5,749
                                                                     ----------------       -----------------
                                                                              62,282                  52,844
       Maintenance                                                             2,291                   1,838
       Administrative and general                                              3,961                   3,791
       Depreciation and amortization                                          20,964                  12,100
       Amortization of lease gains                                              (689)                   (689)
       Decommissioning cost                                                      170                     170
       Taxes other than income taxes                                           1,881                   1,857
                                                                     ----------------       -----------------
                     Total Operating Expenses                                 90,860                  71,911
                                                                     ----------------       -----------------
Operating Margin                                                              15,458                  13,936
                                                                     ----------------       -----------------
Other Income, net                                                                 50                     574
                                                                     ----------------       -----------------
Investment Income:
       Interest                                                                1,198                     960
       Other                                                                      80                      94
                                                                     ----------------       -----------------
                     Total Investment Income                                   1,278                   1,054
                                                                     ----------------       -----------------
Interest Charges:
       Interest on long-term debt, net                                        14,013                  12,995
       Other                                                                      33                      63
       Allowance for borrowed funds used during construction                     (70)                   (104)
                                                                     ----------------       -----------------
                     Net Interest Charges                                     13,976                  12,954
                                                                     ----------------       -----------------
                            Net Margin                                         2,810                   2,610
Patronage Capital-beginning of period                                        206,528                 197,552
Capital Credit Payments                                                            -                  (3,116)
                                                                     ----------------       -----------------
Patronage Capital-end of period                                            $ 209,338               $ 197,046
                                                                     ================       =================



The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                               ------------------------------
                                                    1999            1998
                                               ---------------- -------------
                                                        (In Thousands)
Net Margin                                           $ 2,810         $ 2,610
Other comprehensive income:
     Unrealized gains on investments                     156             334
                                               -------------- ---------------
Comprehensive income                                 $ 2,966         $ 2,944
                                               ============== ===============



The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                     ----------------------------------------
                                                                          1999                    1998
                                                                     ----------------       -----------------
                                                                                 (In Thousands)
Cash From Operating Activities:
     Net margin                                                              $ 2,810                 $ 2,610
     Adjustments to reconcile net margin to net cash provided
              by operating activities:
          Depreciation and amortization                                       20,964                  12,100
          Other non-cash charges                                               3,953                   2,078
          Decommissioning cost                                                   170                     170
          Amortization of lease obligations                                    2,172                   2,082
          Gain from lease transactions                                          (689)                   (689)
          Changes in Current Assets and Current Liabilities:
               Change in current assets                                        3,595                   2,987
               Change in current liabilities                                  15,260                  22,943
     Deferred charges                                                           (319)                   (100)
     Other assets                                                                287                      87
                                                                     ----------------       -----------------
                Net Cash Provided by Operating Activities                     48,203                  44,268
                                                                     ----------------       -----------------
Cash From Financing Activities:
     Reduction in obligations under long-term leases                            (175)                   (161)
     Payment of long-term debt                                                     -                    (581)
     Payment of capital credits                                                    -                  (3,116)
                                                                     ----------------       -----------------
                Net Cash Used in Financing Activities                           (175)                 (3,858)
                                                                     ----------------       -----------------
Cash From Investing Activities:
     Electric plant additions                                                   (455)                 (3,453)
     Decommissioning fund deposits                                              (170)                   (170)
     Restricted investments                                                   (2,121)                 (2,030)
     Other investments                                                             9                  (2,942)
     Retirement work in progress                                                  (5)                    (23)
                                                                     ----------------       -----------------
                Net Cash Provided by (Used in) Investing Activities           (2,742)                 (8,618)
                                                                     ----------------       -----------------
                Net Increase in Cash and Cash Equivalents                     45,286                  31,792
Cash and Cash Equivalents - Beginning of Period                               82,382                  61,740
                                                                     ----------------       -----------------
Cash and Cash Equivalents - End of Period                                  $ 127,668                $ 93,532
                                                                     ================       =================

The accompanying notes are an integral part of the consolidated financial statements.

                               OLD DOMINION ELECTRIC COOPERATIVE

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of March 31, 1999, and its consolidated results of operations, comprehensive income and cash flows for the three months ended March 31, 1999 and 1998. The consolidated results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market ("Strategic Plan Initiative"). Subsequently, an independent assessment of the impact on Old Dominion of transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the Strategic Plan Initiative. The Strategic Plan Initiative currently calls for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 to 2003 with the funds to be used for the prepayment of a portion of outstanding debt. The Plan will be updated annually based on any revised projections, projected targets and the status of the Plan's objective. The Board of Directors will approve all revisions or modifications to the Plan. In conjunction with the Strategic Plan Initiative, Old Dominion has accelerated the recovery in rates of certain assets aggregating $40.3 million through December 31, 1998. During the first quarter of 1999, Old Dominion accelerated the amortization and recovery in rates of a debt prepayment premium in the amount of $1.7 million.

     In accordance with Old Dominion's Strategic Plan Initiative, on May 10, 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on the North Anna and Clover Power Stations during the period January 1, 1999 through December 31, 2003, and recover the additional expense through rates pursuant to the comprehensive rate formula filed with and approved by the Federal Energy Regulatory Commission. The additional depreciation expense to be recorded annually will be equal to margins in excess of Old Dominion's costs and times interest earned ratio ("TIER") requirement of 1.20, but will not exceed budgeted annual margins in excess of costs and TIER. Old Dominion anticipates recording additional depreciation of approximately $43.7 million in 1999. Old Dominion recorded $14.2 million of additional depreciation expense in the first quarter of 1999. Rates previously approved by the Board of Directors for 1999 were designed to include approximately $45.0 million of margins in excess of costs and TIER. Consequently, the action undertaken by the Board of Directors on May 10, 1999 will not result in a change in rates from those previously planned and approved.

     Based on the Strategic Plan Initiative, annual depreciation expense will be reduced, beginning in 2004, based on the remaining net book values of North Anna and Clover at December 31, 2003. Depreciation expense will be calculated based on the straight-line method over the remaining useful lives of the plants.

3. Old Dominion holds an approximate 30% equity interest in CSC Services, Inc. ("CSC"), formed in 1995 by Old Dominion and 10 of its 12 member distribution systems to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July

     1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover amounts owed under the power sales contract, plus damages and fees. A trial date has not been set. In August 1998, CSC sold its interest in Seacoast Power LLC to the other participants in Seacoast Power LLC for $100,000.

4. On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. On January 29, 1998, the Texas Court of Appeals issued an order affirming the default judgment against Seacoast but reversing and remanding the award of any damages as factually unsupported. On March 18, 1998, Seacoast filed an appeal challenging the refusal by the Texas Court of Appeals to set aside the judgment. That appeal was denied. As a condition of the sale of its interest in Seacoast Power LLC, CSC agreed to fund approximately one-half of any further costs that may be necessary to defend Seacoast against this action if the damage claim is pursued. Management of CSC believes there is no basis for the lawsuit and no additional amount has been recorded as a liability by Old Dominion.

5.   Certain  reclassifications  have been made to the accompanying prior year's
     consolidated   financial  statements  to  conform  to  the  current  year's presentation.

                        OLD DOMINION ELECTRIC COOPERATIVE

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as defined by the Private Securities Litigation Act of 1995, with respect to matters that could have an impact on future operations of Old Dominion. These statements, based on expectations and estimates of management, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to: general business conditions, competition, federal and state regulations, environmental issues, tax status, industry restructuring, year 2000 readiness of Old Dominion, its Members, and those with which they interface and weather. Given these uncertainties, undue reliance should not be placed on such forward-looking statements.


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

     Sales to a non-member represent sales of excess energy from the Clover Power Station ("Clover") to Virginia Electric and Power Company ("Virginia Power"). Old Dominion is required to sell its excess energy from Clover to Virginia Power, a non-member.

     The following table summarizes the increases (decreases) in operating revenues by component:

                                                         Three Months
                                                             Ended
                                                           March 31,
                                                        1999 vs 1998
                                                       --------------
                                                       (in thousands)

              Sales to Members:
                Power sales volume                        $16,021
                Blended rates                              (3,286)
                Fuel adjustment revenue                     3,661
                Margin stabilization plan adjustment        4,192
                                                          -------
                                                           20,588
              Sales to non-member                            (117)
                                                          -------
                                                          $20,471
                                                          =======

     The colder weather in the first quarter of 1999 as compared to the same period in 1998 resulted in a 12.7% increase in demand sales and a 14.3% increase in energy sales. Old Dominion's demand and energy sales for the three months ended March 31, 1999, were 4,333,343 MW and 2,198,581 MWh, respectively. Old Dominion's demand and energy sales for the three months ended March 31, 1998, were 3,668,716 MW and 1,924,132 MWh, respectively.

     Weather affects customer demand for electricity. Hot summers and cold winters increase demand while mild weather reduces demand. The weather's effect is measured using degree days. A degree day is the difference between the average daily temperature and a baseline temperature of 65 degrees. Cooling degree days result when the average daily temperature is above 65 degrees; heating degree days result when the average daily temperature is below 65 degrees. Heating and cooling degree days for the first quarter of 1999 and 1998 were as follows:

                                                         Three Months Ended
                                                   -----------------------------
                                                               March 31,
                                                   -----------------------------
                                                      1999       1998     Normal
                                                   ---------   -------   -------
             Cooling degree days.................        -         31         13
             Percentage change compared to
               prior year........................  (100.00)%   518.96%
             Heating degree days.................    1,944      1,734      1,943
             Percentage change compared to
               prior year........................    12.09%     (6.97)%


OPERATING EXPENSES

OPERATIONS

     Old Dominion has an 11.6% undivided ownership interest in the North Anna Nuclear Power Station ("North Anna") and a 50% undivided interest in Clover. Power plants, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs; however, such facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear power plants, including Old Dominion, incur the embedded fixed costs of these facilities whether or not the units operate.

     When either North Anna or Clover is off-line, Old Dominion must purchase replacement power that is more costly. Any change in the amount of Old Dominion's energy output from North Anna or Clover displaces or is replaced by higher cost supplemental energy purchases from Virginia Power. As a result, Old Dominion's operating expenses, and therefore its rates to its Members, are significantly affected by the operation of North Anna and Clover.

     Actual North Anna and Clover capacity factors for the first quarter 1999 and 1998 as compared to the net capacity ratings were as follows:


                                      North Anna                Clover
                                 -------------------       ------------------
                                  Three Months Ended       Three Months Ended
                                       March 31,                March 31,
                                 -------------------       -------------------
                                   1999       1998           1999        1998
                                 --------   --------       -------     -------

          Unit 1                 103.1%        99.8%         76.4%        87.6%
          Unit 2                 100.6         97.0          78.6         58.6
          Combined               101.9         98.4          77.5         73.1%

     North Anna Units 1 and 2 were not off-line during the first quarter of 1999 or 1998. As of March 31, 1999, Unit 1 had been on-line for 175 consecutive days and Unit 2 had been on-line for 195 consecutive days.

     Clover Unit 1 operated for 166 consecutive days before it was removed from service on March 19, 1999, to begin a 20-day scheduled maintenance outage. Unit 2 has been on-line for 53 consecutive days as of March 31, 1999. As of March 31, 1998, Clover Unit 1 had been on-line 138 consecutive days. Clover Unit 2 was taken off-line February 28, 1998, for a scheduled chimney liner replacement which lasted 60 days.

     In addition to power generated at Clover and North Anna, Old Dominion purchases power from Virginia Power, Public Service Electric & Gas ("PSE&G"), Delmarva Power & Light ("Delmarva Power"), and others. Old Dominion's energy supply for 1999 and 1998 was as follows:

                                                  Three Months Ended
                                                       March 31,
                                    ----------------------------------------
                                             1999                  1998
                                    ------------------    ------------------
                                        (MWh)                (MWh)

     Clover                            729,219    32.2       689,043    35.2
                                     ---------    ----     ----------   ----
     North Anna                        456,827    20.2%      441,113    22.6%
                                     ---------    ----     ----------   ----
     Purchased Power:
       Virginia Power                  517,836    22.8      397,140     20.3
       PSE&G                           412,792    18.2      285,076     14.6
       Delmarva Power                   62,464     2.8       87,840      4.5
       Conectiv/PPL                     30,566     1.3            -       -
       Other                            56,678     2.5       54,872      2.8
                                     --------- -------    ---------   ------
          Total Purchased Power      1,080,336    47.6      824,928     42.2
                                     ---------  ------    ---------   ------
         Total Available Energy      2,266,382   100.0%   1,955,084    100.0%
                                     =========   =====    =========    =====


      An increase in demand and energy sales combined with increased production at Clover and North Anna resulted in an increase in operating expenses in the first quarter of 1999. Additionally, purchased power costs increased $0.9 million in the first quarter of 1999 as compared to the same period in 1998 due to an increase in the volume purchased and deferred energy costs. Increased production at Clover and mild weather were the primary factors affecting operating expenses in the first quarter of 1998.

OTHER OPERATING EXPENSES

      Other operating expenses in the first quarter of 1999 remained approximately the same as in the first quarter of 1998 except for depreciation expense, which increased primarily because of $14.2 million of accelerated depreciation recorded on North Anna and Clover in accordance with Old Dominion's Strategic Plan Initiative. See Note 2 to the consolidated financial statements. In the first quarter of 1998, depreciation and amortization expense included $5.2 million of accelerated amortization and recovery in rates relating to the North Anna plant acquisition adjustment. At December 31, 1998, the plant acquisition adjustment was fully amortized.

NON-OPERATING INCOME AND EXPENSES

     Other income, net, decreased because of a 1998 refund of prior year expenses paid by Old Dominion in the amount of $0.5 million relating to the implementation of a new Interconnection and Operating Agreement with Virginia Power.

     Interest on long-term debt increased in the first quarter of 1999 as compared to the same period in 1998 because of the accelerated amortization and recovery in rates of the debt prepayment premium of $1.7 million. Interest on long-term debt decreased in the first quarter of 1998 as compared to the same period in 1997 because of the purchase of $32.0 million of outstanding debt in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES provided $48.2 million in the first quarter of 1999 and $44.3 million in the first quarter of 1998. The increase of $3.9 million is primarily due to the accelerated depreciation recorded on North Anna and Clover in 1999 offset by the change between periods in non-cash working capital accounts, mainly accounts payable and accrued expenses.

     FINANCING ACTIVITIES were minimal in 1999. However, in 1998 Old Dominion used its cash from operations for the retirement of a portion of capital credits.

     INVESTING ACTIVITIES resulted in a net cash outflow during the first quarter of 1999 because of plant additions, decommissioning fund deposits, and additions to restricted investments. In 1998, the net cash outflow resulted from plant additions, additions to restricted and other investments, and decommissioning fund deposits.


OTHER MATTERS

     On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market ("Strategic Plan Initiative"). Subsequently, an independent assessment of the impact on Old Dominion of transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the Strategic Plan Initiative. The Strategic Plan Initiative currently calls for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 to 2003 with the funds to be used for the prepayment of a portion of outstanding debt. The Plan will be updated annually based on any revised projections, projected targets and the status of the Plan's objective. The Board of Directors will approve all revisions or modifications to the Plan. In conjunction with the Strategic Plan Initiative, Old Dominion has accelerated the recovery in rates of certain assets aggregating $42.0 million through March 31, 1999.

     In accordance with Old Dominion's Strategic Plan Initiative, on May 10, 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on the North Anna and Clover Power Stations during the period January 1, 1999, through December 31, 2003, and recover the additional expense through rates pursuant to the comprehensive rate formula filed with and approved by the Federal Energy Regulatory Commission. The additional depreciation expense to be recorded annually will be equal to margins in excess of Old Dominion's costs and times interest earned ratio ("TIER") requirement of 1.20, but will not exceed budgeted annual margins in excess of costs and TIER. Old Dominion anticipates recording additional depreciation of approximately $43.7 million in 1999. Old Dominion recorded $14.2 million of additional depreciation expense in the first quarter of 1999. Rates previously approved by the Board of Directors for 1999 were designed to include approximately $45.0 million of margins in excess of costs and TIER. Consequently, the action undertaken by the Board of Directors on May 10, 1999 will not result in a change in rates from those previously planned and approved.

     Based on the Strategic Plan Initiative, annual depreciation expense will be reduced, beginning in 2004, based on the remaining net book values of North Anna and Clover at December 31, 2003. Depreciation expense will be calculated based on the straight-line method over the remaining useful lives of the plants.

     Old Dominion holds an approximate 30% equity interest in CSC Services, Inc. ("CSC"), formed in 1995 by Old Dominion and 10 of its 12 member distribution systems to explore alternative business opportunities on behalf of the cooperatives. During 1996, CSC invested in an approximate one-half interest in Seacoast Power LLC, whose wholly owned subsidiary, Seacoast, Inc. ("Seacoast"), executed a six-month power sales contract with INECEL, the state-owned electric utility in Ecuador. Because of contract disputes, INECEL did not pay invoices rendered by Seacoast for energy made available under the terms of the power sales contract. Accordingly, in July 1996, Seacoast filed a $26.0 million lawsuit in Ecuador against INECEL seeking to recover amounts owed under the power sales contract, plus damages and fees. A trial date has not been set. In August 1998, CSC sold its interest in Seacoast Power LLC to the other participants in Seacoast Power LLC for $100,000.

    On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. On January 29, 1998, the Texas Court of Appeals issued an order affirming the default judgment against Seacoast but reversing and remanding the award of any damages as factually unsupported. On March 18, 1998, Seacoast filed an appeal challenging the refusal by the Texas Court of Appeals to set aside the judgment. That appeal was denied. As a condition of the sale of its interest in Seacoast Power LLC, CSC agreed to fund approximately one-half of any further costs that may be necessary to defend Seacoast against this action if the damage claim is pursued. Management of CSC believes there is no basis for the lawsuit and no additional amount has been recorded as a liability by Old Dominion.

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

     VIRGINIA. On March 25, 1999, the governor of Virginia signed into law comprehensive electric utility restructuring legislation. The legislation provides for retail choice to begin on January 1, 2002, and be completed by January 1, 2004. Previously regulated electric utilities must unbundle the component parts of generation, transmission, and distribution. Power transmission and distribution will remain under government regulation; however, power generation will be deregulated and utilities will be able to compete for customers in the open market. Cooperatives will continue to be the default supplier for their members consumers.

     The deregulation plan calls for capping rates, excluding the recovery of fuel costs, from January 1, 2002 to July 1, 2007, during which time competition for power generation will be introduced into the state's electric utility industry. The rates will be capped at the levels in effect on July 1, 1999; however, a utility can petition the Virginia State Corporation Commission for an increase in rates prior to January 1, 2001. Utilities may use revenues collected during the transition period to recover the costs of nuclear power plants and other assets that could lose their values in a competitive market. Old Dominion's Member cooperatives in Virginia will be required to comply with these regulations.

     MARYLAND. On April 8, 1999, the governor of Maryland signed into law restructuring legislation requiring a three-year phase-in of retail competition beginning July 1, 2000. The legislation also calls for a 3.0% to 7.5% rate reduction for residential customers upon commencement of competition, followed by a four-year rate freeze for all customers. Similar to legislation adopted in Virginia, power generation will be deregulated and utilities will compete for customers in the open market. Old Dominion's Member cooperative in Maryland will be required to comply with the legislation as it was passed.

     DELAWARE. On March 31, 1999, the governor of Delaware signed into law legislation requiring a phase-in of retail competition beginning October 1, 1999, for customers of the state's investor-owned electric utility and beginning April 1, 2000, for cooperative customers, including customers of Old Dominion's Members. Rates for residential customers of the state's investor-owned electric utility are to be reduced 7.5% effective October 1, 1999, after which the rates will be frozen for four years. Rates for all other customer classes are to be frozen for three years. Cooperative customers' rates are to be frozen at current levels for five years. As in Virginia and Maryland, this legislation provides that power generation be deregulated and utilities compete for customers in the open market.

     With the electric utility industry moving toward a competitive environment, it has become necessary for Old Dominion and its Members to develop innovative approaches to serving traditional markets. In a competitive environment, generating utilities such as Old Dominion are no longer guaranteed the recovery of prudently incurred costs. Generating utilities with costs that exceed market prices could suffer significant losses. Additionally, the loss of customers could also have a significant impact on a utility's results of operations. In the case of Old Dominion and its Members, the loss of a significant portion of load could cause a reduction in revenues and cash flows. The resulting decrease in Member revenues could also cause Old Dominion to lose its tax-exempt status. Management is currently working with the Members through the Strategic Plan Initiative to improve Old Dominion's and the Members' competitive position. Old Dominion cannot predict the ultimate effect competition will have on results of operations and future cash flows.


YEAR 2000 COMPLIANCE

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

     Old Dominion's goal is to ensure that key systems, applications and third-party relationships have been evaluated and will continue operating into the year 2000 and thereafter. Given the magnitude and complexity of the year 2000 issue, Old Dominion cannot guarantee that every problem will be found and corrected prior to January 1, 2000. Therefore, Old Dominion is focusing on critical operating and business systems and anticipates having a contingency plan in place by June 1999 to deal with any problems should they occur.

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

    As operator of both the North Anna and Clover power stations, Virginia Power is responsible for ensuring that the plants are year 2000 ready. North Anna is expected to be year 2000 ready by October 31, 1999. Unit 2 is scheduled for a regular maintenance and refueling outage in September 1999 and final remediation work will be done during that outage. Virginia Power has represented that it will have extensive experience performing remediation at three nuclear units, including North Anna Unit 1, prior to that time and, thus, is confident that the work on Unit 2 will be achieved quickly. Clover is expected to be year 2000 ready by July 1999. Virginia Power's contingency planning efforts to ensure continuity of operations into and beyond the year 2000 are essentially complete. Minor updates and final reviews will be completed during the second quarter of 1999. Virginia Power has existing contingency plans in place in case of an extraordinary event, which may cause interruptions in service. Year 2000 contingency planning is an extension of these existing plans.

    Additionally, Virginia Power participated in the first nationwide drill coordinated by the North American Electric Reliability Council on April 9, 1999, to examine how utilities would cope with a loss of voice and date communications. Virginia Power will participate in a second nationwide drill on September 8 - 9, 1999.

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

    Regarding third party power suppliers, Old Dominion receives a significant portion of its power from other parties and is interconnected with other utilities at more than 200 transmission and distribution points. Although Old Dominion has a program to stay abreast of their efforts for year 2000 compliance, Old Dominion does not control their activities and outcome. Non-year 2000 compliance by these third parties could have a detrimental impact on Old Dominion and its Members.

    Old Dominion's estimate of its year 2000 costs is approximately $0.8 million, of which approximately $0.6 million has been expended to date.

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


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         27.  Financial Data Schedule

    (b)  Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OLD DOMINION ELECTRIC COOPERATIVE
                                                   Registrant




Date:   May 14, 1999                   /s/ Daniel M. Walker
                                 ------------------------------------------
                                           Daniel M. Walker
                                  Vice President of Accounting and Finance
                                        (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit                                                         Page
Number               Description of Exhibit                    Number
-------              ----------------------                   -------
   27.      Financial Data Schedule                              20