Form 10-Q
period 1999-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 1999-08-16
CIK 885568

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

The Registrant is a membership corporation and has no authorized or outstanding equity securities.
================================================================================

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------


PART I.  Financial Information


Item 1.  Financial Statements

           Consolidated Balance Sheets - June 30, 1999
             (Unaudited) and December 31, 1998                                 3

           Consolidated Statements of Revenues, Expenses
             and Patronage Capital (Unaudited) - Three
             and Six Months Ended June 30, 1999 and 1998                       5

           Consolidated Statements of Comprehensive
             Income (Unaudited) - Three and Six Months
             Ended June 30, 1999 and 1998                                      6

           Consolidated Statements of Cash Flows
             (Unaudited) - Six Months Ended June
             30, 1999 and 1998                                                 7

           Notes to Consolidated Financial Statements                          8



Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    10


PART II.   Other Information


Item 1.    Legal Proceedings                                                  17

Item 6.    Exhibits and Reports on Form 8-K                                   17

Signature                                                                     18


Exhibit Index                                                                 19

                        OLD DOMINION ELECTRIC COOPERATIVE
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS


                                                             June 30,            December 31,
                                                               1999                  1998
                                                         -----------------     -----------------
                                                                     (in thousands)
ASSETS:                                                        (unaudited)                   (*)
Electric Plant:
     In service                                               $   885,536           $   885,551
     Less accumulated depreciation                               (175,619)             (140,574)
                                                         -----------------     -----------------
                                                                  709,917               744,977
     Nuclear fuel, at amortized cost                                5,254                 8,398
     Construction work in progress                                 14,322                13,591
                                                         -----------------     -----------------
          Net Electric Plant                                      729,493               766,966
                                                         -----------------     -----------------
Investments and Funds:
     Nuclear decommissioning trust fund                            55,556                51,964
     Restricted investments                                       121,723               120,391
     Other investments                                             85,005                38,689
                                                         -----------------     -----------------
          Total Investments and Funds                             262,284               211,044
                                                         -----------------     -----------------
Current Assets:
     Cash and cash equivalents                                     60,386                82,382
     Receivables                                                   38,826                37,367
     Fuel stock                                                     2,908                 3,460
     Materials and supplies, at average cost                        5,744                 5,831
     Prepayments                                                    2,577                 2,533
                                                         -----------------     -----------------
          Total Current Assets                                    110,441               131,573
                                                         -----------------     -----------------
Deferred Charges:
     Regulatory assets                                              3,164                 4,643
     Other assets                                                  13,320                12,318
                                                         -----------------     -----------------
          Total Deferred Charges                                   16,484                16,961
                                                         -----------------     -----------------
               Total Assets                                   $ 1,118,702           $ 1,126,544
                                                         =================     =================




   The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1998, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                           CONSOLIDATED BALANCE SHEETS



                                                                         June 30,            December 31,
                                                                           1999                  1998
                                                                     -----------------     -----------------
                                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES:                                            (unaudited)                   (*)
Capitalization:
     Patronage capital                                                    $   211,826           $   206,530
     Accumulated other comprehensive income                                    (1,063)                  697
     Long-term debt                                                           560,037               584,630
                                                                     -----------------     -----------------
          Total Capitalization                                                770,800               791,857
                                                                     -----------------     -----------------
Current Liabilities:
     Long-term debt due within one year                                        29,590                29,590
     Notes payable                                                              2,400                     -
     Accounts payable                                                          16,383                19,007
     Accounts payable - member deposits                                        43,245                42,204
     Deferred energy                                                            8,854                 2,366
     Accrued interest                                                           3,985                 3,839
     Accrued taxes                                                              1,577                   212
     Other                                                                      3,390                 2,463
                                                                     -----------------     -----------------

          Total Current Liabilities                                           109,424                99,681
                                                                     -----------------     -----------------
Deferred Credits and Other Liabilities:
     Decommissioning reserve                                                   55,556                51,964
     Deferred credits                                                          57,306                58,684
     Obligations under long-term leases                                       124,873               123,614
     Other liabilities                                                            743                   744
                                                                     -----------------     -----------------
          Total Deferred Credits and Other Liabilities                        238,478               235,006
                                                                     -----------------     -----------------
Commitments and Contingencies                                                       -                     -
                                                                     -----------------     -----------------
               Total Capitalization and Liabilities                       $ 1,118,702           $ 1,126,544
                                                                     =================     =================




   The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1998, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)


                                                          Three Months Ended                            Six Months Ended
                                                               June 30,                                     June 30,
                                                ----------------------------------------     ---------------------------------------
                                                      1999                  1998                   1999                  1998
                                                ------------------    ------------------     -----------------     -----------------

                                                                                   (in thousands)

Operating Revenues:
     Sales to members                                   $  84,793             $  82,099            $  191,056             $ 167,774
     Sales to non-member                                      708                   281                   763                   453
                                                ------------------    ------------------     -----------------     -----------------

               Total Operating Revenues                    85,501                82,380               191,819               168,227
                                                ------------------    ------------------     -----------------     -----------------
Operating Expenses:
     Operation:
          Fuel                                             11,993                10,183                22,946                21,162
          Purchased power                                  31,469                32,217                76,583                68,333
          Other                                             6,548                 6,206                12,763                11,955
                                                ------------------    ------------------     -----------------     -----------------
                                                           50,010                48,606               112,292               101,450
     Maintenance                                            1,602                 1,906                 3,893                 3,744
     Administrative and general                             4,848                 3,986                 8,809                 7,777
     Depreciation and amortization                         14,460                12,092                35,424                24,192
     Amortization of lease gains                             (689)                 (689)               (1,378)               (1,378)
     Decommissioning cost                                     170                   170                   340                   340
     Taxes other than income taxes                          1,999                 1,860                 3,880                 3,717
                                                ------------------    ------------------     -----------------     -----------------

               Total Operating Expenses                    72,400                67,931               163,260               139,842
                                                ------------------    ------------------     -----------------     -----------------
Operating Margin                                           13,101                14,449                28,559                28,385
                                                ------------------    ------------------     -----------------     -----------------
Other (Expense)/Income, net                                   (30)                    8                    20                   582
                                                ------------------    ------------------     -----------------     -----------------
Investment Income:
     Interest                                               1,467                 1,138                 2,665                 2,098
     Other                                                    344                    60                   424                   154
                                                ------------------    ------------------     -----------------     -----------------
               Total Investment Income                      1,811                 1,198                 3,089                 2,252
                                                ------------------    ------------------     -----------------     -----------------
Interest Charges:
     Interest on long-term debt, net                       12,445                12,997                26,458                25,992
     Other                                                     24                   137                    57                   200
     Allowance for borrowed funds
          used during construction                            (75)                 (105)                 (145)                 (209)
                                                ------------------    ------------------     -----------------     -----------------
               Net Interest Charges                        12,394                13,029                26,370                25,983
                                                ------------------    ------------------     -----------------     -----------------
                    Net Margin                              2,488                 2,626                 5,298                 5,236
Patronage Capital-beginning of period                     209,338               197,046               206,528               197,552
Capital Credits Payments                                        -                     -                     -                (3,116)
                                                ------------------    ------------------     -----------------     -----------------
Patronage Capital-end of period                         $ 211,826             $ 199,672             $ 211,826             $ 199,672
                                                ==================    ==================     =================     =================



   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                         Three Months Ended                           Six Months Ended
                                                              June 30,                                     June 30,
                                              ----------------------------------------     ---------------------------------------
                                                    1999                   1998                  1999                 1998
                                              ------------------     -----------------     -----------------    ------------------
                                                                                 (in thousands)
Net Margin                                              $ 2,488               $ 2,626               $ 5,298               $ 5,236
Other comprehensive income:
     Unrealized loss on investments                      (1,219)                 (334)               (1,760)                    -
                                              ------------------     -----------------     -----------------    ------------------
Comprehensive income                                    $ 1,269               $ 2,292               $ 3,538               $ 5,236
                                              ==================     =================     =================    ==================



   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                        ---------------------------------------

                                                                              1999                  1998
                                                                        -----------------     -----------------

                                                                                    (in thousands)
Cash From Operating Activities:
     Net margin                                                                 $  5,298              $  5,236
     Adjustments to reconcile net margin to net cash
                    provided by operating activities:
          Depreciation and amortization                                           35,424                24,189
          Other non-cash charges                                                   6,241                 4,343
          Decommissioning cost                                                       340                   340
          Amortization of lease obligation                                         4,348                 4,167
          Gain from lease transactions                                            (1,378)               (1,378)
          Changes in Current Assets and Current Liabilities:
               Change in current assets                                             (864)                1,022
               Change in current liabilities                                       9,743                 5,032
          Deferred charges                                                          (325)                 (801)
          Other assets and liabilities                                            (1,107)                  737
                                                                        -----------------     -----------------

                    Net Cash Provided by Operating Activities                     57,720                42,887
                                                                        -----------------     -----------------
Cash From Financing Activities:
     Reduction in obligations under long-term leases                                (175)               (3,850)
     Payment of long-term debt                                                   (25,784)                 (581)
     Payment of capital credits                                                        -                (3,116)
                                                                        -----------------     -----------------

                    Net Cash Used for Financing Activities                       (25,959)               (7,547)
                                                                        -----------------     -----------------
Cash From Investing Activities:
     Electric plant additions                                                     (1,085)               (3,794)
     Decommissioning fund deposits                                                  (340)                 (340)
     Restricted investments                                                       (4,246)                 (374)
     Other investments                                                           (48,076)               (7,415)
     Retirement work in progress                                                     (10)                  (65)
                                                                        -----------------     -----------------
                    Net Cash Used for Investing Activities                       (53,757)              (11,988)
                                                                        -----------------     -----------------
                         Net Change in Cash and Cash Equivalents                 (21,996)               23,352
Cash and Cash Equivalents - Beginning of Period                                   82,382                61,740
                                                                        -----------------     -----------------
Cash and Cash Equivalents - End of Period                                       $ 60,386              $ 85,092
                                                                        =================     =================



   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    In the  opinion of the  management  of Old  Dominion  Electric Cooperative
      ("Old  Dominion"),  the  accompanying unaudited  consolidated   financial
      statements  contain  all  adjustments,   which  include  only  normal
      recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of June 30, 1999, its consolidated results of operations and its comprehensive income for the three and six months ended June 30, 1999 and 1998, and its consolidated cash flows for the six months ended June 30, 1999 and 1998. The consolidated results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Due to the drought conditions in Virginia, Clover operations have been curtailed. As of August 11, 1999, the plant had water available for 14 days of generation at full load. If the drought continues, Old Dominion will be required to purchase more expensive replacement power. Virginia Power is meeting with the Department of Environmental Quality to discuss possible steps to prolong Clover operations.

3. On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the
      "Plan "). Subsequently, an independent assessment of the impact on Old Dominion of a transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the Plan. The Plan currently calls for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 through 2003 with the funds to be used for the prepayment of a portion of outstanding debt. The Plan will be updated annually based on any revised projections, projected targets, legislation, and the status of the Plan's objective. The Board of Directors will approve all revisions or modifications to the Plan. In conjunction with the Plan, Old Dominion has accelerated the recovery in rates of certain assets aggregating $64.4 million through June 30, 1999, and purchased $26.0 million of outstanding debt.

      In accordance with Old Dominion's strategic Plan, on May 10, 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on generation assets during the period January 1, 1999, through December 31, 2003, and recover the additional expense through rates pursuant to the comprehensive rate formula filed with and approved by the Federal Energy Regulatory Commission. The additional depreciation expense to be recorded annually will be equal to margins in excess of Old Dominion's costs and times interest earned ratio ("TIER") requirement of 1.20, but will not exceed budgeted annual margins in excess of costs and TIER. Old Dominion anticipates recording additional depreciation of approximately $43.7 million in 1999. As of June 30, 1999, Old Dominion had recorded $22.0 million of additional depreciation expense. Because of the seasonal nature of Old Dominion's business, $7.8 million of additional depreciation expense was recorded in the second quarter and $14.2 million was recorded in the first quarter. Rates previously approved by the Board of Directors for 1999 were designed to include approximately $45.4 million of margins in excess of costs and TIER. Consequently, the action undertaken by the Board of Directors on May 10, 1999, will not result in a change in rates from those previously planned and approved.

      Beginning in 2004, annual depreciation expense will be reduced, based on the remaining net book values of the generation assets at December 31, 2003. Depreciation expense will be calculated based on the straight-line method over the remaining useful lives of the assets.

4. On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast, Inc. ("Seacoast") a corporation in which CSC Services, Inc. ("CSC"), an affiliate of Old Dominion, had an indirect ownership interest prior to August 1998. The judgement was pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. On January 29, 1998, the Texas Court of Appeals issued an order affirming the default judgment against Seacoast but reversing and remanding the award of any damages as factually unsupported. On March 18, 1998, Seacoast filed an appeal challenging the refusal by the Texas Court of Appeals to set aside the judgment. That appeal was denied. As a condition of the sale in August 1998, of its interest in Seacoast, CSC agreed to fund approximately one-half of any further costs that may be necessary to defend Seacoast against this action if the damage claim is pursued. Management of CSC believes there is no basis for the lawsuit and no additional amount has been recorded as a liability by Old Dominion.

5. Certain reclassifications have been made to the accompanying prior year's consolidated financial statements to conform to the current year's presentation.

                        OLD DOMINION ELECTRIC COOPERATIVE

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as defined by the Private Securities Litigation Act of 1995, with respect to matters that could have an impact on future operations of Old Dominion. These statements, based on expectations and estimates of management, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to: general business conditions, competition, federal and state regulations, environmental issues, tax status, industry restructuring, year 2000 readiness of Old Dominion, its Members, and those with which they interface, and weather. Given these uncertainties, undue reliance should not be placed on such forward-looking statements.


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

     Sales to a non-member represent sales of excess energy from the Clover Power Station ("Clover") to Virginia Electric and Power Company ("Virginia Power"), pursuant to the requirements of the Clover Operating Agreement. These sales are at a price that does not cover all costs associated with producing such power. Old Dominion and Virginia Power have agreed that the Clover Operating Agreement will have to be renegotiated before deregulation begins.

     The following table summarizes the increases (decreases) in operating revenues by component:


                                                                Three Months              Six Months
                                                                     Ended                   Ended
                                                                    June 30,                June 30,
                                                                1999 vs 1998             1999 vs 1998
                                                                ------------             ------------
                                                                            (in thousands)
                 Sales to Members:
                    Power sales volume                              $ 1,421                 $17,223
                    Blended rates                                      (634)                 (3,702)
                    Fuel adjustment revenues                          3,901                   7,562
                    Margin stabilization plan adjustment             (1,994)                  2,199
                                                                   ---------                --------
                                                                      2,694                  23,282
                 Sales to a non-member                                  427                     310
                                                                   ---------                --------
                                                                    $ 3,121                 $23,592
                                                                   =========                ========


     The marginal increase in operating revenues for the second quarter of 1999 as compared to the corresponding period in 1998, was the result of an increase in fuel adjustment revenues combined with a 3.9% increase in energy revenues. Old Dominion's demand sales for the three months ended June 30, 1999 and 1998, were 3,535 MW and 3,558 MW, respectively. Energy sales for the three months ended June 30, 1999 and 1998, were 1,835,460 MWh and 1,737,205 MWh, respectively.

     The increase in operating revenues in the first half of the year is mainly due to the cold weather in the first quarter. Demand sales for the six-month periods ended June 30, 1999 and 1998, were 7,868 MW and 7,227 MW, respectively. Energy sales for the six-month periods ended June 30, 1999 and 1998, were 4,034,041 MWh and 3,661,337 MWh, respectively.

     Weather affects customer demand for electricity. Hot summers and cold winters increase demand while mild weather reduces demand. The weather's effect is measured using degree days. A degree day is the difference between the average daily temperature and a baseline temperature of 65 degrees. Cooling degree days result when the average daily temperature is above 65 degrees; heating degree days result when the average daily temperature is below 65 degrees. Heating and cooling degree days for the three and six month periods ended June 30, 1999 and 1998, were as follows:



                                                Three Months Ended                   Six Months Ended
                                          ------------------------------       -----------------------------
                                                    June 30,                             June 30,
                                          ------------------------------       -----------------------------
                                           1999        1998      Normal          1999      1998      Normal
                                           ----        ----      -------         ----      ----      ------

     Cooling degree days                    369         431         463           369       462        476
     Percentage change compared
       to prior year                      (14.4)%      40.0%                    (19.9)%    47.6%
     Heating degree days                    292         294         313         2,236     2,028      2,256
     Percentage change compared
       to prior year                       (0.7)%     (37.7)%                    10.2%    (13.2)%



Operating Expenses.

Operations

     Old Dominion has an 11.6% undivided ownership interest in the North Anna Nuclear Power Station ("North Anna") and a 50% undivided ownership interest in Clover. Power plants, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs; however, such facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear power plants, including Old Dominion, incur the embedded fixed costs of these facilities whether or not the units operate.

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

     North Anna and Clover capacity factors for the three and six month periods ended June 30, 1999 and 1998, were as follows:



                                    North Anna                                        Clover
                       --------------------------------------         --------------------------------------
                            Three                  Six                     Three                  Six
                         Months Ended          Months Ended              Months Ended         Months Ended
                            June 30,             June 30,                  June 30,             June 30,
                       --------------------------------------         ---------------------------------------
                        1999      1998         1999     1998            1999      1998        1999     1998
                       ------------------    ----------------         ------------------    -----------------
     Unit 1             103.7%    100.3%       103.4%   100.1%          79.3%     80.4%       78.2%    84.4%
     Unit 2             101.7      65.7        100.1     81.3           92.1      53.9        85.7     56.5
     Combined           102.7      83.0        101.8     90.7           85.7      67.1        82.0     70.5


     North Anna Unit 1 was not off-line during the first six months of 1999 or 1998. Unit 2 was not off-line during the first six months of 1999; however the unit was off-line 30 days for scheduled refueling during the six months ended June 30, 1998. As of June 30, 1999, Unit 1 had been on-line for 266 consecutive days and Unit 2 had been on-line for 286 consecutive days.

     Clover Unit 1 operated for 166 days before it was removed from service in March 1999 for a 16-day scheduled maintenance outage. Additionally, Unit 1 experienced a short scheduled outage (approximately one day) and a short unscheduled outage (approximately five days) during the first half of the year. During the six months ended June 30, 1998, Clover Unit 1 experienced one minor scheduled outage and two minor unscheduled outages (approximately 5 days).

     As of June 30, 1999, Clover Unit 2 had been on-line for 144 consecutive days. In February 1998, Clover Unit 2 was taken off-line for a scheduled chimney liner replacement, which lasted 60 days.

     In addition to power generated at Clover and North Anna, Old Dominion purchases power from Virginia Power, Public Service Electric & Gas Company ("PSE&G"), Delmarva Power & Light Company ("Delmarva"), and others. Old Dominion's energy supply for the three and six month periods ended June 30, 1999 and 1998, was as follows:



                                                Three Months Ended                        Six Months Ended
                                                      June 30,                                 June 30,
                                    ---------------------------------------   -------------------------------------
                                              1999              1998                   1999              1998
                                    ---------------------------------------   -------------------------------------

                                      (MWh)              (MWh)                   (MWh)              (MWh)

     Clover                           824,711    42.7%     646,674    35.4%   1,553,930    37.0%  1,335,717   35.3%
     North Anna                       465,543    24.1      376,212    20.6      922,370    22.0     817,325   21.6
     Purchased Power:
        Virginia Power                220,628    11.4      360,930    19.8      738,464    17.6     758,070   20.0
        PSE&G Contract                296,236    15.3      251,697    13.8      709,028    16.9     536,773   14.2
        Delmarva Power                 69,468     3.6      148,920     8.1      131,932     3.1     236,760    6.3
        Conectiv/PPL                   12,843     0.6            -       -       43,409     1.0           -      -
        Other                          44,016     2.3       42,378     2.3      100,694     2.4      97,250    2.6
                                    ---------   ------   ---------   ------  ----------   ------  ---------  ------
          Total Available Energy    1,933,445   100.0%   1,826,811   100.0%   4,199,827   100.0%  3,781,895  100.0%
                                    =========   ======   =========   ======  ==========   ======  =========  ======


     Increased production at North Anna and Clover and cooler weather in the first quarter of 1999 as compared to 1998 were the primary factors affecting operating expenses in the second quarter and first half of 1999. Purchased power costs were lower and fuel and other operating costs were higher as a result of the increased production. Increased production at Clover and warm weather were the primary factors affecting operating expenses in the second quarter and first half of 1998.

Other Operating Expenses

     Administrative and general expenses increased in the second quarter and first half of 1999 because of a $0.4 million true-up of Clover's 1998 administrative and general expenses combined with expenses incurred in forming Old Dominion's alliance with Reliant Energy, Inc. ("Reliant"). See "Other Matters."

     Depreciation expense increased because of accelerated depreciation recorded on North Anna and Clover plant assets in accordance with Old Dominion's strategic plan. As of June 30, 1999, Old Dominion had recorded $22.0 million of additional depreciation expense. Because of the seasonal nature of Old Dominion's business, $7.8 million of additional depreciation expense was recorded in the second quarter and $14.2 million in the first quarter. In 1998, depreciation expense increased because of accelerated amortization of the North Anna plant acquisition adjustment.

Non-Operating Income and Expenses

     Investment income increased during the second quarter and the first half of 1999 as compared to the same periods in 1998 due to higher investment balances.

     Interest on long-term debt increased in the first half of 1999 as compared to the same period in 1998 because of the accelerated amortization and recovery in rates of a debt prepayment premium of $1.7 million. However, during the second quarter, interest expense decreased due to scheduled debt service and the purchase of $26.0 million of Old Dominion's 1993 Series A bonds in May 1999. The purchase resulted in a net loss of approximately $1.3 million including the write-off of original issuance costs. The net loss has been deferred and is being amortized over the life of the remaining bonds.

Liquidity and Capital Resources

     Operating activities provided $57.7 million in the first half of 1999 and $42.9 million in the first half of 1998. The increase is primarily due to accelerated depreciation recorded on the generating assets in accordance with Old Dominion's strategic plan.

     Financing activities for the six months ended June 30, 1999, resulted in a cash outflow of $26.0 million as Old Dominion used its cash from operations for the purchase of $26.0 million of outstanding debt in May.

     Investing activities for the six months ended June 30, 1999, mainly additions to other investments to set up Old Dominion's strategic plan fund, resulted in a net cash outflow of $53.8 million. Other investments are classified as available-for-sale, and accordingly, are carried at fair value. Unrealized gains and losses on other investments, if material, are reflected as a component of capitalization.


Other Matters

     Due to drought conditions in Virginia, Clover operations have been curtailed. As of August 11, 1999, the plant had water available for 14 days of generation at full load. If the drought continues, Old Dominion will be required to purchase more expensive replacement power. Virginia Power is meeting with the Department of Environmental Quality to discuss possible steps to prolong Clover operations.

     In May 1999, Old Dominion signed an alliance agreement with Reliant to better position Old Dominion for the deregulation of the electric utility industry. Old Dominion and Reliant will work together to evaluate future business relationships in order to improve and expand service options and lower energy costs to Old Dominion's Members.

     On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast, Inc. ("Seacoast") a corporation in which CSC Services, Inc. ("CSC"), an affiliate of Old Dominion, had a indirect ownership interest prior to August 1998. The judgement was pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. On January 29, 1998, the Texas Court of Appeals issued an order affirming the default judgment against Seacoast but reversing and remanding the award of any damages as factually unsupported. On March 18, 1998, Seacoast filed an appeal challenging the refusal by the Texas Court of Appeals to set aside the judgment. That appeal was denied. As a condition of the sale in August 1998 of its interest in Seacoast, CSC agreed to fund approximately one-half of any further costs that may be necessary to defend Seacoast against this action if the damage claim is pursued. Management of CSC believes there is no basis for the lawsuit and no additional amount has been recorded as a liability by Old Dominion.

Strategic Plan

     On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Plan"). Subsequently, an independent assessment of the impact on Old Dominion of a transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the Plan. The Plan currently calls for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 through 2003 with the funds to be used for the prepayment of a portion of outstanding debt. The Plan will be updated annually based on any revised projections, projected targets, legislation, and the status of the Plan's objective. The Board of Directors will approve all revisions or modifications to the Plan. In conjunction with the Plan, Old Dominion has accelerated the recovery in rates of certain assets aggregating $64.4 million through June 30, 1999, and purchased $26.0 million of outstanding debt.

     In accordance with Old Dominion's strategic Plan, on May 10, 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on generating assets during the period January 1, 1999, through December 31, 2003, and recover the additional expense through rates pursuant to the comprehensive rate formula filed with and approved by the Federal Energy Regulatory Commission. The additional depreciation expense to be recorded annually will be equal to margins in excess of Old Dominion's costs and times interest earned ratio ("TIER") requirement of 1.20, but will not exceed budgeted annual margins in excess of costs and TIER. Old Dominion anticipates recording additional depreciation of approximately $43.7 million in 1999. As of June 30, 1999, Old Dominion recorded had $22.0 million of additional depreciation expense. Because of the seasonal nature of Old Dominion's business, $7.8 million of additional depreciation expense was recorded in the second quarter and $14.2 million in the first quarter. Rates previously approved by the Board of Directors for 1999 were designed to include approximately $45.4 million of margins in excess of costs and TIER. Consequently, the action undertaken by the Board of Directors on May 10, 1999, will not result in a change in rates from those previously planned and approved.

     Beginning in 2004, annual depreciation expense will be reduced, based on the remaining net book values of the generation assets at December 31, 2003. Depreciation expense will be calculated based on the straight-line method over the remaining useful lives of the assets.


Competition and Changing Regulations

     The electric utility industry is becoming increasingly competitive as a result of deregulation, competing energy suppliers, new technology, and other factors. The Energy Policy Act of 1992 amended the Federal Power Act and the Public Utilities Holding Company Act to allow for increased competition among wholesale electricity suppliers and increased access to transmission services by such suppliers. A number of other significant factors have affected the operations of electric utilities, including the availability and cost of fuel for the generation of electric energy; the use of alternative fuel sources for space and water heating and household appliances; fluctuating rates of load growth; compliance with environmental and other governmental regulations; licensing and other delays affecting the construction, operation, and cost of new and existing facilities; and the effects of conservation, energy management, and other governmental regulations on the use of electric energy. All of these factors present an increasing challenge to companies in the electric utility industry, including Old Dominion and its Members, to reduce costs, increase efficiency and innovation, and improve management of resources.

     Virginia. On March 25, 1999, the governor of Virginia signed into law comprehensive electric utility restructuring legislation. The legislation provides for retail choice to begin on January 1, 2002, and be completed by January 1, 2004. Previously regulated electric utilities must unbundle the component parts of generation, transmission, and distribution. Power transmission and distribution will remain under government regulation; however, power generation will be deregulated and utilities will be able to compete for customers in the open market. Cooperatives will continue to be the default supplier for their members' consumers.

     The deregulation plan calls for capping rates, excluding the recovery of fuel costs, from January 1, 2001 to July 1, 2007, during which time competition for power generation will be introduced into the state's electric utility industry. The rates will be capped at the levels in effect on July 1, 1999; however, a utility can petition the Virginia State Corporation Commission for an increase in rates prior to January 1, 2001. Utilities may use revenues collected during the transition period to recover the costs of nuclear power plants and other assets that could lose their values in a competitive market. Old Dominion's Member cooperatives in Virginia will be required to comply with these regulations.

     Maryland. On April 8, 1999, the governor of Maryland signed into law restructuring legislation requiring a three-year phase-in of retail competition beginning July 1, 2000. For the cooperatives, retail choice will begin no later than July 1, 2003. The legislation also calls for a 3.0% to 7.5% rate reduction for residential customers upon commencement of competition, followed by a four-year rate freeze for all customers. Similar to legislation adopted in Virginia, power generation will be deregulated and utilities will compete for customers in the open market. Old Dominion's Member cooperative in Maryland will be required to comply with the legislation as it was passed.

     Delaware. On March 31, 1999, the governor of Delaware signed into law legislation requiring a phase-in of retail competition beginning October 1, 1999, for customers of the state's investor-owned electric utility and beginning April 1, 2000, for cooperative customers, including customers of Old Dominion's Member cooperatives in Delaware. Rates for residential customers of the state's investor-owned electric utility are to be reduced 7.5% effective October 1, 1999, after which the rates will be frozen for four years. Rates for all other customer classes are to be frozen for three years. Cooperative customers' rates are to be frozen at current levels for five years. As in Virginia and Maryland, this legislation provides that power generation be deregulated and utilities compete for customers in the open market.

     With the electric utility industry moving toward a competitive environment, it has become necessary for Old Dominion and its Members to develop innovative approaches to serving traditional markets. In a competitive environment, generating utilities such as Old Dominion may no longer recover prudently incurred costs. Generating utilities with costs that exceed market prices could suffer significant losses. Additionally, the loss of customers could also have a significant impact on a utility's results of operations. In the case of Old Dominion and its Members, the loss of a significant portion of load could cause a reduction in revenues and cash flows. The resulting decrease in Member revenues could also cause Old Dominion to lose its tax-exempt status. Management is currently working with the Members through its strategic Plan to improve Old Dominion's and the Members' competitive position. Old Dominion cannot predict the ultimate effect competition will have on results of operations and future cash flows.


Year 2000 Compliance

     At July 31, 1999, Old Dominion's efforts to remediate year 2000 computer problems were approximately 99% complete. Final preparations during the remainder of 1999 will focus on finalizing contingency plans. Old Dominion expects to be 100% complete by October 1, 1999. Total expenditures for year 2000 costs are estimated to be $0.7 million, including Old Dominion's portion of the cost to prepare North Anna and Clover for the rollover to 2000. Old Dominion estimates that approximately $0.6 million has been spent as of June 30, 1999. Remaining expenditures are primarily for finalizing contingency plans to address Old Dominion's response to any year 2000 problems should they occur.

     As part of the year 2000 compliance process, Old Dominion must determine and evaluate most reasonably likely worst case scenarios. Old Dominion has identified its most reasonably likely worst case scenarios as the temporary loss of a portion of generation capacity and third party power suppliers' failure to be year 2000 compliant. Based on information supplied by Virginia Power, Old Dominion does not believe that a temporary loss of generation capacity will have a material adverse impact on Old Dominion's results of operations. Regarding third party power suppliers, Old Dominion receives a significant portion of its power from other parties and is interconnected with other utilities at more than 200 transmission and distribution points. Although Old Dominion has a program to stay abreast of their efforts for year 2000 compliance, Old Dominion does not control their activities or year 2000 compliance efforts. Non-year 2000 compliance by these third parties could have a material adverse impact on Old Dominion and its Members.

     Virginia Power, as operator of the North Anna and Clover power stations, is responsible for ensuring that the plants are year 2000 ready by January 1, 2000. Virginia Power has represented that systems essential to providing electricity are year 2000 ready. Contingency planning efforts to ensure continuity of operations into and beyond the year 2000 are essentially complete with only minor updates remaining. Virginia Power already has extensive contingency plans in place in case of an extraordinary event, which may cause interruptions in service. Its year 2000 contingency plans are an extension of those existing plans.

     On April 9, 1999, Virginia Power successfully participated in the first nationwide drill coordinated by the North American Electric Reliability Council to examine how utilities would cope with a loss of voice and data communications and to demonstrate the ability of utilities to use backup systems to communicate operating information. Actual communications systems were not shut down during the exercise.

     Old Dominion and Virginia Power will participate in a second drill on September 9, 1999. The exercise will simulate the implementation of administration, operating, communications, and contingency response plans for the year 2000 transition.

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


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           27. Financial Data Schedule

     (b)   Reports on Form 8-K.

           The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OLD DOMINION ELECTRIC COOPERATIVE
                                                    Registrant




Date:     August 12, 1999                        /s/ Daniel M. Walker
                                        ----------------------------------------
                                                    Daniel M. Walker
                                        Vice President of Accounting and Finance
                                                 (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit                                                                    Page
Number                        Description of Exhibit                      Number
------                        ----------------------                     -------
    27.       Financial Data Schedule                                         20