Form 10-Q
period 1999-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 1999-11-15
CIK 885568

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    ----                  SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

    ----  c  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____ to_____

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

--------------------------------------------------------------------------------

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX


                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.  Financial Information


Item 1.     Financial Statements

               Consolidated Balance Sheets - September 30, 1999 (Unaudited)
                 and December 31, 1998                                                  3

               Consolidated Statements of Revenues, Expenses and
                 Patronage Capital (Unaudited) - Nine Months Ended
                 September 30, 1999 and 1998                                            5

               Consolidated Statements of Comprehensive Income (Unaudited) -
                 Nine Months Ended September 30, 1999 and 1998                          6

               Consolidated Statements of Cash Flows (Unaudited) - Nine
                 Months Ended September 30, 1999 and 1998                               7

               Notes to Consolidated Financial Statements                               8



Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                            10


PART II.  Other Information


Item 1.     Legal Proceedings                                                          18

Item 6.     Exhibits and Reports on Form 8-K                                           18

Signature                                                                              19


Exhibit Index                                                                          20

                        OLD DOMINION ELECTRIC COOPERATIVE
                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS



                                                 SEPTEMBER 30,      DECEMBER 31,
                                                      1999              1998
                                                  -----------       ----------
                                                           (in thousands)
                                                   (unaudited)           (*)

ASSETS:
Electric Plant:
      In service                                  $   885,638      $   885,551
      Less accumulated depreciation                  (194,057)        (140,574)
                                                  -----------      -----------
                                                      691,581          744,977
      Nuclear fuel, at amortized cost                   3,973            8,398
      Construction work in progress                    19,101           13,591
                                                  -----------      -----------
            Net Electric Plant                        714,655          766,966
                                                  -----------      -----------
Investments and Funds:
      Nuclear decommissioning trust fund               53,654           51,964
      Restricted investments                          123,707          120,391
      Other investments                                83,117           38,689
                                                  -----------      -----------
            Total Investments and Funds               260,478          211,044
                                                  -----------      -----------
Current Assets:
      Cash and cash equivalents                        50,933           82,382
      Receivables                                      33,472           37,367
      Fuel stock                                        2,265            3,460
      Materials and supplies, at average cost           6,003            5,831
      Prepayments                                       2,711            2,533
      Deferred energy                                   6,033                -
                                                  -----------      -----------
            Total Current Assets                      101,417          131,573
                                                  -----------      -----------
Deferred Charges:
      Regulatory assets                                 3,171            4,643
      Other assets                                     15,074           12,318
                                                  -----------      -----------
            Total Deferred Charges                     18,245           16,961
                                                  -----------      -----------
                  Total Assets                    $ 1,094,795      $ 1,126,544
                                                  ===========      ===========



   The accompanying notes are an integral part of the consolidated financial statements.

(*) The Consolidated Balance Sheet at December 31, 1998, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                           CONSOLIDATED BALANCE SHEETS



                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999            1998
                                                              -----------      -----------
                                                                     (in thousands)
                                                              (unaudited)           (*)

CAPITALIZATION AND LIABILITIES:
Capitalization:
      Patronage capital                                       $   214,336      $   206,530
      Accumulated other comprehensive income                       (2,031)             697
      Long-term debt                                              544,076          584,630
                                                              -----------      -----------
            Total Capitalization                                  756,381          791,857
                                                              -----------      -----------
Current Liabilities:
      Long-term debt due within one year                           29,590           29,590
      Accounts payable                                             20,176           19,007
      Accounts payable - Member deposits                           31,349           42,204
      Deferred energy                                                   -            2,366
      Accrued interest                                             14,774            3,839
      Accrued taxes                                                 2,224              212
      Other                                                         2,466            2,463
                                                              -----------      -----------
            Total Current Liabilities                             100,579           99,681
                                                              -----------      -----------
Deferred Credits and Other Liabilities:
      Decommissioning reserve                                      53,654           51,964
      Deferred credits                                             56,617           58,684
      Obligations under long-term leases                          126,821          123,614
      Other liabilities                                               743              744
                                                              -----------      -----------
            Total Deferred Credits and Other Liabilities:         237,835          235,006
                                                              -----------      -----------
Commitments and Contingencies                                         -                -
                                                              -----------      -----------
                  Total Capitalization and Liabilities        $ 1,094,795      $ 1,126,544
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

                        OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                               ------------------------      --------------------------
                                                 1999           1998            1999           1998
                                               ---------      ---------      ---------      -----------
                                                                 (in thousands)


Operating Revenues:
      Sales to members                         $ 108,551      $ 100,612      $ 299,607      $ 268,386
      Sales to non-member                             90            472            853            925
                                               ---------      ---------      ---------      ---------
                  Total Operating Revenues       108,641        101,084        300,460        269,311
                                               ---------      ---------      ---------      ---------
Operating Expenses:
      Operation:
            Fuel                                  11,683         12,687         34,629         33,849
            Purchased power                       51,098         48,457        127,681        116,790
            Other                                  6,451          6,413         19,214         18,368
                                               ---------      ---------      ---------      ---------
                                                  69,232         67,557        181,524        169,007
      Maintenance                                  1,558          1,841          5,451          5,585
      Administrative and general                   4,347          3,535         13,156         11,312
      Depreciation and amortization               18,438         12,163         53,862         36,355
      Amortization of lease gains                   (689)          (689)        (2,067)        (2,067)
      Decommissioning cost                           171            171            511            511
      Taxes other than income taxes                1,895          1,952          5,775          5,669
                                               ---------      ---------      ---------      ---------
                  Total Operating Expenses        94,952         86,530        258,212        226,372
                                               ---------      ---------      ---------      ---------
Operating Margin                                  13,689         14,554         42,248         42,939
                                               ---------      ---------      ---------      ---------

Other (Expense)/Income, net                          (33)            42            (13)           624
                                               ---------      ---------      ---------      ---------

Investment Income:
      Interest                                     1,212          1,101          3,877          3,199
      Other                                           86             40            510            194
                                               ---------      ---------      ---------      ---------
                  Total Investment Income          1,298          1,141          4,387          3,393
                                               ---------      ---------      ---------      ---------

Interest Charges:
      Interest on long-term debt, net             11,860         13,072         38,318         39,064
      Other                                          666            129            723            329
      Allowance for borrowed funds
            used during construction                 (82)          (106)          (227)          (315)
                                               ---------      ---------      ---------      ---------
                  Net Interest Charges            12,444         13,095         38,814         39,078
                                               ---------      ---------      ---------      ---------
                        Net Margin                 2,510          2,642          7,808          7,878
Patronage Capital-Beginning of Period            211,826        199,672        206,528        197,552
Capital Credits Payments                             -              -              -           (3,116)
                                               ---------      ---------      ---------      ---------
Patronage Capital-End of Period                $ 214,336      $ 202,314      $ 214,336      $ 202,314
                                               =========      =========      =========      =========




   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                  STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------     ----------------------
                                                     1999        1998        1999         1998
                                                   -------      ------     --------      --------
                                                                 (in thousands)


Net Margin                                         $ 2,510      $ 2,642     $ 7,808      $ 7,878
Other comprehensive income:
      Unrealized (losses)/gains on investments        (968)         751      (2,728)       1,228
                                                   -------      -------     -------      -------
Comprehensive income                               $ 1,542      $ 3,393     $ 5,080      $ 9,106
                                                   =======      =======     =======      =======



   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          --------------------------
                                                                            1999             1998
                                                                          --------         ---------
                                                                               (in thousands)


Operating Activities:
      Net margin                                                          $   7,808      $   7,878
      Adjustments to reconcile net margin to net cash
         provided by operating activities:
            Depreciation and amortizaiton                                    53,862         36,355
            Other non-cash charges                                            8,169          6,464
            Decommissioning cost                                                511            511
            Amortization of lease obligations                                 6,536          6,264
            Gain from lease transactions                                     (2,067)        (2,067)
            Change in current assets and liabilities:
                  Change in current assets                                   (1,293)        (2,349)
                  Change in current liabilities                                 898         33,412
            Increase in deferred charges                                       (328)          (363)
            Decrease in other assets and liabilities                         (2,914)           245
                                                                          ---------      ---------
                        Net Cash Provided By Operating Activities            71,182         86,350
                                                                          ---------      ---------

Financing Activities:
      Obligations under long-term lease                                        (262)          (248)
      Payment of long-term debt, net                                        (42,342)          (581)
      Payment of capital credits                                                -           (3,116)
                                                                          ---------      ---------
                        Net Cash Used For Financing Activities              (42,604)        (3,945)
                                                                          ---------      ---------

Investing Activities:
      Additions to electric plant                                            (5,966)        (7,686)
      Decommissioning fund deposits                                            (511)          (511)
      Restricted investments                                                 (6,383)        (8,467)
      Other investments                                                     (47,156)        (6,108)
      Retirement work in progress                                               (11)          (107)
                                                                          ---------      ---------
                        Net Cash Used For Investing Activities              (60,027)       (22,879)
                                                                          ---------      ---------
                              Net Change in Cash and Cash Equivalents       (31,449)        59,526
Cash and Cash Equivalents - Beginning of Period                              82,382         61,740
                                                                          ---------      ---------
Cash and Cash Equivalents - End of Period                                 $  50,933      $ 121,266
                                                                          =========      =========


   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of September 30, 1999, its consolidated results of operations and its comprehensive income for the three and nine months ended September 30, 1999 and 1998, and its consolidated cash flows for the nine months ended September 30, 1999 and 1998. The consolidated results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Because of severe summer drought conditions in Virginia, on August 7, 1999, the Clover Power Station ("Clover") was forced to operate at minimum load (150MW) to conserve water. The units were operated at capacity during the day to meet peak loads. However, at night, load was reduced to 150 MW on each unit to conserve water. The station requested and received a Consent Special Order variance on August 26, 1999, which allowed the station to resume withdrawing water to support full load operations, and on August 27, 1999, the units were released for full operations. Both units experienced significant reductions in generation during the intervening period. As a result, Old Dominion was required to purchase more expensive replacement power.

3. On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Plan "). Subsequently, an independent assessment of the impact on Old Dominion of a transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the Plan. The Plan currently calls for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 through 2003 with the funds to be used for the prepayment of a portion of outstanding debt. The Plan will be updated periodically based on any revised projections, projected targets, legislation, and the status of the Plan's objective. The Board of Directors will approve all revisions or modifications to the Plan. In conjunction with the Plan, Old Dominion has accelerated the recovery in rates of certain assets (including accelerated depreciation on generating assets discussed below) aggregating $76.3 million through September 30, 1999, and purchased $42.7 million of outstanding debt.

      In conjunction with the Plan, on May 10, 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on generation assets during the period January 1, 1999, through December 31, 2003, and to recover the additional expense through rates pursuant to the comprehensive rate formula filed with and approved by the Federal Energy Regulatory Commission. The additional depreciation expense to be recorded annually will be equal to margins in excess of Old Dominion's costs and times interest earned ratio ("TIER") requirement of 1.20, but will not exceed budgeted annual margins in excess of costs and TIER. Old Dominion anticipates recording additional depreciation of approximately $43.7 million in 1999. As of September 30, 1999, Old Dominion had recorded $34.3 million of additional depreciation expense. Due to the seasonal nature of Old Dominion's business, $14.6 million was recorded in the first quarter, $7.8 million in the second quarter, and $11.9 million in the third quarter. Rates previously approved by the Board of Directors for 1999 were designed to include approximately $45.4 million of margins in excess of costs and TIER. Consequently, the action undertaken by the Board of Directors on May 10, 1999, will not result in a change in rates from those previously planned and approved.

      Beginning in 2004, annual depreciation expense will be reduced, based on the remaining net book values of the generation assets at December 31, 2003. Depreciation expense will be calculated based on the straight-line method over the remaining useful lives of the assets.

4. On May 24, 1996, a default judgment of approximately $27.0 million was rendered against Seacoast, Inc. ("Seacoast") a corporation in which CSC Services, Inc. ("CSC"), an affiliate of Old Dominion, had an indirect ownership interest prior to August 1998. The judgment was pursuant to a claim filed in the District Court of Travis County, Texas, by an entity seeking damages for breach of an oral contract by the former owners of Seacoast. On January 29, 1998, the Texas Court of Appeals issued an order affirming the default judgment against Seacoast but reversing and remanding the award of any damages as factually unsupported. On March 18, 1998, Seacoast filed an appeal challenging the refusal by the Texas Court of Appeals to set aside the judgment. That appeal was denied. As a condition of the sale in August 1998 of its interest in Seacoast, CSC agreed to fund approximately one-half of any further costs that may be necessary to defend Seacoast against this action if the damage claim is pursued. Management of CSC believes there is no basis for the lawsuit and no additional amount has been recorded as a liability by Old Dominion.

5. Certain reclassifications have been made to the accompanying prior year's consolidated financial statements to conform to the current year's presentation.

                        OLD DOMINION ELECTRIC COOPERATIVE

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as defined by the Private Securities Litigation Act of 1995, with respect to matters that could have an impact on future operations of Old Dominion. These statements, based on expectations and estimates of management, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to: general business conditions, competition; federal and state regulations; environmental issues; tax status; industry restructuring; Year 2000 readiness of Old Dominion, its Members, and those with which they interface; and weather. Given these uncertainties, undue reliance should not be placed on such forward-looking statements.


RESULTS OF OPERATIONS

OPERATING REVENUES

     Old Dominion's operating revenues are derived from power sales to its Members and to a non-member. Revenues from sales to Members are a function of the requirement for power by the Members' consumers and Old Dominion's cost of service in meeting that requirement. The major factors affecting Members' consumers' demand for power are the growth in the number of consumers, seasonal weather fluctuations, and, in the future, retail competition.

     Sales to a non-member represent sales of excess energy from the Clover Power Station ("Clover") to Virginia Electric and Power Company ("Virginia Power"), pursuant to the requirements of the Clover Operating Agreement. In light of deregulation initiatives in Virginia, Old Dominion and Virginia Power have agreed that the Clover Operating Agreement will have to be restructured prior to January 1, 2002, to permit Old Dominion to sell its excess energy from Clover to others or to Virginia Power on changed terms.

     The following table summarizes the increases (decreases) in operating revenues by component:



                                                          Three Months    Nine Months
                                                               Ended         Ended
                                                          September 30,  September 30,
                                                          1999 vs 1998   1999 vs 1998
                                                          ------------   ------------
                                                                 (in thousands)

          Sales to Members:
             Power sales volume                           $  4,416      $ 21,571
             Blended rates                                  (5,350)       (8,984)
             Fuel adjustment revenues                        2,779        10,341
             Margin stabilization plan adjustment            2,758         4,957
             Margin stabilization returned to Members        3,336         3,336
                                                          --------      --------
                                                             7,939        31,221
          Sales to a non-member                               (382)          (72)
                                                          --------      --------
                                                          $  7,557      $ 31,149
                                                          ========      ========


     The increase in operating revenues in the third quarter of 1999 as compared to the corresponding period in 1998 was the result of a 3.4% increase in energy revenues caused by the hot weather combined with an increase in fuel adjustment revenues. Old Dominion's demand sales for the three months ended September 30, 1999 and 1998, were 4,594 MW and 4,404 MW, respectively. Energy sales for the three months ended September 30, 1999 and 1998, were 2,364,827 MWh and 2,287,399 MWh, respectively.

     The increase in operating revenues in the first nine months of the year is mainly due to the cold weather in the first quarter and the hot weather in the third quarter. Demand and energy revenues increased 2.7% and 7.0%, respectively. Demand sales for the nine months ended September 30, 1999 and 1998, were 12,462 MW and 11,631 MW, respectively. Energy sales for the nine months ended September 30, 1999 and 1998, were 6,398,868 MWh and 5,948,737 MWh, respectively.

     Weather affects customer demand for electricity. Hot summers and cold winters increase demand while mild weather reduces demand. The weather's effect is measured using degree days. A degree day is the difference between the average daily temperature and a baseline temperature of 65 degrees. Cooling degree days result when the average daily temperature is above 65 degrees; heating degree days result when the average daily temperature is below 65 degrees. Heating and cooling degree days for the three and nine month periods ended September 30, 1999 and 1998, were as follows:


                                             Three Months Ended                    Nine Months Ended
                                       -------------------------------        -----------------------------
                                               September 30,                         September 30,
                                       -------------------------------        -----------------------------
                                         1999        1998       Normal          1999        1998     Normal
                                       --------    --------     ------        --------    --------   ------
     Cooling degree days                1,056         1,108       1,085         1,425       1,570      1,561
     Percentage change compared
       to prior year                     (4.7)%        16.3%                     (9.2)%      24.0%
     Heating degree days                   15             6          20         2,251       2,034      2,276
     Percentage change compared
       to prior year                    150.0%        (83.3)%                    10.7%      (13.3)%



OPERATING EXPENSES

OPERATIONS

     Old Dominion has an 11.6% undivided ownership interest in the North Anna Nuclear Power Station ("North Anna") and a 50.0% undivided ownership interest in Clover. Power plants, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs; however, such facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear power plants, including Old Dominion, incur the embedded fixed costs of these facilities whether or not the units operate.

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

     North Anna and Clover capacity factors for the three and nine month periods ended September 30, 1999 and 1998, were as follows:



                                      North Anna                                       Clover
                        ------------------------------------            -----------------------------------
                             Three                 Nine                     Three                 Nine
                          Months Ended         Months Ended              Months Ended         Months Ended
                          September 30,        September 30,             September 30,        September 30,
                        --------------         -------------            --------------        -------------
                        1999      1998         1999     1998            1999      1998        1999    1998
                        ----      ----         ----     ----            ----      ----        ----    ----

     Unit 1             103.8%     76.9%       103.5%    92.2%          83.5%     87.6%       80.3%    85.8%
     Unit 2              77.6      97.9         93.2     86.9           85.6      87.8        86.0     67.3
     Combined            90.7      87.4         98.4     89.6           84.6      87.7        83.2     76.6

     There were no significant, unplanned outages at North Anna during the first nine months of 1999. As of September 30, 1999, Unit 1 had been on-line for 358 consecutive days. Unit 2 was removed from service in mid-September for a scheduled refueling. During the first nine months of 1998, both Units 1 and 2 were off-line for scheduled maintenance and refueling. Unplanned outages were minor.

     Clover Unit 1 operated for 166 days before it was removed from service in March 1999 for a 16-day scheduled maintenance outage. As of September 30, 1999, Clover Unit 2 had been in operation for 236 consecutive days. On August 7, 1999, Clover experienced very low water flow due to continued drought conditions in the state. As a result, the units operated to meet peak loads during the day; however, at night, load was reduced on each unit to 150 MW to conserve water. On August 27, 1999, the units were released for full operations.

     During the nine months ended September 30, 1998, Clover Unit 1 did not experience any significant outages. Clover Unit 2 was removed from service in February 1998 for a scheduled chimney liner replacement that lasted 60 days.

     In addition to power generated at Clover and North Anna, Old Dominion purchases power from Virginia Power, Public Service Electric & Gas Company ("PSE&G"), Delmarva Power & Light Company ("Delmarva"), and others. Old Dominion's energy supply for the three and nine month periods ended September 30, 1999 and 1998, was as follows:


                                          Three Months Ended                          Nine Months Ended
                                             September 30,                               September 30,
                                    ---------------------------------------   ------------------------------------
                                             1999               1998               1999                1998
                                    ------------------   ----------------    ----------------     ----------------

                                      (MWh)               (MWh)               (MWh)               (MWh)

     Clover                           823,172    33.2%     853,962    35.9%   2,377,102    35.6%  2,189,679   35.5%
     North Anna                       415,564    16.8      400,686    16.8    1,337,934    20.0   1,218,011   19.8
     Purchased Power:
        Virginia Power                639,355    25.8      581,595    24.4    1,377,819    20.6   1,339,665   21.7
        PSE&G Contract                329,657    13.3      186,896     7.8    1,044,460    15.7     723,669   11.7
        Delmarva Power                198,126     8.0      279,945    11.8      330,058     4.9     516,705    8.4
        Conectiv/PPL                   16,104     0.6       23,767     1.0       53,738     0.8      23,767    0.4
        Other                          56,800     2.3       54,157     2.3      157,494     2.4     151,407    2.5
                                    ---------   ------   ---------   -----    ---------   -----   ---------  -----
          Total Available Energy    2,478,778   100.0%   2,381,008   100.0%   6,678,605   100.0%  6,162,903  100.0%
                                    =========   =====    =========   =====    =========   =====   =========  =====



     Extreme temperatures in the first and third quarters of 1999 coupled with increased production at North Anna and Clover in 1999 as compared to 1998 were the primary factors affecting operating expenses in the first nine months of 1999. The result was an increase in both production and purchased power expenses. In August 1999, severe drought conditions forced Clover to operate at minimum load for approximately three weeks resulting in a decrease in fuel expenses and an increase in purchased power costs for the three months ended September 30, 1999.

OTHER OPERATING EXPENSES

     Administrative and general expenses increased in the third quarter and first nine months of 1999 primarily because of legal and engineering consulting fees relating to the potential siting of combustion turbines combined with expenses incurred in forming Old Dominion's alliance with Reliant Energy, Inc. ("Reliant"). See "Other Matters."

     Depreciation expense increased because of accelerated depreciation recorded on North Anna and Clover plant assets in accordance with Old Dominion's strategic plan. As of September 30, 1999, Old Dominion had recorded $34.3 million of additional depreciation expense, of which $11.9 million was recorded in the third quarter.

NON-OPERATING INCOME AND EXPENSES

     Investment income increased during the third quarter and first nine months of 1999 as compared to the same periods in 1998 due to higher investment balances.

     Interest on long-term debt decreased due to scheduled debt service payments and the purchase of $42.7 million of outstanding debt. The purchases resulted in net losses of approximately $3.6 million including the write-off of original issuance costs. The net losses, which have been deferred, are included in other assets on the balance sheet and are being amortized over the life of the remaining bonds. During the nine months ended September 30, 1999, the accelerated amortization and recovery in rates of a debt prepayment premium of $1.7 million offset the decrease in expense from the debt purchases.


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES provided $71.2 million in the first nine months of 1999 and $86.4 million during the corresponding period of 1998. The increase in operating revenues is primarily due to accelerated depreciation recorded on the generating assets in accordance with Old Dominion's strategic plan.

     FINANCING ACTIVITIES for the nine months ended September 30, 1999, resulted in a cash outflow of $42.6 million as Old Dominion used its cash from operations for the purchase of $42.7 million of outstanding debt. Old Dominion's patronage capital as a percentage of total capitalization increased from 26.1% at December 31, 1998 to 28.3% at September 30, 1999.

     INVESTING ACTIVITIES for the nine months ended September 30, 1999, mainly additions to other investments to establish Old Dominion's strategic plan fund, resulted in a net cash outflow of $60.0 million. Other investments consisting primarily of highly liquid managed bond and mutual funds are classified as available-for-sale, and accordingly, are carried at fair value. Unrealized gains and losses on other investments, if material, are reflected as a component of capitalization.


PURCHASE POWER COMMITMENTS

     Old Dominion has entered into a Memorandum of Understanding ("MOU") with Delmarva Power. The subject and purpose of the MOU is to define the terms and conditions under which Old Dominion and Delmarva Power will terminate their Settlement Agreement and Old Dominion will purchase capacity from Delmarva Power. Under such terms and conditions, the Settlement Agreement will be terminated in its entirety as of December 1, 1999. Additionally, Old Dominion will purchase capacity from Delmarva Power from December 1, 1999 through August 31, 2001. Delmarva will extend the period through May 31, 2002, provided Old Dominion submits written notice on or before December 1, 2000. Old Dominion will not be obligated to purchase any energy from Delmarva Power.


OTHER MATTERS

     Because of severe summer drought conditions in Virginia, on August 7, 1999, Clover was forced to operate at minimum load (150 MW) to conserve water. The units were operated at capacity to meet peak loads during the day. However, at night, load was reduced on each unit to 150 MW to conserve water. The station requested and received a Consent Special Order variance on August 26, 1999, which allowed the station to resume withdrawing water to support full load operations, and on August 27, 1999, the units were released for full operations. Both units experienced significant reductions in generation during the intervening period.

     In May 1999, Old Dominion signed an alliance agreement with Reliant to better position Old Dominion for the deregulation of the electric utility industry. Old Dominion and Reliant will work together to evaluate future business relationships in order to improve and expand service options and lower energy costs to Old Dominion's Members.

     On September 1, 1999, Old Dominion issued a Request for Proposals for up to 1,500 MW of capacity. Old Dominion is currently evaluating the responses received along with self-build options.

     Old Dominion's members have made filings in Maryland, Delaware and West Virginia to recover all charges in connection with Old Dominion's strategic plan. A procedural schedule has not yet been set in Maryland. In Delaware, a hearing is scheduled for December 1999, with a final order from the Delaware Public Service Commission on February 28, 2000. A hearing has been held in West Virginia; however, a decision will not be made for approximately 12 to 18 months.

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

STRATEGIC PLAN

    On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Plan"). Subsequently, an independent assessment of the impact on Old Dominion of a transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the Plan. The Plan currently calls for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 through 2003 with the funds to be used for the prepayment of a portion of outstanding debt. The Plan will be updated periodically based on any revised projections, projected targets, legislation, and the status of the Plan's objective. The Board of Directors will approve all revisions or modifications to the Plan. In conjunction with the Plan, Old Dominion has accelerated the recovery in rates of certain assets (including accelerated depreciation on generating assets discussed below) aggregating $76.3 million through September 30, 1999, and purchased $42.7 million of outstanding debt.

    In conjunction with the Plan, on May 10, 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on generating assets during the period January 1, 1999, through December 31, 2003, and to recover the additional expense through rates pursuant to the comprehensive rate formula filed with and approved by the Federal Energy Regulatory Commission. The additional depreciation expense to be recorded annually will be equal to margins in excess of Old Dominion's costs and times interest earned ratio ("TIER") requirement of 1.20, but will not exceed budgeted annual margins in excess of costs and TIER. Old Dominion anticipates recording additional depreciation of approximately $43.7 million in 1999. As of September 30, 1999, Old Dominion had recorded $34.3 million of additional depreciation expense. Due to the seasonal nature of Old Dominion's business, $14.6 million was recorded in the first quarter, $7.8 million in the second quarter, and $11.9 million in the third quarter. Rates previously approved by the Board of Directors for 1999 were designed to include approximately $45.4 million of margins in excess of costs and TIER. Consequently, the action undertaken by the Board of Directors on May 10, 1999, will not result in a change in rates from those previously planned and approved.

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

     VIRGINIA. On March 25, 1999, the governor of Virginia signed into law comprehensive electric utility restructuring legislation. The legislation provides for retail choice to begin on January 1, 2002, and be completed by January 1, 2004. Previously regulated electric utilities must unbundle the component parts of generation, transmission, and distribution. Power transmission and distribution will remain under government regulation; however, power generation will be deregulated and utilities will be able to compete for customers in the open market. Cooperatives will continue to be the default supplier for their member-consumers.

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

     MARYLAND. On April 8, 1999, the governor of Maryland signed into law restructuring legislation requiring a three-year phase-in of retail competition beginning July 1, 2000. For the cooperatives, retail choice will begin no later than July 1, 2003. The legislation also calls for a 3.0% to 7.5% rate reduction for residential customers, excluding cooperative customers, upon commencement of competition, followed by a four-year rate freeze for all customers. Similar to legislation adopted in Virginia, power generation will be deregulated and utilities will compete for customers in the open market. Old Dominion's Member cooperative in Maryland will be required to comply with the legislation as it was passed.

    DELAWARE. On March 31, 1999, the governor of Delaware signed into law legislation requiring a phase-in of retail competition beginning October 1, 1999, for customers of the state's investor-owned electric utility and beginning April 1, 2000, for cooperative customers, including customers of Old Dominion's Member cooperative in Delaware. Rates for residential customers of the state's investor-owned electric utility are to be reduced 7.5% effective October 1, 1999, after which the rates will be frozen for four years. Rates for all other customer classes are to be frozen for three years. Cooperative customers' rates are to be frozen at current levels for five years. As in Virginia and Maryland, this legislation provides that power generation be deregulated and utilities compete for customers in the open market.

     With the electric utility industry moving toward a competitive environment, it has become necessary for Old Dominion and its Members to develop innovative approaches to serving traditional markets. In a competitive environment, generating utilities such as Old Dominion may no longer be able to recover all prudently incurred costs. Generating utilities with costs that exceed market prices could suffer significant losses. Additionally, the loss of customers could also have a significant impact on a utility's results of operations. In the case of Old Dominion and its Members, the loss of a significant portion of load could cause a reduction in revenues and cash flows. The resulting decrease in Member revenues could also cause Old Dominion to lose its tax-exempt status. Old Dominion is currently working with the Members through its strategic plan to improve Old Dominion's and the Members' competitive position. Old Dominion cannot predict the ultimate effect competition will have on results of operations and future cash flows.

YEAR 2000 COMPLIANCE

    Old Dominion believes that its mission-critical systems used to produce and deliver electricity are ready for date changes associated with the year 2000. Old Dominion has completed a comprehensive inventory to identify digital components and applications that could be affected by the rollover to 2000. Items within the inventory have been evaluated for susceptibility to year 2000 date change issues. Old Dominion has worked diligently towards replacing, repairing, or otherwise addressing deficient items in our critical systems. Thus, Old Dominion believes that the organization's primary functions related to production and delivery of electricity will operate reliably through year
2000 dates. Recognizing, however, that no organization can make absolute guarantees about something as complex as year 2000 readiness, Old Dominion also has in place contingency plans to address potential problems caused by year 2000. Total expenditures for year 2000 costs are estimated to be $0.9 million, including Old Dominion's portion of the cost to prepare North Anna and Clover for the rollover to 2000. Old Dominion estimates that approximately $0.8 million has been spent as of September 30, 1999.

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

    Virginia Power, as operator of the North Anna and Clover power stations, is responsible for ensuring that the plants are ready for the century date change by January 1, 2000. Virginia Power has represented that systems essential to providing electricity are year 2000 ready. Contingency planning efforts to ensure continuity of operations into and beyond the year 2000 are essentially complete with only minor updates remaining. Virginia Power already has extensive contingency plans in place in case of an extraordinary event, which may cause interruptions in service. Its year 2000 contingency plans are an extension of those existing plans.

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

    Old Dominion and Virginia Power participated in a second drill on September 9, 1999. The exercise simulated the implementation of administration, operating, communications, and contingency response plans for transition to the year 2000. The drill was successfully completed with no service interruptions reported at or after the midnight rollover time. The Southeastern Electric Reliability Council reported that there were no year 2000-related problems in the nation or regionally.

    The above description of Old Dominion's year 2000 efforts and completion dates are based on assumptions and management's best estimates regarding future events. However, estimates and assumptions could change as Old Dominion moves through this process and as more information becomes available. Additionally, there are no assurances that estimates will be achieved and actual results could differ materially from those stated above.

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


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           27.Financial Data Schedule

     (b)   Reports on Form 8-K.

           The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OLD DOMINION ELECTRIC COOPERATIVE
                                                          Registrant




Date:     November 12, 1999                    /s/ Daniel M. Walker
                                       -----------------------------------------
                                                   Daniel M. Walker
                                       Vice President of Accounting and Finance
                                                  (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit                                                              Page
Number                       Description of Exhibit                  Number
------                       ----------------------                  ------

    27.   Financial Data Schedule                                      21