Form 10-K405
period 1999-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2000-03-23
CIK 885568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
                X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
               ---   (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      or

                  ____  TRANSITION REPORT PURSUANT TO SECTION
              13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from____________ to _________________

                        Commission file number 33-46795

                              -------------------

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

                                 (804) 747-0592
             (Registrant's telephone number, including area code)
                                  ___________

       Securities registered pursuant to Section 12(b) of the Act:  NONE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes        No  X
                                                ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

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

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                       OLD DOMINION ELECTRIC COOPERATIVE

                        1999 ANNUAL REPORT ON FORM 10-K

Item                                                                       Page
Number                                                                    Number
------                                                                    ------

                                    PART I


 1.     Business...........................................................   1

 2.     Properties.........................................................  11

 3.     Legal Proceedings..................................................  11

 4.     Submission of Matters to a Vote of Security Holders................  11

                                    PART II

 5.     Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................  11

 6.     Selected Financial Data............................................  11

 7.     Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  12

 8.     Financial Statements and Supplementary Data........................  25

 9.     Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  45

                                   PART III

 10.    Directors and Executive Officers of the Registrant.................  45

 11.    Executive Compensation.............................................  49

 12.    Security Ownership of Certain Beneficial Owners and Management.....  51

 13.    Certain Relationships and Related Transactions.....................  51

                                    PART IV

 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  51

        Signatures.........................................................  61

        Exhibit Index......................................................  64

                                    PART I

Item 1.  Business

                       OLD DOMINION ELECTRIC COOPERATIVE

    Old Dominion Electric Cooperative ("Old Dominion"), incorporated under the laws of the Commonwealth of Virginia in 1948, is a not-for-profit wholesale power supply cooperative engaged in the business of providing wholesale electric service to its 12 member distribution cooperatives ("Members"). The Members, in turn, are engaged in the retail sale of power to their consumers located in 70 counties throughout Virginia, Delaware, Maryland, and parts of West Virginia.
As of December 31, 1999, Old Dominion and its Members served more than 423,000 retail electric consumers (meters) within Old Dominion's and the Members' service territory, representing a total population of approximately 1.1 million people. Old Dominion's principal executive offices are located in the Innsbrook Corporate Center, at 4201 Dominion Boulevard, Glen Allen, Virginia 23060 (telephone 804-747-0592).

    Old Dominion is owned entirely by the Members, which are the purchasers of the power sold by Old Dominion. The Members, in turn, are local consumer-owned distribution cooperatives providing electric service on a retail basis. The membership of each distribution cooperative consists of residential, commercial, and industrial consumers within an exclusive certificated service territory granted by the respective state's public utility commission. See "The Members-- Territorial Integrity." The Members purchase substantially all of their power from Old Dominion pursuant to long-term wholesale power contracts with Old Dominion. See "Wholesale Power Contracts." Old Dominion has no legal interest in, or obligation with respect to, any of the assets, liabilities, equity, revenues, or margins of such Members, other than its rights under such contracts to receive payment for power supplied.

    The service territory of Old Dominion and its Members includes primarily suburban, rural, and recreational areas. The service territory does not have any significant concentration of power purchases by any single employer or industry, and predominantly reflects a residential load both in terms of power sales and number of consumers.

    Old Dominion was organized for the purpose of securing adequate sources of power for the Members at the lowest possible cost. Prior to December 1983, Old Dominion acted solely as a central negotiating agent for power purchased by the Members. In December 1983, Old Dominion purchased from Virginia Electric and Power Company ("Virginia Power") an 11.6% undivided ownership interest in the North Anna Nuclear Power Station ("North Anna"), a two-unit 1,790 megawatt ("MW") (net capacity rating) nuclear power facility located in Louisa County, Virginia, approximately 60 miles northwest of Richmond, Virginia. With the North Anna purchase, Old Dominion became an operating utility. See "System Assets--Power Supply--North Anna."

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

    Old Dominion also purchases power under agreements with Virginia Power, Conectiv Energy ("Conectiv"), formerly Delmarva Power & Light Company, Public Service Electric & Gas Company ("PSE&G"), American Electric Power-Virginia ("American Electric Power"), Allegheny Power System ("Allegheny Power"), and the Pennsylvania-New Jersey-Maryland Interconnection LLC ("PJM"). Additionally, Old Dominion makes short-term energy purchases from a variety of suppliers. These purchases have increased over the last year due to restructured contracts and reliance on the market. See "System Assets--Purchased Power."

    As a not-for-profit electric cooperative, Old Dominion is currently exempt from federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for further discussion of Old Dominion's tax status.

    Old Dominion is not a party to any collective bargaining agreement. Old Dominion had 64 employees as of March 1, 2000, and believes that its relations with its employees are good.

Wholesale Power Contracts

    Old Dominion has entered into a long-term wholesale power contract with each of its Members. Each such contract provides that Old Dominion shall sell and deliver to the Member, and the Member shall purchase and receive from Old Dominion, all power that the Member requires for the operation of the Member's system to the extent that Old Dominion has the power and facilities available. The obligations of certain Members are subject to their right to purchase power allocated to them from the Southeastern Power Administration ("SEPA"). See "The Members--Contracts with SEPA." Each wholesale power contract provides that, if a Member is required by law to purchase electric power from cogeneration facilities or other qualifying facilities ("QFs"), Old Dominion may, at its option, purchase such power from the Member at a rate not to exceed Old Dominion's avoided cost. See "The Members--Power Purchases under PURPA."

    Revenues from the following Members equaled or exceeded 10% of Old Dominion's total revenues in 1999:

                                                            Percentage of
                                                           Old Dominion's
Members                                   Revenues         Total Revenues
-------                                 -------------      ---------------
                                        (in millions)

Northern Virginia Electric Cooperative..    $102.6              26.3%
Rappahannock Electric Cooperative.......      82.2              21.1
Delaware Electric Cooperative...........      41.7              10.7



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

    The rates and charges made, demanded, or received by Old Dominion for the transmission and wholesale sale of power in interstate commerce, are regulated by FERC. Old Dominion's rates and charges for power furnished to its Members are established by Old Dominion pursuant to a comprehensive rate formula filed with FERC. The formula is intended to permit collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded on Old Dominion's books, plus an additional 20% of total interest charges, plus additional equity contributions as approved by the Board of Directors. The formula provides for periodic adjustments of rates to recover actual, prudently incurred costs, whether they increase or decrease, without further application to and acceptance by FERC. FERC may also review Old Dominion's rates upon its own initiative or upon complaint and may order a reduction of any rates determined to be unjust, unreasonable, or otherwise unlawful and may order a refund for amounts collected during such proceedings in excess of the just, reasonable, and lawful rates.

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

    Since Old Dominion is regulated by FERC, the Virginia State Corporation Commission ("VSCC"), the Delaware Public Service Commission ("DPSC"), and the Maryland Public Service Commission ("MPSC") do not have jurisdiction over Old Dominion's rates and services. The state commissions, however, do have oversight over the siting of Old Dominion's utility facilities in their respective jurisdictions. They also regulate the rates and services offered by Old Dominion's Member cooperatives.

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

    Old Dominion is subject to certain requirements of the Clean Air Act ("CAA"). The CAA requires utilities owning fossil fuel fired power stations to, among other things, limit emissions of sulfur dioxide and nitrogen oxides or obtain allowances for such emissions. Clover is designed and licensed to operate at full capacity below the permitted sulfur dioxide emissions levels and utilizes equipment which operates at a level which is below the current limitations for nitrogen oxide emissions.

    In 1998, the EPA issued a Final Rule addressing regional transport of ground-level ozone through reductions in nitrogen oxides (NOx) commonly known as the NOx State Implementation Plan ("SIP") call. The NOx SIP call, which affects 22 states, including Virginia, and the District of Columbia, required those states to develop a plan by September 24, 1999 that would reduce NOx emissions in the respective states. The NOx SIP call also required emissions reduction to be implemented by May 1, 2003. In 1999, a Federal Appeals Court stayed the EPA's NOx SIP call. Additionally, the court agreed to put off the SIP filings until April 2000 but did not address the 2003 deadline for compliance with the SIP call. In March 2000, the Federal Appeals Court ruled in favor of the EPA. This decision, if it stands, will require states to submit their SIP plans to the EPA and implement their NOx reduction program. The EPA does not mandate which NOx sources are required to reduce their emissions of NOx but leaves it up to the individual states to determine the best approach. It is almost certain that fossil fuel electric generation facilities greater than 250 mmBtu/hr., such as Clover, will be required to reduce their NOx emissions.

    In a related action, several Northeast utilities filed petitions under
Section 126 of the CAA requesting that the EPA take action against those states affected by the NOx SIP call. The states submitting the petitions claim that their efforts to meet CAA standards are impeded by transport pollution from upwind states. In response to the Section 126 filings, in December 1999 the EPA ordered 392 power plants, including Clover Units 1 and 2, and industrial facilities to reduce their emissions and set up a trading program to help those companies meet the reduction by May 2003.

    Virginia, along with other states, is suing the EPA over the NOx SIP call. Virginia will likely use a new permit program to enforce reductions in NOx emissions which will affect Clover, either by lowering the permitted levels of NOx emissions or by establishing a cap and trade program to meet the statewide levels of emissions.

    Old Dominion is also subject to permit limitations for surface water discharges and for the operation of a combustion waste landfill. Permits required by the Clean Water Act, the Resource Conservation and Recovery Act, and state laws have been issued. These permits are subject to reissuance and continued review.

    Old Dominion's direct capital expenditures for environmental control facilities at Clover and North Anna, excluding capitalized interest, were approximately $0.2 million and $0.3 million, respectively, in 1999. Based on information provided by Virginia Power, Old Dominion's portion of direct capital expenditures for environmental control facilities planned for Clover and North Anna in the next three years is estimated to be approximately $42.2 million and $0.5 million, respectively. These expenditures, which include amounts related to the above referenced NOx emissions reduction plans, are included in Old Dominion's estimated capital expenditures for the years 2000 through 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

    Old Dominion and its Members have entered into an agreement with the DOE to participate in the voluntary Climate Challenge Program under the United States Climate Challenge Action Plan. This voluntary program tracks reductions in carbon dioxide emissions from efficiency programs. A report was submitted to the DOE in 1999 summarizing various carbon dioxide reductions as a result of efficiency programs and distribution system upgrades.


Nuclear

    North Anna is subject to regulation by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension, or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health, or safety so requires. From time to time, new NRC regulations require changes in the design, operation, and maintenance of existing nuclear reactors. See Notes 1 and 10 to the Consolidated Financial Statements for a discussion of other laws and regulations affecting Old Dominion as a result of its ownership interest in North Anna.

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


                      COMPETITION AND CHANGING REGULATION

    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the effects of competition and changing regulation on Old Dominion and its Members.


                       CONSERVATION AND LOAD MANAGEMENT

Energy Services

    Old Dominion seeks to encourage and promote, through its Members and their consumers, effective energy services, energy efficiency, and load reduction programs. Energy services programs offer commercial and industrial customers solutions to their challenging energy needs. Energy efficiency programs encourage the construction of efficient and affordable housing, encourage the purchase of energy efficient water heaters and heating, ventilation, and air conditioning equipment, and provide affordable financing for energy efficiency improvements. Member cooperatives also support energy conservation efforts by providing home and business energy audits and educational materials. Load reduction efforts provide Old Dominion the capability of reducing peak load by over 200 MW. As competition becomes available to Old Dominion's Members' retail consumers, the impact of each of these programs must be evaluated to ensure that value is added to the consumer and the cooperative.

Seasonal Variations

    Old Dominion's system is geographically divided into two separate and distinctive power supply systems--the mainland Virginia system and the Delmarva Peninsula system. The two systems have similar customer usage characteristics and distribution of sales by consumer classification. Historically, the mainland Virginia system's peak electric demand is in the winter months, while the Delmarva Peninsula system's peak electric demand is in the summer months. While there is little variance between its summer and winter peak electric demands, Old Dominion, representing both areas, typically has experienced a slightly higher peak demand for power in the winter months. This peak is due to the winter heating load, which reflects the large residential component of Old Dominion's total load. The mainland Virginia system represented 76% of Old Dominion's 1999 peak demand, which occurred in July and resulted from a relatively mild winter and a warmer than expected summer peak season.


                                  THE MEMBERS

Territorial Integrity

    The service territory of Old Dominion's Members ranges from the suburban Washington D.C. area in northern Virginia to the Atlantic shore of Delaware, the Appalachian Mountains, and the North Carolina border. Pursuant to statutes in Virginia and Delaware and an order of the MPSC, each of the Members operating in those states has been granted an exclusive service territory, certificated by its respective state commission. Generally, a Member's certificated service territory cannot be changed, nor can customers in such territories change electric suppliers, unless the applicable state commission determines that the service provided by the certificated Member is inadequate. For a discussion of recent legislative and regulatory actions, which may eliminate these certificated service territories, see "Competition and Changing Regulations."

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


Contracts with SEPA

    In addition to power purchased from Old Dominion under their wholesale power contracts, certain Members receive a power allocation from SEPA. The total SEPA allocation to such Members is 84 MW plus associated energy, representing approximately 4.6% of total Member peak demand and approximately 1.4% of total Member energy requirements in 1999. The 1999 energy component was lower than normal because of the drought conditions that existed during much of 1999 in Virginia and other southeastern states. Each Member that purchases power from SEPA receives its allotment directly from SEPA and pays SEPA directly for such power.

    The allocation includes 8 MW of SEPA power currently allocated to preference customers in the Virginia Power service area. Because of a recent FERC approved purchase power agreement, the Blue Ridge Power Agency ("BRPA") returned its SEPA allocation to be redistributed to other customers. All of the BRPA allocation is currently distributed to the Virginia Power area preference customers. Additionally, upon resolution of outstanding transmission related issues between SEPA and Carolina Power and Light, a reduction in the allocation to certain members will occur.


Power Purchases under PURPA

    In addition to purchases from Old Dominion and SEPA, the Members are also required to purchase power from QFs under PURPA. Purchases of power generated by QFs constituted less than 1.0% of Old Dominion's energy requirements in 1999.
In accordance with FERC regulations, purchases from QFs must be made at avoided costs. Although the Members are required to purchase power from QFs, such power is currently being resold to Old Dominion at a rate not to exceed Old Dominion's avoided costs. The costs are blended into Old Dominion's overall rates charged to all Members. Under the wholesale power contracts, Old Dominion may, at its option, but is not obligated to, purchase this power. No determination has been made as to whether the current arrangement will apply to power that Members may be required to purchase from QFs in the future.


Cooperative Structure

    Old Dominion is a membership corporation, and the Members are not subsidiaries of Old Dominion. The Members operate their independent systems on a not-for-profit basis. Members' retained net margins constitute patronage capital of the Members' consumers. Refunds of accumulated patronage capital to the individual consumers are made from time to time on a patronage basis subject to Member policies and in conformity with limitations contained in the Members' Rural Utilities Services mortgages.

                                 SYSTEM ASSETS

Power Supply

    North Anna. Old Dominion has an 11.6% undivided ownership interest in North Anna, including nuclear fuel and common facilities at the power station, and a portion of spare parts inventory and other support facilities. This undivided ownership interest was acquired in 1983, more than five years after the commencement of commercial operation of Unit 1 (June 1978) and more than three years after the commencement of commercial operation of Unit 2 (December 1980). Old Dominion is responsible for 11.6% of all post acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power's administrative and general expenses directly attributable to North Anna, and must provide its own financing for these items. In addition, Old Dominion separately provides for its portion of the decommissioning costs of North Anna; see Note 1 to the Consolidated Financial Statements.

    Like other nuclear plants, North Anna is subject to unanticipated or extended outages for repairs, replacements, or modifications of equipment or to comply with regulatory requirements. Such outages may involve significant expenditures not previously budgeted, including replacement energy costs.

    During 1999, North Anna provided approximately 20.4% of the energy requirements of Old Dominion. For statistics regarding North Anna's performance for the three year period ended December 31, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses."

    Clover. Units 1 and 2 of Clover, a joint project between Old Dominion and Virginia Power in which each owns a 50% undivided ownership interest, began commercial operations in 1995 and 1996, respectively. Old Dominion has entered into a sale and leaseback of its undivided ownership interest in certain pollution control assets at Clover and separate lease and leaseback agreements of its undivided ownership interest in each unit and related common facilities, including the pollution control assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Old Dominion is responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power's administrative and general expenses for Clover, and must provide its own financing for these items.

    During 1999, Clover provided approximately 36.6% of the energy requirements of Old Dominion. In accordance with the Clover Operating Agreement, Old Dominion is required to sell any excess of its share of the energy from Clover to Virginia Power. However, in light of recent deregulation initiatives in Virginia, Old Dominion and Virginia Power have agreed that the Clover Operating Agreement will have to be restructured prior to January 1, 2002, to permit Old Dominion to sell its excess energy from Clover to others or to Virginia Power on changed terms. For statistics regarding Clover's performance for the year ended December 31, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses."


Purchased Power

    Market forces influence the structure of new power supply contracts. Within PJM, Old Dominion's contracts reflect the need to have capacity (either owned generation or purchase contracts) to meet load. For supplying energy, Old Dominion purchases energy from the market or utilizes the PJM power pool when economical. In Virginia, demand and energy requirements contracts are provided principally by Virginia Power, American Electric Power, and Allegheny Power, although energy may be displaced under the Virginia Power Amended and Restated Interconnection and Operating Agreement ("I&O Agreement"), as accepted by FERC on March 11, 1998.

    Old Dominion's current power supply portfolio consists of its owned generation resources supplemented by purchase power contracts. Old Dominion's purchase power contracts are structured to expire during the same timeframes that competition commences in Virginia, Maryland, and Delaware. As retail choice occurs, it will be more difficult to project future sales requirements. Uncertainties in projecting load growth in the Member service territories, current customers opting to choose other suppliers and the obligation of providing default supplier service in which customers may choose to return during the transition periods developed by each state creates the need for power supply flexibility. The result of Old Dominion's Request for Proposals ("RFP") for power supply resources has indicated that the most cost effective means of meeting its requirements is to build peaking capacity to meet its capacity requirements and energy needs when economical and rely on the market to supply the remaining energy. This strategy will allow Old Dominion to supply its Member requirements and load growth, while allowing any excess capacity and energy to be sold into the market. This flexibility does expose Old Dominion to some degree of market price risk for required energy purchases, but only to the extent that energy cannot be supplied by the peaking units. A description of Old Dominion's current power purchase contracts and future power supply options follows.

    In 1999, Old Dominion purchased approximately 43.0% of its total energy requirements. These energy requirements are in excess of Old Dominion's owned generation and are principally provided by Virginia Power, American Electric Power, Allegheny Power, and Conectiv through purchase power contracts; Reliant Energy through short-term market energy contracts; and spot purchases from the PJM power pool. Generally, under the Virginia Power and Conectiv contracts, Old Dominion's energy purchases expand and contract to fill the incremental requirements of the Members over that provided by Old Dominion's owned generation. Old Dominion's capacity needs are met through its ownership interests in Clover and North Anna, and through purchases from Virginia Power, PSE&G, Conectiv, American Electric Power, Allegheny Power, and Pennsylvania Power and Light ("PPL"). Details of the individual contracts are supplied below.

    Virginia Power. Under the terms of I&O Agreement, Virginia Power agreed to sell to Old Dominion reserve capacity and energy for North Anna and Clover. Old Dominion will purchase its reserve capacity requirements for North Anna and Clover from Virginia Power for the term of the I&O Agreement, which expires on the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date upon which Old Dominion's interest in North Anna is reduced to zero. Additionally, Old Dominion will continue, through 2001, to purchase from Virginia Power, at declining rates, its entire monthly requirements for supplemental demand and energy to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. Old Dominion will purchase from Virginia Power half of its supplemental requirements in 2002 and none of its supplemental requirements in 2003.

    Additionally, under the terms of the I&O Agreement, services to Old Dominion have been unbundled and terms for the provision of transmission and ancillary services have been removed. These services will be provided pursuant to Virginia Power's open access transmission tariff. Specific terms are provided in a Service Agreement for Network Integration Transmission Service and a Network Operating Agreement between Virginia Power and Old Dominion, both of which also were approved by FERC on March 11, 1998, retroactively effective to January 1, 1998.

    PSE&G. Old Dominion has an agreement with PSE&G ("PSE&G Agreement") to purchase 150 MW of capacity, consisting of 75 MW intermediate and/or peaking capacity and 75 MW base load capacity, and associated energy, through 2004. The PSE&G Agreement contains fixed capacity charges for the base, intermediate, and peaking capacity to be provided under the agreement. However, either party can (within certain limits) apply to FERC to recover changes in certain costs of providing services. In the event of a change in rate, the party adversely affected may terminate the PSE&G Agreement, with one-year notice. Old Dominion may purchase the energy associated with the PSE&G capacity from PSE&G or other power suppliers. If purchased from PSE&G, the energy cost is based on PSE&G's incremental cost above its native load, taking into account PJM economy energy transactions. If purchased from other power suppliers, Old Dominion would pay the negotiated energy rate. Old Dominion is presently purchasing most of the energy requirements from the short-term markets.

    In October 1997, Old Dominion filed with FERC a section 206 complaint against PSE&G. Old Dominion believes its contract with PSE&G should be modified to conform with PJM restructuring. On May 19, 1998, FERC ruled in Old Dominion's favor, ordering PSE&G to remove any transmission costs from its rates to Old Dominion. Under the PJM structure, Old Dominion pays for the transmission of PSE&G power through the zonal rate it currently pays Conectiv. PSE&G has complied with FERC through its compliance order, but has requested a rehearing and is awaiting a final FERC order.

    Conectiv. Until December 1, 1999, Old Dominion had a partial requirements agreement with Conectiv which obligated Conectiv to provide the balance of Old Dominion's power requirements for A&N Electric Cooperative, Choptank Electric Cooperative, and Delaware Electric Cooperative in excess of the 150 MW purchased from PSE&G and the 60 MW purchase contract with Conectiv/Pennsylvania Power & Light ("PPL").

    In 1999, Old Dominion renegotiated the partial requirements contract with Conectiv for the period December 1, 1999 through August 31, 2001, with an option to extend through May 2002. Under this agreement, Conectiv will provide fixed capacity and reserves to supply 60 MW of load to Old Dominion for the term of the contract, and Old Dominion will be able to purchase an additional 20 MW of capacity, if needed, to supply its PJM capacity commitment. There is no commitment to provide energy under this contract.

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

    Other. Old Dominion also purchased a portion of its energy requirements from the short-term markets. These purchases represent the purchasing strategies associated with the changing contracts and the ability to displace energy under existing contracts. These strategies, however, are not without risk. To mitigate the risks, Old Dominion is attempting to match its energy purchases with its energy needs and is purchasing energy two to three months in advance to obtain the lowest possible cost. Additionally, Old Dominion is developing policies and procedures to manage the risks in the changing business environment.

    In September 1999, Old Dominion issued an RFP to replace the current power supply contracts that expire during the period September 1, 2001 through December 31, 2004. The RFP, issued in accordance with the VSCC competitive bidding rules, requested various blocks of supply to coincide with the timing and capacity and energy needs of each contract. Old Dominion also developed detailed cost estimates for peaking units that it identified as a utility build option. The estimates were submitted to the VSCC but not made available to potential bidders.

  Bids were received and evaluated and results presented to Old Dominion's Board of Directors. Old Dominion's build option is the most economical evaluated solution for supplying the needs identified in the RFP. However, at this time, Old Dominion has not entered into any contractual arrangements related to the build option. The RFP recognized that Old Dominion will not be able to construct its build option in time to meet the contracts' expirations, and Old Dominion is currently negotiating with the bidders for that portion of the power supply needs.

Transmission

    Virginia Power System. Under the operating agreements for both North Anna and Clover, Virginia Power has agreed to make available to Old Dominion its transmission and distribution systems, as needed, to transmit Old Dominion's power from North Anna and Clover, as well as power purchased from other suppliers, to the Members' delivery points. Under the I&O Agreement, all transmission services will be supplied under Virginia Power's open access transmission tariff. Terms for transmission and related services are described in the Service Agreement for Network Integration Transmission Service and the Network Operating Agreement between Old Dominion and Virginia Power.

    In December 1996, FERC approved Virginia Power's rate schedule, entitled Clover Transmission Interconnection Facilities Charges. The rate schedule sets forth the terms and conditions under which Old Dominion will compensate Virginia Power for 50% of the cost of the transmission facilities required to interconnect Clover to the Virginia Power electric system. Those facilities include two 230 kV transmission lines, a 500 kV transmission line between Clover and the Carson substation, and related facilities.

    Conectiv System. The power purchase contract with Conectiv provides that Conectiv will transmit power to delivery points in the service territories of A&N Electric Cooperative, Choptank Electric Cooperative, and Delaware Electric Cooperative. Conectiv and Old Dominion currently have a tariff and a settlement agreement filed with FERC concerning power transmission. The power delivered under the contract with PSE&G is transmitted by Conectiv under the terms of a transmission service agreement dated October 31, 1994.

    PJM. In January 1998, Old Dominion submitted an application to become a member of PJM. Subsequently, in September 1998, Old Dominion applied to PJM for network transmission service to serve its PSE&G and Conectiv/PPL contracts. In December 1999, Old Dominion revised its request to PJM to include transmission service applicable to all retail load in PJM served by Old Dominion's Members.

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

    In December 1999, FERC issued Order 2000 concerning regional transmission organizations. This order has no effect on Old Dominion.


Fuel Supply

    Nuclear Fuel. Under the Purchase, Construction and Ownership Agreement, the I&O Agreement, and the Nuclear Fuel Agreement between Old Dominion and Virginia Power, Virginia Power has the authority and responsibility to procure nuclear fuel for North Anna. Virginia Power employs both spot purchases and long-term contracts to satisfy nuclear fuel requirements. The nuclear fuel supply and related services are expected to be adequate to satisfy current and future nuclear generation requirements and Virginia Power continually evaluates worldwide market conditions in order to ensure a range of supply options at reasonable prices. Virginia Power reports that current agreements, inventories, and spot market availability will support current and planned fuel cycles into the early 2000s. Beyond that period, additional fuel will be purchased as required to ensure optimum cost and inventory levels.

    Coal Supply. Under the Clover Operating Agreement between Old Dominion and Virginia Power, Virginia Power has the authority and responsibility to procure coal for Clover. As with nuclear fuel, Virginia Power employs both spot purchases and long-term contracts to support its needs for coal. Virginia Power anticipates that sufficient coal supplies at reasonable prices will be available for the next 5 to 10 years.

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

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                                Not Applicable



Item 6.  Selected Financial Data

The following table presents selected historical information relating to the financial condition and results of operations of Old Dominion over the past five years:

                                             Year Ended December 31,
                                 ------------------------------------------------
                                   1999      1998      1997      1996      1995
                                 --------  --------  --------  --------  --------
                                          (in thousands, except ratios)
Statement of Operations Data:
-----------------------------
Operating Revenues.............  $390,060  $364,221  $358,505  $366,909  $357,322
Operating Margin...............    53,325    66,195    72,336    67,780    56,010
Net Margin.....................     9,839    12,094    12,799    12,240    34,028
Margins for Interest Ratio(1)..      1.20      1.20      1.20      1.20      1.53

-------------------

(1) Under the Indenture (as hereinafter defined), Old Dominion is required, subject to regulatory approval, to establish and collect rates which are reasonably expected to yield Margins for Interest ("MFI") for the 12-month period commencing with the effective date of such rates equal to at least
    1.20 times total interest charges during such 12-month period on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture (the "MFI Ratio"). The MFI Ratio is determined by dividing Old Dominion's MFI by its Interest Charges (as hereinafter defined) where: MFI is defined as the sum of (i) net margins for the period, plus
    (ii) Interest Charges and accruals for Federal and other taxes imposed on income, minus (iii) the amount, if any, by which certain non-operating margins otherwise includable in net margins exceed 60% of such net margins. Interest Charges are defined as the total interest charges (whether capitalized or expensed) of Old Dominion on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture, including amortization of debt discount and expense or premium. The MFI ratio decreased from 1995 to 1996 primarily due to the discontinuance of an Equity Development Plan that was designed to significantly increase Old Dominion's patronage capital.



                                                                             December 31,
                                           ---------------------------------------------------------------------------------
                                              1999         1998          1997        1996         1995
                                           -----------  -----------  -----------  -----------  -----------
                                                                      (in thousands, except ratios)
Balance Sheet Data:
-----------------------------------------
Electric Plant:
 In service, net.........................  $  686,508   $  753,375   $  798,383   $  824,455   $  552,784
 Construction work in progress...........      13,023       13,591       12,701       11,106      269,554
                                           ----------   ----------   ----------   ----------   ----------
 Net Electric Plant......................     699,531      766,966      811,084      835,561      822,338
Investments..............................     262,024      211,044      191,611      183,429       94,927
Other Assets.............................      88,957      148,534      127,561      137,356      161,681
                                           ----------   ----------   ----------   ----------   ----------
Total Assets.............................  $1,050,512   $1,126,544   $1,130,256   $1,156,346   $1,078,946
                                           ==========   ==========   ==========   ==========   ==========

Capitalization:
 Patronage capital(1)....................  $  216,369   $  206,530   $  197,552   $  184,753   $  172,513
 Accumulated other comprehensive income..      (2,316)         697          344            -            -
 Long-term debt..........................     509,606      584,630      605,878      664,490      738,974
                                           ----------   ----------   ----------   ----------   ----------
 Total capitalization....................  $  723,659   $  791,857   $  803,774   $  849,243   $  911,487
                                           ==========   ==========   ==========   ==========   ==========
Equity Ratio(2)..........................        29.9%        26.1%        24.6%        21.8%        18.9%
                                           ==========   ==========   ==========   ==========   ==========
-------------------

(1) In December 1997, Old Dominion's Board of Directors approved the retirement of $3.1 million of patronage capital, which was distributed in February 1998.
(2) Equity ratio equals patronage capital divided by total capitalization. The equity ratio increased from 1998 to 1999 because of the purchase of $49.3 million of outstanding debt, $28.5 million of debt principal payments and the addition of $9.8 million to patronage capital. The equity ratio increased from 1997 to 1998 because of $29.0 million of debt principal payments and the addition of $12.1 million of equity.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as defined by the Private Securities Litigation Act of 1995, with respect to matters that could have an impact on future operations of Old Dominion. These statements, based on expectations and estimates of management, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to: general business conditions, competition, federal and state regulations, environmental issues, tax status, industry restructuring, and weather. Given these uncertainties, undue reliance should not be placed on such forward-looking statements.

General

    Old Dominion operates on a not-for-profit basis and, accordingly, seeks to generate revenues sufficient to recover its cost of service and margins sufficient to establish reasonable reserves and meet financial coverage requirements. Revenues in excess of expenses in any year are designated as net margins in Old Dominion's Consolidated Statements of Revenues, Expenses and Patronage Capital. Retained net margins are designated in Old Dominion's Consolidated Statements of Revenues, Expenses and Patronage Capital and Consolidated Balance Sheets as patronage capital, which is assigned to each Member on the basis of patronage. Any distributions are subject to the discretion of the Board of Directors of Old Dominion and to certain restrictions contained in the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion and Crestar Bank, as trustee, (as supplemented by nine supplemental indentures thereto, hereinafter collectively referred to as the

"Indenture"). In December 1997, Old Dominion's Board of Directors approved the retirement of approximately $3.1 million of patronage capital, which was disbursed in February 1998.

    Under a rate formula accepted for filing by the Federal Energy Regulatory Commission ("FERC") in 1992, the rates charged by Old Dominion are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Old Dominion's revenue requirements. The rate methodology uses traditional techniques to allocate costs to capacity and energy in establishing rates to the Members. The formula is intended to permit collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded on Old Dominion's books, plus an additional 20% of total interest charges, plus additional equity contributions as approved by Old Dominion's Board of Directors. It also provides for the periodic adjustment of rates to recover actual, prudently incurred costs, whether they increase or decrease, without further application to and acceptance by FERC. In accordance with Old Dominion's Strategic Plan Initiative (as discussed hereinafter), 2000 rates approved by the Board of Directors include the recovery of additional depreciation of approximately $53.1 million.

    In order to minimize power costs to Members and provide for uncertainties connected with the establishment of prospective rates, the Board of Directors established a plan ("Margin Stabilization Plan") in 1984 which allows Old Dominion to review its actual cost of service and power sales as of year end and adjust revenues from the Members to take into account actual results and financial coverage. Old Dominion's FERC rate formula allows Old Dominion to recover and refund amounts under the Margin Stabilization Plan. All adjustments whether increases or decreases, are recorded in the year affected and allocated to Members based on power sales during that year. Such increases or decreases are collected from Members, or offset against amounts owed by the Members, in the succeeding year. Under the Margin Stabilization Plan, Old Dominion reduced revenues from power sales and increased accounts payable to Members for 1999, 1998, and 1997 in the amount of $3.9 million, $4.4 million, and $8.0 million, respectively. Additionally, in September 1999 Old Dominion returned $3.3 million of margin stabilization to it Members.

    Under the Indenture, Old Dominion is required, subject to regulatory approval, to establish and collect rates which are reasonably expected to yield margins for interest ("MFI") for the 12-month period commencing with the effective date of such rates equal to at least 1.20 times total interest charges during such 12-month period on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture (the "MFI Ratio"). The Indenture limits the amount of certain non-operating margins that may be taken into account in calculating MFI to 60% of net margins. Since 1984, Old Dominion's first full year as an operating utility, Old Dominion's non-operating margins have not exceeded 60% of net margins. Management does not anticipate that such non-operating margins will exceed 60% of net margins in the foreseeable future and also believes that the rate formula described above and the rates and charges established under the wholesale power contracts will enable Old Dominion to achieve such MFI. Old Dominion achieved an MFI Ratio of
1.20 in 1999, 1998, and 1997.

    In accordance with the requirements of Section 501(c)(12) of the Internal Revenue Code of 1986, as amended, Old Dominion must receive at least 85% of its income from its Members in order to maintain its tax-exempt status. The major components of Old Dominion's nonmember income include investment interest, income on the decommissioning fund, interest from deposits associated with two long-term lease transactions, and, in the future, sales to nonmembers as a result of deregulation and/or sales of excess energy from Clover. If, in any given year, Member income is less than 85% of total income, Old Dominion would become a taxable entity in that year, which could have a significant impact on results of operations and cash flows. Maintenance of a tax-exempt status is dependent upon many things, several of which are outside of management's control, such as weather-related sales and interest rates. Additionally, a decrease in Member revenues resulting from the effect of deregulation could also cause Old Dominion to lose its tax-exempt status. Management regularly monitors the level of nonmember income to determine whether the tax-exempt status continues. For purposes of determining its tax status, Old Dominion's Member receipts in 1999, 1998 and 1997 were approximately 88%, 87% and 87%, respectively, of total gross receipts.

Strategic Plan Initiative

    On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative" or "SPI"). Subsequently, an independent assessment of the impact on Old Dominion of transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the SPI. The SPI, as then approved, called for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 to 2003 with the funds to be used for the prepayment of a portion of outstanding debt. A provision of the SPI requires that it be updated periodically based on revised projections, projected targets, legislation, and the status of the SPI in terms of achieving its objective. The Board of Directors will approve all revisions or modifications.

    In conjunction with the SPI, on May 10, 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on generation assets during the period January 1, 1999 through December 31, 2003, and to recover the additional expense through rates pursuant to the comprehensive rate formula filed with and accepted by FERC. In 1999, Old Dominion recorded additional depreciation of $43.7 million and accelerated the recovery in rates of a debt prepayment premium of $1.7 million. Rates approved by the Board of Directors for 2000 include the recovery of additional depreciation of approximately $53.1 million.

    A study was undertaken in late 1999 to assess the status of the SPI and the numerous factors that impact its results. This update considered changes in market rate forecast, components of Old Dominion's cost of service and deregulation timelines. Additionally, it incorporated the effects of recording accelerated depreciation. As a result of this study the targeted collection amount of $330.0 million was reduced to $241.0 million. Old Dominion will continue to evaluate the various factors that impact the results of the SPI, monitor its progress, and, upon approval from its Board of Directors, adjust the SPI as necessary to achieve its objective.

    To date Old Dominion has collected cash totaling of $76.8 million ($45.4 million and $31.4 million in 1999 and 1998, respectively) toward the revised SPI target of $241.0 million. Old Dominion anticipates collecting approximately $165.0 million over the next four years to fulfill its SPI goal.

    In conjunction with the SPI Old Dominion purchased $49.3 million of its higher cost outstanding debt in 1999. During the first quarter of 2000 Old Dominion purchased an additional $13.2 million of its outstanding debt.



Results of Operations

Operating Revenues

    Old Dominion's operating revenues are derived from power sales to its Members and to a nonmember. Revenues from sales to Members are a function of the requirement for power by the Members' consumers and Old Dominion's cost of service in meeting that requirement. The major factors affecting the Members' consumers' demand for power are growth in the number of consumers, seasonal weather fluctuations, and, in the future, retail competition.

    Sales to a nonmember represent sales of excess energy from the Clover Power Station ("Clover") to Virginia Electric and Power Company ("Virginia Power") pursuant to the requirements of the Clover Operating Agreement. In light of deregulation initiatives in Virginia, Old Dominion and Virginia Power have agreed that the Clover Operating Agreement will have to be restructured prior to January 1, 2002 to permit Old Dominion to sell its excess energy from Clover to others or to Virginia Power on changed terms.

    Old Dominion's energy sales to its Members, Member revenues, and average power cost for the past three years were as follows:

                                                      Average
                                          Member       Power
  Year Ended December 31,    Sales       Revenues       Cost
  -----------------------  ----------  -------------  --------
                             (MWh)     (In millions)  ($/MWh)

   1999..................  8,424,048         $389.0    $46.17
   1998..................  7,933,881          363.4     45.81
   1997..................  7,665,042          358.1     46.72

    The average power cost to Members is based on the blended cost of power from all Old Dominion resources. Old Dominion's average cost per MWh fluctuates inversely with the level of generation from the North Anna Nuclear Power Station ("North Anna") and Clover. Such fluctuations result because the cost of energy generated from North Anna and Clover is less than replacement supplemental energy purchased under the Amended and Restated Interconnection and Operating Agreement with Virginia Power ("I&O Agreement").

    Changes (increase/(decrease)) in operating revenues by component for the past three years were as follows:

                                                Year Ended December 31,
                                             -----------------------------
                                               1999       1998      1997
                                             ---------  --------  --------
                                                    (In thousands)
Sales to Members:
 Power sales volume........................   $25,536   $ 8,294   $ 4,957
 Blended rates.............................    (7,453)   (8,546)   (1,694)
 Fuel adjustment revenues..................    10,291     1,924    (7,156)
 Margin Stabilization Plan adjustment......       498     3,638    (4,500)
 Margin Stabilization returned to Members..    (3,336)        -         -
                                              -------   -------   -------
                                               25,536     5,310    (8,393)
Sales to nonmembers........................       303       406       (11)
                                              -------   -------   -------
                                              $25,839   $ 5,716   $(8,404)
                                              =======   =======   =======

    The increase in 1999 operating revenues as compared to 1998 is primarily due to the cold weather in the first quarter and the hot weather in the third quarter of 1999. Demand and energy revenues increased 3.8% and 6.2%, respectively. The smaller increase in demand revenues was caused by a 4.0% reduction in the demand rate effective August 1, 1999.

    Warm weather in the first and fourth quarters of 1998, combined with a 4.0% reduction in Old Dominion's demand rate effective April 1, 1998, resulted in a decrease in demand revenues in 1998. However, the decrease was partially offset by an increase in demand revenues due to the hot weather during the second and third quarters. The net result was a 2.0% decrease in demand revenues. Energy revenues increased 3.4% in 1998.

    Lower energy costs in 1997 reduced fuel adjustment revenues by $7.2 million. Operating revenues were further reduced by a $4.5 million increase in the margin stabilization plan adjustment and a 1.0% reduction in the demand rate, effective April 1, 1997. The decreases in operating revenues were offset by a 2.4% increase in sales, which increased revenue by approximately $5.0 million. There was no significant change in demand sales.

    Weather affects customer demand for electricity. Hot summers and cold winters increase demand while mild weather reduces demand. The weather's effect is measured using degree days. A degree day is the difference between the average daily temperature and a baseline temperature of 65 degrees. Cooling degree days result when the average daily temperature is above 65 degrees; heating degree days result when the average daily temperature is below 65 degrees. Heating and cooling degree days for 1999 and 1998 were as follows:


                                           1999      1998    Normal
                                          -------  --------  ------

         Cooling degree days............   1,441     1,593    1,611
         Percentage change compared to
          prior year....................   (9.57)%   20.41%
         Heating degree days............   3,475     3,195    3,551
         Percentage change compared to
          prior year....................    8.76%   (16.27)%

    While cooling degree days are lower in 1999 versus 1998, Old Dominion experienced more severe hot weather which had the effect of increasing comparative sales and purchase volumes.

    Consistent with Old Dominion's Strategic Plan Initiative, the Board of Directors approved a 4.0% reduction in the demand rate to the Members effective April 1, 2000. Based on projected purchased power costs and other operating expenses for 2000, Old Dominion plans no change in the base energy rate for the 2000 rate year.

Operating Expenses

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

    When either North Anna or Clover is off-line, Old Dominion may purchase replacement energy from Virginia Power that is more costly or from the market. As a result, Old Dominion's operating expenses, and therefore its rates to its Members, are significantly affected by the operation of North Anna and Clover.

    North Anna and Clover capacity factors for the past three years were as follows:


                    North Anna                Clover
              -----------------------  -----------------------
              Year Ended December 31,  Year Ended December 31,
              -----------------------  -----------------------
               1999    1998     1997    1999    1998    1997
              ------  ------  -------  ------  ------  -------

  Unit 1....  103.8%   92.3%    91.5%   82.3%   85.7     61.6
  Unit 2....   91.4    90.2     99.7    84.7    72.5     63.7
  Combined..   97.6    91.3     95.6    83.5    79.1     62.7


    North Anna Unit 2 is scheduled for a 35-day refueling outage in 2000. Refueling outages have no impact on Old Dominion's results of operations; however, outages are a factor in the determination of the rates charged to Members. Clover Unit 1 is scheduled for a 12-day outage in 2000.

    During the summer of 1999, Clover experienced very low water flow due to continued drought conditions in the state. As a result, the units operated to meet peak loads during the day; however, beginning on August 7, 1999, the load at night was reduced on each unit to 150 MW in order to conserve water. On August 27, 1999, the units were released for full operations.

   In February 1997, it was determined that the chimney liners on both Clover Units 1 and 2 would be replaced at no cost to the joint owners except in lost generation and minimal overhead costs. The chimney liner replacements on Units 1 and 2 were completed in November 1997 and April 1998, respectively.

   Old Dominion's energy supply for the past three years was as follows:

                                               Year Ended December 31,
                                           --------------------------------
                                             1999        1998       1997
                                           ---------  ----------  ---------
                                                        (MWh)

Clover...................................  3,198,062  3,028,740   2,394,471
North Anna...............................  1,775,915  1,659,167   1,739,108
                                           ---------  ---------   ---------
    Total Produced.......................  4,973,977  4,687,907   4,133,579
                                           ---------  ---------   ---------
Purchased power:
  Virginia Power.........................  1,699,480  1,599,010   2,006,955
  Delmarva Area (PSE&G, Delmarva Power,
     Conectiv/PPL).......................  1,846,071  1,705,695   1,595,693
  Other..................................    208,228    199,165     181,612
                                           ---------  ---------   ---------
    Total Purchased......................  3,753,779  3,503,870   3,784,260
                                           ---------  ---------   ---------
      Total Available Energy.............  8,727,756  8,191,777   7,917,839
                                           =========  =========   =========

    Market forces influence the structure of new power supply contracts. Within PJM, Old Dominion's contracts reflect the need to have capacity (either owned generation or purchase contracts) to meet load. For supplying energy, Old Dominion purchases energy from the market or utilizes the PJM power pool when economical. In Virginia, demand and energy requirements contracts are provided principally by Virginia Power, American Electric Power, and Allegheny Power, although energy may be displaced under I&O Agreement.

    Old Dominion's current power supply portfolio consists of its owned generation resources supplemented by purchase power contracts. Old Dominion's purchase power contracts are structured to expire during the same timeframes that competition commences in Virginia, Maryland, and Delaware. As retail choice occurs, it will be more difficult to project future sales requirements. Uncertainties in projecting load growth in the member service territories, current customers opting to choose other supplier's, and the obligation of providing default supplier service in which customers may choose to return during the transition periods developed by each state creates the need for power supply flexibility. The result of Old Dominion's Request for Proposals ("RFP") for power supply resources has indicated that the most cost effective means of meeting its requirements is to build peaking capacity to meet its capacity requirements and energy needs when economical and rely on the market to supply the remaining energy. This strategy will allow Old Dominion to supply its member requirements and load growth, while allowing any excess capacity and energy to be sold into the market. This flexibility does expose Old Dominion to some degree of market price risk for required energy purchases, but only to the extent that energy cannot be supplied by the peaking units. A description of Old Dominion's current power purchase contracts and future power supply options is contained in Note 3 to the Consolidated Financial Statements.


    Extreme temperatures in the first and third quarters of 1999 coupled with increased production at North Anna and Clover in 1999 as compared to 1998 were the primary factors affecting operating expenses in 1999. The result was an increase in purchased power expenses.

    Purchased power costs decreased in 1998 as compared to 1997 because: (1) demand charges were reduced under the I&O Agreement with Virginia Power; (2) the Conectiv/Pennsylvania Power and Light ("PPL") contract, which replaced more expensive purchased power contracts, commenced September 1, 1998; and (3) Public Service Electric & Gas Company, Company ("PSE&G") costs were reduced as a result of the FERC order on PJM restructuring. Purchased power costs also decreased in 1998 as compared to 1997 because of the operations of North Anna and Clover and because of the warm weather during the first and fourth quarters of 1998.

    Administrative and general expenses increased in 1999 primarily because of legal and engineering consulting fees related to the siting and permitting generating plants, which Old Dominion is considering constructing in the future, combined with expenses incurred in forming Old Dominion's alliance with Reliant Energy, Inc. ("Reliant"). See "Other Matters."

    Depreciation and amortization increased in 1999 because of accelerated depreciation recorded on generation assets in accordance with Old Dominion's Strategic Plan Initiative. At December 31, 1999, Old Dominion had recorded $43.7 million of additional depreciation. In 1998 and 1997, Old Dominion accelerated the amortization and recovery in rates of certain other assets, which increased amortization expense by $20.7 million and $2.9 million, respectively.

Non-Operating Income and Expenses

    Implementation of the Strategic Plan Initiative was the primary reason for the increase in investment balances over the last two years. Such increases resulted in an increase investment income.

    Interest on long-term debt decreased in 1999 as compared to 1998 because of scheduled debt principal payments of $28.5 million and the accelerated amortization and recovery in rates of $8.1 million of debt prepayment premiums, both of which occurred in late 1998 and the purchase of $49.3 million of outstanding debt in 1999. The decrease was partially offset by an additional $1.7 million of accelerated amortization and recovery in rates of a debt prepayment premium in 1999. Interest on long-term debt decreased in 1998 as compared to 1997 due to a continued reduction in the amount of debt outstanding through scheduled principal payments of $16.9 million in late 1997 and debt purchases in 1997. The decrease was partially offset by the above referenced accelerated amortization and recovery in rates of debt refinancing premiums of $8.1 million.

Liquidity and Capital Resources

    Old Dominion's Strategic Plan Initiative is designed to increase liquidity with the objective of prepaying approximately $241.0 million in outstanding debt. In conjunction with the SPI Old Dominion purchased $49.3 million of its higher cost outstanding debt in 1999. During the first quarter of 2000, Old Dominion purchased an additional $13.2 million of its outstanding debt.

    Operating activities provided $84.0 million, $79.9 million, and $80.2 million in 1999, 1998, and 1997, respectively. In 1999, Old Dominion's cash flows from operating activities were principally affected by accelerated depreciation recorded on generation assets in accordance with Old Dominion's Strategic Plan Initiative. See "Strategic Plan Initiative." In 1998 and 1997, operating activities were principally affected by accelerated amortization and inclusion in rates of the North Anna plant acquisition adjustment of $20.7 million, debt refinancing premiums of $8.1 million, and certain regulatory assets totaling 11.5 million, all of which were consistent with Old Dominion's Strategic Plan Initiative.

    Financing activities resulted in a net cash outflow in 1999, 1998 and 1997 as Old Dominion used available cash for debt service and to purchase outstanding debt.

    During 1999 and 1997, Old Dominion purchased approximately $49.3 million and $32.0 million, respectively, of its First Mortgage Bonds, 1992 Series A and 1993 Series A. The transactions resulted in net losses of approximately $4.2 million in 1999 and $2.5 million in 1997, including the write-off of original issuance costs. The net losses have been deferred and are being amortized over the life of the remaining bonds.

    In December 1999, Old Dominion refinanced $1.1 million of its First Mortgage Bonds, 1992 Series C due 1999. The refinanced bonds, 1999 Series A, are due in 2002 at an interest rate of 5.25%.

    In December 1998, Old Dominion issued $5.0 million of First Mortgage Bonds, 1998 Series B. The bonds have an interest rate of 4.25% and mature in 2002.

    In November 1998, Old Dominion refinanced $1.1 million of its First Mortgage Bonds, 1992 Series C due 1998. The refinanced bonds, 1998 Series A, are due in 2002 at an interest rate of 4.25%.

    In November 1997, Old Dominion refinanced $1.0 million of its First Mortgage Bonds, 1992 Series C due 1997. The refinanced bonds, 1997 Series A, are due in 2002 at an interest rate of 4.90%.

    In February 1997, Old Dominion refinanced its First Mortgage Bonds, 1996 Series A. The refinanced bonds, 1996 Series B, have an effective interest rate of 7.06% and are due in 2018, except for approximately $0.6 million, which was due and paid in January 1998.

    Old Dominion has established unsecured short-term lines of credit to provide additional sources of financing. Old Dominion has a $30.0 million committed line of credit with Bank of America, which expires on September 30, 2000, and is expected to be renewed. Additionally, Old Dominion has a $20.0 million committed line of credit with National Rural Utilities Cooperative Finance Corporation, a $20.0 million committed line of credit with CoBank, ACB, both of which expire on December 31, 2000, and are expected to be renewed and a $15.0 million committed line of credit with Branch Banking and Trust Company of Virginia, which expires on February 28, 2001, and is expected to be renewed. Old Dominion also has uncommitted short-term borrowing arrangements aggregating $30.0 million. Due to limitations contained in certain of these uncommitted facilities, no more than $85.0 million in total can be outstanding at any time under Old Dominion's committed and uncommitted short-term borrowing arrangements. At December 31, 1999 and 1998, Old Dominion had no short-term borrowings outstanding under any of these arrangements.

    Investing activities in 1999, mainly additions to other investments to establish Old Dominion Strategic Plan Initiative fund, resulted in a net cash outflow of $63.7 million. Other investments consisting primarily of highly liquid managed bond and mutual funds are classified as available-for-sale, and accordingly, are carried at fair value. Unrealized gains and losses on other investments are reflected as a component of capitalization. Investing activities resulted in a net cash outflow of $25.4 million in 1998 because of additions to electric plant and investments

    Old Dominion's capital improvement requirements are projected based on long-range plans and supporting studies. The following projections are a product of Old Dominion's most recently updated plans, and are subject to continuing review and periodic revision. Amounts have been included for NOx related expenditures. The table below summarizes Old Dominion's historical and projected capital expenditures, including nuclear fuel, for 1997 through 2002 (in millions):

                  Historical             Projected
              -------------------  ---------------------
               1997   1998   1999   2000    2001    2002
              -----  -----  -----  -----   -----   -----
Clover......  $ 2.5  $ 0.2  $ 0.6  $ 9.3   $12.7   $22.4
North Anna..    7.2    8.5    6.6   10.8    14.6     9.4
Other.......    0.3    0.2    0.5    2.0       -       -
              -----  -----  -----  -----   -----   -----
 Total......  $10.0  $ 8.9  $ 7.7  $22.1   $27.3   $31.8
              =====  =====  =====  =====   =====   =====

    In September 1999, Old Dominion issued a Request for Power Supply Proposals ("RFP") to replace the current power supply contracts that expire during the period September 1, 2001 through December 31, 2004. The RFP, issued in accordance with the VSCC competitive bidding rules, requested various blocks of supply to coincide with the timing and capacity and energy requirements contained in each expiring contract. Old Dominion also developed detailed cost estimates for peaking units that it identified as a utility build option. The estimates were submitted to the VSCC but not made available to potential bidders.

    Bids were received and evaluated and results presented to Old Dominion's Board of Directors. Old Dominion's build option is the most economical evaluated solution for supplying the needs identified in the RFP. At this time, Old Dominion has not entered into any contractual arrangements related to the build option but is currently working with Reliant on the development of a joint project of 1,000 MW. The RFP recognized that Old Dominion will not be able to fully construct its build option in time to coincide with supply contracts' expirations, and Old Dominion is currently negotiating with the bidders for that portion of the power supply needs.

    Old Dominion has not yet determined how it will finance the approximately $375.0 million of projected capital expenditure requirements associated with the construction of these new generating facilities. It is expected that these capital expenditures will aggregate approximately $75.0 million, $125.0 million, and $175.0 million in 2000, 2001, and 2002, respectively.


Other Matters

    In May 1999, Old Dominion signed an alliance agreement with Reliant to better position Old Dominion for the deregulation of the electric utility industry. The two companies are currently working together on the siting of a generating facility to be located in Cecil County, Maryland. Old Dominion and Reliant will continue to work together to evaluate future business relationships in order to improve and expand service options and lower energy costs to Old Dominion's Members.


Competition and Changing Regulations

    The electric utility industry is becoming increasingly competitive as a result of deregulation, competing energy suppliers, new technology, and other factors. The Energy Policy Act of 1992 amended the Federal Power Act and the Public Utilities Holding Company Act to allow for increased competition among wholesale electricity suppliers and increased access to transmission services by such suppliers. A number of other significant factors have affected the operations of electric utilities, including the availability and cost of fuel for the generation of electric energy; the use of alternative fuel sources for space and water heating and household appliances; fluctuating rates of load growth; compliance with environmental and other governmental regulations; licensing and other factors affecting the construction, operation, and cost of new and existing facilities; and the effects of conservation, energy management, and other governmental regulations on the use of electric energy. All of these factors present an increasing challenge to companies in the electric utility industry, including Old Dominion and its Members, to reduce costs, increase efficiency and innovation, and improve management of resources.

    The four states in which Old Dominion's Members operate (Virginia, Maryland, Delaware and West Virginia) have enacted legislation that addresses deregulation of the electric industry, and that outlines a process by which electric utilities within their jurisdiction, including cooperatives, will transition to competition. The individual deregulation plans adopted by the Virginia, Maryland and Delaware legislators are similar. In all three states, previously regulated electric utilities must unbundle the component parts of generation, transmission, and distribution. Power transmission and distribution will remain under government regulation; however, power generation will be deregulated and utilities will compete for customers in the open market. The plans of Virginia, Maryland, and Delaware each indicate that cooperatives will remain the default provider of power in their assigned territories, and that they will retain the metering and billing functions. Each of these plans also provides for recovery of stranded costs over a specified transition period, however the timing of each state's plan implementation is different. Additionally, each Member is legislatively required to submit a restructuring plan to its respective commission, including its assessment of stranded costs and proposed unbundled rate structure. Specific and unique aspects of each state's legislation are detailed below.

    The following table estimates the cumulative percentage of Old Dominion's load sales, based on 1999 demand sales, that will be subject to deregulation and at risk of loss in the competitive market each year in Virginia, Maryland, Delaware and West Virginia. This data is based on the dates that the Members' individual classes of customers are free to choose an alternative power supplier, as mandated by the individual state's legislative action:

                                    Percentage of Old Dominion's Load Sales
                                 ---------------------------------------------
                                    2000     2001            2002-2004
                                    ---      ----         ---------------

  Virginia                            -%       -%              78.8% (1)
  Maryland                            -         - (2)           9.5  (2)
  Delaware                          0.6      11.5              11.5
  West Virginia                       -       0.2               0.2
                                    ---      ----             -----
    Old Dominion Total System       0.6%     11.7%            100.0%
                                    ====     ====             ======
------------------


(1) The opportunity for Virginia consumers to shop will be phased in between January 1, 2002 and January 1, 2004 in accordance with a schedule that is to be developed by the VSCC.
(2) Old Dominion's Maryland Member must offer customer choice by July 1, 2003. It may, voluntarily, offer choice as early as 2001.


    Virginia. On March 25, 1999, the governor of Virginia signed into law comprehensive electric utility restructuring legislation. The legislation provides for retail choice to be phased in between January 1, 2002 and January 1, 2004 in accordance with a schedule that is to be developed by the VSCC. By January 1, 2001 each utility is to submit to the VSCC its plan for functional separation.

    The deregulation plan calls for capping rates, excluding the recovery of fuel costs, from January 1, 2002 to July 1, 2007. The rates were capped at the levels in effect on July 1, 1999; however, a utility can petition the VSCC for an increase in rates prior to January 1, 2001. During this transition period utilities may collect stranded costs through operation of the capped rates and a wires charge that will be applied to all customers that choose an alternative power supplier.

    The 2000 session of the Virginia General Assembly passed legislation to further enhance retail choice in Virginia. The legislation as passed accomplishes the following: (1) more clearly defines which entities qualify as aggregators and therefore, must be licensed, (2) directs the VSCC to continue its examination of whether metering and billing should be competitive, and (3) allows the VSCC to consider transmission charges when calculating market price. Language in this legislation clarifies that cooperatives will be the default supplier of all competitive services, and that they will continue to be permitted to sell power directly to their customers.

    Maryland. On April 8, 1999, the governor of Maryland signed into law restructuring legislation requiring a three-year phase-in of retail competition beginning with investor-owned utilities on July 1, 2001. Such phase-in is to be completed by July 1, 2003 at which time all customers will be able to choose their electric supplier. By the same law, the cooperatives must present to the MPSC a plan where all cooperative customers will have choice by July 1, 2003.

    The legislation also calls for a 3.0% to 7.5% rate reduction for non-cooperative residential customers upon commencement of competition; no such rate reduction is required for cooperative customers. Rates for all customers are to be frozen for four years from the date of the commencement of competition. Any proposed collection of stranded costs by cooperatives is to be included in a filing before the MPSC along with an unbundled rate study for their approval. Old Dominion's Maryland Member, Choptank Electric Cooperative, made such a filing in July 1999. Additionally, Choptank Electric Cooperative has indicated that it may voluntarily offer customer choice as early as July 1, 2001. Choptank Electric Cooperative and Old Dominion are currently involved in settlement negotiations with the MPSC regarding this filing. Old Dominion management believes that a component of this settlement will permit Choptank Electric Cooperative to collect its stranded costs from its customers that choose an alternative power supplier.

    Delaware. On March 31, 1999, the governor of Delaware signed into law legislation requiring a phase-in of retail competition beginning October 1, 1999 for customers of the state's investor-owned electric utility, Conectiv, and beginning April 1, 2000 for the customers of Delaware Electric Cooperative, Old Dominion's Delaware Member. Based on current estimates, the customers of Delaware Electric Cooperative that will be permitted to shop for power during 2000 account for less than 1.0% of Old Dominion's total load sales. All customers of Delaware Electric Cooperative, representing approximately 11.5% of Old Dominion's total load sales, will have the option of choosing their power supplier by April 1, 2001.

    Rates for Conectiv's residential customers were reduced 7.5% effective October 1, 1999 and will remain frozen at those levels through September 30, 2003. Rates for Conectiv's non-residential customers are to remain frozen at their October 1, 1999 levels through September 30, 2002. Delaware Electric Cooperative's customers' rates are to be frozen at current levels through March 31, 2005.

    The Delaware legislation required that Delaware Electric Cooperative file a restructuring and rate unbundling plan, including any proposed collection of the Member cooperative's stranded costs. Delaware Electric Cooperative filed such a plan in September of 1999. Old Dominion intervened in this proceeding to represent the interest of all of its Members. On February 28, 2000 the DPSC issued its order in response to the filing. The order indicates that it is the determination of the DPSC that Delaware Electric Cooperative has no stranded costs and therefore cannot collect such costs from those customers who choose an alternative power supplier. Conversely, Delaware Electric Cooperative has determined that it does have stranded costs by virtue of its wholesale power contract with Old Dominion, which includes certain above-market generation costs that its Members are obligated to pay. Delaware Electric Cooperative believes that it should be allowed to collect those costs from all its customers, including those that choose an alternative power supplier. Old Dominion supports this position and is currently reviewing its options to ensure that all its Members equitably share recovery of its above-market generation cost, and that no shifting of stranded costs among jurisdictions occurs.

    West Virginia. On March 11, 2000 the West Virginia legislature adopted a restructuring plan in to law that implements customer choice on January 1, 2001, or a later date established by the state commission. As in the other three states, power generation will be deregulated and utilities will compete for customers in the open market. Incumbent utilities will be the default suppliers; metering and billing services will be fully competitive within four years of the plan's implementation. The plan imposes restrictions on the residential and large commercial/industrial rates to be charged during the first 7 and 13 years, respectively.

    With the electric utility industry moving toward a competitive environment, it has become necessary for Old Dominion and its Members to develop innovative approaches to serving traditional markets. In a competitive environment, generating utilities are no longer guaranteed the recovery of prudently incurred costs. Generating utilities with costs that exceed market prices could suffer significant losses. Additionally, the loss of customers could also have a significant impact on a utility's results of operations. In the case of Old Dominion and its Members, the loss of a significant portion of load could cause a reduction in revenues and cash flows. The resulting decrease in Member revenues could also cause Old Dominion to lose its tax-exempt status. Management is currently working with the Members through the Strategic Plan Initiative to improve Old Dominion's and the Members' competitive position. See "Strategic Plan Initiative." Old Dominion cannot predict the ultimate effect competition will have on results of operations and future cash flows.

Year 2000 Compliance

    Old Dominion experienced a successful transition from 1999 to 2000. During the period immediately following the rollover and through the following few days, Old Dominion encountered no problems related to the year 2000 date change. Old Dominion continued to monitor its systems for any year 2000 problems through the transition to February 29, 2000. However, as with the rollover from 1999 to 2000, no problems were experienced.

    As operator of both the North Anna and Clover power stations, Virginia Power was responsible for ensuring that the plants were year 2000 ready. Virginia Power reported that it made a successful transition. Additionally, immediately following the rollover and throughout the weekend, Virginia Power's transmission and distribution systems, as well as North Anna and Clover, continued to operate smoothly. Virginia Power also reported no problems as a result of the transition to February 29, 2000.

    Old Dominion estimates its total year 2000 costs to be approximately $1.1 million.


Future Issues

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

Recently Issued Accounting Standards

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for periods beginning after June 15, 2000. Old Dominion believes the impact of this new standard will not be material to its financial position or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

    Old Dominion is exposed to market risk including changes in interest rates and equity and market prices. Interest rate risk is generally associated with Old Dominion's outstanding debt and trust-issued securities. Old Dominion is also subject to interest rate risk as well as equity price risk as a result of its nuclear decommissioning trust investments in debt and equity securities.

Interest Rate Risk

    Old Dominion uses both fixed and variable rate debt as sources of financing. The following table illustrates financial instruments that are held or issued by Old Dominion at December 31, 1999, and are sensitive to interest rate changes:

                                                                                            At December 31,
                                                                                      -------------------------------
                                                    Expected Maturity Value                 1999             1998
                                          ------------------------------------------  ---------------  --------------
                                                                                                Fair            Fair
                                           2000    2001    2002    2003   Thereafter   Total   Value   Total   Value
                                          -----   -----   -----   -----   ----------   ------  ------  ------  ------
                                                                    (in millions, except percentages)
LIABILITIES - Fixed rate
 Mortgage bonds:
  Taxable bonds                           $28.2   $28.2   $28.2   $21.7       $444.0   $550.3  $557.9  $627.7  $681.5
   Average interest rate                    8.2%    8.2%    8.2%    8.2%         8.0%
  Tax-exempt bonds                          1.2     1.2     9.5     1.4         51.7     65.2    64.8    65.2    68.8
   Average interest rate                    6.1%    6.2%    6.2%    6.4%         6.7%
LIABILITIES - Variable rate
 Tax-exempt bonds                           0.3     1.1       -       -          6.7      8.2     8.2     8.5     8.5
   Average interest rate                    3.0%    2.7%    2.7%                 2.9%


Equity Price Risk

Old Dominion is exposed to price fluctuations in equity markets with respect to its investments. At December 31, 1999, Old Dominion's equity investments totaled approximately $35.0 million.


Market Price Risk

Because the demand on Old Dominion's system is greater than its power resources (owned generation and power purchase contracts), Old Dominion must secure additional resources to meet its load requirements. Obtaining additional resources subjects Old Dominion to market price risk for supplemental power purchases. Management continually reviews various options to acquire low cost power.

Item 8.  Financial Statements and Supplementary Data


                       CONSOLIDATED FINANCIAL STATEMENTS
                                     INDEX

                                                                       Page
                                                                      Number
                                                                     --------

Report of Independent Accountants....................................    26
Consolidated Balance Sheets..........................................    27
Consolidated Statements of Revenues, Expenses and Patronage Capital..    28
Consolidated Statements of Comprehensive Income......................    28
Consolidated Statements of Cash Flows................................    29
Notes to Consolidated Financial Statements...........................    30

                       REPORT OF INDEPENDENT ACCOUNTANTS




To The Board of Directors
Old Dominion Electric Cooperative

In our opinion, the accompanying consolidated balance sheets and the related statements of revenues, expenses and patronage capital, and comprehensive income present fairly, in all material respects, the financial position of Old Dominion Electric Cooperative ("the Cooperative") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accompanying principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
    Richmond, Virginia


March 10, 2000

OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED BALANCE SHEETS
As of December 31, 1999 and 1998



(In thousands)                                                                                   1999                 1998
---------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------
Electric Plant:
     In service                                                                   $           889,392     $        885,551
     Less accumulated depreciation                                                           (209,865)            (140,574)
                                                                                  --------------------    -----------------
                                                                                              679,527              744,977
     Nuclear fuel, at amortized cost                                                            6,981                8,398
     Construction work in progress                                                             13,023               13,591
                                                                                  --------------------    -----------------
           Net Electric Plant                                                                 699,531              766,966
                                                                                  --------------------    -----------------
Investments:
     Nuclear decommissioning trust fund                                                        54,159               51,964
     Lease deposits                                                                           125,845              120,391
     Other                                                                                     82,020               38,689
                                                                                  --------------------    -----------------
            Total Investments                                                                 262,024              211,044
                                                                                  --------------------    -----------------
Current Assets:
     Cash and cash equivalents                                                                 25,088               82,382
     Receivables                                                                               34,044               37,367
     Fuel, materials and supplies, at average cost                                              9,312                9,291
     Prepayments                                                                                2,244                2,533
                                                                                  --------------------    -----------------
           Total Current Assets                                                                70,688              131,573
                                                                                  --------------------    -----------------
                                                                                  --------------------    -----------------
Deferred Charges                                                                               18,269               16,961
                                                                                  --------------------    -----------------
                                                                                  --------------------    -----------------
                 Total Assets                                                     $          1,050,512    $       1,126,544
                                                                                  ====================    =================

CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------
Capitalization:
     Patronage capital                                                            $           216,369     $        206,530
     Accumulated other comprehensive income                                                    (2,316)                 697
     Long-term debt                                                                           509,606              584,630
                                                                                  --------------------    -----------------
           Total Capitalization                                                               723,659              791,857
                                                                                  --------------------    -----------------
Current Liabilities:
     Long-term debt due within one year                                                        29,700               29,590
     Accounts payable                                                                          18,886               19,007
     Accounts payable - Member deposits                                                        28,752               42,204
     Deferred energy                                                                            3,263                2,366
     Accrued expenses                                                                           6,770                6,514
                                                                                  --------------------    -----------------
           Total Current Liabilities                                                           87,371               99,681
                                                                                  --------------------    -----------------
Deferred Credits & Other Liabilities:
      Decommissioning reserve                                                                  54,159               51,964
      Obligations under long-term leases                                                      129,010              123,614
      Other                                                                                    56,313               59,428
                                                                                  --------------------    -----------------
            Total Deferred Credits & Other Liabilities                                        239,482              235,006
                                                                                  --------------------    -----------------
Commitments and Contingencies (Notes 1, 2, 3, 9, 10, and 13)
                                                                                  --------------------    -----------------
                 Total Capitalization and Liabilities                             $          1,050,512    $       1,126,544
                                                                                  ====================    =================


The accompanying notes are an integral part of the consolidated financial statements.


OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED STATEMENTS OF REVENUES,
EXPENSES AND PATRONAGE CAPITAL
For The Years Ended December 31, 1999, 1998, and 1997



(In thousands)                                                      1999                 1998                  1997
----------------------------------------------------------------------------------------------------------------------------

Operating Revenues:                                          $            390,060    $        364,221      $         358,505
                                                             --------------------    -----------------     -----------------

Operating Expenses:
     Fuel                                                                  46,045               46,747                39,982
     Purchased power                                                      162,242              149,409               163,726
     Operations and maintenance                                            34,096               33,020                29,978
     Administrative and general                                            18,659               15,071                16,355
     Depreciation, amortization, and decommissioning                       68,015               46,421                29,413
     Taxes other than income taxes                                          7,678                7,358                 6,715
                                                             --------------------    -----------------     -----------------
          Total Operating Expenses                                        336,735              298,026               286,169
                                                             --------------------    -----------------     -----------------
               Operating Margin                                            53,325               66,195                72,336
Other Income (Expense), net                                                  (152)               1,301                   528
Investment Income                                                           5,552                4,640                 3,532
Interest Charges, net                                                     (48,886)             (60,042)              (63,597)
                                                             --------------------    -----------------     -----------------
               Net Margin                                                   9,839               12,094                12,799
Patronage Capital-Beginning of Year                                       206,530              197,552               184,753
Capital Credit Payments                                                         -               (3,116)                    -
                                                             --------------------    -----------------     -----------------
Patronage Capital-End of Year                                           $ 216,369            $ 206,530             $ 197,552
                                                             ====================    =================     =================

----------------------------------------------------------------------------------------------------------------------------


OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 1999, 1998, and 1997




(In thousands)                                                      1999                 1998                  1997
----------------------------------------------------------------------------------------------------------------------------
Net Margin                                                   $              9,839    $          12,094     $          12,799
Other Comprehensive Income:
      Unrealized (losses)/gains on investments                             (3,013)                 697                     -
                                                             --------------------    -----------------     -----------------
Comprehensive Income                                         $              6,826    $          12,791     $          12,799
                                                             ====================    =================     =================

----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 1999, 1998, and 1997



(In thousands)                                                           1999                 1998                  1997
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net margin                                                     $              9,839    $          12,094     $          12,799
     Adjustments to reconcile net margin to net cash provided
                 by operating activities:
           Depreciation, amortization and decommissioning                         68,015               46,421                24,340
           Other non-cash charges                                                 10,238               17,442                14,305
           Amortization of lease obligations                                       8,725                8,361                 8,197
           Changes in current assets                                               3,591               (3,554)                 (128)
           Changes in current liabilities                                        (12,797)                (589)               13,233
     Deferred charges and credits                                                 (3,615)                (263)                7,452
                                                                    --------------------    -----------------     -----------------
                       Net Cash Provided by Operating Activities                  83,996               79,912                80,198
                                                                    --------------------    -----------------     -----------------

Financing Activities:
     Reductions of long-term debt                                                (77,297)             (29,041)              (48,616)
     Obligations under long-term lease                                              (262)                (248)                 (172)
     Additions to long-term debt                                                       -                5,000                     -
     Payment of capital credits                                                        -               (3,116)                    -
                                                                    --------------------    -----------------     -----------------
                       Net Cash Used in Financing Activities                     (77,559)             (27,405)              (48,788)
                                                                    --------------------    -----------------     -----------------

Investing Activities:
     Lease deposits and other investments                                        (54,865)             (15,120)               (3,858)
     Electric plant additions                                                     (8,185)              (9,578)              (24,826)
     Decommissioning fund deposits                                                  (681)                (681)                 (681)
     Note receivable                                                                   -                    -                 6,992
                                                                    --------------------    -----------------     -----------------
                       Net Cash Used in Investing Activities                     (63,731)             (25,379)              (22,373)
                                                                    --------------------    -----------------     -----------------
                             Net Change in Cash and Cash Equivalents             (57,294)              27,128                 9,037
Cash and Cash Equivalents-Beginning of Year                                       82,382               55,254                46,217
                                                                    --------------------    -----------------     -----------------
Cash and Cash Equivalents-End of Year                               $             25,088    $          82,382     $          55,254
                                                                    ====================    =================     =================

-----------------------------------------------------------------------------------------------------------------------------------

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

The accompanying financial statements reflect the consolidated accounts of Old Dominion and Dominion Power Control, Ltd. ("DPC"), a wholly owned subsidiary of Old Dominion which provides financing for a load management system used by Old Dominion and its Members. All intercompany balances and transactions have been eliminated in consolidation. Old Dominion's 50% ownership interest in Regional Headquarters, Inc. ("RHI") (Note 11) is recorded using the equity method of accounting.

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

Depreciation, Amortization, and Decommissioning:

Depreciation is based on the straight-line method at rates that are designed to amortize the original cost of properties over their service lives. Depreciation rates, excluding accelerated depreciation associated with Old Dominion's Strategic Plan Initiative ("Strategic Plan Initiative" or "SPI"), for jointly owned depreciable plant balances at the North Anna Nuclear Power Station ("North Anna") were approximately 3.3% in 1999, 3.1% in 1998, and 3.2% in 1997. The depreciation rates, excluding accelerated depreciation associated with the SPI, for jointly owned depreciable plant balances at the Clover Power Station ("Clover") were approximately 2.8% in 1999, 2.7% in 1998, and 2.5% in 1997. In accordance with the SPI, in 1999 Old Dominion recorded $43.7 million of accelerated depreciation on its generation assets. See Note 13 to the Consolidated Financial Statements. In 1998, $20.7 million of accelerated amortization was recorded on the plant acquisition adjustment to fully amortize the asset, and in 1997, $2.9 million of accelerated amortization and recovery in rates was recorded on certain regulatory assets.

Old Dominion accrues decommissioning costs over the expected service life of North Anna and makes periodic deposits in a trust fund, such that the fund balance will equal Old Dominion's estimated cost at the time of decommissioning. The present value of the future decommissioning cost is credited to the decommissioning reserve; increases are charged to Members through their rates. The estimated cost to decommission North Anna is based on a site-specific study performed by Virginia Power in 1998 and assumes that the method of completing decommissioning activities is dismantlement. Old Dominion's portion of the estimated cost to decommission North Anna is expected to be approximately $91.3 million in 1998 dollars. The decommissioning of North Anna is expected to begin at the expiration date of each unit's operating license, which is 2018 and 2020 for North Anna Units 1 and 2, respectively. In the event the assumed return on the trust fund is not earned, the management of Old Dominion believes that any additional cost incurred will be recoverable through rates.

Amounts held in the decommissioning trust fund, which equals the decommissioning reserve, at December 31, 1999 and 1998, were $54.2 million and $52.0 million, respectively. Annual decommissioning expense, net of earnings on the fund, was $0.7 million in 1999, 1998, and 1997.

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

Under the Energy Policy Act of 1992, all domestic utilities which purchased enriched uranium from the DOE during the years 1969 through 1991 are required to make payments to the DOE, which, in the aggregate, total a maximum of $150.0 million (adjusted annually for inflation) each year for a new uranium enrichment decontamination and decommissioning fund. Such payments, which commenced in 1993, are required to continue for a period of 15 years. At December 31, 1999 and 1998, the total accrued liability was $2.8 million and $3.2 million, respectively, which represents Old Dominion's pro rata share. This amount has been recorded as a deferred charge and will be amortized and recovered by Old Dominion through rates over the 15-year funding period.

Allowance for Borrowed Funds Used During Construction:

Old Dominion capitalizes interest on borrowings for significant construction projects. From 1992 through 1996, income earned on trusteed construction funds was netted against the amount of interest charges. Interest capitalized in 1999, 1998, and 1997 was $0.3 million, $0.4 million, and $0.4 million, respectively.

Income Taxes:

As a not-for-profit electric cooperative, Old Dominion is currently exempt from federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended. Accordingly, provisions for income taxes have not been reflected in the accompanying consolidated financial statements.

Operating Revenues:

Operating revenues consist of sales to Members and to a nonmember. Sales to Members consist of power sales pursuant to long-term wholesale power contracts ("wholesale power contracts") that Old Dominion maintains with each of its Members. These wholesale power contracts obligate each Member to pay Old Dominion for power furnished in accordance with rates established by Old Dominion. Power furnished is determined based on month-end meter readings.

Sales to a nonmember consist of sales of excess energy from Clover to Virginia Power, a related party, under the terms of the contracts between Old Dominion and Virginia Power relating to the construction and operation of Clover ("Clover Agreements").

Deferred Charges:

Certain costs have been deferred based on rate action by Old Dominion's Board of Directors and approval by FERC. These costs will be recognized as expense concurrent with their recovery through rates. In 1999 and 1998, Old Dominion accelerated the amortization and recovery in rates of debt refinancing premiums in the amounts of $1.7 million and $8.1 million, respectively.

Deferred charges also include costs associated with the issuance of debt. These costs are being amortized using the effective interest method over the life of the respective debt issues.

Deferred Energy:

A deferral method of accounting is used to recognize differences between Old Dominion's actual energy and fuel expenses and the energy and fuel revenues collected from its Members. The deferred credit at December 31, 1999 and 1998, was $3.3 million and $2.4 million, respectively. The deferred credit at December 31, 1999, will be returned to the Members in 2000 in accordance with the tariffs then in effect. The deferred credit at December 31, 1998, was returned to the Members during 1999 in accordance with the tariffs then in effect.

Investments:

Financial instruments included in the decommissioning fund and other investments are classified as available-for-sale, and accordingly, are carried at fair value. Unrealized gains and losses on investments held in the decommissioning fund are deferred as an adjustment to the decommissioning reserve until realized.

Old Dominion's investments in marketable securities, which are actively managed, are classified as available-for-sale and are recorded at fair value. Unrealized gains or losses on other investments, if material, are reflected as a component of capitalization. Investments that Old Dominion has the positive intent and ability to hold to maturity are classified as held-to-maturity and are recorded at amortized cost.

Patronage Capital:

Old Dominion is organized and operates as a cooperative. Patronage capital represents the retained net margins of Old Dominion which have been allocated to its Members based upon their respective power purchases in accordance with Old Dominion's bylaws. Any distributions are subject to the discretion of the Board of Directors of Old Dominion and the restrictions contained in the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion and Crestar Bank, as trustee (as supplemented by nine supplemental indentures thereto and is hereinafter referred to as the "Indenture"). In December 1997, Old Dominion's Board of Directors approved the retirement of approximately $3.1 million of patronage capital, which was disbursed in February 1998.

Outage Provision:

The normal maintenance and refueling cycle for each of the North Anna nuclear units is 18 months. During outage periods, approximately 35 days per unit, Old Dominion incurs higher operation and maintenance costs and supplemental energy purchases. Although the supplemental energy purchases are deferred and collected in accordance with the deferred energy policy, the other outage costs are charged to expense as incurred and have a direct impact on net margins. Old Dominion has a policy of accruing a portion of incremental outage expenses that are scheduled for the succeeding year. Operating expenses in 1999, 1998, and 1997 include $1.5 million, $1.1 million, and $1.3 million, respectively, accrued under this policy.

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

NOTE 2 - Jointly Owned Plants

In 1983, Old Dominion purchased from Virginia Power an 11.6% undivided ownership interest in North Anna, a two-unit, 1,790 MW (net capacity rating) nuclear generating facility, as well as nuclear fuel and common facilities at the power station, and a portion of spare parts, inventory and other support facilities. Old Dominion is responsible for 11.6% of all post acquisition date additions and operating costs associated with the plant, as well as a pro rata portion of Virginia Power's administrative and general expenses for North Anna, and must provide its own financing for these items. Old Dominion's portion of assets, liabilities, and operating expenses associated with North Anna are included in the consolidated financial statements. At December 31, 1999, Old Dominion had an outstanding accounts receivable balance of $0.4 million due from Virginia Power for operation, maintenance, and capital investment at the facility. At December 31, 1998, Old Dominion had an outstanding accounts payable balance of $0.7 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at the facility.

Old Dominion and Virginia Power each hold a 50% undivided ownership interest in Clover, a two-unit, 882 MW (net capacity rating) coal-fired generating facility. Unit 1 began commercial operation on October 7, 1995, and Unit 2 began commercial operation on March 28, 1996. Old Dominion is responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro rata portion of Virginia Power's administrative and general expenses for Clover, and must provide its own financing for these items. Old Dominion's portion of assets, liabilities, and operating expense associated with Clover are included in the consolidated financial statements. At December 31, 1999, Old Dominion had an outstanding accounts payable balance of $0.3 million due to Virginia Power for operation, maintenance, and capital investment at the facility. At December 31, 1998, Old Dominion had an outstanding accounts receivable balance of $3.4 million due from Virginia Power for operation, maintenance, and capital investment at the facility.

Old Dominion's investment in jointly owned plants at December 31, 1999, excluding accelerated depreciation of $43.7 million, was as follows:

                                     North Anna        Clover
                                     ----------        ------
                               (in millions, except percentages)

     Ownership interest                 11.6%           50.0%

     Electric plant                   $347.3          $635.5
     Accumulated depreciation
      and amortization                 185.2            69.5
     Construction work in progress      12.1             0.9

Projected capital expenditures for North Anna for 2000 through 2002 are $10.8 million, $14.6 million, and $9.4 million, respectively. Projected capital expenditures for Clover for 2000 through 2002 are $9.3 million, $12.7 million, and $22.4 million, respectively.


NOTE 3 - Power Purchase Agreements

In 1999, 1998, and 1997, North Anna and Clover together furnished approximately 57.0%, 57.2%, and 52.2%, respectively, of Old Dominion's energy requirements. The remaining needs were satisfied through purchases of supplemental power from Virginia Power and other power companies.

Under the terms of the Amended and Restated Interconnection and Operating Agreement with Virginia Power ("I&O Agreement"), as accepted by FERC on March 11, 1998, Virginia Power agreed to sell to Old Dominion reserve capacity and energy for North Anna and Clover until the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date upon which Old Dominion's interest in North

Anna is reduced to zero. Additionally, Old Dominion will continue, through 2001, to purchase from Virginia Power, at declining rates, its entire monthly requirements for supplemental demand and energy to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. Old Dominion will purchase from Virginia Power half of its supplemental requirements in 2002 and none of its supplemental requirements in 2003.

Additionally, under the terms of the I&O Agreement, services to Old Dominion have been unbundled and terms for the provision of transmission and ancillary services have been removed. These services will be provided pursuant to Virginia Power's open access transmission tariff. Specific terms are provided in a Service Agreement for Network Integration Transmission Service and a Network Operating Agreement between Virginia Power and Old Dominion, both of which also were approved by FERC on March 11, 1998, retroactively effective to January 1, 1998.

Old Dominion has an agreement with Public Service Electric & Gas ("PSE&G Agreement") to purchase 150 MW of capacity, consisting of 75 MW intermediate and/or peaking capacity and 75 MW base load capacity, and associated energy, through 2004. The PSE&G Agreement contains fixed capacity charges for the base, intermediate, and peaking capacity to be provided under the agreement. However, either party can (within certain limits) apply to FERC to recover changes in certain costs of providing services. In the event of a change in rate, the party adversely affected may terminate the PSE&G Agreement, with one-year notice. Old Dominion may purchase the energy associated with the PSE&G capacity from PSE&G or other power suppliers. If purchased from PSE&G, the energy cost is based on PSE&G's incremental cost above its native load, taking into account the Pennsylvania-New Jersey-Maryland Interconnection LLC ("PJM") economy energy transactions. If purchased from other power suppliers, Old Dominion would pay
the negotiated energy rate.    Old Dominion is presently purchasing most of the
energy requirements from the short-term markets.

In October 1997, Old Dominion filed with FERC a section 206 complaint against PSE&G. Old Dominion believes its contract with PSE&G should be modified to conform with PJM restructuring. On May 19, 1998, FERC ruled in Old Dominion's favor, ordering PSE&G to remove any transmission costs from its rates to Old Dominion. Under the PJM structure, Old Dominion pays for the transmission of PSE&G power through the zonal rate it currently pays to Conectiv Energy ("Conectiv"). PSE&G has complied with FERC's ruling through its compliance order, but has requested a rehearing and is awaiting a final FERC order.

Until December 1, 1999, Old Dominion had a partial requirements agreement with Conectiv, which obligated Conectiv to provide the balance of Old Dominion's power requirements for its three Members east of the Chesapeake Bay in excess of the 150 MW purchased from PSE&G and a 60 MW purchase contract with Conectiv/Pennsylvania Power & Light ("PPL"). In 1999, Old Dominion renegotiated the partial requirements contract with Conectiv for the period December 1, 1999 through August 31, 2001, with an option to extend through May 2002. Under this agreement, Conectiv will provide a fixed capacity amount to Old Dominion for the term of the contract and Old Dominion will be able to purchase an additional limited amount of capacity, if needed, to supply its PJM capacity commitment. There is no commitment to provide energy under this contract.

Old Dominion's purchased power costs for the past three years were as follows :

                        Year Ended December 31,
                       -------------------------
                        1999     1998     1997
                       -------  -------  -------
                             (in millions)

     Virginia Power     $ 69.8   $ 70.4   $ 79.9

     Conectiv             29.9     37.2     34.8

     PSE&G                49.3     33.2     39.0

     Other                13.2      8.6     10.0
                        ------   ------   ------
                        $162.2   $149.4   $163.7
                        ======   ======   ======

Old Dominion's power purchase agreements contain certain firm capacity and minimum energy requirements. As of December 31, 1999, Old Dominion's minimum purchase commitments under the various agreements, without regard to capacity reductions or cost adjustments, were as follows:

                                Firm        Minimum
                              Capacity       Energy
Year Ending December 31,    Requirements  Requirements  Total
--------------------------  ------------  ------------  -----
                                          (in millions)
                                          -------------

          2000                     $18.0         $33.4  $51.4
          2001                      16.0             -   16.0
          2002                       8.0             -    8.0
          2003                       8.0             -    8.0
          2004                       6.4             -    6.4
                                   -----  ------------  -----
                                   $56.4         $33.4  $89.4
                                   =====  ============  =====

As of December 31, 1999, Old Dominion had short-term commitments to buy energy in the amount of $10.3 million over the next six months.


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

In order to ensure that only actual cost of power service plus necessary margins are billed to the Members each year, and to provide for uncertainties connected with the establishment of prospective rates, in 1984 Old Dominion's Board of Directors established a plan (the "Margin Stabilization Plan") which allows Old Dominion to review its actual cost of service and power sales as of year end and adjust revenues from the Members to take into account actual results and financial coverages. All adjustments, whether increases or decreases, are recorded in the year affected and allocated to Members based on power sales during that year. Such increases or decreases are either collected from Members, or offset against amounts owed by the Members, in the succeeding year. Under the Margin Stabilization Plan, Old Dominion reduced revenues from power sales and increased accounts payable to Members for 1999, 1998, and 1997 in the amount of $3.9 million, $4.4 million, and $8.0 million, respectively. Additionally, in September 1999 Old Dominion returned $3.3 million of margin stabilization to its Members.

Revenues from the following Members equaled or exceeded 10% of Old Dominion's total revenues for the past three years:

                                               Year Ended December 31,
                                               -----------------------
                                                1999     1998    1997
                                               -------  ------  ------
                                                    (in millions)

     Northern Virginia Electric Cooperative     $102.6   $95.4   $94.5
     Rappahannock Electric Cooperative            82.2    77.0    77.1
     Delaware Electric Cooperative                41.7    39.0    37.2

NOTE 5 - Long-Term Lease Transactions

On March 1, 1996, Old Dominion finalized a long-term lease transaction with an owner trust for the benefit of an equity investor. Under the terms of the transaction, Old Dominion entered into a 48.8-year lease of its interest in Clover Unit 1 (valued at $315.0 million) to such owner trustee, and simultaneously entered into a 21.8-year lease of the interest back from such owner trustee. As a result of the transaction, Old Dominion recorded a deferred gain of $23.6 million, which is being amortized into income ratably over the 21.8-year operating lease term. A portion of the proceeds from the transaction, $23.9 million, was used to retire a portion of Old Dominion's 8.76% First Mortgage Bonds, 1992 Series A. Concurrent with the retirement of its 1992 Series A Bonds, Old Dominion issued a like amount of zero coupon First Mortgage Bonds, 1996 Series A with an effective interest rate of 7.06%.

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


NOTE 6 - Investments

Investments consist of the following:
                                                          December 31,
                                                   -----------------------
                                                     1999           1998
                                                   --------       --------
                                                        (in thousands)
Restricted Investments:
 Nuclear decommissioning trust fund                $ 54,159       $ 51,964
 Lease deposits                                     125,845        120,391
Unrestricted Investments                             82,020         38,689
                                                   --------       --------
  Total Investments                                $262,024       $211,044
                                                   ========       ========

The preceding amounts were invested as follows:

U.S. Government securities                         $ 51,753       $ 47,261
Corporate obligations                                73,288         61,527
Asset backed securities                              31,308              -
Mortgage backed securities                            4,543          6,192
Corporate common stock                               34,995         32,766
Short term investment funds                          65,228         62,358
Other                                                   909            910
                                                   --------       --------
  Total Investments                                $262,024       $211,044
                                                   ========       ========


Realized gains and losses on the sale of securities are determined on the basis of specific identification. During 1999 and 1998, sales proceeds were $81.6 million and $18.6 million, respectively. Gross realized gains and losses on the sale of securities in 1999 were approximately $0.2 million and $0.5 million, respectively. Gross realized gains and losses on the sale of securities in 1998 were approximately $83,000 and $35,000, respectively.

Gross unrealized gains and losses on investments in 1999 and 1998 were approximately $7,000 and $2.3 million and $0.7 million and $22,000, respectively.

At December 31, 1999 and 1998, the aggregate market value of the above investments, based on quoted market prices obtained from independent sources, was $264.7 million and $225.2 million, respectively.

NOTE 7 - Long-Term Debt

Long-term debt consists of the following:
                                                                          December 31,
                                                                   ------------------------
                                                                     1999            1998
                                                                   --------        --------
                                                                         (in thousands)
$1,130,000 principal amount of First Mortgage Bonds,
1999 Series A, due 2002 at an interest rate of 5.25%               $  1,130

$1,075,000 principal amount of First Mortgage Bonds,
1998 Series A, due 2002 at an interest rate of 4.25%                  1,075        $  1,075

$5,000,000 principal amount of First Mortgage Bonds,
1998 Series B, due 2002 at an interest rate of 4.25%                  5,000           5,000

$1,025,000 principal amount of First Mortgage Bonds,
1997 Series A, due 2002 at an interest rate of 4.90%                  1,025           1,025

$109,182,937 principal amount of First Mortgage Bonds,
1996 Series B, due 2018 at an effective rate of 7.06%               108,601         108,601

$130,000,000 principal amount of First Mortgage Bonds,
1993 Series A, due 2013 at an interest rate of 7.48%                128,300         128,300

$120,000,000 principal amount of First Mortgage Bonds,
1993 Series A, due 2023 at an interest rate of 7.78%                 38,500          66,500

$150,000,000 principal amount of First Mortgage Bonds,
1992 Series A, due 2002 at an interest rate of 7.97%                 84,480         112,640

$350,000,000 principal amount of First Mortgage Bonds,
1992 Series A, due 2022 at an interest rate of 8.76%                190,405         211,655

$60,210,000 principal amount of First Mortgage Bonds,
1992 Series C, due 1997 through 2022 at interest rates
ranging from 4.90% to 6.50%                                          56,980          58,110

Louisa County Pollution Control Revenue Bonds (North Anna),
due December 1, 2008, with variable interest rates
(averaging 3.27% in 1999 and 4.12% in 1998)                           6,750           6,750

Non-recourse debt of DPC due 2001, with variable interest
rates (averaging 4.11% in 1999 and 3.49% in 1998)                     1,422           1,722
                                                                   --------        --------
                                                                    623,668         701,378
Less unamortized discounts                                          (84,362)        (87,158)
Less current maturities                                             (29,700)        (29,590)
                                                                   --------        --------
 Total Long-Term Debt                                              $509,606        $584,630
                                                                   ========        ========

Substantially all assets of Old Dominion are pledged as collateral under the Indenture.

The non-recourse debt of DPC is collateralized by a $1.9 million letter of credit.

During 1999 and 1997, Old Dominion purchased approximately $49.3 million and $32.0 million, respectively, of its First Mortgage Bonds, 1992 Series A and 1993 Series A. The transactions resulted in net losses of approximately $4.2 million in 1999 and $2.5 million in 1997, including the write-off of original issuance costs. The net losses have been deferred and are being amortized over the life of the remaining bonds.

In December 1999, Old Dominion refinanced $1.1 million of its First Mortgage Bonds, 1992 Series C due in 1999. The refinanced bonds, 1999 Series A, are due in 2002 at an interest rate of 5.25%.

In December 1998, Old Dominion issued $5.0 million of First Mortgage Bonds, 1998 Series B. The bonds have an interest rate of 4.25% and are due in 2002.

In November 1998, Old Dominion refinanced $1.1 million of its First Mortgage Bonds, 1992 Series C due 1998. The refinanced bonds, 1998 Series A, are due in 2002 at an interest rate of 4.25%.

In November 1997, Old Dominion refinanced $1.0 million of its First Mortgage Bonds, 1992 Series C due 1997. The refinanced bonds, 1997 Series A, are due in 2002 at an interest rate of 4.90%.

In February 1997, Old Dominion refinanced its First Mortgage Bonds, 1996 Series
A. The refinanced bonds, 1996 Series B, have an effective interest rate of 7.06% and are due in 2018, except for approximately $0.6 million which was due and paid January 1998.

Estimated maturities of long-term debt for the next five years are as follows:

             Years Ending December 31,    (in thousands)
             -------------------------    --------------
                    2000                     $29,700
                    2001                      30,487
                    2002                      37,720
                    2003                      23,124
                    2004                      23,125

The aggregate fair value of long-term debt was $630.9 million and $758.8 million at December 31, 1999 and 1998, respectively, based on current market prices.
For debt issues that are not quoted on an exchange, interest rates currently available to Old Dominion for issuance of debt with similar terms and remaining maturities are used to estimate fair value. Old Dominion believes that the carrying amount of debt issues with variable rates that are refinanced at current market rates is a reasonable estimate of their fair value.


NOTE 8 - Short-Term Borrowing Arrangements

Old Dominion has unsecured short-term lines of credit to provide additional sources of financing. Old Dominion has a $30.0 million committed line of credit with Bank of America, which expires on September 30, 2000, and is expected to be renewed. Additionally, Old Dominion has a $20.0 million committed line of credit with CFC, a $20.0 million committed line of credit with CoBank, ACB, both of which expire on December 31, 2000, and are expected to be renewed and a $15.0 million committed line of credit with Branch Banking and Trust Company of Virginia, which expires on February 28, 2001, and is expected to be renewed.
Old Dominion also has uncommitted short-term borrowing arrangements aggregating $30.0 million. Due to limitations contained in certain of these uncommitted facilities, no more than $85.0 million in total can be outstanding at any time under Old Dominion's committed and uncommitted short-term borrowing arrangements. At December 31, 1999 and 1998, Old Dominion had no short-term borrowings outstanding under any of these arrangements.

Old Dominion maintains a policy which allows Members to pay monthly power bills before their final due date. Under this policy, Old Dominion will pay interest on early payment balances at a blended investment and outside short-term borrowing rate. Amounts advanced by Members are classified as accounts payable-Member deposits and totaled $28.8 million and $42.2 million at December 31, 1999 and 1998, respectively.


NOTE 9 - Employee Benefits

Substantially all Old Dominion employees participate in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program, a noncontributory, defined benefit multi-employer master pension plan. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants
upon their retirement.   Accumulated benefits and plan assets are not determined
or allocated separately by individual employer. Pension expense for 1999, 1998, and 1997 was $272,000, $265,000, and $186,000, respectively.

Old Dominion has also elected to participate in the SelectRe Pension Plan, a defined contribution multi-employer retirement plan administered by the NRECA. Under the plan, employees may elect to have up to 23% or $10,000, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. As an additional incentive, Old Dominion matches up to the first 2% of each employee's contribution to the plan. Old Dominion's matching contributions were $66,000, $61,000, and $64,000 in 1999, 1998, and 1997, respectively.

Certain executive officers of Old Dominion also participate in an unfunded salary continuation plan, which provides for post employment compensation for these officers. Old Dominion is accruing the expected present values of the future benefits over the estimated remaining working lives of these individuals. Old Dominion's expense under this plan was $14,000 in 1999 and 1998 and $11,000 in 1997.

Old Dominion and the Virginia, Maryland and Delaware Association of Electric Cooperatives ("VMDA") entered into an agreement with the former President and Chief Executive Officer of the organizations to jointly fund a supplemental retirement package on his behalf with an annual fixed contribution of $60,000. Old Dominion's expense under this agreement was $18,000 in 1998 and $60,000 in 1997.

Old Dominion provides no other significant postretirement benefits to its employees. However, in conjunction with the I&O Agreement, Old Dominion is required to pay 11.6% of the operating costs associated with North Anna and 50% of the operating costs associated with Clover, including postretirement benefits of Virginia Power employees whose costs are allocated to those stations. These postretirement benefits other than pensions resulted in an increase in expense to Old Dominion of approximately $0.9 million in 1999, $0.7 million in 1998, and $0.9 million in 1997. Old Dominion is recovering the expense as it is billed by Virginia Power.


NOTE 10 - Insurance

As a joint owner of North Anna, Old Dominion is a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage. All policies are administered by Virginia Power, which charges Old Dominion for its proportionate share of the costs.

The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $9.5 billion for a single nuclear incident. The Price-Anderson Act Amendment of 1988 allows for an inflationary provision adjustment every five years. Virginia Power has purchased $200 million of coverage from the commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, Virginia Power and Old Dominion, jointly, could be assessed up to $91.0 million for each licensed reactor not to exceed $10.0 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed.

Virginia Power's current level of property insurance coverage, $2.55 billion for North Anna, exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion for each reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first to return the reactor to and maintain it in a safe and stable condition, and second to decontaminate the reactor and station site in accordance with a plan approved by the NRC. The property insurance coverage provided to Virginia Power and Old Dominion, jointly, is provided by Nuclear Electric Insurance Limited ("NEIL"), a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. The maximum assessment for the current policy period is $29.0 million. Based on the severity of the incident, the board of directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. Virginia Power and Old Dominion, jointly, have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available, because they must first be used for stabilization and decontamination.

Virginia Power purchases insurance from NEIL to cover the cost of replacement power during a prolonged outage of a nuclear unit due to direct physical damage of the unit. Under this program, Virginia Power and Old Dominion, jointly, are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. The current policy period's maximum assessment is $7.0 million.

Old Dominion's share of the contingent liability for the coverage assessments described above is a maximum of $25.3 million at December 31, 1999.


NOTE 11 - Regional Headquarters, Inc.

Old Dominion and the VMDA are equal joint owners of RHI. Old Dominion's Members are represented on both the VMDA's and Old Dominion's Boards of Directors. RHI holds title to the office building that is being leased to Old Dominion, the VMDA and third party lessees. As a 50% owner, Old Dominion is obligated to make lease payments equal to one-half of RHI's annual operating expenses, net of rental income from third party lessees, through the year 2016. Old Dominion is presently paying approximately 74.2% of RHI's net costs based on its relative occupancy. During 1999, 1998, and 1997, Old Dominion paid $236,000, $184,000, and $219,000, respectively, to RHI for rent. At December 31, 1999 and 1998, Old Dominion had outstanding accounts receivable of $15,000 and $171,000, respectively, due from RHI.

Estimated future lease payments, without regard to changes in square footage, third party occupancy rates, operating costs and inflation are as follows:


          Year Ending December 31,        (in thousands)
          ------------------------        --------------

              2000                          $  293
              2001                             293
              2002                             293
              2002                             293
              2004                             293
              2005 and thereafter            3,516
                                            ------
                                            $4,981
                                            ======

The assets and liabilities of RHI at December 31, 1999, were $5.3 million (primarily the book value of the office building) and $4.4 million (primarily an industrial development bond payable), respectively. Old Dominion records its investment in RHI under the equity method.


NOTE 12 - Supplemental Cash Flows Information

Cash paid for interest, net of allowance for funds used during construction, in 1999, 1998, and 1997 was $49.4 million, $60.3 million, and $63.9 million, respectively.

Unrealized deferred gains on the decommissioning fund of approximately $4.0 million and $5.0 million in 1999 and 1998, respectively, have been included in the decommissioning reserve.


NOTE 13 - Commitments and Contingencies

Strategic Plan Initiative - On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative" or "SPI"). Subsequently, an independent assessment of the impact on Old Dominion of transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the SPI. The SPI, as then approved, called for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 to 2003 with the funds to be used for the prepayment of a portion of outstanding debt. A provision of the SPI requires that it be updated periodically based on revised projections, projected targets, legislation, and the status of the SPI in terms of achieving its objective. The Board of Directors will approve all revisions or modifications.

In conjunction with the SPI, on May 10, 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on generation assets during the period January 1, 1999 through December 31, 2003, and to recover the additional expense through rates pursuant to the comprehensive rate formula filed with and accepted by FERC. In 1999, Old Dominion recorded additional depreciation of $43.7 million and accelerated the recovery in rates of a debt prepayment premium of $1.7 million. Rates approved by the Board of Directors for 2000 include the recovery of additional depreciation of approximately $53.1 million.

A study was undertaken in late 1999 to assess the status of the SPI and the numerous factors that impact its results. This update considered changes in market rate forecast, components of Old Dominion's cost of service and deregulation timelines. Additionally, it incorporated the effects of recording accelerated depreciation. As a results of this study the targeted collection amount of $330.0 million was reduced to $241.0 million. Old Dominion will continue to evaluate the various factors that impact the results of the SPI, monitor its progress, and, upon approval from its Board of Directors, adjust the SPI as necessary to achieve its objective.

To date Old Dominion has collected cash totaling of $76.8 million ($45.4 million and $31.4 million in 1999 and 1998, respectively) toward the revised SPI target of $241.0 million. Old Dominion anticipates collecting approximately $165.0 million over the next four years to fulfill its SPI goal.

In conjunction with the SPI Old Dominion purchased $49.3 million of its higher cost outstanding debt in 1999. During the first quarter of 2000 Old Dominion purchased an additional $13.2 million of its outstanding debt.

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

Old Dominion is subject to certain requirements of the Clean Air Act ("CAA"). The CAA requires utilities owning fossil fuel fired power stations to, among other things, limit emissions of sulfur dioxide and nitrogen oxides or obtain allowances for such emissions. Clover is designed and licensed to operate at full capacity within its allocated allowances for sulfur dioxide and utilizes equipment, which operates at a level which is below the current limitations for nitrogen oxide emissions.

In 1998, the EPA issued a Final Rule addressing regional transport of ground-level ozone through reductions in nitrogen oxides (NOx) commonly known as the NOx State Implementation Plan ("SIP") call. The NOx SIP call, which affects 22 states, including Virginia, and the District of Columbia, required those states to develop a plan by September 24, 1999 that would reduce NOx emissions in the respective states. The NOx SIP call also required emissions reduction to be implemented by May 1, 2003. In 1999, a Federal Appeals Court stayed the EPA's NOx SIP call. Additionally, the court agreed to put off the SIP filings until April 2000 but did not address the 2003 deadline for compliance with the SIP call. In March 2000, the Federal Appeals Court ruled in favor of the EPA. This decision, if it stands, will require states to submit their SIP plans to the EPA and implement their NOx reduction program. The EPA does not mandate which NOx sources are required to reduce their emissions of NOx but leaves it up to the individual state to determine the best approach. It is almost certain that fossil fuel electric generation facilities greater than 250 mmBtu/hr., such as Clover, will be required to reduce their NOx emissions.

In a related action, several Northeast utilities filed petitions under Section 126 of the CAA requesting that the EPA take action against those states affected by the NOx SIP call. The states submitting the petitions claim that their efforts to meet CAA standards are impeded by transport pollution from upwind states. In response to the Section 126 filings, in December 1999 the EPA ordered 392 power plants, including Clover Units 1 and 2, and industrial facilities to reduce their emissions and set up a trading program to help those companies meet the reduction by May 2003.

Virginia, along with other states, is suing the EPA over the NOx SIP call. Virginia will likely use a new permit program to enforce reductions in NOx emissions, which will affect Clover, either by lowering the permitted levels of NOx emissions or by establishing a cap and trade program to meet the statewide levels of emissions. Old Dominion estimates the cost to comply with the new requirements to be approximately $40.0 million.

Old Dominion is also subject to permit limitations for surface water discharge and for the operation of a combustion waste landfill. Permits required by the Clean Water Act, the Resource Conservation and Recovery Act, and state laws have been issued. These permits are subject to reissuance and continued review.

Insurance - Under several of the nuclear insurance policies procured by Virginia Power and to which Old Dominion is a party, Old Dominion is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies. See Note 10 to the Consolidated Financial Statements.

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

Executive Officers of Old Dominion

   The executive officers of Old Dominion, as of March 1, 2000, their respective ages and their respective positions with Old Dominion are listed below. Each executive officer of Old Dominion serves at the discretion of the Board of Directors.

          Name                 Age                    Positions Held
-----------------------------  ---  --------------------------------------------------
    Jackson E. Reasor           47  President and Chief Executive Officer
    Daniel M. Walker            54  Sr. Vice President of Accounting and Finance
    Konstantinos N. Kappatos    57  Sr. Vice President of Engineering and Operations
    Gregory W. White            47  Sr. Vice President of Retail & Alliance Management


   Jackson E. Reasor has served as President and Chief Executive Officer of Old Dominion since November 1998; President of the Virginia, Maryland and Delaware Association of Electric Cooperatives ("VMDA") (an electric cooperative association which provides services to the Members and certain other electric cooperatives) since November 1998; Vice President of First Virginia Bank from May 1997 until November 1998; President and Chief Executive Officer of Premier Trust Company from July 1995 until May 1997; a Virginia State Senator from January 1992 until November 1998; and an attorney with Galumbeck, Simmons & Reasor from January 1992 until July 1995.

   Daniel M. Walker has been Vice President of Accounting and Finance of Old Dominion since January 1984; Assistant Treasurer of Dominion Power Control, Ltd. ("DPC") since December 1986; Assistant Treasurer of Regional Headquarters, Inc. ("RHI") since December 1986; Director and President of CSC Services, Inc. ("CSC") since April 1998; and a Director of Energy Co-Opportunity from August 1998 until July 1999.

   Konstantinos N. Kappatos has been Vice President of Engineering and Operations of Old Dominion since January 1984.

   Gregory W. White has been Vice President of Alliance Management since June 1999; a Director of the Virginia Council of Farmer Cooperatives since March 1997; was Vice President of the VMDA from October 1996 until June 1999; and was interim Vice President of VMDA from June 1995 until October 1996.

Directors of Old Dominion

   The directors of Old Dominion, as of March 1, 2000, their respective ages, their respective positions with Old Dominion, if any, their respective principal occupations and employment during the past five years and other directorships held by each director are listed below.

   William M. Alphin (Age 69) has been a Director of Old Dominion since September 1980; a Director of CSC since June 1996; Secretary of RHI since July 1998; Treasurer of RHI from May 1987 until July 1998; Director of DPC from July 1988 until July 1995; a Director of Rappahannock Electric Cooperative since January 1980; a Director of the VMDA since July 1987; an insurance advisor with Virginia Farm Bureau Insurance Company since October 1975; and a self-employed farmer since June 1995.

   E. Paul Bienvenue (Age 60) was Chairman of Old Dominion's Board of Directors from July 1995 until September 1998; President of DPC from July 1995 until September 1998; Vice Chairman of Old Dominion's Board of Directors from January 1984 until July 1995; a Director of Old Dominion since September 1981; Vice President of DPC from December 1990 until July 1995; President of Delaware Electric Cooperative since September 1998; General Manager of Delaware Electric Cooperative from September 1981 until September 1998; a Director of Seaford Golf and Country Club from January 1996 until December 1997; a Director of United Utility Supply Cooperative Corporation since June 1985; Executive Vice President and General Manager of Rural Electric TV, Inc. since May 1989; and a Director of Nanticoke Health Services, Inc. since November 1995.

   Frank W. Blake (Age 81) has been a Director of Old Dominion since July 1977; a Director of A&N Electric Cooperative since September 1963; a Director of the VMDA since July 1987; a self-employed buyer and seller of real estate from 1943 until 1998; a Methodist Minister; and was co-owner of Maxine's Jewelry & Gifts from August 1962 until December 1993.

   John E. Bonfadini (Age 61) has been a Director of Old Dominion since July 1977; a Director of DPC since July 1994; a Director of Northern Virginia Electric Cooperative since September 1975; and a professor at George Mason University since July 1980.

   Dick D. Bowman (Age 71) has been a Director of Old Dominion since July 1993; a Director of DPC from October 1996 until July 1999; a Director of Shenandoah Valley Electric Cooperative since November 1970; President of Bowman Brothers, Inc., a farm equipment retailer, since November 1976; a Director of Rockingham Mutual Insurance Co. since December 1977; a Director of Shenandoah Telecommunication Co. since December 1980; and Vice President of Shenandoah Valley Electric Cooperative from June 1989 until June 1991 and from June 1993 until June 1994.

   M. Johnson Bowman (Age 54) has been a Director of Old Dominion since July 1974; a Director of CSC since June 1996; Executive Vice President and General Manager of Mecklenburg Electric Cooperative since January 1980; a Director of NRECA since February 1993; and Executive Vice President and General Manager of Mecklenburg Communications Services, Inc. since January 1999.

   M Dale Bradshaw (Age 46) has been a Director of Old Dominion since January 1995; Secretary of Old Dominion's Board of Directors since July 1999; Chief Executive Officer of Prince George Electric Cooperative since January 1995; Secretary/Treasurer of DPC since July 1999; and District Manager of Davidson Electric Membership Corporation from September 1988 until December 1994.

   Vernon N. Brinkley (Age 53) has been Vice Chairman of Old Dominion's Board of Directors since July 1999; a Director of Old Dominion since October 1982; a Director of CSC since June 1996; Vice President of DPC since July 1999; Secretary/Treasurer of DPC from July 1998 until July 1999 and from July 1992 until July 1997; President and General Manager of A&N Electric Cooperative since October 1995; was Secretary/Treasurer of Old Dominion's Board of Directors from July 1998 until July 1999 and from July 1992 until July 1997; and Executive Vice President and General Manager of A&N Electric Cooperative from September 1982 until October 1995.

   Calvin P. Carter (Age 75) has been a Director of Old Dominion since May 1991; a Director of Southside Electric Cooperative since June 1972; a Director of DPC since July 1997; self employed as the owner of Carter's Store since April 1960; the owner of Carter Stone Co., a stone quarry, since June 1965; and a member of the Campbell County Board of Supervisors since November 1979.

   Glenn F. Chappell (Age 56) has been a Director of Old Dominion since December 1995; a Director of Prince George Electric Cooperative since February 1985; a Director of the VMDA since December 1995; and a self-employed farmer since 1962.

   Stanley C. Feuerberg (Age 48) has been a Director of Old Dominion since July 1992; a Director of CSC since June 1996; a Director and Treasurer of Regional Headquarters, Inc. since July 1998; and President and Chief Executive Officer of Northern Virginia Electric Cooperative since January 1992.

   Hunter R. Greenlaw, Jr. (Age 54) has been a Director of Old Dominion since November 1991; a Director of CSC since June 1996; a Director of Northern Neck Electric Cooperative since May 1979; and the President of Greenlaw Properties, Ltd., a real estate development and general contracting company, since August 1974.

   Bruce A. Henry (Age 54) has been a Director of Old Dominion since November 1993; a Director of Delaware Electric Cooperative since August 1978; a Director of DPC since July 1998; and the owner and Secretary/Treasurer of Delmarva Builders, Inc. since January 1981.

   Frederick L. Hubbard (Age 59) has been a Director of Old Dominion since November 1991; Senior Vice President and Chief Executive Officer of Choptank Electric Cooperative since May 1991; a Director of Peoples Bank of Maryland since June 1996; and a Director of Energy Co-Opportunity since July 1999.

   David J. Jones (Age 51) has been a Director of Old Dominion since July 1986; a Director of Mecklenburg Electric Cooperative since June 1982; a Director of DPC from August 1990 until July 1996; Vice President of Exchange Warehouse, Inc. since April 1996; and the owner and operator of Big Fork Farms since April 1970.

   William M. Leech, Jr. (Age 72) has been a Director of Old Dominion since August 1977; a Director of DPC from July 1995 until July 1998; a Director of BARC Electric Cooperative since October 1970; and a Director of CSC since June 1996.

   M. Larry Longshore (58) has been a Director of Old Dominion since October 1998; President and Chief Executive Officer of Southside Electric Cooperative since October 1998; and President and Chief Executive Officer of Newberry Electric Cooperative from April 1973 until September 1998.

   James M. Reynolds (Age 52) was Chairman of Old Dominion's Board of Directors from July 1992 until July 1995; a Director of Old Dominion since May 1977; President of DPC from July 1992 until July 1995; General Manager of Community Electric Cooperative since April 1977; was Secretary of DPC from December 1986 until July 1988; and was Secretary/Treasurer of DPC from July 1988 until July 1992.

   Charles R. Rice, Jr. (Age 57) a has been a Director of Old Dominion since August 1986; President and Chief Executive Officer of Northern Neck Electric Cooperative since August 1986; a Director of Northern Neck Electric Cooperative, Ltd since July 1997; was Vice Chairman of Old Dominion's Board of Directors from July 1995 until July 1999; and President and Chief Executive Officer of Old Dominion from April 1998 through November 1998;.

   Cecil E. Viverette, Jr. (Age 58) has been Chairman of Old Dominion's Board of Directors since September 1998; President of DPC since September 1998; Secretary/Treasurer of Old Dominion's Board of Directors from July 1997 until September 1998; a Director of Old Dominion since March 1988; President of RHI from July 1990 until July 1998; and President of Rappahannock Electric Cooperative since March 1988.

   Richard L. Weaver (53) has been a Director of Old Dominion since 1998; Manager of BARC Electric Cooperative since 1998; Vice President of Virginia Operations for Stackhouse from November 1995 until November 1997; and a Manager with Virginia Power from May 1969 until October 1995.

   Gwaltney W. White, Jr. (Age 72) has been a Director of Old Dominion since June 1989; President of RHI since July 1998; Vice President of RHI from July 1990 until July 1998; a Director of Community Electric Cooperative since March 1983; Chairman of the Board of Directors of CSC since June 1996; a Director of Prescription Fertilizer and Chemical Company, Inc. since January 1968; was a farmer and peanut buyer from January 1948 until January 1990; and was the Vice President of Prescription Fertilizer and Chemical Company, Inc. from January 1968 until January 1994.

   Carl R. Widdowson (Age 61) has been a Director of Old Dominion since February 1987; a Director of Choptank Electric Cooperative since February 1980; a Director of DPC from July 1988 until July 1995; a Director of the NRECA since 1993; and a farmer since December 1956.

   C. Douglas Wine (Age 57) has been a Director of Old Dominion since April 1991; Vice President of RHI since July 1998; President and Chief Executive Officer of Shenandoah Valley Electric Cooperative since July 1995; Secretary of RHI from April 1991 until July 1998; Executive Vice President of Shenandoah Valley Electric Cooperative from April 1991 until July 1995; a Director of an advisory board to the Board of Directors of First Virginia Bank - Blue Ridge since April 1991; and Manager of North River Telephone Cooperative since January 1994.

Item 11.  Executive Compensation

  The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as Old Dominion's President and Chief Executive Officer or acting in a similar capacity during the last completed fiscal year and Old Dominion's three executive officers (collectively the "Named Executives") for services rendered to Old Dominion in all capacities during each of the last three fiscal years. The table also identifies the principal capacity in which each of the Named Executives served Old Dominion at the end of fiscal year 1999.

       SUMMARY COMPENSATION TABLE

                                               Annual Compensation
                                            ------------------------
                                                                   Other
                                                                   Annual   All Other
                                                                   Compen-  Compen-
Name and                                   Salary        Bonus     sation   sation
Principal Position                   Year  (2)(3)                  (4)      (5)
-------------------------------------------------------------------------------------
Jackson E. Reasor(1)                 1999  $204,102      $25,000    $1,458   $  2,888
President and Chief                  1998    20,513            -       497          -
  Executive Officer

Ronald W. Watkins(1)
President and Chief                  1998    75,831            -       282    189,460
  Executive Officer                  1997   321,593            -     1,149     21,440

Daniel M. Walker                     1999   155,043        8,000         -     26,928
Sr. Vice President of Accounting     1998   148,984        7,500         -     25,578
  and Finance                        1997   143,530        6,500         -     20,939

Konstantinos N. Kappatos             1999   155,043        8,000         -     32,035
Sr. Vice President of Engineering    1998   148,984        7,500         -     32,066
  and Operations                     1997   143,530        7,500         -     22,676

Gregory W. White
Sr. Vice President of Retail and
  Alliance Management                1999    66,714            -         -      6,082
-------------------

(1) In 1991, Old Dominion and the VMDA entered into an agreement pursuant to which the VMDA agreed to contribute to the President and Chief Executive Officer's annual compensation. In 1999, 1998 and 1997, VMDA contributed $24,000 toward the President and Chief Executive Officer's annual compensation.
(2) Includes amounts deferred by the Named Executives under the provisions of the SelectRe Pension Plan (the "401(k) Plan") a multi-employer tax qualified retirement plan administered by the National Rural Electric Cooperative Association. All employees of Old Dominion are eligible to become participants on the first day of the month following completion of one year of eligible service.
(3) In March 1995, Old Dominion and the VMDA entered into an agreement with Mr. Watkins pursuant to which Old Dominion and the VMDA agreed to fund a supplemental retirement package for Mr. Watkins with an annual fixed contribution of $60,000. The amount paid by Old Dominion was $17,500 for 1998 and $60,000 for 1997.
(4) Perquisites and other personal benefits paid to Mr. Reasor in 1999 and 1998 and to Mr. Watkins in 1998 and 1997 included expenses for a company automobile. Mr. Walker, Mr. Kappatos, and Mr. White did not receive any perquisites or other personal benefits in any of the fiscal years covered by the table.
(5) The amount reflected in this column for 1999 is composed of contributions made by Old Dominion under the Retirement and Security Plan, the 401(k) Plan, payments made by Old Dominion for life insurance coverage and amounts accrued by Old Dominion under the Salary Continuation Plan. Specifically these amounts for 1999 were $1,262, $266, $1,360, and $0 for Mr. Reasor; $12,530, $3,100, $930, and

     $10,368 for Mr. Walker; $12,530, $3,100, $930, and $15,475 for Mr.
     Kappatos; and $4,329, $1,334, $419, and $0 for Mr. White, respectively.

   Effective October 1, 1998, Old Dominion pays the 12 Directors who are not employees of its Members a $1,000 per month retainer plus $300 per day for any specially called meetings, $150 per travel day for other than a regular scheduled monthly board meeting and reimburses all Directors for out-of-pocket expenses incurred in attending meetings.


Defined Benefit Plan

   Old Dominion has elected to participate in the NRECA Retirement and Security Program (the "Plan"), a noncontributory, defined benefit, multi-employer, master pension plan maintained and administered by the NRECA for the benefit of its member systems and their employees. The Plan is a qualified pension plan under
Section 401(a) of the Internal Revenue Code of 1986. The following table lists the estimated current annual pension benefit payable at "normal retirement age," age 65, for participants in the specified final average salary and years of benefit service categories for the given current multiplier of 1.7%. Benefits, which accrue under the Plan, are based upon the base annual salary as of November of the previous year. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $160,000 effective January 1, 1997.

                                  Years of Benefit Service
                        ---------------------------------------------
Final Average Salary         15       20       25        30        35
----------------------  -------  -------  -------   -------   -------

      $ 75,000          $19,125  $25,500  $31,875   $38,250   $44,625
       100,000           25,500   34,000   42,500    51,000    59,500
       125,000           31,875   42,500   53,125    63,750    74,375
       150,000           38,250   51,000   63,750    76,500    89,250
       160,000           40,800   54,400   68,000    81,600    95,000

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

   As of December 31, 1999, years of credited service under the Plan at "normal retirement age" for each of the Named Executives was: Mr. Reasor, 0.08 years; Mr. Walker, 14.92 years; Mr. Kappatos, 14.92 years and Mr. White 21.22 years.


Salary Continuation Plan

   Certain executive officers of Old Dominion also participate in a salary continuation plan. Pursuant to this plan, Old Dominion has entered into agreements with Mr. Walker and Mr. Kappatos (individually "Executive"), providing in part, that if the Executive has attained the age of 50 or older on the date his employment is terminated for any reason whatsoever, absent malfeasance in office, Old Dominion will pay certain compensation for a period of 15 years, beginning at age 65. The amount of such compensation increases under a formula which considers the Executive's age and years of service on the date of termination of employment, with a maximum compensation of $35,000 per year payable if the Executive's employment is terminated at age 65 or older. Each agreement provides for payment of similar benefits to the Executive's beneficiaries in the event of his death or permanent disability.

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

1.   Financial Statements
     --------------------

     See Index on page 25.

2.   Financial Statement Schedules
     -----------------------------

     Report of Independent Accountants on Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts

3.   Exhibits
     --------

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

  *4.5 Fourth Supplemental Indenture, dated as of December 15, 1994, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.5 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

  *4.6 Fifth Supplemental Indenture, dated as of February 29, 1996, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.6 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

  *4.7 Sixth Supplemental Indenture, dated as of November 28, 1997, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.7 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

  *4.8 Seventh Supplemental Indenture, dated as of November 1, 1998, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.8 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

  *4.9 Eighth Supplemental Indenture, dated as of November 30, 1998, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.9 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

  4.10 Ninth Supplemental Indenture, dated as of November 1, 1999, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee.

 *4.11 Form of Bonds, 1992 Series A (filed as exhibit 4.2 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

 *4.12 Form of Bonds, 1992 Series C (filed as exhibit 4.23 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

 *4.13 Form of Bonds, 1993 Series A (filed as exhibit 4.2 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19,
        1993).

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

***10.5 Amended and Restated Interconnection and Operating Agreement between
        Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997 (filed as exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

***10.6 Service Agreement for Network Integration Transmission Service to Old
        Dominion Electric Cooperative between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997 (filed as exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

***10.7 Network Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997 (filed as exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

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

  27    Financial Data Schedule.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1999.
______________________
 *   Incorporated herein by reference.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES




To The Board of Directors of
Old Dominion Electric Cooperative

Our audits of the consolidated financial statements of Old Dominion Electric Cooperative referred to in our report dated March 10, 2000 appearing in this Form 10-K also included an audit of the Financial Statement Schedules listed in
Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
    Richmond, Virginia



March 10, 2000

                       OLD DOMINION ELECTRIC COOPERATIVE

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                              Balance    Charged   Charged to
                                                at         to        other                       Balance
                                             beginning  costs and  accounts--   Deductions--    at end of
Description                                  of period  expenses    describe      describe       period
-------------------------------------------  ---------  ---------  ----------  ---------------  ---------
Balance sheet reserves deducted from
 the assets to which they apply:
 Decommissioning Reserve
  1999                                           $52.0       $2.2          $-          $  -         $54.2
  1998                                            44.2        7.8           -             -          52.0
  1997                                            39.3        4.9           -             -          44.2
 Accumulated provision for uncollectibles
  1999                                               -          -           -             -             -
  1998                                             6.0          -           -           6.0(A)          -
  1997                                             6.6          -           -           0.6(B)        6.0


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


                                     OLD DOMINION ELECTRIC COOPERATIVE
                                           Registrant



Date:  March 14, 2000                By: /s/ JACKSON E. REASOR
                                        ---------------------------------
                                             Jackson E. Reasor
                                        President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the following capacities on March 14, 2000.

                   Signature                                                       Title
                   ---------                                                       -----
/s/ JACKSON E. REASOR                                              President (principal executive officer)
-------------------------------------------------------
Jackson E. Reasor

/s/ DANIEL M. WALKER                                              Sr.Vice President of Accounting & Finance
-------------------------------------------------------                 (principal financial officer)
Daniel M. Walker

/s/ ROBERT L. KEES                                                  Assistant Vice President & Controller
-------------------------------------------------------                (principal accounting officer)
Robert L. Kees

/s/ WILLIAM M. ALPHIN                                                            Director
-------------------------------------------------------
William M. Alphin

/s/ E. PAUL BIENVENUE                                                            Director
-------------------------------------------------------
E. Paul Bienvenue

/s/ FRANK W. BLAKE                                                               Director
-------------------------------------------------------
Frank W. Blake

/s/ JOHN E. BONFADINI                                                            Director
-------------------------------------------------------
John E. Bonfadini

/s/ DICK D. BOWMAN                                                               Director
-------------------------------------------------------
Dick D. Bowman



                    Signature                                                    Title
-------------------------------------------------------  ------------------------------------------------------------
/s/ M. JOHNSON BOWMAN                                                          Director
-------------------------------------------------------
M. Johnson Bowman

/s/ M DALE BRADSHAW                                                            Director
-------------------------------------------------------
M Dale Bradshaw

/s/ VERNON N. BRINKLEY                                                         Director
-------------------------------------------------------
Vernon N. Brinkley

/s/ CALVIN P. CARTER                                                           Director
------------------------------------------------------
Calvin P. Carter

/s/ GLENN F. CHAPPELL                                                          Director
-------------------------------------------------------
Glenn F. Chappell

/s/ STANLEY C. FEUERBERG                                                       Director
------------------------------------------------------
Stanley C. Feuerberg

/s/ HUNTER R. GREENLAW, JR.                                                    Director
------------------------------------------------------
Hunter R. Greenlaw, Jr.

/s/ BRUCE A. HENRY                                                             Director
------------------------------------------------------
Bruce A. Henry

/s/ FREDERICK L. HUBBARD                                                       Director
------------------------------------------------------
Frederick L. Hubbard

/s/ DAVID J. JONES                                                             Director
------------------------------------------------------
David J. Jones

/s/ WILLIAM M. LEECH, JR.                                                      Director
------------------------------------------------------
William M. Leech, Jr.

/s/ M. LARRY LONGSHORE                                                         Director
------------------------------------------------------
M. Larry Longshore

/s/ JAMES M. REYNOLDS                                                          Director
------------------------------------------------------
James M. Reynolds.

/s/ CHARLES R. RICE, JR.                                                       Director
------------------------------------------------------
Charles R. Rice, Jr.

/s/ CECIL E. VIVERETTE, JR.                                                    Director
-------------------------------------------------------
Cecil E. Viverette, Jr.




                      Signature                                                    Title
                     -----------                                                  -------
/s/ RICHARD L. WEAVER                                                             Director
-------------------------------------------------------
Richard L. Weaver

/s/ GWALTNEY W. WHITE, JR.                                                        Director
------------------------------------------------------
Gwaltney W. White, Jr.

/s/ CARL R. WIDDOWSON                                                             Director
------------------------------------------------------
Carl R. Widdowson

/s/ C. DOUGLAS WINE                                                               Director
------------------------------------------------------
C. Douglas Wine


______________________

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    As of the date this annual report on Form 10-K was filed with the Securities and Exchange Commission, Old Dominion had not yet furnished to its security holders copies of its annual report for fiscal year 1999. Old Dominion undertakes that it will file four copies of such annual report with the Securities and Exchange Commission when such report is sent to security holders.

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

*4. 5   Fourth Supplemental Indenture, dated as of December 15, 1994, to the
        Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.5 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

 *4.6   Fifth Supplemental Indenture, dated as of February 29, 1996, to the
        Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.6 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).



Exhibit                                                                                Page
Number                     Description of Exhibit                                      Number
 *4.7   Sixth Supplemental Indenture, dated as of November 28, 1997, to the
        Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between
        Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.7 to the Registrant's Form 10-K for the year ended December
        31, 1998, File No. 33-46795, on March 25, 1999).

 *4.8   Seventh Supplemental Indenture, dated as of November 1, 1998, to the
        Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.8 to Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

 *4.9   Eighth Supplemental Indenture, dated as of November 30, 1998, to the
        Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.9 to Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

  4.10  Ninth Supplemental Indenture, dated as of November 1, 1999, to the
        Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee.

 *4.11 Form of Bonds, 1992 Series A (filed as exhibit 4.2 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

 *4.12  Form of Bonds, 1992 Series C (filed as exhibit 4.23 to the Registrant's
        Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

 *4.13  Form of Bonds, 1993 Series A (filed as exhibit 4.2 to the Registrant's
        Form S-1 Registration Statement, File No. 33-61326, filed on April 19,
        1993).

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



Exhibit                                                                                Page
Number                     Description of Exhibit                                      Number
*10.4   Amendment No. 1 to the Interconnection and Operating Agreement between
        Virginia Electric and Power Company and Old Dominion Electric
        Cooperative, effective on the date of commercial operation for Clover
        Unit 2 or December 31, 1996, whichever occurs first (filed as exhibit
        10.4 to the Registrant's Form 10-K for the year ended December 31, 1994,
        File No. 33-46795, filed on March 15, 1995).

***10.5 Amended and Restated Interconnection and Operating Agreement between
        Virginia Electric and Power Company and Old Dominion Electric
        Cooperative, dated as of July 29, 1997 (filed as exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1998, File No.
        33-46795, filed on March 25, 1999).

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

  *10.9 Amendment No. 1 to the Clover Purchase, Construction and Ownership
        Agreement between Old Dominion Electric Cooperative and Virginia
        Electric and Power Company, effective March 12, 1993 (filed as exhibit
        10.34 to the Registrant's Form S-1 Registration Statement, File No. 33-
        61326, filed on April 19, 1993).

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





Exhibit                                                                                Page
Number                     Description of Exhibit                                      Number
*10.13  Electric Service Agreement between Old Dominion Electric Cooperative and
        Appalachian Power Company, dated July 2, 1990 (filed as exhibit 10.8 to the Registrant's Form S-1 Registration Statement, File No. 33-46795,
        filed on March 27, 1992).

*10.14  Electric Service Agreement between Old Dominion Electric Cooperative and
        Appalachian Power Company, dated March 6, 1991 (filed as exhibit 10.9 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.15  Electric Service Agreement between The Potomac Edison Company and Old
        Dominion Electric Cooperative, dated October 4, 1991 (filed as exhibit
        10.11 to the Registrant's Form S-1 Registration Statement, File No. 33-
        46795, filed on March 27, 1992).

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




Exhibit                                                                                Page
Number                     Description of Exhibit                                      Number
*10.23  Amended and Restated Wholesale Power Contract between Old Dominion
        Electric Cooperative and Choptank Electric Cooperative, dated April 20,
        1992 (filed as exhibit 10.36 to Amendment No. 1 to the Registrant's Form
        S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

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





Exhibit                                                                                Page
Number                     Description of Exhibit                                      Number
*10.32  Amended and Restated Wholesale Power Contract between Old Dominion
        Electric Cooperative and Southside Electric Cooperative, dated April 22,
        1992 (filed as exhibit 10.45 to Amendment No. 1 to the Registrant's Form
        S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

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



Exhibit                                                                                Page
Number                     Description of Exhibit                                      Number
**10.41 Corrected Option Agreement to Lease, dated as of February 29, 1996, among Old Dominion Electric Cooperative and State Street Bank and Trust
        Company (filed as exhibit 10.38 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

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

*10.45  Payment Undertaking Agreement, dated as of February 29, 1996, between
        Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen-
        Boerenleenbank B.A., "Rabobank Nederland," New York Branch (filed as exhibit 10.42 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

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




Exhibit                                                                                Page
Number                     Description of Exhibit                                      Number
*10.49  Participation Agreement, dated as of July 1, 1996, among Old Dominion
        Electric Cooperative, Clover Unit 2 Generating Trust, Wilmington Trust
        Company, the Owner Participant named therein and Utrecht-America Finance
        Co (filed as exhibit 10.46 to Registrant's Form 10-K for the year ended
        December 31, 1996, File No. 33-46795, on March 20, 1996).

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

*10.57  Equity Security Pledge Agreement, dated as of July 1, 1996, between Old
        Dominion Electric Cooperative, as Pledgor, and Wilmington Trust Company, as Collateral Agent (filed as exhibit 10.54 to Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
        1996).



Exhibit                                                                                Page
Number               Description of Exhibit                                            Number
*10.58  Payment Undertaking Agreement, dated as of July 1, 1996, between Old
        Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen-
        Boerenleenbank B.A., "Rabobank Nederland," New York Branch (filed as exhibit 10.55 to Registrant's Form 10-K for the year ended December 31,
        1996, File No. 33-46795, on March 20, 1996).

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