Form 10-Q
period 2000-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2000-05-12
CIK 885568

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


                  For the quarterly period ended March 31, 2000

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---           SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from _________ to_____


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

                                   ----------

                                 (804) 747-0592
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                      ----   --
The Registrant is a membership corporation and has no authorized or outstanding equity securities.

================================================================================

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX


                                                                         Page
                                                                        Number



PART I.  Financial Information


Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 2000 (Unaudited)
             and December 31, 1999                                          3

           Consolidated Statements of Revenues, Expenses and
             Patronage Capital (Unaudited) - Three Months Ended
             March 31, 2000 and 1999                                        4

           Consolidated Statements of Comprehensive Income (Unaudited) -
             Three Months Ended March 31, 2000 and 1999                     4

           Consolidated Statements of Cash Flows (Unaudited) - Three
             Months Ended March 31, 2000 and 1999                           5

           Notes to Consolidated Financial Statements                       6



Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    7


PART II. Other Information


Item 1.  Legal Proceedings                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signature                                                                   15


Exhibit Index                                                               16

                        OLD DOMINION ELECTRIC COOPERATIVE
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS


                                                                               March 31,                 December 31,
                                                                                 2000                       1999
                                                                           ------------------       ------------------
                                                                                         (in thousands)
ASSETS:                                                                           (unaudited)                      (*)
----------------------------------------------------------------------
Electric Plant:
       In service                                                                  $ 898,761                $ 889,392
       Less accumulated depreciation                                                (235,555)                (209,865)
                                                                           ------------------       ------------------
                                                                                     663,206                  679,527
       Nuclear fuel, at amortized cost                                                 5,701                    6,981
       Construction work in progress                                                   8,279                   13,023
                                                                           ------------------       ------------------
              Net Electric Plant                                                     677,186                  699,531
                                                                           ------------------       ------------------
Investments:
       Nuclear decommissioning trust fund                                             56,466                   54,159
       Lease deposits                                                                124,836                  125,845
       Other                                                                          81,708                   82,020
                                                                           ------------------       ------------------
              Total Investments                                                      263,010                  262,024
                                                                           ------------------       ------------------
Current Assets:
       Cash and cash equivalents                                                      53,832                   25,088
       Receivables                                                                    26,790                   34,044
       Fuel, materials and supplies, at average cost                                  11,119                    9,312
       Prepayments                                                                     2,587                    2,244
                                                                           ------------------       ------------------
              Total Current Assets                                                    94,328                   70,688
                                                                           ------------------       ------------------
Deferred Charges                                                                      18,403                   18,269
                                                                           ------------------       ------------------
                     Total Assets                                                $ 1,052,927              $ 1,050,512
                                                                           ==================       ==================

CAPITALIZATION AND LIABILITIES:
----------------------------------------------------------------------
Capitalization:
       Patronage capital                                                           $ 218,543                $ 216,369
       Accumulated other comprehensive income                                         (2,283)                  (2,316)
       Long-term debt                                                                497,081                  509,606
                                                                           ------------------       ------------------
              Total Capitalization                                                   713,341                  723,659
                                                                           ------------------       ------------------
Current Liabilities:
       Long-term debt due within one year                                             29,700                   29,700
       Accounts payable                                                               18,224                   18,886
       Accounts payable - Member deposits                                             31,004                   28,752
       Deferred energy                                                                 4,281                    3,263
       Accrued expenses                                                               16,410                    6,770
                                                                           ------------------       ------------------
              Total Current Liabilities                                               99,619                   87,371
                                                                           ------------------       ------------------
Deferred Credits and Other Liabilities:
       Decommissioning reserve                                                        56,466                   54,159
       Obligations under long-term leases                                            127,874                  129,010
       Other                                                                          55,627                   56,313
                                                                           ------------------       ------------------
              Total Deferred Charges and Other Liabilities                           239,967                  239,482
                                                                           ------------------       ------------------
Committments and Contingencies                                                             -                        -
                                                                           ------------------       ------------------
                    Total Capitalization and Liabilities                         $ 1,052,927              $ 1,050,512
                                                                           ==================       ==================

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1999, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                       OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)



                                                                                       Three Months Ended
                                                                                           March 31,
                                                                           -------------------------------------------
                                                                                  2000                     1999
                                                                           ------------------       ------------------
                                                                                         (in thousands)

Operating Revenues                                                                 $ 104,885                $ 106,318
                                                                           ------------------       ------------------

Operating Expenses:
       Fuel                                                                           11,759                   10,953
       Purchased power                                                                41,004                   45,114
       Operations and  maintenance                                                     8,526                    8,506
       Administrative and general                                                      4,116                    3,961
       Depreciation, amortization, and decommissioning                                25,173                   20,445
       Taxes other than income taxes                                                   1,960                    1,881
                                                                           ------------------       ------------------
              Total Operating Expenses                                                92,538                   90,860
                                                                           ------------------       ------------------
                    Operating Margin                                                  12,347                   15,458
Other (Expense)/Income, net                                                             (468)                      50
Investment Income                                                                      1,093                    1,278
Interest Charges, net                                                                (10,798)                 (13,976)
                                                                           ------------------       ------------------
                    Net Margin                                                         2,174                    2,810
Patronage Capital-Beginning of Period                                                216,369                  206,528
                                                                           ------------------       ------------------
Patronage Capital-End of Period                                                    $ 218,543                $ 209,338
                                                                           ==================       ==================


----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

                        OLD DOMINION ELECTRIC COOPERATIVE

                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                           -------------------------------------------
                                                                                 2000                     1999
                                                                           ------------------       ------------------
                                                                            (in thousands)

Net Margin                                                                           $ 2,174                  $ 2,610
Other Comprehensive Income:
     Unrealized gain/(loss) on investments                                                33                     (541)
                                                                           ------------------       ------------------
Comprehensive Income                                                                 $ 2,207                  $ 2,069
                                                                           ==================       ==================

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                       Three Months Ended
                                                                                           March 31,
                                                                           -------------------------------------------
                                                                                 2000                     1999
                                                                           ------------------       ------------------
                                                                                         (in thousands)

Operating Activities:
     Net margin                                                                      $ 2,174                  $ 2,810
     Adjustments to reconcile net margin to net cash provided
              by operating activities:
          Depreciation, amortization, and decommissioning                             25,173                   20,445
          Other non-cash charges                                                       1,951                    3,953
          Amortization of lease obligations                                            2,264                    2,172
          Change in current assets                                                     5,104                    3,595
          Change in current liabilities                                               12,248                   15,260
     Deferred charges                                                                   (182)                     (32)
                                                                           ------------------       ------------------
                         Net Cash Provided by Operating Activities                    48,732                   48,203
                                                                           ------------------       ------------------

Financing Activities:
     Reductions of  long-term debt                                                   (13,148)                       -
     Obligations under long-term leases                                                 (177)                    (175)
                                                                           ------------------       ------------------
                         Net Cash Used in Financing Activities                       (13,325)                    (175)
                                                                           ------------------       ------------------

Investing Activities:
     Lease deposits and other investments                                             (1,869)                  (2,112)
     Electric plant additions                                                         (4,624)                    (460)
     Decommissioning fund deposits                                                      (170)                    (170)
                                                                           ------------------       ------------------
                         Net Cash Used in Investing Activities                        (6,663)                  (2,742)
                                                                           ------------------       ------------------
                              Net Increase in Cash and Cash Equivalents               28,744                   45,286
Cash and Cash Equivalents - Beginning of Period                                       25,088                   82,382
                                                                           ------------------       ------------------
Cash and Cash Equivalents - End of Period                                           $ 53,832                $ 127,668
                                                                           ==================       ==================

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of March 31, 2000, and its consolidated results of operations, comprehensive income and cash flows for the three months ended March 31, 2000 and 1999. The consolidated results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative" or "SPI"). Subsequently, an independent assessment of the impact on Old Dominion of transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the SPI. The SPI, as then approved, called for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 to 2003 with the funds to be used to reduce Old Dominion's reliance on debt. A provision of the SPI requires that it be updated periodically based on revised projections, projected targets, legislation, and the status of the SPI in terms of achieving its objective. The Board of Directors will approve all revisions or modifications.

   In conjunction with the SPI, on May 10, 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on generation assets during the period January 1, 1999, through December 31, 2003, and to recover the additional expense through rates pursuant to the comprehensive rate formula filed with and accepted by FERC.

   A study was undertaken in late 1999 to assess the status of the SPI and the numerous factors that impact its results. This study considered changes in market rate forecasts, components of Old Dominion's cost of service and deregulation timelines. Additionally, it incorporated the effects of recording accelerated depreciation. As a result of this study, the targeted collection amount of $330.0 million was reduced to $241.0 million. Old Dominion will continue to evaluate the various factors that impact the results of the SPI, monitor its progress, and, upon approval from its Board of Directors, adjust the SPI as necessary to achieve its objective.

   During the first quarter of 2000, Old Dominion recorded additional depreciation of $17.9 million as compared to $14.2 million in the first
   quarter of 1999.   Rates approved by the Board of Directors for 2000 include
   the recovery of additional depreciation of approximately $53.0 million. To date Old Dominion has collected cash totaling of $94.7 million ($17.9 in the first quarter of 2000, $45.4 million in 1999, and $31.4 million in 1998) toward the revised SPI target of $241.0 million.

   In conjunction with the SPI, Old Dominion purchased $13.2 million of its higher cost outstanding debt in the first quarter of 2000.

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


Results of Operations

Operating Revenues

  Old Dominion's operating revenues are derived from power sales to its Members and to a nonmember. Revenues from sales to Members are a function of the requirement for power by the Members' consumers and Old Dominion's cost of service in meeting that requirement. The major factors affecting Members' consumers' demand for power are the growth in the number of consumers and seasonal weather fluctuations, and in the future, retail competition.

  Sales to a nonmember represent sales of excess energy from the Clover Power Station ("Clover") to Virginia Electric and Power Company ("Virginia Power") pursuant to the requirements of the Clover Operating Agreement. In light of deregulation initiatives in Virginia, Old Dominion and Virginia Power have agreed that the Clover Operating Agreement will have to be restructured prior to January 1, 2002, to permit Old Dominion to sell its excess energy from Clover to others and to Virginia Power on changed terms.

  The following table summarizes the changes (increase/(decrease)) in operating revenues by component:

                                                    Three Months
                                                       Ended
                                                     March 31,
                                                    2000 vs 1999
                                                   --------------
                                                   (in thousands)

         Sales to Members:
           Power sales volume                            $   740
           Blended rates                                  (2,839)
           Fuel adjustment revenue                           (64)
           Margin stabilization plan adjustment              551
                                                         -------
                                                          (1,612)
         Sales to a nonmember                                179
                                                         -------
                                                         $(1,433)
                                                         =======

  The decrease in operating revenues in the first quarter of 2000 as compared to the same period in 1999 was mainly the result of a 4% reduction in Old

Dominion's demand rate effective August 1, 1999, offset in part by a 4.1% increase in energy sales. Old Dominion's demand and energy sales for the three months ended March 31, 2000, were 4,279 MW and 2,288,644 MWh, respectively. Old Dominion's demand and energy sales for the three months ended March 31, 1999, were 4,333 MW and 2,198,581 MWh, respectively.

  Weather affects customer demand for electricity. Hot summers and cold winters increase demand while mild weather reduces demand. The weather's effect is measured using degree days. A degree day is the difference between the average daily temperature and a baseline temperature of 65 degrees. Cooling degree days result when the average daily temperature is above 65 degrees; heating degree days result when the average daily temperature is below 65 degrees. Heating degree days for the first quarter of 2000 and 1999 were as follows:

                                             Three Months Ended
                                          -------------------------
                                                  March 31,
                                          -------------------------
                                            2000      1999   Normal
                                          ------   -------   ------


         Heating degree days               1,883     1,944    1,868
         Percentage change compared to
          prior year                       (3.14)%  (12.09)%


Operating Expenses

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

  When either North Anna or Clover is off-line, Old Dominion must purchase replacement energy from either Virginia Power, which is more costly, or the market, which may be more or less costly. As a result, Old Dominion's operating expenses, and therefore its rates to its Members, are significantly affected by the operation of North Anna and Clover.

  Actual North Anna and Clover capacity factors for the first quarter of 2000 and 1999 as compared to the net capacity ratings were as follows:


                          North Anna                          Clover
                    -------------------                -------------------
                     Three Months Ended                 Three Months Ended
                          March 31,                          March 31,
                    -------------------                -------------------
                     2000         1999                  2000         1999
                    -----        -----                  ----         ----


       Unit 1        71.4%       103.1%                 91.2%        76.4%
       Unit 2       102.5        100.6                  84.0         78.6
       Combined      87.0        101.9                  87.6         77.5%

  North Anna Unit 1 ran for 522 consecutive days before it began a scheduled refueling outage on March 12, 2000. The unit was returned to service on April 8, 2000. Unit 2 has been online for 120 consecutive days as of March 31, 2000. North Anna Units 1 and 2 were not off-line during the first quarter of 1999.

  Clover Units 1 and 2 each experienced minor outages during the first quarter of 2000. In 1999, Clover Unit 1 operated for 166 consecutive days before it was removed from service on March 19, 1999, to begin a 20-day scheduled maintenance outage. Unit 2 was on-line for 53 consecutive days as of March 31, 1999.

  In addition to power generated at Clover and North Anna, Old Dominion purchases power from Virginia Power, Public Service Electric & Gas ("PSE&G"), Delmarva Power & Light ("Delmarva Power"), and others. Old Dominion's energy supply for 2000 and 1999 was as follows:

                                                  Three Months Ended
                                                        March 31,
                                          --------------------------------------
                                                 2000                1999
                                          -----------------   ------------------
                                            (MWh)                (MWh)
        Clover                              835,669    35.0%    729,219    32.2%
        North Anna                          394,461    16.5     456,827    20.2
                                          ---------   -----   ---------   -----
            Total Produced                1,230,130    51.5   1,186,046    52.4
                                          ---------   -----   ---------   -----
        Purchased Power:
          Virginia Power                    552,133    23.1     513,036    22.6
          Delmarva Area (PSE&G, Delmarva
           Power, Conectiv/PPL)             263,247    11.0     470,429    20.8
          Other                             345,028    14.4      96,871     4.2
                                          ---------   -----   ---------   -----
            Total Purchased Power         1,160,408    48.5   1,080,336    47.6
                                          ---------   -----   ---------   -----
           Total Available Energy         2,390,538   100.0%  2,266,382   100.0%
                                          =========   =====   =========   =====

  The increase in Clover production resulted in an increase in fuel expense in the first quarter of 2000 as compared to the same period of 1999. The increase was offset by a decrease in nuclear fuel expense caused by the refueling of North Anna Unit 1.

  Purchased power expense decreased in the first quarter of 2000 despite an increase in purchases due to a $4.7 million energy settlement received from a power supplier. Excluding the settlement, purchased power costs increased 1.2%. During the first quarter of 2000, there was an increase in power purchases in the open market.

  Other operating expenses in the first quarter of 2000 did not change significantly from the first quarter of 1999 except for depreciation expense. Depreciation expense increased primarily because of $17.9 million of accelerated depreciation recorded on generation assets in accordance with Old Dominion's Strategic Plan Initiative. Old Dominion recorded $14.2 million of accelerated depreciation in the first quarter of 1999. See Note 2 to the consolidated financial statements.

Non-operating Income and Expenses

  Interest on long-term debt decreased in the first quarter of 2000 as compared to the same period in 1999 primarily because Old Dominion purchased $49.3 million of its higher cost outstanding debt in 1999. A $13.2 million purchase of higher cost debt in March 2000 did not have a significant effect on interest costs for the quarter.

Liquidity and Capital Resources

  Operating activities provided $48.7 million in the first quarter of 2000 and $48.2 million in the first quarter of 1999. The primary source of operating funds in both 2000 and 1999 was accelerated depreciation recorded on generation assets and the change between periods in non-cash working capital accounts.

  Financing activities resulted in a cash outflow in the first quarter of 2000 because Old Dominion used its available cash to purchase outstanding debt. Financing activities were minimal in 1999.

  Investing activities in the first quarter of 2000, mainly additions to plant and lease deposits and other investments, resulted in a cash outflow of $6.7 million. Other investments, consisting primarily of highly liquid managed bond and mutual funds, are classified as available-for-sale, and accordingly, are carried at fair value. Unrealized gains and losses on other investments are reflected as a component of capitalization.

  Investing activities in the first quarter of 1999 resulted in a net cash outflow during the first quarter of 1999 primarily because of additions to lease deposits and other investments.


Strategic Plan Initiative

  On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative" or "SPI"). Subsequently, an independent assessment of the impact on Old Dominion of transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the SPI. The SPI, as then approved, called for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 to 2003 with the funds to be used to reduce Old Dominion's reliance on debt. A provision of the SPI requires that it be updated periodically based on revised projections, projected targets, legislation, and the status of the SPI in terms of achieving its objective. The Board of Directors will approve all revisions or modifications.

  In conjunction with the SPI, on May 10, 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on generation assets during the period January 1, 1999, through December 31, 2003, and to recover the additional expense through rates pursuant to the comprehensive rate formula filed with and accepted by FERC.

  A study was undertaken in late 1999 to assess the status of the SPI and the numerous factors that impact its results. This study considered changes in market rate forecasts, components of Old Dominion's cost of service and deregulation timelines. Additionally, it incorporated the effects of recording accelerated depreciation. As a result of this study, the targeted collection amount of $330.0 million was reduced to $241.0 million. Old Dominion will continue to evaluate the various factors that impact the results of the SPI, monitor its progress, and, upon approval from its Board of Directors, adjust the SPI as necessary to achieve its objective.

  During the first quarter of 2000, Old Dominion recorded additional depreciation of $17.9 million as compared to $14.2 million in the first quarter of 1999. Rates approved by the Board of Directors for 2000 include the recovery of additional depreciation of approximately $53.0 million. To date Old Dominion has collected cash totaling of $94.7 million ($17.9 in the first quarter of 2000, $45.4 million in 1999, and $31.4 million in 1998) toward the revised SPI target of $241.0 million.

  In conjunction with the SPI, Old Dominion purchased $13.2 million of its higher cost outstanding debt in the first quarter of 2000.


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

  Each of the four states in which Old Dominion's Members operate (Virginia, Maryland, Delaware, and West Virginia) have enacted legislation that addresses deregulation of the electric industry, and that outlines a process by which electric utilities within their respective jurisdictions, including cooperatives, will transition to competition. The individual deregulation plans adopted by the Virginia, Maryland, and Delaware legislators are similar. In these three states, previously regulated electric utilities must unbundle the component parts of their generation, transmission, and distribution. Power transmission and distribution will remain under government regulation; however, power generation will be deregulated and utilities will compete for customers in the open market. The plans of Virginia, Maryland, and Delaware each indicate that cooperatives will remain the default provider of power in their assigned territories, and that they will retain the metering and billing functions. Each of these plans also provides for recovery of stranded costs over a specified transition period; however, the timing of each state's plan implementation is different. Additionally, each Member is legislatively required to submit a restructuring plan to its respective commission, including its assessment of market rates and proposed unbundled rate structure. Specific and unique aspects of each state's legislation are detailed below.

  The following table estimates the cumulative percentage of Old Dominion's load sales, based on 1999 demand sales, that will be subject to deregulation and at risk of loss in the competitive market each year in Virginia, Maryland, Delaware, and West Virginia. This data is based on the dates that the Members' individual classes of customers are free to choose an alternative power supplier, as mandated by the individual state's legislative action:


                                     Percentage of Old Dominion's Load Sales
                                   --------------------------------------------
                                     2000     2001              2002-2004
                                     ---      ----             -----------

  Virginia                              -%       - %              78.8%(1)
  Maryland                              -        -(2)              9.5 (2)
  Delaware                            0.6     11.5                11.5
  West Virginia                         -      0.2                 0.2
                                      ---     ----               -----
    Old Dominion's Total System       0.6%    11.7%              100.0%
                                      ===     ====               =====
------------------

(1) The opportunity for Virginia consumers to shop for the purchase of electricity will be phased in between January 1, 2002 and January 1, 2004 in accordance with a schedule that is to be developed by the Virginia State Corporation Commission.
(2) Old Dominion's Maryland Member must offer customer choice by July 1, 2003. It may voluntarily offer choice as early as 2001.


  Virginia. On March 25, 1999, the governor of Virginia signed into law comprehensive electric utility restructuring legislation. The legislation provides for retail choice to be phased in between January 1, 2002 and January 1, 2004 in accordance with a schedule that is to be developed by the Virginia
State Corporation Commission ("VSCC").   By January 1, 2001, each utility is to
submit to the VSCC its plan for functional separation.

  The deregulation plan calls for capping rates, excluding the recovery of fuel costs, from January 1, 2002, to July 1, 2007. The rates were capped at the levels in effect on July 1, 1999; however, a utility can petition the VSCC for an increase in rates prior to January 1, 2001. During this transition period, utilities may collect stranded costs through operation of the capped rates and a wires charge that will be applied to all customers that choose an alternative power supplier.

  The 2000 session of the Virginia General Assembly passed legislation to further enhance retail choice in Virginia. The legislation as passed accomplishes the following: (1) more clearly defines which entities qualify as aggregators and, therefore, must be licensed, (2) directs the VSCC to continue its examination of whether metering and billing should be competitive, and (3) allows the VSCC to consider transmission charges when calculating market price. Language in this legislation clarifies that cooperatives will be the default supplier of all competitive services, and will continue to be permitted to sell power directly to their customers.

  Maryland. On April 8, 1999, the governor of Maryland signed into law restructuring legislation requiring a three-year phase-in of retail competition beginning with investor-owned utilities on July 1, 2001. Such phase-in is to be completed by July 1, 2003, at which time all customers will be able to choose their electric supplier. By the same law, the cooperatives must present to the Maryland Public Service Commission ("MPSC") a plan whereby all cooperative customers will have choice by July 1, 2003.

  The legislation also calls for a 3.0% to 7.5% rate reduction for non-cooperative residential customers upon commencement of competition; no such rate reduction is required for cooperative customers. Rates for all customers are to be frozen for four years from the date of the commencement of competition. Any proposed collection of stranded costs by cooperatives is to be included in a filing before the MPSC along with an unbundled rate study for their approval. Old Dominion's Maryland Member, Choptank Electric Cooperative ("Choptank"), made such a filing in July 1999. Additionally, Choptank has indicated that it may voluntarily offer customer choice as early as July 1, 2001. Choptank and Old Dominion are currently involved in settlement negotiations with the MPSC regarding this filing. Old Dominion management believes that a component of this settlement will permit Choptank to collect its stranded costs from its customers that choose an alternative power supplier.

  Delaware. On March 31, 1999, the governor of Delaware signed into law legislation requiring a phase-in of retail competition beginning October 1, 1999, for customers of the state's investor-owned electric utility, Conectiv, and April 1, 2000, for the customers of Delaware Electric Cooperative ("DEC"), Old Dominion's Delaware Member. Based on current estimates, the customers of DEC that will be permitted to shop for power during 2000 account for less than 1.0% of Old Dominion's total load sales. All customers of DEC, representing approximately 11.5% of Old Dominion's total load sales, will have the option of choosing their power supplier by April 1, 2001.

  Rates for Conectiv's residential customers were reduced 7.5% effective October 1, 1999, and will remain frozen at those levels through September 30, 2003. Rates for Conectiv's non-residential customers are to remain frozen at their October 1, 1999 levels through September 30, 2002. DEC's customers' rates are to be frozen at current levels through March 31, 2005.

  The Delaware legislation required that DEC file a restructuring and rate unbundling plan, including any proposed collection of the Member cooperative's stranded costs. DEC filed such a plan in September 1999. Old Dominion intervened in this proceeding to represent the interests of all of its Members. On February 28, 2000, the Delaware Public Service Commission ("DPSC") issued its preliminary order in response to the filing. On April 25, 2000, the DPSC issued its final opinion and order affirming its preliminary order. The order indicates that it is the determination of the DPSC that DEC has no stranded costs and therefore cannot collect such costs from those customers who choose an alternative power supplier. Conversely, DEC has determined that it does have stranded costs by virtue of its wholesale power contract with Old Dominion, which includes certain above-market generation costs that its Members are obligated to pay. DEC believes that it should be allowed to collect those costs from all of its customers, including those that choose an alternative power supplier. Old Dominion supports this position and is currently reviewing its options to ensure that all of its Members equitably share in the recovery of its above-market generation cost, and that no shifting of stranded costs among jurisdictions occurs.

  West Virginia. On March 11, 2000, the West Virginia legislature adopted a restructuring plan into law that implements customer choice on January 1, 2001, or a later date established by the state commission. As in the other three states, power generation will be deregulated and utilities will compete for customers in the open market; incumbent utilities will be the default suppliers; and, metering and billing services will be fully competitive within four years of the plan's implementation. The plan imposes restrictions on the residential and large commercial/industrial rates to be charged during the first 7 and 13 years, respectively.

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


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           27. Financial Data Schedule

     (b)   Reports on Form 8-K.

           The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OLD DOMINION ELECTRIC COOPERATIVE
                                            Registrant




Date:     May 11, 2000                  /s/Daniel M. Walker
                                 ----------------------------------------------
                                           Daniel M. Walker
                                Senior Vice President of Accounting and Finance
                                  (Chief Financial Officer)

                                  EXHIBIT INDEX
                                                                         Page
Exhibit                    Description of Exhibit                       Number
-------                    ----------------------                       ------

  27.       Financial Data Schedule                                       17