Form 10-Q
period 2000-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2000-08-14
CIK 885568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    ----             SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

                                       or

     ____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  _______ to _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X
                                             --

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX


                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I.  Financial Information


Item 1.     Financial Statements

               Consolidated Balance Sheets - June 30, 2000 (Unaudited)
                 and December 31, 1999                                                                3

               Consolidated Statements of Revenues, Expenses and
                 Patronage Capital (Unaudited) - Three and Six Months
                 Ended June 30, 2000 and 1999                                                         4

               Consolidated Statements of Comprehensive Income (Unaudited) -
                 Three and Six Months Ended June 30, 2000 and 1999                                    4

               Consolidated Statements of Cash Flows (Unaudited) - Six
                 Months Ended June 30, 2000 and 1999                                                  5

               Notes to Consolidated Financial Statements                                             6



Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                           7


PART II.  Other Information


Item 1.     Legal Proceedings                                                                        14

Item 6.     Exhibits and Reports on Form 8-K                                                         14

Signature                                                                                            15


Exhibit Index                                                                                        16



       OLD DOMINION ELECTRIC COOPERATIVE
         PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS
          CONSOLIDATED BALANCE SHEETS

                                                                   June 30,           December 31,
                                                                     2000                 1999
                                                               -----------------    ------------------
                                                                             (in thousands)
ASSETS:                                                              (unaudited)                   (*)
-------
Electric Plant:
       In service                                                     $ 899,829             $ 889,392
       Less accumulated depreciation                                   (251,725)             (209,865)
                                                               -----------------    ------------------
                                                                        648,104               679,527
       Nuclear fuel, at amortized cost                                    4,245                 6,981
       Construction work in progress                                      9,070                13,023
                                                               -----------------    ------------------
              Net Electric Plant                                        661,419               699,531
                                                               -----------------    ------------------
Investments:
       Nuclear decommissioning trust fund                                58,925                54,159
       Lease deposits                                                   127,054               125,845
       Other                                                             81,793                82,020
                                                               -----------------    ------------------
              Total Investments                                         267,772               262,024
                                                               -----------------    ------------------
Current Assets:
       Cash and cash equivalents                                         30,856                25,088
       Receivables                                                       38,405                34,044
       Fuel, materials and supplies, at average cost                     10,922                 9,312
       Prepayments                                                        2,398                 2,244
       Deferred energy                                                    1,712                     -
                                                               -----------------    ------------------
              Total Current Assets                                       84,293                70,688
                                                               -----------------    ------------------
Deferred Charges:                                                        21,121                18,269
                                                               -----------------    ------------------
                     Total Assets                                   $ 1,034,605           $ 1,050,512
                                                               =================    ==================

CAPITALIZATION AND LIABILITIES:
-------------------------------
Capitalization:
       Patronage capital                                              $ 220,623             $ 216,369
       Accumulated other comprehensive income                            (2,151)               (2,316)
       Long-term debt                                                   477,869               509,606
                                                               -----------------    ------------------
              Total Capitalization                                      696,341               723,659
                                                               -----------------    ------------------
Current Liabilities:
       Long-term debt due within one year                                29,700                29,700
       Accounts payable                                                  19,778                15,022
       Accounts payable  - Members                                       35,967                32,616
       Deferred energy                                                        -                 3,263
       Accrued expenses                                                   7,913                 6,770
                                                               -----------------    ------------------
              Total Current Liabilities                                  93,358                87,371
                                                               -----------------    ------------------
Deferred Credits and Other Liabilities:
       Decommissioning reserve                                           58,925                54,159
       Obligations under long-term leases                               130,142               129,010
       Other                                                             55,839                56,313
                                                               -----------------    ------------------
              Total Deferred Credits and Other Liabilities              244,906               239,482
                                                               -----------------    ------------------
Commitments and Contingencies                                                 -                     -
                                                               -----------------    ------------------
                     Total Capitalization and Liabilities           $ 1,034,605           $ 1,050,512
                                                               =================    ==================

-------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 1999, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                      CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

                                                        Three Months Ended                           Six Months Ended
                                                             June 30,                                     June 30,
                                             ----------------------------------------     ---------------------------------------
                                                   2000                   1999                  2000                 1999
                                             ------------------     -----------------     -----------------    ------------------
                                                                                 (in thousands)

Operating Revenues                                    $ 95,349              $ 85,501             $ 200,234             $ 191,819
                                             ------------------     -----------------     -----------------    ------------------

Operating Expenses:
       Fuel                                             11,558                11,993                23,317                22,946
       Purchased power                                  39,972                31,469                80,976                76,583
       Operations and maintenance                        9,068                 8,150                17,594                16,656
       Administrative and general                        5,278                 4,848                 9,394                 8,809
       Depreciation, amortization, and
             decommissioning                            15,653                13,941                40,826                34,386
       Taxes other than income taxes                     2,536                 1,999                 4,496                 3,880
                                             ------------------     -----------------     -----------------    ------------------
              Total Operating Expenses                  84,065                72,400               176,603               163,260
                                             ------------------     -----------------     -----------------    ------------------
                     Operating Margin                   11,284                13,101                23,631                28,559
Other (Expense)/Income, net                               (245)                  (30)                 (713)                   20
Investment Income                                        1,359                 1,811                 2,452                 3,089
Interest Charges, net                                  (10,318)              (12,394)              (21,116)              (26,370)
                                             ------------------     -----------------     -----------------    ------------------
          Net Margin                                     2,080                 2,488                 4,254                 5,298
Patronage Capital-Beginning of Period                  218,543               209,338               216,369               206,528
                                             ------------------     -----------------     -----------------    ------------------
Patronage Capital-End of Period                      $ 220,623             $ 211,826             $ 220,623             $ 211,826
                                             ==================     =================     =================    ==================

-------------------------------------------------------------------------------




                        OLD DOMINION ELECTRIC COOPERATIVE

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                 Three Months Ended                         Six Months Ended
                                                       June 30,                                     June 30,
                                       ----------------------------------------     ---------------------------------------
                                             2000                   1999                  2000                 1999
                                       ------------------     -----------------     -----------------    ------------------
                                                                           (in thousands)
Net Margin                                       $ 2,080               $ 2,488               $ 4,254               $ 5,298
Other comprehensive income:
     Unrealized gain/(loss) on investments           132                (1,219)                  165                (1,760)
                                       ------------------     -----------------     -----------------    ------------------
Comprehensive income                             $ 2,212               $ 1,269               $ 4,419               $ 3,538
                                       ==================     =================     =================    ==================

-------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                 ---------------------------------------
                                                                                       2000                 1999
                                                                                 -----------------    ------------------
                                                                                            (in thousands)
Operating Activities:
     Net margin                                                                           $ 4,254               $ 5,298
     Adjustments to reconcile net margin to net cash
              provided by operating activities:
          Depreciation, amortization, and decommissioning                                  40,826                34,386
          Other noncash charges                                                             4,081                 6,241
          Amortization of lease obligation                                                  4,535                 4,348
          Change in current assets                                                         (7,837)                 (864)
          Change in current liabilities                                                     5,987                 9,743
     Deferred charges and other                                                            (2,049)               (1,432)
                                                                                 -----------------    ------------------
                Net Cash Provided by Operating Activities                                  49,797                57,720
                                                                                 -----------------    ------------------

Financing Activities:
     Reductions of long-term debt                                                         (32,985)              (25,784)
     Obligations under long-term leases                                                      (177)                 (175)
                                                                                 -----------------    ------------------
                Net Cash Used in Financing Activities                                     (33,162)              (25,959)
                                                                                 -----------------    ------------------

Investing Activities:
     Lease desposits and other investments                                                 (4,039)              (52,322)
     Electric plant additions                                                              (6,488)               (1,095)
     Decommissioning fund deposits                                                           (340)                 (340)
                                                                                 -----------------    ------------------
                Net Cash Used in Investing Activities                                     (10,867)              (53,757)
                                                                                 -----------------    ------------------
                       Net Change in Cash and Cash Equivalents                              5,768               (21,996)
Cash and Cash Equivalents - Beginning of Period                                            25,088                82,382
                                                                                 -----------------    ------------------
Cash and Cash Equivalents - End of Period                                                $ 30,856              $ 60,386
                                                                                 =================    ==================

-------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of June 30, 2000, and its consolidated results of operations and its comprehensive income for the three and six months ended June 30, 2000 and 1999, and its consolidated cash flows for the six months ended June 30, 2000 and 1999. The consolidated results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

      A study was undertaken in late 1999 to assess the status of the SPI and the numerous factors that impact its results. This study considered changes in market rate forecasts, components of Old Dominion's cost of service, and deregulation timelines. Additionally, it incorporated the effects of recording accelerated depreciation. As a result of this study, the targeted collection amount of $330.0 million was reduced to $241.0 million. Old Dominion will continue to evaluate the various factors that impact the results of the SPI, monitor its progress, and, upon approval from its Board of Directors, adjust the SPI as necessary to achieve its objective.

      Rates approved by the Board of Directors for 2000 include the recovery of additional depreciation of approximately $53.0 million. During the first half of 2000, Old Dominion recorded additional depreciation of $26.2 million as compared to $22.4 million in the first half of 1999. To date Old Dominion has collected a total of $103.0 million ($26.2 in the first half of 2000, $45.4 million in 1999, and $31.4 million in 1998) toward the revised SPI target of $241.0 million.

      In conjunction with the SPI, Old Dominion purchased $33.3 million of its higher cost outstanding debt in the first half of 2000.

3. Certain reclassifications have been made to the accompanying prior year's consolidated financial statements to conform to the current year's presentation.

                        OLD DOMINION ELECTRIC COOPERATIVE

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as defined by the Private Securities Litigation Act of 1995, with respect to matters that could have an impact on future operations of Old Dominion. These statements, based on expectations and estimates of management, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to: general business conditions, competition, federal and state regulations, environmental issues, tax status, industry restructuring, and weather. These risks and uncertainties are further discussed in Old Dominion's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Given these uncertainties, undue reliance should not be placed on such forward-looking statements.


Results of Operations

Operating Revenues.

     Old Dominion's operating revenues are derived from power sales to its Members and to nonmembers. Revenues from sales to Members are a function of the requirement for power by the Members' consumers and Old Dominion's cost of service in meeting that requirement. The major factors affecting Members' consumers' demand for power are the growth in the number of consumers, seasonal weather fluctuations, and, in the future, retail competition.

     Sales to nonmembers represent sales of excess purchased energy and sales of excess energy from the Clover Power Station ("Clover"). Excess purchased energy is sold to the Pennsylvania-New Jersey-Maryland Interconnection LLC ("PJM") power pool. Excess energy from Clover is sold to Virginia Electric and Power Company ("Virginia Power"), pursuant to the requirements of the Clover Operating Agreement. In light of deregulation initiatives in Virginia, Old Dominion and Virginia Power have agreed that the Clover Operating Agreement will have to be restructured prior to January 1, 2002, to permit Old Dominion to sell its excess energy from Clover to others and to Virginia Power on changed terms.

     The following table summarizes the increases (decreases) in operating revenues by component:

                                                Three Months     Six Months
                                                    Ended           Ended
                                                   June 30,        June 30,
                                               2000 vs 1999     2000 vs 1999
                                              -------------    -------------
                                                        (in thousands)
Sales to Members:
   Power sales volume                              $10,222         $10,957
   Blended rates                                    (4,940)         (7,771)
   Fuel adjustment revenues                            786             723
   Margin stabilization plan adjustment             (1,769)         (1,222)
                                                  ---------       ---------
                                                     4,299           2,687
Sales to nonmembers                                  5,549           5,728
                                                  --------        --------
                                                   $ 9,848         $ 8,415
                                                   =======         =======

     Unusually hot weather in the second quarter resulted in increased Member revenues for the second quarter and first half of 2000 as compared to the same periods in 1999 despite two 4% reductions in the demand rate effective August 1, 1999 and April 1, 2000. Member demand and energy sales for the three and six month periods ended June 30, 2000 and 1999, were as follows:

                                            Three Months Ended                  Six Months Ended
                                        --------------------------         --------------------------
                                                June 30,                             June 30,
                                        --------------------------         --------------------------
                                           2000           1999                 2000          1999
                                        ---------      ----------         ------------    -----------
     Demand sales (MW)                       3,961          3,535               8,240         7,868
     Energy sales(MWh)                   2,026,301      1,835,460           4,314,945     4,034,041

     The substantial increase in nonmember revenues for the three and six month periods ended June 30, 2000, as compared to the same periods in 1999 resulted from sales of excess purchased energy to the PJM power pool.

     Weather affects customer demand for electricity. Hot summers and cold winters increase demand while mild weather reduces demand. The weather's effect is measured using degree days. A degree day is the difference between the average daily temperature and a baseline temperature of 65 degrees. Cooling degree days result when the average daily temperature is above 65 degrees; heating degree days result when the average daily temperature is below 65 degrees. Heating and cooling degree days for the three and six month periods ended June 30, 2000 and 1999, were as follows:

                                               Three Months Ended                     Six  Months Ended
                                                     June 30,                             June 30,
                                          -----------------------------       -------------------------------
                                          2000        1999      Normal          2000        1999     Normal
                                        --------    --------    ------        --------    --------   ------
     Cooling degree days                    462         369         452           468         369        463
     Percentage change compared
       to prior year                       25.2%      (14.4)%                    26.8%      (19.9)%
     Heating degree days                    298         292         298         2,181       2,236      2,170
     Percentage change compared
       to prior year                        2.1%       (0.7)%                    (2.5)%      10.2%


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

North Anna and Clover capacity factors for the three and six month periods ended June 30, 2000 and 1999, were as follows:

                                      North Anna                                     Clover
                        ---------------------------------------     -----------------------------------------
                            Three                  Six                     Three                  Six
                         Months Ended         Months Ended              Months Ended         Months Ended
                            June 30,            June 30,                  June 30,              June 30,
                      ----------------       ---------------         -----------------      --------------
                       2000      1999         2000     1999            2000      1999        2000     1999
                      ------    ------       ------   ------         --------   ------      ------   ------
     Unit 1              87.5%    103.7%        79.4%   103.4%          75.2%     79.3%       83.6%    78.2%
     Unit 2              99.9     101.7        101.2    100.1           89.6      92.1        87.2     85.7
     Combined            93.7     102.7         90.3    101.8           82.4      85.7        85.4     82.0

     North Anna Unit 1 ran for 522 consecutive days before it began a scheduled refueling outage on March 12, 2000. The unit was returned to service on April 8, 2000, four days ahead of schedule. Additionally, the unit experienced minor unscheduled outages during the first half of 2000. North Anna Unit 2 experienced only minor unscheduled outages. Neither unit was off-line during the first six months of 1999.

     Clover Unit 1 was off-line 15 days during the second quarter of 2000 for a scheduled maintenance outage. The unit also experienced minor unscheduled outages during the first half of 2000. Clover Unit 2 experienced only minor outages during the first half of 2000. In March 1999, Clover Unit 1 was removed from service for a 16-day scheduled maintenance outage. Additionally, Unit 1 experienced minor unscheduled outages during the first half of 1999. Clover Unit 2 experienced only minor unscheduled outages during the first half of 1999.

     In addition to power generated at Clover and North Anna, Old Dominion purchases power from Virginia Power, Public Service Electric & Gas Company ("PSE&G"), Conectiv Energy ("Conectiv"), formerly Delmarva Power & Light Company, and others. Old Dominion's energy supply for the three and six month periods ended June 30, 2000 and 1999, was as follows:


                                             Three Months Ended                            Six Months Ended
                                                    June 30,                                    June 30,
                                       -----------------------------------    -----------------------------------
                                            2000                 1999              2000                  1999
                                       ----------------  ------------------   ------------------  ---------------
                                            (MWh)                (MWh)             (MWh)                (MWh)
     Clover                           793,408    37.2%     824,711    42.6%   1,629,077    36.0%  1,553,930   37.0%
     North Anna                       425,029    19.9      465,543    24.1      819,490    18.1     922,370   22.0
     Purchased Power:
        Virginia Power                397,730    18.7      220,628    11.4      949,864    21.0     733,664   17.5
        Delmarva Area (PSE&G,
             Conectiv, Conectiv/PPL)  230,771    10.8      350,014    18.1      494,018    10.9     713,462   17.0
        Other                         285,410    13.4       72,549     3.8      630,438    14.0     276,401    6.5
                                  -----------  ------  ----------- -------   ----------   -----  ---------- ------
          Total Available Energy    2,132,348   100.0%   1,933,445   100.0%   4,522,887   100.0%  4,199,827  100.0%
                                   ==========   =====    =========   =====    =========   =====   =========  =====

     Unusually hot weather in May and June combined with accelerated depreciation recorded under Old Dominion's Strategic Plan Initiative were the primary factors affecting operating expenses in the second quarter and first half of 2000. The hot weather combined with scheduled and unscheduled outages at both Clover and North Anna resulted in an increase in purchased power expenses and a decrease in fuel expenses.

     Operations and maintenance expenses increased in the second quarter and first half of 2000 as compared to the same periods in 1999 primarily because of maintenance performed during the Clover and North Anna outages. There were no significant outages in the second quarter and first half of 1999.

     Depreciation expense increased because of accelerated depreciation recorded on generation assets in accordance with Old Dominion's Strategic Plan Initiative. During the first half of 2000, Old Dominion recorded $26.2 million of additional depreciation expense. During the first half of 1999, Old Dominion recorded $22.4 million of additional depreciation expense.

Non-Operating Income and Expenses

     Investment income decreased in the second quarter and first half of 2000 as compared to the same periods in 1999 because of a decrease in investment balances resulting from the purchase of $33.3 million and $49.3 million of outstanding debt in 2000 and 1999, respectively.

     Interest on long-term debt decreased in the second quarter and first half of 2000 as compared to the same periods in 1999 primarily because Old Dominion purchased $49.3 million of its higher cost outstanding debt in 1999. Additionally, Old Dominion purchased $33.3 million of its higher cost outstanding debt during the first half of 2000.


Liquidity and Capital Resources

     Operating activities for the first half of 2000 and 1999 were primarily affected by accelerated depreciation recorded on generation assets in accordance with Old Dominion's Strategic Plan Initiative.

     Financing activities for the six-month periods ended June 30, 2000 and 1999 resulted in a cash outflow as Old Dominion used its available cash to purchase outstanding debt.

     Investing activities for the six months ended June 30, 2000, resulted in a cash outflow because of additions to plant and lease deposits and other investments. Investing activities for the six months ended June 30, 1999, mainly additions to other investments to establish Old Dominion's strategic plan fund, resulted in a net cash outflow


Strategic Plan Initiative

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

    Rates approved by the Board of Directors for 2000 include the recovery of additional depreciation of approximately $53.0 million. During the first half of 2000, Old Dominion recorded additional depreciation of $26.2 million as compared to $22.4 million in the first half of 1999. To date Old Dominion has collected a total of $103.0 million ($26.2 in the first half of 2000, $45.4 million in 1999, and $31.4 million in 1998) toward the revised SPI target of $241.0 million.

     In conjunction with the SPI, Old Dominion purchased $33.3 million of its higher cost outstanding debt during the first half of 2000.


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

     Each of the four states in which Old Dominion's Members operate (Virginia, Maryland, Delaware, and West Virginia) have enacted legislation that addresses deregulation of the electric industry, and outlines a process by which electric utilities within their respective jurisdictions, including cooperatives, will transition to competition. The individual deregulation plans adopted by the Virginia, Maryland, and Delaware legislators are similar. In these three states, previously regulated electric utilities must unbundle the component parts of their generation, transmission, and distribution. Power transmission and distribution will remain under government regulation; however, power generation will be deregulated and utilities will compete for customers in the open market. The plans of Virginia, Maryland, and Delaware each indicate that cooperatives will remain the default provider of power in their assigned territories, and that they will retain the metering and billing functions. Each of these plans also provides for recovery of stranded costs over a specified transition period; however, the timing of each state's plan implementation is different. Additionally, each Member is legislatively required to submit a restructuring plan to its respective commission, including its assessment of market rates and proposed unbundled rate structure. Specific and unique aspects of each state's legislation are detailed below.

     Management believes that under the Federal Energy Regulatory Commission rate formula, Old Dominion is allowed to collect all costs and therefore, there should be no financial impact on Old Dominion.

     The following table estimates the cumulative percentage of Old Dominion's load sales, based on 1999 demand sales, that will be subject to deregulation and at risk of loss in the competitive market each year in Virginia, Maryland, Delaware, and West Virginia. This data is based on the dates that the Members' individual classes of customers are free to choose an alternative power supplier, as mandated by the individual state's legislative action.


                                                   Percentage of Old Dominion's Load Sales
                                                       2000      2001       2002-2004
                                                       ----      ----       ---------
     Virginia                                          -   %       -   %      78.8 %(1)
     Maryland                                          -           -   (2)    9.5  (2)
     Delaware                                          0.6        11.5        11.5
     West Virginia                                     -           0.2         0.2
                                                      ------      ----       -----
         Old Dominion's Total System                   0.6  %     11.7 %     100.0 %
                                                      ======      ====       =====

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

     The deregulation plan calls for capping rates from January 1, 2002, to July 1, 2007. The rates were capped at the levels in effect on July 1, 1999; however, a utility can petition the VSCC for an increase in rates prior to January 1, 2001. Additionally, the VSCC may adjust capped rates to facilitate the Members' recovery of fuel costs. During this transition period, utilities may collect stranded costs through operation of the capped rates and a wires charge that will be applied to all customers that choose an alternative power supplier.

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

     Delaware. On March 31, 1999, the governor of Delaware signed into law legislation requiring a phase-in of retail competition beginning October 1, 1999, for customers of the state's investor-owned electric utility, Conectiv, and April 1, 2000, for the customers of Delaware Electric Cooperative ("DEC"), Old Dominion's Delaware Member. Based on current estimates, the customers of DEC that are permitted to shop for power during 2000 account for less than 1.0% of

Old   Dominion's   total  load  sales.   All  customers  of  DEC,   representing
approximately 11.5% of Old Dominion's total load sales, will have the option of choosing their power supplier by April 1, 2001.

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


Other Matters

     In July 2000, Old Dominion entered into contracts to purchase combustion turbine generators with a total rated capacity of 850MW. Old Dominion intends to use the generators in two generating plants it is planning to construct to supply blocks of power to coincide with the timing and demand and energy requirements contained in expiring power purchase contracts. These generators are part of a larger project to construct new generating facilities totaling approximately $375.0 million.

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


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           3.1 Amended and Restated Articles of Incorporation of Old Dominion Electric Cooperative
           3.2 Bylaws of Old Dominion Electric Cooperative, Amended and Restated as of November 9, 1999
           27. Financial Data Schedule

     (b)   Reports on Form 8-K.

           Form 8-K, dated May 12, 2000, was filed by the Registrant to report Changes in Registrant's Certifying Accountant.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OLD DOMINION ELECTRIC COOPERATIVE
                                                 Registrant




Date:     August 11, 2000                    /s/ Daniel M. Walker
                                ------------------------------------------------
                                               Daniel M. Walker
                                 Senior Vice President of Accounting and Finance
                                               (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit                                                                                                    Page
Number                                      Description of Exhibit                                        Number
------                                      ----------------------                                        ------
   3.1    Amended and Restated Articles of Incorporation of Old Dominion Electric Cooperative                17

   3.2    Bylaws of Old Dominion Electric Cooperative, Amended and Restated as of November 9, 2000           24

   27.    Financial Data Schedule                                                                            49