Form 10-Q
period 2000-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2000-11-13
CIK 885568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________


                                   FORM 10-Q
(Mark One)

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        ---
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30,2000

                                      or

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to__________

                        Commission file number 33-46795

                       OLD DOMINION ELECTRIC COOPERATIVE
            (Exact Name of Registrant as Specified in Its Charter)

                 VIRGINIA                             23-7048405
     (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

4201 Dominion Boulevard, Glen Allen, Virginia            23060
(Address of Principal Executive Offices)              (Zip Code)
                                ______________

                                (804) 747-0592
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No X
                                      ---  ---

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

                       OLD DOMINION ELECTRIC COOPERATIVE

                                     INDEX

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------

PART I.  Financial Information

Item 1.   Financial Statements

                  Consolidated Balance Sheets - September 30, 2000 (Unaudited)
                    and December 31, 1999                                                               3

                  Consolidated Statements of Revenues, Expenses and
                    Patronage Capital (Unaudited) - Three and Nine Months
                    Ended September 30, 2000 and 1999                                                   4

                  Consolidated Statements of Comprehensive Income (Unaudited) -
                    Three and Nine Months Ended September 30, 2000 and 1999                             4

                  Consolidated Statements of Cash Flows (Unaudited) - Nine
                    Months Ended September 30, 2000 and 1999                                            5

                  Notes to Consolidated Financial Statements                                            6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                 7

PART II.  Other Information

Item 1.   Legal Proceedings                                                                            15

Item 6.   Exhibits and Reports on Form 8-K                                                             15

Signature                                                                                              16

Exhibit Index                                                                                          17

                       OLD DOMINION ELECTRIC COOPERATIVE
                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS


                                                                                              September 30,          December 31,
                                                                                                  2000                  1999
                                                                                           -------------------    ------------------
                                                                                                         (in thousands)
ASSETS:                                                                                                (unaudited)               (*)
----------------------------------------------------------------------------------------
Electric Plant:
       In service                                                                                $    901,417          $    889,392
       Less accumulated depreciation                                                                 (276,399)             (209,865)
                                                                                           -------------------    ------------------
                                                                                                      625,018               679,527
       Nuclear fuel, at amortized cost                                                                  2,583                 6,981
       Construction work in progress                                                                   29,345                13,023
                                                                                           -------------------    ------------------
              Net Electric Plant                                                                      656,946               699,531
                                                                                           -------------------    ------------------
Investments:
       Nuclear decommissioning trust fund                                                              60,351                54,159
       Lease deposits                                                                                 129,133               125,845
       Other                                                                                           84,934                82,020
                                                                                           -------------------    ------------------
              Total Investments                                                                       274,418               262,024
                                                                                           -------------------    ------------------
Current Assets:
       Cash and cash equivalents                                                                       23,930                25,088
       Receivables                                                                                     35,559                34,044
       Fuel, materials and supplies, at average cost                                                    8,901                 9,312
       Prepayments                                                                                      2,356                 2,244
       Deferred energy                                                                                 18,477                     -
                                                                                           -------------------    ------------------
              Total Current Assets                                                                     89,223                70,688
                                                                                           -------------------    ------------------
Deferred Charges:                                                                                      21,316                18,269
                                                                                           -------------------    ------------------
                     Total Assets                                                                $  1,041,903          $  1,050,512
                                                                                           ===================    ==================

CAPITALIZATION AND LIABILITIES:
----------------------------------------------------------------------------------------
Capitalization:
       Patronage capital                                                                         $    222,600          $    216,369
       Accumulated other comprehensive income                                                            (829)               (2,316)
       Long-term debt                                                                                 478,495               509,606
                                                                                           -------------------    ------------------
              Total Capitalization                                                                    700,266               723,659
                                                                                           -------------------    ------------------
Current Liabilities:
       Long-term debt due within one year                                                              29,700                29,700
       Accounts payable                                                                                17,804                15,022
       Accounts payable - Members                                                                      28,921                32,616
       Deferred energy                                                                                      -                 3,263
       Accrued expenses                                                                                17,538                 6,770
                                                                                           -------------------    ------------------
              Total Current Liabilities                                                                93,963                87,371
                                                                                           -------------------    ------------------
Deferred Credits and Other Liabilities:
       Decommissioning reserve                                                                         60,351                54,159
       Obligations under long-term leases                                                             132,182               129,010
       Other                                                                                           55,141                56,313
                                                                                           -------------------    ------------------
              Total Deferred Credits and Other Liabilities                                            247,674               239,482
                                                                                           -------------------    ------------------
Commitments and Contingencies                                                                               -                     -
                                                                                           -------------------    ------------------
                     Total Capitalization and Liabilities                                        $  1,041,903          $  1,050,512
                                                                                           ===================    ==================
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

(*) The Consolidated Balance Sheet at December 31, 1999, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                       OLD DOMINION ELECTRIC COOPERATIVE

                     CONSOLIDATED STATEMENTS OF REVENUES,
                  EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)


                                                     Three Months Ended                             Nine Months Ended
                                                       September 30,                                  September 30,
                                          -------------------------------------------    -------------------------------------------
                                                 2000                    1999                   2000                    1999
                                          -------------------     -------------------    -------------------     -------------------
                                                                                (in thousands)
Operating Revenues                              $    107,232            $    108,641           $    307,466            $    300,460
                                          -------------------     -------------------    -------------------     -------------------

Operating Expenses:
       Fuel                                           12,653                  11,683                 35,970                  34,629
       Purchased power                                43,397                  51,098                124,373                 127,681
       Operations and maintenance                      9,193                   8,009                 26,787                  24,665
       Administrative and general                      5,206                   4,347                 14,600                  13,156
       Depreciation, amortization, and
             decommissioning                          24,208                  17,920                 65,034                  52,306
       Taxes other than income taxes                   1,820                   1,895                  6,316                   5,775
                                          -------------------     -------------------    -------------------     -------------------
              Total Operating Expense                 96,477                  94,952                273,080                 258,212
                                          -------------------     -------------------    -------------------     -------------------
                     Operating Margin                 10,755                  13,689                 34,386                  42,248
Other Income/(Expense), net                               10                     (33)                  (703)                    (13)
Investment Income                                      1,012                   1,298                  3,464                   4,387
Interest Charges, net                                 (9,800)                (12,444)               (30,916)                (38,814)
                                          -------------------     -------------------    -------------------     -------------------
                     Net Margin                        1,977                   2,510                  6,231                   7,808
Patronage Capital-Beginning of Period                220,623                 211,826                216,369                 206,528
                                          -------------------     -------------------    -------------------     -------------------
Patronage Capital-End of Period                 $    222,600            $    214,336           $    222,600            $    214,336
                                          ===================     ===================    ===================     ===================
------------------------------------------------------------------------------------------------------------------------------------


                       OLD DOMINION ELECTRIC COOPERATIVE

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                     Three Months Ended                             Nine Months Ended
                                                       September 30,                                  September 30,
                                          -------------------------------------------    -------------------------------------------
                                                 2000                    1999                   2000                    1999
                                          -------------------     -------------------    -------------------     -------------------
                                                                                (in thousands)
Net Margin                                      $     1,977             $     2,510            $     6,231             $     7,808
Other comprehensive income:
     Unrealized gain/(loss) on investments            1,322                    (968)                 1,487                  (2,728)
                                          -------------------     -------------------    -------------------     -------------------
Comprehensive income                            $     3,299             $     1,542            $     7,718             $     5,080
                                          ===================     ===================    ===================     ===================
------------------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of the consolidated financial statements.

                       OLD DOMINION ELECTRIC COOPERATIVE

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                               -------------------------------------------
                                                                                      2000                    1999
                                                                               -------------------     -------------------
                                                                                             (in thousands)
Operating Activities:
     Net margin                                                                       $     6,231             $     7,808
     Adjustments to reconcile net margin to
              net cash provided by operating activities:
          Depreciation, amortization, and decommissioning                                  65,034                  52,306
          Other noncash charges                                                             6,420                   8,169
          Amortization of lease obligation                                                  6,812                   6,536
          Change in current assets                                                        (19,693)                 (1,293)
          Change in current liabilities                                                     6,592                     898
     Deferred charges and other                                                            (2,304)                 (3,242)
                                                                               -------------------     -------------------
                     Net Cash Provided by Operating Activities                             69,092                  71,182
                                                                               -------------------     -------------------

Financing Activities:
     Reductions of long-term debt                                                        (32,985)                (42,342)
     Obligations under long-term leases                                                     (265)                   (262)
                                                                               -------------------     -------------------
                     Net Cash Used in Financing Activities                               (33,250)                (42,604)
                                                                               -------------------     -------------------
Investing Activities:
     Lease deposits and other investments                                                 (8,089)                (53,539)
     Electric plant additions                                                            (28,400)                 (5,977)
     Decommissioning fund deposits                                                          (511)                   (511)
                                                                               -------------------     -------------------
                     Net Cash Used in Investing Activities                               (37,000)                (60,027)
                                                                               -------------------     -------------------
                     Net Change in Cash and Cash Equivalents                               (1,158)                (31,449)
Cash and Cash Equivalents - Beginning of Period                                            25,088                  82,382
                                                                               -------------------     -------------------
Cash and Cash Equivalents - End of Period                                             $    23,930             $    50,933
                                                                               ===================     ===================
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       OLD DOMINION ELECTRIC COOPERATIVE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative ("Old Dominion"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of September 30, 2000, and its consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2000 and 1999, and its consolidated cash flows for the nine months ended September 30, 2000 and 1999. The consolidated results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative" or "SPI"). Subsequently, an independent assessment of the impact on Old Dominion of transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the SPI. The SPI, as then approved, called for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 to 2003 with the funds to be used to reduce Old Dominion's reliance on debt. A provision of the SPI requires that it be updated periodically based on revised projections, projected targets, legislation, and the status of the SPI in terms of achieving its objective. The Board of Directors approves all revisions or modifications.

   In conjunction with the SPI, on May 10, 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on generation assets during the period January 1, 1999, through December 31, 2003, and recover the additional expense through rates pursuant to the comprehensive rate formula filed with and accepted by the Federal Energy Regulatory Commission.

   A study was undertaken in late 1999 to assess the status of the SPI and the numerous factors that impact its results. This study considered changes in market rate forecasts, the components of Old Dominion's cost of service, and deregulation timelines. Additionally, it incorporated the effects of recording accelerated depreciation. As a result of this study, the targeted collection amount of $330.0 million was reduced to $241.0 million. Old Dominion will continue to evaluate the various factors that impact the results of the SPI, monitor its progress, and, upon approval from its Board of Directors, adjust the SPI as necessary to achieve its objective.

   Rates approved by the Board of Directors for 2000 include the recovery of additional depreciation of approximately $53.1 million. During the first nine months of 2000, Old Dominion recorded additional depreciation of $43.1 million as compared to $34.3 million in the first nine months of 1999. To date Old Dominion has collected a total of $119.9 million toward the revised SPI target of $241.0 million.

   In conjunction with the SPI, Old Dominion purchased $33.3 million of its higher cost outstanding debt during the first nine months of 2000.

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

  Sales to nonmembers represent sales of excess purchased energy and sales of excess energy from the Clover Power Station ("Clover"). Excess purchased energy is sold to the Pennsylvania-New Jersey-Maryland Interconnection LLC ("PJM") power pool. Excess energy from Clover is sold to Virginia Electric and Power Company ("Virginia Power"), pursuant to the requirements of the Clover Operating Agreement. In light of deregulation initiatives in Virginia, Old Dominion and Virginia Power have agreed that the Clover Operating Agreement will have to be restructured prior to January 1, 2002, to permit Old Dominion to sell its excess energy from Clover to others, as well as to Virginia Power, on changed terms.

  The following table summarizes the increases (decreases) in operating revenues by component:

                                                Three Months     Nine Months
                                                   Ended            Ended
                                               September 30,    September 30,
                                                2000 vs 1999     2000 vs 1999
                                               --------------   --------------
                                                       (in thousands)
Sales to Members:
 Power sales volume                                  $(3,261)         $ 7,430
 Blended rates                                          (401)          (7,905)
 Fuel adjustment revenues                              3,924            4,646
 Margin stabilization plan adjustment                  2,244            1,022
 Margin stabilization returned to Members             (3,336)          (3,336)
                                                     -------          -------
                                                        (830)           1,857
Sales to Nonmembers                                     (579)           5,149
                                                     -------          -------
                                                     $(1,409)         $ 7,006
                                                     =======          =======

  Mild weather in the third quarter of 2000 combined with a reduction in the demand rate effective April 1, 2000, resulted in decreased Member revenues for the third quarter of 2000 as compared to the third quarter of 1999.

  Unusually hot weather in the second quarter resulted in increased Member revenues for the first nine months of 2000 as compared to the same period in 1999 despite two 4% reductions in the demand rate effective August 1, 1999 and April 1, 2000.

  Member demand and energy sales for the three and nine month periods ended September 30, 2000 and 1999, were as follows:

                            Three Months Ended       Nine Months Ended
                          ----------------------   ---------------------
                                 September,              September,
                          ----------------------   ---------------------
                            2000         1999        2000        1999
                          ---------    ---------   ---------   ---------
  Demand sales (MW)           4,473        4,594      12,713      12,462
  Energy sales (MWh)      2,282,827    2,364,827   6,596,831   6,398,868

  Changes in nonmember revenues for the three and nine month periods ended September 30, 2000, as compared to the same periods in 1999 resulted from sales of excess purchased energy to PJM.

  Weather affects customer demand for electricity. Hot summers and cold winters increase demand while mild weather reduces demand. The weather's effect is measured using degree days. A degree day is the difference between the average daily temperature and a baseline temperature of 65 degrees. Cooling degree days result when the average daily temperature is above 65 degrees; heating degree days result when the average daily temperature is below 65 degrees. Heating and cooling degree days for the three and nine month periods ended September 30, 2000 and 1999, were as follows:

                                         Three Months Ended              Nine Months Ended
                                    ----------------------------     ----------------------------
                                            September 30,                  September 30,
                                    ----------------------------     ----------------------------
                                     2000      1999      Normal       2000      1999      Normal
                                    ------    ------    --------     ------    ------    --------
  Cooling degree days                 764      1,056      1,093      1,232      1,425      1,556
  Percentage change compared
   to prior year                    (27.7)%     (4.7)%               (13.5)%     (9.2)%
  Heating degree days                  43         15         19      2,224      2,251      2,189
  Percentage change compared
   to prior year                    186.7%     150.0%                 (1.2)%     10.7%

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

  When either North Anna or Clover is off-line, Old Dominion must purchase replacement energy from either Virginia Power, which is more costly, or the market, which may be more or less costly. As a result, Old Dominion's operating expenses, and therefore its energy rates to its Members, are significantly affected by the operations of North Anna and Clover.

  North Anna and Clover capacity factors for the three and nine month periods ended September 30, 2000 and 1999, were as follows:

                           North Anna                            Clover
                 --------------------------------   ---------------------------------
                    Three              Nine             Three              Nine
                 Months Ended      Months Ended      Months Ended      Months Ended
                 September 30,     September 30,     September 30,     September 30,
                ---------------   ---------------   ---------------   ---------------
                 2000     1999     2000     1999     2000     1999      2000    1999
                -----    -----    -----    -----     ----     ----      ----    ----
  Unit 1        104.0%   103.8%    87.7%   103.5%    93.1%    83.5%     86.7%   80.3%
  Unit 2        102.3     77.6    101.6     93.2     91.7     85.6      89.0    86.0
  Combined      103.2     90.7     94.7     98.4     92.4     84.6      87.9    83.2

  North Anna Unit 1 ran for 522 consecutive days before it began a scheduled refueling outage on March 12, 2000. The unit was returned to service on April 8, 2000, four days ahead of schedule. The unit also experienced minor unscheduled outages during the first nine months of 2000. As of September 30, 2000, Unit 1 had been online for 142 consecutive days. North Anna Unit 2 experienced only minor unscheduled outages during the first nine months of 2000. As of September 30, 2000, Unit 2 had been online for 179 consecutive days.

  There were no significant unplanned outages at North Anna during 1999. Unit 2 was removed from service in mid-September for a scheduled refueling.

  Clover Unit 1 was off-line for 15 days in April 2000 for a scheduled maintenance outage. The unit also experienced minor unscheduled outages during the first nine months of 2000. As of September 30, 2000, Unit 1 had been online for 123 consecutive days. Clover Unit 2 experienced only minor outages during the first nine months of 2000. As of September 30, 2000, Unit 2 had been online for 49 consecutive days.

  Clover Unit 1 operated for 166 days before it was removed from service in March 1999 for a 16-day scheduled maintenance outage. At September 30, 1999, Clover Unit 2 had been in operation for 236 consecutive days. On August 7, 1999, Clover experienced very low water flow due to continued drought conditions in the state of Virginia. As a result, the units operated to meet peak loads during the day; however, at night, load was reduced on each unit to 150 MW to conserve water. On August 27, 1999, the units were released for full operations.

  In addition to power generated at Clover and North Anna, Old Dominion purchases power from Virginia Power, Public Service Electric & Gas Company ("PSE&G"), Conectiv Energy ("Conectiv"), formerly Delmarva Power & Light Company, Pennsylvania Power & Light ("PPL"), and others. Old Dominion's energy supply for the three and nine month periods ended September 30, 2000 and 1999, was as follows:

                                             Three Months Ended                      Nine Months Ended
                                                September 30,                           September 30,
                                  ---------------------------------------   ---------------------------------------
                                         2000                  1999               2000                  1999
                                  -----------------      ----------------   -----------------    ------------------
                                  (MWh)                  (MWh)              (MWh)                (MWh)
  Clover                            895,005    37.8%     823,172    33.2%   2,524,082    36.6%   2,377,102     35.6%
  North Anna                        472,871    20.0      415,564    16.7    1,292,361    18.8    1,337,934     20.0
  Purchased Power:
    Virginia Power                  440,003    18.6      639,355    25.8    1,389,867    20.2    1,373,019     20.6
    Delmarva Area (PSE&G,
     Conectiv, Conectiv/PPL)        290,713    12.3      321,754    13.0      784,731    11.4    1,035,216     15.5
    Other                           267,593    11.3      278,933    11.3      898,031    13.0      555,334      8.3
                                  ---------   -----    ---------   -----    ---------   -----    ---------    -----
     Total Available Energy       2,366,185   100.0%   2,478,778   100.0%   6,889,072   100.0%   6,678,605    100.0%
                                  =========   =====    =========   =====    =========   =====    =========    =====

  Weather and accelerated depreciation recorded under Old Dominion's Strategic Plan Initiative were the primary factors affecting operating expenses in the third quarter and first nine months of 2000. Mild weather in the third quarter of 2000, combined with a 10.4% increase in production resulted in a decrease in purchased power and an increase in fuel expenses. Unusually hot weather in May and June combined with scheduled and unscheduled outages at Clover and North Anna, resulted in an increase in purchased power and a decrease in fuel expenses in the first nine months of 2000.

  Extreme temperatures in the first and third quarters of 1999 coupled with increased production at North Anna and Clover in 1999 were the primary factors affecting operating expenses in the first nine months of 1999. The result was an increase in both production and purchased power expenses. In August 1999, severe drought conditions forced Clover to operate at minimum load for approximately three weeks resulting in a decrease in fuel expenses and an increase in purchased power costs for the three months ended September 30, 1999.

  Operations and maintenance expenses increased in the third quarter and first nine months of 2000 as compared to the same period in 1999 primarily because of maintenance performed during the Clover and North Anna outages. There were no significant outages in the third quarter or first nine months of 1999.

  Administrative and general expenses increased in the third quarter and first nine months of 2000 primarily because of legal and engineering consulting fees related to preconstruction activities on three generating plants. See "Other Matters." Administrative and general expense increased in the third quarter and first nine months of 1999 primarily because of legal and engineering consulting fees related to the potential siting of generation plants combined with expenses incurred in forming Old Dominion's alliance with Reliant Energy, Inc.

  Depreciation expense increased because of accelerated depreciation recorded on generation assets in accordance with Old Dominion's Strategic Plan Initiative. During the first nine months of 2000, Old Dominion recorded $43.1 million of additional depreciation expense. During the first nine months of 1999, Old Dominion recorded $34.3 million of additional depreciation expense.

Non-Operating Income and Expenses

  Investment income decreased during the third quarter and first nine months of 2000 as compared to the same periods in 1999 because of a decrease in invested cash and cash equivalents resulting from the purchase of $33.3 million and $49.3 million of outstanding debt in 2000 and 1999, respectively, and a partial payment on combustion turbine generators. Additionally, interest rates on investments were lower in 2000.

  Interest on long-term debt decreased in the third quarter and first nine months of 2000 as compared to the same periods in 1999 primarily because Old Dominion purchased $49.3 million of its higher cost outstanding debt in 1999. Additionally, Old Dominion purchased $33.3 million of its higher cost outstanding debt during the first nine months of 2000.


Liquidity and Capital Resources

  Operating activities for the nine months ended September 30, 2000 and 1999 were primarily affected by accelerated depreciation recorded on generation assets in accordance with Old Dominion's Strategic Plan Initiative. Operating activities in the first nine months of 2000 were also affected by changes in non-cash working capital.

  Financing activities for the nine months ended September 30, 2000 and 1999, resulted in a cash outflow as Old Dominion used its available cash to purchase outstanding debt.

  Investing activities for the nine months ended September 30, 2000, resulted in a cash outflow because of additions to electric plant and lease deposits and other investments. Investing activities for the nine months ended September 30, 1999, resulted in a cash outflow because of additions to lease deposits and other investments to establish Old Dominion's Strategic Plan Initiative fund. The cash outflows associated with the increase in lease deposits were essentially offset by the cash inflows associated with the amortization of the lease obligations.

Strategic Plan Initiative

  On October 14, 1997, Old Dominion's Board of Directors approved a resolution adopting certain strategic objectives designed to mitigate the effects of the transition to a competitive electric market (the "Strategic Plan Initiative" or "SPI"). Subsequently, an independent assessment of the impact on Old Dominion of transition to a competitive market was performed and the resulting recommendations to mitigate the transition effects were approved by the Board of Directors on July 28, 1998, and incorporated into the SPI. The SPI, as then approved, called for the accumulation of approximately $330.0 million in cash and cash equivalents from 1998 through 2003 with the funds to be used to reduce Old Dominion's reliance on debt. A provision of the SPI requires that it be updated periodically based on revised projections, projected targets, legislation, and the status of the SPI in terms of achieving its objective. The Board of Directors approves all revisions or modifications.

  In conjunction with the SPI, on May 10, 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on generation assets during the period January 1, 1999, through December 31, 2003, and recover the additional expense through rates pursuant to the comprehensive rate formula filed with and accepted by the Federal Energy Regulatory Commission ("FERC").

  A study was undertaken in late 1999 to assess the status of the SPI and the numerous factors that impact its results. This study considered changes in market rate forecasts, the components of Old Dominion's cost of service and deregulation timelines. Additionally, it incorporated the effects of recording accelerated depreciation. As a result of this study, the targeted collection amount of $330.0 million was reduced to $241.0 million. Old Dominion will continue to evaluate the various factors that impact the results of the SPI, monitor its progress, and, upon approval from its Board of Directors, adjust the SPI as necessary to achieve its objective.

  Rates approved by the Board of Directors for 2000 include the recovery of additional depreciation of approximately $53.1 million. During the first nine months of 2000, Old Dominion recorded additional depreciation of $43.1 million as compared to $34.3 million in the first nine months of 1999. To date Old Dominion has collected a total of $119.9 million toward the revised SPI target of $241.0 million.

  In conjunction with the SPI, Old Dominion purchased $33.3 million of its higher cost outstanding debt during the first nine months of 2000.


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

  Each of the four states in which Old Dominion's Members operate (Virginia, Maryland, Delaware, and West Virginia) has enacted legislation that addresses deregulation of the electric industry, and outlines a process by which electric utilities within their respective jurisdictions, including cooperatives, will transition to competition. The individual deregulation plans adopted by the Virginia, Maryland, and Delaware legislators are similar. In these three states, previously regulated electric utilities must unbundle the component parts of their generation, transmission, and distribution systems and charges. Power transmission and distribution will remain under government regulation; however, power generation will be deregulated and utilities will compete for customers in the open market. The plans of Virginia, Maryland, and Delaware each indicate that cooperatives will remain the default provider of power in their assigned territories, and that they will retain the metering and billing functions. Each of these plans also provides for recovery of stranded costs over a specified transition period; however, the timing of each state's plan implementation is different. Additionally, each Member is legislatively required to submit a restructuring plan to its respective commission, including its assessment of market rates and proposed unbundled rate structure. Specific and unique aspects of each state's legislation are detailed below.

  Management believes that under its FERC rate formula, Old Dominion is allowed to collect all costs and, therefore, there should be no financial impact on Old Dominion.

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

                                        Percentage of Old Dominion's Load Sales
                                      -------------------------------------------
                                             2000      2001      2002-2004
                                             ----      ----      ---------
  Virginia                                   - %        -  %     78.8%(1)
  Maryland                                   -         9.5(2)     9.5(2)
  Delaware                                  0.6       11.5       11.5
  West Virginia                              -         0.2        0.2
                                            ----      ----      -----
    Old Dominion's Total System             0.6%      21.2%     100.0%
                                            ===       ====      =====
------------------
(1) The opportunity for Virginia consumers to shop for the purchase of electricity will be phased in between January 1, 2002 and
    January 1, 2004 in accordance with a schedule that is to be developed by the Virginia State Corporation Commission.
(2) Old Dominion's Maryland Member must offer customer choice by July 1, 2003, but has volunteered to offer choice as early as 2001.


  Old Dominion's contracts with its Members represent those Members stranded costs. Following is a summary of recent legislation in the states in which Old Dominion's Members serve.

  Virginia. On March 25, 1999, the governor of Virginia signed into law comprehensive electric utility restructuring legislation. The legislation provides for retail choice to be phased in between January 1, 2002, and January 1, 2004 in accordance with a schedule that is to be developed by the Virginia
State Corporation Commission ("VSCC").   By January 1, 2001, each utility is to
submit to the VSCC its plan for unbundling its rates.

  The deregulation plan calls for capping rates from January 1, 2002, to July 1, 2007. The rates will be capped at the levels that were in effect on July 1, 1999; however, a utility can petition the VSCC for an increase in rates prior to January 1, 2001. Additionally, the VSCC may adjust capped rates to facilitate the Members' recovery of fuel costs. During this transition period, utilities may collect stranded costs through operation of the capped rates and a wires charge that will be applied to all customers that choose an alternative power supplier.

  The 2000 session of the Virginia General Assembly passed legislation to further enhance retail choice in Virginia. The legislation as passed accomplishes the following: (1) more clearly defines which entities qualify as aggregators and, therefore, must be licensed; (2) directs the VSCC to continue its examination of whether the metering and billing functions should be competitive; and (3) allows the VSCC to consider transmission charges when calculating market price. Language in this legislation clarifies that cooperatives will be the default supplier of all competitive services, and will continue to be permitted to sell power directly to their customers.

  Maryland. On April 8, 1999, the governor of Maryland signed into law restructuring legislation requiring a three-year phase-in of retail competition beginning with investor-owned utilities on July 1, 2000. The phase-in is to be completed by July 1, 2003, at which time all customers will be able to choose their electric supplier. The legislation also calls for a 3.0% to 7.5% rate reduction for non-cooperative residential customers upon commencement of competition; however, no such rate reduction is required for cooperative customers. Rates for all customers are to be frozen for four years from the date of the commencement of competition.

  The same law required the cooperatives to present to the Maryland Public Service Commission ("MPSC") a plan whereby all cooperative customers will have choice by July 1, 2003. Old Dominion's Maryland Member, Choptank Electric Cooperative ("Choptank"), made such a filing in July 1999. In this filing Choptank requested recovery of its stranded costs and volunteered to offer choice to all of its customers on July 1, 2001. On July 21, 2000, Choptank, the staff of the MPSC, and the Maryland Office of People's Counsel jointly filed with the MPSC an Agreement of Stipulation and Settlement ("Stipulation") that incorporated stranded costs recovery for Choptank. No parties to the Stipulation objected to its terms or conditions. On October 18, 2000, a hearing was held before the commissioners of the MPSC, wherein the commissioners were asked to accept the Stipulation. Choptank is now awaiting the final order regarding the matter.

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

  Rates for Conectiv's residential customers were reduced 7.5% effective October 1, 1999, and will remain frozen at those levels through September 30, 2003. Rates for Conectiv's non-residential customers are to remain frozen at their October 1, 1999, levels through September 30, 2002. DEC's customers' rates are to be frozen at current levels through March 31, 2005.

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

  West Virginia. On March 11, 2000, the West Virginia legislature adopted a restructuring plan into law that implements customer choice on January 1, 2001, or a later date established by the state commission. Pursuant to the plan, power generation will be deregulated and utilities will compete for customers in the open market, incumbent utilities will be the default suppliers, and metering and billing services will be fully competitive within four years of the plan's implementation. The plan imposes restrictions on the residential and large commercial/industrial rates to be charged during the first 7 and 13 years, respectively.

Other Matters

  Old Dominion has entered into contracts to purchase combustion turbine generators with a total rated capacity of 1,350 MW. Old Dominion intends to use the generators in three generating plants it plans to construct to supply power to coincide with the timing of expiring power purchase contracts. Old Dominion anticipates spending approximately $700.0 million on the projects over the estimated six-year construction period beginning in 2001.

  In 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities," effective for fiscal years beginning after July 1, 2000.   Old
Dominion is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         27.  Financial Data Schedule

    (b)  Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                 SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OLD DOMINION ELECTRIC COOPERATIVE
                                              Registrant


Date:  November 9, 2000                     /s/Daniel M. Walker
                                 --------------------------------------------
                                              Daniel M. Walker
                                 Senior Vice President of Accounting and Finance
                                            (Chief Financial Officer)

                                 EXHIBIT INDEX

Exhibit                                                                Page
Number                   Description of Exhibit                       Number
------                   ----------------------                       ------

 27. Financial Data Schedule                                            18