Form 10-K405
period 2000-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2001-03-19
CIK 885568

================================================================================

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

                  For the fiscal year ended December 31, 2000

                                      or

        ____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from __________ to

                        Commission file number 33-46795

                                  ___________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes ____   No  X
                                                          ----

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

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

================================================================================

                       OLD DOMINION ELECTRIC COOPERATIVE

                        2000 ANNUAL REPORT ON FORM 10-K


Item                                                                                                     Page
Number                                                                                                  Number
------                                                                                                  ------
                                               PART I
 1.     Business......................................................................................     1

 2.     Properties....................................................................................    10

 3.     Legal Proceedings.............................................................................    10

 4.     Submission of Matters to a Vote of Security Holders...........................................    10

                                               PART II

 5.     Market for Registrant's Common Equity and Related Stockholder Matters.........................    10

 6.     Selected Financial Data.......................................................................    11

 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........    12

 7A.    Quantitative and Qualitative Disclosures About Market Risk....................................    22

 8.     Financial Statements and Supplementary Data...................................................    23

 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    44

                                              PART III

 10.    Directors and Executive Officers of the Registrant............................................    44

 11.    Executive Compensation........................................................................    47

 12.    Security Ownership of Certain Beneficial Owners and Management................................    50

 13.    Certain Relationships and Related Transactions................................................    50

                                               PART IV

 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................    50

        Signatures....................................................................................    58

        Exhibit Index.................................................................................    61

                                    PART I

                               ITEM 1. BUSINESS

                       OLD DOMINION ELECTRIC COOPERATIVE

     Old Dominion Electric Cooperative ("Old Dominion"), incorporated under the laws of the Commonwealth of Virginia in 1948, is a not-for-profit power supply cooperative engaged in the business of providing wholesale electric service to its 12 member distribution cooperatives ("Members"). The Members, in turn, are engaged in the retail sale of power to their consumers located in 70 counties throughout Virginia, Delaware, Maryland, and parts of West Virginia. As of December 31, 2000, Old Dominion and its Members served more than 436,000 retail electric consumers (meters) within Old Dominion's and the Members' service territory, representing a total population of approximately 1.1 million people. Old Dominion's principal executive offices are located in the Innsbrook Corporate Center, at 4201 Dominion Boulevard, Glen Allen, Virginia 23060 (telephone 804-747-0592).

     Old Dominion is owned entirely by its Members, which are the primary purchasers of the power sold by Old Dominion. The Members, in turn, are local consumer-owned distribution cooperatives providing electric service on a retail basis. The membership of each distribution cooperative consists of residential, commercial, and industrial consumers within an exclusive certificated service territory granted by the respective state's public utility commission. See "The Members--Territorial Integrity." The Members purchase substantially all of their power from Old Dominion pursuant to long-term wholesale power contracts with Old Dominion. See "Wholesale Power Contracts." Old Dominion has no legal interest in, or obligation with respect to, any of the assets, liabilities, equity, revenues, or margins of such Members, other than its rights under such contracts to receive payment for power supplied.

     The service territory of Old Dominion and its Members includes primarily suburban, rural, and recreational areas. The service territory does not have any significant concentration of power purchases by any single employer or industry, and predominantly reflects a residential load both in terms of power sales and number of consumers.

     Old Dominion was organized for the purpose of securing adequate sources of power for the Members at the lowest possible cost. Prior to December 1983, Old Dominion acted solely as a central negotiating agent for power purchased by the Members. In December 1983, Old Dominion purchased from Virginia Electric and Power Company ("Virginia Power") an 11.6% undivided ownership interest in the North Anna Nuclear Power Station ("North Anna"), a two-unit 1,790 megawatt ("MW") (net capacity rating) nuclear power facility located in Louisa County, Virginia, approximately 60 miles northwest of Richmond, Virginia. See "System Assets--Power Supply--North Anna."

     Old Dominion holds a 50% undivided ownership interest in the Clover Power Station ("Clover"), a two-unit 882 MW (net capacity rating) coal-fired electric generating facility near Clover, Virginia, approximately 100 miles southwest of Richmond, Virginia. Clover Units 1 and 2 began commercial operation on October 7, 1995, and March 28, 1996, respectively. See "System Assets--Power Supply--Clover."

     Old Dominion also purchases power under agreements with Virginia Power, Conectiv Energy ("Conectiv") (formerly Delmarva Power & Light Company), Public Service Electric & Gas Company ("PSE&G"), American Electric Power-Virginia ("American Electric Power"), Allegheny Power System ("Allegheny Power"), and the Pennsylvania-New Jersey-Maryland Interconnection LLC ("PJM"). Additionally, Old Dominion makes short-term energy purchases from a variety of suppliers. These purchases have increased over the last year due to restructured contracts and reliance on the market. See "System Assets--Purchased Power."

     As a not-for-profit electric cooperative, Old Dominion is currently exempt from federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for further discussion of Old Dominion's tax status.

     Old Dominion is not a party to any collective bargaining agreement. Old Dominion had 67 employees as of March 1, 2001, and believes that its relations with its employees are good.

Wholesale Power Contracts

     Old Dominion has entered into a long-term wholesale power contract with each of its Members. Each such contract provides that Old Dominion shall provide all of the power that the Member requires for the operation of the Member's system to the extent that Old Dominion has the power and facilities available. The obligations of certain Members are subject to their right to purchase power allocated to them from the Southeastern Power Administration ("SEPA"). See "The Members--Contracts with SEPA." Each wholesale power contract provides that, if a Member is required by law to purchase electric power from cogeneration facilities or other qualifying facilities ("QFs"), Old Dominion may, at its option, purchase such power from the Member at a rate not to exceed Old Dominion's avoided cost. See "The Members--Power Purchases under PURPA."

     Revenues from the following Members equaled or exceeded 10% of Old Dominion's total revenues in 2000:


                                                                                   Percentage of
                                                                                   Old Dominion's
Members                                                              Revenues      Total Revenues
-------                                                              --------      --------------
                                                                  (in millions)
Northern Virginia Electric Cooperative.........................    $110.5               26.6%
Rappahannock Electric Cooperative..............................      89.0               21.5
Delaware Electric Cooperative..................................      44.1               10.6

                                  REGULATION

General

     Old Dominion is subject to regulation by the Federal Energy Regulatory Commission ("FERC"). Certain of Old Dominion's operations are also subject to regulation by the Virginia Department of Environmental Quality, the Department of Energy ("DOE"), the Nuclear Regulatory Commission ("NRC"), and other federal, state, and local authorities. Compliance with future laws or regulations may increase Old Dominion's operating and capital costs by requiring, among other things, changes in the design and operation of its generation facilities.

     The rates and charges made, demanded, or received by Old Dominion for the transmission and wholesale sale of power in interstate commerce, are regulated by FERC. Old Dominion's rates and charges for power furnished to its Members are established by Old Dominion pursuant to a comprehensive rate formula filed with FERC. The formula is intended to permit collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded on Old Dominion's books, plus an additional 20% of total interest charges, plus additional equity contributions as approved by the Board of Directors. The formula provides for periodic adjustment of rates to recover actual, prudently incurred costs, whether they increase or decrease, without further application to and acceptance by FERC. FERC may also review Old Dominion's rates upon its own initiative or upon complaint and may order a reduction of any rates determined to be unjust, unreasonable, or otherwise unlawful and may order a refund for amounts collected during such proceedings in excess of the just, reasonable, and lawful rates.

     In addition to its jurisdiction over rates, FERC regulates the issuance of securities and assumption of liabilities by Old Dominion, as well as mergers, consolidations, the acquisition of securities of other utilities, and the disposition of property other than generating facilities. Under FERC regulations, Old Dominion is also prohibited from selling, leasing, or otherwise disposing of the whole of its facilities (other than generating facilities), or any part of such facilities having a value in excess of $50,000, without FERC approval.

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

     Old Dominion is subject to certain requirements of the Clean Air Act ("CAA"). The CAA requires utilities owning fossil fuel fired power stations to, among other things, limit emissions of sulfur dioxide and nitrogen oxides, one of the precursors of ground-level ozone, or obtain allowances for such emissions. Clover is designed and licensed to operate at full capacity below the permitted sulfur dioxide emissions levels and utilizes equipment which operates at a level which is below the current limitations for nitrogen oxides emissions.

     In 1998, the EPA issued a Final Rule addressing regional transport of ground-level ozone through reductions in nitrogen oxides (NO\\x\\) commonly known as the NO\\x\\ State Implementation Plan ("SIP") call. The NO\\x\\ SIP call, which affects 22 states, including Virginia and the District of Columbia, required those states to develop a plan by October 30, 2000, to reduce NO\\x\\ emissions in their respective states. The NO\\x\\ SIP call also required emissions reduction to be implemented by May 1, 2004. On December 26, 2000, the EPA issued its findings that several states covered by the SIP call, including Virginia, had failed to submit a complete plan. If a state fails to make the required submittal, which the EPA determines is complete, within 18 months of the findings, the emissions offset sanction will apply. This sanction requires new or modified sources, subject to the CAA new source review program for NO\\x\\, to obtain reductions in existing emissions in a 2:1 ratio to offset their new emissions. The sanctions will be lifted when the EPA finds that the state has made a complete filing under the SIP call. The EPA can also promulgate a federal implementation plan as late as two years after the initial findings, unless the affected state has submitted a complete plan by that time. In a federal plan, the EPA rather than the states would determine the specific sources that must reduce NO\\x\\ emissions. Old Dominion anticipates that fossil fuel electric generation facilities greater than 250 mmBtu/hr. will be required to reduce their NO\\x\\ emissions or obtain NO\\x\\ emissions credits from another source. Old Dominion does not anticipate installing NO\\x\\ controls at Clover but rather will obtain NO\\x\\ credits from a facility that has over-controlled its emissions.

     In a related action, several Northeast utilities filed petitions under
Section 126 of the CAA requesting that the EPA take action to mitigate interstate transport of NO\\x\\. In December 1999, the EPA issued its Findings of Significant Contribution and Rulemaking on Section 126 Petitions, Final Rule establishing NO\\x\\ allocations for 392 power plants, including Clover Units 1 and 2, and many industrial facilities. Additionally, this final rule established a trading program to help those companies meet the required reductions in NO\\x\\ by May 3, 2003.

     In December 2000, the EPA announced that to reduce the health risk of mercury exposure, it will regulate emissions of mercury and other air toxins from coal- and oil-fired electric utility steam generating units. Clover Units 1 and 2 would be subject to such regulation; however, as existing pollution control systems on these units currently reduce mercury emissions, installation of additional equipment is not anticipated at this time. The timeline stated by the EPA for developing regulations in this area is that the EPA will propose regulations by December 15, 2003, and issue final regulations by December 15, 2004.

     Old Dominion is also subject to permit limitations for surface water discharges and for the operation of a combustion waste landfill at Clover. Permits required by the Clean Water Act, the Resource Conservation and Recovery Act, and state laws have been issued. These permits are subject to reissuance and continued review.

     Old Dominion's direct capital expenditures for environmental control facilities at Clover and North Anna, excluding capitalized interest, were approximately $2.5 million and $36,000, respectively, in 2000. Based on information provided by Virginia Power, Old Dominion's portion of direct capital expenditures for environmental control facilities planned for Clover and North Anna over the next three years is estimated to be approximately $2.2 million and $1.3 million, respectively. These expenditures, which include amounts related to the above referenced NOx emissions reduction plans, are included in Old Dominion's estimated capital expenditures for the years 2001 through 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

     Under the Nuclear Waste Policy Act, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. However, since the DOE did not begin accepting spent fuel in 1998 as specified in its contracts, Virginia Power is providing on-site spent nuclear fuel storage at the North Anna facility. These facilities are expected to be adequate until the DOE begins accepting the spent nuclear fuel.

                      COMPETITION AND CHANGING REGULATION

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the effects of competition and changing regulation on Old Dominion and its Members.

                       CONSERVATION AND LOAD MANAGEMENT

Energy Services

     Old Dominion seeks to encourage and promote, through its Members and their consumers, effective energy services, energy efficiency, and load reduction programs. Energy services programs offer commercial and industrial customers solutions to their energy needs. Energy efficiency programs encourage the construction of efficient and affordable housing, encourage the purchase of energy efficient water heaters and heating, ventilation, and air conditioning equipment, and provide affordable financing for energy efficiency improvements. Old Dominion's

Members also support energy conservation efforts by providing home and business energy audits and educational materials. Load reduction efforts provide Old Dominion the capability of reducing its peak load by over 200 MW. As competitive choices become available to the Members' retail consumers, the impact of each of these programs must be evaluated to ensure that value is added to the consumer and the cooperative.

     Old Dominion and its Members have entered into an agreement with the DOE to participate in the voluntary Climate Challenge Program under the United States Climate Challenge Action Plan. This voluntary program tracks reductions in carbon dioxide emissions from efficiency programs. A report was submitted to the DOE in 2000 summarizing various carbon dioxide reductions as a result of efficiency programs and distribution system upgrades.

Seasonal Variations

     Old Dominion's system is geographically divided into two separate and distinctive power supply systems--the mainland Virginia system and the Delmarva Peninsula system. The two systems have similar customer usage characteristics and distribution of sales by consumer classification. Historically, however, the mainland Virginia system's peak electric demand is in the winter months, while the Delmarva Peninsula system's peak electric demand is in the summer months. While there is little variance between its summer and winter peak electric demands, Old Dominion, representing both areas, typically has experienced a slightly higher peak demand for power in the winter months. This peak is due to the winter heating load, which reflects the large residential component of Old Dominion's total load. The mainland Virginia system represented 80% of Old Dominion's 2000 peak demand, which occurred in January.

                                  THE MEMBERS

Territorial Integrity

     The service territory of Old Dominion's Members ranges from the suburban Washington D.C. area in northern Virginia to the Atlantic shore of Delaware, the Appalachian Mountains, and the North Carolina border. Pursuant to statutes in Virginia and Delaware and an order of the MPSC, each of the Members operating in those states has been granted an exclusive service territory, certificated by its respective state commission. Until recently, a Member's certificated service territory could not be changed, nor could customers in such territories change electric suppliers, unless the applicable state commission determined that the service provided by the certificated Member was inadequate. For a discussion of recent legislative and regulatory actions, which may eliminate these certificated service territories, see "Competition and Changing Regulations."

     Subject to statutory limitations, a municipality operating an electric system can expand into a Member's service territory by annexing a portion thereof. The small number of municipally-owned electric systems in close proximity to the Members' service territories and the statutory limitations on annexation limit the threat to Old Dominion's Members. Moreover, Old Dominion's Members would be entitled to compensation in the event any of their territory was annexed. Virginia currently has a statutory moratorium on non-consensual annexation by a city, which is scheduled to expire on July 1, 2003.

Contracts with SEPA

     In addition to power purchased from Old Dominion under their wholesale power contracts, certain Members receive a power allocation from SEPA. The total SEPA allocation to such Members is 84 MW plus associated energy, representing approximately 4.6% of total Member peak demand and approximately 1.5% of total Member energy requirements in 2000. SEPA energy is dependent on water availability. When water availability is low, the percentage of total Member energy represented by SEPA is lower. Each Member that purchases power from SEPA receives its allotment directly from SEPA and pays SEPA directly for such power.

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

Power Purchases under PURPA

     In addition to purchases from Old Dominion and SEPA, the Members are also required to purchase power from QFs under PURPA. Purchases of power generated by QFs constituted less than 1.0% of Old Dominion's energy requirements in 2000. In accordance with FERC regulations, purchases from QFs must be made at avoided costs. Although the Members are required to purchase power from QFs, such power is currently being resold to Old Dominion at a rate not to exceed Old Dominion's avoided costs. The costs are blended into Old Dominion's overall rates charged to all Members. Under the wholesale power contracts, Old Dominion may, at its option, but is not obligated to, purchase this power. No determination has been made as to whether the current arrangement will apply to power that Members may be required to purchase from QFs in the future.

Cooperative Structure

     Old Dominion is a membership corporation, and the Members are not subsidiaries of Old Dominion. The Members operate their independent systems on a not-for-profit basis. The Members' retained net margins constitute patronage capital of the Members' consumers. Refunds of accumulated patronage capital to the individual consumers are made from time to time on a patronage basis subject to each Member's policies and in conformity with limitations contained in the Member's mortgage with the Rural Utilities Services or other lenders.

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

     During 2000, North Anna provided approximately 18.9% of the energy requirements of Old Dominion. For statistics regarding North Anna's performance for the three year period ended December 31, 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses."

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

     During 2000, Clover provided approximately 36.7% of the energy requirements of Old Dominion. In accordance with the Clover Operating Agreement, Old Dominion is required to sell any excess of its share of the energy from Clover to Virginia Power. However, in light of recent deregulation initiatives in Virginia, Old Dominion and Virginia Power have agreed that the Clover Operating Agreement will have to be restructured prior to January 1, 2002, to permit Old Dominion to sell its excess energy from Clover to others as well as to Virginia Power on changed terms. For statistics regarding Clover's performance for the year ended December 31, 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses."

Purchased Power

     Market forces and the development of independent system operators ("ISO") and power pools influence the structure of new power supply contracts. Within PJM, Old Dominion's contracts reflect the need to have capacity (either owned generation or purchase contracts) to meet load. In order to supply energy, Old Dominion purchases energy from the market or utilizes the PJM power pool when economical. In Virginia, demand and energy requirements contracts are provided principally by Virginia Power, American Electric Power, and Allegheny Power, although energy may be displaced under the Virginia Power Amended and Restated Interconnection and Operating Agreement ("I&O Agreement"), as accepted by FERC on March 11, 1998.

     Old Dominion's current long-term purchase power contracts are structured to expire during the same timeframes that competition commences in Virginia, Maryland, and Delaware. As retail choice occurs, it will be more difficult to project future sales requirements. Uncertainties in projecting load growth in the Member service territories, current customers opting to choose other suppliers, and the obligation of providing default supplier service to customers who may choose to return during the transition periods developed by each state create the need for power supply flexibility. Old Dominion has determined that the most cost effective long-term means of meeting its requirements is to build peaking capacity to meet its capacity requirements and energy needs when economical and rely on the market to supply the remaining energy. Market energy purchases are comprised of a changing portfolio of spot market and term contracts. This strategy will allow Old Dominion to supply its Member requirements and load growth, and sell any excess capacity and energy into the market. This flexibility does expose Old Dominion to some degree of market price risk for required energy purchases, but only to the extent that energy cannot be supplied by its peaking units.

     In 2000, Old Dominion purchased approximately 44.4% of its total energy requirements. These energy requirements are in excess of Old Dominion's owned generation and were principally provided by Virginia Power, American Electric Power, and Allegheny Power through purchase power contracts; Reliant Energy through short-term market energy contracts; and spot purchases from the PJM power pool and other marketers. Generally, under the Virginia Power contract, Old Dominion's energy purchases expand and contract to fill the incremental requirements of its Virginia mainland Members over that provided by Old Dominion's owned generation. Old Dominion's capacity needs are met through its ownership interests in Clover and North Anna, and through purchases from Virginia Power, PSE&G, Conectiv, American Electric Power, Allegheny Power, and Pennsylvania Power and Light ("PPL"). Details of the individual contracts are supplied below.

     Virginia Power. Under the terms of the I&O Agreement, Virginia Power has agreed to sell to Old Dominion reserve capacity and energy for North Anna and Clover. Old Dominion will purchase its reserve capacity requirements for North Anna and Clover from Virginia Power for the term of the I&O Agreement, which expires on the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date upon which Old Dominion's interest in North Anna is reduced to zero. Through the end of 2001, Virginia Power has the obligation to provide Old Dominion's entire monthly supplemental and peaking demand and energy requirements to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. Under the terms of the I&O Agreement, Old Dominion will purchase from Virginia Power half of its supplemental requirements in 2002 and none of its supplemental requirements in 2003. Old Dominion will continue to purchase its peaking requirements from Virginia Power through 2003.

     Beginning January 1, 2000, energy pricing for the peaking portion of Virginia Power purchases changed from the Virginia Power system average cost to a charge that reflects Virginia Power's owned combustion turbine costs. As noted previously, Old Dominion has the right to displace those purchases if more economical power is available from other sources.

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

     PSE&G. Old Dominion has an agreement with PSE&G ("PSE&G Agreement") to purchase 150 MW of capacity, consisting of 75 MW intermediate and/or peaking capacity and 75 MW base load capacity, as well as reserves and associated energy, through 2004. The PSE&G Agreement contains fixed capacity charges for the base, intermediate, and peaking capacity to be provided under the agreement. However, either party can (within certain limits) apply to FERC to recover changes in certain costs of providing services. In the event of a change in rate, the party adversely affected may terminate the PSE&G Agreement, with one-year notice. Old Dominion may purchase the energy associated with the PSE&G capacity from PSE&G or other power suppliers. If purchased from PSE&G, the energy cost is based on PSE&G's incremental cost above its native load, taking into account PJM pool energy transactions. If purchased from other power suppliers, Old Dominion pays a negotiated energy rate. In 2000, Old Dominion purchased most of its energy requirements from the short-term markets.

     Conectiv. Until December 1, 1999, Old Dominion had a partial requirements agreement with Conectiv which obligated Conectiv to provide the balance of Old Dominion's power requirements for its three Members east of the Chesapeake Bay in excess of the 150 MW purchased from PSE&G and a 60 MW capacity contract with Conectiv/Pennsylvania Power & Light.

     In 1999, Old Dominion renegotiated its partial requirements contract with Conectiv for the period December 1, 1999 through August 31, 2001. Under this agreement, Conectiv will provide 200 MW of capacity credits to Old Dominion for the term of the agreement. Old Dominion exercised an option under the agreement to purchase an additional 20 MW of capacity credits effective January 1, 2001, through the remaining term of the contract. There is no commitment to provide energy under the contract, and Old Dominion utilized short-term energy contracts and spot market purchases to supply the energy requirements.

     Due to transmission import limitations into the Delmarva Peninsula, Old Dominion paid approximately $12.0 million in congestion costs during 2000. These costs were incurred under the PJM ISO rules when higher cost generation must be run due to transmission contingencies or outages.

     American Electric Power. Old Dominion purchases power from American Electric Power pursuant to two agreements, each with an initial term that expires in 2001. Combined, the agreements allow for purchases of up to 100 MW a year. A third agreement provides for purchases of an additional eight MW. Charges for power are assessed according to American Electric Power's wholesale rate tariff filed with FERC. Each of the agreements will remain in effect unless a three year written notice is given by either party. In November 2000, American Electric Power provided that notice to Old Dominion, requesting that the contract expire as of November 2003.

     Allegheny Power. Old Dominion entered into a five-year fixed price full requirements contract with Allegheny Power beginning January 1997. Transmission service is supplied under Allegheny Power's open access transmission tariff.

    Other. Old Dominion also purchased a portion of its energy requirements from the short-term markets and the spot market. These purchases represent the purchasing strategies associated with the changing contracts and the ability to displace energy under existing contracts. These strategies, however, are not without risk. To mitigate the risks, Old Dominion is attempting to match its energy purchases with its energy needs and is purchasing energy in advance to mitigate spot market risk. Additionally, Old Dominion has developed policies and procedures to manage the risks in the changing business environment and in March 2001, became an equity owner in ACES Power Marketing, LLC ("APM"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events" for a discussion of the services to be provided by APM.

    In September 1999, Old Dominion issued a Request for Proposals ("RFP") to replace the current power supply contracts that expire during the period September 1, 2001 through December 31, 2004. The RFP, issued in accordance with the VSCC competitive bidding rules, requested various blocks of supply to coincide with the timing and capacity and energy needs of each contract. Old Dominion also developed detailed cost estimates for peaking units that it identified as a utility build option. The estimates were submitted to the VSCC but were not made available to potential bidders.

    Bids were received and evaluated and the results were presented to Old Dominion's Board of Directors. Old Dominion's build option was deemed to be the most economical solution for supplying the longer term needs identified in the RFP. The RFP recognized that Old Dominion will not be able to construct its build option prior to the contracts' expiration dates, accordingly, Old Dominion negotiated an interim contract with Williams Company to provide capacity and an option to purchase energy through May 2002 for the PJM area and through May 2003 for the Virginia mainland area. Old Dominion continues to evaluate the short-term capacity and energy markets as compared to a power contract for filling the remaining interim needs in 2002 and 2003.

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

    Other Transmission Systems. Allegheny Power, in its power sales contract with Old Dominion, has agreed to transmit power pursuant to Allegheny Power's open access transmission tariff. In addition, the power purchase contracts between American Electric Power and Old Dominion require American Electric Power to transmit power to three delivery points in the service territory of Southside Electric Cooperative. These transmission arrangements may change as the companies become part of an ISO as directed by FERC.

    In December 1999, FERC issued Order 2000 concerning regional transmission organizations. This order has no direct effect on Old Dominion.

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

    Coal Supply. Under the Clover Operating Agreement between Old Dominion and Virginia Power, Virginia Power has the authority and responsibility to procure coal for Clover. Virginia Power employs both spot purchases and long-term contracts to support its needs for coal. Virginia Power anticipates that sufficient supplies of coal will be available at reasonable prices, but market prices and price volatility will be higher.

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

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                Not Applicable

                        ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical information relating to the financial condition and results of operations of Old Dominion over the past five years:

                                                   Year Ended December 31,
                                 -----------------------------------------------------------
                                   2000        1999         1998         1997        1996
                                 ---------    --------    ---------   ---------    ---------
                                               (in thousands except ratios)
Statement of Operations Data:

Operating Revenues               $ 422,031    $390,060    $ 364,221   $ 358,505    $ 366,909
Operating Margin                    44,696      53,325       66,195      72,336       67,780
Net Margin                           8,229       9,839       12,094      12,799       12,240

Margins for Interest Ratio/(1)/       1.20        1.20         1.20        1.20         1.20

___________________
/(1)/ Under the Indenture (as hereinafter defined), Old Dominion is required, subject to regulatory approval, to establish and collect rates which are reasonably expected to yield Margins for Interest ("MFI") for the 12-month period commencing with the effective date of such rates equal to at least 1.20 times total interest charges during such 12-month period on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture (the "MFI Ratio"). The MFI Ratio is determined by dividing Old Dominion's MFI by its Interest Charges (as hereinafter defined) where: MFI is defined as the sum of (i) net margins for the period, plus (ii) Interest Charges and accruals for Federal and other taxes imposed on income, minus (iii) the amount, if any, by which certain non-operating margins otherwise includable in net margins exceed 60% of such net margins. Interest Charges are defined as the total interest charges (whether capitalized or expensed) of Old Dominion on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture, including amortization of debt discount and expense or premium.

                                                                      Year Ended December 31,
                                                 -------------------------------------------------------------------
                                                     2000            1999          1998         1997          1996
                                                 -----------     ----------    ----------   ----------    ----------
                                                                     (in thousands except ratios)
Balance Sheet Data:

Electric Plant:
    In service, net                              $   601,300     $  686,508    $  753,375   $  798,383    $  824,455
    Construction work in progress                     47,598         13,023        13,591       12,701        11,106
                                                 -----------     ----------    ----------   ----------    ----------
    Net electric plant                               648,898        699,531       766,966      811,084       835,561
Investments                                          246,730        262,024       211,044      191,611       183,429
Other Assets                                         114,944         88,957       148,534      127,561       137,356
                                                 -----------     ----------    ----------   ----------    ----------
       Total Assets                              $ 1,010,572     $1,050,512    $1,126,544   $1,130,256    $1,156,346
                                                 ===========     ==========    ==========   ==========    ==========

Capitalization:
    Patronage capital/(1)/                       $   224,598     $  216,369    $  206,530   $  197,552    $  184,753
    Accumulated other
         comprehensive income                           (256)        (2,316)          697          344             -
    Long-term debt                                   449,823        509,606       584,630      605,878       664,490
                                                 -----------     ----------    ----------   ----------    ----------
       Total capitalization                      $   674,165     $  723,659    $  791,857   $  803,774    $  849,243
                                                 ===========     ==========    ==========   ==========    ==========
Equity Ratio/(2)/                                       33.3%          29.9%         26.1%        24.6%         21.8%
                                                       =====          =====         =====        =====         =====

-------------------
(1) In December 1997, Old Dominion's Board of Directors approved the retirement of $3.1 million of patronage capital, which was distributed in February 1998.

(2) Equity ratio equals patronage capital divided by total capitalization. The equity ratio increased from 1999 to 2000 because of the purchase of $33.3 million of outstanding debt, the payment of $28.5 million of debt principal, and the addition of $8.2 million in net margin to patronage capital. The equity ratio increased from 1998 to 1999 because of the purchase of $49.3 million of outstanding debt, the payment of $28.5 million of debt principal and the addition of $9.8 million in net margin to patronage capital.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to matters that could have an impact on future operations of Old Dominion. These statements, based on expectations and estimates of management, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to: general business conditions, competition, federal and state regulations, environmental issues, Old Dominion's tax status, industry restructuring, and weather. Given these uncertainties, undue reliance should not be placed on such forward-looking statements.

General

    Old Dominion operates on a not-for-profit basis and, accordingly, seeks to generate revenues sufficient to recover its cost of service and margins sufficient to establish reasonable reserves and meet financial coverage requirements. Revenues in excess of expenses in any year are designated as net margins in Old Dominion's Consolidated Statements of Revenues, Expenses and Patronage Capital. Retained net margins are designated in Old Dominion's Consolidated Statements of Revenues, Expenses and Patronage Capital and Consolidated Balance Sheets as patronage capital, which is assigned to each Member on the basis of patronage. Any distributions are subject to the discretion of the Board of Directors of Old Dominion and to certain restrictions contained in the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion and Crestar Bank, as trustee (as supplemented by ten supplemental indentures thereto, hereinafter collectively referred to as the "Indenture").

    Under a rate formula accepted for filing by the Federal Energy Regulatory Commission ("FERC") in 1992, the rates charged by Old Dominion are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Old Dominion's revenue requirements. The rate methodology uses traditional techniques to allocate costs to capacity and energy in establishing rates to the Members. The formula is intended to permit collection of revenues, which, together with revenues from all other sources, are equal to all costs and expenses recorded on Old Dominion's books, plus an additional 20% of total interest charges, plus additional equity contributions as approved by Old Dominion's Board of Directors. It also provides for the periodic adjustment of rates to recover actual, prudently incurred costs, whether they increase or decrease, without further application to and acceptance by FERC. In accordance with Old Dominion's Strategic Plan Initiative (as discussed hereinafter), 2001 rates approved by the Board of Directors include the recovery of additional depreciation of approximately $57.2 million.

    In order to minimize power costs to Members and provide for uncertainties connected with the establishment of prospective rates, the Board of Directors established a plan ("Margin Stabilization Plan") in 1984 which allows Old Dominion to review its actual cost of service and power sales as of year end and adjust revenues from the Members to take into account actual results and financial coverage requirements. Old Dominion's FERC rate formula allows Old Dominion to recover and refund amounts under the Margin Stabilization Plan. All adjustments, whether increases or decreases, are recorded in the year affected and allocated to Members based on power sales during that year. Such increases or decreases are collected from Members, or offset against amounts owed by the Members, in the succeeding year. Under the Margin Stabilization Plan, Old Dominion reduced revenues from power sales and increased due to Members for 1999 and 1998 in the amount of $7.2 million and $4.4 million, respectively. There was no adjustment to revenues in 2000.

    Under the Indenture, Old Dominion is required, subject to regulatory approval, to establish and collect rates which are reasonably expected to yield margins for interest ("MFI") for the 12-month period commencing with the effective date of such rates equal to at least 1.20 times total interest charges during such 12-month period on all indebtedness secured under the Indenture or by a lien equal or prior to the lien of the Indenture (the "MFI Ratio"). The Indenture limits the amount of certain non-operating margins that may be taken into account in calculating MFI to 60% of net margins. Since 1984, Old Dominion's first full year as an operating utility, Old Dominion's non-operating margins have not exceeded 60% of net margins. Management does not anticipate that such non-operating margins will exceed 60% of net margins in the foreseeable future and also believes that the rate formula described above and the rates and charges established under the wholesale power contracts will enable Old Dominion to achieve such MFI. Old Dominion achieved an MFI Ratio of 1.20 in 2000, 1999, and 1998.

     In accordance with the requirements of Section 501(c)(12) of the Internal Revenue Code of 1986, as amended, Old Dominion must receive at least 85% of its income from its Members in order to maintain its tax-exempt status. The major components of Old Dominion's nonmember income include investment interest, income on the decommissioning fund, interest from deposits associated with two long-term lease transactions, and sales of excess energy to nonmembers. If, in any given year, Member income is less than 85% of total income, Old Dominion would become a taxable entity in that year, which could have a significant impact on results of operations and cash flows. Maintenance of a tax-exempt status is dependent upon many things, several of which are outside of management's control, such as weather-related sales and interest rates. Additionally, a decrease in Member revenues resulting from the effect of deregulation could also cause Old Dominion to lose its tax-exempt status. Management regularly monitors the level of nonmember income to ensure that the tax-exempt status continues. For purposes of determining its tax status, Old Dominion's Member receipts in 2000, 1999, and 1998 were greater than 85% of total gross receipts.

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

     A study was undertaken in late 1999 to assess the status of the SPI and the numerous factors that impact its results. This update considered changes in market rate forecasts, components of Old Dominion's cost of service and deregulation timelines. Additionally, it incorporated the effects of recording accelerated depreciation. As a result of this study the targeted collection amount of $330.0 million was reduced to $241.0 million. Old Dominion will continue to evaluate the various factors that impact the results of the SPI, monitor its progress, and, upon approval from its Board of Directors, adjust the SPI as necessary to achieve its objective.

     To date, Old Dominion has collected $141.8 million ($65.0 million, $45.4 million, and $31.4 million in 2000, 1999, and 1998, respectively) toward the revised SPI target of $241.0 million. Rates approved by the Board of Directors for 2001 include the recovery of additional depreciation of approximately $57.2 million. Old Dominion anticipates collecting the remaining $99.2 million over the next three years to fulfill its SPI goal.

     In conjunction with the SPI, Old Dominion has purchased a total of $82.5 million of its higher cost debt, $33.3 million in 2000. In February 2001, Old Dominion purchased an additional $1.6 million of its outstanding debt.

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

     Sales to nonmembers represent sales of excess purchased energy and sales of excess energy from the Clover Power Station ("Clover"). Excess purchased energy is sold to the Pennsylvania-New Jersey-Maryland Interconnection, LLC ("PJM") power pool. Excess energy from Clover is sold to Virginia Electric and Power Company ("Virginia Power") pursuant to the requirements of the Clover Operating Agreement. In light of deregulation initiatives in Virginia, Old Dominion and Virginia Power have agreed that the Clover Operating Agreement will have to be restructured prior to January 1, 2002, to permit Old Dominion to sell its excess energy from Clover to others as well as to Virginia Power on changed terms.

     Old Dominion's energy sales to its Members, Member revenues, and average power cost for the past three years were as follows:

                                                                   Average
           Year Ended                                               Member
           December 31,           Sales          Revenues            Cost
           ------------         ---------       ----------        ----------
                                 (MWh)         (In millions)       ($/MWh)

             2000               8,986,840         $414.9           $46.17
             1999               8,424,048          389.0            46.17
             1998               7,933,881          363.4            45.81

     The average power cost to Members is based on the blended cost of power from all Old Dominion resources. Old Dominion's average cost per MWh fluctuates inversely with the level of generation from the North Anna Nuclear Power Station ("North Anna") and Clover.

     The following table summarizes the increases/(decreases) in operating revenues by component for the past three years:

                                                       Year Ended December 31,
                                                ----------------------------------
                                                 2000          1999          1998
                                                --------     --------      -------
                                                           (in thousands)
     Sales to Members:
        Power sales volume                      $ 22,817     $ 25,536      $ 8,294
        Blended rates                            (14,031)      (7,453)      (8,546)
        Fuel adjustment revenues                   9,983       10,291        1,924
        Margin Stabilization Plan adjustment       7,200       (2,838)       3,638
                                                --------     --------      -------
                                                  25,969       25,536        5,310
     Sales to Nonmembers                           6,002          303          406
                                                --------     --------      -------
                                                $ 31,971     $ 25,839      $ 5,716
                                                --------     --------      -------

     Hot weather in the second quarter and cold weather in the fourth quarter combined with an increase in the fuel adjustment rate caused by rising energy costs increased Member revenues in 2000 as compared to 1999 despite a 4.0% reduction in the demand rate effective April 1, 2000. The increase in nonmember revenues as compared to 1999 resulted from the sale of excess purchased energy to PJM.

     The increase in 1999 operating revenues as compared to 1998 is primarily due to the cold weather in the first quarter and the hot weather in the third quarter of 1999 combined with an increase in the fuel adjustment rate caused by rising energy costs.

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

Heating and cooling degree days for 2000 and 1999 were as follows:

                                                   2000       1999     Normal
                                                  ------     ------   --------

             Cooling degree days                  1,260      1,441      1,604
             Percentage change compared to
               prior year                        (12.54)%    (9.57)%
             Heating degree days                  3,879      3,475      3,491
             Percentage change compared to
               prior year                         11.61%      8.76%

     While cooling degree days were lower in 2000 than in 1999, Old Dominion experienced more severe temperatures in 2000 which had the effect of increasing comparative sales and purchase volumes.

     Because of the elimination of the gross receipts tax in Virginia, Old Dominion's Board of Directors approved a 1.3% reduction in the demand rate effective January 1, 2001. Additionally, consistent with Old Dominion's Strategic Plan Initiative, the Board of Directors approved an additional 8.0% reduction in the demand rate effective April 1, 2001. Old Dominion plans no change in the base energy rate for the 2001 rate year. However, the fuel adjustment rate is periodically adjusted to reflect over or under recovery of fuel expenses.

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

     When either North Anna or Clover is off-line, Old Dominion must purchase replacement energy from either Virginia Power, which is more costly, or the market, which may be more or less costly. As a result, Old Dominion's operating expenses, and therefore its rates to its Members, are significantly affected by the operations of North Anna and Clover.

     North Anna and Clover capacity factors for the past three years were as follows:

                          North Anna                          Clover
                   ----------------------------    ----------------------------
                    Year Ended December 31,          Year Ended December 31,
                   ----------------------------    ----------------------------
                    2000       1999       1998       2000       1999       1998
                   ------     ------     ------    -------     ------    -------
     Unit 1         92.0%     103.8%      92.3%      88.4%      82.3%      85.7%
     Unit 2        101.8       91.4       90.2       90.3       84.7       72.5
     Combined       96.9       97.6       91.3       89.4       83.5       79.1


     North Anna Unit 1 ran for 522 consecutive days before it began a scheduled refueling outage on March 12, 2000. The Unit was returned to service on April 8, 2000, four days ahead of schedule. The unit also experienced minor unscheduled outages during the year. At December 31, 2000, Unit 1 had been on-line for 234 consecutive days. North Anna Unit 2 experienced only minor unscheduled outages during the year. At December 31, 2000, Unit 2 had been on-line for 271 consecutive days.

     There were no significant unplanned outages at North Anna during 1999. Unit 2 was removed from service in mid-September for a scheduled refueling.

     Clover Unit 1 was off-line for 15 days in April 2000 for a scheduled maintenance outage. The unit also experienced minor unscheduled outages during the year. At December 31, 2000, Unit 1 had been on-line for 215 consecutive days. Clover Unit 2 experienced only minor outages during the year. At December 31, 2000, Unit 2 had been on-line for 141 consecutive days.

     During the summer of 1999, Clover experienced very low water flow due to continued drought conditions in Virginia. As a result, the units operated to meet peak loads during the day; however, beginning on August 7, 1999, the load at night was reduced on each unit to 150 MW in order to conserve water. On August 27, 1999, the units were released for full operations.

     In addition to power generated at Clover and North Anna, Old Dominion purchases power from Virginia Power, Public Service Electric & Gas Company ("PSE&G"), Conectiv Energy ("Conectiv"), Pennsylvania Power & Light ("PPL"), and others. Old Dominion's energy supply for the past three years was as follows:

                                                              Year Ended December 31,
                                                      ------------------------------------------
                                                         2000             1999           1998
                                                      ----------      ----------      ----------
                                                                         (MWh)
     Generated:
         Clover                                        3,428,357       3,198,062       3,028,740
         North Anna                                    1,767,053       1,775,915       1,659,167
                                                      ----------      ----------      ----------
           Total Generated                             5,195,410       4,973,977       4,687,907
                                                      ----------      ----------      ----------
     Purchased:
         Virginia Power                                1,942,575       1,694,685       1,599,006
         Delmarva area (PSE&G, Conectiv Energy,
           Conectiv/PPL)                               1,198,195       1,436,079       1,624,444
         Other                                         1,002,435         623,015         280,420
                                                      ----------      ----------      ----------
           Total Purchased                             4,143,205       3,753,779       3,503,870
                                                      ----------      ----------      ----------
              Total Available Energy                   9,338,615       8,727,756       8,191,777
                                                      ==========      ==========      ==========


     Market forces influence the structure of new power supply contracts. Within PJM, Old Dominion's contracts reflect the need to have capacity (either owned generation or purchase contracts) to meet load. For supplying energy, Old Dominion purchases energy from the market or utilizes the PJM power pool when economical. In Virginia, demand and energy requirements contracts are provided principally by Virginia Power, American Electric Power, and Allegheny Power, although energy may be displaced under the I&O Agreement.

    Old Dominion's purchase power contracts are structured to expire during the same timeframes that competition commences in Virginia, Maryland, and Delaware. As retail choice occurs, it will be more difficult to project future sales requirements. Uncertainties in projecting load growth in the Member service territories, current customers opting to choose other suppliers, and the obligation of providing default supplier service to customers who may choose to return during the transition periods developed by each state create the need for power supply flexibility. Old Dominion has determined that the most cost effective means of meeting its requirements is to build peaking capacity to meet its capacity requirements and energy needs when economical and rely on the market to supply the remaining energy. This strategy will allow Old Dominion to supply its Members' requirements and load growth, while allowing any excess capacity and energy to be sold into the market. This flexibility does expose Old Dominion to some degree of market price risk for required energy purchases, but only to the extent that energy cannot be supplied by the peaking units. A description of Old Dominion's current power purchase contracts and future power supply options is contained in Note 3 to the Consolidated Financial Statements.

2000 Compared to 1999

    Weather, energy prices, and accelerated depreciation recorded under Old Dominion's Strategic Plan Initiative were the primary factors affecting operating expenses in 2000. Extreme temperatures in the second and fourth quarters of 2000 combined with rising energy prices resulted in an increase in purchased power expenses.

    Administrative and general expenses increased in 2000 primarily because of legal and engineering consulting fees related to pre-construction activities for three generating plants. See "Other Matters."

    Depreciation and amortization increased in 2000 because of accelerated depreciation recorded on generation assets in accordance with Old Dominion's Strategic Plan Initiative. At December 31, 2000, Old Dominion had recorded $65.0 million of additional depreciation as compared to $43.7 million in 1999.

    Investment income decreased in 2000 as compared to 1999 because of a decrease in invested cash and cash equivalents resulting from the purchase of $33.3 million and $49.3 million of outstanding debt in 2000 and 1999, respectively, and $39.5 million in deposits made on combustion turbine generators. Additionally, interest rates on investments were lower in 2000.

    Interest on long-term debt decreased in 2000 as compared to 1999 primarily because Old Dominion purchased $49.3 million of its higher cost outstanding debt in 1999 and made scheduled debt principal payments of $28.5 million. Additionally, Old Dominion purchased $33.3 million of its higher cost outstanding debt in 2000.

1999 Compared to 1998

    Weather, energy prices and accelerated depreciation were the primary factors affecting operating expenses in 1999. Extreme temperatures in the first and third quarters of 1999 combined with rising energy prices resulted in an increase in purchased power expenses.

    Administrative and general expenses increased in 1999 primarily because of legal and engineering consulting fees related to the siting and permitting of generating plants. See "Other Matters."

    Depreciation and amortization increased in 1999 because of $43.7 million of accelerated depreciation recorded on generation assets in accordance with Old Dominion's Strategic Plan Initiative. In 1998, Old Dominion accelerated the amortization and recovery in rates of certain other assets, which increased amortization expense by $20.7 million.

     Interest on long-term debt decreased in 1999 as compared to 1998 because of scheduled debt principal payments of $28.5 million and accelerated amortization and recovery in rates of $8.1 million of debt prepayment premiums, both of which occurred in late 1998, and the purchase of $49.3 million of outstanding debt in 1999. The decrease was partially offset by an additional $1.7 million of accelerated amortization and recovery in rates of a debt prepayment premium in 1999.

Liquidity and Capital Resources

     Old Dominion's Strategic Plan Initiative is designed to increase liquidity with the objective of applying approximately $241.0 million to reduce Old Dominion's reliance on debt. In conjunction with the SPI, Old Dominion has purchased a total of $82.5 million of its higher cost debt, $33.3 million in 2000.

     Operating activities continue to be a strong source of cash flows providing $79.5 million, $75.5 million, and $71.8 million in 2000, 1999, and 1998, respectively. In the past three years, operating cash has been sufficient to meet Old Dominion's total cash requirements.

     Financing activities resulted in a net cash outflow in 2000, 1999, and 1998 as Old Dominion used available cash for debt service and to purchase outstanding debt.

     During 2000 and 1999, Old Dominion purchased approximately $33.3 million and $49.3 million, respectively, of its First Mortgage Bonds, 1992 Series A and 1993 Series A. The transactions resulted in a net gain of approximately $0.5 million in 2000 and a net loss of approximately $4.2 million in 1999, including the write-off of original issuance costs. The net gains and losses have been deferred and are being amortized over the life of the remaining bonds.

     During the past three years, Old Dominion refinanced $3.4 million of its First Mortgage Bonds, 1992 Series C, due 1998 through 2000. The refinanced bonds are due in 2002 at interest rates ranging from 4.25% to 5.25%.

     In December 1998, Old Dominion issued $5.0 million of First Mortgage Bonds, 1998 Series B. The bonds have an interest rate of 4.25% and mature in 2002.

     Old Dominion has established unsecured short-term lines of credit to provide additional sources of financing. These include $70.0 million in committed lines of credit, which expire in 2001 and are expected to be renewed and a $15.0 million committed line of credit which expires in 2002 and is expected to be renewed. Old Dominion also has uncommitted short-term borrowing arrangements aggregating $30.0 million. Due to limitations contained in certain of these uncommitted facilities, no more than $85.0 million in total can be outstanding at any time under Old Dominion's committed and uncommitted short-term borrowing arrangements. At December 31, 2000 and 1999, Old Dominion had no short-term borrowings outstanding under any of these arrangements.

     Investing activities in 2000 primarily consisted of the payment of deposits for combustion turbine generators. See "Other Matters." In 1999 and 1998, investing activities mainly consisted of additions to electric plant and other investments.

     Old Dominion's capital improvement requirements are projected based on long-range plans and supporting studies. The following projections are a product of Old Dominion's most recently updated plans, and are subject to continuing review and periodic revision. The table below summarizes Old Dominion's actual and projected capital expenditures, including nuclear fuel, for 1998 through 2003 (in millions):

                                            Actual                           Projected
                                 ------------------------------   --------------------------------
                                  1998        1999        2000       2001        2002        2003
                                 ------      ------      ------     ------      ------      ------
      Clover                     $  0.2      $  0.6      $  2.4     $  1.9      $  2.6      $  1.5
      North Anna                    8.5         6.6         6.8       14.8        12.3        10.0
      Combustion turbines             -           -        39.5      109.7       221.9       223.2
      Diesel generators               -           -           -        6.5         0.8         0.8
      Other                         0.2         0.5         0.7        2.4           -           -
                                 ------      ------      ------     ------      ------      ------
          Total                  $  8.9      $  7.7      $ 49.4     $135.3      $237.6      $235.5
                                 ======      ======      ======     ======      ======      ======

     Old Dominion has entered into contracts to purchase combustion turbines with a total rated capacity of 1,350 MW to be used in generating plants it is planning to construct. In November 2000, Old Dominion obtained a Certificate of Public Convenience and Necessity ("CPCN") from the Maryland Public Service Commission ("MPSC") and all major environmental permits subject to the CPCN conditions for a generation facility to be located in Rock Springs, Maryland. Old Dominion may begin construction as early as May 1, 2001. In October 2000, Old Dominion made application to the Rural Utilities Service ("RUS") for approximately $210.0 million to permanently finance its portion of the cost to construct the Rock Springs facility over the next four years. The timing of the project is intended to coincide with the expiration of power purchase contracts.

     Old Dominion is also developing generation projects in Virginia to replace expiring power purchase contracts in that power supply area and has made application to RUS for approximately $493.0 million to permanently finance its portion of the cost of these projects. These projects are still under development and in the permitting process.

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

     The four states in which Old Dominion's Members operate (Virginia, Maryland, Delaware, and West Virginia) have enacted legislation that addresses deregulation of the electric industry, and that outlines a process by which electric utilities within their jurisdiction, including cooperatives, will transition to competition. The individual deregulation plans adopted by the Virginia, Maryland and Delaware legislators are similar. In all three states, previously regulated electric utilities must unbundle the component parts of generation, transmission, and distribution. Power transmission and distribution will remain under government regulation; however, power generation will be deregulated and utilities will compete for customers in the open market. The plans of Virginia, Maryland, and Delaware each indicate that cooperatives will remain the default provider of power in their assigned territories, and will retain the metering and billing functions. Each of these plans also provides for recovery of stranded costs over a specified transition period, however the timing of implementation in each state is different. Additionally, each Member is legislatively required to submit a restructuring plan to its respective commission, including its assessment of stranded costs and proposed unbundled rate structure. Specific and unique aspects of each state's legislation are detailed below.

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

                                      Percentage of Old Dominion's Load Sales
                                      ---------------------------------------
                                             2000      2001      2002-2004
                                             ----      ----      ---------

     Virginia                                  -%        -%       78.8%/(1)/
     Maryland                                  -       9.5/(2)/      -/(2)/
     Delaware                                0.6      11.5        11.5
     West Virginia                             -         -         0.2
                                          ------     -----       -----
         Old Dominion's Total System         0.6%     21.2%      100.0%
                                          ======     =====       =====

__________________

(1) The opportunity for Virginia consumers to shop will be phased in between January 1, 2002 and January 1, 2004 in accordance with a schedule that is to be developed by the VSCC (as hereinafter defined).

(2) Old Dominion's Maryland Member volunteered to offer customer choice by July 1, 2001.

     Virginia. On March 25, 1999, the governor of Virginia signed into law comprehensive electric utility restructuring legislation. The legislation provides for retail choice to be phased in between January 1, 2002 and January 1, 2004 in accordance with a schedule that is to be developed by the Virginia State Corporation Commission ("VSCC"). By January 1, 2001, each utility was required to submit to the VSCC its plan for functional separation.

     The deregulation plan calls for capping rates from January 1, 2002 to July 1, 2007. The rates were capped at the levels in effect on July 1, 1999; however, a utility could petition the VSCC for an increase in rates prior to January 1, 2001. Additionally, the VSCC may adjust capped rates to facilitate a utility's recovery of fuel costs. During this transition period, utilities may collect stranded costs through operation of the capped rates and a wires charge that will be applied to all customers that choose an alternative power supplier.

     Maryland. On April 8, 1999, the governor of Maryland signed into law restructuring legislation requiring a three-year phase-in of retail competition beginning with investor-owned utilities on July 1, 2001. The phase-in is to be completed by July 1, 2003, at which time all customers will be able to choose their electric supplier. The legislation calls for a 3.0% to 7.5% rate reduction for non-cooperative residential customers upon commencement of competition; however, no such rate reduction is required for cooperative customers. Rates for all customers are to be frozen for four years from the date of the commencement of competition.

     The same law required the cooperatives in Maryland to present to the MPSC a plan whereby all cooperative customers will have choice by July 1, 2003. Old Dominion's Maryland Member, Choptank Electric Cooperative ("Choptank"), made such a filing in July 1999. In this filing, Choptank requested recovery of its stranded costs and volunteered to offer choice to all of its customers on July 1, 2001. On July 21, 2000, Choptank, the staff of the MPSC, and the Maryland Office of People's Counsel jointly filed with the MPSC an Agreement of Stipulation and Settlement ("Stipulation") that incorporated stranded cost recovery for Choptank. No parties to the Stipulation objected to its terms or conditions. On October 18, 2000, a hearing was held before the commissioners of the MPSC, wherein the commissioners were asked to accept the Stipulation. Choptank is awaiting the final order regarding the matter.

     Delaware. On March 31, 1999, the governor of Delaware signed into law legislation requiring a phase-in of retail competition beginning October 1, 1999, for customers of the state's investor-owned electric utility, Conectiv, and beginning April 1, 2000, for the customers of Delaware Electric Cooperative ("DEC"), Old Dominion's Delaware Member. The customers of DEC that were given the option to shop for power during 2000 accounted for less than 1.0% of Old Dominion's total load sales. To date, none of these customers has changed to an alternative power supplier. All customers of DEC, representing approximately 11.5% of Old Dominion's total load sales, will have the option of choosing their power supplier by April 1, 2001.

     Rates for Conectiv's residential customers were reduced 7.5% effective October 1, 1999, and will remain frozen at those levels through September 30, 2003. Rates for Conectiv's non-residential customers are to remain frozen at their October 1, 1999 levels through September 30, 2002. DEC's customers' rates are to be frozen at current levels through March 31, 2005.

     The Delaware legislation required that DEC file a restructuring and rate unbundling plan, including any proposed collection of DEC's stranded costs. DEC filed such a plan in September 1999. Old Dominion intervened in this proceeding to represent the interest of all of its Members. On February 28, 2000, the Delaware Public Service Commission ("DPSC") issued its order in response to the filing. On April 25, 2000, the DPSC issued its final opinion and order affirming its preliminary order. The order indicates that it is the determination of the DPSC that DEC has no stranded costs and therefore cannot collect such costs from those customers who choose an alternative power supplier.

     West Virginia. On March 11, 2000, the West Virginia legislature adopted a restructuring plan into law that implements customer choice on January 1, 2001, or a later date established by the state commission. Passage of a second resolution during the 2001 legislative session was necessary for the deregulation plan to proceed. However, during the 2001 session, lawmakers voted to continue to study deregulation and delay implementation.

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

Future Issues

Utility Operations

     In 1998, the NRC amended its nuclear decommissioning financial assurance requirements to limit the use of the sinking fund method to only that portion of a licensee's collections for decommissioning that is recovered through either traditional cost of service rate regulation or through non-bypassable charges. Old Dominion's decommissioning collections are recovered through cost of service rate regulation.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments, including those embedded in other contracts, be recorded as either assets or liabilities at fair value. Any changes in value should be reported currently in earnings, unless the derivative instrument is specifically designated as a hedge and meets certain accounting criteria required for such designation. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment to FASB Statement No. 133," which further clarifies certain SFAS No. 133 implementation issues. Old Dominion has reviewed and evaluated its contracts to determine applicability of SFAS No. 133 and believes the impact of adopting SFAS No. 133 and No. 138 will not be material to its financial position or results of operations.

Subsequent Event

     In March 2001, Old Dominion became an equity owner in ACES Power Marketing LLC ("APM"). Old Dominion intends to use APM to provide risk management and wholesale trade execution services related to its entire power supply portfolio.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Old Dominion is exposed to market risk, including changes in interest rates and equity and market prices. Interest rate risk is generally associated with Old Dominion's outstanding debt and trust-issued securities. Old Dominion is also subject to interest rate risk, as well as, equity price risk as a result of its nuclear decommissioning trust investments in debt and equity securities.

Interest Rate Risk

     Old Dominion uses both fixed and variable rate debt as sources of financing. The following table illustrates financial instruments that are held or issued by Old Dominion at December 31, 2000, and are sensitive to interest rate changes:

                                                                                               At December 31,
                                                                                   --------------------------------------
                                            Expected Maturity Value                       2000               1999
                                  ----------------------------------------------   -------------------  -----------------
                                                                         There-                  Fair              Fair
                                   2001      2002      2003     2004      after      Total      Value    Total    Value
                                  ------    ------    ------   ------    -------   --------   --------  -------  --------
                                                           (in millions, except percentages)
Liabilities - Fixed rate
    Taxable bonds                  $28.2     $28.2     $20.9    $20.8     $390.8     $488.9    $507.5    $550.3   $557.9

      Average interest rate          8.2%      8.2%      8.2%     8.2%       8.0%

    Tax-exempt bonds               $ 1.3     $10.7     $ 1.4    $ 1.5     $ 50.3     $ 65.2    $ 65.9    $ 65.2   $ 64.8

      Average interest rate          6.2%      6.2%      6.4%     6.4%       6.7%

Liabilities - Variable rate
    Tax-exempt bonds               $ 1.1     $   -     $   -    $   -     $  6.7     $  7.8    $  8.2    $  8.2   $  8.2

      Average interest rate          3.0%                                    2.9%


Equity Price Risk

Old Dominion is exposed to price fluctuations in equity markets with respect to certain of its investments. At December 31, 2000, Old Dominion's equity investments totaled approximately $38.5 million.

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

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       CONSOLIDATED FINANCIAL STATEMENTS
                                     INDEX


                                                                                        Page
                                                                                       Number
                                                                                       ------
Report of Independent Accountants.................................................        24
Consolidated Balance Sheets.......................................................        26
Consolidated Statements of Revenues, Expenses and Patronage Capital...............        27
Consolidated Statements of Comprehensive Income...................................        27
Consolidated Statements of Cash Flows.............................................        28
Notes to Consolidated Financial Statements........................................        29

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors
Old Dominion Electric Cooperative

We have audited the accompanying consolidated balance sheet of Old Dominion Electric Cooperative as of December 31, 2000, and the related consolidated statements of revenues, expenses and patronage capital, comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Electric Cooperative at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Richmond, Virginia
March 2, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors
Old Dominion Electric Cooperative

In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of revenues, expenses and patronage capital, comprehensive income and cash flows for each of the two years in the period ended December 31, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of Old Dominion Electric Cooperative ("the Cooperative") at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of the Cooperative for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
March 10, 2000

OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED BALANCE SHEETS
As of December 31, 2000 and 1999

(In thousands)                                                                  2000               1999
--------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------
Electric Plant:
  In service                                                              $  900,290         $  889,392
  Less accumulated depreciation                                             (304,588)          (209,865)
                                                                          ----------       ------------
                                                                             595,702            679,527
  Nuclear fuel, at amortized cost                                              5,598              6,981
  Construction work in progress                                               47,598             13,023
                                                                          ----------       ------------
     Net Electric Plant                                                      648,898            699,531
                                                                          ----------       ------------
Investments:
  Nuclear decommissioning trust fund                                          60,530             54,159
  Lease deposits                                                             131,364            125,845
  Other                                                                       54,836             82,020
                                                                          ----------       ------------
      Total Investments                                                      246,730            262,024
                                                                          ----------       ------------
Current Assets:
  Cash and cash equivalents                                                   20,259             25,088
  Receivables                                                                 46,769             34,044
  Fuel, materials and supplies, at average cost                               10,236              9,312
  Prepayments                                                                  1,508              2,244
  Deferred energy                                                             15,376                  -
                                                                          ----------       ------------
     Total Current Assets                                                     94,148             70,688
                                                                          ----------       ------------
Deferred Charges                                                              20,796             18,269
                                                                          ----------       ------------
        Total Assets                                                      $1,010,572         $1,050,512
                                                                          ==========       ============

CAPITALIZATION AND LIABILITIES
---------------------------------------------
Capitalization:
  Patronage capital                                                       $  224,598         $  216,369
  Accumulated other comprehensive income                                        (256)            (2,316)
  Long-term debt                                                             449,823            509,606
                                                                          ----------       ------------
     Total Capitalization                                                    674,165            723,659
                                                                          ----------       ------------
Current Liabilities:
  Long-term debt due within one year                                          30,488             29,700
  Accounts payable                                                            29,091             18,886
  Due to Members                                                              20,912             28,752
  Deferred energy                                                                  -              3,263
  Accrued expenses                                                             6,849              6,770
                                                                          ----------       ------------
     Total Current Liabilities                                                87,340             87,371
                                                                          ----------       ------------
Deferred Credits & Other Liabilities:
   Decommissioning reserve                                                    60,530             54,159
   Obligations under long-term leases                                        134,463            129,010
   Other                                                                      54,074             56,313
                                                                          ----------       ------------
      Total Deferred Credits & Other Liabilities                             249,067            239,482
                                                                          ----------       ------------
Commitments and Contingencies (Notes 1, 2, 3,  9, 10, and 13)
                                                                          ----------       ------------
        Total Capitalization and Liabilities                              $1,010,572         $1,050,512
                                                                          ==========       ============
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED STATEMENTS OF REVENUES,
EXPENSES AND PATRONAGE CAPITAL
For The Years Ended December 31, 2000, 1999, and 1998

(In thousands)                                                            2000             1999         1998
-------------------------------------------------------------------------------------------------------------
Operating Revenues:                                                 $  422,031       $  390,060     $364,221
                                                                    ----------       ----------     --------

Operating Expenses:
  Fuel                                                                  49,578           46,045       46,747
  Purchased power                                                      170,428          162,242      149,409
  Operations and maintenance                                            34,855           34,096       33,020
  Administrative and general                                            19,602           18,659       15,071
  Depreciation, amortization, and decommissioning                       94,257           68,015       46,421
  Taxes other than income taxes                                          8,615            7,678        7,358
                                                                    ----------       ----------     --------
    Total Operating Expenses                                           377,335          336,735      298,026
                                                                    ----------       ----------     --------
       Operating Margin                                                 44,696           53,325       66,195
Other Income/(Expense), net                                                323             (152)       1,301
Investment Income                                                        4,091            5,552        4,640
Interest Charges, net                                                  (40,881)         (48,886)     (60,042)
                                                                    ----------       ----------     --------
       Net Margin                                                        8,229            9,839       12,094
Patronage Capital-Beginning of Year                                    216,369          206,530      197,552
Capital Credit Payments                                                      -                -       (3,116)
                                                                    ----------       ----------     --------
Patronage Capital-End of Year                                       $  224,598       $  216,369     $206,530
                                                                    ==========       ==========     ========
------------------------------------------------------------------------------------------------------------



OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2000, 1999, and 1998


(In thousands)                                                   2000            1999         1998
--------------------------------------------------------------------------------------------------
Net Margin                                                 $    8,229      $    9,839     $ 12,094
Other Comprehensive Income:
   Unrealized gain/(loss) on investments                        2,060          (3,013)         697
                                                           ----------      ----------     --------
Comprehensive Income                                       $   10,289      $    6,826     $ 12,791
                                                           ==========      ==========     ========
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2000, 1999, and 1998

(In thousands)                                                                    2000             1999         1998
--------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net margin                                                                $    8,229       $    9,839     $ 12,094
  Adjustments to reconcile net margin to net cash
        provided by operating activities:
     Depreciation, amortization and decommissioning                             94,257           68,015       46,421
     Other non-cash charges                                                      8,514           10,238       17,442
     Amortization of lease obligation                                            9,093            8,725        8,361
     Interest on lease deposits                                                 (8,894)          (8,521)      (8,153)
     Changes in current assets                                                 (28,289)           3,591       (3,554)
     Changes in current liabilities                                             (1,226)         (12,797)        (589)
  Deferred charges and credits                                                  (2,142)          (3,615)        (263)
                                                                            ----------       ----------     --------
         Net Cash Provided by Operating Activities                              79,542           75,475       71,759
                                                                            ----------       ----------     --------

Financing Activities:
  Principal payments and purchases of long-term debt                           (62,683)         (78,427)     (30,116)
  Obligations under long-term lease                                               (265)            (262)        (248)
  Additions to long-term debt                                                    1,190            1,130        6,075
  Payment of capital credits                                                         -                -       (3,116)
                                                                            ----------       ----------     --------
         Net Cash Used in Financing Activities                                 (61,758)         (77,559)     (27,405)
                                                                            ----------       ----------     --------

Investing Activities:
  Lease deposits and other investments                                          29,244          (46,344)      (6,967)
  Electric plant additions                                                     (51,176)          (8,185)      (9,578)
  Decommissioning fund deposits                                                   (681)            (681)        (681)
                                                                            ----------       ----------     --------
         Net Cash Used in Investing Activities                                 (22,613)         (55,210)     (17,226)
                                                                            ----------       ----------     --------
            Net Change in Cash and Cash Equivalents                             (4,829)         (57,294)      27,128
Cash and Cash Equivalents-Beginning of Year                                     25,088           82,382       55,254
                                                                            ----------       ----------     --------
Cash and Cash Equivalents-End of Year                                       $   20,259       $   25,088     $ 82,382
                                                                            ==========       ==========     ========
--------------------------------------------------------------------------------------------------------------------

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

Old Dominion complies with the Uniform System of Accounts prescribed by FERC.
In conformity with accounting principles generally accepted in the United States ("GAAP"), the accounting policies and practices applied by Old Dominion in the determination of rates are also employed for financial reporting purposes.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Actual results could differ from those estimates.

The accompanying financial statements reflect the consolidated accounts of Old Dominion and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Old Dominion's 50% ownership interest in Regional Headquarters, Inc. ("RHI") (Note 11) is recorded using the equity method of accounting.

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

Depreciation, Amortization, and Decommissioning:

Depreciation is based on the straight-line method at rates that are designed to amortize the original cost of properties over their service lives. Depreciation rates, excluding accelerated depreciation associated with Old Dominion's Strategic Plan Initiative ("Strategic Plan Initiative" or "SPI"), for jointly owned depreciable plant balances at the North Anna Nuclear Power Station ("North Anna") were approximately 3.0% in 2000, 3.3% in 1999, and 3.1% in 1998. The depreciation rates, excluding accelerated depreciation associated with the SPI, for jointly owned depreciable plant balances at the Clover Power Station ("Clover") were approximately 2.7% in 2000, 2.8% in 1999, and 2.7% in 1998.

In accordance with the SPI, Old Dominion recorded $65.0 million and $43.7 million of accelerated depreciation on its generation assets in 2000 and 1999, respectively. See Note 13 to the Consolidated Financial Statements. In 1998, $20.7 million of accelerated amortization was recorded on the plant acquisition adjustment to fully amortize the asset.

Old Dominion accrues decommissioning costs over the expected service life of North Anna and makes periodic deposits in a trust fund, such that the fund balance will equal Old Dominion's estimated decommissioning cost at the time of decommissioning. The present value of the future decommissioning cost is credited to the decommissioning reserve; increases are charged to Members through their rates. The estimated cost to decommission North Anna is based on a site-specific study performed by Virginia Electric and Power Company ("Virginia Power") in 1998 and assumes that the plant will be dismantled when it is decommissioned. Old Dominion's portion of the estimated cost to decommission North Anna is expected to be approximately $91.3 million in 1998 dollars. The decommissioning of North Anna is expected to begin at the expiration date of each unit's operating license, which is 2018 and 2020 for North Anna Units 1 and 2, respectively. In the event the assumed return on the trust fund is not earned, management of Old Dominion believes that any additional cost incurred would be recoverable through rates.

Amounts held in the decommissioning trust fund, which equals the decommissioning reserve at December 31, 2000 and 1999, were $60.5 million and $54.2 million, respectively. Annual decommissioning expense, net of earnings on the fund, was $0.7 million in 2000, 1999, and 1998.

In June 2001, Virginia Power plans to file an application with the NRC to renew the operating licenses for North Anna. The renewed licenses would extend the operation of North Anna Units 1 and 2 to 2038 and 2040, respectively.

Nuclear Fuel:

Owned nuclear fuel is amortized on a unit-of-production basis sufficient to fully amortize, over the estimated service life, the cost of fuel plus future storage and disposal costs.

Under the Nuclear Waste Policy Act of 1982, the Department of Energy ("DOE") is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. However, since the DOE did not begin accepting spent fuel in 1998 as specified in its contracts, Virginia Power is providing on-site spent nuclear fuel storage at the North Anna facility. These facilities are expected to be adequate until the DOE begins accepting the spent nuclear fuel.

Allowance for Borrowed Funds Used During Construction:

Allowance for borrowed funds used during construction is defined as the net cost during the construction period of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. Old Dominion capitalizes interest on borrowings for significant construction projects. Interest capitalized in 2000, 1999, and 1998 was $0.3 million, $0.3 million, and $0.4 million, respectively.

Income Taxes:

As a not-for-profit electric cooperative, Old Dominion is currently exempt from federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended. Accordingly, provisions for income taxes have not been reflected in the accompanying consolidated financial statements.

Operating Revenues:

Operating revenues are derived from sales to Members and to nonmembers. Sales to Members consist of power sales pursuant to long-term wholesale power contracts ("wholesale power contracts") that Old Dominion maintains with each of its Members. These wholesale power contracts obligate each Member to pay Old Dominion for power furnished in accordance with rates established by Old Dominion. Power furnished is determined based on month-end meter readings.

Sales to nonmembers represent sales of excess purchased energy and sales of excess energy from Clover. Excess purchased energy is sold to the Pennsylvania-New Jersey-Maryland Interconnection, LLC ("PJM") power pool. Excess energy from Clover is sold to Virginia Power, a related party, under the terms of the contracts between Old Dominion and Virginia Power relating to the construction and operation of Clover ("Clover Agreements").

Deferred Charges:

Certain costs have been deferred based on rate action by Old Dominion's Board of Directors and approval by FERC. These costs will be recognized as expenses concurrent with their recovery through rates. In 1999 and 1998, Old Dominion accelerated the amortization and recovery in rates of debt refinancing premiums in the amounts of $1.7 million and $8.1 million, respectively.

Deferred charges also include costs associated with the issuance of debt. These costs are being amortized using the effective interest method over the life of the respective debt issues.

Deferred Energy:

A deferral method of accounting is used to recognize differences between Old Dominion's actual energy and fuel expenses and energy and fuel revenues collected from its Members. The deferred charge at December 31, 2000, was $15.4 million, which will be recovered from the Members in 2001 in accordance with the tariffs then in effect. The deferred credit at December 31, 1999, of $3.3 million was returned to the Members in 2000 in accordance with the tariffs then in effect.

Investments:

Financial instruments included in the decommissioning fund are classified as available-for-sale, and accordingly, are carried at fair value. Unrealized gains and losses on investments held in the decommissioning fund are deferred as an adjustment to the decommissioning reserve until realized.

Old Dominion's investments in marketable securities, which are actively managed, are classified as available-for-sale and are recorded at fair value. Unrealized gains or losses on other investments, if material, are reflected as a component of capitalization. Investments that Old Dominion has the positive intent and ability to hold to maturity are classified as held-to-maturity and are recorded at amortized cost. Other investments are recorded at cost which approximates market value.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments, including those embedded in other contracts, be recorded as either assets or liabilities at fair value. Any changes in value should be reported currently in earnings, unless the derivative instrument is specifically designated as a hedge and meets certain accounting criteria required for such designation. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment to FASB Statement No. 133," which further clarifies certain SFAS No. 133 implementation issues. Old Dominion believes the impact of adopting SFAS No. 133 and No. 138 will not be material to its financial position or result of operations.

Patronage Capital:

Old Dominion is organized and operates as a cooperative. Patronage capital represents the retained net margins of Old Dominion which have been allocated to its Members based upon their respective power purchases in accordance with Old Dominion's bylaws. Any distributions are subject to the discretion of Old Dominion's Board of Directors and the restrictions contained in the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion and Crestar Bank, as trustee (as supplemented by ten supplemental indentures thereto and hereinafter referred to as the "Indenture"). In December 1997, Old Dominion's Board of Directors approved the retirement of approximately $3.1 million of patronage capital, which was disbursed in February 1998.

Concentrations of Credit Risk:

Financial instruments which potentially subject Old Dominion to concentrations of credit risk consist of cash equivalents, investments, and receivables arising from energy sales to Members and from Virginia Power related to Clover and other transactions. Old Dominion places its temporary cash investments with high credit quality financial institutions and invests in debt securities with high credit standards as required by the Indenture and the Board of Directors. Cash and cash investment balances may exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables arising from energy sales to Members are limited due to the large member consumer base that represents Old Dominion's cooperative Members' accounts receivable. Receivables from Members at December 31, 2000 and 1999 were $44.2 million and $33.9 million, respectively.

Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, Old Dominion considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications:

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.


NOTE 2 - Jointly Owned Plants

Old Dominion owns an 11.6% undivided ownership interest in North Anna, a two-unit, 1,790 MW (net capacity rating) nuclear generating facility, as well as nuclear fuel and common facilities at the power station, and a portion of spare parts, inventory and other support facilities. North Anna is operated by Virginia Power, which owns the balance of the plant. Old Dominion is responsible for 11.6% of all post acquisition date additions and operating costs associated with the plant, as well as a pro rata portion of Virginia Power's administrative and general expenses for North Anna, and must provide its own financing for these items. Old Dominion's portion of assets, liabilities, and operating expenses associated with North Anna are included in the consolidated financial statements. At December 31, 2000 and 1999, Old Dominion had an outstanding accounts receivable balance of $0.9 million and $0.4 million due from Virginia Power for operation, maintenance, and capital investment at the facility.

Old Dominion and Virginia Power each hold a 50% undivided ownership interest in Clover, a two-unit, 882 MW (net capacity rating) coal-fired generating facility operated by Virginia Power. Old Dominion is responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro rata portion of Virginia Power's administrative and general expenses for Clover, and must provide its own financing for these items. Old Dominion's portion of assets, liabilities, and operating expense associated with Clover are included in the consolidated financial statements. At December 31, 2000 and 1999, Old Dominion had an outstanding accounts receivable balance of $2.5 million and 2.1 million, respectively, due from Virginia Power for operation, maintenance, and capital investment at the facility.

Old Dominion's investment in jointly owned plants at December 31, 2000, excluding accelerated depreciation of $108.7 million, was as follows:


                                               North Anna     Clover
                                               ------------   ------
                                        (in millions, except percentages )

     Ownership interest                            11.6%       50.0%
     Electric plant                             $ 354.5      $635.6
     Accumulated depreciation & amortization     (196.7)      (86.9)
     Construction work in progress                  5.0         3.2


Projected capital expenditures for North Anna for 2001 through 2003 are $14.8 million, $12.3 million, and $10.0 million, respectively. Projected capital expenditures for Clover for 2001 through 2003 are $1.9 million, $2.6 million, and $1.5 million, respectively.


NOTE 3 - Power Purchase Agreements

In 2000, 1999, and 1998, North Anna and Clover together furnished approximately 55.7%, 57.0%, and 57.2%, respectively, of Old Dominion's energy requirements. The remaining needs were satisfied through purchases of supplemental power from Virginia Power and other power companies.

Under the terms of the Amended and Restated Interconnection and Operating Agreement with Virginia Power ("I&O Agreement"), as accepted by FERC on March 11, 1998, Virginia Power agreed to sell to Old Dominion reserve capacity and energy for North Anna and Clover until the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date upon which Old Dominion's interest in North Anna is reduced to zero. Through the end of 2001, Virginia Power has the obligation to provide Old Dominion's entire monthly supplemental and peaking demand and energy requirements to meet the needs of its Virginia Members (except A&N Electric Cooperative) not met from Old Dominion's portion of North Anna and Clover generation. Under the terms of the I&O Agreement, Old Dominion will purchase from Virginia Power half of its supplemental requirements in 2002 and none of its supplemental requirements in 2003. Old Dominion will continue to purchase its peaking requirements from Virginia Power through 2003.

Beginning January 1, 2000, energy pricing for the peaking portion of Virginia Power purchases changed from the Virginia Power system average cost to a charge that reflects Virginia Power's owned combustion turbine costs. As noted previously, Old Dominion has the right to displace those purchases if more economical power is available from other sources.

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

Old Dominion has an agreement with Public Service Electric & Gas ("PSE&G Agreement") to purchase 150 MW of capacity, consisting of 75 MW intermediate and/or peaking capacity and 75 MW base load capacity, as well as reserves and associated energy, through 2004. The PSE&G Agreement contains fixed capacity charges for the base, intermediate, and peaking capacity to be provided under the agreement. However, either party can (within certain limits) apply to FERC to recover changes in certain costs of providing services. In the event of a change in rate, the party adversely affected may terminate the PSE&G Agreement, with one-year notice. Old Dominion may purchase the energy associated with the PSE&G capacity from PSE&G or other power suppliers. If purchased from PSE&G, the energy cost is based on PSE&G's incremental cost above its native load, taking into account the pool energy transactions with PJM. If purchased from other power suppliers, Old Dominion pays a negotiated energy rate. In 2000, Old Dominion purchased most of the energy requirements from the short-term markets.

Until December 1, 1999, Old Dominion had a partial requirements agreement with Conectiv, which obligated Conectiv to provide the balance of Old Dominion's power requirements for its three Members east of the Chesapeake Bay in excess of the 150 MW purchased from PSE&G and a 60 MW capacity contract with Conectiv/Pennsylvania Power & Light.

In 1999, Old Dominion renegotiated its partial requirements contract with Conectiv for the period December 1, 1999 through August 31, 2001. Under this agreement, Conectiv will provide 200 MW of capacity credits to Old Dominion for the term of the agreement. Old Dominion exercised an option under the agreement to purchase an additional 20 MW of capacity credits effective January 1, 2001 through the remaining term of the contract. There is no commitment to provide energy under the contract, and Old Dominion utilized short-term energy contracts and spot market purchases to supply the energy requirements.

Due to transmission import limitations into the Delmarva Peninsula, Old Dominion paid approximately $12.0 million in congestion costs during 2000. These costs were incurred under the PJM Independent System Operator rules when higher cost generation must be run due to transmission contingencies or outages.

Old Dominion's purchased power costs for the past three years were as follows :


                            Year  Ended  December 31,
                       ----------------------------------
                         2000          1999        1998
                       ------        ------        ------
                                  (in millions)

     Virginia Power    $ 68.9        $ 69.8        $ 70.4

     Delmarva Area       67.1          66.5          69.9

     Other               34.4          25.9           9.1
                       ------        ------        ------
                       $170.4        $162.2        $149.4
                       ======        ======        ======

Old Dominion's power purchase agreements contain certain firm capacity and minimum energy requirements. As of December 31, 2000, Old Dominion's minimum purchase commitments under the various agreements, without regard to capacity reductions or cost adjustments, were as follows:


                                Firm           Minimum
                              Capacity          Energy
Year Ending December 31,    Requirements     Requirements        Total
--------------------------  ------------     ------------        -----
                                             (in millions)

          2001                     $16.8                -         $16.8
          2002                       8.2                -           8.2
          2003                       8.1                -           8.1
          2004                       7.0                -           7.0
          2005                         -                -             -
                                   -----     ------------         -----
                                   $40.1                -         $40.1
                                   =====     ============         =====

At December 31, 2000, Old Dominion had no short-term commitments to buy energy over the next six months.


NOTE 4 - Wholesale Power Contracts

Old Dominion has wholesale power contracts with all of its Members whereby each Member is obligated to purchase substantially all of its power requirements from Old Dominion through the year 2028. Each such contract provides that Old Dominion shall provide all of the power that the Member requires for the operation of the Member's system to the extent that Old Dominion has the power and facilities available. Each Member is required to pay Old Dominion monthly for power furnished under its wholesale power contract in accordance with rates and charges established by Old Dominion pursuant to a rate formula filed with FERC. Under the accepted rate formula, the rates charged by Old Dominion are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Old Dominion's revenue requirements. The rate formula method uses traditional techniques to allocate costs to capacity and energy in establishing rates to the Members. The formula is intended to permit collection of revenues, which, together with revenues from all other sources, are equal to all costs and expenses recorded on Old Dominion's books, plus an additional 20% of total interest charges, plus additional equity contributions as approved by Old Dominion's Board of Directors. It also provides for the periodic adjustment of rates to recover actual, prudently incurred costs, whether they increase or decrease, without further application to and acceptance by FERC. In accordance with the formula, the Board of Directors can authorize accelerating the recovery of costs in the establishment of rates. Old Dominion's rate formula allows Old Dominion to recover and refund amounts under the Margin Stabilization Plan (as hereinafter defined).

In order to ensure that only actual cost of power service plus necessary margins are billed to the Members each year, and to provide for uncertainties connected with the establishment of prospective rates, in 1984 Old Dominion's Board of Directors established a plan (the "Margin Stabilization Plan") which allows Old Dominion to review its actual cost of service and power sales as of year end and adjust revenues from the Members to take into account actual results and financial coverages. All adjustments, whether increases or decreases, are recorded in the year affected and allocated to Members based on power sales during that year. Such increases or decreases are either collected from Members, or offset against amounts owed by the Members, in the succeeding year. Under the Margin Stabilization Plan, Old Dominion reduced revenues from power sales and increased accounts payable to Members for 1999 and 1998 in the amount of $7.2 million, and $4.4 million, respectively.

Revenues from the following Members equaled or exceeded 10% of Old Dominion's total revenues for the past three years:

                                                  Year Ended December 31,
                                               ----------------------------
                                                2000       1999      1998
                                                ----       ----      ----
                                                       (in millions)

     Northern Virginia Electric Cooperative    $110.5     $102.6     $95.4
     Rappahannock Electric Cooperative           89.0       82.2      77.0
     Delaware Electric Cooperative               44.1       41.7      39.0


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

NOTE 6 - Investments

Investments were as follows at December 31, 2000 and 1999 (in thousands):


     December 31, 2000
------------------------------------              Gross        Gross
                                               Unrealized   Unrealized    Fair
        Description                     Cost      Gains      Losses       Value
  ---------------------------------  --------  ----------  -----------  --------
  Available-for-Sale:
  Corporate obligations              $ 27,131     $     6     $  (268)  $ 26,869
  Registered investment companies(1)   23,583           -      (1,181)    22,402
  Asset-backed securities               9,987           7         (23)     9,971
  Mortgage-backed securities            7,967          32         (10)     7,989
  Common stock                         29,371       9,383        (684)    38,070
  Short-term investments               64,046           -           -     64,046
  Other                                    58           -           -         58
                                     --------     -------     -------   --------
                                     $162,143     $ 9,428     $(2,166)  $169,405
                                     --------     -------     -------   --------

  Held-to-Maturity:
  U.S. Government obligations        $ 43,541     $13,171     $     -   $ 56,712
  Corporate obligations                32,512           -           -     32,512
                                     --------     -------     -------   --------
                                     $ 76,053     $13,171           -   $ 89,224
                                     --------     -------     -------   --------

  Other:                             $  1,272           -           -   $  1,272
                                     --------     -------     -------   --------


     December 31, 1999
------------------------------------             Gross       Gross
                                               Unrealized   Unrealized    Fair
        Description                    Cost      Gains       Losses       Value
  ----------------------------------  -------  ----------  ----------   --------
  Available-for-Sale:
  U.S. Government obligations        $ 11,299     $     -     $  (330)  $ 10,969
  Corporate obligations                33,198           3      (1,179)    32,022
  Registered investment companies(1)   21,960           -      (2,371)    19,589
  Asset-backed securities              23,221           2        (607)    22,616
  Mortgage-backed securities            4,751           -        (207)     4,544
  Common stock                         27,858       6,677           -     34,535
  Short-term investments               65,226           2           -     65,228
                                     --------     -------     -------   --------
                                     $187,513     $ 6,684     $(4,694)  $189,503
                                     --------     -------     -------   --------

  Held-to-Maturity:
  U.S. Government securities         $ 40,784     $ 2,781     $  (143)  $ 43,422
  Corporate obligations                30,368           -           -     30,368
                                     --------     -------     -------   --------
                                     $ 71,152     $ 2,781     $  (143)  $ 73,790
                                     --------     -------     -------   --------

  Other:                             $  1,369           -           -   $  1,369
                                     --------     -------     -------   --------

----------------------------
(1) Investments included herein are primarily invested in corporate obligations.

Contractual maturities of debt securities at December 31, 2000 were as follows (in thousands):



                       Less Than   One Through   More Than
Description            One Year    Five Years    Five Years     Total
--------------------   ---------   -----------   ----------    --------
Available-for-Sale         $  -       $34,858      $     -    $ 34,858
Held-to-Maturity            270         1,108       74,675      76,053
                           ----       -------      -------    --------
                           $270       $35,966      $74,675    $110,911
                           ====       =======      =======    ========


Realized gains and losses on the sale of securities are determined on the basis of specific identification. During 2000 and 1999, sales proceeds from the sale of available-for-sale securities were $117.9 million and $81.6 million, respectively. Gross realized gains on the sale of available-for-sale securities in 2000, 1999, and 1998 were $0.6 million, $0.2 million, and $83,000, respectively. Gross realized losses on the sale of available-for-sale securities in 2000, 1999, and 1998 were $0.9 million, $0.5 million, and 35,000, respectively.

NOTE 7 - Long-Term Debt

Long-term debt consists of the following:
                                                                December 31,
                                                            ------------------
                                                              2000       1999
                                                            --------   --------
                                                               (in thousands)
$5,000,000 principal amount of First Mortgage Bonds,
1998 Series B, due 2002 at an interest rate of 4.25%        $  5,000   $  5,000

$109,182,937 principal amount of First Mortgage Bonds,
1996 Series B, due 2018 at an effective rate of 7.06%        108,601    108,601

$130,000,000 principal amount of First Mortgage Bonds,
1993 Series A, due 2013 at an interest rate of 7.48%         125,300    128,300

$120,000,000 principal amount of First Mortgage Bonds,
1993 Series A, due 2023 at an interest rate of 7.78%          18,500     38,500

$150,000,000 principal amount of First Mortgage Bonds,
1992 Series A, due 2002 at an interest rate of 7.97%          56,322     84,480

$350,000,000 principal amount of First Mortgage Bonds,
1992 Series A, due 2022 at an interest rate of 8.76%         180,155    190,405

$60,210,000 principal amount of First Mortgage Bonds,
1992 Series C, due 1997 through 2022 at interest rates
ranging from 4.90% to 6.50%                                   55,790     56,980

Louisa County Pollution Control Revenue Bonds (North Anna),
due December 1, 2008, with variable interest rates
(averaging 4.16% in 2000 and 3.27% in 1999)                    6,750      6,750

First Mortgage Bonds due 2002 at interest rates ranging
from 4.25% to 5.25%                                            4,420      3,230

Non-recourse debt due 2001, with variable interest rates
(averaging 5.46% in 2000 and 4.11% in 1999)                    1,072      1,422
                                                            --------   --------
                                                             561,910    623,668
Less unamortized discounts                                   (81,599)   (84,362)
Less current maturities                                      (30,488)   (29,700)
                                                            --------   --------
 Total Long-Term Debt                                       $449,823   $509,606
                                                            ========   ========

Substantially all assets of Old Dominion are pledged as collateral under the Indenture.

The non-recourse debt is collateralized by a $1.6 million letter of credit.

During 2000 and 1999, Old Dominion purchased approximately $33.3 million and $49.3 million, respectively, of its First Mortgage Bonds, 1992 Series A and 1993 Series A. The transactions resulted in a net gain of approximately $0.5 million in 2000 and a net loss of approximately $4.2 million in 1999, including the write-off of original issuance costs. The net gains and losses have been deferred and are being amortized over the life of the remaining bonds. At December 31, 2000, deferred gains and losses on reacquired debt totaled a net loss of approximately $11.8 million.

During the past three years, Old Dominion refinanced $3.4 million of its First Mortgage Bonds, 1992 Series C, due 1998 through 2000. The refinanced bonds are due in 2002 at interest rates ranging from 4.25% to 5.25%.

Estimated maturities of long-term debt for the next five years are as follows:

             Years Ending December 31,          (in thousands)
             -------------------------          --------------

                    2001                           $30,488
                    2002                            38,910
                    2003                            22,326
                    2004                            22,329
                    2005                            22,332

The aggregate fair value of long-term debt was $581.6 million and $630.9 million at December 31, 2000 and 1999, respectively, based on current market prices.
For debt issues that are not quoted on an exchange, interest rates currently available to Old Dominion for issuance of debt with similar terms and remaining maturities are used to estimate fair value. Old Dominion believes that the carrying amount of debt issues with variable rates that are refinanced at current market rates is a reasonable estimate of their fair value.


NOTE 8 - Short-Term Borrowing Arrangements

Old Dominion has unsecured short-term lines of credit to provide additional sources of financing. These include $70.0 million in committed lines of credit which expire in 2001 and are expected to be renewed and a $15.0 million committed line of credit which expires in 2002 and is expected to be renewed. Old Dominion also has uncommitted short-term borrowing arrangements aggregating $30.0 million. Due to limitations contained in certain of these uncommitted facilities, no more than $85.0 million in total can be outstanding at any time under Old Dominion's committed and uncommitted short-term borrowing arrangements. At December 31, 2000 and 1999, Old Dominion had no short-term borrowings outstanding under any of these arrangements.

Old Dominion maintains a policy which allows Members to pay monthly power bills before their final due date. Under this policy, Old Dominion pays interest on early payment balances at a blended investment and outside short-term borrowing rate. Amounts advanced by Members are classified as due to Members and totaled $20.9 million and $28.8 million at December 31, 2000 and 1999, respectively.


NOTE 9 - Employee Benefits

Substantially all Old Dominion employees participate in the National Rural Electric Cooperative Association ("NRECA") Retirement and Security Program, a noncontributory, defined benefit multi-employer master pension plan. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants
upon their retirement.   Pension expense for 2000, 1999, and 1998 was  $430,000,
$272,000, and $265,000, respectively.

Old Dominion has also elected to participate in the SelectRe Pension Plan, a defined contribution multi-employer retirement plan administered by the NRECA. Under the plan, employees may elect to have up to 23% or $10,500, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. As an additional incentive, Old Dominion matches up to the first 2% of each employee's contribution to the plan. Old Dominion's matching contributions were $75,000, $66,000, and $61,000 in 2000, 1999, and 1998, respectively.

Old Dominion provides no other significant postretirement benefits to its employees. However, in conjunction with the I&O Agreement, Old Dominion is required to pay 11.6% of the operating costs associated with North Anna and 50% of the operating costs associated with Clover, including postretirement benefits of Virginia Power employees whose costs are allocated to those stations. These postretirement benefits other than pensions resulted in an increase in expense to Old Dominion of approximately $0.7 million in 2000, $0.9 million in 1999, and $0.7 million in 1998. Old Dominion is recovering the expense as it is billed by Virginia Power.

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

The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $9.5 billion for a single nuclear incident. The Price-Anderson Act Amendment of 1988 allows for an inflationary provision adjustment every five years. Virginia Power has purchased $200 million of coverage from the commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, Virginia Power and Old Dominion, jointly, could be assessed up to $88.0 million for each licensed reactor not to exceed $10.0 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed.

Virginia Power's current level of property insurance coverage, $2.55 billion for North Anna, exceeds the Nuclear Regulatory Commission's ("NRC") minimum requirement for nuclear power plant licensees of $1.06 billion for each reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first to return the reactor to and maintain it in a safe and stable condition, and second to decontaminate the reactor and station site in accordance with a plan approved by the NRC. The property insurance coverage provided to Virginia Power and Old Dominion, jointly, is provided by Nuclear Electric Insurance Limited ("NEIL"), a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. The maximum assessment for the current policy period is $21.0 million. Based on the severity of the incident, the board of directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. Virginia Power and Old Dominion, jointly, have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available, because they must first be used for stabilization and decontamination.

Virginia Power purchases insurance from NEIL to cover the cost of replacement power during a prolonged outage of a nuclear unit due to direct physical damage of the unit. Under this program, Virginia Power and Old Dominion, jointly, are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. The current policy period's maximum assessment is $5.0 million.

Old Dominion's share of the contingent liability for the coverage assessments described above is a maximum of $23.4 million at December 31, 2000.


NOTE 11 - Regional Headquarters, Inc.

Old Dominion owns 50% of RHI, which holds title to the office building that is being partially leased to Old Dominion. Old Dominion is obligated to make lease payments equal to one-half of RHI's annual operating expenses, net of rental
income from third party lessees, through the year 2016.    During 2000, 1999,
and 1998, Old Dominion paid $236,000, $236,000, and $184,000, respectively, to RHI for rent.

Estimated future lease payments, without regard to changes in square footage, third party occupancy rates, operating costs, and inflation are as follows:

          Year Ending December 31,            (in thousands)
          ------------------------            --------------
            2001                                   $  350
            2002                                      350
            2003                                      350
            2004                                      350
            2005                                      350
            2006 and thereafter                     3,850
                                                   ------
                                                   $5,600
                                                   ======



NOTE 12 - Supplemental Cash Flows Information

Cash paid for interest, net of allowance for funds used during construction, in 2000, 1999, and 1998 was $41.3 million, $49.4 million, and $60.3 million, respectively.

Unrealized deferred gains on the decommissioning fund of approximately $3.0 million and $4.0 million in 2000 and 1999, respectively, have been included in the decommissioning reserve.

In 1998, Old Dominion charged off $6.0 million of accounts receivable as uncollectible.


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

A study was undertaken in late 1999 to assess the status of the SPI and the numerous factors that impact its results. This update considered changes in market rate forecasts, components of Old Dominion's cost of service and deregulation timelines. Additionally, it incorporated the effects of recording accelerated depreciation. As a result of this study the targeted collection amount of $330.0 million was reduced to $241.0 million. Old Dominion will continue to evaluate the various factors that impact the results of the SPI, monitor its progress, and, upon approval from its Board of Directors, adjust the SPI as necessary to achieve its objective.

To date Old Dominion has collected cash totaling of $141.8 million ($65.0 million, $45.4 million, and $31.4 million in 2000, 1999, and 1998, respectively) toward the revised SPI target of $241.0 million. Rates approved by the Board of Directors for 2001 include the recovery of additional depreciation of approximately $57.2 million. Old Dominion anticipates collecting the remaining $99.2 million over the next three years to fulfill its SPI goal.

In conjunction with the SPI, Old Dominion had purchased a total of $82.5 million of its higher cost debt, $33.3 million in 2000. In February 2001, Old Dominion purchased an additional $1.6 million of its outstanding debt.

Combustion Turbine Generation Project - Old Dominion has entered into contracts to purchase combustion turbines with a total rated capacity of 1,350 MW to be used in generating plants it is planning to construct. In November 2000, Old Dominion obtained a Certificate of Public Convenience and Necessity ("CPCN") from the Maryland Public Service Commission ("MPSC") and all major environmental permits subject to the CPCN conditions for a generation facility to be located in Rock Springs, Maryland. Old Dominion may begin construction as early as May 1, 2001. In October 2000, Old Dominion made application to the Rural Utilities Service ("RUS") for approximately $210.0 million to permanently finance its portion of the cost to construct the Rock Springs facility over the next four years. The timing of the project is intended to coincide with the expiration of power purchase contracts.

Old Dominion is also developing generation projects in Virginia to replace expiring power purchase contracts in that power supply area and has made application to RUS for approximately $493.0 million to permanently finance its portion of the cost of these projects. These projects are still under development and in the permitting process.

Legal - Old Dominion is subject to legal proceedings and claims which arise from the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position of Old Dominion.

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

Old Dominion is subject to certain requirements of the Clean Air Act ("CAA"). The CAA requires utilities owning fossil fuel fired power stations to, among other things, limit emissions of sulfur dioxide and nitrogen oxides, one of the precursors of ground-level ozone, or obtain allowances for such emissions. Clover is designed and licensed to operate at full capacity below the permitted sulfur dioxide emissions levels and utilizes equipment which operates at a level which is below the current limitations for nitrogen oxides emissions.

In 1998, the EPA issued a Final Rule addressing regional transport of ground-level ozone through reductions in nitrogen oxides (NOx) commonly known as the NOx State Implementation Plan ("SIP") call. The NOx SIP call, which affects 22 states, including Virginia and the District of Columbia, required those states to develop a plan by October 30, 2000, to reduce NOx emissions in the respective states. The NOx SIP call also required emissions reduction to be implemented by May 1, 2004. On December 26, 2000, the EPA issued its findings that several states covered by the SIP call, including Virginia, had failed to submit a complete plan. If a state fails to make the required submittal, which the EPA determines is complete, within 18 months of the findings, the emissions offset sanction will apply. This sanction requires new or modified sources, subject to the CAA new source review program for NOx, to obtain reductions in existing emissions in a 2:1 ratio to offset their new emissions. The sanctions will be lifted when the EPA finds that the state has made a complete filing unde the SIP call. the EPA can also promulgate a federal implementation plan as late as two years after the initial findings, unless the affected state has submitted a complete plan by that time. In a federal plan, the EPA rather than the states would determine the specific sources that must reduce NOx emissions. Old Dominion anticipates that fossil fuel electric generation facilities greater than 250 mmBtu/hr. will be required to reduce their NOx emissions or obtain NOx emissions credits from another source. Old Dominion does not anticipate installing NOx controls at Clover but rather will obtain NOx credits from a facility that has over-controlled its emissions.

In a related action, several Northeast utilities filed petitions under Section 126 of the CAA requesting that the EPA take action to mitigate interstate transport of NOx. In December 1999, the EPA issued its Findings of Significant Contribution and Rulemaking on Section 126 Petitions, Final Rule establishing NOx allocations for 392 power plants, including Clover Units 1 and 2, and many industrial facilities. Additionally, this final rule established a trading program to help those companies meet the required reductions in NOx by May 3, 2003.

In December 2000, the EPA announced that to reduce the health risk of mercury exposure, it will regulate emissions of mercury and other air toxins from coal- and oil-fired electric utility steam generating units. Clover Units 1 and 2 would be subject to such regulation; however, as existing pollution control equipment on these units currently reduce mercury emissions, installation of additional equipment is not required at this time. The timeline stated by the EPA for developing regulations in this area is that the EPA will propose regulations by December 15, 2003, and issue final regulations by December 15, 2004.

Old Dominion is also subject to permit limitations for surface water discharge and for the operation of a combustion waste landfill at Clover. Permits required by the Clean Water Act, the Resource Conservation and Recovery Act, and state laws have been issued. These permits are subject to reissuance and continued review.

Insurance - Under several of the nuclear insurance policies procured by Virginia Power and to which Old Dominion is a party, Old Dominion is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies. See Note 10 to the Consolidated Financial Statements.

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
                             FINANCIAL DISCLOSURE

                                Not Applicable


                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Old Dominion

     Old Dominion is governed by a Board of 24 Directors, consisting of two representatives from each Member. Each of the 12 Members nominates two Directors who must be either a Director or an employee of the Member in good standing. The candidates for Director are then elected to Old Dominion's Board of Directors by voting delegates from each Member elected by each Member's local Board of Directors and authorized to represent such Member at the annual meeting. Old Dominion's Board of Directors sets policy and provides direction to Old Dominion's President. The Board of Directors generally meets monthly. The Members do not vote on any matters other than the election of Directors.

Information concerning the directors of Old Dominion, including principal occupation and employment during the past five years and directorships in public corporations, if any, are listed below.

     William M. Alphin (70). Insurance advisor with Virginia Farm Bureau Insurance Company and a self-employed farmer. Mr. Alphin has been a Director of Old Dominion since 1980 and a Director of Rappahannock Electric Cooperative since 1980.

     E. Paul Bienvenue (61). President and Chief Executive Officer of Delaware Electric Cooperative. Mr. Bienvenue has been a Director of Old Dominion since 1981.

     Frank W. Blake (82). Retired, former self-employed buyer and seller of real estate. Mr. Blake has been a Director of Old Dominion since 1977 and a Director of A&N Electric Cooperative since 1963.

     John E. Bonfadini (62). Professor, George Mason University. Mr. Bonfadini has been a Director of Old Dominion since 1977 and a Director of Northern Virginia Electric Cooperative since 1975.

     Dick D. Bowman (72). President of Bowman Brothers, Inc., a farm equipment retailer. Mr. Bowman has been a Director of Old Dominion since 1993 and a Director of Shenandoah Valley Electric Cooperative since 1970. Mr. Bowman is also a Director of Shenandoah Telecommunication Company.

     M. Johnson Bowman (55). Executive Vice President and General Manager of Mecklenburg Electric Cooperative and Mecklenburg Communications Services, Inc. Mr. Bowman has been a Director of Old Dominion since 1974.

     M Dale Bradshaw (47). Chief Executive Officer of Prince George Electric Cooperative. Mr. Bradshaw has been a Director of Old Dominion since 1995.

     Vernon N. Brinkley (54). President and General Manager of A&N Electric Cooperative. Mr. Brinkley has been a Director of Old Dominion since 1982.

     Calvin P. Carter (76). Owner of Carter's Store and Carter Stone Co., a stone quarry. Mr. Carter has been a Director of Old Dominion since 1991 and a Director of Southside Electric Cooperative since 1972.

     Glenn F. Chappell (57). Self-employed farmer. Mr. Chappell has been a Director of Old Dominion since 1995 and a Director of Prince George Electric Cooperative since 1985.

     Carl R. Eason (64). Retired, formerly an electrical supervisor with International Paper. Mr. Eason has been a director of Old Dominion since 2000 and a director of Community Electric Cooperative since 1994.

     Stanley C. Feuerberg (49). President and Chief Executive Officer of Northern Virginia Electric Cooperative. Mr. Feuerberg has been a Director of Old Dominion since 1992.

     Hunter R. Greenlaw, Jr. (55). President of Greenlaw Properties, Ltd., a real estate development and general contracting company. Mr. Greenlaw has been a Director of Old Dominion since 1991 and a Director of Northern Neck Electric Cooperative since 1979.

     Bruce A. Henry (55). Owner and Secretary/Treasurer of Delmarva Builders, Inc., a building contracting company. Mr. Henry has been a Director of Old Dominion since 1993 and a Director of Delaware Electric Cooperative since 1978.

     Frederick L. Hubbard (60). Senior Vice President and Chief Executive Officer of Choptank Electric Cooperative. Mr. Hubbard has been a Director of Old Dominion since 1991.

     David J. Jones (52). Vice President of Exchange Warehouse and owner/operator of Big Fork Farms. Mr. Jones has been a Director of Old Dominion since 1986 and a Director of Mecklenburg Electric Cooperative since 1982.

     William M. Leech, Jr. (73). Retired, former self-employed farmer. Mr. Leech has been a Director of Old Dominion since 1977 and a Director of BARC Electric Cooperative since 1970.

     M. Larry Longshore (59). President and Chief Executive Officer of Southside Electric Cooperative since 1998, prior to that Mr. Longshore was President and Chief Executive Officer of Newberry Electric Cooperative. Mr. Longshore has been a Director of Old Dominion since 1998.

     James M. Reynolds (53). General Manager of Community Electric Cooperative. Mr. Reynolds has been a Director of Old Dominion since 1977.

     Charles R. Rice, Jr. (58). President and Chief Executive Officer of Northern Neck Electric Cooperative. Mr. Rice also served as interim President and Chief Executive Officer of Old Dominion in 1998. Mr. Rice has been a Director of Old Dominion since 1986.

     Cecil E. Viverette, Jr. (59). President of Rappahannock Electric Cooperative. Mr. Viverette has been a Director of Old Dominion since 1988.

     Richard L. Weaver (54). Manager of BARC Electric Cooperative. Mr. Weaver has been a Director of Old Dominion since 1998.

     Carl R. Widdowson (62). Self-employed farmer. Mr. Widdowson has been a Director of Old Dominion since 1987 and a Director of Choptank Electric Cooperative since 1980.

     C. Douglas Wine (58). President and Chief Executive Officer of Shenandoah Valley Electric Cooperative and Manager of North River Telephone Cooperative. Mr. Wine has been a Director of Old Dominion since 1991.

Executive Officers of Old Dominion

     Old Dominion's President administers the day-to-day business and affairs of Old Dominion. The executive officers of Old Dominion, their respective ages and positions with Old Dominion are listed below. Each executive officer of Old Dominion serves at the discretion of the Board of Directors.

     Jackson E. Reasor (48). President and Chief Executive Officer of Old Dominion and the Virginia, Maryland and Delaware Association of Electric Cooperatives ("VMDA") (an electric cooperative association which provides services to the Members and certain other electric cooperatives). Mr. Reasor served as Vice President of First Virginia Bank from 1997 until 1998; President and Chief Executive Officer of Premier Trust Company from 1995 until 1997; a Virginia State Senator from 1992 until 1998; and an attorney with Galumbeck, Simmons & Reasor from 1992 until 1995.

     Daniel M. Walker (55). Senior Vice President of Accounting and Finance.

     Konstantinos N. Kappatos (58). Senior Vice President of Engineering and Operations.

     Gregory W. White (48). Senior Vice President of Alliance Management. Mr. White also served as Vice President of the VMDA from 1996 until 1999, and interim Vice President of the VMDA from 1995 until 1996.

                        ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as Old Dominion's President and Chief Executive Officer or acting in a similar capacity during the last completed fiscal year and Old Dominion's three executive officers (collectively the "Named Executives") for services rendered to Old Dominion in all capacities during each of the last three fiscal years. The table also identifies the principal capacity in which each of the Named Executives served Old Dominion at the end of fiscal year 2000.

                          SUMMARY COMPENSATION TABLE


                                                         Annual Compensation
                                            -------------------------------------------
                                                                               Other
                                                                              Annual     All Other
                                                                              Compen-     Compen-
Name and                                                 Salary               sation      sation
Principal Position                              Year     (2)(3)     Bonus       (4)        (5)(6)
--------------------------------------------------------------------------------------------------
Jackson E. Reasor/(1)/                           2000   $240,000   $ 25,000   $  2,530   $ 27,694
President and Chief Executive Officer            1999    204,102     25,000      1,458      2,888
                                                 1998     20,513         --        497         --

Ronald W. Watkins/(1)/
President and Chief Executive Officer            1998     75,831         --        282    207,460

Daniel M. Walker                                 2000    161,245         --         --     22,064
Sr. Vice President - Accounting & Finance        1999    155,043      8,000         --     26,928
                                                 1998    148,984      7,500         --     25,578

Konstantinos N. Kappatos                         2000    161,245         --         --     22,064
Sr. Vice President - Engineering & Operations    1999    155,043      8,000         --     32,035
                                                 1998    148,984      7,500         --     32,066

Gregory W. White
Sr. Vice President - Retail & Alliance           2000    128,333         --         --     16,464
     Management                                  1999     66,714         --         --      6,082

___________________
(1) In 1991, Old Dominion and the VMDA entered into an agreement pursuant to which the VMDA agreed to contribute to the President and Chief Executive Officer's annual compensation. In 2000, 1999 and 1998, VMDA contributed $36,000, $24,000, and $24,000, respectively, toward the President and Chief Executive Officer's annual compensation.

(2) Includes amounts deferred by the Named Executives under the provisions of the SelectRe Pension Plan (the "401(k) Plan") a multi-employer tax qualified retirement plan administered by the National Rural Electric Cooperative Association. All employees of Old Dominion are eligible to become participants on the first day of the month following completion of one year of eligible service.

(3) In March 1995, Old Dominion and the VMDA entered into an agreement with Mr. Watkins pursuant to which Old Dominion and the VMDA agreed to fund a supplemental retirement package for Mr. Watkins with an annual fixed contribution of $60,000. The amount paid by Old Dominion for 1998 was $17,500.

(4) Perquisites and other personal benefits paid to Mr. Reasor in 2000, 1999 and 1998 and to Mr. Watkins in 1998 included expenses for a company automobile. Mr. Walker, Mr. Kappatos, and Mr. White did not receive any perquisites or other personal benefits in any of the fiscal years covered by the table.

(5) The amount reflected in this column for 2000 is composed of contributions made by Old Dominion under the Retirement and Security Plan and the 401(k) Plan, and payments made by Old Dominion for life insurance coverage. Specifically these amounts for 2000 were $22,950, $3,400, $1,344 for Mr. Reasor; $17,791, $3,225, and $1,048 for Mr. Walker; $17,791, $3,225, and
     $1,048 for Mr. Kappatos; and $13,124, $2,567, and $773 for Mr. White, respectively.

(6) The amount for Mr. Watkins includes amounts paid under the Separation Agreement and General Release for base pay ($130,000), supplemental retirement ($48,000), health insurance ($2,576), and auto ($13,379).

     Effective January 1, 2000, Old Dominion pays the 12 Directors who are not employees of its Members a $1,250 per month retainer plus $300 per day for any specially called meetings, $150 per travel day for other than a regular scheduled monthly board meeting and reimburses all Directors for out-of-pocket expenses incurred in attending meetings.

Defined Benefit Plan

     Old Dominion has elected to participate in the NRECA Retirement and Security Program (the "Plan"), a noncontributory, defined benefit, multi-employer, master pension plan maintained and administered by the NRECA for the benefit of its member systems and their employees. The Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986. The following table lists the estimated current annual pension benefit payable at "normal retirement age," age 62, for participants in the specified final average salary and years of benefit service categories for the given current multiplier of 1.7%. Benefits, which accrue under the Plan, are based upon the base annual salary as of November of the previous year. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $170,000 effective January 1, 2000.

                                                 Straight Life
                              -------------------------------------------------
                                            Years of Benefit Service
                              -------------------------------------------------
    Final Average Salary        15        20         25          30        35
    --------------------       ----      ----       ----        ----      ----

          $ 75,000           $22,759    $30,345    $37,931   $ 45,518  $ 53,104
           100,000            30,345     40,460     50,575     60,690    70,805
           125,000            37,931     50,575     63,219     75,863    88,506
           150,000            45,518     60,690     75,863     91,035   106,208
           160,000            48,552     64,736     80,920     97,104   113,288
           170,000            51,587     68,782     85,978    103,173   120,369


                                                 50% Joint & Spouse
                              -------------------------------------------------
                                             Years of Benefit Service
                              -------------------------------------------------
    Final Average Salary        15        20         25          30        35
    --------------------       ----      ----       ----        ----      ----

          $ 75,000           $19,125    $25,500    $31,875   $ 38,250  $ 44,625
           100,000            25,500     34,000     42,500     51,000    59,500
           125,000            31,875     42,500     53,125     63,750    74,375
           150,000            38,250     51,000     63,750     76,500    89,250
           160,000            40,800     54,400     68,000     81,600    95,200
           170,000            43,350     57,800     72,250     86,700   101,150


     The pension benefits indicated above are the estimated amounts payable by the Plan, and they are not subject to any deduction for Social Security or other offset amounts. The participant's annual pension at his normal retirement date is equal to the product of his years of benefit service times final average salary times the multiplier in effect during years of benefit service. The multiplier was 1.7% commencing January 1, 1992.

     As of December 31, 2000, years of credited service under the Plan at "normal retirement age" for each of the Named Executives was: Mr. Reasor, 1.08 years; Mr. Walker, 15.92 years; Mr. Kappatos, 15.92 years and Mr. White 22.22 years.

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

Executive Severance Agreement

     Mr. Walker and Mr. Kappatos (individually "Executive") are each party to an executive severance agreement. Pursuant to the terms of the agreement, if the Executive's employment is terminated other than on account of the Executive's death or for cause or disability, the Executive shall be entitled to receive compensation equal to 1.5 times his base salary payable in 18 equal monthly installments. If, within 24 months after a change in control of the cooperative, the Executive's employment is terminated other than on account of the Executive's death, or for cause or disability or by the Executive for good reason, the Executive shall be entitled to receive compensation equal to his base salary through the date of termination plus any benefits or awards which have been earned but not paid plus a lump sum payment equal to 2.99 times the Executive's base salary. Each agreement provides for payment of any remaining benefits to the Executive's beneficiaries in the event of death.

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

1.   Financial Statements
     --------------------

     See Index on page 23.


2.   Financial Statement Schedules
     -----------------------------

     All financial statement schedules have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits
     --------

     *3.1 Amended and Restated Articles of Incorporation of Old Dominion Electric Cooperative (filed as exhibit 3.1 to the Registrant's Form 10-Q, File No. 33-46795, filed on May 11, 2000).

     *3.2 Bylaws of Old Dominion Electric Cooperative, Amended and Restated as of November 9, 2000 (filed as exhibit 3.2 to the Registrant's Form 10-Q, File No. 33-46795, filed on May 11, 2000).

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

     *4.10 Ninth Supplemental Indenture, dated as of November 1, 1999, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.10 to the Registrant's Form 10-K for the year ended December 31, 1999, File No. 33-46795, on March 22, 2000).

      4.11 Tenth Supplemental Indenture, dated as of November 1, 2000, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Suntrust Bank (formerly Crestar Bank), as Trustee.

     *4.12 Form of Bonds, 1992 Series A (filed as exhibit 4.2 to Amendment No. 1 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

     *4.13 Form of Bonds, 1992 Series C (filed as exhibit 4.23 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

     *4.14 Form of Bonds, 1993 Series A (filed as exhibit 4.2 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

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

  ***10.3 Amended and Restated Interconnection and Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997 (filed as exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

  ***10.4 Service Agreement for Network Integration Transmission Service to Old Dominion Electric Cooperative between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997 (filed as exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

  ***10.5 Network Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997 (filed as exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

    *10.6 Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, dated as of May 31, 1990 (filed as exhibit 10.4 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

     *10.7 Amendment No. 1 to the Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, effective March 12, 1993 (filed as exhibit 10.34 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

    *10.8 Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of May 31, 1990 (filed as exhibit 10.6 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

    *10.9 Amendment to the Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, effective January 17, 1995 (filed as exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

    *10.10 Coal-Fired Unit Turnkey Contract (Volume 1), dated April 6, 1989, and the Unit 2 Amendment (Volume 1), dated May 31, 1990, between Virginia Electric and Power Company and Old Dominion Electric Cooperative, Westinghouse Electric Corporation, Black & Veatch Engineers-Architects, Combustion Engineering, Inc. and H.B. Zachry Company (Volumes 2 - 11 contain technical specifications only) (filed as exhibit 10.7 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

    *10.11 Electric Service Agreement between Old Dominion Electric Cooperative and Appalachian Power Company, dated July 2, 1990 (filed as exhibit
            10.8 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

    *10.12 Electric Service Agreement between Old Dominion Electric Cooperative and Appalachian Power Company, dated March 6, 1991 (filed as exhibit
            10.9 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

    *10.13 Electric Service Agreement between The Potomac Edison Company and Old Dominion Electric Cooperative, dated October 4, 1991 (filed as exhibit 10.11 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

     *10.14 Amendment to Electric Service Agreement between The Potomac Edison
            Company and Old Dominion Electric Cooperative, dated October 4, 1991 (filed as exhibit 10.36 to Amendment No. 2 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on May 26,
            1993).

     *10.15 Lease Agreement between Old Dominion Electric Cooperative and
            Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit
            10.27 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

     *10.16 Credit Agreement between Virginia Electric and Power Company and Old
            Dominion Electric Cooperative, dated as of December 1, 1985 (filed as exhibit 10.28 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

     *10.17 Nuclear Decommissioning Trust Agreement between Old Dominion
            Electric Cooperative and Bankers Trust Company, dated March 1, 1991 (filed as exhibit 10.29 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

     *10.18 Form of Salary Continuation Plan (filed as exhibit 10.31 to the
            Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

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

    *10.31 Capacity and Energy Sales Agreement between Old Dominion Electric Cooperative and Public Service Electric and Gas, dated December 17, 1992, effective January 1, 1995 (filed as exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

    *10.32 First Supplement to Capacity and Energy Sales Agreement between Old Dominion Electric Cooperative and Public Service Electric & Gas, dated March 26, 1993 (filed as exhibit 10.32 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

     10.33 Interconnection Agreement between Delmarva Power & Light Company and Old Dominion Electric Cooperative, dated November 30, 1999.

    *10.34 Transmission Service Agreement between Delmarva Power & Light Company and Old Dominion Electric Cooperative, effective January 1, 1995 (filed as exhibit 10.39 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

    *10.35 Participation Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co (filed as exhibit 10.35 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.36 Clover Unit 1 Equipment Interest Lease Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Equipment Head Lessor, and State Street Bank and Trust Company, as Equipment Head Lessee (filed as exhibit 10.36 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   **10.37 Equipment Operating Lease Agreement, dated as of February 29, 1996, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee (filed as exhibit 10.37 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   **10.38 Corrected Option Agreement to Lease, dated as of February 29, 1996, among Old Dominion Electric Cooperative and State Street Bank and Trust Company (filed as exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.39 Clover Agreements Assignment and Assumption Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Assignor, and State Street Bank and Trust Company, as Assignee (filed as exhibit 10.39 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.40 Deposit Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Depositor, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Issuer (filed as exhibit 10.40 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.41 Deposit Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee (filed as exhibit 10.41 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.42 Payment Undertaking Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch (filed as exhibit 10.42 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.43 Payment Undertaking Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and State Street Bank and Trust Company, as Payment Undertaking Pledgee (filed as exhibit 10.43 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.44 Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee (filed as exhibit 10.44 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.45 Tax Indemnity Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co. (filed as exhibit 10.45 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.46 Participation Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Clover Unit 2 Generating Trust, Wilmington Trust Company, the Owner Participant named therein and Utrecht-America Finance Co. (filed as exhibit 10.46 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   **10.47 Clover Unit 2 Equipment Interest Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Clover Unit 2 Generating Trust (filed as exhibit 10.47 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

   **10.48 Operating Equipment Agreement, dated as of July 1, 1996, between Clover Unit 2 Generating Trust and Old Dominion Electric Cooperative (filed as exhibit 10.48 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.49 Clover Agreements Assignment and Assumption Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Assignor, and Clover Unit 2 Generating Trust, as Assignee (filed as exhibit 10.49 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.50 Deed of Ground Lease and Sublease Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Ground Lessor, and Clover Unit 2 Generating Trust, as Ground Lessee (filed as exhibit 10.50 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.51 Guaranty Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and AMBAC Indemnity Corporation (filed as exhibit 10.51 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.52 Investment Agreement, dated as of July 31, 1996, among AMBAC Capital Funding, Inc., Old Dominion Electric Cooperative and AMBAC Indemnity Corporation (filed as exhibit 10.52 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.53 Investment Agreement Pledge Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, as Investment Agreement Pledgor, AMBAC Indemnity Corporation, the Owner Participant named therein and Clover Unit 2 Generating Trust (filed as exhibit 10.53 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.54 Equity Security Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Pledgor, and Wilmington Trust Company, as Collateral Agent (filed as exhibit 10.54 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.55 Payment Undertaking Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch (filed as exhibit 10.55 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.56 Payment Undertaking Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and Clover Unit 2 Generating Trust, as Payment Undertaking Pledgee (filed as exhibit 10.56 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
            1996).

    *10.57 Subordinated Deed of Trust and Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Richard W. Gregory, Trustee, and Michael P. Drzal, Trustee (filed as exhibit
            10.57 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.58 Subordinated Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, the Owner Participant named therein, AMBAC Indemnity Corporation and Clover Unit 2 Generating Trust (filed as exhibit 10.58 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

    *10.59 Tax Indemnity Agreement, dated as of July 1 1996, between Old Dominion Electric Cooperative and the Owner Participant named therein (filed as exhibit 10.59 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
            1996).

     21 Subsidiaries of Old Dominion Electric Cooperative (not included because Old Dominion Electric Cooperative's subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a "significant subsidiary" under Rule 1-02(w) of Regulation S-X).

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 2000.

__________________
   *  Incorporated herein by reference.

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


                                     OLD DOMINION ELECTRIC COOPERATIVE
                                               Registrant



Date:  March 2, 2001                 By: /s/ JACKSON E. REASOR
                                        ----------------------------------
                                             Jackson E. Reasor
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the following capacities on March 2, 2001.


           Signature                                 Title
           ---------                                 ------


       /s/ JACKSON E. REASOR            President (principal executive officer)
----------------------------------
       Jackson E. Reasor


       /s/ DANIEL M. WALKER                Sr.Vice President of Accounting &
----------------------------------
       Daniel M. Walker                   Finance (principal financial officer)


       /s/ ROBERT L. KEES                Assistant Vice President & Controller
----------------------------------
       Robert L. Kees                         (principal accounting officer)


       /s/ WILLIAM M. ALPHIN                             Director
----------------------------------
       William M. Alphin


       /s/ E. PAUL BIENVENUE                             Director
----------------------------------
       E. Paul Bienvenue


       /s/ FRANK W. BLAKE                                Director
----------------------------------
       Frank W. Blake


       /s/ JOHN E. BONFADINI                             Director
----------------------------------
       John E. Bonfadini


       /s/ DICK D. BOWMAN                                Director
----------------------------------
       Dick D. Bowman

           Signature                                          Title
           ---------                                          -----


      /s/ M. JOHNSON BOWMAN                                 Director
-----------------------------------------
      M. Johnson Bowman


      /s/ M DALE BRADSHAW                                   Director
-----------------------------------------
      M Dale Bradshaw


      /s/ VERNON N. BRINKLEY                                Director
-----------------------------------------
      Vernon N. Brinkley


      /s/ CALVIN P. CARTER                                  Director
-----------------------------------------
      Calvin P. Carter


      /s/ GLENN F. CHAPPELL                                 Director
-----------------------------------------
      Glenn F. Chappell


      /s/ CARL R. EASON                                     Director
-----------------------------------------
      Carl R. Eason


      /s/ STANLEY C. FEUERBERG                              Director
-----------------------------------------
      Stanley C. Feuerberg


      /s/ HUNTER R. GREENLAW, JR.                           Director
-----------------------------------------
      Hunter R. Greenlaw, Jr.


      /s/ BRUCE A. HENRY                                    Director
-----------------------------------------
      Bruce A. Henry


      /s/ FREDERICK L. HUBBARD                              Director
-----------------------------------------
      Frederick L. Hubbard


_________________________________________                   Director
      David J. Jones


      /s/ WILLIAM M. LEECH, JR.                             Director
-----------------------------------------
      William M. Leech, Jr.


      /s/ M. LARRY LONGSHORE                                Director
-----------------------------------------
      M. Larry Longshore


_________________________________________                   Director
      James M. Reynolds


      /s/ CHARLES R. RICE, JR.                              Director
-----------------------------------------
      Charles R. Rice, Jr.

              Signature                                   Title
              ---------                                   -----


      /s/ CECIL E. VIVERETTE, JR.                        Director
----------------------------------------------
      Cecil E. Viverette, Jr.


      /s/ RICHARD L. WEAVER                              Director
----------------------------------------------
      Richard L. Weaver


      /s/ CARL R. WIDDOWSON                              Director
----------------------------------------------
      Carl R. Widdowson


      /s/ C. DOUGLAS WINE                                Director
----------------------------------------------
      C. Douglas Wine



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

                                 EXHIBIT INDEX

Exhibit                                                              Page
Number                     Description of Exhibit                    Number

  *3.1  Amended and Restated Articles of Incorporation of Old
        Dominion Electric Cooperative (filed as exhibit 3.1 to the Registrant's Form 10-Q, File No. 33-46795, filed on
        May 11, 2000).

  *3.2  Bylaws of Old Dominion Electric Cooperative, Amended and
        Restated as of November 9, 2000 (filed as exhibit 3.2 to the Registrant's Form 10-Q, File No. 33-46795, filed on
        May 11, 2000).

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

  *4.5 Fourth Supplemental Indenture, dated as of December 15, 1994, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.5 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
        1997).

  *4.6 Fifth Supplemental Indenture, dated as of February 29, 1996, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.6 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
        1997).

Exhibit                                                                  Page
Number                     Description of Exhibit                        Number

   *4.7 Sixth Supplemental Indenture, dated as of November 28, 1997, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.7 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25,
            1999).

   *4.8 Seventh Supplemental Indenture, dated as of November 1, 1998, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.8 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25,
            1999).

   *4.9 Eighth Supplemental Indenture, dated as of November 30, 1998, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.9 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25,
            1999).

   *4.10 Ninth Supplemental Indenture, dated as of November 1, 1999, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.10 to the Registrant's Form 10-K for the year ended December 31, 1999, File No. 33-46795, on March 22,
            2000).

    4.11 Tenth Supplemental Indenture, dated as of November 1, 2000, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Suntrust Bank (formerly Crestar Bank), as Trustee.

   *4.12    Form of Bonds, 1992 Series A (filed as exhibit 4.2 to
            Amendment No. 1 to the Registrant's Form S-1
            Registration Statement, File No. 33-46795, filed on May
            6, 1992).

   *4.13 Form of Bonds, 1992 Series C (filed as exhibit 4.23 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

   *4.14 Form of Bonds, 1993 Series A (filed as exhibit 4.2 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

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

***10.3 Amended and Restated Interconnection and Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997 (filed as exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1998, File No. 33-46795, filed on March 25, 1999).

Exhibit                                                              Page
Number                     Description of Exhibit                    Number

***10.4 Service Agreement for Network Integration Transmission Service to Old Dominion Electric Cooperative between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997 (filed as exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1999, File No. 33-46795, on March 22, 2000).

***10.5 Network Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997 (filed as exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1999, File No. 33-46795, on March 22, 2000).

  *10.6 Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, dated as of May 31, 1990 (filed as exhibit 10.4 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

  *10.7 Amendment No. 1 to the Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, effective March 12, 1993 (filed as exhibit 10.34 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

  *10.8 Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of May 31, 1990 (filed as exhibit 10.6 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

  *10.9 Amendment to the Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, effective January 17, 1995 (filed as exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

  *10.10 Coal-Fired Unit Turnkey Contract (Volume 1), dated April
         6, 1989, and the Unit 2 Amendment (Volume 1), dated May 31, 1990, between Virginia Electric and Power Company and Old Dominion Electric Cooperative, Westinghouse Electric Corporation, Black & Veatch Engineers-Architects, Combustion Engineering, Inc. and H.B. Zachry Company (Volumes 2 - 11 contain technical specifications only) (filed as exhibit 10.7 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

  *10.11 Electric Service Agreement between Old Dominion Electric
         Cooperative and Appalachian Power Company, dated July 2, 1990 (filed as exhibit 10.8 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

  *10.12 Electric Service Agreement between Old Dominion Electric
         Cooperative and Appalachian Power Company, dated March 6, 1991 (filed as exhibit 10.9 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

Exhibit                                                              Page
Number                     Description of Exhibit                    Number

  *10.13  Electric Service Agreement between The Potomac Edison
          Company and Old Dominion Electric Cooperative, dated
          October 4, 1991 (filed as exhibit 10.11 to the
          Registrant's Form S-1 Registration Statement, File No.
          33-46795, filed on March 27, 1992).

  *10.14 Amendment to Electric Service Agreement between The Potomac Edison Company and Old Dominion Electric Cooperative, dated October 4, 1991 (filed as exhibit
          10.36 to Amendment No. 2 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on May 26, 1993).

  *10.15  Lease Agreement between Old Dominion Electric
          Cooperative and Regional Headquarters, Inc., dated July
          29, 1986 (filed as exhibit 10.27 to the Registrant's
          Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

  *10.16 Credit Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December 1, 1985 (filed as exhibit 10.28 to the Registrant's Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

  *10.17  Nuclear Decommissioning Trust Agreement between Old
          Dominion Electric Cooperative and Bankers Trust
          Company, dated March 1, 1991 (filed as exhibit 10.29 to the Registrant's Form S-1 Registration Statement, File
          No. 33-46795, filed on March 27, 1992).

  *10.18  Form of Salary Continuation Plan (filed as exhibit
          10.31 to the Registrant's Form S-1 Registration
          Statement, File No. 33-46795, filed on March 27, 1992).

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

  *10.31 Capacity and Energy Sales Agreement between Old Dominion Electric Cooperative and Public Service Electric and Gas, dated December 17, 1992, effective January 1, 1995 (filed as exhibit 10.30 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

Exhibit                                                              Page
Number                     Description of Exhibit                    Number

 *10.32 First Supplement to Capacity and Energy Sales Agreement between Old Dominion Electric Cooperative and Public Service Electric & Gas, dated March 26, 1993 (filed as exhibit 10.32 to the Registrant's Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

  10.33     Interconnection Agreement between Delmarva Power &
            Light Company and Old Dominion Electric Cooperative, dated November 30, 1999.

 *10.34 Transmission Service Agreement between Delmarva Power & Light Company and Old Dominion Electric Cooperative, effective January 1, 1995 (filed as exhibit 10.39 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

 *10.35 Participation Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co.(filed as exhibit 10.35 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

 *10.36 Clover Unit 1 Equipment Interest Lease Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Equipment Head Lessor, and State Street Bank and Trust Company, as Equipment Head Lessee (filed as exhibit 10.36 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

**10.37 Equipment Operating Lease Agreement, dated as of February 29, 1996, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee (filed as exhibit 10.37 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

**10.38 Corrected Option Agreement to Lease, dated as of February 29, 1996, among Old Dominion Electric Cooperative and State Street Bank and Trust Company (filed as exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

 *10.39 Clover Agreements Assignment and Assumption Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Assignor, and State Street Bank and Trust Company, as Assignee (filed as exhibit
            10.39 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
            1996).

 *10.40 Deposit Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Depositor, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch, as Issuer (filed as exhibit 10.40 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

Exhibit                                                              Page
Number                     Description of Exhibit                    Number

  *10.41 Deposit Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee (filed as exhibit 10.41 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.42 Payment Undertaking Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch (filed as exhibit
            10.42 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
            1996).

  *10.43 Payment Undertaking Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and State Street Bank and Trust Company, as Payment Undertaking Pledgee (filed as exhibit 10.43 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.44 Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee (filed as exhibit 10.44 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.45 Tax Indemnity Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht-America Finance Co (filed as exhibit 10.45 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.46 Participation Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Clover Unit 2 Generating Trust, Wilmington Trust Company, the Owner Participant named therein and Utrecht-America Finance Co (filed as exhibit 10.46 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

 **10.47 Clover Unit 2 Equipment Interest Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Clover Unit 2 Generating Trust (filed as exhibit
            10.47 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
            1996).

 **10.48 Operating Equipment Agreement, dated as of July 1, 1996, between Clover Unit 2 Generating Trust and Old Dominion Electric Cooperative (filed as exhibit 10.48 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
            1996).

  *10.49 Clover Agreements Assignment and Assumption Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Assignor, and Clover Unit 2 Generating Trust, as Assignee (filed as exhibit 10.49 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

Exhibit                                                              Page
Number                     Description of Exhibit                    Number

  *10.50 Deed of Ground Lease and Sublease Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Ground Lessor, and Clover Unit 2 Generating Trust, as Ground Lessee (filed as exhibit
          10.50 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
          1996).

  *10.51 Guaranty Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and AMBAC Indemnity Corporation (filed as exhibit 10.51 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.52 Investment Agreement, dated as of July 1, 1996, among AMBAC Capital Funding, Inc., Old Dominion Electric Cooperative and AMBAC Indemnity Corporation (filed as exhibit 10.52 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.53 Investment Agreement Pledge Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, as Investment Agreement Pledgor, AMBAC Indemnity Corporation, the Owner Participant named therein and Clover Unit 2 Generating Trust (filed as exhibit 10.53 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
          1996).

  *10.54 Equity Security Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Pledgor, and Wilmington Trust Company, as Collateral Agent (filed as exhibit 10.54 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.55 Payment Undertaking Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch (filed as exhibit
          10.55 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20,
          1996).

  *10.56 Payment Undertaking Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and Clover Unit 2 Generating Trust, as Payment Undertaking Pledgee (filed as exhibit 10.56 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.57 Subordinated Deed of Trust and Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Richard W. Gregory, Trustee, and Michael
          P. Drzal, Trustee (filed as exhibit 10.57 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

  *10.58 Subordinated Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, the Owner Participant named therein, AMBAC Indemnity Corporation and Clover Unit 2 Generating Trust (filed as exhibit 10.58 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

Exhibit                                                              Page
Number                     Description of Exhibit                    Number

  *10.59 Tax Indemnity Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and the Owner Participant named therein (filed as exhibit 10.59 to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1996).

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