Form 10-Q
period 2001-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2001-05-15
CIK 885568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------


                                    FORM 10-Q
(Mark One)

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to
                                                ----------    ----------

                         Commission file number 33-46795


                        OLD DOMINION ELECTRIC COOPERATIVE
             (Exact Name of Registrant as Specified in Its Charter)



                  VIRGINIA                                  23-7048405
         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                 Identification No.)

4201 Dominion Boulevard, Glen Allen, Virginia                   23060
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

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX


                                                                                               Page
                                                                                              Number
                                                                                              ------


PART I.  Financial Information


Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets - March 31, 2001 (Unaudited)
                 and December 31, 2000                                                            3

               Condensed Consolidated Statements of Revenues, Expenses and
                 Patronage Capital (Unaudited) - Three Months Ended
                 March 31, 2001 and 2000                                                          4

               Condensed Consolidated Statements of Comprehensive Income (Unaudited) -
                 Three Months Ended March 31, 2001 and 2000                                       4

               Condensed Consolidated Statements of Cash Flows (Unaudited) - Three
                 Months Ended March 31, 2001 and 2000                                             5

               Notes to Condensed Consolidated Financial Statements                               6


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                       7


PART II.  Other Information


Item 1.     Legal Proceedings                                                                    13

Item 6.     Exhibits and Reports on Form 8-K                                                     13

Signature                                                                                        14



                        OLD DOMINION ELECTRIC COOPERATIVE
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31,              December 31,
                                                                                  2001                     2000
                                                                           ------------------       ------------------
                                                                                         (in thousands)
ASSETS:                                                                          (unaudited)                      (*)
----------------------------------------------------------------------
Electric Plant:
       In service                                                              $     902,099            $     900,290
       Less accumulated depreciation                                                (325,330)                (304,588)
                                                                           ------------------       ------------------
                                                                                     576,769                  595,702
       Nuclear fuel, at amortized cost                                                 4,329                    5,598
       Construction work in progress                                                  61,955                   47,598
                                                                           ------------------       ------------------
              Net Electric Plant                                                     643,053                  648,898
                                                                           ------------------       ------------------
Investments:
       Nuclear decommissioning trust                                                  61,448                   60,530
       Lease deposits                                                                130,437                  131,364
       Other                                                                          56,828                   54,836
                                                                           ------------------       ------------------
              Total Investments                                                      248,713                  246,730
                                                                           ------------------       ------------------
Current Assets:
       Cash and cash equivalents                                                      37,314                   20,259
       Receivables                                                                    44,002                   46,769
       Fuel, materials and supplies, at average cost                                  10,079                   10,236
       Prepayments                                                                     1,617                    1,508
       Deferred energy                                                                30,829                   15,376
                                                                           ------------------       ------------------
              Total Current Assets                                                   123,841                   94,148
                                                                           ------------------       ------------------
Deferred Charges                                                                      20,726                   20,796
                                                                           ------------------       ------------------
                     Total Assets                                              $   1,036,333            $   1,010,572
                                                                           ==================       ==================

CAPITALIZATION AND LIABILITIES:
----------------------------------------------------------------------
Capitalization:
       Patronage capital                                                       $     226,554            $     224,598
       Accumulated other comprehensive income                                            657                     (256)
       Long-term debt                                                                448,891                  449,823
                                                                           ------------------       ------------------
              Total Capitalization                                                   676,102                  674,165
                                                                           ------------------       ------------------
Current Liabilities:
       Long-term debt due within one year                                             30,488                   30,488
       Accounts payable                                                               32,178                   29,091
       Accounts payable - members                                                     34,134                   20,912
       Accrued expenses                                                               15,201                    6,849
                                                                           ------------------       ------------------
              Total Current Liabilities                                              112,001                   87,340
                                                                           ------------------       ------------------
Deferred Credits and Other Liabilities:
       Decommissioning reserve                                                        61,448                   60,530
       Obligations under long-term leases                                            133,406                  134,463
       Other                                                                          53,376                   54,074
                                                                           ------------------       ------------------
              Total Deferred Charges and Other Liabilities                           248,230                  249,067
                                                                           ------------------       ------------------
Committments and Contingencies                                                             -                        -
                                                                           ------------------       ------------------
                    Total Capitalization and Liabilities                        $   1,036,333            $   1,010,572
                                                                           ==================       ==================

----------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the condensed consolidated financial statements.

(*) The Condensed Consolidated Balance Sheet at December 31, 2000, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                 CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                           -------------------------------------------
                                                                                 2001                     2000
                                                                            ------------------       ------------------
                                                                                         (in thousands)
Operating Revenues                                                              $    122,288             $    104,885
                                                                           ------------------       ------------------

Operating Expenses:
       Fuel                                                                           13,707                   11,759
       Purchased power                                                                62,024                   41,004
       Operations and  maintenance                                                     8,537                    8,526
       Administrative and general                                                      6,567                    4,116
       Depreciation, amortization, and decommissioning                                20,229                   25,173
       Taxes other than income taxes                                                     804                    1,960
                                                                           ------------------       ------------------
              Total Operating Expenses                                               111,868                   92,538
                                                                           ------------------       ------------------
                    Operating Margin                                                  10,420                   12,347
Other Income/(Expense), net                                                              490                     (468)
Investment Income                                                                        767                    1,093
Interest Charges, net                                                                 (9,721)                 (10,798)
                                                                           ------------------       ------------------
                    Net Margin                                                         1,956                    2,174
Patronage Capital-Beginning of Period                                                224,598                  216,369
                                                                           ------------------       ------------------
Patronage Capital-End of Period                                                 $    226,554             $    218,543
                                                                           ==================       ==================

----------------------------------------------------------------------------------------------------------------------



                        OLD DOMINION ELECTRIC COOPERATIVE

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                Three Months
                                                                   Ended
                                                                  March 31,
                                                 -------------------------------------------
                                                       2001                     2000
                                                 ------------------       ------------------
                                                   (in thousands)
Net Margin                                            $      1,956             $      2,174
Other Comprehensive Income:
     Unrealized gain/(loss) on investments
                                                               913                   (2,027)
                                                 ------------------       ------------------
Comprehensive Income                                  $      2,869             $        147
                                                 ==================       ==================

----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                           -------------------------------------------
                                                                                 2001                     2000
                                                                           ------------------       ------------------
                                                                                         (in thousands)
Operating Activities:
     Net margin                                                              $      1,956             $      2,174
     Adjustments to reconcile net margin to
       net cash provided
       by operating activities:
          Depreciation, amortization, and decommissioning                          20,229                   25,173
          Other noncash charges                                                     1,976                    1,951
          Amortization of lease obligations                                         2,362                    2,264
          Interest on lease deposits                                               (2,313)                  (2,214)
          Change in current assets                                                (12,638)                   5,104
          Change in current liabilities                                            24,661                   12,248
     Deferred charges and credits                                                      10                     (182)
                                                                           ---------------       ------------------
                         Net Cash Provided by
                           Operating Activities                                    36,243                   46,518
                                                                           ---------------       ------------------

Investing Activities:
     Lease deposits and other investments                                         (1,079)                     345
     Electric plant additions                                                    (16,173)                  (4,624)
     Decommissioning fund deposits                                                  (170)                    (170)
                                                                           ---------------       ------------------
                         Net Cash Used in Investing Activities                   (17,422)                  (4,449)
                                                                           ---------------       ------------------

Financing Activities:
     Principal payments and purchases of long-term debt                           (1,587)                 (13,148)
     Obligations under long-term leases                                             (179)                    (177)
                                                                           ---------------       ------------------
                         Net Cash Used in Financing Activities                    (1,766)                 (13,325)
                                                                           ---------------       ------------------
                              Net Increase in Cash and Cash Equivalents           17,055                   28,744
Cash and Cash Equivalents - Beginning of Period                                   20,259                   25,088
                                                                           ---------------       ------------------
Cash and Cash Equivalents - End of Period                                    $    37,314             $     53,832
                                                                           ===============       ==================

----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative (Old Dominion), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of March 31, 2001, and its consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2001 and 2000. The consolidated results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. In 1997, Old Dominion adopted certain strategic objectives designed to mitigate the effects of transition to a competitive electric market (Strategic Plan Initiative or SPI). The SPI calls for the accumulation of $241.0 million in cash and cash equivalents from 1998 through 2003 with the objective of reducing Old Dominion's reliance on debt. A provision of the SPI requires that it be updated periodically based on revised projections, projected targets, legislation, and the status of the SPI in terms of achieving its objective. The Board of Directors approves all revisions or modifications.

     In May 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on generation assets from January 1, 1999, through December 31, 2003, and to recover the additional expense through rates pursuant to the comprehensive rate formula filed with and accepted by the Federal Energy Regulatory Commission. During the first quarter of 2001, Old Dominion recorded $14.3 million of additional depreciation compared to $17.9 million during the first quarter of 2000. In May 2001, the Board of Directors approved a resolution to recover $18.8 million of additional depreciation in rates during the remainder of 2001 and $33.1 million per year in 2002 and 2003.

     To date Old Dominion has collected a total of $156.1 million toward its SPI target of $241.0 million and has purchased a total of $84.1 million of its higher cost outstanding debt, including $1.6 million in the first quarter of 2001.

3. Effective January 1, 2001, Old Dominion adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of these accounting standards did not have a significant effect on Old Dominion's financial statements. However, the Financial Accounting Standards Board continues to finalize and release interpretive guidance, and therefore, no assurance can be given that any new interpretive guidance, if contrary to Old Dominion's current interpretation of SFAS 133 and SFAS 138, will not have a significant impact on Old Dominion's future financial position, results of operations, comprehensive income, or cash flows.

4. Certain reclassifications have been made to the accompanying prior year's consolidated financial statements to conform to the current year's presentation.

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

Results of Operations

Operating Revenues

     Old Dominion's operating revenues are derived from power sales to its members and to nonmembers. Revenues from sales to members are a function of the requirement for power by the members' consumers and Old Dominion's cost of service in meeting that requirement. The major factors affecting members' consumers' demand for power are the growth in the number of consumers, seasonal weather fluctuations, and in the future, retail competition.

     Sales to nonmembers represent sales of excess purchased energy and sales of excess energy from the Clover Power Station (Clover). Excess purchased energy is sold to the Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) power pool. Excess energy from Clover is sold to Virginia Electric and Power Company (Virginia Power) pursuant to the requirements of the Clover Operating Agreement. In light of deregulation initiatives in Virginia, Old Dominion and Virginia Power have agreed that the Clover Operating Agreement will have to be restructured prior to January 1, 2002, to permit Old Dominion to sell its excess energy from Clover to others as well as to Virginia Power on changed terms.

     The primary factors affecting member revenues are power sales volume, demand and energy rates, fuel adjustment rate, and margin stabilization adjustment. Cold weather in the first quarter of 2001 resulted in an increase in member demand and energy sales of 12.0% and 7.5%, respectively, over the first quarter of 2000, which, combined with an increase in the fuel adjustment rate caused by higher energy costs, resulted in a $27.2 million increase in revenues over the first quarter of 2000. The increases were offset by a $12.6 million decrease in member revenues caused by a 4.0% reduction in the demand rate effective April 1, 2000, and a $5.9 million change in the margin stabilization adjustment. Nonmember revenues increased $2.8 million over the first quarter of 2000 primarily as a result of the sale of excess purchased energy to PJM.

     Member demand and energy sales for the three months ended March 31, 2001 and 2000, were as follows:

                                  Three Months Ended
                                          March 31,
                             --------------------------
                                 2001             2000
                             ----------        --------
     Demand sales (MW)            4,794           4,279
     Energy sales (MWh)       2,460,548       2,288,644

     Weather affects customer demand for electricity. Cold winters and hot summers increase demand while mild weather reduces demand. The weather's effect is measured using degree days. A degree day is the difference between the average daily temperature and a baseline temperature of 65 degrees. Heating degree days result when the average daily temperature is below 65 degrees; cooling degree days result when the average daily temperature is above 65 degrees. Heating and cooling degree days for the first quarter of 2001 and 2000 were as follows:

                                                       Three Months Ended
                                               ---------------------------------
                                                               March 31,
                                               ---------------------------------
                                                2001         2000        Normal
                                                ----         ----        ------
    Heating degree days                         2,119        1,894         1,969
    Percentage change compared to prior year    11.90%       (2.57)%
    Cooling degree days                           -              6             6
    Percentage change compared to prior year    100.0            -

     Effective April 1, 2001, Old Dominion increased its energy rate to members approximately 35% and, to partially offset this increase, reduced its demand rate approximately 20%. The energy rate was increased to recover the current deferred energy balance and to partially offset future deferred energy charges anticipated from projected higher energy costs. Over a period of time, the energy related component of Old Dominion's costs has increased more rapidly than its energy rate.

Operating Expenses

     Old Dominion has an 11.6% undivided ownership interest in the North Anna Nuclear Power Station (North Anna) and a 50% undivided ownership interest in Clover. Power plants, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs; however, such facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear and other power plants, including Old Dominion, incur the embedded fixed costs of these facilities whether or not the units operate.

     When either North Anna or Clover is off-line, Old Dominion must purchase replacement energy from either Virginia Power, which is more costly, or the market, which may be more or less costly. As a result, Old Dominion's operating expenses, and therefore its rates to its members, are significantly affected by the operation of North Anna and Clover.

     Actual North Anna and Clover capacity factors for the first quarter of 2001 and 2000 were as follows:

                                       North Anna                          Clover
                                --------------------------    ------------------------------
                                   Three Months Ended                Three Months Ended
                                       March 31,                          March 31,
                                --------------------------    ------------------------------
                                   2001          2000                2001          2000
                                ---------     ---------           ---------     ---------
             Unit 1              100.9%           71.4%             77.4%           91.2%
             Unit 2               66.3           102.5              95.3            84.0
             Combined             83.6            87.0              86.4            87.6%

     As of March 31, 2001, North Anna Unit 1 had been on-line for 324 consecutive days. North Anna Unit 2 began a scheduled refueling outage on March 11, 2001, and was returned to service on April 10, 2001, four days ahead of schedule. During the first quarter of 2000, North Anna Unit 1 ran for 522 consecutive days before it began a scheduled refueling outage on March 12, 2000. The unit was returned to service on April 8, 2000. Unit 2 had been online for 120 consecutive days as of March 31, 2000.

     During the first quarter of 2001, Clover Unit 1 was off-line 13 days for a scheduled maintenance outage. Clover Unit 2 was not off-line during the first quarter of 2001. Clover Units 1 and 2 each experienced minor outages during the first quarter of 2000.

     In addition to power generated at Clover and North Anna, Old Dominion purchases power from Virginia Power, Public Service Electric & Gas, Conectiv Energy, Pennsylvania Power & Light, and others. Old Dominion's energy supply for 2001 and 2000 was as follows:

                                                             Three Months Ended
                                                                   March 31,
                                               ------------------------------------------------
                                                          2001                      2000
                                               ---------------------      ---------------------
                                                    (MWh)                   (MWh)
 Generated:
    Clover                                         813,540      31.7%        835,669      35.0%
    North Anna                                     386,134      15.0         394,461      16.5
                                                ----------      ----     -----------      ----
        Total Generated                          1,199,674      46.7       1,230,130      51.5
                                                 ---------      ----       ---------      ----
 Purchased Power:
    Virginia Area                                  727,747      28.3         572,824      24.0
    Delmarva Area                                  576,769      22.5         524,985      21.9
    Other                                           63,499       2.5          62,599       2.6
                                                ----------   -------      ----------   -------
        Total Purchased Power                    1,368,015      53.3       1,160,408      48.5
                                                 ---------    ------       ---------    ------
            Total Available Energy               2,567,689     100.0%      2,390,538     100.0%
                                                 =========     =====       =========     =====

    Market forces influence the structure of new power supply contracts. Within PJM, Old Dominion's contracts reflect the need to have capacity (either owned generation or purchase contracts) to meet load. For supplying energy , Old Dominion purchases energy from the market or utilizes the PJM power pool when economical. In Virginia, demand and energy requirements contracts are provided principally by Virginia Power, American Electric Power-Virginia, and Allegheny Power System, although energy may be displaced under the Interconnection and Operating Agreement with Virginia Power.

2001 Compared to 2000

    Weather, higher energy costs, and accelerated depreciation recorded under Old Dominion's Strategic Plan Initiative were the primary factors affecting operating expenses in the first quarter of 2001.

    Cold weather, a decrease in production, and higher energy costs resulted in an increase in purchased power expenses.

    Fuel costs increased in the first quarter of 2001 as compared to the first quarter of 2000 because of higher coal costs and an inventory adjustment related to 2000, which was not received until 2001.

    Depreciation and amortization consists primarily of accelerated depreciation recorded on generation assets in accordance with Old Dominion's Strategic Plan Initiative. Accelerated depreciation for the three months ended March 31, 2001 and 2000, was $14.3 million and $17.9 million, respectively.

    Investment income decreased in the first quarter of 2001 as compared to the same period in 2000 because of a decrease in invested cash and cash equivalents resulting from the purchase of $33.3 million of outstanding debt in 2000 and $50.4 million in payments made on combustion turbine generators ($11.0 million in the first quarter of 2001).

    Interest on long-term debt decreased in the first quarter of 2001 as compared to the first quarter of 2000 because of the purchase of $33.3 million of outstanding debt and $28.5 million in debt principal payments in 2000.

Liquidity and Capital Resources

    Operating activities in the first three months of 2001 and 2000 were affected primarily by accelerated depreciation recorded on generation assets and changes between periods in noncash working capital accounts. In the first quarter of both 2001 and 2000, operating cash was sufficient to meet Old Dominion's total cash requirements.

    Investing activities in the first quarter of 2001 consisted primarily of deposits for combustion turbine generators.

     Old Dominion has entered into a joint development agreement with Con Edison Development, an unregulated subsidiary of Consolidated Edison, Inc., to jointly develop the first phase of a 1,020 MW peaking power generation facility near Rock Springs, Maryland. In November 2000, Old Dominion obtained a Certificate of Public Convenience and Necessity (CPCN) from the Maryland Public Service Commission (MPSC) and all major environmental permits subject to the CPCN conditions. Old Dominion expects to begin construction in mid-summer 2001 with the first phase, consisting of three combustion turbine generators, scheduled to be complete in 2003. Under the agreement with Con Edison Development, Old Dominion will own two-thirds and Con Edison Development will own one-third of the generation capacity of the first phase. The two companies will jointly own the common facilities at the site. The second phase, consisting of three additional combustion turbine generators, is scheduled to be complete in 2004.

    Financing activities were minimal in the first quarter of 2001. However, in the first quarter of 2000, financing activities resulted in a cash outflow because Old Dominion used its available cash to purchase outstanding debt.

  Strategic Plan Initiative

     In 1997, Old Dominion adopted certain strategic objectives designed to mitigate the effects of transition to a competitive electric market (Strategic Plan Initiative or SPI). The SPI calls for the accumulation of $241.0 million in cash and cash equivalents from 1998 through 2003 with the objective of reducing Old Dominion's reliance on debt. A provision of the SPI requires that it be updated periodically based on revised projections, projected targets, legislation, and the status of the SPI in terms of achieving its objective. The Board of Directors approves all revisions or modifications.

     In May 1999, Old Dominion's Board of Directors unanimously approved a resolution to record accelerated depreciation on generation assets from January 1, 1999, through December 31, 2003, and to recover the additional expense through rates pursuant to the comprehensive rate formula filed with and accepted by the Federal Energy Regulatory Commission. During the first quarter of 2001, Old Dominion recorded $14.3 million of additional depreciation compared to $17.9 million during the first quarter of 2000. In May 2001, the Board of Directors approved a resolution to recover $18.8 million of additional depreciation in rates during the remainder of 2001 and $33.1 million per year in 2002 and 2003.

    To date Old Dominion has collected a total of $156.1 million toward its SPI target of $241.0 million and has purchased a total of $84.1 million of its higher cost outstanding debt, including $1.6 million in the first quarter of 2001.

Competition and Changing Regulations

     Each of the four states in which Old Dominion's members operate (Virginia, Maryland, Delaware, and West Virginia) have enacted legislation that addresses deregulation of the electric utility industry, and that outlines a process by which electric utilities within their respective jurisdictions, including cooperatives, will transition to competition. The individual deregulation plans adopted by the Virginia, Maryland, and Delaware legislatures require previously regulated electric utilities to unbundle the component parts of their generation, transmission, and distribution. Power transmission and distribution will remain under government regulation; however, power generation will be deregulated and utilities will compete for customers in the open market. The plans of Virginia, Maryland, and Delaware each indicate that cooperatives will remain the default provider of power in their assigned territories, and will retain the metering and billing functions. Each of these plans also provides for recovery of stranded costs over a specified transition period; however, the timing of implementation in each state is different. Additionally, each member is legislatively required to submit a restructuring plan to its respective state regulatory commission, including its assessment of stranded costs and proposed unbundled rate structure. Specific and unique aspects of each state's legislation are detailed below.

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

                                        Percentage of Old Dominion's Load Sales
                                        ---------------------------------------
                                            2000      2001       2002-2004
                                            ----      ----       ---------

     Virginia                                 - %       - %         78.8%(1)
     Maryland                                 -          9.5(2)      9.5 (2)
     Delaware                                 0.6       11.5        11.5
     West Virginia                            -          -           0.2
                                           ------      -----      ------
        Old Dominion's Total System           0.6%      21.0%      100.0%
                                           ======       ====       =====
------------------
(1) The opportunity for Virginia consumers to shop for electricity will be phased in between January 1, 2002, and January 1, 2004.

(2) Old Dominion's Maryland member volunteered to offer customer choice by July 1, 2001.

     Virginia. Electric utility restructuring legislation in Virginia provides for retail choice to be phased in between January 1, 2002, and January 1, 2004, in accordance with a schedule to be developed by the Virginia State Corporation Commission (VSCC). Each utility was required to submit to the VSCC by January 1, 2001, its plan for functional separation. The cooperatives submitted their individual plans for functional separation by the January 1, 2001, deadline. The plans have been docketed and are pending at the VSCC.

     The deregulation plan in Virginia calls for capping rates, excluding the recovery of fuel costs, from January 1, 2002, to July 1, 2007, at levels that were in effect on July 1, 1999. However, a utility could petition the VSCC for an increase in rates prior to January 1, 2001. Four of Old Dominion's members petitioned for such rate increases. During this period, utilities may collect stranded costs through operation of the capped rates and a wires charge that is applied to all customers who choose an alternative power supplier.

     Maryland. Electric utility restructuring legislation in Maryland requires a three-year phase-in of retail competition beginning with investor-owned utilities on July 1, 2001. Such phase-in is to be completed by July 1, 2003, at which time all customers will be able to choose their electric supplier. The legislation calls for a 3.0% to 7.5% rate reduction for non-cooperative residential customers upon commencement of competition; however, no such rate reduction is required for cooperative customers. Rates for all customers are to be frozen for four years from the date of commencement of competition.

     The same legislation required the cooperatives in Maryland to present to the MPSC a plan whereby all cooperative customers would have choice by July 1, 2003. Old Dominion's Maryland member, Choptank Electric Cooperative (Choptank), made such a filing in July 1999. In this filing, Choptank requested recovery of its stranded costs and volunteered to offer choice to all of its customers by July 1, 2001. In July 2000, Choptank, the staff of the MPSC, and the Maryland Office of the People's Counsel jointly filed with the MPSC an Agreement of Stipulation and Settlement (Stipulation) that incorporated stranded cost recovery for Choptank. No parties to the Stipulation objected to its terms or conditions. In October 2000, a hearing was held before the commissioners of the MPSC, wherein the commissioners were asked to accept the Stipulation. Choptank is awaiting the final order regarding the matter.

     Delaware. Electric utility restructuring legislation in Delaware required a phase-in of retail competition beginning October 1, 1999, for customers of the state's investor-owned electric utility (Conectiv) and April 1, 2000, for customers of Delaware Electric Cooperative (DEC), Old Dominion's Delaware member. As of April 1, 2001, all customers of DEC, representing approximately 11.5% of Old Dominion's total load sales, have the option to choose their power supplier. To date none of these customers has changed to an alternative power supplier.

     Rates for Conectiv's residential customers were reduced 7.5% effective October 1, 1999, and will remain frozen at those levels through September 30, 2003. Rates for Conectiv's non-residential customers are to remain frozen at their October 1, 1999, levels through September 30, 2002. DEC's customers' rates are to be frozen at current levels through March 31, 2005.

     The Delaware legislation required that DEC file a restructuring and rate unbundling plan, including any proposed collection of the member cooperative's stranded costs. DEC filed such a plan in September 1999 and Old Dominion intervened in this proceeding to represent the interests of all of its members. In April 2000, the Delaware Public Service Commission (DPSC) issued its final opinion and order indicating that it is the determination of the DPSC that DEC has no stranded costs and therefore cannot collect such costs from those customers who choose an alternative power supplier.

     West Virginia. Restructuring legislation in West Virginia has been delayed.

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

Other Matters

     In March 2001, Old Dominion became a member of ACES Power Marketing LLC
(APM), an energy trading and risk management company. APM will act as agent to provide wholesale power trading, settlement, modeling, and risk control execution services related to Old Dominion's power supply portfolio.

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


Item 6.    Exhibits and Reports on Form 8-K.

     (b)   Reports on Form 8-K.

           The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OLD DOMINION ELECTRIC COOPERATIVE
                                                    Registrant




Date:     May 14, 2001                    /s/Daniel M. Walker
                              -------------------------------------------------
                                             Daniel M. Walker
                              Senior Vice President of Accounting and Finance
                                            (Chief Financial Officer)