Form 10-Q
period 2001-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2001-08-14
CIK 885568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________


                                    FORM 10-Q
(Mark One)

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       ---             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                   __________

                                 (804) 747-0592
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No   X
                                       ----     -----


The Registrant is a membership corporation and has no authorized or outstanding equity securities.

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.  Financial Information
Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets - June 30, 2001 (Unaudited)
             and December 31, 2000                                                    3

           Condensed Consolidated Statements of Revenues, Expenses and
             Patronage Capital (Unaudited) - Three and Six Months Ended
             June 30, 2001 and 2000                                                   4

           Condensed Consolidated Statements of Comprehensive Income (Unaudited) -
             Three and Six Months Ended June 30, 2001 and 2000                        4

           Condensed Consolidated Statements of Cash Flows (Unaudited) - Six
             Months Ended June 30, 2001 and 2000                                      5

           Notes to Condensed Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                8


PART II. Other Information


Item 1.  Legal Proceedings                                                           15

Item 6.  Exhibits and Reports on Form 8-K                                            15

Signature                                                                            16

                        OLD DOMINION ELECTRIC COOPERATIVE
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                June 30,            December 31,
                                                                                  2001                  2000
                                                                            -----------------     -----------------
                                                                                          (in thousands)
ASSETS:                                                                           (unaudited)                   (*)
-------------------------------------------------------------------------
Electric Plant:
       In service                                                                $   899,957           $   900,290
       Less accumulated depreciation                                                (334,267)             (304,588)
                                                                            -----------------     -----------------
                                                                                     565,690               595,702
       Nuclear fuel, at amortized cost                                                 2,962                 5,598
       Construction work in progress                                                  80,389                47,598
                                                                            -----------------     -----------------
              Net Electric Plant                                                     649,041               648,898
                                                                            -----------------     -----------------
Investments:
       Nuclear decommissioning trust fund                                             60,374                60,530
       Lease deposits                                                                132,754               131,364
       Other                                                                          57,545                54,836
                                                                            -----------------     -----------------
              Total Investments                                                      250,673               246,730
                                                                            -----------------     -----------------
Current Assets:
       Cash and cash equivalents                                                      32,046                20,259
       Receivables                                                                    44,500                46,769
       Fuel, materials and supplies, at average cost                                  10,904                10,236
       Prepayments                                                                     1,898                 1,508
       Deferred energy                                                                21,085                15,376
                                                                            -----------------     -----------------
              Total Current Assets                                                   110,433                94,148
                                                                            -----------------     -----------------
Deferred Charges:                                                                     22,804                20,796
                                                                            -----------------     -----------------
                     Total Assets                                                $ 1,032,951           $ 1,010,572
                                                                            =================     =================

CAPITALIZATION AND LIABILITIES:
-------------------------------------------------------------------------
Capitalization:
       Patronage capital                                                         $   220,994           $   224,598
       Accumulated other comprehensive income                                            642                  (256)
       Long-term debt                                                                447,564               449,823
                                                                            -----------------     -----------------
              Total Capitalization                                                   669,200               674,165
                                                                            -----------------     -----------------
Current Liabilities:
       Long-term debt due within one year                                             30,488                30,488
       Accounts payable                                                               31,039                29,091
       Accounts payable  - Members                                                    45,222                20,912
       Accrued expenses                                                                6,877                 6,849
                                                                            -----------------     -----------------
              Total Current Liabilities                                              113,626                87,340
                                                                            -----------------     -----------------
Deferred Credits and Other Liabilities:
       Decommissioning reserve                                                        60,374                60,530
       Obligations under long-term leases                                            135,772               134,463
       Other                                                                          53,979                54,074
                                                                            -----------------     -----------------
              Total Deferred Credits and Other Liabilities                           250,125               249,067
                                                                            -----------------     -----------------
Commitments and Contingencies                                                              -                     -
                                                                            -----------------     -----------------
                     Total Capitalization and Liabilities                        $ 1,032,951           $ 1,010,572
                                                                            =================     =================

-------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of the consolidated financial statements.

   (*) The Consolidated Balance Sheet at December 31, 2000, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                 CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)



                                                   Three Months Ended                          Six Months Ended
                                                        June 30,                                    June 30,
                                         ------------------------------------    ---------------------------------------
                                               2001                  2000                2001                  2000
                                         ----------------    ----------------    -----------------     -----------------
                                                                         (in thousands)

Operating Revenues                           $ 111,933              $ 95,349            $ 234,221             $ 200,234
                                         --------------    ------------------    -----------------     -----------------

Operating Expenses:
       Fuel                                     14,046                11,558               27,753                23,317
       Purchased power                          61,404                39,972              123,428                80,976
       Operations and maintenance                8,767                 9,068               17,304                17,594
       Administrative and general                4,888                 5,278               11,455                 9,394
       Depreciation, amortization, and
             decommissioning                    11,429                15,653               31,658                40,826
       Taxes other than income taxes               783                 2,536                1,587                 4,496
                                         --------------    ------------------    -----------------     -----------------
              Total Operating Expenses         101,317                84,065              213,185               176,603
                                         --------------    ------------------    -----------------     -----------------
                     Operating Margin           10,616                11,284               21,036                23,631
Other Income/(Expense), net                        192                  (245)                 682                  (713)
Investment Income                                  700                 1,359                1,467                 2,452
Interest Charges, net                           (9,568)              (10,318)             (19,289)              (21,116)
                                         --------------    ------------------    -----------------     -----------------
                     Net Margin                  1,940                 2,080                3,896                 4,254
Patronage Capital-Beginning of Period          226,554               218,543              224,598               216,369
Payment of Capital Credits                      (7,500)                    -               (7,500)                    -
                                         --------------    ------------------    -----------------     -----------------
Patronage Capital-End of Period              $ 220,994             $ 220,623            $ 220,994             $ 220,623
                                         ==============    ==================    =================     =================

------------------------------------------------------------------------------------------------------------------------



                        OLD DOMINION ELECTRIC COOPERATIVE

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                  Three Months Ended                       Six Months Ended
                                                        June 30,                               June 30,
                                             -------------------------------    ---------------------------------------
                                                 2001               2000               2001                  2000
                                             ------------    ---------------    -----------------     -----------------
                                                                       (in thousands)

Net Margin                                       $ 1,940            $ 2,080              $ 3,896               $ 4,254
Other comprehensive income:
     Unrealized (loss)/gain on investments           (15)               132                  898                   165
                                             ------------    ---------------    -----------------     -----------------
Comprehensive income                             $ 1,925            $ 2,212              $ 4,794               $ 4,419
                                             ============    ===============    =================     =================

-----------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                             --------------------------------------
                                                                                  2001                  2000
                                                                             ----------------     -----------------
                                                                              (in thousands)
Operating Activities:
     Net margin                                                                      $ 3,896               $ 4,254
     Adjustments to reconcile net margin to net cash
              provided by operating activities:
          Depreciation, amortization, and decommissioning                             30,358                40,826
          Other noncash charges                                                        4,051                 4,081
          Amortization of lease obligation                                             4,729                 4,535
          Interest on lease deposits                                                  (4,629)               (4,431)
          Change in current assets                                                    (4,498)               (7,837)
          Change in current liabilities                                               18,786                 5,987
     Deferred charges and other                                                         (827)               (2,049)
                                                                             ----------------     -----------------
                            Net Cash Provided by Operating Activities                 51,866                45,366
                                                                             ----------------     -----------------

Financing Activities:
     Reductions of long-term debt                                                     (3,572)              (32,985)
     Obligations under long-term leases                                                 (180)                 (177)
                                                                             ----------------     -----------------
                            Net Cash Used in Financing Activities                     (3,752)              (33,162)
                                                                             ----------------     -----------------

Investing Activities:
     Lease deposits and other investments                                             (1,811)                  392
     Electric plant additions                                                        (34,176)               (6,488)
     Decommissioning fund deposits                                                      (340)                 (340)
                                                                             ----------------     -----------------
                            Net Cash Used in Investing Activities                    (36,327)               (6,436)
                                                                             ----------------     -----------------
                                   Net Change in Cash and Cash Equivalents            11,787                 5,768
Cash and Cash Equivalents - Beginning of Period                                       20,259                25,088
                                                                             ----------------     -----------------
Cash and Cash Equivalents - End of Period                                           $ 32,046              $ 30,856
                                                                             ================     =================

-------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of the consolidated financial statements.

                       OLD DOMINION ELECTRIC COOPERATIVE

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative (Old Dominion), the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of June 30, 2001, and its consolidated results of operations, comprehensive income, and cash flows for the three and six months ended June 30, 2001 and 2000. The consolidated results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Old Dominion's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. In 1997, we adopted certain strategic objectives designed to mitigate the effects of transition to a competitive electric market, which became known as our Strategic Plan Initiative. As part of our Strategic Plan Initiative, our board of directors unanimously approved a resolution to record accelerated depreciation on our generation assets from January 1, 1999 through December 31, 2003, and to recover the additional expense through rates pursuant to our formulary rate. During the first half of 2001, we recorded additional depreciation of $18.1 million ($$4.2 million in the second quarter) as compared to $26.2 million in the first half of 2000 ($8.3 million in the second quarter).

   To date we have collected $160.3 million through our Strategic Plan Initiative and have purchased $86.1 million of our outstanding debt ($3.6 million in the first half of 2001).

   Based on current market projections, we believe that the $160.3 million accumulated through the Strategic Plan Initiative since 1998 and held as cash or investments or already applied to reduce our indebtedness is sufficient to reduce our costs to a level which would enable the member distribution cooperatives' rates for power to their customers to be at or below projected market rates by January 1, 2004. As a result, we ceased recording accelerated depreciation of our generating facilities effective June 1, 2001. At the same time, our board of directors authorized a revenue deferral plan for the period June 1, 2001 through December 31, 2002. Under this plan we estimate that we will collect approximately $9.1 million through our demand rate in 2001, which we will use to partially offset the increases in our demand rate we expect in 2002. At June 30, 2001, we had deferred $1.3 million, which is included in other assets and depreciation, amortization and decommissioning expense.

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

4. In June 2001, we formed TEC Trading, Inc. (TEC) with $7.5 million of capital and immediately distributed the stock of TEC as a patronage distribution to our member distribution cooperatives on the same date. TEC is now owned by our member distribution cooperatives to market energy in excess of their needs, manage the members' exposure to changes in fuel prices and take advantage of other energy trading opportunities, which may become available in the market. In addition, to facilitate TEC's ability to sell energy to the market, we have agreed to guarantee a maximum of $42.5 million of TEC's delivery and payment obligations associated with its energy trades. Our guarantee of TEC's obligations will enable it to maintain credit support sufficient to meet its delivery and payment obligations associated with its energy trades.

5. Certain reclassifications have been made to the accompanying prior year's consolidated financial statements to conform to the current year's presentation.

                        OLD DOMINION ELECTRIC COOPERATIVE

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Caution Regarding Forward Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding matters that could have an impact on our business, financial condition, and future operations. These statements, based on our expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to, general business conditions, increased competition in the electric utility industry, changes in our tax status, demand for energy, federal and state legislative and regulatory actions and legal and administrative proceedings, changes in and compliance with environmental laws and policies, weather conditions, the cost of commodities used in our industry, and unanticipated changes in operating expenses and capital expenditures. Our actual results may vary materially from those discussed in the forward-looking statements as a result of these and other factors. Any forward-looking statement speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.

Results of Operations

Operating Revenues

     Sales to Members. Our operating revenues are derived from power sales to our members and to non-members. Revenues from sales to members are a function of our member distribution cooperatives' customers' requirements for power and our formulary rate for sales of power to our member distribution cooperatives. Our formulary rate is based on our cost of service in meeting these requirements. Our member revenues by formulary rate component, energy sales to our members and average member cost per megawatthour for the three and six month periods ended June 30, 2001 and 2000, were as follows:

                                                    Three Months Ended               Six Months Ended
                                                         June 30,                          June 30,
                                                --------------------------      ---------------------------
                                                   2001           2000              2001            2000
                                                ----------     -----------      ----------      -----------
       Member Revenues (in thousands)
          Demand                               $  45,498          $53,513        $106,097         $119,003
          Energy                                  37,343           36,186          81,449           77,079
          Fuel factor adjustment                  29,158             (607)         43,693           (2,339)
                                               ---------        ---------       ---------        ---------
              Total Member Revenues             $111,999          $89,092        $231,239         $193,743
                                                ========          =======        ========         ========

         Sales (in MWh)                        2,065,651        2,026,301       4,526,199        4,314,945
         Average Member Cost (in MWh)             $54.22           $43.97          $51.09           $44.90

     Three factors significantly affect our member distribution cooperatives' consumers' requirements for power:

o    growth in the number of consumers,

o    growth in consumers' requirements for power, and

o    seasonal weather fluctuations.

   Weather affects the demand for electricity. Although the exact amount of sales attributable to weather conditions cannot be quantified, extreme temperatures tend to increase demand for energy to run heating and air conditioning systems. Mild weather generally reduces demand since heating and air conditioning systems are needed less. Other factors affecting our distribution cooperative members' customers' demand for energy include the amount, size and usage of electronics, machinery and expansion of operations among their commercial and industrial customers.

         Changes in our member revenues attributed to growth in sales volume and changes in our rates for demand and energy (including our base energy rate and our fuel factor adjustment) for the three and six month periods ended June 30, 2001 as compared with the three and six month periods ended June 30, 2000, were as follows:

                                                          Three Months                    Six Months
                                                          Ended June 30,                 Ended June 30,
                                                      2001 Compared to 2000           2001 Compared to 2000
                                                     ----------------------          ----------------------
         Change in member revenues                                         (in thousands)
             due to change in:
              Demand sales volume                            $ (1,310)                     $  3,004
              Energy sales volume                                 691                         3,659
                                                             --------                      --------
                  Total sales volume                             (619)                        6,663
                                                             --------                      --------

               Demand rate                                     (6,702)                      (15,910)
               Energy rate                                     30,228                        46,743
                                                              -------                        ------
                  Total rates                                  23,526                        30,833
                                                              -------                        ------

               Total change in member revenues                $22,907                       $37,496
                                                              =======                       =======

       Total member revenues for the second quarter and first six months of 2001 increased $22.9 million and $37.5 million, or 25.7% and 19.4%, respectively, over the same periods in 2000 primarily as a result of an increase in our average energy rate.

     Our average energy rate for the three and six months ended June 30, 2001, increased 83.3% and 59.6%, respectively, over the same periods in 2000 as a result of increasing our fuel factor adjustment effective April 1, 2001. The base energy rate is a fixed rate in our formulary rate and did not change. We increased our fuel factor adjustment for two reasons. First, our energy costs were higher than we projected and we needed to recover energy costs that we previously incurred but did not fully recover under the base energy rate and existing fuel factor adjustment. Second, we increased the fuel factor adjustment to a level that, combined with the base energy rate, we anticipated would adequately recover future energy costs that we expect to be more expensive than we originally budgeted. These higher energy costs relate to, among other items, coal purchases and short-term power purchases.

     The increase in our energy costs was partially offset by a 13.4% decrease in the average demand rate for the six month period ended June 30, 2001 as compared to 2000, which resulted from three separate reductions in the demand rate. We reduced the demand rate by approximately 1.3% effective January 1, 2001, as a result of the elimination of the gross receipts tax, which had applied to providers of electricity in Virginia. We reduced the demand rate approximately 20.0% in April 2001 to recover evenly the remaining amounts then anticipated to be collected under the Strategic Plan Initiative. Finally, in response to new projected power prices, effective June 1, 2001, we stopped recovering accelerated depreciation under the Strategic Plan Initiative, which had the effect of amending our budget and automatically reducing our demand rate by the terms of the formulary rate and the wholesale power contracts with the member distribution cooperatives. See "Strategic Plan Initiative." At the same time our board of directors authorized a revenue deferral plan for the period June 1, 2001 through December 31, 2002. Under this plan, we estimate that we will collect as deferred revenue approximately $9.1 million through the demand rate in 2001. We will use these additional amounts to partially offset the increase in the demand rate we expect in 2002. The net effect of these two actions by our board of directors was a decrease in our demand rate of approximately 5.0% effective June 1, 2001.

  Sales to Non-Members. Sales to non-members represent sales of excess purchased energy and sales of excess generated energy from the Clover Power Station ("Clover"). Excess purchased energy is sold to the Pennsylvania-New Jersey-Maryland Interconnection LLC ("PJM") power pool. Excess generated energy from Clover is sold to Virginia Electric and Power Company ("Virginia Power"), pursuant to the requirements of the Clover Operating Agreement.

         Non-member revenues for the second quarter and first six months of 2001 decreased $6.3 million and $3.5 million, respectively, over the same periods in 2000 primarily as a result of lower sales of energy to PJM. During the first six months of 2001, we purchased the majority of the energy for our member distribution cooperatives located on the Delmarva Peninsula under an energy contract that matched those members' need for power. During the same period in 2000 we purchased fixed amounts of power to meet our peak needs and sold the amounts not needed by those members to PJM.

Operating Expenses

     We have an 11.6% undivided ownership interest in the North Anna Nuclear Power Station ("North Anna") and a 50% undivided ownership interest in Clover. Generating facilities, particularly nuclear generating facilities such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear and other generating facilities, incur the embedded fixed costs of these facilities whether or not the units operate.

     When either North Anna or Clover is off-line, we must purchase replacement energy from either Virginia Power, which is more costly, or from the market, which may be more or less costly. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of North Anna and Clover. The output of North Anna and Clover for the three and six month periods ended June 30, 2001 and 2000 as a percentage of the maximum dependable capacity rating of the facilities was as follows:

                                       North Anna                                      Clover
                      ------------------------------------------      ---------------------------------------
                            Three                  Six                     Three                  Six
                         Months Ended         Months Ended              Months Ended         Months Ended
                           June 30,              June 30,                  June 30,             June 30,
                      --------------------   ----------------------------------------------------------------
                       2001      2000         2001    2000             2001      2000        2001     2000
                      ------    ------       ------  -------        ---------   ------      ------   -------

     Unit 1             100.6%     87.5%       100.8%    79.4%          87.5%     75.2%       83.0%    83.6%
     Unit 2              86.9      99.9         76.7    101.2           71.6      89.6        83.8     87.2
     Combined            93.8      93.7         88.8     90.3           79.6      82.4        83.4     85.4

     North Anna. As of June 30, 2001, North Anna Unit 1 had been online for 415 consecutive days. Prior to that North Anna Unit 1 had run for 522 consecutive days before it began a scheduled refueling outage on March 12, 2000. Unit 1 was returned to service on April 8, 2000.

     North Anna Unit 2 began a scheduled refueling outage on March 11, 2001, after 340 days of being online, and was returned to service on April 10, 2001. Unit 2 experienced only minor unscheduled outages during the first six months of 2000.

     Clover. During the first six months of 2001, Clover Unit 1 was off-line for 13 days for a scheduled maintenance outage and had been online for 276 consecutive days prior to that. The Unit was off-line 15 days during the second quarter of 2000 for a scheduled maintenance outage and also experienced minor unscheduled outages during the first half of 2000.

     Clover Unit 2 was off-line for 15 days during the first half of 2001 for a scheduled maintenance outage after being online for 241 consecutive days. Clover Unit 2 experienced only minor outages during the first half of 2000.

     In addition to power generated at Clover and North Anna, we purchase power from Virginia Power, Public Service Electric & Gas Company, Conectiv Energy, Pennsylvania Power & Light, and others. Our energy supply for the three and six month periods ended June 30, 2001 and 2000, was as follows:


                                              Three Months Ended                       Six Months Ended
                                                    June 30,                                June 30,
                                  -----------------------------------------  ------------------------------------
                                          2001                  2000               2001               2000
                                  ------------------    ------------------- ----------------- -------------------
                                         (MWh)                 (MWh)               (MWh)              (MWh)
     Clover                         743,644    32.2%     793,408    37.2%   1,579,313   33.6%   1,629,077   36.0%
     North Anna                     429,247    18.6      425,029    19.9      823,708   17.5      819,490   18.1
                                  ---------    ----    ---------    ----    ---------   ----    ---------   ----
                                  1,172,891    50.8    1,218,437    57.1    2,403,021   51.1    2,448,567   54.1
                                  ---------    ----    ---------    ----    ---------   ----    ---------   ----
     Purchased Power:
       Virginia Area                596,587    25.9      403,639    18.9    1,169,411   24.9      976,463   21.6
       Delmarva Area                488,819    21.2      462,220    21.7    1,013,804   21.6      987,205   21.8
       Other                         49,511     2.1       48,052     2.3      112,110    2.4      110,652    2.5
                                  ---------   -----   ----------   -----    ---------  -----    ---------   ----
                                  1,134,917    49.2      913,911    42.9    2,295,325   48.9    2,074,320   45.9
                                  ---------   -----   ----------   -----    ---------  -----    ---------  -----
         Total Available Energy   2,307,808   100.0%   2,132,348   100.0%   4,698,346  100.0%   4,522,887  100.0%
                                  =========   =====    =========   =====    =========  =====    ========== =====


     Market forces influence the structure of new power supply contracts. Within PJM, our contracts reflect the need to have capacity (either owned generation or purchase contracts) to meet load. For supplying energy , we purchase energy from the market or utilize the PJM power pool when economical. In Virginia, demand and energy requirements contracts are provided principally by Virginia Power, American Electric Power-Virginia, and Allegheny Power System, although energy may be displaced under the Interconnection and Operating Agreement with Virginia Power.

       Aggregate operating expenses for the second quarter and first six months of 2001 increased $17.5 million and $36.6 million, or 20.5% and 20.7%, respectively over the same periods in 2000, primarily as a result of an increase in the amount of energy sold and an increase in energy costs. Our average cost of purchased power rose 23.7% and 37.8% in the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000 mainly because of rising energy prices. We have secured the majority of our energy needs for 2002 and 2003 at fixed prices that are below those that we paid during the first half of 2001. The average cost of fuel increased 26.2% and 21.3% in the second quarter and first six months of 2001, respectively, as compared to the second quarter and first six months of 2000 because of the higher price of coal and a fuel inventory adjustment.

     Administrative and general expenses increased in the first half of 2001 as compared to the first half of 2000 primarily because of an increase in engineering consulting and legal fees related to pre-construction activities for the combustion turbine facilities. See "Liquidity and Capital Resources-- Investing Activities." Administrative and general expenses in the second quarter of 2001 did not change significantly from the second quarter of 2000.

     The increases in our operating expenses generally caused by higher energy costs, which we recover through our base energy rate and fuel factor adjustment, were partially offset by decreases in two cost components of our demand rate. First, depreciation, amortization and decommissioning decreased as compared to the first six months of 2000, primarily due to a $7.7 million decrease in the amount of accelerated depreciation recorded on generation assets in accordance with our Strategic Plan Initiative. See "Strategic Plan Initiative." Accelerated depreciation for the six months ended June 30, 2001 and 2000, was $18.5 million and $26.2 million, respectively. Second, taxes, other than income taxes, decreased in the second quarter and first six months of 2001 as compared to the same periods in 2000 since we are no longer subject to the Virginia gross receipts tax as of January 1, 2001.

Non-Operating Income and Expenses

     Investment Income. Investment income decreased in the second quarter and first six months of 2001, as compared to the same periods in 2000 primarily because of aggregate payments of $62.4 million made on combustion turbine generators over the past year of which $22.9 million was paid in the first six months of 2001.

     Interest. Interest on long-term debt decreased in the second quarter and first six months of 2001 because of the purchase of $33.3 million of our outstanding debt and $28.5 million in debt principal payments in 2000. Additionally, we purchased $3.6 million of our outstanding debt in the first half of 2001 ($2.0 million in the second quarter).

  Net Margin. Our net margin, which is a function of our interest expense, decreased in the second quarter and first six months of 2001 as compared to the same periods in 2000, because our interest expense was lower as a result of debt principal payments and purchases of our outstanding debt in accordance with our Strategic Plan Initiative.

Liquidity and Capital Resources

     Operations. Historically, our operating cash flows have been sufficient to meet our short and long-term capital expenditures relating to the operation of North Anna and Clover, our debt service requirements and our ordinary business operations. As of the six months ended June 30, 2001, our operating cash has been sufficient to meet all of our cash requirements, including all costs related to the development and construction of the combustion turbine facilities.

     Financing activities. Pursuant to our Strategic Plan Initiative, we collected approximately $160.3 million to reduce our outstanding indebtedness. See "Strategic Plan Initiative." Of this amount, we have spent $89.2 million (including premiums and discounts) to purchase our outstanding debt. These debt purchases resulted in principal retirements of $3.6 million during the first six months of 2001 and $33.3 million and $49.3 million in 2000 and 1999, respectively. We intend to use the remaining $71.1 million to purchase additional outstanding debt from time to time in the most economical method before 2004.

     Investing activities. Our investing activities for the first six months of 2001 consisted primarily of the purchase of generators for our combustion turbine facilities.

     We are developing three combustion turbine facilities to meet the capacity needs of our member distribution cooperatives. Each of these facilities is being developed in a separate wholly owned subsidiary formed in 2001 and each subsidiary has purchased our rights in the facility to be owned by it. To date, we have financed the development and construction of the facilities through internally generated funds by making the funds available to the subsidiaries through loans evidenced by promissory notes.

Strategic Plan Initiative

     In the late 1990's, the possibility of retail competition and projected lower market power rates caused us to focus on reducing our costs. Specifically, we sought to lower our costs so that our member distribution cooperatives could set rates for power at or below market rates for power by the time competition for retail customers began in Virginia in 2004. Our efforts to meet this objective became known as the "Strategic Plan Initiative." Because estimates of future market rates for power constantly change, we have monitored and periodically evaluated our methods and progress in achieving the goal of the Strategic Plan Initiative to identify and implement any appropriate changes. Our actions to reduce costs pursuant to the Strategic Plan Initiative have included:

o restructuring our power purchase contracts with neighboring utilities to reduce the term of the contracts or reduce the price of the capacity or energy purchased under the contract,

o accelerating amortization of regulatory assets relating to North Anna and other items,

o     accelerating depreciation of our generating facilities, and

o     reducing our indebtedness by purchasing our outstanding bonds.

     During the first half of 2001, we recorded additional depreciation of $18.1 million as compared to $26.2 million in the first half of 2000. To date we have collected $160.3 million and purchased $86.1 million of our outstanding debt, including $3.6 million in the first half of 2001.

     Our projections of the future market price of power are a key factor in determining our progress in meeting the Strategic Plan Initiative's objective. Beginning in 1999, our projections of market prices for power began to rise significantly. Based on current market projections, we believe that the $160.3 million accumulated through the Strategic Plan Initiative since 1998 and held as cash or investments or already applied to reduce our indebtedness is sufficient to reduce our costs to a level which would enable the member distribution cooperatives' rates for power to their customers to be at or below projected market rates by January 1, 2004. As a result, we have ceased recording accelerated depreciation of our generating facilities effective June 1, 2001.

     Based on our projections and today's market price for power, we currently do not anticipate the need to collect any additional funds under the Strategic Plan Initiative. Market prices for power can change significantly, however, due to several factors that we cannot control or predict. These include, among others, the price of fuel (such as natural gas), the implementation of restructuring legislation, the amount of new generating facilities constructed by competitors and the availability of transmission capacity into the service territories of our member distribution cooperatives. For these reasons, we cannot predict whether the member distribution cooperatives' rates for power to their customers will be at or below market rates by January 1, 2004. We will continue to evaluate the various factors that impact our costs and the projected market price of power in 2004 and take additional action as appropriate to meet the objective of the Strategic Plan Initiative.

Competition and Changing Regulations

     Virginia, Maryland and Delaware have enacted legislation that restructures the electric utility industry and changes the manner in which electricity may be sold to customers. The individual restructuring plans adopted by Virginia, Maryland and Delaware contain similar components.

     The restructuring laws of Virginia, Maryland and Delaware generally deregulate the power component of electric service, permitting all retail customers to purchase power from the supplier of their choice. Transmission and distribution of power will remain regulated services. The Virginia restructuring legislation provides for retail choice for power services to be phased in between January 1, 2002 and January 1, 2004 in accordance with a schedule developed by the Virginia State Corporation Commission. Our member distribution cooperatives providing electric services in Delaware and Maryland offered their customers a right to choose their power suppliers on April 1, 2001 and July 1, 2001, respectively.

     The restructuring laws of Virginia, Maryland and Delaware each designate our member distribution cooperatives, at least initially, to be the default provider of power for all customers located in their certificated service territory who are not able or do not affirmatively select an alternative power supplier. Generally, the new legislation also provides that the incumbent electric utility still has the exclusive right to provide distribution services in its certificated territory. Member distribution cooperatives in Virginia, Maryland and Delaware also may exclusively provide metering and most billing services to all customers located in their certificated service territories.

     The new legislation in all three states requires our member distribution cooperatives to cap the bundled rates that it can charge customers in its certificated service territory during a specified transition period. These capped rates are then unbundled, or itemized, into power, transmission and distribution components and, in some cases, a competitive transition charge to recover costs which would have been recovered under the cost of service rates but which are unlikely to be recovered under competitive markets rates.

Other Matters

     In June 2001, we formed TEC Trading, Inc. ("TEC") with $7.5 million of capital and immediately distributed the stock of TEC as a patronage distribution to our member distribution cooperatives on the same date. TEC is now owned by our member distribution cooperatives to market energy in excess of their needs, manage the members' exposure to changes in fuel prices and take advantage of other energy trading opportunities, which may become available in the market. In addition, to facilitate TEC's ability to sell our excess energy to the market, we have agreed to guarantee a maximum of $42.5 million of TEC's delivery and payment obligations associated with its energy trades. Our guarantee of TEC's obligations will enable it to maintain credit support sufficient to meet its delivery and payment obligations associated with its energy trades.

     Effective June 1, 2001, the board of directors authorized a revenue deferral plan for the period June 1, 2001 through December 31, 2002. Under this plan, we estimate that we will collect approximately $9.1 million through our demand rate, which we will use to reduce the increases in the demand rate we expect in 2002. At June 30, 2001, we had deferred $1.3 million, which is included in other assets and depreciation expense.

supplier of their choice. In other words, the incumbent electric utility no longer has the exclusive right to provide generated electricity to retail customers located in its certificated service territory. Each of these states has implemented a schedule by which each incumbent electric utility will provide its customers with the opportunity to purchase electricity from licensed generation suppliers. Transmission and distribution of electricity will remain regulated services, with transmission principally regulated by the Federal Energy Regulatory Commission.

  Capped Rates and Stranded Costs. One consequence of the transition to competition is that electric utilities may incur stranded costs. Stranded costs are generally described as the difference between what an electric utility would have recovered under a regulated cost of recovery and what that electric utility will recover under a competitive market.

  To address stranded costs and to facilitate the change to retail competition, the new legislation in all three states requires the incumbent utility to "cap" the rates that it can charge the customers in its certificated service territory
during a specified transition period   These "capped rates" are then unbundled,
or separated, into generation, transmission and distribution components and the incumbent electric utility may collect a competitive transition charge (commonly referred to as a "wires charge") from those customers that choose an alternative power supplier during the specified transition period. Basically, the wires charge is the difference between the incumbent electric utilities' unbundled generation component and the projected market price for electricity, as determined by the respective state public service commission.

  Distribution and Default Service Provider. Generally, the new legislation also provides that the incumbent electric utility still has the exclusive right to provide distribution services in its certificated territory. Moreover, a customer who is either unable or has not selected an alternative power supplier will receive generation service from its "default" provider. The restructuring laws of Virginia, Maryland and Delaware each designate the member distribution cooperatives, at least initially, to be the default provider of electricity for all customers located in their certificated service territory who do not affirmatively select a competitive electric supplier. Cooperatives in Virginia, Maryland and Delaware may exclusively provide metering and most billing services to all customers located in their certificated service territory.

  All of the customers of our Delaware and Maryland member distribution cooperatives are now free to choose an alternative electric supplier. Demand sales to these customers account for approximately 21% of our demand sales to our member distribution cooperatives. By January 1, 2004, approximately 99.7% of our member distribution cooperatives' customers will be free to choose an alternative generation supplier. No timetable currently exists for permitting consumers to select their provider of power in West Virginia. Demand sales to these West Virginia customers account for approximately 0.3 % of our demand sales to our member distribution cooperatives.

  Virginia

  Retail Choice for Electric Service. The Virginia restructuring legislation provides for retail choice for electric services to be phased in between January 1, 2002 and January 1, 2004 in accordance with a schedule developed by the Virginia State Corporation Commission ("VSCC"). The member distribution cooperatives in Virginia may each set their own schedule for the phase-in of competition between January 1, 2002 and January 1, 2004. Our Virginia member distribution cooperatives are in the process of preparing their schedules for the phase-in of retail competition.

  Capped Rates and Stranded Costs. The Virginia restructuring legislation caps rates for electric service from January 1, 2001 to July 1, 2007. The rates of our Virginia member distribution cooperatives are capped at the levels that were in effect on July 1, 1999 (unless the utility petitions the VSCC for an increase in rates prior to January 1, 2001). Utilities may, however, adjust the capped rates to recover their fuel costs. Our recent increases in energy rates will be recovered by our Virginia member distribution cooperatives as increased fuel cost. Additionally, an incumbent utility may seek an increase in its capped rates prior to 2004 if it is in financial distress beyond its control.

  Between January 1, 2001 and January 1, 2007, our member distribution cooperatives may collect stranded costs through a wires charge that will be applied to all customers that choose an alternative power supplier. To establish the wires charge, the VSCC currently is conducting regulatory proceedings to (i) determine the unbundled rate component of generation, transmission and distribution for each of our Virginia member distribution cooperatives, and (ii) determine the projected market price for generation. Once the projected market price for generation is determined, it will be subtracted from the generation component of the capped rate to determine the applicable wires charge. Our Virginia member distribution cooperatives are then permitted to collect the wires charge from their customers that choose an alternative generation supplier during the capped rate period.

  Distribution and Default Service Provider. Under the restructuring legislation, in addition to remaining the exclusive provider of distribution services in its certificated service territory, each of our Virginia member distribution cooperatives will be the default provider of electric services unless (1) it seeks to become the default service provider in the certificated service territory of another utility or (2) if after July 1, 2004 the VSCC determines that a sufficient degree of competition exists in the service territory and elimination of default service is not contrary to the public interest. The legislation provides that our member distribution cooperatives' rates for default service will be the same as the capped rates described above for the period from January 1, 2002 to July 1, 2007. After July 1, 2007, the default rates will be based on the member distribution cooperatives' prudently incurred costs (which will include the amounts paid to us under our wholesale power contract). Our Virginia member distribution cooperatives also will be the exclusive provider of metering and most billing services to all customers located in their certificated service territory.

  Maryland

  Retail Choice for Electric Service. The Maryland restructuring legislation requires a three-year phase-in of retail competition beginning with investor-owned utilities on July 1, 2001. The phase-in is to be completed by July 1, 2003, at which time all customers will be able to choose their generation supplier.

  Our member distribution cooperative in Maryland was required to present to the Maryland Public Service Commission ("MPSC") a plan where all cooperative customers would have a choice in their selection of a power supplier by July 1, 2003. Pursuant to a settlement with the MPSC, our sole Maryland member, Choptank Electric Cooperative ("Choptank"), representing ________% of the energy we sold to our member distribution cooperatives in 2000, volunteered to offer choice to all of its customers on July 1, 2001, rather than seek a phase-in of customer choice. In order for a competitive supplier to provide generation service to Choptank's customers, the supplier must be qualified by the MPSC and registered with Choptank. As of July 1, 2001, approximately 30 entities have obtained permission from the MPSC to provide power in Maryland, but currently, no alternative generation supplier has registered to serve the customers of Choptank.

  Capped Rates and Stranded Costs. Pursuant to its settlement with the MPSC, Choptank's rates are capped for a period of four years beginning on July 1, 2001 and ending June 31, 2005. Choptank's capped rates were developed using a forecast of its cost (including our forecasted rates) for the capped rate period. The settlement for capped rates provides for minimal rate reductions for most residential classes, which matched our forecasted rates based on a 1998 study.

  Under the settlement, Choptank's capped rates were unbundled into components for generation, transmission, distribution and competitive transition charges. The generation component of Choptank's capped rate was determined using our forecasts based on a 1998 study. The MPSC settlement recognized our efforts to mitigate stranded costs under the Strategic Plan Initiative. As part of the settlement, the MPSC approved the collection of a competitive transition or wires charge based on an amount equal to Choptank's share of our above market costs as determined under the Strategic Plan Initiative (and other transition costs). The wires charges cannot be collected during the capped rate period, unless we have successfully completed the Strategic Plan Initiative prior to that period.

  Beginning in 1999, market prices for power rose significantly from the projections made in our 1998 study, causing an increase in our forecasted fuel costs. As a result, the generation component of Choptank's capped rate is less than the rates that we are currently charging Choptank and our other member distribution cooperatives. The settlement with the MPSC does not allow Choptank to automatically recover these increased fuel costs. The settlement does allow Choptank to petition the MPSC to change the capped rates in the event there are "extraordinary circumstances" or Choptank is under "financial distress." Choptank is having discussions with the MPSC regarding its ability to recover these additional costs.

  Choptank's capped rate does not impact our ability to pass through our costs to Choptank. If Choptank's costs are greater than the rate capped by the MPSC, Choptank must absorb any deficiency. On the other hand, if Choptank's costs are less than the rate capped by the MPSC, Choptank is allowed to retain the surplus. We believe that Choptank will be able to make its payments to us through the combination of revenues derived from the capped rate, reductions in its other costs and its equity.

  Distribution and Default Service Provider. Under the settlement with the MPSC, in addition to remaining the exclusive provider of distribution services in its certificated service territory, Choptank will be the default provider of generation services in the territory. During the capped rate period Choptank will provide default services at the capped rate. Afterwards, Choptank will provide default services for generation at a rate no greater than our annualized rates (including transmission charges). Choptank also will be the exclusive provider of metering and most billing services to all customers located in their certificated service territory.

  Delaware

  Retail Choice for Electric Service. The Delaware restructuring legislation required a phase-in of retail competition beginning April 1, 2000, and ending April 1, 2001, for customers of Delaware Electric Cooperative ("DEC"), our Delaware member. The customers of DEC that were given the option to select their power supplier during 2000 accounted for less than 1.0% of our total load sales. As of April 1, 2001, all customers of DEC, representing approximately 11.5% of the energy that we sell to our member distribution cooperatives, have the option of choosing their power supplier. To date, none of these customers has changed to an alternative power supplier.

  Capped Rates and Stranded Costs. Pursuant to the Delaware restructuring legislation, rates for DEC's customers are capped at the rates in effect on April 1, 2000 (subject to a one-time fuel adjustment). Because market prices for power rose significantly beginning in 1999, our forecasted fuel costs have increased significantly from the projections made in our 1998 study. As a result, the generation component of DEC's capped rate is less than the rates that we are currently charging our member distribution cooperatives. The Delaware restructuring legislation does not allow DEC to automatically recover increased fuel costs. The Delaware Public Service Commission ("DPSC") may change the capped rates in connection with any extraordinary costs that the DPSC approves.

  DEC's capped rate does not impact our ability to pass through our rates to
DEC.   If DEC's costs are greater than the rate capped by the DPSC, DEC must absorb any deficiency. On the other hand, if DEC's costs are less than the rate capped by the DPSC, DEC is allowed to retain the surplus. We believe that DEC will be able to make its payments to us through the combination of revenues derived from the capped rate, reductions in its other costs and its equity.

  The restructuring legislation required the DPSC to approve a restructuring and rate unbundling plan, including any proposed collection of stranded costs. DEC filed this plan in September 1999. On April 25, 2000, the DPSC issued its final order which determined that DEC did not have stranded costs and that DEC is not permitted to collect a wires charge with respect to electricity costs from those customers that choose an alternative electric supplier during the specified transition period.

  Default and Distribution Service Provider. Under the new law, in addition to remaining the exclusive provider of distribution services in its certificated service territory, DEC will remain the default electric provider to its current customers through March 31, 2005. After that date, DEC may continue as a default service provider unless the DPSC determines that DEC is unable to provide default service or its current service is not adequate to meet the requirements of the public necessity and convenience. DEC also will be the exclusive provider metering and most billing services to all customers located in their certificated service territory.

West Virginia.

  On March 11, 2000, the West Virginia legislature adopted a restructuring plan that implements customer choice on January 1, 2001, or a later date established by the state regulatory commission. Passage of a second resolution during the 2001 legislative session was necessary for the deregulation plan to proceed. During the 2001 legislative session, however, lawmakers did not pass the resolution necessary for the introduction of retail competition. As a result, the legislation did not become effective. Currently, there is not legislation pending before the West Virginia legislature establishing retail choice in the selection of a power supplier.

Other Matters

  In March 2001, we purchased a one-sixth interest in ACES Power Marketing LLC ("APM"), an energy trading and risk management company, for $750,000. As part of our investment, we extended a loan to APM in the amount of $500,000. Repayment of the loan is due on or prior to February 15, 2002. In addition, APM has the right to require us to contribute an additional $750,000 to APM as part of a required capital contribution of all investors. APM will act as agent to provide wholesale power trading, settlement, modeling, and risk control execution services related to our power supply portfolio.

  In June 2001, we formed TEC Trading, Inc. (TEC) with $7.5 million of capital and immediately distributed the stock of TEC as a patronage distribution to our member distribution cooperatives on the same date. TEC is now owned by our member distribution cooperatives to market energy in excess of their needs, manage the members' exposure to changes in fuel prices and take advantage of other energy trading opportunities, which may become available in the market.
In addition, to facilitate TEC's ability to sell our excess energy to the market, we have agreed to guarantee a maximum of $42.5 million of TEC's delivery and payment obligations associated with its energy trades. Our guarantee of TEC's obligations will enable it to maintain credit support sufficient to meet its delivery and payment obligations associated with its energy trades.

  Effective June 1, 2001, the board of directors authorized a revenue deferral plan for the period June 1, 2001 through December 31, 2002. Under this plan, we estimate that we will collect approximately $9.1 million through our demand rate, which we will use to reduce the increases in the demand rate we expect in 2002. At June 30, 2001, we had deferred $1.3 million, which is included in other assets and depreciation expense.

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

Item 6.  Exhibits and Reports on Form 8-K.

    (b)  Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                    SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OLD DOMINION ELECTRIC COOPERATIVE
                                           Registrant



Date:  August 10, 2001                    /s/ Daniel M. Walker
                               -----------------------------------------------
                                              Daniel M. Walker
                               Senior Vice President of Accounting and Finance
                                           (Chief Financial Officer)