Form 10-Q/A
period 2001-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2001-08-17
CIK 885568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________


                                  FORM 10-Q/A
(Mark One)

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

2. In 1997, we adopted certain strategic objectives designed to mitigate the effects of transition to a competitive electric market, which became known as our Strategic Plan Initiative. As part of our Strategic Plan Initiative, our board of directors unanimously approved a resolution to record accelerated depreciation on our generation assets from January 1, 1999 through December 31, 2003, and to recover the additional expense through rates pursuant to our formulary rate. During the first half of 2001, we recorded additional depreciation of $18.5 million ($4.2 million in the second quarter) as compared to $26.2 million in the first half of 2000 ($8.3 million in the second quarter).

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

4. In June 2001, we formed ODEC Power Trading, Inc. ("ODEC Power Trading") with $7.5 million of capital and immediately distributed the stock of ODEC Power Trading as a patronage distribution to our member distribution cooperatives on the same date. ODEC Power Trading is now owned by our member distribution cooperatives to sell power in the market, manage the members' exposure to changes in fuel prices and take advantage of other power trading opportunities, which may become available in the market. In addition, to facilitate ODEC Power Trading's ability to sell power to the market, we have agreed to guarantee a maximum of $42.5 million of ODEC Power Trading's delivery and payment obligations associated with its energy trades. Our guarantee of ODEC Power Trading's obligations will enable it to maintain credit support sufficient to meet its delivery and payment obligations associated with its energy trades.

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

     The increase in our energy costs was partially offset by a 13.0% decrease in the average demand rate for the six month period ended June 30, 2001 as compared to 2000, which resulted from three separate reductions in the demand rate. We reduced the demand rate by approximately 1.0% effective January 1, 2001, as a result of the elimination of the gross receipts tax, which had applied to providers of electricity in Virginia. We reduced the demand rate approximately 20.0% in April 2001 to recover evenly the remaining amounts then anticipated to be collected under the Strategic Plan Initiative. Finally, in response to new projected power prices, effective June 1, 2001, we stopped recovering accelerated depreciation under the Strategic Plan Initiative, which had the effect of amending our budget and automatically reducing our demand rate by the terms of the formulary rate and the wholesale power contracts with the member distribution cooperatives. See "Strategic Plan Initiative." At the same time our board of directors authorized a revenue deferral plan for the period June 1, 2001 through December 31, 2002. Under this plan, we estimate that we will collect as deferred revenue approximately $9.1 million through the demand rate in 2001. We will use these additional amounts to partially offset the increase in the demand rate we expect in 2002. The net effect of these two actions by our board of directors was a decrease in our demand rate of approximately 5.0% effective June 1, 2001.

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

Non-Operating Income and Expenses

     Investment Income. Investment income decreased in the second quarter and first six months of 2001, as compared to the same periods in 2000 primarily because of aggregate payments of $62.4 million made on combustion turbine generators over the past year of which $22.9 million was paid in the first six months of 2001 and a reduction in the interest rate on our investments.

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

     During the first half of 2001, we recorded additional depreciation of $18.5 million as compared to $26.2 million in the first half of 2000. To date we have collected $160.3 million and purchased $86.1 million of our outstanding debt, including $3.6 million in the first half of 2001.

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

Other Matters

     In June 2001, we formed ODEC Power Trading, Inc. ("ODEC Power Trading") with $7.5 million of capital and immediately distributed the stock of ODEC Power Trading as a patronage distribution to our member distribution cooperatives on the same date. ODEC Power Trading is now owned by our member distribution cooperatives to sell power in the market, manage the members' exposure to changes in fuel prices and take advantage of other power trading opportunities, which may become available in the market. In addition, to facilitate ODEC Power Trading's ability to sell power to the market, we have agreed to guarantee a maximum of $42.5 million of ODEC Power Trading's delivery and payment obligations associated with its energy trades. Our guarantee of ODEC Power Trading's obligations will enable it to maintain credit support sufficient to meet its delivery and payment obligations associated with its energy trades.

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