Form 10-Q
period 2001-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2001-11-14
CIK 885568

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

               For the quarterly period ended September 30, 2001

                                      or

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ___________ to


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

                       OLD DOMINION ELECTRIC COOPERATIVE

                                     INDEX

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I.  Financial Information

Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets - September 30, 2001 (Unaudited)
                 and December 31, 2000                                                                3

               Condensed Consolidated Statements of Revenues, Expenses and
                 Patronage Capital (Unaudited) - Three and Nine Months Ended
                 September 30, 2001 and 2000                                                          4

               Condensed Consolidated Statements of Comprehensive Income (Unaudited) -
                 Three and Nine Months Ended September 30, 2001 and 2000                              4

               Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine
                 Months Ended September 30, 2001 and 2000                                             5

               Notes to Condensed Consolidated Financial Statements                                   6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                           8

PART II.  Other Information

Item 1.     Legal Proceedings                                                                        13

Item 6.     Exhibits and Reports on Form 8-K                                                         13

Signature                                                                                            14

                       OLD DOMINION ELECTRIC COOPERATIVE
                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             September 30,        December 31,
                                                                                                 2001                 2000
                                                                                            ----------------    -----------------
                                                                                                        (in thousands)
ASSETS:                                                                                      (unaudited)               (*)
---------------------------------------------------------------------------------------
Electric Plant:
       In service                                                                           $       902,406     $        900,290
       Less accumulated depreciation                                                               (340,523)            (304,588)
                                                                                            ---------------     ----------------
                                                                                                    561,883              595,702
       Nuclear fuel, at amortized cost                                                                1,789                5,598
       Construction work in progress                                                                100,249               47,598
                                                                                            ---------------     ----------------
              Net Electric Plant                                                                    663,921              648,898
                                                                                            ---------------     ----------------
Investments:
       Nuclear decommissioning trust fund                                                            58,825               60,530
       Lease deposits                                                                               134,934              131,364
       Invested bond proceeds                                                                       211,466                    -
       Other                                                                                         75,854               54,836
                                                                                            ---------------     ----------------
              Total Investments                                                                     481,079              246,730
                                                                                            ---------------     ----------------
Current Assets:
       Cash and cash equivalents                                                                      3,378               20,259
       Receivables                                                                                   38,374               46,769
       Fuel, materials and supplies, at average cost                                                 10,639               10,236
       Prepayments                                                                                    2,146                1,508
       Deferred energy                                                                               35,753               15,376
                                                                                            ---------------     ----------------
              Total Current Assets                                                                   90,290               94,148
                                                                                            ---------------     ----------------
Deferred Charges and Other Assets                                                                    33,241               20,796
                                                                                            ---------------     ----------------
                     Total Assets                                                           $     1,268,531     $      1,010,572
                                                                                            ===============     ================

CAPITALIZATION AND LIABILITIES:
---------------------------------------------------------------------------------------
Capitalization:
       Patronage capital                                                                    $       222,928     $        224,598
       Accumulated other comprehensive income                                                         1,722                 (256)
       Long-term debt                                                                               663,495              449,823
                                                                                            ---------------     ----------------
              Total Capitalization                                                                  888,145              674,165
                                                                                            ---------------     ----------------
Current Liabilities:
       Long-term debt due within one year                                                            30,488               30,488
       Accounts payable                                                                              36,324               29,091
       Accounts payable - Members                                                                    44,222               20,912
       Accrued expenses                                                                              15,433                6,849
                                                                                            ---------------     ----------------
              Total Current Liabilities                                                             126,467               87,340
                                                                                            ---------------     ----------------
Deferred Credits and Other Liabilities:
       Decommissioning reserve                                                                       58,825               60,530
       Obligations under long-term leases                                                           137,912              134,463
       Other                                                                                         57,182               54,074
                                                                                            ---------------     ----------------
              Total Deferred Credits and Other Liabilities                                          253,919              249,067
                                                                                            ---------------     ----------------
Commitments and Contingencies                                                                             -                    -
                                                                                            ---------------     ----------------
                     Total Capitalization and Liabilities                                   $     1,268,531     $      1,010,572
                                                                                            ===============     ================

--------------------------------------------------------------------------------

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

                       OLD DOMINION ELECTRIC COOPERATIVE

                CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,
                  EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)


                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                             September 30,
                                                  -------------------------------------     -------------------------------------
                                                        2001                2000                 2001                 2000
                                                  -----------------    ----------------     ---------------     -----------------
                                                                                     (in thousands)
Operating Revenues                                  $      130,414      $      107,232        $     364,635         $    307,466
                                                  ----------------     ---------------      ---------------     -----------------

Operating Expenses:
       Fuel                                                 15,698              12,653               43,451               35,970
       Purchased power                                      78,596              43,397              202,024              124,373
       Operations and maintenance                            8,313               9,193               25,617               26,787
       Administrative and general                            5,942               5,206               17,397               14,600
       Depreciation, amortization, and
          decommissioning                                    9,916              24,208               41,574               65,034
       Taxes other than income taxes                           776               1,820                2,363                6,316
                                                  ----------------     ---------------      ---------------     -----------------
              Total Operating Expenses                     119,241              96,477              332,426              273,080
                                                  ----------------     ---------------      ---------------     -----------------
                     Operating Margin                       11,173              10,755               32,209               34,386
Other Income/(Expense), net                                     (6)                 10                  676                 (703)
Investment Income                                              359               1,012                1,826                3,464
Interest Charges, net                                       (9,592)             (9,800)             (28,881)             (30,916)
                                                  ----------------     ---------------      ---------------     -----------------
Net Margin                                                   1,934               1,977                5,830                6,231
Patronage Capital-Beginning of Period                      220,994             220,623              224,598              216,369
Capital Credits Payments                                         -                   -               (7,500)                   -
                                                  ----------------     ---------------      ---------------     -----------------
Patronage Capital-End of Period                     $      222,928      $      222,600        $     222,928         $    222,600
                                                  ================     ===============      ===============     =================

--------------------------------------------------------------------------------


                       OLD DOMINION ELECTRIC COOPERATIVE

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                           Three Months Ended                        Nine Months Ended
                                                             September 30,                             September 30,
                                                  -------------------------------------     -------------------------------------
                                                        2001                2000                 2001                 2000
                                                  -----------------    ----------------     ----------------    -----------------
                                                                                   (in thousands)
Net Margin                                        $          1,934     $         1,977      $         5,830     $          6,231
Other comprehensive income:
     Unrealized gain on investments                          1,080               1,322                1,978                1,487
                                                  ----------------     ---------------      ---------------     ----------------
Comprehensive income                              $          3,014     $         3,299      $         7,808     $          7,718
                                                  ================     ===============      ===============     ================

--------------------------------------------------------------------------------

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OLD DOMINION ELECTRIC COOPERATIVE

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    -------------------------------------
                                                                                         2001                 2000
                                                                                    ----------------    -----------------
                                                                                    (in thousands)
Operating Activities:
     Net margin                                                                     $         5,830     $          6,231
     Adjustments to reconcile net margin to net cash
              provided by operating activities:
          Depreciation, amortization, and decommissioning                                    41,574               65,034
          Other noncash charges                                                               5,943                6,420
          Amortization of lease obligation                                                    7,108                6,812
          Interest on lease deposits                                                         (6,961)              (6,663)
          Change in current assets                                                          (13,023)             (19,693)
          Change in current liabilities                                                      31,627                6,592
          Deferred charges and other                                                         (6,849)              (2,304)
                                                                                    ---------------     ----------------
                            Net Cash Provided by Operating Activities                        65,249               62,429
                                                                                    ---------------     ----------------

Financing Activities:
     Reductions of long-term debt                                                            (3,572)             (32,985)
     Additions to long-term debt                                                            215,271                    -
     Payment of debt issuance costs                                                          (5,781)                   -
     Obligations under long-term leases                                                        (268)                (265)
                                                                                    ---------------     ----------------
                            Net Cash Used in Financing Activities                           205,650              (33,250)
                                                                                    ---------------     ----------------

Investing Activities:
     Lease deposits and other investments                                                  (230,506)              (1,426)
     Electric plant additions                                                               (56,763)             (28,400)
     Decommissioning fund deposits                                                             (511)                (511)
                                                                                    ---------------     ----------------
                            Net Cash Used in Investing Activities                          (287,780)             (30,337)
                                                                                    ---------------     ----------------
                            Net Change in Cash and Cash Equivalents                         (16,881)              (1,158)
Cash and Cash Equivalents - Beginning of Period                                              20,259               25,088
                                                                                    ---------------     ----------------
Cash and Cash Equivalents - End of Period                                           $         3,378     $         23,930
                                                                                    ===============     ================

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OLD DOMINION ELECTRIC COOPERATIVE

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the management of Old Dominion Electric Cooperative (Old Dominion), the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Old Dominion's consolidated financial position as of September 30, 2001, and its consolidated results of operations, comprehensive income, and cash flows for the three and nine months ended September 30, 2001 and 2000. The consolidated results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. In 1997, we adopted certain strategic objectives designed to mitigate the effects of transition to a competitive electric market, which became known as our Strategic Plan Initiative. As part of our Strategic Plan Initiative, our board of directors unanimously approved a resolution to record accelerated depreciation on our generation assets from January 1, 1999 through December 31, 2003, and to recover the additional expense through rates pursuant to our formulary rate. During the first nine months of 2001, we recorded additional depreciation of $18.5 million as compared to $43.1 million in the first nine months of 2000 ($16.9 million in the third quarter).

   To date we have collected $160.3 million through our Strategic Plan Initiative and have purchased $86.1 million of our outstanding debt ($3.6 million in the first nine months of 2001).

   Based on current market projections, we believe that the $160.3 million accumulated through the Strategic Plan Initiative since 1998 and held as cash or investments or already applied to reduce our indebtedness is sufficient to reduce our costs to a level that would enable our member distribution cooperatives' rates for power to their customers to be at or below projected market rates by January 1, 2004. As a result, we ceased recording accelerated depreciation on our generating facilities effective June 1, 2001. At the same time, our board of directors authorized a revenue deferral plan for the period June 1, 2001 through December 31, 2002. Under this plan we estimate that we will collect approximately $9.1 million through the demand component of the formulary rate we charged our members in 2001, which we will use to partially offset the increases in the demand component of the formulary rate that we expect in 2002. At September 30, 2001, we had deferred $5.2 million, which is included in other liabilities and depreciation, amortization and decommissioning expense.

3. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of these accounting standards did not have a significant effect on our financial statements.

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

5. On August 15, 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which will be effective with respect to us beginning 2003. The new rules will change our current accounting and reporting relative to our decommissioning costs. The standard requires entities to record at fair value an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the costs by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized asset is depreciated over the useful life of the long-lived asset. We do not believe that this statement will have a material adverse effect on results of our operations due to our current and future ability to recover decommissioning costs through rate adjustments.

6. In September 2001, we issued $215.0 million of 2001 Series A bonds. The bonds bear interest at 6.25% and mature in 2011. The proceeds will be used primarily for the construction of our combustion turbine facilities and the retirement of debt.

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

Results of Operations

Operating Revenues

     Sales to Members. Our operating revenues are derived from power sales to our members and to non-members. Revenues from sales to members are a function of our member distribution cooperatives' consumers' requirements for power and our formulary rate for sales of power to our member distribution cooperatives. Our formulary rate is based on our cost of service in meeting these requirements. The formulary rate has three components: a demand rate, a base energy rate and a fuel factor adjustment. Our member revenues by formulary rate component, energy sales to our members and average member cost per megawatthour for the three and nine month periods ended September 30, 2001 and 2000, were as follows:

                                                   Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                               --------------------------      ---------------------------
                                                  2001           2000             2001            2000
                                               ----------     -----------      ----------      -----------
       Member Revenues (in thousands)
          Demand                               $   51,359     $    64,822      $  157,456      $   183,825
          Base energy rate                         43,986          40,771         125,435          117,850
          Fuel factor adjustment                   34,258           2,128          77,951             (211)
                                               ----------     -----------      ----------      -----------
              Total Member Revenues            $  129,603     $   107,721      $  360,842      $   301,464
                                               ==========     ===========      ==========      ===========

       Sales (in MWh)                           2,430,893       2,064,302       6,957,092        6,597,771
       Average Member Cost (in MWh)            $    53.32     $     52.18      $    51.87      $     45.69

     Three factors significantly affect our member distribution cooperatives' consumers' requirements for power:

     .    growth in the number of consumers,

     .    growth in consumers' requirements for power, and

     .    seasonal weather fluctuations.

     Changes in our member revenues attributed to growth in sales volume and changes in our rates for demand and energy (including our base energy rate and our fuel factor adjustment) for the three and nine month periods ended September 30, 2001, as compared with the three and nine month periods ended September 30, 2000, were as follows:

                                                          Three Months                    Nine Months
                                                      Ended September 30,              Ended September 30,
                                                      2001 Compared to 2000           2001 Compared to 2000
                                                     ----------------------          ----------------------
         Change in member revenues                                       (in thousands)
             due to change in:
               Demand sales volume                         $  3,971                         $   6,969
               Energy sales volume                            7,618                             6,407
                                                           --------                         ---------
                  Total sales volume                         11,589                            13,376
                                                           --------                         ---------

               Demand rate                                  (17,433)                          (33,338)
               Energy rate                                   27,726                            79,340
                                                           --------                         ---------
                  Total rates                                10,293                            46,002
                                                           --------                         ---------

               Total change in member revenues             $ 21,882                         $  59,378
                                                           ========                         =========

     Weather affects the demand for electricity. Although the exact amount of sales attributable to weather conditions cannot be quantified, extreme temperatures tend to increase the demand for energy while mild weather generally reduces the demand. Other factors affecting our distribution cooperative members' consumers' demand for energy include the amount, size and usage of electronics and machinery and the expansion of operations among their commercial and industrial customers.

     Total member revenues for the third quarter and first nine months of 2001 increased $21.9 million and $59.4 million, or 20.3% and 19.7%, respectively, over the same periods in 2000 primarily as a result of an increase in our average energy rate.

     Our average energy rate (including our base energy rate and our fuel factor adjustment) for the three and nine months ended September 30, 2001, increased 54.9% and 64.0%, respectively, over the same periods in 2000 as a result of changes in our fuel factor adjustment. The base energy rate is a fixed rate in our formulary rate and did not change. We increased our fuel factor adjustment for two reasons. First, our energy costs were higher than we projected and we needed to recover energy costs that we previously incurred but did not fully recover under the base energy rate and existing fuel factor adjustment. Second, we increased the fuel factor adjustment to a level that, combined with the base energy rate, we anticipated would adequately recover future energy costs that we expect to be more expensive than we originally budgeted. These higher energy costs relate to, among other items, short-term power purchases and coal purchases.

     The increase in our energy costs was partially offset by a 13.0% decrease in the average demand rate for the nine month period ended September 30, 2001 as compared to 2000, which resulted from three separate reductions in the demand rate. We reduced the demand rate by approximately 1.0% effective January 1, 2001, as a result of the elimination of the gross receipts tax, which had applied to providers of electricity in Virginia. We reduced the demand rate approximately 20.0% in April 2001 to recover evenly the remaining amounts then anticipated to be collected under our Strategic Plan Initiative. Finally, in response to new projected power prices, effective June 1, 2001, we stopped recovering accelerated depreciation under the Strategic Plan Initiative, which had the effect of amending our budget and automatically reducing our demand rate by the terms of the formulary rate and the wholesale power contracts with the member distribution cooperatives. At the same time our board of directors authorized a revenue deferral plan for the period June 1, 2001 through December 31, 2002. Under this plan, we estimate that we will collect as deferred revenue approximately $9.1 million through the demand rate in 2001. At September 30, 2001, we had deferred $5.2 million, which is included in other liabilities and depreciation, amortization and decommissioning expense. We will use these additional amounts to partially offset the increase in the demand rate we expect in 2002. The net effect of these two actions by our board of directors was a decrease in our demand rate of approximately 5.0% effective June 1, 2001.

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

      Non-member revenues for the first nine months of 2001 decreased $2.2 million over the same period in 2000 primarily as a result of lower sales of energy to PJM. During the first eight months of 2001, we purchased the majority of the energy for our member distribution cooperatives located on the Delmarva Peninsula under an energy contract that matched those members' need for power. Beginning September 1, 2001, we met these needs through a combination of forward contracts and market purchases. During 2000 we purchased fixed amounts of power to meet our peak needs and sold the amounts not needed by those members to PJM.

Operating Expenses

     We have an 11.6% undivided ownership interest in the North Anna Nuclear Power Station ("North Anna") and a 50% undivided ownership interest in Clover. Generating facilities, particularly nuclear generating facilities such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear and other generating facilities incur the embedded fixed costs of these facilities whether or not the units operate.

     When either North Anna or Clover is off-line, we must purchase replacement energy from either Virginia Power, which is more costly, or from the market, which may be more or less costly. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of North Anna and Clover. The output of North Anna and Clover for the three and nine month periods ended September 30, 2001 and 2000 as a percentage of the maximum dependable capacity rating of the facilities was as follows:

                                    North Anna                                  Clover
                      --------------------------------------  -----------------------------------------
                            Three                Nine                 Three                Nine
                         Months Ended       Months Ended           Months Ended        Months Ended
                         September 30,      September 30,          September 30,       September 30,
                      -----------------   ------------------  --------------------  -------------------
                       2001      2000       2001     2000       2001        2000      2001       2000
                      ------    -------   --------  --------  ---------   --------  --------   --------
     Unit 1             60.7%    104.0%      87.3%    87.7%       88.7%     93.1%       85.2%    86.7%
     Unit 2             99.6     102.3       84.4    101.6        93.1      91.7        87.2     89.0
     Combined           80.2     103.2       85.9     94.7        90.9      92.4        86.2     87.9

     North Anna. North Anna Unit 1 was online for 487 consecutive days before it began a scheduled refueling outage on September 10, 2001. Unit 1 was returned to service on October 10, 2001. Prior to that North Anna Unit 1 had run for 522 consecutive days before it began a scheduled refueling outage on March 12, 2000. Unit 1 was returned to service on April 8, 2000. Additionally, the unit experienced minor unscheduled outages during the first nine months of 2000.

     North Anna Unit 2 began a scheduled refueling outage on March 11, 2001, after 340 days of being online, and was returned to service on April 10, 2001. As of September 30, 2001, Unit 2 had been online for 128 consecutive days. Unit 2 experienced only minor unscheduled outages during the first nine months of 2000.

     Clover. During the first nine months of 2001, Clover Unit 1 was off-line for 13 days for a scheduled maintenance outage and had previously been online for 276 consecutive days prior to that. The Unit was off-line 15 days in April 2000 for a scheduled maintenance outage and also experienced minor unscheduled outages during the first nine months of 2000.

     Clover Unit 2 was off-line for 15 days during the first nine months of 2001 for a scheduled maintenance outage after being online for 241 consecutive days. Clover Unit 2 experienced only minor outages during the first half of 2000.

     In addition to power generated at Clover and North Anna, we purchase power from Virginia Power, Public Service Electric & Gas Company, Conectiv Energy, Pennsylvania Power & Light, and others. Our energy supply for the three and nine month periods ended September 30, 2001 and 2000, was as follows:

                                              Three Months Ended                         Nine Months Ended
                                                September 30,                              September 30,
                                 ---------------------------------------   --------------------------------------
                                     2001                 2000                2001                2000
                                 -----------          ------------         -----------         -----------
                                    (MWh)                 (MWh)              (MWh)                (MWh)

     Generation:
       Clover                       884,932    33.9%     895,005    37.8%   2,464,245   33.7%   2,524,082   36.6%
       North Anna                   377,735    14.5      472,871    20.0    1,201,443   16.5    1,292,361   18.8
                                 ----------   -----   ----------   -----   ----------  -----   ----------  -----
         Total Generation         1,262,667    48.4    1,367,876    57.8    3,665,688   50.2    3,816,443   55.4
                                 ----------   -----   ----------   -----   ----------  -----   ----------  -----
     Purchased Power:
       Virginia Area                688,413    26.4      443,672    18.8    1,857,824   25.4    1,420,135   20.6
       Delmarva Area                597,691    22.9      500,157    21.1    1,611,495   22.1    1,487,362   21.6
       Other                         58,476     2.3       54,480     2.3      170,586    2.3      165,132    2.4
                                 ----------   -----   ----------   -----   ----------  -----   ----------  -----
         Total Purchased Power    1,344,580    51.6      998,309    42.2    3,639,905   49.8    3,072,629   44.6
                                 ----------   -----   ----------   -----   ----------  -----   ----------  -----
         Total Available Energy   2,607,247   100.0%   2,366,185   100.0%   7,305,593  100.0%   6,889,072  100.0%
                                 ==========   =====   ==========   =====   ==========  =====   ==========  =====

     Market forces influence the structure of new power supply contracts. Within PJM, our contracts reflect the need to have capacity (either owned generation or purchase contracts) to meet load. To meet our energy needs, we purchase energy from the market or utilize the PJM power pool when economical. In Virginia, demand and energy requirements contracts are provided principally by Virginia Power, American Electric Power-Virginia, and Allegheny Power System, although energy may be displaced under our Interconnection and Operating Agreement with Virginia Power.

     Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000. Aggregate operating expenses for the third quarter and first nine months of 2001 increased $22.8 million and $59.3 million, or 23.6% and 21.7%, respectively, over the same periods in 2000, because of an increase in energy costs. Primarily as a result of rising energy prices, our average cost of purchased power rose 34.5% and 37.1% in the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. We have secured the majority of our energy needs for 2002 and 2003 at fixed prices that are below those that we paid during the first nine months of 2001. The average cost of fuel per MWh generated from Clover and North Anna increased 34.4% and 25.8% in the third quarter and first nine months of 2001, respectively, as compared to the third quarter and first nine months of 2000 because of the higher price of coal and a fuel inventory adjustment.

     Administrative and general expenses increased in the first nine months of 2001 as compared to the first nine months of 2000 primarily because of an increase in engineering consulting and legal fees related to pre-construction activities for the combustion turbine facilities. See "Liquidity and Capital Resources - Investing Activities." Administrative and general expenses in the third quarter of 2001 did not change significantly from the third quarter of 2000.

     The increases in our operating expenses generally caused by higher energy costs, which we recover through our base energy rate and fuel factor adjustment, were partially offset by decreases in two cost components of our demand rate. First, depreciation, amortization and decommissioning decreased as compared to the first nine months of 2000, primarily due to a $24.6 million decrease in the amount of accelerated depreciation recorded on generation assets in accordance with our Strategic Plan Initiative. Accelerated depreciation for the nine months ended September 30, 2001 and 2000, was $18.5 million and $43.1 million, respectively. Second, taxes, other than income taxes, decreased in the third quarter and first nine months of 2001 as compared to the same periods in 2000 since we are no longer subject to the Virginia gross receipts tax as of January 1, 2001.

Non-Operating Income and Expenses

     Investment Income. Investment income decreased in the third quarter and first nine months of 2001, as compared to the same periods in 2000 primarily because we made $76.2 million in progress payments on combustion turbine generators ($53.3 million of which was paid in the first nine months of 2001) and a lower interest rate on our investments.

     Interest. Interest on long-term debt decreased in the third quarter and first nine months of 2001 because of the purchase of $33.3 million of our outstanding debt and $28.5 million in principal payments in 2000. Additionally, we purchased $3.6 million of our outstanding debt in the first nine months of 2001.

     Net Margin. Our net margin, which is a function of our interest expense, decreased in the third quarter and first nine months of 2001 as compared to the same periods in 2000, because our interest expense was lower as a result of debt principal payments and purchases of our outstanding debt in accordance with our Strategic Plan Initiative.

Financial Condition

     The principal changes in our financial condition from December 31, 2000 through September 30, 2001, were caused by accelerated depreciation recorded on our generation facilities and an increase in long-term indebtedness. The additional depreciation was recorded as part of our Strategic Plan Initiative.

     The increase in our long-term indebtedness resulted from the issuance of $215.0 million in 2001 Series A Bonds, the proceeds of which are included in cash and cash equivalents.

     Our deferred energy balance changed from $15.4 million at December 31, 2000 to $35.8 million at September 30, 2001 because the base energy rate and fuel factor adjustment of our formulary rate inadequately recovered increased energy costs over the period. The fuel factor adjustment was increased to collect these energy costs and to attempt to reduce the deferred energy balance. Additionally, construction work in progress increased primarily because of payments made on combustion turbines.

Liquidity and Capital Resources

     Operations. Historically, our operating cash flows have been sufficient to meet our short and long-term capital expenditures relating to the operation of North Anna and Clover, our debt service requirements and our ordinary business operations. During the first nine months of 2001, our operating cash has been sufficient to meet all of our cash requirements, including all costs related to the development and construction of the three combustion turbine facilities we are developing in Virginia and Maryland.

     Financing activities. In September 2001, we issued $215.0 million of 2001 Series A Bonds. The bonds bear interest at 6.25% and mature in 2011. The proceeds will be used primarily for the construction of our combustion turbine facilities and the retirement of debt.

     Pursuant to our Strategic Plan Initiative, we collected approximately $160.3 million to reduce our outstanding indebtedness. Of this amount, we have spent $89.2 million (including premiums and discounts) to purchase our outstanding debt. These debt purchases include principal retirements of $3.6 million during the first nine months of 2001 and $33.3 million and $49.3 million in 2000 and 1999, respectively. We intend to use the remaining $71.1 million to purchase additional higher cost outstanding debt from time to time in the most economical method before 2004.

     Investing activities. Our investing activities for the first nine months of 2001 consisted primarily of the purchase of generators for our combustion turbine facilities.

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


Item 6.  Exhibits and Reports on Form 8-K.

     (b) Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OLD DOMINION ELECTRIC COOPERATIVE
                                                Registrant



Date:  November 13, 2001                      /s/Daniel M. Walker
                                 -----------------------------------------------
                                                 Daniel M. Walker
                                 Senior Vice President of Accounting and Finance
                                             (Chief Financial Officer)