Form 10-Q/A
period 2001-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2001-11-20
CIK 885568

================================================================================

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __   No   X
                                                ------

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

================================================================================

                       OLD DOMINION ELECTRIC COOPERATIVE

                                     INDEX


                                                         Page
                                                        Number
                                                        ------

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                 3

Signature                                                  4

Exhibit Index                                              5

                       OLD DOMINION ELECTRIC COOPERATIVE

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         4.1 Eleventh Supplemental Indenture, dated as of September 1, 2001, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Suntrust Bank (formerly Crestar Bank), as Trustee.

         4.2 Amended and Restated Indenture, dated as of September 1, 2001, between Old Dominion Electric Cooperative and Suntrust Bank, as Trustee.

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


                                 OLD DOMINION ELECTRIC COOPERATIVE
                                            Registrant



Date:  November 16, 2001                 /s/ Daniel M. Walker
                                 -----------------------------------
                                             Daniel M. Walker
                                 Senior Vice President of Accounting and Finance
                                            (Chief Financial Officer)

                                 EXHIBIT INDEX


Exhibit                                                                Page
Number                   Description of Exhibit                       Number
------                   ----------------------                       ------

4.1 Eleventh Supplemental Indenture, dated as of September 1, 2001, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Suntrust Bank (formerly Crestar Bank), as Trustee.

 4.2    Amended and Restated Indenture, dated as of September 1,
        2001, between Old Dominion Electric Cooperative and Suntrust Bank, as Trustee.
                                       5