Form 10-Q
period 2002-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2002-05-14
CIK 885568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------


                                    FORM 10-Q
(Mark One)

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          ---               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

                        OLD DOMINION ELECTRIC COOPERATIVE

                                      INDEX


                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I.  Financial Information


Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - March 31, 2002 (Unaudited)
                 and December 31, 2001                                                                3

            Condensed Consolidated Statements of Revenues, Expenses and
                 Patronage Capital (Unaudited) - Three Months Ended
                 March 31, 2002 and 2001                                                              4

            Condensed Consolidated Statements of Comprehensive Income (Unaudited) -
                 Three Months Ended March 31, 2002 and 2001                                           4

            Condensed Consolidated Statements of Cash Flows (Unaudited) - Three
                 Months Ended March 31, 2002 and 2001                                                 5

            Notes to Condensed Consolidated Financial Statements                                      6

Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                            7


PART II.  Other Information


Item 1.     Legal Proceedings                                                                        13

Item 6.     Exhibits and Reports on Form 8-K                                                         13

Signature                                                                                            14

                       OLD DOMINION ELECTRIC COOPERATIVE
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,            December 31,
                                                                                    2002                 2001*
                                                                              -----------------     -----------------
                                                                                          (in thousands)
ASSETS:                                                                         (unaudited)
-----------------------------------------------------------------------------
Electric Plant:
   In service                                                                   $  902,533            $  899,691
   Less accumulated depreciation                                                  (346,796)             (340,440)
                                                                                -----------           -----------
                                                                                   555,737               559,251
   Nuclear fuel, at amortized cost                                                   6,959                 8,487
   Construction work in progress                                                   160,421               127,270
                                                                                ----------            ----------
     Net Electric Plant                                                            723,117               695,008
                                                                                ----------            ----------
Investments:
   Nuclear decommissioning trust                                                    60,893                59,700
   Lease deposits                                                                  136,399               137,265
   Other                                                                           185,579               159,083
                                                                                ----------            ----------
     Total Investments                                                             382,871               356,048
                                                                                ----------            ----------
Current Assets:
   Cash and cash equivalents                                                        51,362                77,981
   Receivables                                                                      69,229                61,097
   Fuel, materials and supplies, at average cost                                    16,625                13,936
   Prepayments                                                                       1,815                 1,783
   Deferred energy                                                                       -                18,244
                                                                                ----------            -----------
     Total Current Assets                                                          139,031               173,041
                                                                                ----------            ----------
Deferred Charges                                                                    29,940                32,053
                                                                                -----------           -----------
     Total Assets                                                               $1,274,959            $1,256,150
                                                                                ==========            ==========

CAPITALIZATION AND LIABILITIES:
-----------------------------------------------------------------------------
Capitalization:
   Patronage capital                                                            $  228,053            $  225,538
   Accumulated other comprehensive income                                             (128)                  398
   Long-term debt                                                                  625,914               625,232
                                                                                ----------            ----------
     Total Capitalization                                                          853,839               851,168
                                                                                ----------            ----------
Current Liabilities:
   Long-term debt due within one year                                               39,927                39,927
   Accounts payable                                                                 60,206                59,525
   Accounts payable - members                                                       36,685                38,223
   Accrued expenses                                                                 33,914                16,415
                                                                                -----------           -----------
     Total Current Liabilities                                                     170,732               154,090
                                                                                ----------            ----------
Deferred Credits and Other Liabilities
   Decommissioning reserve                                                          60,893                59,700
   Obligations under long-term leases                                              139,291               140,291
   Other                                                                            50,204                50,901
                                                                                ----------            -----------
     Total Deferred Credits and Other Liabilities                                  250,388               250,892
                                                                                ----------            ----------
Commitments and Contingencies                                                           -                      -
                                                                                ----------            ----------
     Total Capitalization and Liabilities                                       $1,274,959            $1,256,150
                                                                                ==========            ==========

----------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

* The Condensed Consolidated Balance Sheet at December 31, 2001, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

                        OLD DOMINION ELECTRIC COOPERATIVE

                 CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,
                   EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

                                                     Three Months Ended
                                                         March 31,
                                               -------------------------------
                                                  2002               2001
                                               ------------      -------------
                                                       (in thousands)

Operating Revenues                               $132,247          $122,288
                                                 --------          --------

Operating Expenses:
   Fuel                                            13,596            13,707
   Purchased power                                 87,902            62,024
   Operations and maintenance                       8,697             8,537
   Administrative and general                       4,667             6,567
   Depreciation, amortization and
        decommissioning                             5,841            20,229
   Taxes other than income taxes                      865               804
                                                 --------         --------
     Total Operating Expenses                     121,568           111,868
                                                 --------          --------
          Operating Margin                         10,679            10,420
Other Income/(Expense), net                           805               490
Investment Income                                   1,454               767
Interest Charges, net                             (10,422)           (9,721)
                                                 --------          --------
     Net Margin                                     2,516             1,956
Patronage Capital - Beginning of Period           225,537           224,598
                                                 --------          --------
Patronage Capital - End of Period                $228,053          $226,554
                                                 ========          ========


-------------------------------------------------------------------------------



                        OLD DOMINION ELECTRIC COOPERATIVE

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                -------------------------------
                                                   2002               2001
                                                ------------      -------------
                                                        (in thousands)

Net Margin                                          $2,516            $1,956
Other Comprehensive Income:
   Unrealized (loss)/gain on investments              (526)              913
                                                    ------            ------
Comprehensive Income                                $1,990            $2,869
                                                    ======            ======

-------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                            Three Months Ended
                                                                                March 31,
                                                                       ------------------------------
                                                                         2002               2001
                                                                       -----------      -------------
                                                                              (in thousands)
Operating Activities:
   Net Margin                                                          $   2,516         $   1,956
   Adjustments to reconcile net margins to net cash provided by operating activities:
     Depreciation, amortization and decommissioning                        5,841            20,229
     Other non-cash charges                                                2,463             1,976
     Amortization of lease obligations                                     2,467             2,362
     Interest on lease deposits                                           (2,419)           (2,313)
     Change in current assets                                                754           (12,638)
     Change in current liabilities                                        23,279            24,661
     Deferred charges and credits                                          1,851                10
                                                                       ---------         ---------
        Net Cash Provided by Operating Activities                         36,752            36,243
                                                                       ---------         ---------

Financing Activities:
   Principal payments and purchases of long-term debt                          -            (1,587)
   Obligations under long-term leases                                       (181)             (179)
                                                                       ---------         ---------
        Net Cash Used for Financing Activities                              (181)           (1,766)
                                                                       ---------         ---------

Investing Activities:
   Lease deposits and other investments                                  (27,023)           (1,079)
   Electric plant additions                                              (35,997)          (16,173)
   Decommissioning fund deposits                                            (170)             (170)
                                                                       ---------         ---------
        Net Cash Used for Investing Activities                           (63,190)          (17,422)
                                                                       ---------         ---------
        Net Change in Cash and Cash Equivalents                          (26,619)           17,055
Cash and Cash Equivalents - Beginning of Period                           77,981            20,259
                                                                       ---------         ---------
Cash and Cash Equivalents - End of Period                              $  51,362         $  37,314
                                                                       =========         =========

-------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        OLD DOMINION ELECTRIC COOPERATIVE

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2002, and our consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2002 and 2001. The consolidated results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. We ceased recording accelerated depreciation on our generation assets under our Strategic Plan Initiative effective June 1, 2001. At March 31, 2001, depreciation, amortization and decommissioning included $14.3 million of accelerated depreciation. Also effective June 1, 2001, our board of directors authorized a revenue deferral plan for the period June 1, 2001 through December 31, 2002. Under this plan, we collected $11.4 million through the demand component of our formulary rate we charged our members in 2001, which we will use to partially offset the increases in the demand component of the formulary rate beginning April 1, 2002.

3. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" which will be effective with respect to us beginning 2003. The standard requires entities to record at fair value an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the costs by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized asset is depreciated over the useful life of the long-lived asset. We do not believe that this statement will have a material adverse effect on results of our operations due to our current and future ability to recover decommissioning costs through rate adjustments.

4. In December 2001, certain interpretative guidance related to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was revised and will be effective for us in the second quarter of 2002. The revised guidance is not expected to have a material effect on our financial statements.

5. On May 9, 2001, we entered into a Master Power Purchase and Sales Agreement with Enron Power Marketing, Inc. ("EPMI"). Pursuant to transactions entered into under this agreement, EPMI was obligated to deliver power to us through December 31, 2003. Following its filing for bankruptcy protection on December 2, 2001, EPMI ceased scheduling deliveries of power under the agreement beginning December 15, 2001. We then terminated the agreement. While the terms of the agreement call for us to make a termination payment to EPMI, we believe that, due to fraudulent behavior on EPMI's part, no such payment is due. If it is ultimately determined that we owe any amounts to EPMI, such amounts are not expected to have a material impact on our financial position, results of operations, or cash flow due to our ability to collect such amounts through rates.

6. TEC Trading, Inc. ("TEC Trading"), which is owned by our member distribution cooperatives, was formed for the primary purpose of purchasing power from us to sell in the market, acquiring natural gas to supply our three combustion turbine facilities, and taking advantage of other power-related trading opportunities in the market, which will help lower our member distribution cooperatives' costs. To fully participate in power-related markets, TEC Trading will be required to maintain credit support sufficient to meet delivery and payment obligations associated with power trades. To assist TEC Trading in providing this credit support, we have agreed to guarantee up to $42.5 million of TEC Trading's delivery and payment obligations associated with its power trades. At March 31, 2002, there were no amounts outstanding under the guarantee.

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

Critical Accounting Policies

     The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported therein. These estimates and assumptions are based on information available as of the date of the financial statements and are not necessarily indicative of the results to be expected for the year. We consider the following accounting policies to be critical accounting policies due to the estimation involved in each.

     Accounting for Rate Regulation. We are a rate regulated entity and as such are subject to the accounting requirements of SFAS No. 71, "Accounting for Certain Types of Regulation." In accordance with SFAS No. 71, certain expenses and revenues normally reflected in income are deferred on the balance sheet and are recognized in income consistent with their recovery in rates. We have deferred certain expenses and revenues on our balance sheet based on rate action by our board of directors and approval by the Federal Energy Regulatory Commission ("FERC"), which we are recognizing in income concurrent with their recovery in rates.

     Margin Stabilization Plan. Our board of directors established a Margin Stabilization Plan in 1984. This plan allows us to review our actual cost of service and power sales as of year end and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements. Our formulary rate allows us to recover and refund amounts under the Margin Stabilization Plan. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year.

     Accounting for Decommissioning Costs. We accrue decommissioning costs over the expected service life of North Anna and make periodic deposits in a trust fund, such that the fund balance will equal our estimated decommissioning cost at the time of decommissioning. The present value of our future decommissioning cost is credited to the decommissioning reserve; increases are charged to our members through their rates. Our estimated cost to decommission North Anna is expected to be $91.3 million, based on a site-specific study performed by Virginia Electric and Power Company ("Virginia Power") in 1998. A new cost estimate will be completed in 2002.

Results of Operations

Operating Revenues

     Sales to Members. Our operating revenues are derived from power sales to our members and to non-members. Revenues from sales to members are a function of our member distribution cooperatives' consumers' requirement for power and our formulary rate for sales of power to our member distribution cooperatives. The formulary rate has three components: a demand rate, a base energy rate, and a fuel factor adjustment. The demand rate is designed to recover all of our capacity-related costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, capacity-related transmission costs, and our margin requirement. The base energy rate recovers energy costs, which are primarily variable costs, such as nuclear and coal fuel costs and the energy costs under our power purchase contracts with third parties. To the extent the base energy rate over or under collects all of our energy costs, we refund or collect the difference through a fuel factor adjustment. Of these components, only the base energy rate is a fixed rate that requires FERC approval prior to adjustment.

     The formulary rate identifies the costs that we can collect through the demand rate and the fuel factor adjustment, but not the actual amounts to be collected. Our costs to be collected under the components of the formulary rate typically change each year. Specifically, the demand rate is revised automatically to recover the costs contained in our annual budget and any revision made by the board of directors to our annual budget. In addition, we review our energy costs at least every six months to determine whether the base energy rate and the fuel factor adjustment adequately recover our energy costs. We revise the fuel factor adjustment accordingly.

     Our member revenues by formulary rate component, energy sales to our members, and average member cost per megawatt-hour ("MWh") for the three months ended March 31, 2002 and 2001, were as follows:

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                         2002             2001
                                                   -----------       ----------
     Member revenues (in thousands)
        Demand.................................    $   54,734        $   60,599
        Base energy rate.......................        43,326            44,106
        Fuel factor adjustment.................        33,781            14,535
                                                   ----------        ----------
           Total member revenues...............    $  131,841        $  119,240
                                                   ==========        ==========

     Sales (in MWh)............................     2,398,999         2,460,548
     Average member cost (in MWh)(1)...........    $    54.96        $    48.46


     ------------------------
     (1) Our average member cost is based on the blended cost of power from all of our sources.

Changes in our member revenues attributed to growth in sales volume and changes in our average rates for demand and energy (including our base energy rate and fuel factor adjustment) for the three months ended March 31, 2002 as compared to 2001 were as follows:
                                                               Three Months
                                                              Ended March 31,
                                                          2002 compared to 2001
                                                          ---------------------
                                                               (in thousands)
     Change in member revenues due to change in:
     Sales:
        Demand sales volume.............................           $   872
        Energy sales volume.............................            (1,040)
                                                                   -------
           Total change in sales volume.................              (168)
                                                                   -------
     Rates:
        Demand rate.....................................            (6,737)
        Energy rate.....................................            19,506
                                                                   -------
           Total change in rate.........................            12,769
                                                                   -------

           Total change in member revenues..............           $12,601
                                                                   =======

     Total member revenues for the first quarter of 2002 increased $12.6 million, or 10.6%, over the same period in 2001 primarily as a result of an increase in our average energy rate offset by a decrease in our demand rate, both of which became effective April 1, 2001. Our average energy rate (including our base energy rate and our fuel factor adjustment) for the three months ended March 31, 2002, increased 33.9% over the same period in 2001 as a result of changes in our fuel factor adjustment. The base energy rate is a fixed rate in our formulary rate and did not change. We increased our fuel factor adjustment for two reasons. First, our energy costs were higher than we projected and we needed to recover energy costs that we previously incurred but did not fully recover under the base energy rate and existing fuel factor adjustment. These higher energy costs relate to, among other items, short-term power purchases and coal purchases. Second, we increased the fuel factor adjustment to a level that, combined with the base energy rate, we anticipated would adequately recover future energy costs that we expect to be more expensive than we originally budgeted.

     On April 9, 2002, our board of directors approved an increase in our demand rate of approximately 6.0% effective April 1, 2002 to recover increases in our demand related costs. Concurrent with the increase in our demand rate we reduced our fuel factor adjustment rate approximately 31.5% effective April 1, 2002. We reduced our fuel factor adjustment rate because we have fully collected the $18.2 million deferred energy balance that we had at December 31, 2001.

     Sales to Non-Members. Sales to non-members represent sales of excess purchased energy and sales of excess generated energy from the Clover Power Station ("Clover"). Excess purchased energy is sold to Pennsylvania-New Jersey-Maryland Interconnection, LLC ("PJM") under its rates for providing energy imbalance service. Excess energy from Clover is sold to Virginia Electric and Power Company ("Virginia Power") pursuant to the requirements of the Clover Operating Agreement. Non-member revenues for the first quarter of 2002 decreased $2.6 million as compared to the same period in 2001 primarily as a result of lower sales of energy to PJM.

Operating Expenses

     We supply our member distribution cooperatives' power requirements, consisting of capacity requirements and energy requirements, through (1) our owned or leased interests in electric generating facilities, a 50% interest in Clover and an 11.6% interest in North Anna, and (2) power purchases from third parties through power purchase contracts and forward, short-term and spot market energy purchases. Our energy supply for the three months ended March 31, 2002 and 2001, was as follows:

                                                                       Three Months Ended
                                                                                  March 31,
                                                             --------------------------------------
                                                                     2002                  2001
                                                             ----------------     -----------------
                                                                            (in MWh)
     Generated:
        Clover.........................................       695,132    27.9%       813,540   31.7%
        North Anna.....................................       465,997    18.7        386,134   15.0
                                                            ---------   -----      ---------  -----
           Total generated.............................     1,161,129    46.6      1,199,674   46.7
                                                            ---------   -----      ---------  -----
     Purchased:
        Virginia area..................................       737,433    29.6        727,747   28.3
        Delmarva area..................................       554,416    22.3        576,769   22.5
        Other..........................................        37,842     1.5         63,499    2.5
                                                            ---------   -----      ---------  -----
           Total purchased.............................     1,329,691    53.4      1,368,015   53.3
                                                            ---------   -----      ---------  -----
               Total available energy..................     2,490,820   100.0%     2,567,689  100.0%
                                                            =========   =====      =========  =====

     Generated. Generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear and other power plants incur the embedded fixed costs of these facilities whether or not the units operate. When either North Anna or Clover is off-line, we must purchase replacement energy from either Virginia Power, which is more costly, or the market, which may be more or less costly. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of North Anna and Clover. The output of North Anna and Clover for the first quarter of 2002 and 2001 as a percentage of the maximum dependable capacity rating of the facilities was as follows:

                                                North Anna                        Clover
                                        -----------------------           -----------------------
                                           Three Months Ended                Three Months Ended
                                                 March 31,                        March 31,
                                        -----------------------           -----------------------
                                           2002          2001                2002          2001
                                        ---------     ---------           ---------     ---------
     Unit 1.........................     101.3%          100.9%             59.9%           77.4%
     Unit 2.........................     100.7            66.3              87.5            95.3
     Combined.......................     101.0            83.6              73.7            86.4

     North Anna. There were no maintenance outages at North Anna during the first three months of 2002. During the first three months of 2001, there were no maintenance outages on North Anna Unit 1. North Anna Unit 2 began a scheduled refueling outage on March 11, 2001, and was returned to service on April 10, 2001, four days ahead of schedule.

     Clover. Clover Unit 1 was removed from service on March 1, 2002, for a scheduled 54-day maintenance outage. The unit also experienced two minor unscheduled outages during the first quarter of 2002. Clover Unit 2 experienced only minor unscheduled outages during the first quarter of 2002. However, on February 16, 2002, the unit load was reduced to 125 MW due to a forced draft fan motor failure. The unit was returned to full load operations on March 2, 2002. During the first quarter of 2001, Clover Unit 1 was off-line 13 days for a scheduled maintenance outage. Clover Unit 2 was not off-line during the first quarter of 2001.

     Purchased. Market forces influence the structure of new power supply contracts that we enter into. Within PJM, our contracts reflect the need to have capacity (either owned generation facilities or rights to the capacity of a generating facility under power contracts) to meet our member distribution cooperatives' capacity requirements. To meet our member distribution cooperatives' energy requirements on the Delmarva Peninsula, we purchase energy from the market or utilize the PJM power pool when economical. In Virginia, capacity and energy requirements are provided principally by Virginia Power, American Electric Power - Virginia, and Allegheny Power Resources.

     The major components of our operating expenses for the three months ended March 31, 2002 and 2001, were as follows:

                                                                   Three Months Ended
                                                                         March 31,
                                                               ------------------------------
                                                                    2002              2001
                                                               ------------       -----------
                                                                        (in thousands)
     Fuel.................................................        $ 13,596          $ 13,707
     Purchased power......................................          87,902            62,024
     Operations and maintenance...........................           8,697             8,537
     Administrative and general...........................           4,667             6,567
     Depreciation, amortization and decommissioning.......           5,841            20,229
     Taxes, other than income taxes.......................             865               804
                                                                  --------          --------
        Total operating expenses..........................        $121,568          $111,868
                                                                  ========          ========

     Aggregate operating expenses for the first quarter of 2002 increased $9.7 million, or 8.7%, over the same period in 2001 because of an increase in purchased power expenses. The cost of demand and energy purchased during the first quarter of 2002 decreased $15.3 million, or 21.1%, over the same period in 2001 because of a decrease in the average cost of demand and energy purchased. However, as a result of increasing our fuel factor adjustment rate to recover the $18.2 million deferred energy at December 31, 2001, our purchased power expenses rose 41.7% in the first quarter of 2002 as compared to the same period in 2001. The increase in purchased power was offset by a decrease in depreciation, amortization and decommissioning expense because we ceased recording accelerated depreciation effective June 1, 2001.

Other Items

     Investment Income. Investment income increased $0.6 million, or 89.6%, in the first quarter of 2002 as compared to the same period in 2001 because of an increase in invested cash and cash equivalents resulting from the proceeds from the issuance of debt in the third quarter of 2001.

     Interest Charges, net. Interest charges, net increased $0.7 million, or 7.2%, in the first quarter of 2002 as compared to the first quarter of 2001 because of interest on the $215.0 million of indebtedness issued in September 2001.

     Net Margin. Our net margin, which is a function of our interest charges, increased $0.6 million, or 28.6%, in the first quarter of 2002 as compared to the same period in 2001, because our interest expense was higher due to our issuance of indebtedness in 2001.

Financial Condition

     The principal changes in our financial condition from December 31, 2001 to March 31, 2002, were caused by increases in construction work in progress, investments, and accrued expenses. The increase in construction work in progress of $33.2 million, or 26.0%, is due to payments for construction of our three combustion turbine facilities. The increase in other investments of $26.5 million, or 16.7%, is due to investing our excess cash. The increase in accrued expenses of $17.5 million, or 106.6%, is due to accrued interest on our outstanding indebtedness and a change in our deferred energy balance from an $18.2 million asset (under-collection of costs) at December 31, 2001, to a $4.1 million liability (over-collection of costs) at March 31, 2002. This change resulted from increasing our fuel factor adjustment to collect energy costs that had not been recovered previously through our base energy rate and fuel factor adjustment.

  Liquidity and Capital Resources

     Operations. Historically, our operating cash flows have been sufficient to meet our short- and long-term capital expenditures related to North Anna and Clover, our debt service requirements, and our ordinary business operations. Our operating activities provided cash flows of $36.8 million and $36.2 million at March 31, 2002 and 2001, respectively. Operating activities in the first three months of 2002 were affected primarily by changes between periods in non-cash working capital accounts.

     Financing  Activities.   At March 31, 2002 and 2001, we had no  outstanding
letters of credit.

     Investing Activities. Investing activities in the first quarter of 2002 consisted primarily of expenditures for our three combustion turbine facilities and additions to investments.

Other Matters

     On May 9, 2001, we entered into a Master Power Purchase and Sales Agreement with Enron Power Marketing, Inc. ("EPMI"). Pursuant to transactions entered into under this agreement, EPMI was obligated to deliver power to us through December 31, 2003. Following its filing for bankruptcy protection on December 2, 2001, EPMI ceased scheduling deliveries of power under the agreement beginning December 15, 2001. We then terminated the agreement. While the terms of the agreement call for us to make a termination payment to EPMI, we believe that, due to fraudulent behavior on EPMI's part, no such payment is due. If it is ultimately determined that we owe any amounts to EPMI, such amounts are not expected to have a material impact on our financial position, results of operations, or cash flow due to our ability to collect such amounts through rates.

     During an inspection at North Anna, Virginia Power determined that the reactor heads on North Anna Units 1 and 2 might need to be replaced. At March 31, 2002, Virginia Power was still evaluating the need to replace the heads.

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


Item 6.    Exhibits and Reports on Form 8-K.

     (b)   Reports on Form 8-K.

               The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OLD DOMINION ELECTRIC COOPERATIVE
                                                         Registrant




Date:     May 13, 2002                          /s/Daniel M. Walker
                                         ----------------------------------
                                                   Daniel M. Walker
                                Senior Vice President of Accounting and Finance
                                              (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit                                                                  Page
Number                    Description of Exhibit                        Number
-------                   ----------------------                        ------