Form 10-Q/A
period 2002-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2002-10-08
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001*
	(in thousands)
ASSETS:	(unaudited)
Electric Plant:
In service	$916,691	$899,691
Less accumulated depreciation	(353,113)	(340,440)

	563,578	559,251
Nuclear fuel, at amortized cost	5,493	8,487
Construction work in progress	205,660	127,270

Net Electric Plant	774,731	695,008

Investments:
Nuclear decommissioning trust	59,989	59,700
Lease deposits	138,822	137,265
Other	141,724	159,083

Total Investments	340,535	356,048

Current Assets:
Cash and cash equivalents	53,723	77,981
Receivables	55,830	61,097
Fuel, materials and supplies, at average cost	18,263	13,936
Prepayments	1,813	1,783
Deferred energy	—	18,244

Total Current Assets	129,629	173,041

Deferred Charges	22,446	32,053

Total Assets	$1,267,341	$1,256,150

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$230,580	$225,538
Accumulated other comprehensive income	(15,081)	398
Long-term debt	626,599	625,232

Total Capitalization	842,098	851,168

Current Liabilities:
Long-term debt due within one year	39,927	39,927
Accounts payable	59,914	59,525
Accounts payable—members	34,260	38,223
Deferred energy	15,054	—
Accrued expenses	24,830	16,415

Total Current Liabilities	173,985	154,090

Deferred Credits and Other Liabilities
Decommissioning reserve	59,989	59,700
Obligations under long-term leases	141,762	140,291
Other	49,507	50,901

Total Deferred Credits and Other Liabilities	251,258	250,892

Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$1,267,341	$1,256,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

*
The Condensed Consolidated Balance Sheet at December 31, 2001, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,
EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Operating Revenues	$113,426	$111,933	$245,673	$234,221

Operating Expenses:
Fuel	12,269	14,046	25,865	27,753
Purchased power	72,151	61,404	160,053	123,428
Operations and maintenance	8,200	8,767	16,897	17,304
Administrative and general	6,065	4,888	10,732	11,455
Depreciation, amortization and decommissioning	2,058	11,429	7,899	31,658
Taxes other than income taxes	842	783	1,707	1,587

Total Operating Expenses	101,585	101,317	223,153	213,185

Operating Margin	11,841	10,616	22,520	21,036
Other (Expense)/Income, net	(73)	192	732	682
Investment Income	552	700	2,006	1,467
Interest Charges, net	(9,793)	(9,568)	(20,215)	(19,289)

Net Margin	2,527	1,940	5,043	3,896
Patronage Capital—Beginning of Period	228,053	226,554	225,537	224,598
Payment of Capital Credits	—	(7,500)	—	(7,500)

Patronage Capital—End of Period	$230,580	$220,994	$230,580	$220,994

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net Margin	$2,527	$1,940	$5,043	$3,896
Other Comprehensive Income:
Unrealized gain/(loss) on investments	32	(15)	(494)	898
Cumulative effect of accounting change on derivative contracts	(15,944)	—	(15,944)	—
Unrealized gain on derivative contracts	959	—	959	—

Comprehensive Income	$(12,426)	$1,925	$(10,436)	$4,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Operating Activities:
Net Margin	$5,043	$3,896
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and decommissioning	11,701	30,358
Other non-cash charges	4,866	4,051
Amortization of lease obligations	4,938	4,729
Interest on lease deposits	(4,844)	(4,629)
Change in current assets	19,154	(4,498)
Change in current liabilities	19,895	18,786
Deferred charges and credits	(5,899)	(827)

Net Cash Provided by Operating Activities	54,854	51,866

Financing Activities:
Principal payments and purchases of long-term debt	—	(3,572)
Obligations under long-term leases	(181)	(180)

Net Cash Used for Financing Activities	(181)	(3,752)

Investing Activities:
Lease deposits and other investments	16,865	(1,811)
Electric plant additions	(95,456)	(34,176)
Decommissioning fund deposits	(340)	(340)

Net Cash Used for Investing Activities	(78,931)	(36,327)

Net Change in Cash and Cash Equivalents	(24,258)	11,787
Cash and Cash Equivalents—Beginning of Period	77,981	20,259

Cash and Cash Equivalents—End of Period	$53,723	$32,046

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

3.
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” which will be effective for us beginning January 1, 2003. The standard requires entities to record at fair value an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the costs by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized asset is depreciated over the useful life of the long-lived asset. We do not believe that this statement will have a material effect on results of our operations due to our ability to recover decommissioning costs through rate adjustments.

4.
In December 2001, certain interpretative guidance related to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was revised. This revised interpretive guidance became effective for us beginning April 1, 2002. Under the new guidance, certain energy option contracts, which previously qualified for the normal purchases and sales exception under SFAS No. 133, were required to be recorded at market value.

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

5.
On May 9, 2001, we entered into a Master Power Purchase and Sales Agreement with Enron Power Marketing, Inc. (“EPMI”). Pursuant to transactions entered into under this agreement, EPMI was obligated to deliver power to us through December 31, 2003. Following its filing for bankruptcy protection on December 2, 2001, EPMI ceased scheduling deliveries of power under the agreement beginning December 15, 2001. We then terminated the agreement. While the terms of the agreement call for us to make a termination payment to EPMI, we have disputed that obligation due to fraudulent behavior on EPMI’s part. If it is ultimately determined that we owe any amounts to EPMI, such amounts are not expected to have a material impact on our financial position, results of operations, or cash flow due to our ability to collect such amounts through rates. We are currently in discussions with EPMI.

6.
TEC Trading, Inc. (“TEC Trading”), a corporation owned by our member distribution cooperatives, was formed for the primary purposes of purchasing power from us to sell in the market, acquiring natural gas to supply our three combustion turbine facilities, and taking advantage of other power-related trading opportunities in the market, which will help lower our member distribution cooperatives’ costs. To fully participate in power-related markets, TEC Trading will be required to maintain credit support sufficient to meet delivery and payment obligations associated with power trades. To assist TEC Trading in providing this credit support, we have agreed to guarantee up to $42.5 million of TEC Trading’s delivery and payment obligations associated with its power trades. At June 30, 2002, we had a $0.5 million guarantee outstanding.

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Accounting for Rate Regulation.    We are a rate regulated entity and as such are subject to the accounting requirements of SFAS No. 71, “Accounting for Certain Types of Regulation.” In accordance with SFAS No. 71, certain expenses and revenues normally reflected in income are deferred on the balance sheet and are recognized in income consistent with their recovery in rates. We have deferred certain expenses and revenues on our balance sheet based on rate action by our board of directors and approval by the Federal Energy Regulatory Commission (“FERC”), which we are recognizing in income concurrent with their recovery in rates.

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

Accounting for Decommissioning Costs.    We accrue decommissioning costs over the expected service life of the North Anna Power Station (“North Anna”) and make periodic deposits in a trust fund, such that the fund balance will equal our estimated decommissioning cost at the time of decommissioning. The present value of our future decommissioning cost is credited to the decommissioning reserve; increases are charged to our members through their rates. Our estimated cost to decommission North Anna is $91.3 million, based on a site-specific study performed by Virginia Electric and Power Company (“Virginia Power”) in 1998. Virginia Power expects to complete a new cost estimate in 2002.

Results of Operations

Operating Revenues

Sales to Members.    Our operating revenues are derived from power sales to our members and to non-members. Revenues from sales to members are a function of our member distribution cooperatives’ consumers’ requirement for power and our formulary rate for sales of power to our member distribution cooperatives. The formulary rate has three components: a demand rate, a base energy rate, and a fuel factor adjustment rate. The demand rate is designed to recover all of our capacity-related costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, capacity-related transmission costs, and our margin requirement. The base energy rate recovers energy costs, which are primarily variable costs, such as nuclear and coal fuel costs and the energy costs under our power purchase contracts with third parties. To the extent the base energy rate either over or under collects all of our energy costs, we refund or collect the difference through a fuel factor adjustment rate. Of these components, only the base energy rate is a fixed rate that requires FERC approval prior to adjustment.

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

Our member revenues by formulary rate component, energy sales to our members, and average member cost per megawatt-hour (“MWh”) for the three and six months ended June 30, 2002 and 2001, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Member Revenues (in thousands)
Demand rate	$50,174	$45,498	$104,908	$106,097
Base energy rate	40,614	37,343	83,940	81,449
Fuel factor adjustment rate	21,563	29,158	55,344	43,693

Total Member Revenues	$112,351	$111,999	$244,192	$231,239

Sales (in MWh)	2,290,271	2,065,651	4,689,270	4,526,199
Average Member Cost ($ per MWh)(1)	$49.06	$54.22	$52.07	$51.09

(1) Our average member cost is based on the blended cost of power from all of our sources.

Changes in our member revenues attributed to growth in sales volume and changes in our average rates for demand and energy (including our base energy rate and fuel factor adjustment rate) for the three and six months ended June 30, 2002 as compared to 2001, were as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2002 Compared to 2001	2002 Compared to 2001
	(in thousands)
Change in member revenues due to change in:
Demand sales volume	$7,091	$10,252
Energy sales volume	6,098	4,844

Total sales volume	13,189	15,096

Demand rate	(2,415)	(11,442)
Energy rate	(10,422)	9,299

Total rates	(12,837)	(2,143)

Total change in member revenues	$352	$12,953

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

Total member revenues for the second quarter of 2002 increased by an insignificant amount from the same period in 2001. Increases in member revenues generated by 16.5% and 10.9% increases in demand and energy sales volumes, respectively, were offset by a decrease in our average energy rate. Our average energy rate (including our base energy rate and our fuel factor adjustment rate) for the three months ended June 30, 2002, decreased 15.7% over the same period in 2001 as a result of a reduction in our fuel factor adjustment rate.

Total member revenues for the first six months of 2002 increased $13.0 million, or 5.6%, as compared to the same period in 2001 primarily because of an increase in demand and energy sales and a higher average fuel factor adjustment rate. The increase in member revenues was partially offset by a 10.8% decrease in the average demand rate, which largely resulted from reductions in our demand rate April 1, 2001 and June 1, 2001. Effective April 1, 2002, we increased our demand rate because of anticipated higher demand costs, primarily transmission costs.

Sales to Non-Members.    Sales to non-members represent sales of excess purchased energy and sales of excess generated energy from the Clover Power Station (“Clover”). Excess purchased energy is sold to Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”) under its rates for providing energy imbalance service. Excess energy from Clover is sold to Virginia Power pursuant to the Clover Operating Agreement. Non-member revenues increased $1.1 million in the second quarter of 2002 and decreased $1.5 million in the first half of 2002 as compared to the same periods in 2001 primarily as a result of sales of energy to PJM.

Operating Expenses

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through (1) our owned or leased interests in electric generating facilities, a 50% interest in Clover and an 11.6% interest in North Anna, and (2) power purchases from third parties through power purchase contracts and forward, short-term, and spot market energy purchases. Our energy supply for the three and six months ended June 30, 2002 and 2001, was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2001
	(MWh)		(MWh)		(MWh)		(MWh)
Generated:
Clover	615,293	26.8%	743,644	32.2%	1,310,425	27.4%	1,579,313	33.6%
North Anna	469,330	20.4	429,247	18.6	935,327	19.5	823,708	17.5

Total generated	1,084,623	47.2	1,172,891	50.8	2,245,752	46.9	2,403,021	51.1

Purchased:
Virginia Area	678,991	29.5	596,587	25.9	1,416,424	29.6	1,169,411	24.9
Delmarva Area	504,888	21.9	488,819	21.2	1,059,304	22.1	1,013,804	21.6
Other	31,427	1.4	49,511	2.1	69,268	1.4	112,110	2.4

Total purchased	1,215,306	52.8	1,134,917	49.2	2,544,996	53.1	2,295,325	48.9

Total Available Energy	2,299,929	100.0%	2,307,808	100.0%	4,790,748	100.0%	4,698,346	100.0%

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

	North Anna				Clover
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001	2002	2001	2002	2001
Unit 1	101.0%	100.6%	101.1%	100.8%	52.8%	87.5%	56.6%	83.0%
Unit 2	100.2	86.9	100.4	76.7	75.0	71.6	81.6	83.8
Combined	100.6	93.8	100.8	88.8	63.9	79.6	69.1	83.4

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

Purchased.    Load requirements and market forces influence the structure of our new power supply contracts. Within PJM, our contracts reflect the need to have capacity (either owned generation facilities or rights to the capacity of a generating facility under power contracts) to meet our member distribution cooperatives’ capacity requirements. To meet our member distribution cooperatives’ energy requirements on the Delmarva Peninsula, we purchase energy from the market or utilize the PJM power pool when economical. In Virginia, capacity and energy requirements are provided principally by Virginia Power, American Electric Power – Virginia, and Allegheny Power Resources.

The major components of our operating expenses for the three and six months ended June 30, 2002 and 2001, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Fuel	$12,269	$14,046	$25,865	$27,753
Purchased power (including deferred energy)	72,151	61,404	160,053	123,428
Operations and maintenance	8,200	8,767	16,897	17,304
Administrative and general	6,065	4,888	10,732	11,455
Depreciation, amortization and decommissioning	2,058	11,429	7,899	31,658
Taxes, other than income taxes	842	783	1,707	1,587

Total operating expenses	$101,585	$101,317	$223,153	$213,185

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

Net Margin.    Our net margin, which is a function of our interest charges and our margin requirement, increased $0.6 million, or 30.4%, and $1.2 million, or 29.5%, in the second quarter and first six months of 2002 as compared to the same periods in 2001, because our interest expense was higher due to our issuance of indebtedness in 2001.

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

Financing Activities.    In October 2000, our subsidiaries submitted applications to Rural Utilities Services (“RUS”) for loan guarantees to finance the entire cost of our three combustion turbine facilities currently under development or construction. However, in July 2002, RUS determined that it would not be able to approve our loan guarantee requests and advance funds before 2003. Because we estimate that additional funds will be needed during the fourth quarter of 2002 to finance the development and construction of the combustion turbine facilities, we withdrew our RUS applications and will pursue additional financing through issuances of indebtedness under our indenture.

If funding for the development or construction of the combustion turbine facilities is needed prior to our next issuance of indebtedness under our indenture, we will borrow funds under construction-related committed lines of credit. These lines of credit totaled $115 million at June 30, 2002. Lines of credit totaling $60 million expired during the second quarter of 2002 and were subsequently renewed for additional one-year terms. One line of credit in the amount of $55 million expired July 15, 2002. We are currently negotiating to reinstate this line of credit in the amount of $50 million. A financial covenant in our indenture limits our short-term indebtedness to the greater of $100 million and 15% of our total long-term debt and equities. As of June 30, 2002, this covenant would have limited the aggregate amount we could have drawn under all our lines of credit, which include an additional $95 million of general working capital lines of credit, to approximately $126.3 million.

Investing Activities.    Investing activities in the second quarter of 2002 consisted primarily of expenditures for our three combustion turbine facilities and a reduction in investments due to liquidating investments to fund construction expenses.

Other Matters

On May 9, 2001, we entered into a Master Power Purchase and Sales Agreement with Enron Power Marketing, Inc. (“EPMI”). Pursuant to transactions entered into under this agreement, EPMI was obligated to deliver power to us through December 31, 2003. Following its filing for bankruptcy protection on December 2, 2001, EPMI ceased scheduling deliveries of power under the agreement beginning December 15, 2001. We then terminated the agreement. While the terms of the agreement call for us to make a termination payment to EPMI, we have disputed that obligation due to fraudulent behavior on EPMI’s part. If it is ultimately determined that we owe any amounts to EPMI, such amounts are not expected to have a material impact on our financial position, results of operations, or cash flow due to our ability to collect such amounts through rates. We are currently in discussions with EPMI.

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

In June 2001, Virginia Power filed applications with the Nuclear Regulatory Commission (“NRC”) to renew the operating licenses for both North Anna units. The NRC issued a draft environmental impact statement in June 2002 that found that the continued operation of North Anna would have minimal impact on the environment if the operating licenses were renewed. The environmental impact statement was open for public comment until August 1, 2002.

On July 17, 2002, we received a Certificate of Convenience and Public Necessity (“CPCN”) from the Virginia State Corporation Commission for our combustion turbine facility located in Louisa County, Virginia. We expect to begin construction on the facility in the third quarter of 2002 and to have the units available for commercial operation in 2003.

In 1998, the Environmental Protection Agency issued a rule addressing regional transport of ground-level ozone through reductions in nitrogen oxides (“NOx”), commonly known as the NOx State Implementation Plan (“SIP”) call. The NOx SIP call requires emissions reductions to be implemented by May 1, 2004. We and Virginia Power have evaluated our options for meeting the NOx SIP call as applicable to Clover and have determined the best alternative to be installation of additional NOx controls at Clover combined with the purchase of emissions credits. The estimated cost of these activities to us is expected to be approximately $8.5 million. We expect to be in full compliance with the NOx SIP call by May 1, 2003.

In October 1997, we filed with FERC a Section 206 complaint against PSE&G asserting that our power purchase agreement with PSE&G should be modified to conform to the restructuring of PJM. Under the PJM structure, we pay for the transmission of PSE&G power through Conectiv’s zonal rate. On May 14, 1998, FERC ruled in our favor, ordering PSE&G to remove any transmission costs from its rates for capacity and associated energy sold to us. PSE&G complied with the FERC order by virtue of a compliance filing submitted to FERC on June 15, 1998. Still, in 2000, PSE&G filed a petition for review of FERC’s orders in the matter with the United States Court of Appeals for the District of Columbia Circuit.

On July 12, 2002, the Court of Appeals vacated FERC’s May 14, 1998 ruling and remanded the complaint to FERC for further consideration and proceedings. We intend to vigorously pursue our original complaint with FERC in the remanded proceeding. Until FERC takes action on the matter on remand, we are aware of no requirement that we pay for the disputed transmission costs since June 15, 1998. We estimate these costs to be approximately $23.4 million for the period from May 14, 1998 through June 30, 2002, and approximately $37.2 million for the period from May 14, 1998 through the end of the term of the agreement. We cannot predict the outcome of this proceeding. Any amount we ultimately may be required to pay to PSE&G with respect to this matter would be recovered from our members through our formulary rate.

In August 2002, Virginia Power formally notified the Nuclear Regulatory Commission that, due to drought conditions in Virginia, a dropping water level in Lake Anna could force Virginia Power to temporarily discontinue operations at North Anna. The water level of Lake Anna, which supplies cooling water for North Anna’s generators, has fallen below 246 feet above sea level. If the lake falls to 244 feet above sea level, the plant is required to temporarily discontinue operations. However, Virginia Power is examining ways to modify its procedures at North Anna to allow it to keep the reactors operating even if the lake falls below 244 feet. If North Anna is required to temporarily discontinue operations, Virginia Power is required to supply us with reserve capacity and energy under the Interconnection and Operating Agreement.

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

OLD DOMINION ELECTRIC COOPERATIVE Registrant

Date: October 8, 2002	/s/ DANIEL M. WALKER
Daniel M. Walker Senior Vice President of Accounting and Finance (Chief Financial Officer)