Form 10-Q/A
period 2002-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2002-10-16
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2
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

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.

The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2002.

EXPLANATORY NOTE

Old Dominion Electric Cooperative (the “Company”) is filing this Form 10-Q/A to amend the Company’s quarterly report on Form 10-Q/A for the period ended June 30, 2002, which was filed with the Securities Exchange Commission on October 8, 2002. This amendment is being filed for the sole purpose of including the appropriate certifications pursuant to 18 U.S.C. ss. 1350, as adopted by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. No other change has been made by this filing to the quarterly report on Form 10-Q/A for the period ended June 30, 2002, filed on October 8, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE Registrant

Date: October 16, 2002	/s/ DANIEL M. WALKER
Daniel M. Walker Senior Vice President of Accounting and Finance (principal financial and accounting officer)

CERTIFICATIONS

I, Jackson E. Reasor, the President and Chief Executive Officer of Old Dominion Electric Cooperative certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Old Dominion Electric Cooperative;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 16, 2002	/s/ JACKSON E. REASOR
Jackson E. Reasor President and Chief Executive Officer

I, Daniel M. Walker, the Senior Vice President of Accounting and Finance of Old Dominion Electric Cooperative certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Old Dominion Electric Cooperative;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 16, 2002	/s/ DANIEL M. WALKER
Daniel M. Walker Senior Vice President of Accounting and Finance (principal financial and accounting officer)