Form 10-Q
period 2002-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2002-11-13
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 33-46795

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001*

	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
In service	$923,452	$899,691
Less accumulated depreciation	(359,256)	(340,440)

	564,196	559,251
Nuclear fuel, at amortized cost	4,313	8,487
Construction work in progress	270,525	127,270

Net Electric Plant	839,034	695,008

Investments:
Nuclear decommissioning trust	56,332	59,700
Lease deposits	141,109	137,265
Other	121,994	159,083

Total Investments	319,435	356,048

Current Assets:
Cash and cash equivalents	52,980	77,981
Receivables	56,265	61,097
Fuel, materials and supplies, at average cost	14,507	13,936
Prepayments	2,420	1,783
Deferred energy	—	18,244

Total Current Assets	126,172	173,041

Deferred Charges	21,567	32,053

Total Assets	$1,306,208	$1,256,150

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$233,101	$225,538
Accumulated other comprehensive income	(17,030)	398
Long-term debt	627,286	625,232

Total Capitalization	843,357	851,168

Current Liabilities:
Long-term debt due within one year	39,927	39,927
Accounts payable	68,882	59,525
Accounts payable – members	60,309	38,223
Deferred energy	5,046	—
Accrued expenses	39,580	16,415

Total Current Liabilities	213,744	154,090

Deferred Credits and Other Liabilities:
Decommissioning reserve	56,332	59,700
Obligations under long-term leases	144,006	140,291
Other	48,769	50,901

Total Deferred Credits and Other Liabilities	249,107	250,892

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,306,208	$1,256,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

*

The Condensed Consolidated Balance Sheet at December 31, 2001, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,
EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Operating Revenues	$130,255	$130,414	$375,928	$364,635

Operating Expenses:
Fuel	16,024	15,698	41,889	43,451
Purchased power	95,741	93,263	222,495	222,400
Deferred energy	(10,009)	(14,667)	23,290	(20,376)
Operations and maintenance	8,785	8,313	25,682	25,617
Administrative and general	5,928	5,942	16,660	17,397
Depreciation, amortization and decommissioning	5,986	6,016	17,687	36,374
Amortization of regulatory liability	(3,801)	3,900	(7,603)	5,200
Taxes other than income taxes	854	776	2,561	2,363

Total Operating Expenses	119,508	119,241	342,661	332,426

Operating Margin	10,747	11,173	33,267	32,209
Other (Expense)/Income, net	(17)	(6)	714	676
Investment Income	461	359	2,467	1,826
Interest Charges, net	(8,670)	(9,592)	(28,885)	(28,881)

Net Margin	2,521	1,934	7,563	5,830
Patronage Capital – Beginning of Period	230,580	220,994	225,538	224,598
Payment of Capital Credits	—	—	—	(7,500)

Patronage Capital – End of Period	$233,101	$222,928	$233,101	$222,928

CONDENSED CONSOLIDATED STATEMENTS
 OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Net Margin	$2,521	$1,934	$7,563	$5,830

Other Comprehensive Income:
Unrealized gain/(loss) on investments	34	1,080	(460)	1,978
Cumulative effect of accounting change on derivative contracts	—	—	(15,944)	—
Unrealized loss on derivative contracts	(1,983)	—	(1,024)	—

Other comprehensive income	(1,949)	1,080	(17,428)	1,978

Comprehensive Income	$572	$3,014	$(9,865)	$7,808

   The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

	(in thousands)
Operating Activities:
Net Margin	$7,563	$5,830
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and decommissioning	17,687	36,374
Other non-cash charges	6,978	5,943
Amortization of lease obligations	7,422	7,108
Interest on lease deposits	(7,279)	(6,961)
Change in:
Current assets, other than cash and cash equivalents	3,624	7,354
Current liabilities, other than deferred energy	41,210	31,627
Deferred energy	23,290	(20,377)
Deferred charges, credits, and other liabilities	6,100	(1,649)

Net Cash Provided by Operating Activities	106,595	65,249

Financing Activities:
Principal payments and purchases of long-term debt	—	(3,572)
Additions to long-term debt	—	215,271
Payment of debt issuance costs	—	(5,781)
Obligations under long-term leases	(272)	(268)

Net Cash (Used for)/Provided by Financing Activities	(272)	205,650

Investing Activities:
Lease deposits and other investments	36,629	(230,506)
Electric plant additions	(167,442)	(56,763)
Decommissioning fund deposits	(511)	(511)

Net Cash Used for Investing Activities	(131,324)	(287,780)

Net Change in Cash and Cash Equivalents	(25,001)	(16,881)
Cash and Cash Equivalents – Beginning of Period	77,981	20,259

Cash and Cash Equivalents – End of Period	$52,980	$3,378

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2002, and our consolidated results of operations, comprehensive income, and cash flows for the three and nine months ended September 30, 2002 and 2001.  The consolidated results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2001 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

2.

We ceased recording accelerated depreciation on our generation assets under our Strategic Plan Initiative effective June 1, 2001.  At September 30, 2001, depreciation, amortization and decommissioning included $18.5 million of accelerated depreciation.  Also effective June 1, 2001, our board of directors authorized a revenue deferral plan for the period June 1, 2001 through December 31, 2002.  Under this plan, we collected $11.4 million through the demand component of the formulary rate we charged our members in 2001. We used this deferred revenue to partially offset the increases in the demand component of the formulary rate beginning April 1, 2002.  At September 30, 2002, the remaining balance in deferred revenue was $3.8 million, which is included in accrued expenses.

3.

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which will be effective for us beginning January 1, 2003.  SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized asset is depreciated over the useful life of the long-lived asset.  SFAS No. 143 requires that any transition adjustment determined at adoption be recognized as a cumulative effect of a change in accounting principle.  We do not believe that this statement will have a material effect on results of our operations due to our ability to recover these costs, or our requirement to pass on any gains, through our formulary rate.

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

We entered into energy option contracts to hedge the variability of cash flows associated with changes in the market prices of energy.  At September 30, 2002, we had a net unrealized loss in accumulated other comprehensive income of approximately $17.0 million associated with the effective portion of the change in fair value of the option contracts designated as cash flow hedges. There was no hedge ineffectiveness during the three and nine month periods ended September 30, 2002.

We expect to reclassify any net unrealized losses from accumulated other comprehensive income to operating expense over the period of the contracts.  During the nine month period ended September 30, 2002, we reclassified $5.4 million to operating expense.  The effect of the amounts being reclassified to expense will generally be offset by the recognition of the hedged transactions.

At September 30, 2002, accrued expenses included a $13.4 million derivative liability related to these contracts.

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

6.

In October 1997, we filed with the Federal Energy Regulatory Commission (“FERC”) a Section 206 complaint against Public Service Electric & Gas Company (“PSE&G”) asserting that our power purchase agreement with PSE&G should be modified to conform to the restructuring of Pennsylvania-New Jersey-Maryland Interconnection LLC (“PJM”).  Under the PJM structure, we pay for the transmission of PSE&G power through Conectiv Energy’s zonal rate.  On May 14, 1998, FERC ruled in our favor, ordering PSE&G to remove any transmission costs from its rates for capacity and associated energy sold to us.  PSE&G complied with the FERC order by virtue of a compliance filing submitted to FERC on June 15, 1998.  Still, in 2000, PSE&G filed a petition for review of FERC’s orders in the matter with the United States Court of Appeals for the District of Columbia Circuit.

On July 12, 2002, the Court of Appeals vacated FERC’s May 14, 1998 ruling and remanded the complaint to FERC for further consideration and proceedings.  We intend to vigorously pursue our original complaint with FERC in the remanded proceeding.  Until FERC takes action on the matter on remand, we are aware of no requirement that we pay for the disputed transmission costs since June 15, 1998.  We estimate these costs to be approximately $24.8 million, excluding interest, for the period from May 14, 1998 through September 30, 2002, and approximately $37.2 million, excluding interest, for the period from May 14, 1998 through December 31, 2004, the end of the term of the agreement.  We cannot predict the outcome of this proceeding.  Any amount we ultimately may be required to pay to PSE&G with respect to this matter would be recovered from our member distribution cooperatives through our formulary rate.

7.

TEC Trading, Inc. (“TEC Trading”), a corporation owned by our member distribution cooperatives, was formed for the primary purposes of purchasing power from us to sell in the market, acquiring natural gas to supply our three combustion turbine facilities, and taking advantage of other power-related trading opportunities in the market, which will help lower our member distribution cooperatives’ costs.  To fully participate in power-related markets, TEC Trading will be required to maintain credit support sufficient to meet delivery and payment obligations associated with power trades.  To assist TEC Trading in providing this credit support, we have agreed to guarantee up to $42.5 million of TEC Trading’s delivery and payment obligations associated with its power trades.  At September 30, 2002, we had a $0.5 million guarantee outstanding.  During the nine month period ended September 30, 2002, we had sales to TEC Trading of $0.7 million and had charged administrative services fees to it of $5,000.

8.	Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

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

          Margin Stabilization Plan.  We have a Margin Stabilization Plan that allows us to review our actual demand-related costs of service and demand revenue as of year end and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as required by our board of directors. Our formulary rate allows us to recover and refund amounts under the Margin Stabilization Plan. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year.  We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, in the succeeding year.  Each quarter we adjust revenues and accounts payable–members, or accounts receivable–members, as appropriate, to reflect these adjustments.

          Accounting for Decommissioning Costs.  We accrue decommissioning costs over the expected service life of the North Anna Nuclear Power Station, a two unit nuclear power facility in which we own an 11.6% undivided interest (“North Anna”), and make periodic deposits in a trust fund, such that the fund balance will equal our estimated decommissioning cost of the contaminated portion of the plant at the time of decommissioning.  The present value of our future decommissioning cost is credited to the decommissioning reserve; increases are charged to our members through their rates.  Our portion of the estimated cost to decommission North Anna is $91.3 million, based on a site-specific study performed by Virginia Electric and Power Company (“Virginia Power”) in 1998.  Virginia Power expects to complete a new site-specific study and related cost estimate in the fourth quarter of 2002.

Results of Operations

Operating Revenues

          Sales to Members.  Our operating revenues are derived from power sales to our members and to non-members. Revenues from sales to members are primarily a function of our member distribution cooperatives’ consumers’ requirement for power and our formulary rate for sales of power to our member distribution cooperatives.  Our formulary rate has three components: a demand rate, a base energy rate, and a fuel factor adjustment rate.  Of these components, only the base energy rate is a fixed rate that requires FERC approval prior to adjustment.  The demand rate is designed to recover all of our capacity-related costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, capacity-related transmission costs, our margin requirement and additional amounts approved by our board of directors. The base energy rate recovers energy costs, which are primarily variable costs, such as nuclear and coal fuel costs and the energy costs under our power purchase contracts with third parties.  To the extent the base energy rate either over or under collects all of our energy costs, we refund or collect the difference through a fuel factor adjustment rate.

          The formulary rate identifies the types of costs that we can collect through the demand rate and the fuel factor adjustment rate, but not the actual amounts to be collected.  The actual amounts to be collected under the formulary rate typically change each year.  Specifically, the demand rate is revised automatically to recover the costs contained in our annual budget and any revision made by the board of directors to our annual budget.  In addition, we review our energy costs at least every six months to determine whether the base energy rate and the fuel factor adjustment rate adequately recover our energy costs.  Because the base energy rate does not change, we revise the fuel factor adjustment rate accordingly to minimize any under- or over-collection of energy costs.  Our deferred energy balance represents the net accumulation of any previous under- or over-collections of energy costs.

          Our member revenues by formulary rate component, energy sales to our members, and average member cost per megawatt-hour (“MWh”) based on the blended cost of power from all of our power supply resources, for the three and nine months ended September 30, 2002 and 2001, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Member revenues (in thousands)
Demand rate	$51,043	$51,359	$155,951	$157,456
Base energy rate	49,827	43,986	133,768	125,435
Fuel factor adjustment rate	26,494	34,258	81,837	77,951

Total member revenues	$127,364	$129,603	$371,556	$360,842

Energy sales (in MWh)	2,753,426	2,430,893	7,384,735	6,957,092
Average member cost (per MWh)	$46.26	$53.32	$50.31	$51.87

Changes in our member revenues attributed to growth in sales volume, changes in our average rates for demand and energy (including our base energy rate and fuel factor adjustment rate), and changes in margin stabilization for the three and nine months ended September 30, 2002 as compared to 2001, were as follows:

	Three Months Ended September 30, 2002 Compared to 2001	Nine Months Ended September 30, 2002 Compared to 2001

	(in thousands)
Change in member revenues due to change in:
Demand sales volume	$6,316	$16,529
Energy sales volume	8,940	12,485

Total sales volume	15,256	29,014

Demand rate	3,462	(12,121)
Energy rate	(10,863)	(266)

Total rates	(7,401)	(12,387)

Margin stabilization	(10,094)	(5,913)

Total change in member revenues	$(2,239)	$10,714

          We increased our fuel factor adjustment rate effective April 1, 2001, to recover energy costs that we previously incurred but did not fully recover under the base energy rate and existing fuel factor adjustment rate, and to recover future energy costs that we expected to be more expensive than we originally budgeted.  We reduced our fuel factor adjustment rate effective April 1, 2002, because the fuel factor adjustment rate, which had been in effect since April 1, 2001, had adequately recovered our deferred energy balance at December 31, 2001 (an $18.2 million under-collection of energy costs) and had resulted in a $4.1 million over-collection of energy costs at March 31, 2002.  The resulting fuel factor adjustment rate was still greater than the fuel factor adjustment rate that was in effect on January 1, 2001.

          Total member revenues for the third quarter of 2002 decreased $2.2 million, or 1.7%, as compared to the same period in 2001.  Increases in member revenues generated by 11.5% and 13.3% increases in demand and energy sales volumes, respectively, were offset by a 13.9% decrease in our average energy rate and a $10.1 million change in the amount we owe to our member distribution cooperatives under our Margin Stabilization Plan.  The increase in our demand and energy sales volumes was primarily the result of the unusually hot weather in the third quarter of 2002.  Our average energy rate (including our base energy rate and our fuel factor adjustment rate) for the three months ended September 30, 2002, decreased 13.9% over the same period in 2001 as a result of the April 1, 2002 reduction in our fuel factor adjustment rate.

          Total member revenues for the first nine months of 2002 increased $10.7 million, or 3.0%, as compared to the same period in 2001 primarily because of increases in demand and energy sales volumes of 11.1% and 6.1%, respectively, primarily caused by the unusually hot weather during the summer of 2002.  The increase in member revenues was partially offset by a 7.5% decrease in the average demand rate, which largely resulted from reductions in our demand rate effective April 1, 2001 and June 1, 2001 and a $5.9 million change in the amount owed to our member distribution cooperatives under our Margin Stabilization Plan.  Effective April 1, 2002, we increased our demand rate because of anticipated higher demand costs, primarily transmission costs.  The resulting demand rate was still lower than the demand rate that was in effect on January 1, 2001.

          The change in member revenues resulting from the change in margin stabilization indicates that actual demand costs incurred for the three- and nine-month periods ended September 30, 2002 were $10.1 million and $5.9 million, respectively, less than the amounts we collected through our demand rates in effect for those periods.  As discussed in “Critical Accounting Policies,” under our Margin Stabilization Plan, revenues are adjusted for any over- or under-collection of actual costs of service and to obtain margins sufficient to meet financial coverage requirements and accumulate additional equity as required by our board of directors.

          Sales to Non-Members.  Sales to non-members consist of sales of excess purchased energy and sales of excess generated energy from the Clover Power Station (“Clover”).  During the nine month period ended September 30, 2002, we sold excess purchased energy to PJM and excess energy from Clover to Virginia Power pursuant to the Clover operating agreement.  Sales to non-members increased $2.1 million and $0.6 million during the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001 primarily as a result of sales of excess energy to PJM.

Operating Expenses

          Most of our operating expenses relate to supplying our member distribution cooperatives’ power requirements. We supply these requirements, consisting of capacity requirements and energy requirements, in two separate transmission and distribution control areas–a mainland Virginia control area and a PJM control area on the Delmarva Peninsula.  We serve these requirements through (1) our interests in electric generating facilities, including a 50% interest in Clover, an 11.6% interest in North Anna, and ten auxiliary diesel generators, and (2) power purchases from third parties through power purchase contracts and forward, short-term, and spot market energy purchases.  Our energy supply for the three and nine months ended September 30, 2002 and 2001, was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

	(MWh)		(MWh)		(MWh)		(MWh)
Generation:
Clover	913,332	31.6%	884,932	33.9%	2,223,757	29.0%	2,464,245	33.7%
North Anna	411,354	14.2	377,735	14.5	1,346,681	17.5	1,201,443	16.5
Diesels	528	—	—	—	528	—	—	—

Total Generation	1,325,214	45.8	1,262,667	48.4	3,570,966	46.5	3,665,688	50.2

Purchased Power:
Virginia Area	809,968	28.0	688,413	26.4	2,226,391	29.0	1,857,824	25.4
Delmarva Area	717,091	24.8	597,691	22.9	1,776,395	23.1	1,611,495	22.1
Other	39,966	1.4	58,476	2.3	109,308	1.4	170,586	2.3

Total Purchased Power	1,567,025	54.2	1,344,580	51.6	4,112,094	53.5	3,639,905	49.8

Total Available Energy	2,892,239	100.0%	2,607,247	100.0%	7,683,060	100.0%	7,305,593	100.0%

          Generation.  Generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs.  Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. Owners of nuclear and other power plants incur the fixed costs of these facilities whether or not the units operate.  When either North Anna or Clover is off-line, we must purchase replacement energy from either Virginia Power, which is more costly, or the market, which may be more or less costly.  As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of North Anna and Clover.  The output of North Anna and Clover for the third quarter and first nine months of 2002 and 2001 as a percentage of the maximum dependable capacity rating of the facilities was as follows:

	North Anna				Clover

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001	2002	2001	2002	2001

Unit 1	99.7%	60.7%	100.7%	87.3%	93.0%	88.7%	69.2%	85.2%
Unit 2	74.6	99.6	91.7	84.4	94.6	93.1	86.2	87.2
Combined	87.2	80.2	96.2	85.9	93.8	90.9	77.7	86.2

          North Anna.  There were no outages on North Anna Unit 1 during the first nine months of 2002.  Unit 2 was removed from service on September 8, 2002 for a scheduled 30-day refueling outage and inspection.  The inspection uncovered deposits of crystallized boric acid on top of the unit’s reactor vessel head.  The unit outage has been extended until a new reactor vessel head is installed.  We expect North Anna Unit 2 to be back in operation during the first quarter of 2003.  During the first nine months of 2001, both North Anna Units underwent scheduled 30-day refueling outages.

          Clover.  Clover Unit 1 was removed from service on March 1, 2002, for a scheduled maintenance outage and was returned to service on May 2, 2002.  The unit also experienced minor unscheduled outages during the first nine months of 2002.  On February 16, 2002, the load on Clover Unit 2 was reduced to 125 MW due to a forced draft fan motor failure. The unit was returned to full load operations on March 2, 2002.  Clover Unit 2 was removed from service April 20, 2002, for a scheduled maintenance outage and was returned to service on May 3, 2002.  The unit also experienced minor unscheduled outages during the first nine months of 2002.  During the first nine months of 2001, Clover Unit 1 was off-line 13 days and Clover Unit 2 was off-line 15 days for scheduled maintenance outages.

          Purchased Power.  Power requirements, consisting of capacity and energy, and market forces influence the structure of our power supply contracts.  Within PJM, our contracts reflect the need to have capacity (either generating facilities or rights to the capacity of a generating facility under power contracts) to meet our member distribution cooperatives’ capacity requirements.  To meet our member distribution cooperatives’ energy requirements on the Delmarva Peninsula, we purchase energy from the market or utilize the PJM power pool when economical.  In Virginia, requirements not met by our generating facilities are provided principally by power purchase contracts and forward, short-term, and market purchases.

The major components of our operating expenses for the three and nine months ended September 30, 2002 and 2001, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Fuel	$16,024	$15,698	$41,889	$43,451
Purchased power	95,741	93,263	222,495	222,400
Deferred energy	(10,009)	(14,667)	23,290	(20,376)
Operations and maintenance	8,785	8,313	25,682	25,617
Administrative and general	5,928	5,942	16,660	17,397
Depreciation, amortization and decommissioning	5,986	6,016	17,687	36,374
Amortization of regulatory liability	(3,801)	3,900	(7,603)	5,200
Taxes, other than income taxes	854	776	2,561	2,363

Total operating expenses	$119,508	$119,241	$342,661	$332,426

          Total operating expenses for the third quarter and first nine months of 2002 increased $0.3 million, or 0.2%, and $10.2 million, or 3.1%, respectively, as compared to the same periods in 2001.  The increase in operating expenses in the first nine months of 2002 as compared to the same period in 2001 was primarily due to increased collection of energy costs, following an increase in our fuel factor adjustment rate effective April 1, 2001, and an increase in energy sales.  The increased collection of energy costs was necessary to recover previously under-collected energy costs, which had resulted in an under-collected deferred energy balance of $18.2 million at December 31, 2001.  The increased collection of energy costs caused a $23.3 million change in our deferred energy balance from December 31, 2001 to September 30, 2002.  The increased collection of energy costs was offset by a decrease in depreciation, amortization and decommissioning expense because we stopped recording accelerated depreciation under our Strategic Plan Initiative effective June 1, 2001.

          We established a revenue deferral plan in June 2001 to collect in advance a portion of then-anticipated increases in our demand costs in 2002 and, as a result, help stabilize the demand component of our formulary rate in 2002. As of December 31, 2001, we had collected $11.4 million under this plan, which we recorded as a regulatory liability. On April 1, 2002, we began amortizing this amount.  At September 30, 2002, the remaining regulatory liability balance was $3.8 million, which is included in accrued expenses.

Other Items

          Interest Charges, net.  Interest on long-term debt for the three and nine month periods ended September 30, 2002 increased $3.0 million, or 31.1%, and $8.8 million, or 30.5%, respectively, over the same periods in 2001 because of interest on the $215.0 million of indebtedness issued in September of 2001.  The increase in interest on long-term debt was offset by $3.9 million and $8.9 million of capitalized interest, primarily relating to our combustion turbine construction projects, for the three and nine month periods ended September 30, 2002, respectively.

          Net Margin.  We establish rates to generate margins equal to 1.20 times our gross interest charges.  As our interest charges change, the margins we generate increase or decrease accordingly.  Net margin increased $0.5 million, or 30.3%, and $1.7 million, or 29.7%, for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001 because our interest charges were higher due to our issuance of indebtedness in 2001.

Financial Condition

          The principal changes in our financial condition from December 31, 2001 to September 30, 2002, were caused by changes in construction work in progress, other investments, deferred energy, and accounts payable – members.  The increase in construction work in progress of $143.3 million, or 112.6%, is due to payments for construction of our three combustion turbine facilities.  The decrease in other investments of $37.1 million, or 23.3%, is the result of liquidating investments to pay for the cost to develop and construct these facilities.  The change in deferred energy from an $18.2 million under-collection of energy costs to a $5.0 million over-collection of energy costs resulted from increasing our fuel factor adjustment rate effective April 1, 2001.  The increase in accounts payable – members of $22.1 million, or 57.8%, is due to an increase in prepayments of power costs by our member distribution cooperatives combined with an increase in amounts due our member distribution cooperatives under our Margin Stabilization Plan.

Liquidity and Capital Resources

          Operations.  Historically, our operating cash flows have been sufficient to meet our short- and long-term capital expenditures related to North Anna and Clover, our debt service requirements, and our ordinary business operations.  Our operating activities provided cash flows of $106.6 million and $65.2 million for the nine month periods ended September 30, 2002 and 2001, respectively. Operating activities in the first nine months of 2002 were affected primarily by the discontinuance of accelerated depreciation of our generating facilities under our Strategic Plan Initiative and changes between periods in accounts payable – members, deferred energy, and accrued expenses.

          Financing Activities.We are currently planning to issue indebtedness under our Indenture to finance the development and construction of the combustion turbine facilities.  If funding is needed prior to our next issuance of indebtedness under our Indenture, we will utilize internally generated working capital and funds borrowed under our construction-related committed lines of credit. At September 30, 2002, we had total committed lines of credit of $205 million, $110 million for construction-related purposes and $95 million for general working capital purposes.  A financial covenant in our Indenture limits our short-term indebtedness to the greater of $100 million and 15% of our total long-term debt and equities.  As of September 30, 2002, this covenant would have limited the aggregate amount we could have drawn under our lines of credit to approximately $126.5 million.  At September 30, 2002, there were no amounts outstanding under any of our lines of credit.  However, we had a $5.1 million letter of credit issued against one of our lines of credit to secure our obligations to PJM in connection with the construction of transmission facilities relating to one of our combustion turbine facilities.  On October 28, 2002, we increased our construction-related committed lines of credit by $30 million.

          Investing Activities.  Investing activities in the third quarter of 2002 consisted primarily of expenditures for our three combustion turbine facilities and liquidating investments to fund construction expenses.

Others Matters

                    We are seeking amendments to the Indenture of Trust and Deed of Mortgage, dated as of May 1, 1992, as supplemented and amended (the “Indenture”), to change the definition of interest charges to more closely reflect the way interest charges are calculated under our formulary rate, which is the basis for our charges to our member distribution cooperatives.  The Indenture requires the calculation of interest charges for purposes of a covenant regarding the establishment of rates and a coverage test for purposes of issuing additional indebtedness.

                    If adopted, the amendments provide that interest charges under the existing Indenture will equal our total interest charges (other than capitalized interest) related to (1) all obligations under the Indenture, (2) indebtedness secured by a lien equal or prior to the lien of the Indenture, and (3) obligations secured by liens created or assumed in connection with a tax-exempt financing for the acquisition or construction of property used by us, in each case including amortization of debt discount and expense or premium.

          We have entered into an amended and restated indenture which, when it becomes effective, will amend and restate the Indenture.  The amendments we are seeking also will amend the definition of interest charges under the amended and restated indenture to define our total interest charges (other than capitalized interest) related to all obligations under the amended and restated indenture and all of our other obligations (other than subordinated indebtedness) to repay borrowed money or the deferred purchase price of property or services, including amortization of debt discount and premium on issuance, but excluding the interest charges on indebtedness attributed to any capitalized lease or similar agreement.

          On November 1, 2002, we issued a notice of redemption of our 8.76% First Mortgage Bonds, 1992 Series A due 2022 which are subject to redemption beginning on December 1, 2002.  Approximately $176.6 million of these bonds were outstanding under the Indenture at September 30, 2002.  The redemption price on December 1, 2002 will include a premium of approximately $15.5 million.

          On November 6, 2002, we received a Certificate of Convenience and Public Necessity from the Virginia State Corporation Commission for our combustion turbine facility located in Fauquier County, Virginia.  We expect to begin construction of the facility in early 2003 and to have the units available for commercial operation by the summer of 2004.

          On November 8, 2002, the Industrial Development Authority of Halifax County, Virginia issued $60,210,000 of tax-exempt bonds to refund a like amount of tax-exempt bonds previously issued by the authority.  The proceeds of these bonds were loaned to us for the purpose of refinancing the acquisition, equipping and construction of solid waste disposal and sewage facilities at Clover.  To secure our obligation to repay the loan from the authority, we issued $60,210,000 in principal amount of our 2002 Series A Bonds under the Indenture to the authority on November 8, 2002.  These bonds mature on June 1, 2028.  Simultaneously, we canceled prior bonds issued under our Indenture to secure our obligation to repay prior loans to us from the authority.

          On November 12, 2002, the Virginia, Maryland and Delaware Association of Electric Cooperatives (“VMDA”) and we entered into a new employment agreement with Jackson E. Reasor, our president and chief executive officer.  The agreement is effective November 23, 2002 and has an initial four-year term with a single one-year renewal unless either party gives notice of termination within 30 days prior to the fourth anniversary thereof.  The agreement provides for an initial annual base salary of $300,000, subject to annual adjustments, eligibility to receive an annual bonus as approved by the board of directors and certain other benefits. The VMDA currently contributes $36,000 annually toward total compensation.  Pursuant to the agreement, if Mr. Reasor voluntarily terminates his employment without specified “good reason” or is terminated for specified causes prior to the expiration of the employment agreement, we will pay him his base compensation and benefits through the effective date of his termination and we will have no obligation to pay Mr. Reasor his base salary, any bonus or other compensation for the remainder of the term of the employment agreement.  If Mr. Reasor is terminated without cause or resigns for specified reasons prior to the expiration of the employment agreement, we must pay him his full base salary for a twelve-month period from the effective date of termination, at the rate effective on the date of termination, and medical benefits, subject to some exceptions.

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

          On November 8, 2002, Virginia Power completed the reoffering of $62 million of tax-exempt bonds issued by The Industrial Development Authority of the Town of Louisa. Virginia Power caused the reoffering to occur to convert the interest rate mode on the bonds from a variable money market rate to a fixed rate of 5.25%. The authority originally issued the bonds in 1985 and loaned the proceeds of the offering to Virginia Power to refinance the cost of pollution control equipment at North Anna. At the time of the original offering, Virginia Power loaned us approximately $6.8 million of the offering’s proceeds to finance our portion of the costs related to the pollution control equipment. Under an agreement with Virginia Power, we are obligated to pay to it our pro rata share of the interest on the bonds. Prior to the reoffering, this indebtedness to Virginia Power was the only portion of our indebtedness that bore interest at a variable rate. As of November 8, 2002, all of our indebtedness now bears interest at a fixed rate. There have been no other significant changes in our market risks for the three-month period ending September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

          Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d–14(c) under the Securities Exchange Act, as amended).  Based on this evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms.

          No significant changes occurred in our internal controls or in other factors that could significantly affect our internal controls since the date of their evaluation.  Also, we have not found any significant deficiencies or material weaknesses in these controls which require any corrective actions since the date of their evaluation.  As a result, we have not taken any corrective actions.

OLD DOMINION ELECTRIC COOPERATIVE

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On July 12, 2002, the Court of Appeals vacated FERC’s May 14, 1998 ruling and remanded the complaint to FERC for further consideration and proceedings. We intend to vigorously pursue our original complaint with FERC in the remanded proceeding. Until FERC takes action on the matter on remand, we are aware of no requirement that we pay for the disputed transmission costs since June 15, 1998. We estimate these costs to be approximately $24.8 million, excluding interest, for the period from May 14, 1998 through September 30, 2002, and approximately $37.2 million, excluding interest, for the period from May 14, 1998 through December 31, 2004, the end of the term of the agreement. We cannot predict the outcome of this proceeding. Any amount we ultimately may be required to pay to PSE&G with respect to this matter would be recovered from our member distribution cooperatives through our formulary rate.

     Other than certain legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Employment Agreement, dated November 12, 2002, among Old Dominion Electric Cooperative and the Virginia, Maryland and Delaware Association of Electric Cooperatives and Jackson E. Reasor.

	99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

Form 8-K, dated October 9, 2002, was filed by the Registrant to report recent developments and file exhibits.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE Registrant

Date: November 12, 2002	/s/ DANIEL M. WALKER

Daniel M. Walker Senior Vice President of Accounting and Finance (Principal Financial and Accounting Officer)