Form 10-K/A
period 2001-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2002-11-25
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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

Other.    We also purchased a portion of our energy requirements from the short-term markets and the spot market. These purchases represent the purchasing strategies associated with the changing contracts and the ability to displace energy under existing contracts. These strategies, however, are not without risk. To mitigate the risks, we are attempting to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we have developed policies and procedures to manage the risks in the changing business environment and in March 2001, we became an equity owner in APM. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Issues—Reliance on Energy Purchases.”

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

Fuel Supply

Nuclear

Under the Purchase, Construction and Ownership Agreement for North Anna, the I&O Agreement, and the Nuclear Fuel Agreement between Virginia Power and us, Virginia Power, as operating agent, has the authority and responsibility to procure nuclear fuel for North Anna. Virginia Power employs both spot purchases and long-term contracts to satisfy North Anna’s nuclear fuel requirements. The percentage of long-term contracts versus spot purchases in any given year is primarily driven by current and projected market conditions, Virginia Power’s inventory levels, industry consolidation, political conditions, and management decisions and strategies. Generally, long-term contracts are three to five years in length with pricing mechanisms such as discounted market, base escalated, fixed or a combination thereof. The various contracts that are in place may have quantity flexibilities and are strategically staggered to expire in different years. We are not a direct party to any of these procurement contracts, and as a result cannot control their terms or duration. In 2001 and 2000, Virginia Power obtained approximately 100% and 90%, respectively, of the nuclear fuel requirements of North Anna under long-term contracts. Virginia Power obtained the remaining nuclear fuel needed for North Anna in these years from the spot market. Virginia Power continually evaluates worldwide market conditions in order to ensure a range of supply options at reasonable prices. Virginia Power reports that current agreements, inventories, and spot market availability will support current and planned fuel cycles. Additional fuel is purchased as required to ensure optimum cost and inventory levels.

Coal

Under the Clover operating agreement, Virginia Power, as operating agent, has the authority and responsibility to procure sufficient coal for the operation of Clover. Virginia Power employs both spot purchases and long-term contracts to acquire the low sulfur bituminous coal used to fuel the facility. Virginia Power’s procurement policy is to secure the bulk of the coal requirements under long-term contracts, with specific contract target percentages fluctuating, based on prevailing market conditions. These contracts are normally 12 to 18 months in duration, however, longer term contracts sometimes are entered if market conditions are considered favorable. The long-term contracts in place at December 31, 2001, expire over the period from March 2002 through December 2003. We are not a direct party to any of these procurement contracts, and therefore cannot control their terms or duration. In 2001 and 2000, Virginia Power obtained approximately 62% and 80%, respectively, of the coal requirements of Clover under long-term contracts. Virginia Power obtained the remaining coal needed for Clover in these years from the spot market. We anticipate that sufficient supplies of coal will be available in the future at reasonable prices, but market prices and price volatility both may be higher than we currently anticipate.

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

Margin Stabilization Plan.    We have a Margin Stabilization Plan that allows us to review our actual demand-related costs of service and demand revenue as of year end and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as required by our board of directors. Our formulary rate allows us to recover and refund amounts under the Margin Stabilization Plan. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, in the succeeding year. Each quarter we adjust revenues and accounts payable-members, or accounts receivable-members, as appropriate, to reflect these adjustments.

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

Formulary Rate

Components.    Under a formulary rate accepted by the FERC, we develop rates for sales of power to our member distribution cooperatives intended to permit collection of revenues which will equal the sum of:

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

Tax Status

To maintain our tax-exempt status under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), we must receive at least 85% of our gross receipts from our members. The major components of our non-member receipts include:

•	investment interest;

•	income on the decommissioning fund for North Anna;

•	interest from deposits associated with two long-term lease transactions related to the Clover Power Station (“Clover”); and

•	sales of excess energy to non-members.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from power sales to our members and to non-members. Our power sales are comprised of two power products, demand (or capacity), to collect our fixed costs, and energy, to collect our variable costs. Energy is the physical electricity delivered through the transmission and distribution facilities to customers. We bill energy to each member based on the  megawatt–hours delivered to it each month. Because energy cannot be stored, we must have sufficient fixed generation capacity and power purchase contracts to meet the maximum demand of our members. We bill demand to each member monthly based on its maximum hourly demand, measured in megawatts, for that the month.

Sales to Members.    Revenues from sales to members are a function of our member distribution cooperatives’ consumers’ requirements for power and our formulary rate for sales of power to our member distribution cooperatives. Our formulary rate is based on our cost of service in meeting these requirements. See “Factors Affecting Results—Formulary Rate.” Our member revenues by formulary rate component, energy sales to our members, and average member cost per megawatt-hour for the past three years were as follows:

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

The change in our member revenues due to change in demand sales volume represents the additional member revenues generated in 2001, 2000 and 1999, as a result of an increase in demand, measured in aggregate megawatt–hours per month, required by our members in each of those years determined at the time of peak usage, assuming the demand component of our formulary rate did not change from the prior year. The change in member revenues due to change in energy sales volume represents the additional member revenues generated in 2001, 2000 and 1999, as a result of increased sales of energy, measured in megawatt-hours, in each of those years, assuming the average energy rate (including our base energy rate and our fuel factor adjustment rate) did not change from the prior year.

The change in member revenues due to change in demand rate represents the reduction in member revenues generated in 2001, 2000 and 1999, as a result of decreasing the demand component of our formulary rate in each of those years, assuming the amount of megawatts sold did not change from the prior year. The change in member revenues due to change in energy rate represents the additional member revenues generated in 2001, 2000 and 1999, as a result of increasing the average energy rate (including our base energy rate and our fuel factor adjustment rate) in each of those years, assuming the amount of energy sold did not change from the prior year.

2001 Compared to 2000.    Total member revenue for the year ended December 31, 2001, increased by $61.7 million, or 14.9%, over the same period in 2000 primarily as a result of an increase in our average energy rate. The increase was offset partially by a decrease in demand revenues resulting from a decrease in our average demand rate.

Our average energy rate (including our base energy rate and our fuel factor adjustment rate) in 2001 increased 63.9% over 2000 as a result of changes in our fuel factor adjustment. Our base energy rate is a fixed rate in our formulary rate and did not change. We increased our fuel factor adjustment for two reasons. First, our energy costs were higher than we projected and we needed to recover energy costs that we previously incurred but did not fully recover under our base energy rate and existing fuel factor adjustment. Second, we increased our fuel factor adjustment to a level that, combined with our base energy rate, we anticipated would adequately recover future energy costs. These higher energy costs relate to, among other items, short-term power purchases, congestion charges, and coal purchases.

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

Sales to Non-Members.    Sales to non-members represent sales of excess purchased energy and sales of excess generated energy from Clover. Excess purchased energy is sold to the Pennsylvania—New Jersey—Maryland Interconnection, LLC (“PJM”) under its rates for providing energy imbalance service. Excess energy from Clover is sold to Virginia Power pursuant to the requirements of the Clover Operating Agreement. See “Business—Power Supply Resources—Purchased Power” in Item 1.

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

Operating Expenses

We have an 11.6% undivided ownership interest in the North Anna and a 50% undivided ownership interest in Clover. In addition to power generated at Clover and North Anna, we purchase power from Virginia Power, Public Service Electric & Gas Company (“PSE&G”), Conectiv Energy (“Conectiv”) and Pennsylvania Power & Light (“PPL”), and others. Old Dominion’s energy supply for the past three years was as follows:

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

We incurred approximately $14.4 million, $9.0 million and $7.6 million of expenses, including depreciation, during 2001, 2000 and 1999, respectively, in connection with environmental protection and monitoring activities, such as costs related to the disposal of solid waste, operation of landfills, operation of air emissions reduction equipment, and disposal of hazardous waste material. These expenses were included in fuel expense, operations and maintenance expense, and depreciation, amortization and decommissioning expense.

Other Items

Other Income/(Expense), net.    Our other income and expense primarily consist of gains and losses on sale of investments, donations and other non-operating expenses. In 2001, 2000 and 1999 other income totaled $1.8 million, $1.2 million and $0.2 million, respectively. In 2001, 2000 and 1999 other expense totaled $0.1 million, $0.9 million and $0.4 million, respectively.

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

Interest Charges, net.    The primary factors affecting our interest expense are scheduled payments of principal on our indebtedness, prepayments of indebtedness relating to the Strategic Plan Initiative, issuance of new indebtedness, and capitalized interest. See “Factors Affecting Results—Strategic Plan Initiative.”

Interest charges for 2001, 2000 and 1999 are presented net of capitalized interest of $1.0 million, $0.3 million and $0.3 million, respectively. Capitalized interest increased in 2001 because we began construction on the Rock Springs combustion turbine facility in October 2001.

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

We had no environmental liabilities at December 31, 2001, 2000 or 1999.

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

To facilitate the ability of TEC Trading to sell power in the market, we have agreed to guarantee a maximum of $42.5 million of TEC Trading’s delivery and payment obligations associated with its energy trades if requested. See “Business—TEC Trading” in Item 1. Our agreement to guarantee these obligations continues in effect until we elect to terminate it by providing at least 30 days prior written notice of termination or until all amounts owed to us by TEC Trading have been paid. Our guarantee of TEC Trading’s obligations will enable it to maintain sufficient credit support to meet its delivery and payment obligations associated with its energy trades. At December 31, 2001, we had a $0.5 million guarantee outstanding.

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

We also are subject to market price risk relating to purchases of fuel for North Anna and Clover. We manage these risks indirectly through our participation in the management arrangements for these facilities. Virginia Power, as operator of these facilities, has the direct authority and responsibility to procure nuclear fuel and coal for North Anna and Clover, respectively.

Virginia Power’s procurement strategy for nuclear fuel includes both spot purchases and long-term contracts and is constantly under review by various fuel procurement personnel and Virginia Power management. Virginia Power continually evaluates worldwide market conditions to ensure a range of supply options at reasonable prices.

Virginia Power’s coal procurement policy is to secure the bulk of Clover’s requirements under long-term contracts, with specific contract target percentages fluctuating, based on prevailing market conditions. The majority of the coal supplied to Clover is delivered under long-term contracts. Generally, on a quarterly basis, Virginia Power evaluates the specific terms offered by various coal suppliers to determine the optimal mix of long-term and spot market purchases, and subsequently enters purchase agreements to accomplish the desired mix.

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

Energy Contracts:

We sell energy to our member distribution cooperatives under our wholesale power contracts. At December 31, 2001, 2000, and 1999, energy sales to our member distribution cooperatives were $273.0 million, $164.1 million, and $144.1 million, respectively. See Note 1—Operating Revenues and Note 4 to the Consolidated Financial Statements.

We sell excess purchased energy and excess generated energy from Clover to non-members. At December 31, 2001, 2000, and 1999, energy sales to non-members were $10.7 million, $7.1 million, and $1.1 million, respectively. See Note 1—Operating Revenues to the Consolidated Financial Statements.

We enter into energy purchase contracts to serve our member distribution cooperatives’ energy requirements. In 2001, 2000, and 1999, energy purchase contracts supplied approximately 49.9%, 44.4%, and 43.0%, respectively, of our member distribution cooperatives’ energy requirements. The related costs of these energy contracts is recorded monthly as purchased power expense based on megawatt-hours purchased and the terms of the contract. Additionally, in 2001 and 2000, we purchased options for the right to purchase a stated quantity of megawatt hours in the future at a stated price. These energy option premiums are included in deferred charges and expensed through purchased power as the options expire. At December 31, 2001, 2000, we had recorded option premiums of $9.7 million and $3.0 million, respectively. During 2001, we expensed $0.9 million of these options as purchased power expense.

At December 31, 2001, these contracts qualified for the normal purchases normal sales exception under SFAS No. 133, and therefore we did not account for these contracts at fair value.

Deferred Charges:

Deferred charges include energy option premiums and costs associated with the issuance of debt. Energy option premiums totaled $9.7 million and $3.0 million at December 31, 2001 and 2000, respectively. These energy option premiums are expensed through purchased power as the options expire. Cost associated with the issuance of debt totaled $7.3 million and $1.7 million at December 31, 2001 and 2000, respectively. These costs are being amortized using the effective interest method over the life of the respective debt issues, and are included in interest charges, net.

Deferred charges at December 31, 2001 and 2000, also included $15.0 million and $15.7 million of regulatory assets, respectively. These assets are costs that have been deferred based on rate action by our board of directors and approval by FERC. See Note 1-Regulatory Assets and Liabilities to the Consolidated Financial Statements.

Deferred Credits and Other Liabilities-Other:

Deferred credits and other liabilities-other, include gains on long-term lease transactions (see Note 5 to the Consolidated Financial Statements), DOE decontamination and decommissioning liability, and liabilities associated with benefit plans for certain executives. Gains on the lease transactions totaled $47.6 million and $50.4 million at December 31, 2001 and 2000, respectively. These gains are being amortized into income ratably over the terms of the operating leases as a reduction to operating expenses. DOE decontamination and decommissioning liability totaled $1.7 million and $2.1 million at December 31, 2001 and 2000, respectively. Liabilities associated with benefit plans for certain executives were $0.2 million at both December 31, 2001 and 2000.

Deferred charges also included unamortized gains on reacquired debt, which are classified as regulatory liabilities, of $1.4 million at both December 31, 2001 and 2000. These gains have been deferred based on rate action by our board of directors and approval by FERC. See Note 1-Regulatory Assets and Liabilities to the Consolidated Financial Statements.

Regulatory Assets and Liabilities:

Our regulatory assets and liabilities at December 31, 2001 and 2000, were as follows:

	2001	2000
Regulatory assets:
Deferred energy	$18,244	$15,376
Unamortized losses on reacquired debt	12,925	13,194
DOE decontamination and decommissioning	2,087	2,494

Total regulatory assets	$33,256	$31,064

Regulatory liabilities:
Revenue deferral plan	$11,405	$-
Unamortized gains on reacquired debt	1,369	1,434

Total regulatory liabilities	$12,774	$1,434

The above assets and liabilities will be recognized as expenses or a reduction in expenses, concurrent with their recovery through rates.

Regulatory assets are included in deferred charges, except for deferred energy which is included as a current asset. See Note 1-Deferred Energy to the Consolidated Financial Statements for our method of accounting for deferred energy. Unamortized losses on reacquired debt are the costs we incurred to purchase our outstanding indebtedness prior to its scheduled retirement. These losses are amortized over the life of the original indebtedness and will be fully amortized in 2023. DOE decontamination and decommissioning represents our share of the costs for decontamination and decommissioning levied under the Atomic Energy Act of 1954, as amended by Title XI of the Energy Policy Act of 1992. These costs will be fully amortized in 2007.

The revenue deferral plan is included in accrued expenses and represents revenue we collected in advance a portion of anticipated demand cost through the demand component of our formulary rate in 2001. We will use this deferred revenue to partially offset the increases in the demand component of our formulary rate for the period April 1, 2002 through December 31, 2002. Unamortized gains on reacquired debt, which are included in deferred credits and other liabilities - other, are the gains we recognized when we purchased our outstanding indebtedness prior to its scheduled retirement. These gains are amortized over the life of the original indebtedness and will be fully amortized in 2023.

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

NOTE 5—Long-Term Lease Transactions

On March 1, 1996, we entered into a long-term lease transaction with an owner trust for the benefit of an institutional equity investor. Under the terms of the transaction, we entered into a 48.8-year lease of our interest in Clover Unit 1 (valued at $315.0 million) to such owner trust, and simultaneously entered into a 21.8-year lease of the interest back from such owner trust. As a result of the transaction, we recorded a deferred gain of $23.6 million, which is being amortized into income ratably over the 21.8-year operating lease term, as a reduction to operating expenses. A portion of the proceeds from the transaction, $23.9 million, was used to retire a portion of our 8.76% First Mortgage Bonds, 1992 Series A. Concurrent with the retirement of our 1992 Series A Bonds, we issued a like amount of zero coupon First Mortgage Bonds, 1996 Series A with an effective interest rate of 7.06%.

On July 31, 1996, we entered into a long-term lease transaction with a business trust created for the benefit of another equity investor. Under the terms of the transaction, we entered into a 63.4-year lease of our interest in Clover Unit 2 (valued at $320.0 million) to such business trust and simultaneously entered into a 23.4-year lease of the interest back from such business trust. As a result of the transaction, we recorded a deferred gain of $39.3 million, which is being amortized into income ratably over the 23.4-year operating lease term, as a reduction to operating expenses.

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

TEC Trading, Inc.    In June 2001, we formed TEC Trading, Inc. (“TEC Trading”) with $7.5 million of capital and immediately distributed the stock of TEC Trading as a patronage distribution to our member distribution cooperatives on the same date. TEC Trading is now owned by our member distribution cooperatives to sell power in the market, manage the member distribution cooperatives’ exposure to changes in fuel prices, and take advantage of other power trading opportunities, which may become available in the market. In addition, to facilitate TEC Trading’s ability to sell power in the market, we have agreed to guarantee a maximum of $42.5 million of TEC Trading’s delivery and payment obligations associated with its energy trades. Our agreement to guarantee these obligations of TEC Trading continues in effect until we elect to terminate it by providing at least 30 days prior written notice of termination or until all amounts owed to us by TEC Trading have been paid. Our guarantee of TEC Trading’s obligations will enable it to maintain credit support sufficient to meet its delivery and payment obligations associated with energy trades. At December 31, 2001, we had a $0.5 million guarantee outstanding.

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

Jackson E. Reasor (49).    President and Chief Executive Officer of Old Dominion and the Virginia, Maryland and Delaware Association of Electric Cooperatives (“VMDA”) (an electric cooperative association which provides services to the Members and certain other electric cooperatives) since 1998. Mr. Reasor served as Vice President of First Virginia Bank from 1997 until 1998; President and Chief Executive Officer of Premier Trust Company from 1995 until 1997; a Virginia State Senator from 1992 until 1998; and an attorney with Galumbeck, Simmons & Reasor from 1992 until 1995.

Daniel M. Walker (56).    Senior Vice President of Accounting and Finance since 2000. Mr. Walker also served as our Vice President of Accounting and Finance from 1984 until 2000.

Konstantinos N. Kappatos (59).    Senior Vice President of Engineering and Operations since 2000. Mr. Kappatos also served as our Vice President of Engineering and Operations from 1984 until 2000.

Gregory W. White (49).    Senior Vice President of Retail and Alliance Management since 2000. Mr. White also served as Vice President of Alliance Management in 1999 and Vice President of the VMDA from 1996 until 1999, and interim Vice President of the VMDA from 1995 until 1996.

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

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary(2)	Bonus	Other Annual Compen— sation(3)	All Other Compen— sation(4)
Jackson E. Reasor(1) President and Chief Executive Officer	2001 2000 1999	$270,000 240,000 204,102	$6,000 25,000 25,000	$2,868 2,530 4,518	$34,661 27,694 2,888

Daniel M. Walker Sr. Vice President—Accounting & Finance	2001 2000 1999	168,178 161,245 155,043	— — 8,000	— — —	24,390 22,064 26,928

Konstantinos N. Kappatos Sr. Vice President—Engineering & Operations	2001 2000 1999	168,178 161,245 155,043	— — 8,000	— — —	24,390 22,064 32,035

Gregory W. White Sr. Vice President—Retail & Alliance Management	2001 2000 1999	135,200 128,333 66,714	— — —	— — —	19,651 16,464 6,082

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

99.1	Certification of Jackson E. Reasor

99.2	Certification of Daniel M. Walker

(b)  Reports on Form 8-K.

No reports on form 8-K were filed during the fourth quarter of 2001.

*	Incorporated herein by reference.
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
Jackson E. Reasor President and Chief Executive Officer

Date: November 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities on November 25, 2002.

Signature	Title

/s/ JACKSON E. REASOR Jackson E. Reasor	President (principal executive officer)

/s/ DANIEL M. WALKER Daniel M. Walker	Sr. Vice President of Accounting & Finance (principal financial officer)

/s/ ROBERT L. KEES Robert L. Kees	Assistant Vice President & Controller (principal accounting officer)

/s/ WILLIAM M. ALPHIN William M. Alphin	Director

/s/ E. PAUL BIENVENUE E. Paul Bienvenue	Director

/s/ JOHN E. BONFADINI John E. Bonfadini	Director

/s/ DICK D. BOWMAN Dick D. Bowman	Director

/s/ M. JOHNSON BOWMAN M. Johnson Bowman	Director

Signature	Title

/s/ M DALE BRADSHAW M Dale Bradshaw	Director

/s/ VERNON N. BRINKLEY Vernon N. Brinkley	Director

/s/ CALVIN P. CARTER Calvin P. Carter	Director

/s/ GLENN F. CHAPPELL Glenn F. Chappell	Director

/s/ CARL R. EASON Carl R. Eason	Director

/s/ STANLEY C. FEUERBERG Stanley C. Feuerberg	Director

/s/ HUNTER R. GREENLAW, JR Hunter R. Greenlaw, Jr	Director

/s/ BRUCE A. HENRY Bruce A. Henry	Director

/s/ FREDERICK L. HUBBARD Frederick L. Hubbard	Director

/s/ DAVID J. JONES David J. Jones	Director

/s/ HUGH M. LANDES Hugh M. Landes	Director

/s/ WILLIAM M. LEECH, JR. William M. Leech, Jr.	Director

/s/ M. LARRY LONGSHORE M. Larry Longshore	Director

/s/ James M. Reynolds James M. Reynolds	Director

/s/ Charles R. Rice, Jr. Charles R. Rice, Jr.	Director

/s/ PHILIP B. TANKARD Philip B. Tankard	Director

Signature	Title

/s/ CECIL E. VIVERETTE, JR. Cecil E. Viverette, Jr.	Director

/s/ CARL R. WIDDOWSON Carl R. Widdowson	Director

/s/ C. DOUGLAS WINE C. Douglas Wine	Director

CERTIFICATIONS

I, Jackson E. Reasor, the President and Chief Executive Officer of Old Dominion Electric Cooperative certify that:

1.    I have reviewed this annual report on Form 10-K/A for the period ended December 31, 2001 of Old Dominion Electric Cooperative;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 25, 2002	/S/ JACKSON E. REASOR

Jackson E. Reasor President and Chief Executive Officer

I, Daniel M. Walker, the Senior Vice President of Accounting and Finance of Old Dominion Electric Cooperative certify that:

1.    I have reviewed this annual report on Form 10-K/A for the period ended December 31, 2001 of Old Dominion Electric Cooperative;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 25, 2002	/S/ DANIEL M. WALKER

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