Form 10-Q/A
period 2002-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2002-11-25
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

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

Results of Operations

Operating Revenues

          Our operating revenues are derived from power sales to our members and to non-members. Our power sales are comprised of two power products, demand (or capacity), to collect our fixed costs, and energy, to collect our variable costs. Energy is the physical electricity delivered through the transmission and distribution facilities to customers. We bill energy to each member based on the megawatt-hours delivered to it each month. Because energy cannot be stored, we must have sufficient fixed generation capacity and power purchase contracts to meet the maximum demand of our members. We bill demand to each member monthly based on its maximum hourly demand, measured in megawatts, for that month.

          Sales to Members.  Revenues from sales to members are primarily a function of our member distribution cooperatives’ consumers’ requirement for power and our formulary rate for sales of power to our member distribution cooperatives.  Our formulary rate has three components: a demand rate, a base energy rate, and a fuel factor adjustment rate.  Of these components, only the base energy rate is a fixed rate that requires FERC approval prior to adjustment.  The demand rate is designed to recover all of our capacity-related costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, capacity-related transmission costs, our margin requirement and additional amounts approved by our board of directors. The base energy rate recovers energy costs, which are primarily variable costs, such as nuclear and coal fuel costs and the energy costs under our power purchase contracts with third parties.  To the extent the base energy rate either over or under collects all of our energy costs, we refund or collect the difference through a fuel factor adjustment rate.

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

          The change in our member revenues due to change in demand sales volume represents the additional member revenues generated in the third quarter and first nine months of 2002 and 2001, as a result of an increase in demand, measured in aggregate megawatt-hours per month, required by our members in each of those periods determined at the time of peak usage, assuming the demand component of our formulary rate did not change. The change in member revenues due to change in energy sales volume represents the additional member revenues generated in the third quarter and first nine months of 2002 and 2001, as a result of increased sales of energy, measured in megawatt-hours, in each of those periods, assuming the average energy rate (including our base energy rate and our fuel factor adjustment rate) did not change.

          The change in member revenues due to change in demand rate represents an increase or decrease, as applicable, in member revenues generated in the third quarter and first nine months of 2002 and 2001, as a result of changing the demand component of our formulary rate in each of those periods, assuming the amount of megawatts sold did not change. The change in member revenues due to change in energy rate represents the reduction in member revenues generated in the third quarter and first nine months of 2002 and 2001, as a result of decreasing the average energy rate (including our base energy rate and our fuel factor adjustment rate) in each of those periods, assuming the amount of energy sold did not change.

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

Other Items

          Other Income/(Expense), net.  The major items included in other income and expense are gains and losses on sale of investments, donations, and other non-operating expenses. In the three and nine month periods ended September 30, 2002 and 2001, other income totaled $9,000 and $0.9 million and $28,000 and $0.8 million, respectively. In the three and nine month periods ended September 30, 2002 and 2001, other expense totaled $26,000 and $0.1 million and $34,000 and $0.1 million, respectively.

          Interest Charges, net.  Interest on long-term debt for the three and nine month periods ended September 30, 2002 increased $3.0 million, or 31.1%, and $8.8 million, or 30.5%, respectively, over the same periods in 2001 because of interest on the $215.0 million of indebtedness issued in September of 2001.  Interest charges are presented net of capitalized interest. Capitalized interest for the three and nine month periods ended September 30, 2002 and 2001 were $3.9 million and $8.9 million and $80,000 and $0.3 million, respectively, primarily related to construction of our combustion turbine facilities.

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

          We had no environmental liabilities at September 30, 2002 or 2001.

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

          Financing Activities. We are currently planning to issue indebtedness under our Indenture to finance the development and construction of the combustion turbine facilities.  If funding is needed prior to our next issuance of indebtedness under our Indenture, we will utilize internally generated working capital and funds borrowed under our construction-related committed lines of credit. At September 30, 2002, we had total committed lines of credit of $205 million, $110 million for construction-related purposes and $95 million for general working capital purposes.  A financial covenant in our Indenture limits our short-term indebtedness to the greater of $100 million and 15% of our total long-term debt and equities.  As of September 30, 2002, this covenant would have limited the aggregate amount we could have drawn under our lines of credit to approximately $126.5 million.  At September 30, 2002, there were no amounts outstanding under any of our lines of credit.  However, we had a $5.1 million letter of credit issued against one of our lines of credit to secure our obligations to PJM in connection with the construction of transmission facilities relating to one of our combustion turbine facilities.  On October 28, 2002, we increased our construction-related committed lines of credit by $30 million.

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