Form 10-K
period 2002-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2003-03-31
CIK 885568

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

Commission file number 000-50039

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

6.25% 2001 Series A Bonds due 2011

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b2).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.  NONE

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.  The Registrant is a membership corporation and has no authorized or outstanding equity securities.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2002 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.   BUSINESS

OLD DOMINION ELECTRIC COOPERATIVE

General

          Old Dominion Electric Cooperative was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit power supply cooperative.  We were organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis.  Through our member distribution cooperatives, we served more than 464,000 retail electric consumers (meters) representing a total population of approximately 1.2 million people in 2002.  We provide this power pursuant to long-term, all-requirements wholesale power contracts.  See “Member Distribution Cooperatives—Wholesale Power Contracts” below.

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

          In recent years, we have decreased our reliance on long-term power purchase contracts and increased our reliance on market purchases of energy to take advantage of our projections of relatively lower future market energy prices.  See “Power Supply Resources—Other Power Supply Resources—Power Purchase Contracts” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Issues—Reliance on Energy Purchases” in Item 7.

          To meet a portion of our member distribution cooperatives’ future power requirements, we are developing three combustion turbine facilities, known as “Rock Springs,” “Louisa” and “Marsh Run.” We expect Rock Springs, Louisa and Marsh Run to supply 336 MW, 504 MW, and 504 MW of capacity, respectively, to us following completion.  Rock Springs is being developed jointly with a third party.  Construction of Rock Springs and Louisa began in October 2001, and July 2002, respectively.  We expect to obtain the required construction approvals and permits and to begin construction of Marsh Run in April 2003.  See “Power Supply Resources—Combustion Turbine Facilities.”

          We are owned entirely by our members, which are the primary purchasers of the power we sell.  We have two classes of members.  Our Class A members are twelve customer-owned electric distribution cooperatives that sell electric service to their customers in 70 counties throughout Virginia, Delaware, Maryland, and parts of West Virginia.  Our sole Class B member is TEC Trading, Inc. (“TEC Trading”), a corporation owned by our member distribution cooperatives.  TEC Trading was formed for the primary purposes of purchasing power from us to sell in the market, acquiring natural gas to supply the three combustion turbine facilities, and taking advantage of other power-related trading opportunities in the market.  TEC Trading does not engage in speculative trading.  See “TEC Trading.”

          Our member distribution cooperatives primarily serve suburban, rural and recreational areas.  These areas predominantly reflect stable growth in residential capacity and energy requirements both with respect to power sales and number of customers.  See “Members’ Service Territories and Customers.”  Under recently enacted state restructuring legislation, nearly all customers of our member distribution cooperatives will be able to select their power suppliers by 2004.  The member distribution cooperatives will continue to be the exclusive providers of distribution services and, at least initially, the default providers of power to their customers in their service territories.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Issues—Competition and Changing Regulations” In Item 7.

          As a not-for-profit electric cooperative, we currently are exempt from federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Tax Status” in Item 7 for further discussion of our tax status.

          We are not a party to any collective bargaining agreement.  We had 65 employees as of December 31, 2002, and believe that our relations with our employees are good.

          Our principal executive offices are located in the Innsbrook Corporate Center, at 4201 Dominion Boulevard, Glen Allen, Virginia 23060-6721.  Our telephone number is (804) 747-0592.

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

          Our Class A members are electric distribution cooperatives.  Electric distribution cooperatives own and maintain nearly half of the distribution lines in the United States and serve three-quarters of the United States’ land mass.  There are currently approximately 870 electric distribution cooperatives in the United States.  Historically, the primary purpose of an electric distribution cooperative was to own and operate a distribution system and to supply the power requirements of its retail customers.  With the advent of retail competition and regional transmission organizations in many areas, distribution cooperatives must adjust to changes in the distribution business, which typically remain regulated monopolies, and the power supply business, which is becoming competitive.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Issues—Competition and Changing Regulations” in Item 7.

Member Distribution Cooperatives

          General

          Our member distribution cooperatives provide electric services, consisting of power supply, transmission services, and distribution services (including metering and billing) to residential, commercial, and industrial customers in 70 counties in Virginia, Delaware, Maryland, and West Virginia.  The member distribution cooperatives’ distribution business involves the operation of substations, transformers, and electric lines that deliver power to customers.  Three of our member distribution cooperatives provide electric services on the Delmarva Peninsula: A&N Electric Cooperative in Virginia, Choptank Electric Cooperative in Maryland, and Delaware Electric Cooperative in Delaware.  Our remaining nine members, which serve mainland Virginia, are: BARC Electric Cooperative, Community Electric Cooperative, Mecklenburg Electric Cooperative, Northern Neck Electric Cooperative, Northern Virginia Electric Cooperative, Prince George Electric Cooperative, Rappahannock Electric Cooperative, Shenandoah Valley Electric Cooperative, and Southside Electric Cooperative.  The member distribution cooperatives are not our subsidiaries, but rather our owners.  We have no interest in their properties, liabilities, equity, revenues, or margins.

          Wholesale Power Contracts

          We sell power to our member distribution cooperatives under “all-requirements” wholesale power contracts.  Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions, to the extent that we have the power and facilities available to do so.  Each of these wholesale power contracts is effective through 2028 and continues in effect beyond 2028 until we or the member distribution cooperative gives the other at least three years notice of termination.

          There are two principal exceptions to the “all-requirements” obligations of the parties.  First, each mainland Virginia member distribution cooperative may purchase power allocated to it from the Southeastern Power Administration (“SEPA”).  In 2002, the total allocation of power from SEPA to the member distribution cooperatives was 84 MW plus associated energy, representing approximately 4.2%of our total member distribution cooperatives’ peak capacity requirements and approximately 0.9% of our total member distribution cooperatives’ energy requirements.  Second, if pursuant to the Public Utility Regulatory Policies Act (“PURPA”) or other laws, a member distribution cooperative is required to purchase electric power from a qualifying facility, the member distribution cooperative must make the required purchases.  Any required purchases made by the member distribution cooperative will be at a rate no more than our avoided cost, as established by us.  At our option, the member distribution cooperative will sell that power to us at a price no more than that rate.  The member distribution cooperative may appoint us to act as its agent in all dealings with the owner of any of these qualifying facilities.  Purchases of power generated by qualifying facilities constituted less than 1.0% of our member distribution cooperatives’ capacity and energy requirements in 2002.

          Each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract in accordance with our formulary rate.  The formulary rate is designed to recover our total cost of service and create a firm equity base.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate” in Item 7.  More specifically, the formulary rate is intended to meet all of our costs, expenses and financial obligations associated with our ownership, operation, maintenance, repair, replacement, improvement, modification, retirement and decommissioning of our generating plants, transmission system or related facilities, as well as, all of our costs, expenses and financial obligations relating to the acquisition and sale of power or related services that we provide to our member distribution cooperatives under the wholesale power contracts, including:

•	payments of principal and premium, if any, and interest on all indebtedness issued by us (other than payments resulting from the acceleration of the maturity of the indebtedness);

•

the cost of any power purchased by us for resale by us under the wholesale power contracts and the costs of transmission, scheduling, dispatching and controlling services for delivery of electric power;

•

any additional cost or expense, imposed or permitted by any regulatory agency or which is paid or incurred by us relating to our generating plants, transmission system or related facilities or relating to the services we provide to our member distribution cooperatives that is not otherwise included in any of the costs specified in the wholesale power contracts;

•	all amounts we are required to pay under any contract to which we are a party;

•

additional amounts required to meet the requirement of any rate covenant with respect to coverage of principal and interest on our indebtedness contained in any indenture or contract with holders of our indebtedness; and

•	any additional amounts which our board of directors deems advisable in the marketing of our indebtedness.

The rates established under the wholesale power contracts are designed to enable us to comply with our mortgage and indenture, and regulatory and governmental requirements which apply to us from time to time.

          We may revise our budget at any time to the extent that our current budget does not accurately reflect our costs and expenses or estimates of our sales of power.  Increases or decreases in our annual budget automatically amend the demand component of our formulary rate.  Also, the wholesale power contracts permit us to adjust the amounts to be collected from the member distribution cooperatives to equal our actual demand costs.  We make these adjustments under our Margin Stabilization Plan.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Margin Stabilization Plan” in Item 7.  These adjustments are treated as due, owed, incurred and accrued for the year to which the increase or decrease relates.  The member distribution cooperatives pay or receive any amounts owed to or by us as a result of this adjustment in the following year.  If at any time our board of directors determines that the formula does not meet all of our costs and expenses, it may adopt a new formula to meet those costs and expenses, subject to any necessary regulatory review and approval.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Margin Stabilization Plan” in Item 7.

          During the term of each wholesale power contract, each member distribution cooperative will not, without obtaining our written consent, take or permit to be taken any steps for reorganization or dissolution, consolidation with or merger into any corporation, or the sale, lease or transfer of all or a substantial portion of its assets.  We will not, however, unreasonably withhold our consent to any reorganization, dissolution, consolidation, merger or sale, lease or transfer of assets.  In addition, we will not withhold or condition our consent if the transaction would not (1) increase rates to our other member distribution cooperatives, (2) impair our ability to repay our indebtedness or any other obligation, or (3) affect our system performance in any material way.  Despite these restrictions, a member distribution cooperative may reorganize or dissolve, consolidate with or merge into any corporation, or sell, lease or transfer a substantial portion of its assets without our consent if it:

•	pays the portion of our indebtedness or other obligations as we determine, and
•

complies with reasonable terms and conditions that we may require to eliminate any adverse effects on the rates of our other member distribution cooperatives, or to provide assurance that we will have the ability to repay our indebtedness and abide by our other obligations.

          Northern Virginia Electric Cooperative

          As a result of deregulation and changes in the electric industry, we recognize that it may be desirable to modify the relationship between us and our member distribution cooperatives in the future.  In particular, we recognize that our member distribution cooperatives may desire greater flexibility in their power supply options in the future, which may require an amendment to their wholesale power contracts.  Currently, we are negotiating with one member distribution cooperative, Northern Virginia Electric Cooperative, possible amendments to its wholesale power contract with us.  The negotiations center around changing the nature of the contract from an all-requirements contract to a partial requirements contract.  Any amendments to our wholesale power contract with Northern Virginia Electric Cooperative would need to be approved by our board of directors before becoming effective.  If approved, similar terms for the provision of power would be offered to all of our other member distribution cooperatives.  In May 2001, our board of directors adopted a resolution stating that it would not approve any amendments to the wholesale power contract with a member distribution cooperative that could materially adversely affect our financial condition or cause us to fail to maintain our existing credit ratings.

          We received a letter, dated November 19, 2002, from the President and CEO of Northern Virginia Electric Cooperative stating that the Northern Virginia Electric Cooperative board of directors took formal action on November 18, 2002, directing the Northern Virginia Electric Cooperative CEO to communicate to us that Northern Virginia Electric Cooperative would make one final attempt to reach an acceptable conclusion to the negotiations on amending the wholesale power contract and authorizing the CEO to pursue recourse before an appropriate decision-making body if certain milestones were not met.  These milestones have not been met; however, we are continuing to negotiate with Northern Virginia Electric Cooperative to resolve this matter and we have been advised that, in recognition of the progress that has been made, the Northern Virginia Electric Cooperative board of directors had suspended these deadlines.

          In addition, Northern Virginia Electric Cooperative has told us that if it is necessary to bring an action before the Federal Energy Regulatory Commission (“FERC”) or the Virginia State Corporation Commission (“VSCC”) regarding this contract, that action would not challenge the validity or enforceability of the contract, but rather would seek reformation of the contract along the lines being negotiated.  Northern Virginia Electric Cooperative has further advised us it would not seek to be relieved of its obligation to buy power from us equal to that which could be served by its proportionate share of North Anna, Clover and the three combustion turbine facilities under development or construction, nor would it seek to be relieved of its obligation to pay its share of the costs of those generating facilities, including debt service, lease rentals, operation and maintenance expenses, coverage and other costs and expenses related to the facilities or properly allocable to the services provided by us to it.

          We intend to continue negotiating with Northern Virginia Electric Cooperative to resolve this matter.  While we cannot predict the outcome of any proceedings relating to this matter, we continue to believe that no reformation of our wholesale power contract with Northern Virginia Electric Cooperative is justified and intend to take all actions necessary to assure that there is no change to the wholesale power contract that adversely affects our financial condition or our other member distribution cooperatives.

TEC Trading

          Changes in the electric utility industry and our development of the three combustion turbine facilities have made it more important for us to manage our activities in power-related markets.  For instance, to obtain an economical power supply to meet our projected member distribution cooperatives’ energy requirements, we sometimes purchase energy for some hours in excess of our member distribution cooperatives’ actual needs.  We also intend to purchase natural gas and related financial and hedge arrangements to limit our exposure to fluctuating natural gas prices.  In response to these changes, TEC Trading was formed in 2001 for the primary purpose of purchasing from us, to sell in the market, power that is not needed to meet the actual needs of our member distribution cooperatives, acquiring natural gas to supply the combustion turbine facilities, and taking advantage of other power-related trading opportunities in the market which will help lower our member distribution cooperatives’ costs.  TEC Trading does not engage in speculative trading.

          We initially capitalized TEC Trading in 2001 with a $7.5 million cash investment in exchange for all of its capital stock.  We then distributed all of TEC Trading’s stock as a patronage capital distribution to our member distribution cooperatives.  TEC Trading is now owned entirely by our member distribution cooperatives, and is currently our only Class B member.  As a member, TEC Trading is entitled to receive patronage capital distributions from us based on our allocation of margins to Class B members and the amount of its business with us.

          On December 19, 2001, TEC Trading was granted market-based rate authority by FERC, which allows it to sell power at market rates.  We have signed a power sales contract with TEC Trading, under which TEC Trading purchases our excess energy for resale to the market.  To fully participate in power-related markets, TEC Trading must maintain credit support sufficient to meet delivery and payment obligations associated with its power trades.  To assist TEC Trading in providing this credit support, we have agreed to guarantee up to $42.5 million of TEC Trading’s delivery and payment obligations associated with its power trades.  As of December 31, 2002, we have guaranteed $0.5 million of obligations of TEC Trading.  We have also entered into an agreement with TEC Trading whereby we provide certain accounting, billing, reporting and other administrative services to TEC Trading on an arm’s-length basis.

          TEC Trading has engaged ACES Power Marketing LLC (“APM”) to provide to it certain other services, including contract review and compliance, credit analysis and monitoring, energy credit negotiations, portfolio modeling and structuring, reporting, transaction reporting, trading controls, and settlement services.

          In 2002, TEC Trading purchased from us, and subsequently sold to the market, 67,360 megawatt-hours (“MWh”) of power.  We charged TEC Trading $8,000 for services we performed under the agreements discussed above.

Members’ Service Territories and Customers

          Historically, our member distribution cooperatives have had the exclusive right to provide electric service to customers within their exclusive service territories certified by their respective state public service commissions.  The member distribution cooperatives, like other incumbent utilities, then charged their customers a bundled rate for electric service, which included charges for power, transmission services, and distribution (including metering and billing) services.

          Virginia, Delaware, and Maryland have enacted legislation granting retail customers the right to choose their power supplier.  This legislation maintains the exclusive right of the incumbent electric utilities, including our member distribution cooperatives, to continue to provide transmission and distribution services and, at least initially, to be the default providers of power to their customers in their service territories.  See “Management’s Discussion and Analysis of Results of Operation and Financial Condition—Future Issues—Competition and Changing Regulations” in Item 7.

          The territories served by our member distribution cooperatives cover large portions of Virginia, Delaware, and Maryland.  One of our member distribution cooperatives also serves a small area of West Virginia.  These service territories range from the suburban metropolitan Washington, D.C. area in northern Virginia, to the Atlantic shore of Virginia, Delaware, and Maryland, to the Appalachian Mountains and the North Carolina border.  The service territories of member distribution cooperatives serving the high growth, increasingly suburban area between Washington, D.C. and Richmond, Virginia account for approximately half of our capacity requirements.  While our member distribution cooperatives do not serve any major cities, several portions of their service territories are in close proximity to urban areas.  These areas are experiencing growth due to the expansion of suburban communities into neighboring rural areas and the continuing development of resort and vacation communities within their service territories.

          Our member distribution cooperatives’ service territories are diverse and encompass primarily suburban, rural and recreational areas.  These territories predominantly reflect historically stable growth in residential capacity and energy requirements both with respect to power sales and number of customers.  Our member distribution cooperatives serve major industries, which include manufacturing, fisheries, agriculture, forestry and wood products, paper, travel, and trade.

          Our member distribution cooperatives’ sales of energy in 2002 totaled approximately 9,368,976 MWh.  These sales were divided by type as follows:

Customer Class	Percentage of MWh Sales	Percentage of Customers

Residential	63.9%	92.4%
Commercial and industrial	34.9	7.1
Other	1.2	0.5

          From 1997 through 2002, our member distribution cooperatives experienced an average annual compound growth rate of approximately 3.0% in the number of customers and an average annual compound growth rate of 4.7% in energy sales.

          Revenues from the following member distribution cooperatives equaled or exceeded 10% of Old Dominion’s total revenues in 2002:

Member Distribution Cooperative	Revenues	Percentage of Old Dominion’s Total Revenues

	(in millions)
Northern Virginia Electric Cooperative	$134.2	27.2%
Rappahannock Electric Cooperative	107.4	21.8
Delaware Electric Cooperative	50.9	10.3

          The member distribution cooperatives’ average number of customers per mile of energized line has increased approximately 5.8% since 1997 to approximately 9.1 customers per mile in 2002.  System densities of our member distribution cooperatives in 2002 ranged from 6.1 customers per mile in the service territory of BARC Electric Cooperative to 20.8 customers per mile in the service territory of Northern Virginia Electric Cooperative.  In 2002, the average service density for all distribution electric cooperatives in the United States was approximately 6.6 customers per mile.

COMPETITION AND CHANGING REGULATIONS

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations  Future Issues—Competition and Changing Regulations” for a discussion of the effects of competition and changing regulations on our member distribution cooperatives and us.

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

          Our member distribution cooperatives and we have entered into an agreement with the United States Department of Energy (“DOE”) to participate in the voluntary Climate Challenge Program under the United States Climate Challenge Action Plan.  This voluntary program tracks reductions in carbon dioxide emissions from efficiency programs.  We submitted a report to the DOE in 2000 summarizing our and our member distribution cooperatives’ carbon dioxide reductions as a result of efficiency programs and distribution system upgrades.

POWER SUPPLY RESOURCES

General

          We provide power to our members through a combination of our interests in Clover, North Anna and other owned resources, power purchase contracts and forward, short-term and spot purchases of power in the open market.  Our power supply resources for the past three years have been as follows:

	Year Ended December 31,

	2002		2001		2000

	(in MWh and percentages)
Generated:
Clover	3,153,856	30.7%	3,342,398	34.4%	3,428,357	36.7%
North Anna	1,586,188	15.4	1,519,223	15.7	1,767,053	18.9
Diesels	528	—	—	—	84	—

Total generated	4,740,572	46.1	4,861,621	50.1	5,195,494	55.6

Purchased:
Mainland Virginia area	3,346,963	32.6	2,555,653	26.3	2,199,200	23.6
Delmarva Peninsula area	2,190,443	21.3	2,285,585	23.6	1,943,921	20.8

Total purchased	5,537,406	53.9	4,841,238	49.9	4,143,121	44.4

Total available energy	10,277,978	100.0%	9,702,859	100.0%	9,338,615	100.0%

          The service territory of our member distribution cooperatives is geographically divided into two separate areas – mainland Virginia and the Delmarva Peninsula.  Because the ability to transmit power between these two areas is limited, we must generate or purchase power to meet the specific needs of each area separately.  For example, power generated by Clover and North Anna is used exclusively by our member distribution cooperatives that are located in mainland Virginia.  The costs of all of our power resources, however, are shared by all our member distribution cooperatives, regardless of their location.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate” in Item 7.  We transmit power to our nine member distribution cooperatives located in mainland Virginia through the transmission systems of Virginia Power, American Electric Power Virginia (“AEP-Virginia”), and PJM Interconnection, LLC (“PJM”) – West Region.  We transmit power to our three member distribution cooperatives located on the Delmarva Peninsula through the transmission system of PJM – “Classic Region.”

          The member distribution cooperatives’ customers in mainland Virginia and on the Delmarva Peninsula have similar usage characteristics and distribution of sales by customer classification.  Typically, both areas’ peak capacity requirement is in the summer months.  This peak is due to the summer air conditioning requirements of the member distribution cooperatives’ customers, which reflects the large residential component of our total capacity requirements.

          Mainland Virginia represented approximately 76.0% of our 2002 peak capacity requirements, which occurred in July.  North Anna and Clover satisfied approximately 44.0%of our capacity requirements and 58.6% of our energy requirements in mainland Virginia in 2002.  In 2002, we obtained the remainder of our mainland Virginia and all of our Delmarva Peninsula requirements, both capacity and energy, from numerous suppliers under various power purchase contracts and forward, short-term and spot market purchases.  Generally, power purchase contracts allow us to meet these requirements by purchasing fixed-price firm capacity and energy at market prices.  See “Other Power Supply Resources—Power Purchase Contracts.”

          Most of our long-term power purchase contracts will expire by 2005.  We are developing the combustion turbine facilities to satisfy substantially all of the capacity and a portion of the energy currently supplied by these contracts.  The timing and size of each combustion turbine facility is planned to meet our projected capacity requirements, which are a function of expiring power purchase contracts and our member distribution cooperatives’

capacity requirements growth projections.  In addition, we have installed ten diesel generators across our member distribution cooperatives’ service territories primarily to enhance our system’s reliability.

North Anna

          We own an 11.6% undivided ownership interest in North Anna, including nuclear fuel and common facilities at the power station, and a portion of spare parts inventory and other support facilities.  North Anna is a two-unit nuclear power facility with a net capacity rating of 1,842 MW, located in Louisa County, Virginia, approximately 60 miles northwest of Richmond, Virginia.  During 2002, North Anna provided approximately 15.4% of our energy requirements.  North Anna Unit 1 commenced commercial operation in June 1978, and Unit 2 commenced commercial operation in December 1980.  Virginia Electric and Power Company (“Virginia Power”), the co-owner of North Anna, operates the facility.  Virginia Power also has the authority and responsibility to procure nuclear fuel for North Anna.  See “Fuel Supply—Nuclear.”

          Under the Amended and Restated Interconnection and Operating Agreement with Virginia Power (“I&O Agreement”), we are entitled to 11.6% of the power generated by North Anna.  In addition, we are purchasing from Virginia Power peaking capacity and have the option to purchase peaking energy through 2003.  We intend to purchase our reserve capacity requirements for North Anna from Virginia Power for the term of the I&O Agreement, which expires on the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date we have no interest in North Anna.  See “Other Power Supply Resources—Power Purchase Contracts—Virginia Power” for a description of the type and amount of power we may purchase under this contract.

          Under the I&O Agreement, we are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna.  We are obligated to fund these items.  In addition, we separately fund our pro-rata portion of the decommissioning costs of North Anna.  We and Virginia Power also bear pro-rata any liability arising from ownership of North Anna, except for liabilities resulting from the gross negligence of the other.

          Like other nuclear facilities, North Anna is subject to unanticipated or extended outages for repairs, replacements, or modifications of equipment or to comply with regulatory requirements.  These outages may involve significant expenditures not previously budgeted, including replacement energy costs.  In September 2002, during a scheduled refueling outage and inspection, deposits of crystallized boric acid were discovered on top of the North Anna Unit 2 reactor vessel head.  Based upon these findings, Virginia Power, as operator, determined that a new reactor vessel head would need to be installed.  The scheduled refueling outage for this unit was extended and a new reactor vessel head was installed.  North Anna Unit 2 returned to service in February 2003.  Following the inspection of North Anna Unit 1, Virginia Power has also decided to install a new reactor vessel head at Unit 1. In February 2003, North Anna Unit 1 was taken off-line for a scheduled refueling outage and to install the new reactor vessel head.  Virginia Power currently anticipates that Unit 1 will be returned to service during the second quarter of 2003.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Expenses” in Item 7 for a discussion of recent operating history of North Anna.

          North Anna requires significant water resources to generate steam for the production of energy and for cooling purposes.  North Anna obtains its water from Lake Anna.  By August 2002, a several year drought in central Virginia had caused Lake Anna to fall four feet below its designated normal level of 250 feet above sea level and the continued operation of North Anna at full capacity could have been affected if the drought conditions persisted.  To mitigate the effect of continued drought conditions, Virginia Power, as operator of North Anna, installed intake pump shaft extensions to allow both units to continue to operate until the water level fell more than eight feet below the normal level.  Heavy precipitation in the fall and winter of 2002 have ended the drought conditions in central Virginia.  See “Regulation—Environmental.”  As of March 14, 2003, Lake Anna was 250 feet above sea level.

Clover

          We have a 50% undivided interest in Units 1 and 2 of Clover, a coal-fired generating facility jointly owned with Virginia Power.  Clover has a net capacity rating of 882 MW, and is located near the town of Clover in Halifax County, Virginia, approximately 100 miles southwest of Richmond, Virginia.  Clover Units 1 and 2 began commercial operations in October 1995 and March 1996, respectively.

          Pursuant to the terms of the Clover operating agreement, Virginia Power, as the co-owner of Clover, is responsible for operating Clover and procuring and arranging for the transportation of the fuel required to operate Clover.  See “Fuel Supply—Coal.” We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses for Clover.

          Under the terms of the Clover operating agreement, we and Virginia Power each are required to take half of the power produced by Clover.  During 2002, Clover provided approximately 30.7% of our energy requirements.  In those hours when we are not able to use our share of the energy produced by Clover, we are required to sell and Virginia Power is required to purchase our excess energy.  We and Virginia Power may restructure the operating agreement for Clover, depending upon whether Virginia Power joins PJM, to permit us to sell our excess energy from Clover to other power purchasers as well as to Virginia Power.  We intend to purchase our reserve capacity requirements for Clover from Virginia Power for the term of the I&O Agreement.

          Clover requires significant water resources to generate steam for the production of energy and for cooling purposes.  Clover draws water for its operations from the Roanoke River and, if necessary, an auxiliary man-made reservoir.  Because Clover and the Roanoke River are located in central Virginia, both were affected by the several year drought in that area which continued into 2002.  See “Regulation—Environmental.”  Heavy precipitation in the fall and winter of 2002 have ended the drought conditions in central Virginia.  As of March 14, 2003, the Roanoke River was at normal levels and the reservoir had had sufficient capacity to permit Clover to continue normal operations for approximately 30 days if no water was drawn from the river.

          Lease of Pollution Control Assets

          We have entered into a sale and leaseback of our undivided ownership interest in pollution control assets at Clover Units 1 and 2.  In 1994, we sold these pollution control assets to an investor, subject to the lien of our Indenture of Mortgage and Deed of Trust, dated May 1, 1992, with Crestar Bank (predecessor to SunTrust Bank), as trustee, as amended (the “Existing Indenture”), and leased them back for a term extending until December 30, 2012.  The owner trust’s interest in these assets will no longer be subject to the lien of the Existing Indenture on the date the lien of the Existing Mortgage is released (the “Release Date”).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate—Restated Indenture” in Item 7.  We have an option to purchase the undivided interest in the pollution control assets sold to the investor on December 30, 2004, for a fixed purchase price.  Our obligation to make periodic payments of basic rent and the fixed purchased option price payable in 2004 have been fully assumed and the payments are being made by a third party.  We have been released from these payment obligations.  The owner trust’s interest in the undivided interest in the assets subject to the lease is subject to a lien in favor of us securing our purchase options under this lease.  We have covenanted with the trustee under the Existing Indenture to exercise our option to purchase the assets subject to the lease on December 30, 2004.

          Lease of Clover Unit 1

          We also have entered into separate lease and leaseback agreements of our undivided ownership interest in each Clover unit and related common facilities, including the pollution control assets at the facilities.  In March, 1996, we entered into a lease with an owner trust for the benefit of an investor in which we leased our interest in Clover Unit 1, subject to the lien of the Existing Indenture, for a term extendable by the owner trust up to the full productive life of Clover Unit 1, and simultaneously entered into an approximately 21.8 year lease of the interest back to us (the “leaseback”).  After the Release Date, the interest of the owner trust in Clover Unit 1 will no longer be subject and subordinate to the lien of the Existing Indenture.  See “Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Factors Affecting Results Formulary Rate—Restated Indenture” in Item 7.  We have provided for substantially all of our periodic basic rent payments under the lease by investing in obligations issued or insured by entities, the claims paying ability or senior debt obligations of which are rated “AAA” by S&P and “Aaa” by Moody’s.  The lease to us contains events of default which, if they occur, could result in termination of the lease, and, consequently, our loss of possession and right to the output of Clover Unit 1.

          At the end of the term of the leaseback, we have three options:  (1) retain possession of the interest in the unit by paying a fixed purchase price to the owner trust, (2) return possession of the interest to the owner trust and arrange for an acceptable third party to enter into a power purchase agreement with the owner trust, or (3) return possession of the interest and pay a termination amount to the owner trust.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off Balance Sheet Arrangements – Clover Leases” in Item 7, Part II for a discussion of our obligations at the end of the term of the leaseback of Clover Unit 1 and sources of funding for these obligations.

          Lease of Clover Unit 2

          In July 1996, we entered into another lease subject to the lien of the Existing Indenture with an owner trust for the benefit of a different investor of our interest in Clover Unit 2 and related common facilities for a term extendable by the owner trust up to the full productive life of Clover Unit 2.  We simultaneously entered into an approximately 23.4 year leaseback of the interest.  We have provided for all of our periodic basic rent payments under the lease by investing in obligations issued or insured by entities, the claims paying ability or senior debt obligations of which are rated “AAA” by S&P and “Aaa” by Moody’s.  As with the Clover Unit 1 lease, the leaseback of Clover Unit 2 contains events of default which could result in termination of the lease and loss of possession and right to the output of the unit.

          In connection with this lease, we granted a subordinated lien and security interest in Clover Unit 2 to secure our obligations under the lease and our reimbursement obligation to an insurer for its payments under a surety bond securing some of our payment obligations under the lease.  This subordinated lien and security interest will be required to be released prior to the Release Date unless the holders of obligations issued under the Existing Indenture are equally and ratably secured with respect to the assets subject to the lease.  After the Release Date, the interest of the owner trust will no longer be subject and subordinate to the lien of the Existing Indenture.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate—Restated Indenture” in Item 7.

          At the end of the term of the leaseback, we may either (1) retain possession of the interest in the unit by paying a fixed purchase price to the owner trust, or (2) return possession of the interest to the owner trust and arrange for an acceptable third party to enter into a power purchase agreement with the owner trust.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off Balance Sheet Arrangements—Clover Leases” in Item 7 for a discussion of our obligations at the end of the term of the leaseback of Clover Unit 2 and sources of funding for these obligations.

Combustion Turbine Facilities

          Through our subsidiaries, we are developing the Rock Springs, Louisa and Marsh Run combustion turbine facilities to enable us to continue to serve our member distribution cooperatives’ power requirements.  Upon completion of the facilities, our total system capacity from facilities owned by us or our subsidiaries will increase from 675 MW to 2,019 MW.  The sites selected for Rock Springs, Louisa and Marsh Run contain the attributes required to support a combustion turbine facility such as access to electric transmission lines, natural gas pipelines, water and other required major infrastructure.

          We have decided to dissolve the subsidiaries owning the facilities and plan to take direct ownership of their interests in Rock Springs, Louisa, and Marsh Run.  On March 11, 2003, our board of directors voted to dissolve the Louisa and Marsh Run subsidiaries effective March 31, 2003, or such later date as determined by each respective president of the Louisa and Marsh Run subsidiaries.  We anticipate that the Rock Springs subsidiary will be dissolved by the end of 2003.  The dissolution is not expected to have an effect on the approvals, permits, development or construction of the facilities or the expected availability of the facilities by their anticipated commercial operation dates.

          Rock Springs

          The Rock Springs facility is currently being developed by our subsidiary together with another participant, CED Rock Springs, Inc. (“ConEd”).  Rock Springs will meet a substantial portion of the capacity requirements of our member distribution cooperatives on the Delmarva Peninsula and provide power to the other participant.  Located in the community of Rock Springs, Cecil County, Maryland, the facility is currently permitted for six 168 MW (net capacity rating) General Electric 7FA combustion turbines, for a total of 1,008 MW.  At this time, four units (672 MW) have been or are being installed at the facility.  We and ConEd are each responsible for funding our share of all capital expenditures, and costs and expenses.  Our portion of the cost to develop and construct Rock Springs is currently estimated to be approximately $150 million.

          In addition to ConEd and our subsidiary, another participant may join the project in the future.  We expect that each participant will own two units with a total capacity of 336 MW and a proportionate share (depending on the number of participants in Rock Springs) of the undivided interest in the common facilities.  Our subsidiary will be responsible for all costs associated with the development, construction, additions and operating costs and administrative and general expenses relating to its two units and its proportional share of the costs relating to the common facilities for Rock Springs.

          The Maryland Public Service Commission (the “Maryland PSC”) has issued a certificate of public convenience and necessity for the construction and operation of the facility.  All major environmental permits from the State of Maryland have been obtained, subject to compliance with customary conditions set forth in the certificate, and we have purchased the necessary nitrogen oxide (“NOx”) emissions reduction credits required prior to the start of construction of the facility.  See “Regulation—Environmental.”

          We have entered into a fixed-price contract with General Electric Company to purchase three General Electric 7FA combustion turbines, two of which will be installed at Rock Springs and the other which will be installed at Louisa.  The combustion turbines will be fueled by natural gas.  All of these units have dry low NOx burners which currently exceed Best Available Control Technology and meet the Lowest Achievable Emission Rate standards established by the Environmental Protection Agency (the “EPA”).  We assigned our rights in the contract with respect to the two combustion turbines to be installed at Rock Springs to our subsidiary developing the facility.

          We are acting as construction agent on behalf of our subsidiary, ConEd, and any future participant or participants in Rock Springs to administer and supervise the development and construction of the facility.  Our subsidiary and ConEd entered into a contract with FruCon Construction Corp.  for engineering, procurement and construction services relating to Rock Springs.  Construction began on the facility in October 2001.  The two units owned by ConEd are substantially complete.  We expect that the two units that are owned by our subsidiary will begin commercial operation in mid-2003.  The power from the facility will be transmitted to our member distribution cooperatives over PJM’s transmission facilities under its open access transmission tariff.

          In July 2002, our subsidiary and ConEd entered into an operation and maintenance agreement relating to the facility with CED Operating Co., L.P., an affiliate of ConEd.  This agreement is for a three year term which will begin on the commissioning date of the first unit and will automatically extend for a one year period unless notice is given by either party.  CED Operating Co., L.P. will provide to the owners the services necessary for the safe transition from construction to operation of the facility and supply all services, goods and materials required to operate the facility other than natural gas.  We will arrange for the transportation of the natural gas required by the operator for all units at Rock Springs and will arrange for the supply of natural gas to our units only.

          Louisa

          The Louisa facility is located near Gordonsville, in Louisa County, Virginia, and will consist of five combustion turbines totaling 504 MW (net capacity rating).  The facility will include four 84 MW  General Electric 7EA combustion turbines and one 168 MW General Electric 7FA combustion turbine that we have procured under fixed-price contracts with General Electric Company.  The combustion turbines are expected to be fueled by natural gas and, if necessary, No. 2 distillate fuel oil.  Our cost to develop and construct Louisa is currently estimated to be approximately $230 million.

          We will act as construction agent on behalf of our subsidiary.  Our subsidiary has entered into a contract with Kamtech, Inc.  for engineering, procurement and construction services relating to Louisa.  The construction of the facility began in July 2002 and we expect the facility to be available for commercial operation by mid-2003.  Power from Louisa will be transmitted to our member distribution cooperatives over the transmission facilities of Virginia Power under its open access transmission tariff.

          The VSCC has issued a certificate of public convenience and necessity for the construction and operation of the facility.  All major environmental permits from the Commonwealth of Virginia have been obtained, subject to compliance with customary conditions set forth in the certificate that are required prior to the start of construction of the facility.  We are not required to purchase NOx emissions credits with respect to the facility.  See “Regulation—Environmental.”

          In January 2003, we entered into an operation and maintenance service agreement with PIC Energy Services, Inc. (“PIC”).  Under this agreement, PIC will provide the services necessary for the transition from construction to operation of the facility and supply all services, goods and materials required to operate the facility, other than natural gas and No. 2 distillate fuel oil, following completion of construction.  This agreement will extend until the third anniversary of the commencement date of the Louisa facility, and will expire on January 15, 2006 unless notice is given by either party.  We will arrange for the supply of the natural gas and No. 2 distillate fuel oil required by this facility.

          Marsh Run

          The Marsh Run facility is located near Remington in Fauquier County, Virginia, and is currently expected to consist of three 168 MW (net capacity rating) combustion turbines, for a total of 504 MW.  We have entered into a fixed-price contract with General Electric Company to purchase the three General Electric 7FA combustion turbines to be installed at Marsh Run.  The combustion turbines are expected to be fueled by natural gas and, if necessary, No. 2 distillate fuel oil.  We may construct a fourth combustion turbine unit at the facility at a later date.  Our cost to develop and construct three units at Marsh Run is currently estimated to be approximately $227 million.

          We will act as construction agent on behalf of our subsidiary.  Our subsidiary has entered into a contract with Ragnar Benson, Inc. for engineering, procurement and construction services relating to Marsh Run.  We expect that construction of the facility will begin in April 2003 and three units will be available for commercial operation in the second quarter of 2004.  Power from Marsh Run will be transmitted to our member distribution cooperatives over the transmission facilities of Virginia Power under its open access transmission tariff.

          The VSCC has issued a certificate of public convenience and necessity for the construction and operation of the facility.  All major environmental permits from the Commonwealth of Virginia have been obtained subject to compliance with customary conditions set forth in the certificate that are required prior to the start of construction of the facility.  We are not required to purchase NOx emissions credits with respect to the facility.  See “Regulation—Environmental.”

          The operation and maintenance service agreement we entered into with PIC for Louisa also requires PIC to provide the services necessary for the transition from construction to operation of Marsh Run and supply all services, goods and materials required to operate that facility, other than natural gas and No. 2 distillate fuel oil, following completion of construction.  This agreement will extend until the third anniversary of the commencement date of the Louisa facility and will expire on January 15, 2006 unless notice is given by either party.  We will arrange for the supply of the natural gas and No. 2 distillate fuel oil required by this facility.

Diesel Generators

          In 2002, we installed ten Caterpillar 3516B utility grade diesel generators throughout our member distribution cooperatives’ service territories.  Each generator has a capacity of approximately two MW, for a total of 20 MW.  We installed the generators primarily to enhance our system’s reliability.

Other Power Supply Resources

          In 2002, we purchased approximately 53.9% of our total energy requirements.  These energy requirements were in excess of our owned generation resources and were provided principally by neighboring utilities through power purchase contracts and purchases of energy in the forward, short-term and spot markets.

          Power Purchase Contracts

          Historically, we satisfied our capacity and energy requirements not supplied by North Anna and Clover through power purchase contracts with Virginia Power, Allegheny Power Resources, American Electric Power Virginia (“AEP-Virginia”) and Delmarva Power & Light, the predecessor to Conectiv Energy (“Conectiv”).  Under these contracts, we purchased capacity and energy at a price determined by the seller’s average system cost.  In the late 1990’s, we sought to take advantage of projected lower market prices of power by (1) restructuring or reducing the term of these contracts, (2) reducing the amount of capacity or energy or both we purchased under these contracts, and (3) entering into new contracts which contained market-based pricing provisions.  As a result, we entered into power purchase contracts with Public Service Electric & Gas Company (“PSE&G”), Williams Energy Marketing and Trading Company (“Williams”) and Constellation Power Source, Inc. (“Constellation”).  With the exception of our contracts with PSE&G and Constellation, these contracts are scheduled to expire as the three combustion turbine facilities become operational.  See “Combustion Turbine Facilities.”

          Virginia Power.  Under the terms of the I&O Agreement, Virginia Power sells us reserve capacity and energy for North Anna and Clover.  We plan to purchase our reserve capacity requirements for North Anna and Clover from Virginia Power for the term of the I&O Agreement, which expires on the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date we have no interest in North Anna.  In 2002, Virginia Power provided us with approximately half of our monthly supplemental and all of our peaking capacity requirements necessary to meet the needs of our mainland Virginia member distribution cooperatives not supplied from our portion of the output of North Anna and Clover.  Under the I&O Agreement, we will not purchase any of our supplemental capacity requirements from Virginia Power in 2003.  We will continue to purchase our peaking capacity requirements from Virginia Power through 2003.

          The price of energy we pay for the peaking portion of our Virginia Power purchases equals Virginia Power’s owned combustion turbine costs used to generate that energy.  Previously, the price of energy we paid for the supplemental portion of our Virginia Power purchases equaled an average price of predetermined Virginia Power owned combustion turbine and combined cycle facilities used to generate that energy.  We have the contractual right to elect not to purchase energy under the I&O Agreement if we can purchase more economical energy from other sources.

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

          PSE&G.  In December 1992, we entered into an agreement with PSE&G to purchase 150 MW of capacity, consisting of 75 MW of intermediate or peaking capacity and 75 MW of base load capacity, as well as reserves and associated energy, through 2004.  The agreement with PSE&G contains fixed capacity charges, including transmission charges, for the base, intermediate, and peaking capacity to be provided under the agreement.  However, either party can apply to FERC in some circumstances to recover changes in specified costs of providing services.  If a change in rate occurs, the party adversely affected may terminate the agreement on one year’s notice.  We may purchase the energy associated with the PSE&G capacity from PSE&G or other power suppliers.  If purchased from PSE&G, the energy cost is based on PSE&G’s incremental cost above its own power supply requirements.

          In October 1997, we filed with FERC a complaint against PSE&G asserting that our agreement with PSE&G should be modified to conform to the restructuring of PJM.  Under the PJM structure, we pay for the transmission of PSE&G power through the zonal rate we currently pay Conectiv.  On May 14, 1998, FERC ruled in our favor as part of its ruling on several cases relating to the restructuring of PJM, ordering PSE&G to remove all transmission costs from its rates for capacity and associated energy sold to us, effective April 1, 1998.  PSE&G complied with the FERC order by virtue of a compliance filing submitted to FERC on June 15, 1998.  On November 30, 2000, PSE&G filed with the United States Court of Appeals for the District of Columbia Circuit a petition for review of FERC’s orders in this matter.  On July 12, 2002, the Court of Appeals vacated FERC’s May 14, 1998 ruling and remanded all of these cases relating to the restructuring of PJM to FERC for further consideration.

          On December 19, 2002, FERC issued an order on remand reversing its May 14, 1998 generic PJM restructuring ruling.  FERC noted that there was no evidence on record in the generic restructuring proceeding to demonstrate what, if any, unduly discriminatory effects could be attributable to our particular contract, but went on to state that we are free to present evidence based on the specifics of our contract with PSE&G under Section 206 of the Federal Power Act.  On January 24, 2003, we filed an amended and renewed complaint against PSE&G with FERC, requesting that FERC reopen the proceeding regarding the matters raised by our October 1997 complaint.  That initial complaint was dismissed by FERC in August 1998, based on FERC’s generic PJM restructuring ruling that ruled in our favor.  Our January 24, 2003 complaint renewal and amendment urges FERC to find that rate pancaking to us under our agreement with PSE&G is unlawful and eliminate this rate pancaking treatment effective April 1, 1998, forward.  We also requested that FERC stay any payment obligation by us to PSE&G for surcharge amounts of pancaked rates (incurring charges from multiple transmission owners due to transmission across several systems) from April 1, 1998 through December 31, 2002.  We received an invoice from PSE&G on January 22, 2003, for this surcharge amount of $26.2 million, plus $4.7 million in accumulated interest.

          On February 10, 2003, we informed PSE&G in writing that a payment obligation for any past amount under the 1992 agreement’s surcharge authority remains unauthorized and premature, until so ordered by FERC.  On January 14, 2003, our board of directors approved the collection from our member distribution cooperatives of approximately $32.9 million including interest and related margin requirement beginning February 1, 2003, over forty-eight months, to cover this contingency.  We are paying the amount of pancaked rates on a prospective basis, subject to protest and FERC action on our renewed and amended complaint.

          Williams.  In April 2000, we executed an agreement with Williams to meet a portion of our member distribution cooperatives’ capacity and energy needs.  We began making purchases under the Williams  agreement on September 1, 2001.  We purchased 331 MW of capacity for the period January 1, 2002 through April 30, 2002, 245 MW of capacity for the period May 1, 2002 through December 31, 2002, and expect to purchase 490 MW of capacity for the period January 1, 2003 through May 31, 2003.  In addition to having the rights to this capacity, the contract grants us the option to purchase energy at fixed rates that vary over the term of the contract.

          AEP–Virginia.  We purchase power from AEP–Virginia pursuant to three agreements.  Combined, the agreements allow for purchases of up to 108 MW of capacity and associated energy a year.  Charges for power purchased under these contracts are based on AEP–Virginia’s wholesale rate tariff filed with FERC.  Each of the agreements remains in effect until November 2003.

          Allegheny.  We purchase power pursuant to power purchase contracts with Allegheny Energy Supply (“Allegheny”), a subsidiary of Allegheny Power Resources.  These contracts met the capacity and energy requirements of our member distribution cooperatives in Allegheny Power Resources’ service area in mainland Virginia for 2002 and will meet the capacity needs up to 25 MW through May 2005.

          Constellation.  In October 2001, we executed an agreement with Constellation to purchase 150 MW of capacity from May 1, 2002 through May 31, 2003 to meet a portion of our Delmarva Peninsula member distribution cooperatives’ capacity requirements.  This contract is for capacity only and does not include rights to energy.

          To replace the contracts with Allegheny and with AEP-Virginia discussed above, we issued a request for power supply proposals in the fall of 2002.  As a result of this request, we negotiated a fixed-price contract with Constellation to supply these purchase power needs from January 1, 2003 to May 31, 2008.  Transmission service is supplied under PJM’s transmission tariff for the Allegheny area power requirements, and the AEP-Virginia open access transmission tariff for power requirements served in its area.

          ConEd.  As a part of the construction and ownership agreement with ConEd for the Rock Springs facility, ConEd has agreed to sell us power through May 31, 2003, which coincides with the expected in-service date of our first Rock Springs unit.  On June 1, 2002 through November 30, 2002, ConEd agreed to sell to us 150 MW of capacity and a call option on the energy.  Effective December 1, 2002, and continuing through May 31, 2003, ConEd agreed to sell us 175 MW of capacity and a call option on the energy.

          Other.  We also purchase a portion of our energy requirements from the market using forward contracts, and short-term and spot purchases.  These purchasing strategies are associated with the changing contracts and the ability to forego purchasing energy under existing contracts.  These strategies, however, are not without risk.  To mitigate the risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy.  Additionally, we have developed policies and procedures to manage the risks in the changing business environment and in 2001, we became an equity owner in APM.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Issues  Reliance on Energy Purchases.”

Transmission

          We have entered into agreements with Virginia Power, PJM, and AEP-Virginia, which provide us with access to their transmission facilities as necessary to deliver energy to our member distribution cooperatives.  In order to interconnect the Rock Springs facility, we undertook the construction of two 1,100 foot 500 kilovolt (“kV”) transmission lines and a 500 kV substation at the Rock Springs site.  We and ConEd became signatories to the PJM Transmission Owners Agreement effective August 2002.  As a transmission owner, we and ConEd relinquished control of these transmission facilities to PJM and contracted with Con Edison Operation Company, Inc.  and InfraSource to operate and maintain the transmission facilities.  Because these interconnection facilities are used solely to connect Rock Springs to the PJM transmission system, they do not change our focus as a power supply cooperative nor provide us with any competitive advantage in the wholesale power markets.

          Virginia Power System

          Under the operating agreements for both North Anna and Clover, Virginia Power makes available to us its transmission and distribution systems, as needed, to transmit our power from North Anna and Clover, as well as power purchased from other suppliers, to our member distribution cooperatives’ delivery points.  Pursuant to the I&O Agreement, Virginia Power supplies all transmission services to us under its open access transmission tariff.  In 2002, the terms for transmission and related services are described in our Service Agreement for Network Integration Transmission Service (“NITS”) and the Network Operating Agreement (“NOA”) with Virginia Power.  The NOA contains the terms and conditions under which we must operate our facilities and the technical and operational matters associated with the NITS.  The NITS describes the specific services we purchase from Virginia Power and pricing of those services.  Because Virginia Power has stated an intention to join the PJM regional transmission organization, we will obtain transmission service from that organization, if and when Virginia Power grants PJM control of Virginia Power’s transmission facilities to PJM.  See “—RTOs.”

          PJM

          We are a member of PJM to serve our member distribution cooperatives located on the Delmarva Peninsula and a portion of the Virginia mainland near the area served by Allegheny Power Resources.  PJM is an independent system operator of transmission facilities serving all of Delaware and New Jersey and parts of Pennsylvania, Maryland, West Virginia and Virginia.  Allegheny Power Resources joined PJM during 2002 and gave PJM operational control of its transmission facilities.

          PJM continually balances its participant’s power requirements with the power resources available to supply those requirements.  Based on this evaluation of supply and demand, PJM schedules available resources to meet the demand for power in the most efficient and cost-effective manner.  When available resources cannot be dispatched due to transmission constraints, more expensive generating facilities not subject to the transmission constraints must be dispatched to meet the requested power requirements.  PJM participants whose power requirements cause the redispatch are obligated to pay those congestion costs.  The majority of our PJM power requirements are located on the Delmarva Peninsula, which has been subject to significant congestion costs.

          We attempt to mitigate some of the effects of congestion at PJM’s delivery points through the procurement of fixed transmission rights.  Through fixed transmission rights we receive or pay the difference between the cost of energy delivered to our delivery points and the cost of energy delivery to other specified delivery points on the PJM system (which generally is less expensive than the cost we incur at our delivery points).  As a result, fixed transmission rights generally partially offset congestion charges.  In 2002, PJM allocated to us a specified number of fixed transmission rights.  We purchased additional fixed transmission rights from PJM and negotiated to obtain additional fixed transmission rights from other members of PJM if economical.

          In 2002, we paid approximately $11.4 million in congestion charges to PJM.  These charges were partially offset by credits of approximately $3.1 million from our fixed transmission rights.  Net congestion costs for 2002 were approximately $8.3 million.

          Conectiv, the owner of the transmission facilities on the Delmarva Peninsula, has been performing system upgrades to meet reliability criteria and to interconnect generating facilities located on the Delmarva Peninsula.  Conectiv has stated that it expects that congestion will be reduced significantly once these upgrades are complete.  In addition, we and Conectiv have agreed to pay for transmission network upgrades in order to serve our member distribution cooperatives on the Delmarva Peninsula more reliably and economically.

          Other Transmission Systems

          Our power purchase contract with AEP–Virginia provides for transmission service for the power we purchase under the contract.  When this contract expires, we anticipate obtaining transmission service for purchases of power to serve our member distribution cooperatives’ requirements in this area under AEP-Virginia’s open access transmission tariff.  These transmission arrangements may change as AEP-Virginia has announced its intention to become part of the PJM regional transmission organization.

          RTOs

          In December 1999, FERC issued Order No. 2000 amending its regulations to advance the formation of regional transmission organizations (“RTOs”).  One of the major objectives of Order No. 2000 is to eliminate pancaked transmission rates.  By paying a single transmission rate to access all the transmission facilities under the control of the RTO, the RTO may expand access to markets that were previously uneconomical due to having to pay each utility a transmission charge.  FERC will regulate the transmission rates established by the RTOs.  The regulations require that each public utility that owns, operates or controls facilities for the transmission of electric energy in interstate commerce make filings with respect to forming and participating in an RTO.  Because we do not own any significant jurisdictional transmission or distribution facilities, our participation in any RTO would be as a market participant and not as a transmission owner.  We are impacted by Order No. 2000 because our member distribution cooperatives have power requirements for which we have the responsibility of providing transmission service.  We will benefit from Order No. 2000 if, as intended, it increases competition and consequently reduces transmission and energy costs in general.

          FERC noted in Order No. 2000, and on rehearing in Order No. 2000A, that existing state and federal laws applicable to cooperatives may inhibit their participation in RTOs.  These laws include tax laws that restrict the level of business a cooperative can conduct with non-members and still maintain its tax-exempt status.  FERC obligated investor owned utilities under Order No. 2000 to consider the constraints imposed on cooperatives and work with them to foster their participation in RTOs.

          On July 31, 2002, FERC issued its proposed rules on Standard Market Design.  FERC proposes to amend its regulations to modify the proforma transmission tariff to remedy remaining undue discrimination against non-owners of transmission facilities.  We are actively participating in the comment process on the proposed rules on an individual basis and jointly with other similarly aligned parties.

          Legislation passed by the 2003 Virginia General Assembly prohibits the transfer of ownership or control of any transmission system located in Virginia prior to July 1, 2004.  Any such transfer must be approved by the VSCC, and the application for transfer must include a study of the comparative costs and benefit of such transfer, including the effects of transmission congestion costs.  Each incumbent electric utility must file their application for transfer by July 1, 2003 and shall transfer ownership or control by January 1, 2005, subject to VSCC approval.  To our knowledge, this legislation should not affect our ability to transmit energy to our member distribution cooperatives through Virginia Power’s transmission system and PJM nor our ability to transmit energy from our combustion turbine facilities since the transmission assets we own are minimal.

Fuel Supply

          Nuclear

          Under the Purchase, Construction and Ownership Agreement for North Anna, the I&O Agreement, and the Nuclear Fuel Agreement between Virginia Power and us, Virginia Power, as operating agent, has the sole authority and responsibility to procure nuclear fuel for North Anna.  Virginia Power employs both spot purchases and long-term contracts to satisfy North Anna’s nuclear fuel requirements.  The percentage of long-term contracts versus spot purchases in any given year is primarily driven by current and projected market conditions, Virginia Power’s refueling cycles, industry consolidation, political conditions, and Virginia Power’s management decisions and strategies.  Generally, long-term contracts are three to five years in length with pricing mechanisms such as discounted market, base escalated, fixed or a combination thereof.  Spot purchases are purchases made with terms that are satisfied within a twelve-month period.  The various contracts that are in place typically have quantity flexibilities and are strategically staggered to expire in different years.  We are not a direct party to any of these procurement contracts, and as a result cannot control their terms or duration.  In both 2002 and 2001, Virginia Power obtained substantially all of the nuclear fuel requirements of North Anna under long-term contracts.  Virginia Power obtained the remaining nuclear fuel needed for North Anna through spot purchases.  Virginia Power advises us that they continually evaluate worldwide market conditions in order to ensure a range of supply options at reasonable prices.  Virginia Power reports that current agreements, inventories, and spot market availability will support current and planned fuel cycles and that additional fuel is purchased as required to ensure optimum cost and inventory levels.

          Coal

          Under the Clover operating agreement, Virginia Power, as operating agent, has the sole authority and responsibility to procure sufficient coal for the operation of Clover.  Virginia Power employs both spot market purchases and long-term contracts to acquire the low sulfur bituminous coal used to fuel the facility.  Virginia Power’s procurement policy is to secure the bulk of the coal requirements under long-term contracts, with specific contract target percentages fluctuating, based on prevailing market conditions.  These contracts are normally 12 to 18 months in duration, however; longer term contracts sometimes are entered into if market conditions are considered favorable.  The long-term contracts in place at December 31, 2002, expire over the period through December 2003.  We are not a direct party to any of these procurement contracts, and therefore cannot control their terms or duration.  In 2002 and 2001, Virginia Power obtained approximately 65% and 62%, respectively, of the coal requirements of Clover under long-term contracts.  Virginia Power obtained the remaining coal needed for Clover in these years from the spot market.  We anticipate that sufficient supplies of coal will be available in the future at reasonable prices, but market prices and price volatility both may be higher than we currently anticipate.

          Natural Gas

          Natural gas has become the preferred fuel for new electric generating facilities, causing an increase in competition for natural gas capacity.  Our three combustion turbine facilities are powered by natural gas and are located adjacent to natural gas transmission lines.  We anticipate that these natural gas transmission lines generally will have the capacity to meet the natural gas needs of the three combustion turbine facilities.  With assistance from APM, we have developed a natural gas supply strategy for providing natural gas to each of the three combustion turbine facilities.  We are responsible for procuring the natural gas to be used by all units at Rock Springs, Louisa and Marsh Run.  The strategy includes securing transportation contracts and incorporating the ability to use No. 2 distillate fuel oil back up for Louisa and Marsh Run, as needed, to minimize transportation costs.  We have also targeted our primary natural gas suppliers and are negotiating the contracts needed for procurement of physical natural gas.  We are also putting in place strategies and mechanisms to financially hedge our delivery needs.  We presently anticipate that sufficient supplies of natural gas will be available in the future at reasonable prices making the operation of the combustion turbine facilities economical, but significant price volatility may occur, especially during the winter.  See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

REGULATION

General

          We are subject to regulation by FERC and to a limited extent, public service commissions.  Some of our operations are also subject to regulation by the Virginia Department of Environmental Quality (“DEQ”), the DOE, the Nuclear Regulatory Commission (“NRC”), and other federal, state, and local authorities.  Compliance with future laws or regulations may increase our operating and capital costs by requiring, among other things, changes in the design and operation of our generating facilities.

          FERC regulates our rates for transmission services and wholesale sale of power in interstate commerce.  We establish our rates for power furnished to our member distribution cooperatives pursuant to our comprehensive formulary rate, which has been accepted by FERC.  The formulary rate is intended to permit us to collect revenues, which, together with revenues from all other sources, are equal to all of our costs and expenses, plus an additional 20% of our total interest charges, plus additional equity contributions as approved by our board of directors.  The formula is comprised of three components: a demand rate, a base energy rate, and a fuel factor adjustment rate.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results – Formulary Rate” in Item 7.

          The formula provides for periodic adjustment of rates to recover actual, prudently incurred costs, whether they increase or decrease, without further application to or acceptance by FERC.  FERC also may review our rates upon its own initiative or upon complaint and order a reduction of any rates determined to be unjust, unreasonable, or otherwise unlawful and order a refund for amounts collected during such proceedings in excess of the just, reasonable, and lawful rates.  Our charges to TEC Trading are established under our market-based sales tariff filed with FERC.

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

          Because we are regulated by FERC, the VSCC, the Delaware Public Service Commission (“Delaware PSC”), and the Maryland PSC do not have jurisdiction over our rates and services.  The state commissions, however, do oversee the siting of our utility facilities in their respective jurisdictions.  They also regulate the rates and services offered by our member distribution cooperatives.

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

          We are subject to the Clean Air Act.  The Clean Air Act requires utilities owning fossil fuel fired power stations to, among other things, limit emissions of sulfur dioxide (“SO2”) and nitrogen oxide (“NOx”), one of the precursors of ground level ozone, or obtain allowances for these emissions.  Through the use of pollution control facilities, Clover is designed and licensed to operate at full capacity below the current limitations for SO2 emissions levels and NOx emissions.  Pollution control facilities at Clover include baghouses, wet limestone scrubbers, low NOx burners, and fly ash collection facilities.  Virginia Power, as operator of North Anna and Clover, is responsible for environmental compliance and reporting for the facilities.  If, however, liabilities arise as a result of a failure of environmental compliance at North Anna or Clover, our respective responsibility for those liabilities is governed by the operating agreements for the facilities.  See “Power Supply Resources—North Anna” and “—Clover.”

          The combustion turbines emit less pollutants compared to other fossil fuel generation.  The fuels used (natural gas and No. 2 distillate fuel oil) in the combustion turbines have low amounts of SO2.  The combustion turbines are designed with low NOx burners which control NOx emissions when utilizing natural gas.  A water injection system also is used to control NOx emissions when No. 2 distillate fuel oil is utilized.

          In 1998, the EPA issued a rule addressing regional transport of ground level ozone through reductions in NOx.  The rule is commonly known as the NOx State Implementation Plan (“SIP”) call.  The NOx SIP call affects the District of Columbia and 22 states, including Virginia, Maryland, and Delaware and required those states to develop a plan by October 30, 2000, to reduce NOx emissions.  The NOx SIP call also required emissions reduction to be implemented by May 1, 2004.  Fossil fuel electric generating facilities greater than 250 mmBtu/hour will be required to reduce their NOx emissions or obtain NOx emissions allowances from another source.  We and Virginia Power evaluated options for meeting the NOx SIP call as applicable to Clover.  These options included installing additional NOx controls at Clover, purchasing emissions allowances or a combination of both.  The Clover Power Station is presently in the process of installing emissions reduction equipment on both units.  This equipment is expected to reduce NOx emissions from Clover by 25%.  NOx emissions allowances will be purchased to meet the NOx reduction requirement that is not met by the new equipment.  We have commenced negotiations with Virginia Power for it to provide us with the option each year to purchase from it the necessary NOx emissions allowances to compensate for any shortfall between our NOx emissions allowance requirement for Clover and our portion of the regulatory NOx  emissions allocation for Clover.

          North Anna is not impacted by the NOx SIP call because it does not have significant NOx emissions.  Louisa and Marsh Run each will be required to obtain allowances to emit one ton of NOx for every ton of NOx emitted from the facility during the ozone season (May through September) beginning in 2004.  Rock Springs is in an ozone non-attainment area and will be required to obtain allowances to emit one ton of NOx emissions for every ton of NOx emitted during the ozone season as well as 1.3 NOx emissions reduction credits for every ton of potential NOx emissions.  NOx emission reduction credits were required to be obtained prior to the construction of Rocks Springs.  Maryland and Virginia both have a NOx set aside pool for new sources.  This pool sets aside NOx allowances to be distributed to new sources that are not part of the Maryland’s and Virginia’s respective NOx budget.  We expect to receive all of the allowances necessary to operate the Rock Springs facility through at least the 2003 operating period and some allowances should be available for the Louisa and Marsh Run projects.  NOx emissions allowances that are not received from the set aside pool will be  purchased in the market for the operation of all three combustion turbine facilities.  We project that we will be able to obtain sufficient quantities of allowances in the future at commercially reasonable prices but increased NOx emissions or increased restrictions could cause the price of allowances to be higher than we expect.

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

          The EPA has promulgated a new regional haze rule, which affects any source that emits NOx or SO2 and that may contribute to the degradation of visibility in national parks and wilderness areas.  Currently, we do not know what controls, if any, may have to be installed at Clover and the three combustion turbine facilities to comply with this rule.

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

          Clover has a Virginia water protection permit that regulates the amount of water allowed to be withdrawn from the Roanoke River.  Clover has approximately a 30-day on-site water supply reservoir to supply the facility during times of low flow when the Roanoke River is below the withdrawal level allowed in the permit.  Due to the severe drought over the last several years, the DEQ granted its consent for the Clover facility to draw water at lower than permitted river flows until completion of a study of the water needs of aquatic resources in the river.  We expect the study to be completed in December 2003.  Clover is working with the DEQ and the Virginia Department of Game and Inland Fisheries on studying the Roanoke River to determine the appropriate withdrawal rates that will protect the river’s resources.  Additional measures to ensure continued operation of the Clover facility at full or partial capacity are being pursued, including application for a special allotment of water from the Roanoke River under emergency powers delegated to the DEQ by the Governor of Virginia as a result of the drought conditions.  On October 22, 2002 the Virginia State Climatology Office reported that the Federal Drought Monitor, effective as of November 19, 2002, removed any official drought designations in Virginia. However, we continue to work with the DEQ and the Virginia Department of Game and Inland Fisheries in the event the drought conditions recur.

          Our direct capital expenditures for environmental control facilities at Clover and North Anna, excluding capitalized interest, were approximately $7.7 million and $0.1 million, respectively, in 2002.  Based on information provided by Virginia Power, our portion of direct capital expenditures for environmental control facilities planned for Clover and North Anna over the next three years is estimated to be approximately $1.7 million and $1.0 million, respectively.  These expenditures, which include amounts related to the above referenced NOx emissions reduction plans, are included in our estimated capital expenditures for the years 2003 through 2005.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7.

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

          The Bush Administration has submitted legislation to the United States Congress that will require fossil fuel fired generating units to comply with more stringent pollution control standards for SO2, NOx, and mercury emissions.  This legislation also calls for a voluntary reduction of greenhouse gases by 18% over the next 10 years.  It is currently anticipated that there will be other legislation submitted to the United States Congress to reduce these pollutants.  While we cannot predict the outcome of this matter, we anticipate that it is unlikely that legislation will be passed requiring mandatory greenhouse gas reduction from power stations.  However, if more stringent pollution controls are ultimately imposed on our generating units additional capital expenditures may be required.

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

Nuclear

          North Anna is subject to regulation by the NRC.  Operating licenses issued by the NRC are subject to revocation, suspension, or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health, or safety so requires.  From time to time, new NRC regulations require changes in the design, operation, and maintenance of existing nuclear reactors.  The operating licenses for North Anna Units 1 and 2 were scheduled to terminate in 2018 and 2020, respectively.  In May 2001, Virginia Power applied to the NRC to renew the operating licenses for both North Anna units and to permit their operation for an additional 20 years. On March 20, 2003, the NRC approved the application.  See Notes 1 and 11 to the Consolidated Financial Statements for a discussion of other laws and regulations affecting us as a result of our ownership interest in North Anna.

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

ITEM 3.   LEGAL PROCEEDINGS

          On May 9, 2001, we entered into a master power purchase and sales agreement with Enron Power Marketing, Inc.  (“EPMI”).  Pursuant to transactions we entered into under this agreement, EPMI was obligated to deliver power to us through December 31, 2003.  Following its filing for bankruptcy protection on December 2, 2001, EPMI ceased scheduling deliveries of power under the agreement beginning December 15, 2001.  We then terminated the agreement.  EPMI claims that a termination payment is due from us pursuant to the terms of the contract; however, we have disputed that obligation due to EPMI’s fraudulent conduct.  On December 11, 2002, EPMI filed an adversary proceeding against us in the United States Bankruptcy Court for the Southern District of New York seeking to collect the termination payment claimed.  We moved to dismiss that action and to compel arbitration.  On March 4, 2003, the Bankruptcy Court ordered the parties to take the dispute to nonbinding mediation.  The adversary action is stayed pending the mediation.  If it is ultimately determined that we owe any amounts to EPMI, such amounts are not expected to have a material impact on our financial position, results of operations, or cash flow due to our ability to collect such amounts through rates.

          Other than the FERC proceeding regarding PSE&G transmission charges and certain legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.   See “Power Supply Resources—Other Power Supply Resources—PSE&G”.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Not Applicable

ITEM 6.   SELECTED FINANCIAL DATA

          The selected financial data below present selected historical information relating to our financial condition and results of operations.  The financial data for the five years ended December 31, 2002, are derived from our audited consolidated financial statements.  You should read the information contained in this table together with our financial statements, the related notes to the financial statements, and the discussion of this information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands except ratios)
Statement of Operations Data:
Operating Revenues	$494,642	$487,287	$422,031	$390,060	$364,221
Operating Margin	43,983	44,895	44,696	53,325	66,195
Net Margin	9,996	8,440	8,229	9,839	12,094
Margins for Interest Ratio(1)	1.20	1.20	1.20	1.20	1.20

(1)

Our margins for interest ratio is calculated by dividing the summation of our net margin and total interest charges by our net margin.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate—Existing Indenture” and “—Amended Indenture” for additional information regarding the calculation of margins for interest ratio.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands except ratios)
Balance Sheet Data:
Electric Plant:
In service, net	$566,378	$567,738	$601,300	$686,508	$753,375
Construction work in progress	371,708	127,270	47,598	13,023	13,591

Net electric plant	938,086	695,008	648,898	699,531	766,966
Investments	278,218	356,048	246,730	262,024	211,044
Other Assets	213,755	203,877	114,944	88,957	148,534

Total Assets	$1,430,059	$1,254,933	$1,010,572	$1,050,512	$1,126,544

Capitalization:
Patronage capital(1)	$235,534	$225,538	$224,598	$216,369	$206,530
Accumulated other comprehensive income	(10,911)	398	(256)	(2,316)	697
Long-term debt	750,682	625,232	449,823	509,606	584,630

Total Capitalization	$975,305	$851,168	$674,165	$723,659	$791,857

Equity Ratio(2)	23.9%	26.5%	33.3%	29.8%	26.1%

(1)	In 2001 and 1998, we retired $7.5 million and $3.1 million, respectively, of patronage capital.
(2)	Equity ratio equals patronage capital divided by the sum of our long-term debt and patronage capital.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

          Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding matters that could have an impact on our business, financial condition, and future operations.  These statements, based on our expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward looking statements.  These risks, uncertainties, and other factors include, but are not limited to, general business conditions, increased competition in the electric utility industry, changes in our tax status, demand for energy, federal and state legislative and regulatory actions and legal and administrative proceedings, changes in and compliance with environmental laws and policies, weather conditions, the cost of commodities used in our industry, and unanticipated changes in operating expenses and capital expenditures.  Our actual results may vary materially from those discussed in the forward looking  statements as a result of these and other factors.  Any forward looking statement speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.

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

          Accounting for Rate Regulation.  We are a rate regulated entity and as a result are subject to the accounting requirements of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 71, “Accounting for Certain Types of Regulation.”  In accordance with SFAS No. 71, some of our revenues and expenses can be deferred at the discretion of our board of directors, which has budgetary and rate setting authority, if it is probable that these amounts will be refunded or recovered through our formulary rate in future years.   Regulatory assets on our balance sheet are costs that we expect to recover from our member distribution cooperatives based on rates approved by our board of directors in accordance with our formulary rate.  Regulatory liabilities on our balance sheet represent probable future reductions in our revenues associated with amounts that we expect to refund to our member distribution cooperatives based on rates approved by our board of directors in accordance with our formulary rate.  See “Factors Affecting Results—Formulary Rate.”  We include regulatory assets in deferred charges.  We include regulatory liabilities in deferred credits and other liabilities.  We recognize regulatory assets and liabilities as expenses or as a reduction in expenses, concurrent with their recovery through rates.

          Margin Stabilization Plan.  We have a Margin Stabilization Plan that allows us to review our actual capacity-related costs of service and capacity revenue as of year end and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as required by our board of directors.  Our formulary rate allows us to recover and refund amounts under the Margin Stabilization Plan.  We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year.  We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, in the succeeding year.  Each quarter we adjust revenues and accounts payable-members, or accounts receivable-members, as appropriate, to reflect these adjustments.

          Accounting for Decommissioning Costs.    We accrue decommissioning costs over the expected service life of North Anna and make periodic deposits in a trust fund, such that the fund balance will equal our estimated decommissioning cost of the contaminated portion of the plant at the time of decommissioning.  The present value of our future decommissioning cost is credited to the decommissioning reserve; increases are charged to our member distribution cooperatives through their rates.  Our decommissioning expense for 2002 was based on the 1998 Virginia Power site specific study which projected our estimated cost to decommission North Anna to be $91.3 million.  Annual decommissioning expenses, net of earnings on the fund, were $0.7 million in each of 2002, 2001 and 2000.  Under the original operating licenses, the decommissioning of North Anna would begin in 2018 and 2020 for North Anna Units 1 and 2, respectively.  In May 2001, Virginia Power filed an application with the NRC to renew the operating licenses for North Anna and the NRC approved the application on March 20, 2003.  The renewed licenses permit the operation of North Anna Units 1 and 2 to 2038 and 2040, respectively.  In late 2002, a new site specific study was completed assuming the operating licenses for North Anna Units 1 and 2 would be extended to 2038 and 2040, respectively, and projected our estimated costs to decommission North Anna to be $80.9 million.  See “Future Issues—Extensions of North Anna Licenses and Note 1—Summary of Significant Accounting Policies—New Accounting Pronouncement to the Consolidated Financial Statements.”

Factors Affecting Results

          Margins

          We operate on a not-for-profit basis and, accordingly, seek to generate revenues sufficient to recover our cost of service and produce margins sufficient to establish reasonable reserves, meet financial coverage requirements, and accumulate additional equity required by our board of directors.  Revenues in excess of expenses in any year are designated as net margins in our Consolidated Statements of Revenues, Expenses and Patronage Capital.  We designate retained net margins in our Consolidated Balance Sheets as patronage capital, which we assign to each of our members on the basis of its class of membership and business with us.  Any distributions of patronage capital are subject to the discretion of our board of directors and restrictions contained in our Indenture referred to below.

          Formulary Rate

          Components.    Under a formulary rate accepted by FERC, we develop rates for sales of power to our member distribution cooperatives intended to permit collection of revenues which will equal the sum of:

•	all of our costs and expenses,

•	20% of our total interest charges, and

•	additional equity contributions approved by our board of directors

.

          The formulary rate has three components: a demand rate, a base energy rate, and a fuel factor adjustment rate.  The demand rate is designed to recover all of our capacity related costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, capacity related transmission costs, and our margin requirements and additional amounts approved by our board of directors.  The base energy rate recovers energy costs, which are primarily variable costs, such as nuclear and coal fuel costs and the energy costs under our power purchase contracts with third parties.  To the extent the base energy rate over or under collects all of our energy costs, we refund or collect the difference through a fuel factor adjustment rate.  Of these components, only the base energy rate and decommissioning expense, a component of our demand rate, are  fixed rates that requires FERC approval prior to adjustment.

          The formulary rate identifies the costs that we can collect through the demand rate and the fuel factor adjustment rate, but not the actual amounts to be collected.  The actual amounts to be collected under the formulary rate typically change each year.  Specifically, the demand rate is revised automatically to recover the costs contained in our annual budget and any revisions made by the board of directors to our annual budget.  In addition, we review our energy costs at least every six months to determine whether the base energy rate and the fuel factor adjustment rate adequately recover our energy costs.  Because the base energy rate does not normally change, we revise the fuel factor adjustment rate accordingly.

          Changes to the Existing Indenture.  In 2001, we entered into a supplemental indenture to the Existing Indenture that contained provisions which (1) amend the Existing Indenture by modifying several covenants and other provisions of the Existing Indenture described below with the consent of a majority of the holders of the obligations outstanding under the Indenture, and (2) further amend and restate the Existing Indenture to reflect the prior amendments and release the lien of the Existing Indenture on our property when all obligations under the Existing Indenture issued prior to September 1, 2001, cease to be outstanding or when the holders of those obligations consent to the release of the lien.  We refer to the Existing Indenture as amended by the first amendments as the “Amended Indenture” and the Amended Indenture as amended and restated as the “Restated Indenture.”  References to the “Indenture” mean the Existing Indenture, the Amended Indenture or the Restated Indenture whichever is in effect.  The Amended Indenture became effective on December 17, 2002 (the “Amendment Date”).

          The Amended Indenture modifies the covenant obligating us to establish and collect rates at a specified level and the restrictions on the issuance of additional bonds and distributions to our members.  The Amended Indenture also eliminates covenants restricting our investments and short-term indebtedness and the obligation to fund reserves known as a depreciation deposits.

          Existing Indenture.  Prior to the Amendment Date, subject to any necessary regulatory approvals, the Existing Indenture required us to establish and collect rates for the use or the sale of the output, capacity, or service of our electric generation, transmission, and distribution system which were reasonably expected to yield margins for interest for the 12-month period commencing with the effective date of the rates equal to at least 1.20 times total interest charges during that 12-month period.  Since 1992, we have always achieved a margins for interest ratio under the Existing Indenture of at least 1.20 times.

          Margins for interest under the Existing Indenture equaled the total of net margins plus total interest charges and income tax accruals for the applicable period less:

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

          Interest charges under the Existing Indenture equaled our total interest charges (whether capitalized or expensed) on (i) all obligations under the Existing Indenture, (ii) indebtedness secured by a lien equal or prior to the lien of the Existing Indenture, and (iii) obligations secured by liens created or assumed in connection with a tax-exempt financing for the acquisition or construction of property used by us, in each case including amortization of debt discount and expense or premium.

          Amended Indenture.  Pursuant to the Amended Indenture, we are required, subject to any necessary regulatory or judicial approvals, to establish and collect rates reasonably expected to yield margins for interest for each fiscal year equal to at least 1.10 times our total interest charges for the fiscal year.  The Amended Indenture requires that these amounts, together with other moneys available to us, provide us moneys sufficient to remain in compliance with our obligations under the Amended Indenture.  We believe that our formulary rate, and the rates and charges established under the wholesale power contracts with our member distribution cooperatives, will enable us to achieve the required margins for interest.  Interest charges under the Amended Indenture are calculated in the same manner as under the Existing Indenture with the exclusion of capitalized interest.  Margins for interest under the Amended Indenture, equal the sum of:

•	our net margins;

•	plus revenues that are subject to refund at a later date which were deducted in the determination of net margins;

•	plus non-recurring charges that may have been deducted in determining net margins;

•	plus total interest charges (calculated as described above); and

•	plus income tax accruals imposed on income after deduction of total interest for the applicable period.

          Under the Amended Indenture, interest charges equal our total interest charges (other than capitalized interest) related to (1) all obligations under the Indenture, (2) indebtedness secured by a lien equal or prior to the lien of the Indenture, and (3) obligations secured by liens created or assumed in connection with a tax-exempt financing for the acquisition or construction of property used by us, in each case including amortization of debt discount and expense or premium.

          Restated Indenture.    The Restated Indenture includes all of the amendments set forth in the Amended Indenture and releases the lien of the Amended Indenture.  The Restated Indenture will become effective when all obligations under the Existing Indenture issued prior to September 1, 2001, cease to be outstanding or when the holders of those obligations consent to the release of the lien of the Amended Indenture (“Release Date”).  We do not anticipate that the Release Date will occur prior to December 2003.

          After the Release Date, the Restated Indenture will require us, subject to any necessary regulatory or judicial approval, to establish and collect rates reasonably expected to yield margins for interest for each fiscal year equal to 1.10 times total interest charges for the fiscal year.  Interest charges under the Restated Indenture equal interest charges (other than capitalized interest) related to all obligations under the Restated Indenture and all of our other obligations (other than subordinated indebtedness) to repay borrowed money or the deferred purchase price of property or services, including amortization of debt discount and expense or premium on issuance, but excluding the interest charges on indebtedness attributed to any capitalized lease or similar agreement.  Margins for interest under the Restated Indenture are calculated in the same manner as under the Amended Indenture.

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

          Margin Stabilization Plan.  We have a Margin Stabilization Plan that allows us to review our actual capacity-related cost of service and capacity revenue as of year end and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as required by our board of directors.  Our formulary rate allows us to recover and refund amounts under the Margin Stabilization Plan.  We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year.  We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, in the succeeding year.  Each quarter we adjust revenues and accounts payable-members or accounts receivable-members, as appropriate, to reflect these adjustments.  See “Business—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1.  In 2002, under our Margin Stabilization Plan, we reduced revenues from power sales by $3.6 million and increased accounts payable—members by the same amount.  There was no adjustment to revenues from power sales to our member distribution cooperatives under our Margin Stabilization Plan in 2001 or 2000.

          Strategic Plan Initiative.  In the late 1990’s, the possibility of retail competition and projected lower market power rates caused us to focus on reducing our costs.  Specifically, we sought to lower our costs so that our member distribution cooperatives could set rates for power at or below market rates for power by the time competition for retail customers began in Virginia in 2004.  See “Future Issues—Competition and Changing Regulations.” Our efforts to meet this objective became known as the “Strategic Plan Initiative.” Because our estimates of future market rates for power constantly change, we monitor and periodically re-evaluate our methods and progress in achieving the goal of the Strategic Plan Initiative to identify and implement any appropriate changes.

          Our actions to reduce costs pursuant to the Strategic Plan Initiative have included:

•

restructuring our power purchase contracts with neighboring utilities to reduce the term of the contracts or reduce the price or the amount of the capacity or energy or both purchased under the contracts;

•	accelerating amortization of regulatory assets relating to North Anna and other items;

•	accelerating depreciation of our generating facilities; and

•	reducing our indebtedness by purchasing our bonds issued under the Indenture.

          See “Business  Power Supply Resources—Other Power Supply Resources—Power Purchase Contracts” in Item 1.  The recovery of accelerated amortization and depreciation through our formulary rate generated cash.  See “Formulary Rate.”  We used this cash to purchase bonds that were issued under the Existing Indenture.  As a result, we reduced our costs in future years in three ways: (1) we will incur less amortization and depreciation expense in the future, (2) our interest expense will be lower in the future as a result of less indebtedness outstanding under the Indenture, and (3) lower interest expense will require a lower level of margins for interest.

          Our projections of future market prices of power are key factors in determining our progress in meeting the Strategic Plan Initiative’s objective. Beginning in 1999, our projections of market prices indicated a rise in future power costs.  In June 2001, based on then current market projections, we believed that the $160.3 million we had accumulated through the Strategic Plan Initiative since 1998 and held as cash or investments, or already applied to reduce our indebtedness, was sufficient to reduce our costs to a level which would enable the member distribution cooperatives’ rates for power to their customers to be at or below projected market rates by January 1, 2004.  As a result, we ceased recording accelerated depreciation of our generating facilities effective June 1, 2001. From 1999 through 2001, we spent $89.2 million (including premiums and discounts) of the $160.3 million accumulated through the Strategic Plan Initiative to purchase $86.2 million of indebtedness outstanding under the Indenture.  In December 2002, we used $71.1 million, the remaining balance of funds available to us under the Strategic Plan Initiative funds, to refund a portion of our First Mortgage Bonds, 1992 Series A, due 2022.  Based on our most recent financial forecast, we believe that the objective of the Strategic Plan Initiative will be met.

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

          Tax Status.  To maintain our tax-exempt status under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), we must receive at least 85% of our gross receipts from our members.  The major components of our non-member receipts include:

•	investment interest;

•	income on the decommissioning fund for North Anna;

•	interest from deposits associated with two long-term lease transactions related to Clover; and

•	sales of excess power to non-members.

          See “Business—Power Supply Resources—North Anna” and “—Clover” in Item 1.

          If, in any given year, our member receipts are less than 85% of gross receipts, we would become a taxable entity in that year, and the potential tax liability could be significant.  Our ability to maintain our tax-exempt status is dependent upon many factors, several of which are outside of our control, such as weather related power sales and interest rates.  Additionally, a decrease in member revenues resulting from the effect of retail competition could also cause us to lose our tax-exempt status.  See “Competition and Changing Regulations.” We regularly monitor the level of our non-member gross receipts to assist us in making adjustments to preserve our tax-exempt status.  Our member receipts in each year have been in excess of 85% of total gross receipts.

Results of Operations

          Operating Revenues

          Our operating revenues are derived from power sales to our members and non-members.  Our sales to members include sales to our Class A members, which are our twelve distribution cooperative members, and sales to our single Class B member, TEC Trading, Inc.  Our operating revenues by type of purchaser for the past three years were as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Member revenues:
Member distribution cooperatives	$488,936	$476,607	$414,937
TEC Trading	2,613	—	—

Total member revenues	491,549	476,607	414,937

Non-member revenues	3,093	10,680	7,094

Total revenues	$494,642	$487,287	$422,031

          Our power sales are comprised of two power products – energy and capacity (also referred to as demand).  Energy is the physical electricity delivered through the transmission and distribution facilities to customers.  We bill energy to each of our member and non-member customers based on the total megawatt-hours (“MWh”) delivered to them each month and, with respect to our member distribution cooperatives, charge them an amount based on the base energy rate and fuel factor adjustment rate.  Because energy cannot be stored, we must have sufficient committed energy available to us for delivery to our member distribution cooperatives to meet their maximum energy needs at any time, with limited exceptions.  See “Factors Affecting Results—Formulary Rate” above, and “General—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1.  This committed available energy at any time is referred to as capacity.  We use our generating facilities and rely on power purchase contracts to satisfy substantially all of our member distribution cooperatives’ capacity requirements.  We bill capacity to each of our member distribution cooperatives monthly through our demand rate which is based on our budgeted capacity costs.  The quantity billed to each member distribution cooperative is based on its requirement for energy during the hour of the month when the need for energy among all of the consumers in mainland Virginia or the Delmarva Peninsula, as applicable, is highest, measured in megawatts (“MW”).

          Sales to Member Distribution Cooperatives

          Revenues from sales to our member distribution cooperatives are a function of our formulary rate for sales of power to our member distribution cooperatives and our member distribution cooperatives’ consumers’ requirements for power.  Our formulary rate is based on our cost of service in meeting these requirements.  See “Factors Affecting Results—Formulary Rate.”

          Our revenues from sales to our member distribution cooperatives by formulary rate component, energy sales to our member distribution cooperatives, and average costs to our member distribution cooperatives per MWh for the past three years were as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Revenues from sales to member distribution cooperatives:
Base energy revenues	$177,658	$164,632	$160,530
Fuel factor adjustment revenues	99,219	108,382	3,590

Total energy revenues	276,877	273,014	164,120

Demand (capacity) revenues	212,059	203,593	250,817

Total revenues from sales to member distribution cooperatives	$488,936	$476,607	$414,937

Energy sales to member distribution cooperatives (in MWh)	9,835,412	9,121,003	8,986,840
Average costs to member distribution cooperatives (per MWh)(1)	$49.71	$52.25	$46.17

(1)	Our average costs to member distribution cooperatives is based on the blended cost of power from all of our power supply resources.

          Three factors significantly affect our member distribution cooperatives’ consumers’ requirements for power:

•	growth in the number of consumers,

•	growth in consumers’ requirements for power, and

•	weather fluctuations.

          Weather affects the demand for electricity.  Relatively higher or lower temperatures tend to increase the demand for energy to use heating and air conditioning systems.  Mild weather generally reduces the demand because heating and air conditioning systems are operated less.  Other factors affecting our member distribution cooperatives’ consumers’ demand for energy include the amount, size, and usage of electronics and machinery and the expansion of operations among their commercial and industrial customers.

          2002 Compared to 2001.  Total revenues from our member distribution cooperatives for the year ended December 31, 2002, increased by $12.3 million, or 2.6%, over the same period in 2001 as a result of increased sales of both capacity and energy.  Capacity sales for 2002, measured in MW, increased by 10.7% and energy sales, measured in MWh, increased by 7.8% over those realized in 2001.  Sales volumes increased primarily as a result of unusually hot weather that consumers experienced in the service territories of our member distribution cooperatives during the summer of 2002.  Higher than normal temperatures created a greater requirement for power to operate air conditioning systems.

          The increase in total revenues attributable to a growth in sales volume was partially offset by a decrease in the average rates that we charged in 2002 for power sold.  Both our average demand rate and energy rate decreased 5.9% in 2002 compared to 2001.  The decrease in our average demand rate was driven primarily by a reduction in depreciation expense resulting from the discontinuation of accelerated depreciation under our Strategic Plan Initiative, and the recognition of approximately $11.4 million in capacity revenues that were collected in 2001 and deferred until 2002.  See “—2001 compared to 2000.”  We reduced our demand rate effective April 1, 2002.

          Our average energy rate (including our base energy rate and our fuel factor adjustment rate) decreased as a result of a 15.1% drop in our average fuel factor adjustment rate.  We reduced our fuel factor adjustment rate effective April 1, 2002, because the fuel factor adjustment rate that had been in effect since April 1, 2001, had fully recovered our deferred energy balance at December 31, 2001 (an $18.2 million under-collection of energy costs) and had resulted in a $4.1 million over-collection of energy costs at March 31, 2002, and we anticipated that future energy costs would be adequately recovered with a lower fuel factor adjustment rate.  See Note 1 — “Summary of Significant Accounting Policies” in Item 8.

We reduced our fuel factor adjustment rate again effective October 1, 2002, because our deferred energy balance at September 30, 2002, represented a $5.0 million over-collection of energy costs, and we again anticipated that future energy costs would be adequately recovered with a lower fuel factor adjustment rate.  At December 31, 2002, our deferred energy balance represented a $3.0 million over-collection of energy costs.

          2001 Compared to 2000.  Total revenues from our member distribution cooperatives for the year ended December 31, 2001, increased by $61.7 million, or 14.9%, over the same period in 2000 primarily as a result of an increase in our average energy rate.  The increase was offset partially by a decrease in demand revenues which resulted from a decrease in our average demand rate.

          Our average energy rate (including our base energy rate and our fuel factor adjustment rate) in 2001 increased 63.9% over 2000 as a result of changes in our fuel factor adjustment rate.  We increased our fuel factor adjustment rate effective April 1, 2001, to recover energy costs that we previously incurred but which we did not fully recover under the base energy rate and existing fuel adjustment rate (a balance of $30.8 million as of March 31, 2001), and to recover future energy costs that we expected to be higher than originally budgeted.

          The increase in our energy costs was partially offset by a 19.7% decrease in our average demand rate in 2001 as compared to 2000, which resulted from three separate reductions in our demand rate.  We reduced our demand rate by approximately 1.3% effective January 1, 2001, as a result of the elimination of the gross receipts tax, which had applied to providers of electricity in Virginia.  We reduced our demand rate approximately 20.0% in April 2001, to recover evenly the remaining amounts then anticipated to be collected under our Strategic Plan Initiative.  Finally, in response to new projected power prices, effective June 1, 2001, we stopped recovering accelerated depreciation under the Strategic Plan Initiative, which had the effect of amending our budget and automatically reducing our demand rate by the terms of the formulary rate and the wholesale power contracts with the member distribution cooperatives.  At the same time, our board of directors authorized a revenue deferral plan for the period June 1, 2001, through December 31, 2002.  Under this plan, we collected as deferred revenue approximately $11.4 million through our demand rate in 2001.  The net effect of these two actions by our board of directors was a decrease in our demand rate of approximately 5.0% effective June 1, 2001.

          Sales to TEC Trading.  TEC Trading was established in 2001 and is our sole Class B member.  During 2002, sales to TEC Trading were $2.6 million compared with no sales to it in 2001.  Our sales to TEC Trading in 2002 related primarily to the sales of excess purchased energy. Prior to 2002, we would have sold any excess power directly to the PJM power pool.  Energy Sales in MWh to TEC Trading for 2002 were 67,360 MWh.  There were no sales in 2001 or 2000.

          Sales to Non-Members.    Sales to non-members consist of sales of excess purchased energy and sales of excess generated energy from Clover.  We sell excess purchased energy to PJM under its rates for providing energy imbalance services.  We sell excess energy from Clover to Virginia Power pursuant to the requirements of the Clover Operating Agreement.  See “Business—Power Supply Resources—Purchased Power” in Item 1.  Non-member revenues for the year ended December 31, 2002 were lower than in 2001 by $7.6 million or 71.0% primarily because a portion of sales we previously made to PJM were made to TEC Trading and because of a decrease in excess energy sales volume.  Our non-members energy sales in MWh for 2002, 2001 and 2000 were 93,721, 268,609, and 151,332, respectively.

          Non-member revenues for the year ended December 31, 2001, increased $3.6 million over 2000 primarily as a result of an increase in sales of energy to PJM.  During the first eight months of 2001 we purchased the majority of the energy for our member distribution cooperatives located on the Delmarva Peninsula under an energy contract that matched those members’ needs for power.  Beginning September 1, 2001, we met those needs through a combination of forward contracts and market purchases.  During 2000, we purchased fixed amounts of power to meet our peak needs and sold the amounts not needed by those members to PJM.

          Operating Expenses

          We have an 11.6% undivided ownership interest in the North Anna and a 50% undivided ownership interest in Clover.  In addition to power generated at Clover and North Anna, we purchase power from Virginia Power, PSE&G, Williams, Constellation and others.  See “Business—Power Supply Resources—Other Power Supply Resources” in Item 1.  Our energy supply for the past three years was as follows:

	Year Ended December 31,

	2002		2001		2000

	(in MWh except for percentages)
Generated:
Clover	3,153,856	30.7%	3,342,398	34.4%	3,428,357	36.7%
North Anna	1,586,188	15.4	1,519,223	15.7	1,767,053	18.9
Diesels	528	—	—	—	84	—

Total generated	4,740,572	46.1	4,861,621	50.1	5,195,494	55.6

Purchased:
Mainland Virginia area	3,346,963	32.6	2,555,653	26.3	2,199,200	23.6
Delmarva Peninsula area	2,190,443	21.3	2,285,585	23.6	1,943,921	20.8

Total purchased	5,537,406	53.9	4,841,238	49.9	4,143,121	44.4

Total available energy	10,277,978	100.0%	9,702,859	100.0%	9,338,615	100.0%

          Market forces influence the structure of new power supply contracts we enter into.  To serve the Delmarva Peninsula, we rely on power purchase agreements to provide the capacity to meet our member distribution cooperatives’ capacity requirements.  See “Business—Power Supply Resources—Other Power Supply Resources” in Item 1.  To meet our member distribution cooperatives’ energy requirements on the Delmarva Peninsula, we purchase energy from the market or utilize the PJM power pool when economical.  See “Future Issues—Reliance on Energy Purchases.”  In mainland Virginia, we satisfy the majority of our member distribution cooperatives’ capacity and energy requirements through our ownership interests in Clover and North Anna.

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

	North Anna			Clover

	Year Ended December 31,			Year Ended December 31,

	2002	2001	2000	2002	2001	2000

Unit 1	100.8%	87.9%	92.0%	75.9%	86.8%	88.4%
Unit 2	68.6	74.4	101.8	88.8	88.0	90.3
Combined	84.7	81.2	96.9	82.4	87.4	89.4

          North Anna.  North Anna Unit 1 operated with no outages from October 10, 2001 to December 31, 2002.  On September 10, 2001, Unit 1 began a scheduled refueling outage and was returned to service on October 10, 2001.  Prior to September 10, 2001, the unit had been on–line for 487 consecutive days.  Before beginning a scheduled maintenance outage on March 12, 2000, North Anna Unit 1 ran for 522 consecutive days without outage.  The unit was returned to service on April 8, 2000.

          North Anna Unit 1 was removed from service on February 23, 2003, for a reactor vessel head replacement and scheduled refueling. We anticipate that the unit will be returned to service during the second quarter of 2003.

          North Anna Unit 2 was removed from service on September 8, 2002, for a scheduled 30-day refueling outage and inspection.  The inspection uncovered deposits of crystallized boric acid on top of the unit’s reactor vessel head.  The unit outage was extended and a new vessel head was installed.  The unit was returned to service on February 2, 2003. Prior to that outage the unit had been on-line for 267 consecutive days.  Before beginning a scheduled refueling outage on March 11, 2001, North Anna Unit 2 was on-line 340 days.  The unit was returned to service on April 10, 2001. The unit was brought off-line on October 28, 2001, for inspection and repair and returned to service on December 15, 2001. North Anna Unit 2 experienced only minor unscheduled outages during the year 2000.

          Clover.  During 2002, Clover Unit 1 had a scheduled maintenance outage and was off-line from March 1, 2002 to May 1, 2002.  In addition, the unit experienced minor unscheduled outages in 2002.  Clover Unit 1 was off-line from March 1, 2002 to May 1, 2002 for a scheduled maintenance outage.  During 2001, Clover Unit 1 was off-line for 13 days in March for a scheduled maintenance outage.  The unit had previously been on-line for 276 consecutive days.  At December 31, 2001, Clover Unit 1 had been on-line for 85 consecutive days following an unscheduled maintenance outage.  Clover Unit 1 was off-line for 15 days in April 2000 for a scheduled maintenance outage.

          Clover Unit 2 was removed from service on March 15, 2003, for scheduled maintenance and we anticipate that the unit will be returned to service during the second quarter of 2003.

          On February 16, 2002, the load on Clover Unit 2 was reduced to 125 MW due to a forced draft fan motor failure and Unit 2 was returned to service on March 2, 2002.  The unit was removed from service on April 20, 2002, for a scheduled maintenance outage and was returned to service on May 3, 2002.  In addition, the unit experienced minor unscheduled outages during 2002.  During 2001, Clover Unit 2 was off-line for 15 days in April 2001 for a scheduled maintenance outage and had been on-line for 241 consecutive days prior to that. Clover Unit 2 experienced only minor outages during 2000.

          The components of our operating expenses for the years ended December 31, 2002, 2001, and 2000, were as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Fuel	$57,753	$60,699	$49,578
Purchased power	287,959	270,386	189,067
Deferred energy	21,283	(2,868)	(18,639)
Operations and maintenance	39,703	34,758	34,855
Administrative and general	22,938	23,064	19,602
Depreciation, amortization and decommissioning	17,934	53,078	94,257
Taxes, other than income taxes	3,089	3,275	8,615

Total operating expenses	$450,659	$442,392	$377,335

          Our operating expenses are comprised of the costs that we incur to generate and purchase power to meet the needs of our member distribution cooperatives, and the costs associated with any sales of power to TEC Trading and non-members.  Our energy costs generally are variable and include fuel expense as well as the energy portion of our purchased power expense.  Our capacity or demand costs generally are fixed and include depreciation, amortization and decommissioning expenses, and interest charges (a non-operating expense), as well as the capacity portion of our purchased power expense.

          2002 Compared to 2001.  Total operating expenses for 2002 increased $8.3 million, or 1.9%, over 2001 due to increases in purchased power expense and deferred energy expense that were mitigated by a decrease in depreciation, amortization and decommissioning expense.  Purchased power expense increased $17.6 million, or 6.5%, as a result of increased sales of capacity and energy, and a greater dependence on purchased power to meet 2002’s power needs.  The average cost of purchased power decreased 6.9% in 2002.  Deferred energy expense increased $24.2 million in 2002 as we recovered through rates previously incurred but not fully collected energy costs.  The $21.3 million of deferred energy expenses we incurred in 2002 allowed us to fully recover our deferred energy deficit balance as of December 31, 2001, of $18.3 million and resulted in a deferred energy surplus balance as of December 31, 2002, of $3.0 million.

          Depreciation, amortization and decommissioning expense decreased by $35.1 million, or 66.2%, primarily because we stopped recording accelerated depreciation under our Strategic Plan Initiative effective June 1, 2001.  In 2002 we recorded no accelerated depreciation compared to $18.5 million recorded in 2001.  In addition, depreciation, amortization and decommissioning decreased in 2002 as a result of a $17.2 million change in amortization of regulatory liabilities.  We established a revenue deferral plan in 2001 that added $11.4 million to depreciation, amortization and decommissioning expense.  We recognized this revenue in 2002, reducing depreciation, amortization and decommissioning expense by $11.4 million.  See “Results of Operations—Operating Revenues—Sales to Member Distribution Cooperatives—2002 Compared to 2001” and “—2001 Compared to 2000.”  In 2002 we also established a $5.6 million revenue deferral plan to cover expenses we expected to incur in 2003 associated with the replacement of the reactor vessels heads at North Anna. See “Factors Affecting Results—Strategic Plan Initiative.”  Operations and maintenance expense increased $4.9 million, or 14.2%, in 2002 as compared to 2001 due to cost incurred in 2002 associated with the replacement of the reactor vessel heads at North Anna.  See “Business—Power Supply Resources—North Anna” in Item 1.

          2001 Compared to 2000.  Our aggregate operating expenses in 2001 increased $65.1 million, or 17.2%, over those incurred in 2000 because of an increase in energy costs, which we recovered through our base energy rate and the fuel factor adjustment rate. Primarily as a result of rising energy prices, our average cost of purchased power rose 34.3% in 2001 as compared to 2000.  The average cost of fuel used to generate power at Clover and North Anna increased 30.8% in 2001 as compared to 2000 because of the higher price of coal and fuel inventory adjustments.  These increases were offset by a $41.2 million, or 43.7%, decrease in depreciation, amortization, and decommissioning expense because we ceased recording accelerated depreciation on our generating facilities effective June 1, 2001.  Accelerated depreciation for 2001 and 2000 was $18.5 million and $65.0 million, respectively.  Depreciation, amortization and decommissioning expense was increased $11.4 million in 2001 by the establishment of a revenue deferral plan.

          Administrative and general expenses increased in 2001 by $3.5 million, or 17.7%, primarily because of pre-construction activities for the combustion turbine facilities, the service fee paid to APM for assisting us in managing our energy purchases, and additional administrative and general expenses relating to North Anna and Clover.  Taxes, other than income taxes, decreased in 2001 as compared to 2000 because we are no longer subject to the Virginia gross receipts tax as of January 1, 2001.

          Other Items

          Other Income/(Expense), net.  The major components of our other income/(expense), net for the years ended December 31, 2002, 2001, and 2000, were as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Gain/(loss) on sale of investments	$(90)	$1,019	$(231)
Reimbursement of prior costs	725	777	706
Donations and other	(592)	(142)	(152)

Total Other Income/(Expense), net	$43	$1,654	$323

          Other income/(expense), net decreased in 2002 by $1.6 million, or 97.4%, as compared to 2001 mainly due to a reduction in gains (increase in losses) on the sale of investments and an increase in donations.  The increase in donations in 2002 was the result of our donation of transmission assets to one of our member distribution cooperatives.

          Other income/(expense), net increased in 2001 by $1.3 million, as compared to 2000 mainly due to an increase in gains on the sale of investments.

          Investment Income.  Investment income decreased in 2002 by $0.6 million, or 20.6%, as compared to 2001 as a result of a significant decrease in the interest rates earned on our investments and cash equivalents.  Our average balance of investments-other, and cash and cash equivalents increased from 2001 to 2002, primarily due to our issuance of $215.0 million of additional indebtedness under the Indenture in September 2001.  These proceeds were used during 2002 to continue funding the development and construction of our combustion turbine facilities.  We also funded a portion of 2002’s expenditures with proceeds from our December 17, 2002 issuance of $300.0 million of additional indebtedness under the Indenture.  See “Liquidity and Capital Resources—Uses—Capital Expenditures.”

          Investment income decreased in 2001 by $1.0 million, or 23.7%, as compared to 2000 also because of a decrease in the interest rate on our investments.  Our average balance of investments-other, and cash and cash equivalents increased from 2001 to 2002 due to our September 2001 $215.0 million issuance of additional indebtedness under the Indenture.  During the first nine months of 2001 we liquidated a considerable amount of our investments and cash equivalents to fund payments made in connection with the combustion turbine facilities.  During the fourth quarter of 2001, a portion of the proceeds from the $215.0 million issuance were utilized to fund these payments and other costs associated with the development and construction of the combustion turbines facilities.  See “Liquidity and Capital Resources—Sources—Financings.”

          Interest Charges, Net.  The primary factors affecting our interest expense are scheduled payments of principal on our indebtedness, prepayments of indebtedness relating to the Strategic Plan Initiative, issuance of new indebtedness, and capitalized interest.  See “Factors Affecting Results—Strategic Plan Initiative.”

          The major components of interest charges, net for the years ended December 31, 2002, 2001, and 2000, were as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Interest expense on long-term debt	$(49,563)	$(41,744)	$(40,922)
Other	(419)	(454)	(233)

Total Interest Charges	(49,982)	(42,198)	(41,155)
Allowance for borrowed funds used during construction	13,475	968	274

Interest Charges, net	$(36,507)	$(41,230)	$(40,881)

          Interest charges, net decreased in 2002 by $4.7 million, or 11.5%, as compared to 2001 due to an increase in the amount of capitalized interest relating to our combustion turbine facilities.  We began capitalizing interest on the Rock Springs and Louisa facilities in October 2001 and January 2002, respectively.  Capitalized interest is computed monthly using our interest rate, which reflects our embedded cost of indebtedness, times our investment in projects under construction.  Total interest charges increased in 2002 by $7.8 million, or 18.4%, as compared to 2001 due to interest charges associated with our September 2001 issuance of $215.0 million.  This increase in debt was partially offset by a $28.4 million scheduled principal retirement that occurred in December 2001.  Our issuance of $300.0 million of additional indebtedness under the Indenture in December 2002 had no material impact on total interest charges in 2002 because we accrued interest on this debt for less than one month in 2002.

          Interest charges, net increased minimally in 2001 as compared to 2000.  Increased total interest charges resulting from our issuing additional indebtedness under the Indenture in the third quarter of 2001 were offset by lower interest charges resulting from our purchase of $3.6 million and $33.3 million of our outstanding debt in conjunction with the Strategic Plan Initiative in 2001 and 2000, respectively, and our payment of $28.5 million in principal in 2000.  Allowance for borrowed funds used during construction increased $0.7 million from 2002 to 2001 due to an increase in capitalized interest that was associated with the Rock Springs facility.

          Net Margin.  Our net margin, which is a function of our total interest charges, increased $1.6 million, or 18.5%, in 2002 as compared to 2001, due to the $7.8 million increase in our total interest charges, primarily attributable to our September 2001 debt issuance.  Our net margin increased $0.2 million, or 2.6%, in 2001 as compared to 2000, due to slightly higher total interest charges we incurred in 2001 resulting from our September 2001 debt issuance, offset by the effects of our purchases of outstanding debt and scheduled principal payments.  See “Interest Charges, Net.”

Financial Condition

          The principal changes in our financial condition during 2002 resulted from a significant increase in construction expenditures associated with the combustion turbine facilities and an increase in long-term indebtedness.  See “Liquidity and Capital Resources—Sources—Financings.”  Construction expenditures incurred in connection with the combustion turbine facilities were the primary reason that our construction work-in progress balance increased by approximately $244.4 million, or 192%, from December 31, 2001 to December 31, 2002.  In 2002, we issued $300.0 million of debt under the Indenture to finance a portion of these construction expenditures and to repay all borrowings outstanding, $149.0 million, under our lines of credit.  In addition, we issued $60.2 million of debt under the Indenture to refinance pre-existing debt in the same amount relating to the acquisition, equipping and construction of solid waste disposal and sewage facilities at Clover.

          The unexpended proceeds from our debt issuances are included in investments-other, and cash and cash equivalents.  Investments-other  decreased by $81.1 million, or 51.0%, from December 31, 2001 to December 31, 2002, because we liquidated investments to satisfy additional cash requirements to finance the combustion turbine facilities.

          As of December 31, 2002, our accounts payable-members account balance increased by $21.7 million, or 56.8%, over the same period in 2001 as a result of an increase in the amount of power bill prepayments that we received from our member distribution cooperatives and an increase in amounts owed to our member distribution cooperatives under our Margin Stabilization Plan.  Our deferred energy balance changed from a debit balance of $18.2 million as of December 31, 2001, representing a deficit in the collection of energy costs, to a credit balance of $3.0 million as of December 31, 2002, reflecting a surplus in the collection of energy costs.  This change resulted from the fact that the revenues we collected from our member distribution cooperatives, through the base energy rate and fuel adjustment factor rate in 2002, were higher than the energy costs that we incurred in 2002.  See “Results of Operations—2002 Compared to 2001”.  During 2002, changes in accounts payable-members and deferred energy generated additional cash inflows of $43.0 million.

Liquidity and Capital Resources

          Sources

          Cash generated by our operations, issuances of indebtedness and, periodically, borrowings under available lines of credit provide our sources of liquidity and capital.

          Operations.  Historically, our operating cash flows have been sufficient to meet our short and long-term capital expenditures related to North Anna and Clover, our debt service requirements, and our ordinary business operations.  Our operating activities provided cash flows of $114.2 million, $74.5 million, and $79.5 million in 2002, 2001 and 2000, respectively.  Cash flows provided by operating activities during 2002 increased primarily as a result of changes in accounts payable-members and deferred energy.  See “Financial Condition.”  These increases were partially offset by a decrease in depreciation resulting from the discontinuation of accelerated depreciation of our generating facilities under the Strategic Plan Initiative.  See “Factors Affecting Results—Strategic Plan Initiative.”

          Lines of Credit.  In addition to liquidity from our operating activities, we maintain committed lines of credit to cover short-term funding needs.  Currently, we have short-term committed variable rate lines of credit in an aggregate amount of $235.0 million.  Of this amount, $95.0 million is available for general working capital purposes and $140.0 million is available for capital expenditures related to our generating facilities, including the development and construction of our three combustion turbine facilities.  See “Business—Power Supply Resources—Combustion Turbine Facilities” under Item 1.

          At December 31, 2002, and 2001, we had no short-term borrowings outstanding under any of these arrangements.  We expect the working capital lines of credit to be renewed as they expire.  We expect the construction-related lines of credit to be renewed until no longer necessary for the development and construction of the combustion turbine facilities.

          Our short-term committed variable rate lines of credit are more particularly described by lender, the amount of the line of credit provided by that lender and the expiration date as follows:

Lender	Amount	Use of Proceeds	Expiration Date

	(in millions)
Bank of America, N.A.	$30.0	Working Capital	September 30, 2003
Branch Banking and Trust Company of Virginia	25.0	Working Capital	March 31, 2003
National Rural Utilities Cooperative Finance Corporation	20.0	Working Capital	December 31, 2003
CoBank, ACB	20.0	Working Capital	June 30, 2003
JP Morgan Chase Bank	70.0	Construction of generating facilities	May 13, 2003
Bank of America, N.A.	20.0	Construction of generating facilities	June 29, 2003
National Rural Utilities Cooperative Finance Corporation	50.0	Construction of generating facilities	August 11, 2003

          Pursuant to the credit agreement for each our committed lines of credit, the following events would trigger an event of default relating to that respective line of credit:

•	our failure to timely pay any principal and interest due under that line of credit;

•	any breach by us of our representations and warranties in the credit agreement or related documents;

•	a breach of a covenant contained in the credit agreement, continuing for 30 days after notice is provided to us of that breach;

•

failure to pay when due (including any applicable grace period) the principal of, or acceleration of any other indebtedness for money borrowed, which failure has resulted in the acceleration of indebtedness in excess of $5 million if such indebtedness is not discharged, or that acceleration is not rescinded or annulled; and

•	a judgment against us in excess of $5 million which remains unsatisfied or unstayed for 45 days after either the entry of the judgment or termination of the stay.

          Financings.  We fund the portion of our capital expenditures that we are not able to supply from operations through financings in the market.  Since 1983, these capital expenditures have consisted primarily of the costs related to the acquisition of our interest in North Anna, our share of the costs to construct Clover, and other capital improvements and additions to North Anna and Clover.  Recently, these expenditures have included the development and construction of our three combustion turbine projects, which accounted for a significant portion of our cash expenditures in 2002.  We currently have a shelf registration effective with the Securities and Exchange Commission.  Pursuant to this registration statement, as of December 31, 2002, we may issue an additional $420 million of debt securities.

          In December 2002, we issued $300.0 million of 2002 Series B Bonds under the Indenture and our shelf registration.  The bonds bear interest at 6.21% and mature in 2028.  A portion of the proceeds, $149.0 million, was used to repay all amounts outstanding under our lines of credit, which were all borrowed in the fourth quarter of 2002.  These borrowings were drawn to improve our cash position because in the third and fourth quarters of 2002, we used, as an interim measure, internally generated funds to finance costs related to the development and construction of the three combustion turbine facilities.  The remainder of the proceeds from the 2002 Series B Bonds will be used primarily for the construction of our combustion turbine facilities.

          In November 2002, the Industrial Development Authority of Halifax County, Virginia issued $60,210,000 of tax-exempt bonds to refund a like amount of tax-exempt bonds previously issued by the authority.  The proceeds of these bonds were loaned to us for the purpose of refinancing the acquisition, equipping and construction of solid waster disposal and sewage facilities at Clover.  To secure our obligation to repay the loan from the authority, in November 2002, we issued $60,210,000 of 2002 Series A Bonds, in two tranches, under the Indenture.  The first tranche, $27,755,000, bears interest at 5.000% and matures in 2028.  The second tranche, $32,455,000, bears interest at 5.62% and also matures in 2028.

          In September 2001, we issued $215.0 million of 2001 Series A Bonds under the Indenture.  The bonds bear interest at 6.25% and mature in 2011.  The proceeds were used primarily for the development and construction of our combustion turbine facilities.

          Uses

          Our uses of liquidity and capital relate to funding our working capital needs, investment activities and financing activities.  Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities.  In particular, the development and construction of the combustion turbine facilities currently require significant capital expenditures.  See “—Capital Expenditures” and “Business—Power Supply Resources—Combustion Turbine Facilities” in Item 1.  We expect that cash flows from our operations, the net proceeds of our issuance of indebtedness under the Indenture in 2002, and existing lines of credit will be sufficient to meet our operational and capital requirements until the fourth quarter of 2003.

          We intend to secure long-term sources of financing for the construction of the facilities through offerings of additional long-term indebtedness under the Indenture or through other long-term borrowing arrangements.  To the extent that any amounts are financed on an interim basis under our lines of credit, we anticipate that those borrowings will be repaid with the proceeds of these new long-term debt offerings or borrowing arrangements.

          Capital Expenditures.    We regularly forecast our capital expenditures as part of our long-term business planning activities.  We review these projections frequently in order to update our calculations to reflect changes in our future plans, construction costs, market factors, and other items affecting our forecasts.  Our actual capital expenditures could vary significantly from these projections.  The table below summarizes our actual and projected capital expenditures, including nuclear fuel and capitalized interest, for 2000 through 2005:

	Actual			Projected

	Year Ended December 31,			Year Ended December 31,

	2000	2001	2002	2003	2004	2005

		(in millions)			(in millions)
Combustion turbine facilities	$41.3	$74.7	$253.1	$215.3	$22.2	$—
North Anna	6.8	10.4	7.4	11.9	17.7	13.6
Clover	2.4	1.9	8.4	7.4	1.8	2.0
Diesel generators	—	6.7	1.7	—	—	—
Other	0.7	0.9	3.0	0.6	0.6	0.6

Total	$51.2	$94.6	$273.6	$235.2	$42.3	$16.2

          Nearly all of our capital expenditures consist of additions to electric plant and equipment.  In addition to the development and construction of combustion turbine facilities, our future capital requirements include our portion of the cost of the nuclear fuel purchased for North Anna, a turbine upgrade project for North Anna, and additions to the solid waste and emissions reduction facilities at Clover.  Other capital expenditures include the purchase of computer hardware, and the purchase and development of computer software.  We intend to use our cash from operations to fund all of our capital requirements not related to the development and construction of the combustion turbine facilities through 2005.

          Other Investments.  In March 2001, we purchased an interest in APM for $750,000.  As part of our investment, we extended a loan to APM in the amount of $500,000.  APM repaid this loan to us in December 2002.  In addition, APM has the right to require us to contribute an additional $750,000 to APM as part of a required capital contribution of all investors in APM.

          On June 12, 2001, we invested $7.5 million in TEC Trading in exchange for all of its capital stock.  We distributed the stock of TEC Trading as a patronage distribution to our member distribution cooperatives on the same date.

          Financing Activities.    Pursuant to the Strategic Plan Initiative, we accumulated approximately $160.3 million to reduce our outstanding indebtedness.  See “Factors Affecting Results—Strategic Plan Initiative.”  Of this amount, we spent $89.2 million (including premiums and discounts) to purchase indebtedness outstanding under the Indenture.  These debt purchases resulted in principal retirements of $3.6 million, $33.3 million, and $49.3 million in 2001, 2000, and 1999, respectively.  In 2002, we used $71.1 million, the remaining balance of funds available to us under the Strategic Plan Initiative, to partially fund the redemption of our First Mortgage Bonds, 1992 Series A, due 2022 ($176.6 million).  We paid the holders of these bonds a total premium of $15.8 million for the redemption of their bonds prior to maturity.

          On the date of maturity, December 2, 2002, we paid $5.0 million to fully retire our First Mortgage Bonds, 1996 Series B.  These bonds bore interest at a fixed rate of 4.25%, and were issued to secure our obligation to repay a $5.0 million loan made to us by the Industrial Development Authority of Goochland County, Virginia in December 1996.

          Contractual Obligations

          In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our owned and leased generating facilities, power purchases, the financing of our operations and other matters.  See “Business—Power Supply Resources—Other Power Supply Resources—Power Purchase Contracts” in Item 1 and “Future Issues—Reliance on Energy Purchases.”  The following table summarizes our long-term contractual obligations at December 31, 2002:

	Payments due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in millions)
Long-term indebtedness	$1,380.8	$57.3	$125.9	$202.4	$995.2
Capital lease obligations(1)	—	—	—	—	—
Operating lease obligations	392.4	2.7	8.7	9.4	371.6
Purchase obligations	1.5	0.4	1.0	0.1	—
Power purchase obligations	76.6	69.1	7.5	—	—
Construction obligations	169.8	166.4	3.4	—	—
Other long-term liabilities(2)	—	—	—	—	—

Total	$2,021.1	$295.9	$146.5	$211.9	$1,366.8

(1)	We have no capital lease obligations.
(2)	We have no other long-term liabilities that are considered contractual obligations.

          We expect to fund these obligations with cash flow from operations, unused proceeds from our issuances of long-term indebtedness and the issuances of additional long-term indebtedness.

          Long-term Indebtedness.  At December 31, 2002, nearly all of our long-term indebtedness was issued under the Indenture.  This indebtedness includes bonds issued to the public and bonds issued to local governmental authorities in consideration for loans to us of the proceeds of tax-exempt offerings of indebtedness by those governmental authorities.  Long-term indebtedness obligations includes both principal and interest on our indebtedness.

          Operating Lease Obligations.  In 1996, we entered into two separate long-term lease transactions of our undivided interests in each of Clover Unit 1 and Clover Unit 2.  See “Business—Power Supply Resources—Clover” in Item 1 and “Clover Lease Arrangements.”  Our obligations described above relate to a portion of our obligations under these leases, including periodic basic rent.  We fund substantially all of our payment of these obligations through the application of the proceeds of investments we purchased at the time we entered into the leases.  The investments are rated “AAA” by Standard & Poor’s Ratings Services (“S&P”) and “Aaa” by Moody’s Investors Service (“Moody’s”).

          Purchase Obligations.  During 2002, we entered into an operations and maintenance agreement with CED Operating Co., L.P., for the Rock Springs facility.  We also entered into an operations and maintenance agreement with PIC Energy Services, Inc. for the Louisa and Marsh Run facilities.  We have only included the fixed charges under these agreements.  The ongoing operating payment obligation will vary based on the operation of these facilities.

          Power Purchase Obligations.  As part of our power supply strategy, we have entered into a number of agreements for the purchase of capacity and energy in order to meet our member distribution cooperatives’ requirements.  See “Business—Power Supply Resources—Other Power Supply Resources—Power Purchase Agreements” in Item 1 and “Future Issues—Reliance on Energy Purchases.”  Some of these power purchase agreements contain firm capacity and minimum energy purchase obligations.  We have structured most of these agreements to expire as the combustion turbine facilities become operational.

          Construction Obligations.  We have entered into a number of agreements relating to the development and construction of the combustion turbine facilities, including turbine purchase agreements, engineering, procurement andconstruction agreements, interconnection agreements, and joint ownership agreements.  In some cases, we entered into the agreements directly and later assigned our interest in the agreement to the subsidiary owning the facility.  In other cases, the subsidiary has entered into the agreement directly with a third party and we have guaranteed the subsidiary’s obligations.  See “Business—Power Supply Resources—Combustion Turbine Facilities” in Item 1.

          At December 31, 2002, we had one outstanding letter of credit for $5.1 million to support a construction contract associated with the Rock Springs facility.  This letter of credit expires March 31, 2003, and is not expected to be renewed.  At December 31, 2001, this letter was outstanding in the amount of $14.1 million, and we also had outstanding a letter of credit in the amount of $5.5 million to support a power purchase arrangement.

          Significant Contingent Obligations

          In addition to these existing contractual obligations, we have significant contingent obligations.  These obligations primarily relate to our power purchase arrangements and leases of our interest in Clover.  See “Business—Power Supply Resources—Clover” in Item 1.

          To facilitate the ability of TEC Trading to sell power in the market, we have agreed to guarantee a maximum of $42.5 million of TEC Trading’s delivery and payment obligations associated with its energy trades if requested.  See “Business—TEC Trading” in Item 1.  Our agreement to guarantee these obligations continues in effect until we elect to terminate it by providing at least 30 days prior written notice of termination or until all amounts owed to us by TEC Trading have been paid.  Our guarantee of TEC Trading’s obligations will enable it to maintain sufficient credit support to meet its delivery and payment obligations associated with its energy trades.  At December 31, 2002, we had a $0.5 million guarantee outstanding on behalf of TEC Trading.

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

          In 1994, we sold pollution control facilities relating to Clover Units 1 and 2 to an institutional investor who leased them back to us for a term extending until December 30, 2012.  See “Business–Power Supply Resources–Clover” in Item 1.  Under the lease, we must provide support in the form of cash, letter of credit, guarantee, or other collateral satisfactory to the lessor within 90 days after the obligations issued under the Indenture are rated less than investment grade (i.e., “BBB–” by S&P or “Baa3” by Moody’s).  At December 31, 2002, the maximum amount of collateral we could have been required to provide under this provision was $3.1 million.  Under the terms of the lease, this maximum amount declines to zero by December 30, 2004.

          In connection with the lease and leaseback of our undivided interest in Clover Unit 1, we agreed to deliver a letter of credit to the institutional investor party to the lease within 90 days after our obligations under the Indenture are rated less than a specified minimum rating.  This minimum rating is “A” by S&P or “A3” by Moody’s provided that our Moody’s rating may fall to “Baa1” if at that time our S&P rating is “A” or better and there is no public announcement of negative ratings implications by either S&P or Moody’s.  If our ratings had been below this minimum rating at December 31, 2002, the amount of the letter of credit we would have been required to provide was $52.3 million.  The amount of any letter of credit required to be delivered in connection with the lease increases to approximately $53.9 million on January 5, 2005, and declines to zero by December 15, 2018.

          In addition, like many other utilities, we purchase power in the market pursuant to a form master power purchase and sale agreement (“EEI Form Contract”) prepared by the Edison Electric Institute, an association of U.S.  investor owned electric utilities and industry affiliates.  The EEI Form Contract is intended to standardize the terms and conditions of purchases of power in the market and consequently foster trading among utilities.  Under the terms of the EEI Form Contract, a utility may agree to provide collateral if its ratings fall below a specified threshold.  At December 31, 2002, we were party to 18 agreements based on the EEI Form Contract and three other power purchase agreements obligating us to provide collateral if our credit ratings fell below specified thresholds.  Collectively, at December 31, 2002, if the credit ratings by S&P and Moody’s of our obligations issued under the Indenture fell below “BBB” or “Baa2” or investment grade (i.e., “BBB-” or “Baa3”), respectively, we would have been obligated to provide collateral security in the amount of approximately $8.5 million and $13.9 million, respectively. This calculation is based on energy prices on December 31, 2002 and delivered power for which we have not yet paid.  Depending on the difference between the price of power under the contracts and the price of power in the market at the time of the calculation, this amount could increase or decrease accordingly.

          Additionally, in accordance with the credit policy of PJM, PJM subjects each applicant, participant and member of PJM to a complete credit evaluation to determine its creditworthiness, and whether it must provide any collateral to support its obligations in connection with its PJM transactions.   PJM has never required us to provide any collateral to support our obligations.  A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide collateral.  As of December 31, 2002, if our ratings were lowered and PJM determined that we needed to provide collateral to support our obligations, PJM could have asked us to provide up to approximately $13.6 million of collateral security.

          Finally, several of the power purchase agreements we utilize to satisfy our member distribution cooperatives’ capacity and energy requirements obligate us to purchase capacity or energy or both beyond specified minimum amounts based on our requirements.  See “Business–Power Supply Resources–Other Power Supply Resources–Power Purchase Agreements” in Item 1.

          Off-Balance Sheet Arrangements

          Clover Leases.  In 1996, we entered into two lease transactions relating to our 50% undivided ownership interest in Clover.  See “Power Supply Resources—Clover” in Part 1, Item 1.  One lease relates to our undivided interest in Clover Unit 1 and the other relates to our undivided interest in Clover Unit 2 and, in each case, the common facilities.  In both transactions, we leased our undivided interests in the facilities to an owner trust for the benefit of an investor for the full productive life of Unit 1 and Unit 2 in exchange for one time rental payments at the beginning of the leases of $315.0 million and $320.0 million, respectively.  Each owner trust funded this payment in part through two loans from a bank.  Immediately after the leases to the owner trusts, we leased the units back for terms of 21.8 years and 23.4 years, respectively, and agreed to make periodic rental payments to the owner trusts.

          We used a portion of the one-time rental payments we received in each transaction to enter into payment undertaking agreements and to make deposits which provide for substantially all of:

•	our periodic basic rent payments under the leasebacks; and

•	the fixed purchase price of the interests in the units at the end of the terms of the leasebacks if we exercise our option to purchase the interests of the owner trusts in the units at that time.

          The deposits are issued or insured by entities which have claims paying abilities or senior debt obligations which are rated “AAA” by S&P and “Aaa” by Moody’s.  After entering into the payment undertaking agreements, making the deposits and paying transaction costs we had $23.7 million and $39.3 million, respectively, remaining of the one time rental payments in the Unit 1 and Unit 2 transactions.  As a result, following completion of the transactions we retained possession and our initial entitlement to the output of the units, and we had funds of $63.0 million remaining.

          Both leasebacks require us to make periodic basic rental payments.  For 2002, our statement of cash flow reflects payments we made of basic rent to the Unit 1 and Unit 2 owner trusts of $2.1 million and $1.7 million, respectively.  Of these payments, $2.0 million and $1.7 million, respectively, were funded through distributions from the deposits made with lease proceeds.  In addition to these amounts, $17.6 million and $15.3 million of additional basic rent was required under the Unit 1 and Unit 2 leases, respectively, in 2002.  These additional amounts of basic rent were paid by third parties, “payment undertakers,” under payment undertaking agreements made at the inception of the leases.  Under each of these arrangements, Old Dominion made a payment to the payment undertaker whose debt obligations are rated “AAA” by S&P and “Aaa” by Moody’s in return for which the payment undertaker agreed to make payments directly to the lender in the related lease transaction in satisfaction of a portion of our basic rent payment obligation under the leaseback and the owner trust’s repayment obligation under the loan to it.  At December 31, 2002, both the value of this portion of our lease obligations, as well as the value of our interest in the related payment undertaking agreements, totaled approximately $272.1 million and $236.7 million for Unit 1 and Unit 2, respectively.  Our financial statements do not reflect the payment undertaking agreements, the payments made by the payment undertaker or the payment of this portion of basic rent.  We remain liable for all rental payments under the leasebacks if the payment undertaker fails to make such payments although the owner trusts have agreed to pursue the payment undertaker before pursuing payment from us.

          At the end of the term of both leasebacks, we have the option to purchase the owner trust’s interest in the applicable unit or arrange for an acceptable third party to enter into a power purchase agreement with the owner trust.  If we decide to purchase the owner trust’s interest in a unit, we must pay the applicable owner trust a fixed purchase price of $430.5 million in the case of Unit 1 and $459.2 million in the case of Unit 2.  Payments under the payment undertaking agreements will fund a substantial portion of these payments.  Substantially all of the remainder of these payments will be funded by the deposits we made at the inception of the leaseback.  If we do not elect to purchase the owner trust’s interest in either unit, Virginia Power has an option to purchase that interest.  If Virginia Power elects to purchase the interest but fails to pay the purchase price when due, we are obligated to make that payment, with interest, within 30 days.

          If we elect not to purchase the owner trust’s interest in either unit, we can arrange for a third party to purchase the applicable owner trust’s output of the unit at prices which will preserve each owner trust’s net economic return as if we had purchased the related unit at the purchase option price.  To be an eligible power purchaser, the third party must have, among other things, a net worth of at least $500 million and minimum specified credit ratings or other acceptable credit enhancement.  We would assist in transmitting power to the third party by entering into a transmission and interconnection agreement with the owner trust.  We also would be obligated to assist the owner trust in arranging new financing for the lease debt which remains outstanding at the expiration of the leasebacks.  We would not be obligated, however, to provide this financing.  Under the leaseback for Unit 1, however, if alternate financing is not available or we otherwise fail to satisfy the conditions to arrange for a new third party purchaser, we must either exercise our purchase option or make a termination payment to the owner trust.  Under the Unit 1 lease, we also must provide management services to the owner trust if power is being sold to the third party.

          In the Unit 1 lease, a third option at the end of the term of the leaseback exists.  We may pay to the owner trust an amount equal to the difference between a specified termination amount and the fair market value of its interest in Unit 1 and return possession of the interest in the unit back to the owner trust.  The amount we are obligated to pay cannot exceed the specified termination amount minus 20% of the fair market value of the owner trust’s interest in the unit at the time the lease was entered into in 1996 or be less than the amount of the owner trust’s debt to its lenders at the expiration of the leaseback.  If we do not purchase the interest and the owner trust requests, we are obligated to use our best efforts to sell the owner trust’s interest in the unit at the end of the leaseback.  Any sale proceeds would be credited against the payment we are obligated to make to the owner trust.  If we are not able to sell the interest by the end of the leaseback, we must pay the owner trust the full amount of the required payment but we are entitled to be reimbursed out of the proceeds of the sale in excess of 20% of the value of the owner trust’s interest at the time the lease was entered into in 1996, plus interest, if the facility is sold within the following 36 months.

          In connection with the lease relating to Unit 1, we agreed to deliver a letter of credit to the institutional investor party in the lease within 90 days after our obligations under the Indenture are rated less than a specified minimum rating.  This minimum rating is “A” by S&P or “A3” by Moody’s provided that our Moody’s rating may fall to “Baa1” if at that time our S&P rating is “A” or better and there is no public announcement of negative ratings implications by either S&P or Moody’s.  If our ratings had been below this minimum rating at December 31, 2002, the amount of letter of credit we would have been required to provide was $52.3 million.  The amount of any letter of credit required to be delivered in connection with the lease increases to approximately $53.9 million on January 5, 2005, and declines to zero by December 15, 2018.

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

          In addition, these factors may cause our member distribution cooperatives to desire greater flexibility in their power supply options in the future, which may require an amendment to their wholesale power contracts. See “Business—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1.

          Competition and Changing Regulations

          Virginia, Delaware and Maryland have enacted legislation that restructures the electric utility industry and changes the manner in which electricity may be sold to customers. The individual restructuring plans adopted by Virginia, Delaware and Maryland contain similar components.

          Retail Choice for Power.  The restructuring laws of Virginia, Delaware and Maryland generally deregulate the power component of electric service, permitting all retail customers to purchase power from the supplier of their choice.  In other words, the utility with the historically exclusive territory, the incumbent electric utility, no longer has the exclusive right to provide power to customers located in its certificated service territory. Each of these states has implemented a schedule by which each incumbent electric utility will provide its customers with the opportunity to purchase power from licensed power suppliers.  Transmission and distribution of power will remain regulated services.

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

          Default Service Provider.  A customer who is either unable or has not selected an alternative power supplier will receive power from its “default” provider.  The restructuring laws of Virginia, Delaware and Maryland each designate each of the member distribution cooperatives, at least initially, to be the default provider of power for all customers located in its certificated service territory who do not affirmatively select a competitive power supplier.

          All of the customers of our Delaware and Maryland member distribution cooperatives, and of Northern Virginia Electric Cooperative and Rappahannock Electric Cooperative in Virginia, are now free to choose an alternative power supplier.  These customers accounted for 68.7% of our capacity requirements in 2002.  As of March 15, 2003, none of these customers had chosen an alternative power supplier.  Additionally, no alternative power suppliers were registered to provide power to customers of our member distribution cooperatives.

          By January 1, 2004, customers accounting for approximately 99.7% of our capacity requirements in 2002 will be free to choose an alternative power supplier.  No timetable currently exists for permitting customers to select their provider of power in West Virginia.  The West Virginia customers of our member distribution cooperative providing power in the state accounted for approximately 0.3% of our capacity requirements in 2002.

          Distribution Service Provider.  Generally, the new legislation in each state also provides that each incumbent electric utility, including our member distribution cooperatives, still has the exclusive right to provide distribution services in its certificated territory. Member distribution cooperatives in Virginia, Delaware and Maryland also may exclusively provide metering and most billing services to all customers located in their certificated service territories.

          Virginia

          Retail Choice for Power.  The Virginia restructuring legislation provides for retail choice for power services to be phased in between January 1, 2002 and January 1, 2004, in accordance with a schedule developed by the VSCC.  The member distribution cooperatives in Virginia may each set their own schedule for phase-in of competition between January 1, 2002 and January 1, 2004. Northern Virginia Electric Cooperative and Rappahannock Electric Cooperative, which together accounted for approximately 48.4% of our 2002 capacity requirements, began providing retail choice to their customers as of July 1, 2002, and January 1, 2003, respectively.  As of March 15, 2003, approximately nine alternative power suppliers have been licensed by the VSCC to sell power in Virginia, however, none of these alternative power suppliers are registered to provide power to the customers of any of our Virginia member distribution cooperatives.  Consequently, no Virginia cooperative customers have changed power suppliers as of that date.  The remainder of our Virginia member distribution cooperatives, which, excluding sales to customers in West Virginia, accounted for approximately 31.0% of our 2002 capacity requirements, are in the process of finalizing their schedules for the introduction of retail competition.

          Capped Rates.  The Virginia restructuring legislation caps rates for power from January 1, 2001 to July 1, 2007. The rates of our Virginia member distribution cooperatives are capped at the levels that were in effect on July 1, 1999 in the absence of a petition to the VSCC for an increase in rates prior to January 1, 2001.  The requests of three of our member distribution cooperatives for increases in their rates under this provision were approved by the VSCC in December 2001.  The VSCC adjusts capped rates to permit the member distribution cooperative to recover their fuel costs.  We expect increases in the fuel factor adjustment rate to recover additional energy costs, the most recent which became effective March 1, 2003, will be recovered by our Virginia member distribution cooperatives as increased fuel costs.  Upon petition by a utility, the VSCC may terminate the utility’s capped rates at any time after 2003 if it determines that an effectively competitive market for power exists within that utility’s service territory.  If capped rates continue in the service territories of our member distribution cooperatives after 2003, each of our member distribution cooperatives may request a one-time change in the distribution component of its capped rate.  Additionally, the member distribution cooperatives may seek increases in their capped rates at any time if they are in financial distress beyond their control.

          Stranded Costs.  Between January 1, 2001 and January 1, 2007, the member distribution cooperatives may collect stranded costs through a competitive transition charge that will be collected from all customers that choose an alternative power supplier.  To establish the competitive transition charge, the VSCC (1) conducted regulatory proceedings to determine the unbundled rate components of power, transmission and distribution, by rate class, for each of our Virginia member distribution cooperatives, and (2) will conduct annual proceedings to determine the projected market price for power.  Once the projected market price for power is determined and allocated to each rate class, the VSCC will subtract it from the power component of the capped rate to determine the applicable annual competitive transition charge.  Our Virginia member distribution cooperatives are then permitted to collect the competitive transition charge from their customers that choose an alternative power supplier during the capped rate period.

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

          Delaware

          Retail Choice for Power.  The Delaware restructuring legislation required a phase-in of retail competition beginning April 1, 2000, and ending April 1, 2001, for the customers of Delaware Electric Cooperative (“DEC”), our Delaware Member.  The customers of DEC that were given the option to select their power supplier during 2000 accounted for less than 1.0% of our capacity requirements in 2001.  As of April 1, 2001, all customers of DEC, which represented approximately 11.4% of the capacity that we sold to our member distribution cooperatives in 2002, have the option to choose their power supplier. As of March 15, 2003, four alternative power suppliers have been licensed by the Delaware PSC (“Delaware PSC”) to sell power in Delaware, however, none of these alternative power suppliers are certified to provide power to the customers of DEC.  Consequently, no DEC customers have changed power suppliers as of that date.

          Capped Rates.  Pursuant to the Delaware restructuring legislation, during the period from April 1, 2000 to March 31, 2005, rates for DEC’s customers are capped at the rates in effect on April 1, 2000, as adjusted by a one-time fuel adjustment.  The power component of DEC’s capped rate was determined using a forecast that we developed in 1998.  Market prices for power have risen significantly since 1998.  As a result, the amounts recovered under the power component of DEC’s capped rate may be less than the amounts we charge DEC for power.  The Delaware restructuring legislation does not allow DEC to automatically recover increased fuel costs.  The Delaware PSC may change the capped rates in connection with any extraordinary costs that the Delaware PSC approves.

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

          Stranded Costs.  The restructuring legislation required the Delaware PSC to approve a restructuring and rate unbundling plan, including any proposed collection of stranded costs for each incumbent utility.  DEC filed the required plan in September 1999.  On April 25, 2000, the Delaware PSC issued a final order determining that DEC did not have stranded costs and therefore that DEC is not permitted to collect a competitive transition charge from those customers that choose an alternative power supplier during the specified transition period.

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

          Maryland

          Retail Choice for Power.  The Maryland restructuring legislation required our member distribution cooperative in Maryland, Choptank Electric Cooperative (“Choptank”), to present to the Maryland Public Service Commission (“Maryland PSC”) a plan granting all of its cooperative customers a choice in their selection of a power supplier by July 1, 2003.  Pursuant to a settlement with the Maryland PSC, Choptank, which accounted for 8.9% of our capacity requirement in 2002, volunteered to offer all of its customers a right to choose their power suppliers on July 1, 2001.  As of March 15, 2003, approximately 37 alternative power suppliers have been qualified by the Maryland PSC to sell power in Maryland, however, none of these alternative power suppliers are registered to provide power to the customers of Choptank. Consequently, no Choptank customers have changed power suppliers as of that date.

          Capped Rates and Stranded Costs.  Pursuant to its settlement with the Maryland PSC, Choptank’s rates are capped for a period of four years beginning on July 1, 2001, and ending on June 30, 2005. Choptank’s capped rates were developed using a forecast of its cost (including our forecasted rates) for the capped rate period.

          Under the settlement, Choptank’s capped rates were unbundled into components for power, transmission, distribution and a competitive transition charge. The power component of Choptank’s capped rate was determined using forecasts developed in 1998.  The Maryland PSC settlement recognized our efforts to mitigate stranded costs under the Strategic Plan Initiative.  As part of the settlement, the Maryland PSC approved the collection of a competitive transition charge based on an amount equal to Choptank’s share of our above-market costs as determined under the Strategic Plan Initiative (and other transition costs).  The competitive transition charges could be collected during the capped rate period from all of its customers, until we had successfully concluded the Strategic Plan Initiative.  See “Factors Affecting Results—Strategic Plan Initiative.”

          On July 14, 2001, Choptank filed a proposal with the Maryland PSC to increase the power component of its rate by the amount of the competitive transition charge that would otherwise be eliminated from the total capped rate because we had ceased collecting amounts pursuant to the Strategic Plan Initiative.  See “Factors Affecting Results—Strategic Plan Initiative.”  On August 15, 2001, the Maryland PSC approved Choptank’s proposal.

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

          West Virginia

          On March 11, 2000, the West Virginia legislature adopted a restructuring plan that implemented customer choice on January 1, 2001, or a later date established by the state public service commission.  However, passage of a second resolution, which was necessary for the deregulation plan to proceed, has not occurred.  As a result, the legislation has not become effective and no timetable currently exists for the introduction of retail competition for electric services in West Virginia.

          Stranded Costs

          In a competitive environment, generating utilities are no longer assured the recovery of prudently incurred costs.  Costs that are not recovered are commonly known as stranded costs.  Generating utilities with costs that exceed market prices could suffer significant losses from stranded costs.  Additionally, the loss of customers as a result of retail competition also could have a significant impact on a utility’s results of operations.  We are allowed to recover all of our costs through the formulary rate we charge the member distribution cooperatives for power under our wholesale power contracts with them.  See “Business Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1.  Because nearly all of the member distribution cooperatives’ customers will be permitted to select their power suppliers by 2004, the member distribution cooperatives may have stranded costs to the extent they are required to purchase power from us at a price that causes their customers to select another power supplier, and the competitive transition charges approved by their respective state public service commissions are insufficient to recover stranded costs.  The member distribution cooperatives’ exposure to potentially stranded costs most likely would result from:

•	power purchase agreements that require us to purchase capacity or energy in excess of market prices; and

•	the inability of our generating facilities to operate economically in a deregulated market.

          The loss of a significant portion of the power purchased by the member distribution cooperatives’ customers could cause a reduction in our revenues and cash flows.  The resulting decrease in our member revenues also could cause us to lose our tax-exempt status.  See “Factors Affecting Results—Tax Status.”

          Over the past years, we have taken several steps to (1) prepare for and adapt to the fundamental changes which have occurred or are likely to occur in the electric utility industry, (2) improve our member distribution cooperatives’ competitive positions, and (3) reduce the possibility that they will incur stranded costs.  Most importantly, we have implemented the Strategic Plan Initiative.  The objective of the Strategic Plan Initiative is to ensure that our member distribution cooperatives’ rates for power will be equal to or less than the market price of power by January 1, 2004.  Based on our most recent financial forecast, we believe that the objective of the Strategic Plan Initiative will be met.  Because several factors affect this determination, we continue to evaluate the events that could impact this calculation.  See “Factors Affecting Results—Strategic Plan Initiative.”

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

          Based on our review of these matters, we took several actions.  We began restructuring our existing long-term power purchase contracts to reduce the term or amount purchased or provide for purchases of capacity or energy at market-based pricing.  At the same time, we entered into new power purchase contracts to acquire capacity or energy or both at fixed or market prices.  In addition, we started purchasing increasing amounts of energy in the forward, short-term and spot markets by exercising our contractual rights to forego energy purchases under existing long-term power purchase contracts.  See Business—Power Supply Resources—Other Power Supply Resources—Power Purchase Contracts” and “—Market Energy Purchases” in Item 1.  Finally, in 1999, we determined that the construction of Rock Springs, Louisa and Marsh Run as combustion turbine facilities, coupled with additional forward, short-term and spot market energy purchases, was the most economical approach to satisfy our power requirements.

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

          Because we have and will rely heavily on market purchases of energy, we have taken two primary steps to reduce our exposure to future price fluctuations in the energy market.  First, in 2000, we began purchasing in the market blocks of short-term energy and options to purchase energy for periods into the future.  Currently, we have secured through market purchases or energy contracts the majority of our energy requirements not supplied by our generating facilities or the combustion turbine facilities through the end of 2003.  We plan to continue purchasing energy for significant periods into the future by utilizing option contracts for the purchase of energy, and forward, short-term and spot market purchases.  In addition, we plan to use similar efforts to manage our exposure to market changes in the price of fuel, especially changes in the price of natural gas.

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

          Environmental Protection and Monitoring Expenditures

          We incurred approximately $8.8 million, $10.0 million, and $9.0 million of expenses, including depreciation, during 2002, 2001, and 2000, respectively, in connection with environmental protection and monitoring activities, such as costs related to the disposal of solid waste, operation of landfills, operation of air emissions reduction equipment, and disposal of hazardous waste material.  These expenses were included in fuel expense, operations and maintenance expense, and depreciation, amortization and decommissioning expense.  We anticipate expenses to be approximately $7.3 million in 2003 in connection with environmental protection and monitoring activities, including depreciation.

          Recently Issued Accounting Standards

          On August 15, 2001, the Financial Accounting Standards Board issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which became effective with respect to us beginning on January 1, 2003.  The new rules will change our current accounting and reporting for our decommissioning costs.  The standard requires entities to record at fair value an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the costs by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized asset is depreciated over the useful life of the long lived asset.  We do not believe that the adoption of this statement will have a material adverse effect on results of our operations due to our current and future ability to recover decommissioning costs, or an ability to pass on any gains, through rate adjustments.  While we have not finalized our calculations, we anticipate that the gain recognized on adoption will be deferred as a regulatory liability.

          Subsequent Events

          On January 14, 2003, our board of directors approved an increase in the demand component of our formulary rate of approximately 5.0%, effective February 1, 2003, to collect from our member distribution cooperatives transmission charges associated with our power purchase agreement with PSE&G.  We anticipate that the revised demand component of our formulary rate will recover over 48 months a $32.9 million contingency we established to reflect a surcharge billed to us by PSE&G, and associated interest expense and margin requirement.  See “Business—Power Supply Resources—Other Power Supply Resources—Power Purchase Contracts—PSE&G” in Item 1.  Additionally, we anticipate that the revised demand component of our formulary rate will recover the amount of transmission costs that we are paying to PSE&G now until the termination of the contract in December 2004.  We are making these payments under protest and subject to FERC action on this issue.  See “Significant Contingent Obligations.”

          In addition, on February 11, 2003, our board of directors approved a change to our fuel factor adjustment rate, which resulted in an increase to our total energy rate (including our base energy rate and our fuel factor adjustment rate) of approximately 18.0% effective March 1, 2003.  The increase in the fuel factor adjustment rate is necessary to recover higher than expected actual energy costs that we incurred in the first two months of 2003 and energy costs for the remainder of the year that we anticipate will be higher than the energy costs we originally budgeted for 2003.  We incurred higher energy costs during January and February of 2003 due to extremely cold weather, which led to higher than expected usage, and the resulting impact on energy prices that resulted from the increased demand for power throughout the market.  At February 28, 2003, we had an under-collected deferred energy balance of $13.6 million, which we anticipate will be fully collected through rates by the end of 2003.

          On March 20, 2003, the NRC renewed the operating licenses for both North Anna units.  The renewed licenses permit operations of the facility for another 20 years, until 2038 for Unit 1 and 2040 for Unit 2.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to market risk, including changes in interest rates and equity and market prices.  Interest rate risk is generally associated with our outstanding debt and trust issued securities.  We are also subject to interest rate risk, as well as, equity price risk as a result of our nuclear decommissioning trust investments in debt and equity securities.

Interest Rate Risk

          We use both fixed and variable rate debt as sources of financing.  In 2002, all of our outstanding long-term indebtedness accrued interest at fixed rates, except for one promissory note with a variable interest rate that is periodically repriced.  See footnote (2) to the following table. The following table illustrates financial instruments that are held or issued by us at December 31, 2002, and are sensitive to interest rate changes:

						At December 31,

	Expected Maturity Value(1)					2002		2001

	2003	2004	2005	2006	There- after	Total	Fair Value	Total	Fair Value

	(in millions, except percentages)
Liabilities—Fixed Rate:
Taxable bonds	$11.9	$11.8	$24.2	$24.2	$695.3	$767.4	$812.9	$671.8	$686.9
Average interest rate	6.9%	6.9%	6.9%	6.9%	7.0%
Promissory Note(2)	—	—	—	—	6.8	$6.8	$6.8	$6.8	$6.8
Average interest rate	—	—	—	—	5.3%
Tax-exempt bonds	$—	$—	$—	$—	$60.2	$60.2	$61.9	$65.2	$66.0
Average interest rate	—	—	—	—	5.7%
Liabilities—Variable Rate(2)

(1)	The maturities of the bonds reflect mandatory redemption obligations, if any.
(2)

At December 31, 2002, we had no variable interest rate exposure.  From January 1, 2002, through November 7, 2002, we were subject to variable interest rate exposure associated with a $6.8 million promissory note made in favor of Virginia Power.  Virginia Power made us this loan in 1985 to effectively assign to us a portion of its pollution control bonds issued by the Industrial Development Authority of the Town of Louisa, Virginia (the “Louisa Bonds”) to finance certain pollution control expenditures associated with North Anna.  The average interest rate on our promissory note to Virginia Power for the period from January 1, 2002, through November 5, 2002, which reflected the average interest rate paid by Virginia Power on the Louisa Bonds, was 2.9%.  Effective November 8, 2002, Virginia Power converted the interest rate on its Louisa Bonds to a fixed rate of 5.25% through a reoffering of the bonds, and consequently the interest rate on our promissory note to Virginia Power converted to a fixed rate of 5.25%.  On January 17, 2003, we modified and restated the promissory note to provide that the interest rate on amounts outstanding under the note will correspond to Virginia Power’s effective interest rate, after reflecting the effects of any interest rate swaps or any other hedges entered into by Virginia Power, with respect to the Louisa Bonds.  As a result, as of January 17, 2003, we again became subject to variable interest rate exposure on $6.8 million of our total outstanding indebtedness.

Equity Price Risk

          We are exposed to price fluctuations in equity markets with respect to certain of our investments.  At December 31, 2002, our equity investments totaled approximately $30.4 million.  We believe that exposure to fluctuations in equity prices will not have a material impact on our financial results.

          We accrue decommissioning costs over the expected service life of North Anna and make periodic deposits to a trust fund so that the fund balance will equal the estimated cost to decommission North Anna at the time of decommissioning.  At December 31, 2002, these funds were invested primarily in equity securities and corporate obligations.  These equity securities expose us to price fluctuations in equity markets.  To minimize the risk of price fluctuations, we actively monitor our portfolio by measuring the performance of our investments against market indexes and by maintaining and reviewing established target allocation percentages of assets in our trust to various investment options.  Unrealized gains and losses on investments in the trust are deferred as an adjustment to the reserve until realized.

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

          Virginia Power’s procurement strategy for nuclear fuel includes both spot purchases and long-term contracts and is constantly under review by various fuel procurement personnel and Virginia Power management.  Virginia Power continually evaluates worldwide market conditions to ensure a range of supply options at reasonable prices.  See “Business—Fuel Supply—Nuclear” in Item 1.

          Virginia Power’s coal procurement policy is to secure the bulk of Clover’s requirements under long-term contracts, with specific contract target percentages fluctuating, based on prevailing market conditions.  The majority of the coal supplied to Clover is delivered under long-term contracts.  Generally, on a quarterly basis, Virginia Power evaluates the specific terms offered by various coal suppliers to determine the optimal mix of long-term and spot market purchases, and subsequently enters purchase agreements to accomplish the desired mix.  See “Business—Fuel Supply—Natural” in Item 1.

Credit Risk

          Credit risk is defined as the potential loss that we could incur as a result of non-payment or non-performance by a counterparty.  The amount of credit risk in a trading portfolio can be measured, monitored, and mitigated in order to maintain an acceptable level of credit risk.  We are exposed to credit risk through our power purchases and sales.

          Our internal risk management committee has the overall responsibility to review and manage our credit risk.  We have adopted a Credit Risk Policy that establishes the basis for determining counterparty credit standards and processes to determine credit limits.  Through our relationship with APM, we obtain information and assistance to enable us to manage our credit risk.  Our risk management committee monitors our credit exposure on a regular basis.  Formal counterpary credit reviews are performed at least annually and informal reviews are performed on an ongoing basis.  At December 31, 2002, we did not have requirements for any collateral from counterparties involved in our power trading activities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS
INDEX

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors
Old Dominion Electric Cooperative

          We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative as of December 31, 2002 and 2001, and the related consolidated statements of revenues, expenses and patronage capital, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Cooperative’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Electric Cooperative at December 31, 2002, and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

          As discussed in Note 1 to the financial statements, Old Dominion Electric Cooperative changed its method of accounting for certain power purchase contracts effective April 1, 2002.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 7, 2003

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001

	2002	2001

	(in thousands)
ASSETS
Electric Plant:
In service	$926,805	$899,691
Less accumulated depreciation	(364,653)	(340,440)

	562,152	559,251
Nuclear fuel, at amortized cost	4,226	8,487
Construction work in progress	371,708	127,270

Net Electric Plant	938,086	695,008

Investments:
Nuclear decommissioning trust	56,684	59,700
Lease deposits	143,598	137,265
Other	77,936	159,083

Total Investments	278,218	356,048

Current Assets:
Cash and cash equivalents	67,829	77,981
Receivables	54,566	59,880
Fuel, materials and supplies, at average cost	11,467	13,936
Prepayments	2,154	1,783
Deferred energy	—	18,244

Total Current Assets	136,016	171,824

Deferred Charges:
Regulatory assets	65,883	15,012
Other	11,856	17,041

Total Deferred Charges	77,739	32,053

Total Assets	$1,430,059	$1,254,933

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$235,534	$225,538
Accumulated other comprehensive (loss) income	(10,911)	398
Long-term debt	750,682	625,232

Total Capitalization	975,305	851,168

Current Liabilities:
Long-term debt due within one year	11,913	39,927
Accounts payable	75,333	58,308
Accounts payable—members	59,944	38,223
Accrued expenses	35,249	5,010
Deferred energy	3,039	—
Deferred revenue	10,278	11,405

Total Current Liabilities	195,756	152,873

Deferred Credits and Other Liabilities:
Decommissioning reserve	56,684	59,700
Obligations under long-term leases	146,465	140,291
Regulatory liabilities	1,303	1,369
Other	54,546	49,532

Total Deferred Credits and Other Liabilities	258,998	250,892

Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$1,430,059	$1,254,933

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

	(in thousands)
Operating Revenues	$494,642	$487,287	$422,031

Operating Expenses:
Fuel	57,753	60,699	49,578
Purchased power	287,959	270,386	189,067
Deferred energy	21,283	(2,868)	(18,639)
Operations and maintenance	39,703	34,758	34,855
Administrative and general	22,938	23,064	19,602
Depreciation, amortization and decommissioning	17,934	53,078	94,257
Taxes other than income taxes	3,089	3,275	8,615

Total Operating Expenses	450,659	442,392	377,335

Operating Margin	43,983	44,895	44,696
Other Income/(Expense), net	43	1,654	323
Investment Income	2,477	3,121	4,091
Interest Charges, net	(36,507)	(41,230)	(40,881)

Net Margin	9,996	8,440	8,229
Patronage Capital Beginning of Year	225,538	224,598	216,369
Capital Credits Payments	—	(7,500)	—

Patronage Capital End of Year	$235,534	$225,538	$224,598

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

	(in thousands)

Net Margin	$9,996	$8,440	$8,229

Other Comprehensive Income:
Unrealized (loss)/gain on investments	(398)	654	2,060
Cumulative effect of accounting change on derivative contracts	(15,944)	—	—
Unrealized gain on derivative contracts	5,033	—	—

Other comprehensive income	(11,309)	654	2,060

Comprehensive Income	$(1,313)	$9,094	$10,289

The accompanying notes are an integral part of the consolidated financial statements

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

	(in thousands)
Operating Activities:
Net Margin	$9,996	$8,440	$8,229
Adjustments to reconcile net margins to net cash provided by
Operating activities:
Depreciation, amortization and decommissioning	17,934	53,078	94,257
Other noncash charges	7,375	7,923	9,566
Amortization of lease obligations	9,964	9,563	9,093
Interest on lease deposits	(9,682)	(9,292)	(8,894)
Change in current assets	13,243	(14,446)	(15,553)
Change in deferred energy	21,283	(5,508)	(15,999)
Change in current liabilities	63,010	36,804	2,037
Change in regulatory assets and liabilities	(30,925)	—	—
Deferred charges and credits	12,017	(12,107)	(3,194)

Net Cash Provided by Operating Activities	114,215	74,455	79,542

Financing Activities:
Retirement of long-term debt	(285,312)	(34,309)	(62,683)
Obligations under long-term leases	(441)	(344)	(265)
Additions of long-term debt	360,210	216,526	1,190

Net Cash Provided by (Used for) Financing Activities	74,457	181,873	(61,758)

Investing Activities:
Lease deposits and other investments	69,838	(103,593)	29,244
Electric plant additions	(267,981)	(94,332)	(51,176)
Decommissioning fund deposits	(681)	(681)	(681)

Net Cash Used for Investing Activities	(198,824)	(198,606)	(22,613)

Net Change in Cash and Cash Equivalents	(10,152)	57,722	(4,829)
Cash and Cash Equivalents Beginning of Year	77,981	20,259	25,088

Cash and Cash Equivalents End of Year	$67,829	$77,981	$20,259

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

          We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our Class A members are twelve customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland, and parts of West Virginia.  Our sole Class B member is TEC Trading, Inc.  (“TEC Trading”), a corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC Trading.  Our rates are not regulated by the respective states’ public service commissions, but are set periodically by a formula that was accepted for filing by the Federal Energy Regulatory Commission (“FERC”) on May 18, 1992.

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

Electric Plant

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

Depreciation, Amortization and Decommissioning

          Depreciation is based on the straightline method at rates that are designed to amortize the original cost of properties over their respective service lives.  Depreciation rates, excluding accelerated depreciation associated with our “Strategic Plan Initiative”, for jointly owned depreciable plant balances at the North Anna Nuclear Power Station (“North Anna”) and the Clover Power Station (“Clover”) were approximately 3.0%, 3.1%, and 3.0% in 2002, 2001 and 2000, respectively, for North Anna and were approximately 2.7% for each of 2002, 2001, and 2000 for Clover.

          In accordance with our Strategic Plan Initiative, we recorded $18.5 million and $65.0 million, of accelerated depreciation on our generation assets in 2001 and 2000, respectively.  We ceased recording accelerated depreciation on our generation assets under our Strategic Plan Initiative effective June 1, 2001.  See Note 14— Commitments and Contingencies to the Consolidated Financial Statements.

          We accrue decommissioning costs over the expected service life of North Anna and make periodic deposits in a trust fund, such that the fund balance will equal our estimated decommissioning cost at the time of decommissioning.  The present value of our future decommissioning cost is credited to the decommissioning reserve; increases are charged to our member distribution cooperatives through our rates.  Decommissioning expense for 2002 was based on the 1998 Virginia Power site specific study which projected our estimated cost to decommission North Anna to be $91.3 million.  The cost estimate assumed that the plant would  be dismantled when it is decommissioned and the decommissioning of North Anna would begin in 2018 and 2020 for North Anna Units 1 and 2, respectively.  Annual decommissioning expense, net of earnings on the fund, was $0.7 million in 2002, 2001, and 2000.  In May 2001, Virginia Electric and Power Company (“Virginia Power”) filed an application with the Nuclear Regulatory Commission (“NRC”) to renew the operating licenses for North Anna to permit the operation of North Anna Units 1 and 2 to 2038 and 2040, respectively.  Virginia Power received approval from the NRC for the renewal of the operating licenses for North Anna on March 20, 2003.  In late 2002, a new site specific study was completed assuming the life extension and projected our estimated cost to decommission North Anna to be $80.9 million.  Beginning in 2003, we will adjust our depreciation rates and our calculation of decommissioning expense to reflect the life extension and new study, respectively.  See Note 1—New Accounting Pronouncement to the Consolidated Financial Statements.

Nuclear Fuel

          Nuclear fuel is amortized on a unit of production basis sufficient to fully amortize the cost of fuel over the estimated service life.

          Permanent storage under the Nuclear Waste Policy Act of 1982, the Department of Energy (“DOE”) is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE.  However, since the DOE did not begin accepting spent fuel in 1998 as specified in its contracts, Virginia Power is providing on-site spent nuclear fuel storage at the North Anna facility.  These facilities are expected to be adequate until the DOE begins accepting the spent nuclear fuel.  In February 2002, the Secretary of Energy recommended that Yucca Mountain in Nevada be developed as a permanent repository for spent nuclear fuel.  The plan may be appealed by the state of Nevada and is subject to various congressional approvals and NRC licensing.

Allowance for Borrowed Funds Used During Construction

          Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used.  We capitalize interest on borrowings for significant construction projects.  Interest capitalized in 2002, 2001, and 2000, was $13.5 million, $1.0 million, and $0.3 million, respectively.

Income Taxes

          As a not-for-profit electric cooperative, we are currently exempt from federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended.  Accordingly, no provisions for income taxes have been reflected in the accompanying consolidated financial statements.

Operating Revenues

          Our operating revenues are derived from sales to our members and non-members.  We sell energy to our Class A members pursuant to long-term wholesale power contracts that we maintain with each of our member distribution cooperatives.  These wholesale power contracts obligate each member distribution cooperative to pay us for power furnished in accordance with our rates.  Power furnished is determined based on month-end meter readings.  At December 31, 2002, 2001, and 2000, sales to our member distribution cooperatives were $488.9 million, $476.6 million, and $414.9 million, respectively.  See Note 4—Wholesale Power Contracts to the Consolidated Financial Statements.

          We sell excess purchased energy to our Class B member under FERC market-based rate authority.  In 2002, sales to our Class B member were $2.6 million; there were none in 2001 and 2000.

          We also sell excess purchased energy and excess generated energy from Clover to non-members.  Excess purchased energy is sold to the PJM Interconnection, LLC (“PJM”) under its rates for providing energy imbalance service.  Excess energy from Clover is sold to Virginia Power, a related party, under the terms of our contracts with Virginia Power relating to the construction and operation of Clover (the “Clover Agreements”).  At December 31, 2002, 2001, and 2000, energy sales to non-members were $3.1 million, $10.7 million, and $7.1 million, respectively.

Energy Purchase Contracts

          We enter into energy purchase contracts to serve our member distribution cooperatives’ energy requirements.  In 2002, 2001, and 2000, energy purchase contracts supplied approximately 53.9%, 49.9%, and 44.4%, respectively, of our energy requirements.  The related costs of these energy contracts is recorded monthly as purchased power expense based on megawatt-hours purchased and the terms of the contract.  Additionally, in 2002, 2001 and 2000, we purchased options for the right to purchase a stated quantity of megawatt-hours in the future at a stated price.  Prior to April 1, 2002, these energy option premiums were included in deferred charges and expensed through purchased power as the options expired.  At December 31, 2001, we had recorded option premiums of $9.7 million included in deferred charges other.  During 2002 and 2001, we expensed option premiums totaling $7.8 million and $0.9 million, respectively, as purchased power expense.  See Note 1—Financial Instruments—to the Consolidated Financial Statements for treatment subsequent to April 1, 2002.

Regulatory Assets and Liabilities

          We account for certain revenues and expenses as a rate regulated entity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”.  SFAS No. 71 allows certain revenues and expenses to be deferred at the discretion of our board of directors, which has budgetary and rate setting authority, if it is probable that such amounts will be refunded or recovered through our formulary rate in future years.  Regulatory assets represent certain costs that are expected to be recovered from our member distribution cooperatives based on rate action by our board of directors in accordance with our formulary rate.  Regulatory liabilities represent certain probable future reduction in revenues associated with amounts that are to be refunded to our member distribution cooperatives based on rate action by our board of directors in accordance with our formulary rate.  Regulatory assets are included in deferred charges.  Regulatory liabilities are included in deferred credits and other liabilities.  Deferred energy (see Note 1—Deferred Energy—to the Consolidated Financial Statements) and deferred revenue are included as current assets or current liabilities.  The regulatory assets and liabilities will be recognized as expenses or as a reduction in expenses, concurrent with their recovery through rates.

Debt Issuance Costs

          Costs associated with the issuance of debt totaled $11.9 million and $7.3 million at December 31, 2002 and 2001, respectively and are included in deferred charges – other.  These costs are being amortized using the effective interest method over the life of the respective debt issues, and are included in interest charges, net.

Deferred Credits and Other Liabilities-Other

          Deferred credits and other liabilities-other, includes gains on long-term lease transactions (see Note 5 – Long-Term Lease Transactions—to the Consolidated Financial Statements), DOE decontamination and decommissioning liability, derivative liability associated with SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities”, and liabilities associated with benefit plans for certain executives.  Gains on long-term lease transactions totaled $44.8 million and $47.6 million at December 31, 2002 and 2001, respectively.  These gains are being amortized into income ratably over the terms of the operating leases as a reduction to depreciation, amortization and decommissioning expense.  DOE decontamination and decommissioning liability totaled $1.3 million and $1.7 million at December 31, 2002, and 2001, respectively.  Deferred credit option liability totaled $8.2 million and zero at December 31, 2002, and December 31, 2001, respectively.  Liabilities associated with benefit plans for certain executives were $0.2 million at both December 31, 2002 and 2001.

Deferred Energy

          We use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives.  Our deferred energy balance represents the net accumulation of any previous under- or over-collection of energy costs.  At December 31, 2002, we had a deferred energy credit of $3.0 million (representing an over-collection), and at December 31, 2001, we had a deferred energy charge of $18.2 million (representing an under-collection).  Deferred energy charges are recovered from our member distribution cooperatives in the succeeding year in accordance with the tariffs then in effect.

Financial Instruments

          Financial instruments included in the decommissioning fund are classified as available for sale, and accordingly, are carried at fair value.  Unrealized gains and losses on investments held in the decommissioning fund are deferred as an adjustment to the decommissioning reserve until realized.

          Our investments in marketable securities, which are actively managed, are classified as available for sale and are recorded at fair value.  Unrealized gains or losses on these investments, if material, are reflected as a component of capitalization.  Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost.  See Note 6—Investments—to the Consolidated Financial Statements.  Other investments are recorded at cost, which approximates market value.

          Prior to April 1, 2002, we qualified to utilize the normal purchase normal sales exception for our power purchase contracts.  However, in December 2001, certain interpretative guidance related to SFAS No.  133 was revised.  This revised interpretive guidance became effective for us beginning April 1, 2002.  Under the new guidance, certain energy option contracts, which previously qualified for the normal purchases and sales exception under SFAS No.  133, were required to be recorded at market value.  As a result, we recorded a cumulative effect of accounting change adjustment as of April 1, 2002, of $15.9 million net unrealized loss.  The cumulative effect adjustment was recorded to comprehensive income as we designated these contracts as cash flow hedges of forecasted transactions.

Risk Management Policy

          We have established an internal risk management committee to monitor the compliance with our established risk management policies.

          We are exposed to market risks associated with commodity prices for energy and fuel related to our business operations.  We manage our exposure to these fluctuations in energy and fuel market prices by using derivative instruments including energy option contracts and swaps.  We use energy option contracts and swaps to hedge the variability of cash flows associated with changes in market prices of energy.

          We have operating procedures in place to help ensure that proper internal controls are maintained regarding the use of derivatives.

          We enter into energy option contracts to hedge the variability of cash flows associated with changes in the market prices.  At December 31, 2002, we had a net unrealized loss in accumulated other comprehensive income of approximately $10.9 million associated with the effective portion of the change in fair value of the option contracts designated as cash flow hedges.  There was no hedge ineffectiveness during the year ended December 31, 2002.

          Pricing information is obtained from external sources and is used to measure fair value.  For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value.

          We expect to reclassify $10.9 million of net unrealized losses from accumulated other comprehensive income to operating expense over the next twelve months.  During 2002, we reclassified $10.1 million to operating expense.  The effect of the amounts being reclassified to expense will generally be offset by the recognition of the hedged transactions.

          At December 31, 2002, deferred credits and other liabilities included an $8.2 million derivative liability related to these contracts.

          We are also exposed to credit risk in our business operations.  We have adopted a Credit Risk Policy that establishes the basis for determining counterparty credit standards and processes to determine credit limits.  Our risk management committee monitors credit exposure on a regular basis.  Formal counterparty credit reviews are performed at least annually and informal reviews are performed on an ongoing basis.  At December 31, 2002, we did not have requirements for any collateral from counterparties involved in our power trading activities.

Patronage Capital

          We are organized and operate as a cooperative.  Patronage capital represents our retained net margins, which have been allocated to our member distribution cooperatives based upon their respective power purchases in accordance with our bylaws.  Any distributions are subject to the discretion of our board of directors and the restrictions contained in the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion and Crestar Bank (predecessor to SunTrust Bank), as trustee (as supplemented by fourteen supplemental indentures thereto and hereinafter referred to as the “Indenture”).

Concentrations of Credit Risk

          Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, and receivables arising from sales to our members and non-members.  We place our temporary cash investments with high credit quality financial institutions and invest in debt securities with high credit standards as required by the Indenture and the board of directors.  Cash and cash equivalents balances may exceed FDIC insurance limits.  Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives are limited due to the large member consumer base that represents our member distribution cooperatives’ accounts receivable.  Receivables from our member distribution cooperatives at December 31, 2002 and 2001, were $46.0 million and $42.4 million, respectively.

Cash Equivalents

          For purposes of our Consolidated Statements of Cash Flows, we consider all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

New Accounting Pronouncement

          In 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for us beginning January 1, 2003.  SFAS No.  143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized asset is depreciated over the useful life of the longlived asset.  SFAS No.  143 requires that any transition adjustment determined at adoption be recognized as a cumulative effect of a change in accounting principle.  We do not believe that the adoption of this statement will have a material effect on the results of our operations due to our ability to recover these costs, or our requirement to pass on any gains, through our formulary rate.  While we have not finalized our calculations, we anticipate that the gain recognized on adoption will be deferred as a regulatory liability.

Reclassifications

          Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

NOTE 2—Jointly Owned Plants

          We have an 11.6% undivided ownership interest in North Anna, a two-unit, 1,842 MW (net capacity rating) nuclear power facility, as well as nuclear fuel and common facilities at the power station, and a portion of spare parts inventory, and other support facilities.  North Anna is operated by Virginia Power, which owns the balance of the plant.  We are responsible for 11.6% of all post acquisition date additions and operating costs associated with the plant, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for North Anna, and must fund these items.  Our portion of assets, liabilities, and operating expenses associated with North Anna are included in our consolidated financial statements.  At December 31, 2002 and 2001, we had an outstanding accounts payable balance of $5.2 million and $1.8 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at the North Anna facility

          We hold a 50% undivided ownership interest in Clover, a two-unit, 882 MW (net capacity rating) coal-fired electric generating facility operated by Virginia Power.  We are responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for Clover, and must fund these items.  Our portion of assets, liabilities, and operating expenses associated with Clover are included in our consolidated financial statements.  At December 31, 2002 and 2001, we had an outstanding accounts payable balance of $2.0 million and $5.8 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at the Clover facility.

          Our investment in jointly owned plants at December 31, 2002, excluding accelerated depreciation of $127.2 million, was as follows:

	North Anna	Clover

	(in millions, except percentages)

Ownership interest	11.6%	50.0%
Electric plant in service	$253.7	$637.4
Accumulated depreciation	(113.2)	(120.6)
Nuclear fuel	44.2	—
Accumulated amortization of nuclear fuel	(40.0)	—
Plant Acquisition Adjustment	51.8	—
Accumulated amortization of plant acquisition adjustment	(51.8)	—
Construction work in progress	11.6	10.8

          Projected capital expenditures for North Anna for 2003 through 2005 are $11.9 million, $17.7 million and $13.6 million, respectively.   Projected capital expenditures for Clover for 2003 through 2005 are $7.4 million, $1.8 million and $2.0 million, respectively.

NOTE 3—Power Purchase Agreements

          In 2002, 2001, and 2000, North Anna and Clover together furnished approximately 46.1%, 50.1%, and 55.6%, respectively, of our energy requirements.  The remaining needs were satisfied through purchase power agreements from other power suppliers and purchases of energy in the forward, short-term and spot markets.

         Under the terms of the I&O Agreement, Virginia Power sells us reserve capacity and energy for North Anna and Clover. We plan to purchase our reserve capacity requirements for North Anna and Clover from Virginia Power for the term of the I&O Agreement, which expires on the earlier of the date on which all facilities at North Anna have been retired or decommissioned and the date we have no interest in North Anna. In 2002, Virginia Power provided us with approximately half of our monthly supplemental and all of our peaking capacity requirements necessary to meet the needs of our mainland Virginia member distribution cooperatives not supplied from our portion of the output of North Anna and Clover. Under the I&O Agreement, we will not purchase any of our supplemental capacity requirements from Virginia Power in 2003. We will continue to purchase our peaking capacity requirements from Virginia Power through 2003.

          The price of energy we pay for the peaking portion of our Virginia Power purchases equals Virginia Power’s owned combustion turbine costs used to generate that energy. Previously, the price of energy we paid for the supplemental portion of our Virginia Power purchases equaled an average price of predetermined Virginia Power owned combustion turbine and combined cycle facilities used to generate that energy. We have the contractual right to elect not to purchase energy under the I&O Agreement if we can purchase more economical energy from other sources.

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

          We have an agreement with the Public Service Electric & Gas (“PSE&G”) to purchase 150 MW of capacity, consisting of 75 MW of intermediate or peaking capacity and 75 MW of base load capacity, as well as reserves and associated energy, through 2004. The agreement with PSE&G contains fixed capacity charges, including transmission charges, for the base, intermediate, and peaking capacity to be provided under the agreement. However, either party can apply to FERC in some circumstances to recover changes in specified costs of providing services. If a change in rate occurs, the party adversely affected may terminate the agreement on one year’s notice. We may purchase the energy associated with the PSE&G capacity from PSE&G or other power suppliers. If purchased from PSE&G, the energy cost is based on PSE&G’s incremental cost above its own power supply requirements. See Note 14—Commitments and Contingencies to the Consolidated Financial Statements.

          We executed an agreement with Williams to meet a portion of our member distribution cooperatives’ capacity and energy needs. We began making purchases under the Williams agreement on September 1, 2001. We purchased 331 MW of capacity for the period January 1, 2002 through April 30, 2002, 245 MW of capacity for the period May 1, 2002 through December 31, 2002, and expect to purchase 490 MW of capacity for the period January 1, 2003 through May 31, 2003. In addition to having the rights to this capacity, the contract grants us the option to purchase energy at fixed rates that vary over the terms of the contract.

          We purchase power from AEP—Virginia pursuant to three agreements. Combined, the agreements allow for purchases of up to 108 MW a year. Charges for power purchased under these contracts are based on AEP—Virginia’s wholesale rate tariff filed with FERC. Each of the agreements remains in effect until November 2003.

          We purchase power pursuant to power purchase contracts with Allegheny Energy Supply (“Allegheny”), a subsidiary of Allegheny Power Resources. These contracts met the capacity and energy requirements of our member distribution cooperatives in Allegheny Power Resources’ service area in mainland Virginia for 2002 and the capacity needs up to 25 MW through May 2005.

          In October 2001, we executed an agreement with Constellation to purchase 150 MW of capacity from May 1, 2002 through May 31, 2003 to meet a portion of our Delmarva member distribution cooperatives’ capacity requirements. This contract is for capacity only and does not include rights to energy.

          To replace the contracts with Allegheny and with AEP—Virginia discussed above, we issued a request for power supply proposals in the fall of 2002. As a result of this request, we negotiated a fixed-price contract with Constellation to supply these purchase power needs from January 1, 2003 to May 31, 2008. Transmission service is supplied under PJM’s transmission tariff for the Allegheny area power requirements, and the AEP-Virginia open access transmission tariff for power requirements served in its area.

          As a part of the construction and ownership agreement with ConEd for the Rock Springs facility, ConEd has agreed to sell us power through May 31, 2003, which coincides with the expected in service date of our first Rock Springs unit. On June 1, 2002 through November 30, 2002, ConEd agreed to sell to us 150 MW of capacity and a call option on the energy. Effective December 1, 2002, and continuing through May 31, 2003, ConEd agreed to sell us 175 MW of capacity and a call option on the energy.

          We also purchase a portion of our energy requirements from the market using forward contracts, and short-term and spot purchases. These purchasing strategies are associated with the changing contracts and the ability to forego purchasing energy under existing contracts. These strategies, however, are not without risk. To mitigate the risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we have developed policies and procedures to manage the risks in the changing business environment and in 2001, we became an equity owner in APM.

          Congestion.    Due to transmission import limitations into the Delmarva Peninsula, we paid approximately $11.4 million  in congestion costs in 2002.  These costs were incurred under the PJM Independent System Operator rules when higher cost generation must be run due to transmission constraints.  The congestion charges were offset by credits of approximately $3.1 million for our ownership of fixed transmission rights.  Net congestion costs for 2002, 2001, and 2000 were approximately $8.3 million, $11.6 million and $12.0 million, respectively.

          Our purchased power costs for the past three years were as follows :

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Mainland Virginia area	$164.0	$118.2	$81.1
Delmarva Peninsula area	124.0	152.2	108.0

	$288.0	$270.4	$189.1

          Our power purchase agreements contain certain firm capacity and minimum energy requirements.  As of December 31, 2002, our minimum purchase commitments under the various agreements, without regard to capacity reductions or cost adjustments, were as follows:

Year Ending December 31,	Firm Capacity Requirements	Minimum Energy Requirements	Total

	(in millions)
2003	$29.9	$39.2	$69.1
2004	7.3	—	7.3
2005	.2	—	.2
2006	—	—	—
2007	—	—	—

	$37.4	$39.2	$76.6

NOTE 4—Wholesale Power Contracts

          We have a wholesale power contract with each of our member distribution cooperatives whereby each member distribution cooperative is obligated to purchase substantially all of its power requirements from us through the year 2028.  Each such contract provides that we shall provide all of the power that the member distribution cooperative requires for the operation of its system, with limited exceptions, to the extent that we have the power and facilities available.  Each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract in accordance with rates and charges established by us pursuant to our formulary rate which has been accepted by FERC.  Under the accepted formulary rate, our rates are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine our revenue requirements.  The formula is intended to permit collection of revenues, which, together with revenues from all other sources, are equal to all costs and expenses, plus an additional 20% of total interest charges, plus additional equity contributions as approved by our board of directors.  It also provides for the periodic adjustment of rates to recover actual, prudently incurred costs, whether they increase or decrease, without further application to or acceptance by FERC.  In accordance with the formula, the board of directors can authorize accelerating the recovery of costs in the establishment of rates.  The formulary rate allows us to recover and refund amounts under our Margin Stabilization Plan (described below).

          We have established a Margin Stabilization Plan that allows us to review our actual capacity-related cost of service and capacity sales as of year end and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as required by our board of directors.  Our formulary rate allows us to recover and refund amounts under the Margin Stabilization Plan.  We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year.  We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, in the succeeding year.  In 2002, under our Margin Stabilization Plan, we reduced revenues from power sales and increased accounts payable—members by $3.6 million.  There was no adjustment to revenues from power sales under our Margin Stabilization Plan in 2001 or 2000.

          Revenues from the following member distribution cooperatives equaled or exceeded 10% of our total revenues for the past three years:

	Year Ended December 31,

	2002	2001	2000

	(in millions)

Northern Virginia Electric Cooperative	$134.2	$129.5	$110.5
Rappahannock Electric Cooperative	107.4	104.5	89.0
Delaware Electric Cooperative	50.9	48.9	44.1

NOTE 5—Long-term Lease Transactions

          On March 1, 1996, we entered into a long-term lease transaction with an owner trust for the benefit of an institutional equity investor.  Under the terms of the transaction, we entered into a 48.8 year lease of our interest in Clover Unit 1 (valued at $315.0 million) to such owner trust, and simultaneously entered into a 21.8 year lease of the interest back from such owner trust.  As a result of the transaction, we recorded a deferred gain of $23.6 million, which is being amortized into income ratably over the 21.8 year operating lease term, as a reduction to operating expenses.  A portion of the proceeds from the transaction, $23.9 million, was used to retire a portion of our 8.76% First Mortgage Bonds, 1992 Series A.  Concurrent with the retirement of a portion of our 8.76% First Mortgage Bonds 1992 Series A Bonds, we issued a like amount of zero coupon First Mortgage Bonds, 1996 Series A with an effective interest rate of 7.06%.

          On July 31, 1996, we entered into a long-term lease transaction with a business trust created for the benefit of another equity investor.  Under the terms of the transaction, we entered into a 63.4 year lease of our interest in Clover Unit 2 (valued at $320.0 million) to such business trust and simultaneously entered into a 23.4 year lease of the interest back from such business trust.  As a result of the transaction, we recorded a deferred gain of $39.3 million, which is being amortized into income ratably over the 23.4 year operating lease term, as a reduction to operating expenses.

          Gains on these long-term lease transactions totaled $44.8 million and $47.6 million at December 31, 2002 and December 31, 2001, respectively.

NOTE 6—Investments

          Investments were as follows at December 31, 2002 and 2001:

Description	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
December 31, 2002
Available for Sale:
Corporate Obligations	$18,110	$—	$—	$18,110
Registered investment companies(1)	27,648	—	(90)	27,558
Common stock	32,606	—	(3,410)	29,196
Short-term investments	59,842	—	—	59,842

	$138,206	$—	$(3,500)	$134,706

Held to Maturity:
U.S. Government obligations	$104,427	$18,935	$—	$123,362
Corporate obligations	37,265	—	—	37,265

	$141,692	$18,935	$—	$160,627

Other	$1,820	$—	$—	$1,820

December 31, 2001
Available for Sale:
U.S Government agencies	$9,477	$—	$(22)	$9,455
Corporate obligations	7,563	127	(3)	7,687
Registered investment companies(1)	25,621	—	(587)	25,034
Asset backed securities	9,475	166	(13)	9,628
Mortgaged backed securities	8,073	144	—	8,217
Common stock	32,293	3,659	(1,288)	34,664
Short-term investments	64,788	—	—	64,788

	$157,290	$4,096	$(1,913)	$159,473

Held to Maturity:
U.S. Government obligations	$154,895	$10,091	$—	$164,986
Corporate obligations	39,777	7	—	39,784

	$194,672	$10,098	$—	$204,770

Other	$1,903	$—	$—	$1,903

(1)	Investments included herein are primarily invested in corporate obligations.

          Contractual maturities of debt securities at December 31, 2002 were as follows:

Description	Less Than One Year	One Through Five Years	More Than Five Years	Total

	(in thousands)
Available for Sale	$—	$—	$18,110	$18,110
Held Maturity	55,074	1,114	85,504	141,692

	$55,074	$1,114	$103,614	$159,802

          Realized gains and losses on the sale of securities are determined on the basis of specific identification.  During 2002 and 2001, sales proceeds from the sale of available for sale securities were $161.3 million and $97.9 million, respectively.  Gross realized gains on the sale of available for sale securities in 2002, 2001, and 2000, were $0.3 million, $1.3 million, and $0.6 million, respectively.  Gross realized losses on the sale of available for sale securities in 2002, 2001, and 2000, were $0.4  million, $0.3 million, and $0.9 million, respectively.

NOTE 7 – Regulatory Assets and Liabilities

          In accordance with SFAS No. 71, we record assets and liabilities that result from our ratemaking.

          Our regulatory assets and liabilities at December 31, 2002 and 2001, were as follows:

	2002	2001

	(in thousands)
Regulatory assets:
Additional power costs resulting from FERC Docket No. EL98600	$30,925	$—
Unamortized losses on reacquired debt	33,256	12,925
DOE decontamination and decommissioning	1,702	2,087

Total regulatory assets	$65,883	$15,012

Regulatory liabilities:
Unamortized gains on reacquired debt	$1,303	$1,369

Total regulatory liabilities	$1,303	$1,369

Regulatory assets and (liabilities) included in current assets and current liabilities
Deferred energy	$(3,039)	$18,244

Deferred revenue	$(10,278)	$(11,405)

          The regulatory assets will be recognized as expenses concurrent with their recovery through rates and the regulatory liabilities will be recognized as a reduction to expenses concurrent with their refund through rates.

Regulatory assets are included in deferred charges and are detailed as follows:

•

Additional power costs resulting from FERC Docket No. EL98600 represents additional charges for transmission service to PSE&G for surcharge amounts of pancaked rates from April 1, 1998, through December 31, 2002.  We will amortize these costs over 48 months beginning February 1, 2003, as they are recovered through rates.  See Note 14—Commitments and Contingencies—to the Consolidated Financial Statements.

•

Unamortized losses on reacquired debt are the costs we incurred to purchase our outstanding indebtedness prior to its scheduled retirement.  These losses are amortized over the life of the original indebtedness and will be fully amortized in 2023.

•

DOE decontamination and decommissioning represents our share of the costs for decontamination and decommissioning levied under the Atomic Energy Act of 1954, as amended by Title XI of the Energy Policy Act of 1992.  These costs will be fully amortized in 2007.  These assets are costs that have been deferred based on rate action by our board of directors and approval by FERC.

Regulatory liabilities are included in deferred credits and other liabilities and are detailed as follows:

•

Unamortized gains on reacquired debt are the gains we recognized when we purchased our outstanding indebtedness prior to its scheduled retirement.  These gains are amortized over the life of the original indebtedness and will be fully amortized in 2023.

Regulatory assets and liabilities included in current assets and liabilities are detailed as follows:

•	Deferred energy—see Note 1—Deferred Energy—to the Consolidated Financial Statements for our method of accounting for deferred energy.

•

Deferred revenue represents revenue we collected in advance for anticipated future costs.  In 2001, we deferred $11.4 million to partially offset anticipated increases in costs in 2002.  This deferred balance was amortized through our rates in 2002.  In 2002, we deferred $10.3 million to partially offset anticipated increases in costs in 2003.  We currently anticipate amortizing this deferred balance through our rates in 2003.

NOTE 8—Long-term Debt

          Long-term debt consists of the following:

	December 31,

	2002	2001

	(in thousands)
$27,755,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.00%	$27,755	$—
$32,455,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.62%	32,455	—
$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	300,000	—
$215,000,000 principal amount of 2001 Series A Bonds due 2011 at an interest rate of 6.25%	215,000	215,000
$5,000,000 principal amount of First Mortgage Bonds, 1998 Series B, due 2002 at an interest rate of 4.25%	—	5,000
$109,182,937 principal amount of First Mortgage Bonds, 1996Series B, due 2018 at an effective interest rate of 7.06%	108,601	108,601
$130,000,000 principal amount of First Mortgage Bonds, 1993 Series A, due 2013 at an interest rate of 7.48%	125,300	125,300
$120,000,000 principal amount of First Mortgage Bonds, 1993 Series A, due 2023 at an interest rate of 7.78%	18,500	18,500
$150,000,000 principal amount of First Mortgage Bonds, 1992 Series A, due 2002 at an interest rate of 7.97%	—	27,922
$350,000,000 principal amount of First Mortgage Bonds, 1992 Series A, due 2022 at an interest rate of 8.76%	—	176,555
$60,210,000 principal amount of First Mortgage Bonds, 1992 Series C, due 1997 through 2022 at interest rates ranging from 4.90% to 6.50%	—	54,535
Virginia Electric and Power Company Promissory Note (North Anna), due December 1, 2008 with variable interest rates (fixed at December 31, 2002, at 5.25% and averaging 3.26% in 2001)	6,750	6,750
First Mortgage Bonds due 2002 at interest rates ranging from 2.60% to 5.25%	—	5,675

	834,361	743,838
Less unamortized discounts and premiums	(71,766)	(78,679)
Less current maturities	(11,913)	(39,927)

Total Long-term Debt	$750,682	$625,232

Substantially all of our assets are pledged as collateral under the Indenture.

          During 2002 and 2001, we purchased and redeemed approximately $229.8 million and $3.6 million, respectively, of our First Mortgage Bonds, 1992 Series A and 1993 Series A.  The transactions resulted in a net loss of approximately $21.1 million in 2002 and $0.4 million in 2001, including the write-off of original issuance costs.  The net gains and losses have been deferred and are being amortized over the life of the remaining bonds.  At December 31, 2002, deferred gains and losses on reacquired debt totaled a net loss of approximately $32.0 million.

          Estimated maturities of long-term debt for the next five years are as follows:

Years Ending December 31,	(in thousands)

2003	$11,913
2004	11,826
2005	24,240
2006	24,143
2007	24,042

          The aggregate fair value of long-term debt was $881.6 million and $759.7 million at December 31, 2002 and 2001, respectively, based on current market prices.  For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.  We believe that the carrying amount of debt issues with variable rates is a reasonable estimate of fair value.

NOTE 9—Short-term Borrowing Arrangements

          We maintain committed lines of credit to cover short-term funding needs.  Currently, we have short-term variable rate lines of credit in the aggregate amount of $235.0 million.  At December 31, 2002 and 2001, we had no short-term borrowings outstanding under any of these arrangements.  We had outstanding letters of credit totaling $5.1 million and $19.6 million at December 31, 2002 and 2001, respectively.  We expect the working capital lines of credit to be renewed as they expire.   We expect the construction-related lines of credit to be renewed until no longer necessary for the development and construction of the combustion turbine facilities.

          We maintain a policy which allows our member distribution cooperatives to pre-pay or extend payment on their monthly power bills.  Under this policy, we pay interest on early payment balances at a blended investment and outside short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and outside short-term borrowing rate.  Amounts advanced by our member distribution cooperatives are included in accounts payable - members and totaled $59.9 million and $38.2 million at December 31, 2002 and 2001, respectively.  Amounts extended by our member distribution cooperatives are included in receivables and totaled $1.6 million and $0.3 million at December 31, 2002 and 2001, respectively.

NOTE 10—Employee Benefits

          Substantially all of our employees participate in the National Rural Electric Cooperative Association (“NRECA”) Retirement and Security Program, a noncontributory, defined benefit multiple employer master pension plan.  The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement.  Pension expense for 2002, 2001, and 2000, was $542,000, $479,000, and $430,000, respectively.

          We have also elected to participate in a defined contribution 401(k) retirement plan administered by Diversified Investment Advisors.  Under the plan, employees may elect to have up to 23% or $11,000, whichever is less, of their salary withheld on a pretax basis, subject to Internal Revenue Service limitations, and invested on their behalf.  We match up to the first 2% of each participant’s base salary.  Our matching contributions were $85,000, $79,000, and $75,000, in 2002, 2001, and 2000,  respectively.  In 2000 the plan was administered by the NRECA.

          We adopted a plan on February 12, 2002, permitting us to grant selected employees the option to purchase shares in specified mutual funds.  On March 1, 2002, we entered into an option agreement under the plan with two officers.  Under the agreements, we granted each of these officers the option to purchase from us shares of mutual funds.  The price to be paid for exercise of the option shares is 25% of the stated total option value amount which has vested as of the date of the purchase.  The stated total option value amount for each agreement is $408,000 and vests in equal amounts on March 1, 2002, and each January 1st thereafter until 2007.  Option value amounts vest under the agreement only if the officer is still an employee on the applicable vesting date.  Vesting accelerates if a change of control occurs or if the officer dies or becomes disabled.  At December 31, 2002, the total vested option value for the plan was $170,000.

          Neither officer can exercise his rights under the agreement unless he has attained retirement age as identified in our retirement policy (currently age 62) and terminated his employment with us, including as a result of his death or disability.  Each officer (or his beneficiary or representative) must exercise the option before March 1, 2017.  If we terminate the officer for cause, all vested and unvested option rights expire immediately as of the date of the misconduct.

          We provide no other significant postretirement benefits to our employees.  However, in conjunction with the I&O Agreement, we are required to pay 11.6% of the operating costs associated with North Anna and 50% of the operating costs associated with Clover, including postretirement benefits of Virginia Power employees whose costs are allocated to those stations.  These postretirement benefits other than pensions resulted in an increase in expense to us of approximately $0.7 million, $0.8 million, and $0.7 million in 2002, 2001, and 2000, respectively.  We are recovering through our rates the expense as it is billed by Virginia Power.

NOTE 11—Insurance

          As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage.  All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

          The Price Anderson Act limits the public liability of a nuclear power plant owner to $9.5 billion for a single nuclear incident.  The Price Anderson Act Amendment of 1988 allows for an inflationary provision adjustment every five years.  Virginia Power has purchased $200 million of coverage from the commercial insurance pools with the remainder provided through a mandatory industry risk sharing program.  In the event of a nuclear incident at any licensed nuclear reactor in the United States, we, jointly with Virginia Power, could be assessed up to $88.0 million for each licensed reactor not to exceed $10.0 million per year per reactor.  There is no limit to the number of incidents for which this retrospective premium can be assessed.

          The Price Anderson Act was first enacted in 1957 and has been renewed three times—in 1967, 1975, and 1988.  Price Anderson expired August 1, 2002, and Congress is currently holding hearings to reauthorize the legislation.  The expiration of the Price Anderson Act has no impact on existing nuclear license holders.

          Virginia Power’s current level of property insurance coverage, $2.55 billion for North Anna, exceeds the NRC’s minimum requirement for nuclear power plant licensees of $1.06 billion for each reactor site and includes coverage for premature decommissioning and functional total loss.  The NRC requires that the proceeds from this insurance be used first to return the reactor to and maintain it in a safe and stable condition and second to decontaminate the reactor and station site in accordance with a plan approved by the NRC.  The nuclear property insurance is provided to Virginia Power and us, jointly, by Nuclear Electric Insurance Limited (“NEIL”), a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company.

          The maximum assessment for the current policy period is $43.0 million.  Based on the severity of the incident, the board of directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment.  We, jointly with Virginia Power, have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available, because they must first be used for stabilization and decontamination.

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

          Our share of the contingent liability for the coverage assessments described above is a maximum of $27.6 million at December 31, 2002.

NOTE 12—Regional Headquarters, Inc.

          We own 50% of RHI, which holds title to the office building that is being partially leased to us.  We are obligated to make lease payments equal to one half of RHI’s annual operating expenses, net of rental income from third party lessees, through the year 2016.  During 2002, 2001, and 2000, our rent expense was $285,000, $296,000, and $236,000, respectively.

          Estimated future lease payments, without regard to changes in square footage, third party occupancy rates, operating costs, and inflation are as follows:

Year Ending December 31	(in thousands)

2003	$384
2004	384
2005	384
2006	384
2007	384
2008 and thereafter	3,456

$5,376

NOTE 13—Supplemental Cash Flows Information

          Cash paid for interest, net of allowance for funds used during construction, in 2002, 2001, and 2000, was $50.9 million, $40.3 million, and $41.3 million, respectively.

          We have included an unrealized deferred loss of approximately $3.5 million and an unrealized deferred gain of approximately $1.8 million in 2002 and 2001, respectively, in the decommissioning reserve.

NOTE 14—Commitments and Contingencies

          Strategic Plan Initiative—In 1997, we adopted certain strategic objectives designed to mitigate the effects of transition to a competitive electric market, which became known as our Strategic Plan Initiative.  As part of our Strategic Plan Initiative, we recorded accelerated depreciation on our generating assets from January 1, 1999 through June 1, 2001, and recovered the additional expense through rates pursuant to our formulary rate.  During 2001 and 2000, we recorded additional depreciation of $18.5 million and $65.0 million, respectively.  We collected $160.3 million through our Strategic Plan Initiative which we used to purchase a portion of our outstanding debt.  We ceased recording accelerated depreciation on our generating assets under our Strategic Plan Initiative effective June 1, 2001 since we determined that the objective of the Strategic Plan Initiative had been met.

         Legal–

          PSE&G— In December, 1992 we entered into an agreement with PSE&G to purchase 150 MW of capacity, consisting of 75 MW of intermediate or peaking capacity and 75 MW of base load capacity, as well as reserves and associated energy, through 2004.  The agreement with PSE&G contains fixed capacity charges, including transmission charges, for the base, intermediate, and peaking capacity to be provided under the agreement.  However, either party can apply to FERC in some circumstances to recover changes in specified costs of providing services.  If a change in rate occurs, the party adversely affected may terminate the agreement on one year’s notice.  We may purchase the energy associated with the PSE&G capacity from PSE&G or other power suppliers.  If purchased from PSE&G, the energy cost is based on PSE&G’s incremental cost above its own power supply requirements.

          In October 1997, we filed with FERC a complaint against PSE&G asserting that our agreement with PSE&G should be modified to conform to the restructuring of PJM.  Under the PJM structure, we pay for the transmission of PSE&G power through the zonal rate we currently pay Conectiv.  On May 14, 1998, FERC ruled in our favor as part of its ruling on several cases relating to the restructuring of PJM, ordering PSE&G to remove all transmission costs from its rates for capacity and associated energy sold to us, effective April 1, 1998.  PSE&G complied with the FERC order by virtue of a compliance filing submitted to FERC on June 15, 1998.  On November 30, 2000, PSE&G filed with the United States Court of Appeals for the District of Columbia Circuit a petition for review of FERC’s orders in this matter.  On July 12, 2002, the Court of Appeals vacated FERC’s May 14, 1998 ruling and remanded all of these cases relating to the restructuring of PJM to FERC for further consideration.

          On December 19, 2002, FERC issued an order on remand reversing its May 14, 1998 generic PJM restructuring ruling.  FERC noted that there was no evidence on record in the generic restructuring proceeding to demonstrate what, if any, unduly discriminatory effects could be attributable to our particular contract, but went on to state that we are free to present evidence based on the specifics of our contract with PSE&G under Section 206 of the Federal Power Act.  On January 24, 2003, we filed an amended and renewed complaint against PSE&G with FERC, requesting that FERC reopen the proceeding regarding the matters raised by our October 1997 complaint.  That initial complaint was dismissed by FERC in August 1998, based on FERC’s generic PJM restructuring ruling that ruled in our favor.  Our January 24, 2003 complaint renewal and amendment urges FERC to find that rate pancaking to us under our agreement with PSE&G is unlawful and eliminate this rate pancaking treatment effective April 1, 1998 forward.  We also requested that FERC stay any payment obligation by us to PSE&G for surcharge amounts of pancaked rates (incurring charges from multiple transmission owners due to transmission across several systems) from April 1, 1998 through December 31, 2002.  We received an invoice from PSE&G on January 22, 2003, for this surcharge amount of $26.2 million, plus $4.7 million in accumulated interest.

          On February 10, 2003, we informed PSE&G in writing that a payment obligation for any past amount under the 1992 agreement’s surcharge authority remains unauthorized and premature, until so ordered by FERC.  On January 14, 2003, our board of directors approved the collection from our member distribution cooperatives of approximately $32.9 million including interest and related margin requirement beginning February 1, 2003, over forty-eight months, to cover this contingency.  We are paying the amount of pancaked rates on a prospective basis, subject to protest and FERC action on our renewed and amended complaint.

          Enron – On May 9, 2001, we entered into a master power purchase and sales agreement with Enron Power Marketing, Inc.  (“EPMI”).  Pursuant to transactions we entered into under this agreement, EPMI was obligated to deliver power to us through December 31, 2003.  Following its filing for bankruptcy protection on December 2, 2001, EPMI ceased scheduling deliveries of power under the agreement beginning December 15, 2001.  We then terminated the agreement.  EPMI claims that a termination payment is due from us pursuant to the terms of the contract; however, we have disputed that obligation due to EPMI’s fraudulent conduct.  On December 11, 2002, EPMI filed an adversary proceeding against us in the United States Bankruptcy Court for the Southern District of New York seeking to collect the termination payment claimed.  We moved to dismiss that action and to compel arbitration.  On March 4, 2003, the Bankruptcy Court ordered the parties to take the dispute to nonbinding mediation.  The adversary action is stayed pending the mediation.  If it is ultimately determined that we owe any amounts to EPMI, such amounts are not expected to have a material impact on our financial position, results of operations, or cash flow due to our ability to collect such amounts through rates.

          Environmental – We are currently subject to regulation by the EPA and other federal, state, and local authorities regarding the emission, discharge, or release of materials into the environment.  As with all electric utilities, the operation of our generating units could be affected by future environmental regulations.  Capital expenditures and increased operating costs required to comply with any future regulations could be significant.  Expenditures necessary to ensure compliance with environmental standards or deadlines will continue to be reflected in our capital and operating costs.

          We are subject to the Clean Air Act.  The Clean Air Act requires utilities owning fossil fuel fired power stations to, among other things, limit emissions of sulfur dioxide (“SO2”) and nitrogen oxide (“NOx”), one of the precursors of ground level ozone, or obtain allowances for these emissions.  Through the use of pollution control facilities, Clover is designed and licensed to operate at full capacity below the current limitations for SO2 emissions levels and NOx emissions.  Pollution control facilities at Clover include baghouses, wet limestone scrubbers, low NOx burners, and fly ash collection facilities.  Virginia Power, as operator of North Anna and Clover, is responsible for environmental compliance and reporting for the facilities.  If, however, liabilities arise as a result of a failure of environmental compliance at North Anna or Clover, our respective responsibility for those liabilities is governed by the operating agreements for the facilities.

          The combustion turbines emit less pollutants compared to other fossil fuel generation.  The fuels used (natural gas and No. 2 distillate fuel oil) in the combustion turbines have low amounts of SO2.  The combustion turbines are designed with low NOx burners which control NOx emissions when utilizing natural gas.  A water injection system also is used to control NOx emissions when No. 2 distillate fuel oil is utilized.

          In 1998, the EPA issued a rule addressing regional transport of ground level ozone through reductions in NOx.  The rule is commonly known as the NOx State Implementation Plan (“SIP”) call.  The NOx SIP call affects the District of Columbia and 22 states, including Virginia, Maryland, and Delaware and required those states to develop a plan by October 30, 2000, to reduce NOx emissions.  The NOx SIP call also required emissions reduction to be implemented by May 1, 2004.  Fossil fuel electric generating facilities greater than 250 mmBtu/hour will be required to reduce their NOx emissions or obtain NOx emissions allowances from another source.  We and Virginia Power evaluated options for meeting the NOx SIP call as applicable to Clover.  These options included installing additional NOx controls at Clover, purchasing emissions allowances or a combination of both.  The Clover Power Station is presently in the process of installing emissions reduction equipment on both units.  This equipment is expected to reduce NOx emissions from Clover by 25%.  NOx emissions allowances will be purchased to meet the NOx reduction requirement that is not met by the new equipment.  We have commenced negotiations with Virginia Power for it to provide us with the option each year to purchase from it the necessary NOx emissions allowances to compensate for any shortfall between our NOx  emissions allowance requirement for Clover and our portion of the regulatory NOx allocation for Clover.

          North Anna is not impacted by the NOx SIP call because it does not have significant NOx emissions.  Louisa and Marsh Run each will be required to obtain allowances to emit one ton of NOx for every ton of NOx emitted from the facility during the ozone season (May through September) beginning in 2004.  Rock Springs is in an ozone non-attainment area and will be required to obtain allowances to emit one ton of NOx emissions for every ton of NOx emitted during the ozone season as well as 1.3 NOx emissions reduction credits for every ton of potential NOx emissions.  NOx emission reduction credits were required to be obtained prior to the construction of Rocks Springs.  Maryland and Virginia both have a NOx set aside pool for new sources.  This pool sets aside allowances to be distributed to new sources that are not part of the Maryland’s and Virginia’s respective NOx budget.  We expect to receive all of the allowances necessary to operate the Rock Springs facility through at least the 2003 operating period and some allowances should be available for the Louisa and Marsh Run projects.  NOx emissions allowances that are not received from the set aside pool will be purchased in the market for the operation of all three combustion turbine facilities.  We project that we will be able to obtain sufficient quantities of allowances in the future at commercially reasonable prices but increased NOx emissions or increased restrictions could cause the price of allowances to be higher than we expect.

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

          The EPA has promulgated a new regional haze rule, which affects any source that emits NOx or SO2 and that may contribute to the degradation of visibility in national parks and wilderness areas.  Currently, we do not know what controls, if any, may have to be installed at Clover and the three combustion turbine facilities to comply with this rule.

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

          Clover has a Virginia water protection permit that regulates the amount of water allowed to be withdrawn from the Roanoke River.  Clover has approximately a 30-day on-site water supply reservoir to supply the facility during times of low flow when the Roanoke River is below the withdrawal level allowed in the permit.  Due to the severe drought over the last several years, the DEQ granted its consent for the Clover facility to draw water at lower than permitted river flows until completion of a study of the water needs of aquatic resources in the river.  We expect the study to be completed in December 2003.  Clover is working with the DEQ and the Virginia Department of Game and Inland Fisheries on studying the Roanoke River to determine the appropriate withdrawal rates that will protect the river’s resources.  Additional measures to ensure continued operation of the Clover facility at full or partial capacity are being pursued, including application for a special allotment of water from the Roanoke River under emergency powers delegated to the DEQ by the Governor of Virginia as a result of the drought conditions.  On October 22, 2002 the Virginia State Climatology Office reported that the Federal Drought Monitor, effective as of November 19, 2002, removed any official drought designations in Virginia. However, we continue to work with the DEQ and the Virginia Department of Game and Inland Fisheries in the event the drought conditions recur.

          Our direct capital expenditures for environmental control facilities at Clover and North Anna, excluding capitalized interest, were approximately $7.7 million and $0.1 million, respectively, in 2002.  Based on information provided by Virginia Power, our portion of direct capital expenditures for environmental control facilities planned for Clover and North Anna over the next three years is estimated to be approximately $1.7 million and $1.0 million, respectively.  These expenditures, which include amounts related to the above referenced NOx emissions reduction plans, are included in our estimated capital expenditures for the years 2003 through 2005.

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

          The Bush Administration has submitted legislation to the United States Congress that will require fossil fuel fired generating Units to comply with more stringent pollution control standards for SO2, NOx, and mercury emissions.  This legislation also calls for a voluntary reduction of greenhouse gases by 18% over the next 10 years.

It is currently anticipated that there will be other legislation submitted to the United States Congress to reduce these pollutants.  While we cannot predict the outcome of this matter, we anticipate that it is unlikely that legislation will be passed requiring mandatory greenhouse gas reduction from power stations.  However, if more stringent pollution controls are ultimately imposed on our generating Units additional capital expenditures may be required.

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

NOTE 15—Selected Quarterly Financial Data (Unaudited)

          A summary of the quarterly results of operations for the years 2002 and 2001 follow.  Amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of management for a fair statement of the results for the interim periods.  Results for the interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(in thousands except ratios)
Statement of Operations Data:
2002:
Operating Revenue	$132,247	$113,426	$130,255	$118,714	$494,642
Operating Margin	10,679	11,841	10,747	10,716	43,983
Net Margin	2,516	2,527	2,521	2,432	9,996
Margins for Interest Ratio(1)	1.20	1.20	1.20	1.20	1.20
2001:
Operating Revenue	$122,288	$111,933	$130,414	$122,652	$487,287
Operating Margin	10,420	10,616	11,173	12,686	44,895
Net Margin	1,956	1,940	1,934	2,610	8,440
Margins for Interest Ratio(1)	1.20	1.20	1.20	1.20	1.20

(1)	Our margins for interest ratio is calculated by dividing the summation of our net margin and total interest charges by our net margin.

NOTE 16—Subsequent Events

          On January 14, 2003, our board of directors approved an increase in the demand component of our formulary rate of approximately 5.0%, effective February 1, 2003, to collect from our member distribution cooperatives transmission charges associated with our power purchase agreement with PSE&G.  We anticipate that the revised demand component of our formulary rate will recover over 48 months a $32.9 million contingency we established to reflect a surcharge billed to us by PSE&G, and associated interest expense and margin requirement.  See “Business—Power Supply Resources—Other Power Supply Resources—Power Purchase Contracts—PSE&G” in Item 1.  Additionally, we anticipate that the revised demand component of our formulary rate will recover the amount of transmission costs that we are paying to PSE&G now until the termination of the contract in December 2004.  We are making these payments under protest and subject to FERC action on this issue.  See “Significant Contingent Obligations.”

          In addition, on February 11, 2003, our board of directors approved a change to our fuel factor adjustment rate, which resulted in an increase to our total energy rate (including our base energy rate and our fuel factor adjustment rate) of approximately 18.0% effective March 1, 2003.  The increase in the fuel factor adjustment rate is necessary to recover higher than expected actual energy costs that we incurred in the first two months of 2003 and energy costs for the remainder of the year that we anticipate will be higher than the energy costs we originally budgeted for 2003.  We incurred higher energy costs during January and February of 2003 due to extremely cold weather, which led to higher than expected usage, and the resulting impact on energy prices that resulted from the increased demand for power throughout the market.

          On March 20, 2003, the NRC renewed the operating licenses for both North Anna units.  The renewed licenses permit operation of the facility for another 20 years, until 2038 for Unit 1 and 2040 for Unit 2.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

          Not Applicable

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Old Dominion

          We are governed by a board of 25 directors, consisting of two representatives from each of our member distribution cooperatives and one representative from TEC Trading.  Each of our twelve member distribution cooperatives nominates two directors at least one of whom must be a director of that member in good standing.  One director currently serves as a director on behalf of a member distribution cooperative and TEC Trading.  The candidates for director are elected to our board of directors by voting delegates from each of our members elected by each member’s local board of directors.  Each elected candidate is authorized to represent such member for a renewable term of one year at our annual meeting.  This election process is repeated annually.  Our board of directors sets policy and provides direction to our President and Chief Executive Officer.  The board of directors generally meets monthly.  The members do not vote on any matters other than the election of directors.

          Information concerning our directors, including principal occupation and employment during the past five years and directorships in public corporations, if any, are listed below.

          William M. Alphin (72).  Self employed farmer since 1996.  Mr. Alphin has been a Director of Old Dominion since 1980 and a Director of Rappahannock Electric Cooperative since 1980.

          E. Paul Bienvenue (63).  President and Chief Executive Officer of Delaware Electric Cooperative since 1998.  Mr. Bienvenue also served as General Manager from 1981 to 1998.  Mr. Bienvenue has been a Director of Old Dominion since 1981.

          John E. Bonfadini (64).  Professor Emeritus, George Mason University since 2001.  Mr. Bonfadini was a professor at George Mason University from 1980 to 2001.  Mr. Bonfadini has been an education and energy consultant since 1980.  Mr. Bonfadini has been a Director of Old Dominion since 1977 and a Director of Northern Virginia Electric Cooperative since 1975.

          Dick D. Bowman (74).  President of Bowman Brothers, Inc., a farm equipment retailer since 1976.  Mr. Bowman has been a Director of Old Dominion since 1993 and a Director of Shenandoah Valley Electric Cooperative since 1970.  Mr. Bowman is also a Director of Shenandoah Telecommunication Company.

          M. Johnson Bowman (57).  President and Chief Executive Officer of Mecklenburg Electric Cooperative and Mecklenburg Communications Services, Inc. since 2001.  Mr. Bowman also served as Executive Vice President and General Manager of Mecklenburg Electric Cooperative from 1981 to 2001.  Mr. Bowman has been a Director of Old Dominion since 1974.

          M Dale Bradshaw (49).  Chief Executive Officer of Prince George Electric Cooperative since 1995.  Mr. Bradshaw has been a Director of Old Dominion since 1995.

          Vernon N. Brinkley (56).  President of A&N Electric Cooperative since 1995.  Mr. Brinkley also served as Executive Vice President and General Manager from 1982 to 1995.  Mr. Brinkley has been a Director of Old Dominion since 1982.

          Calvin P. Carter (78).    Owner of Carter’s Store since 1960 and Carter Stone Co., a stone quarry since 1965.  Mr. Carter has served as a member of the Campbell Board of Supervisor since 1979.  Mr. Carter has been a Director of Old Dominion since 1991 and a Director of Southside Electric Cooperative since 1972.

          Glenn F. Chappell (59).  Self employed farmer since 1961.  Mr. Chappell has been a Director of Old Dominion since 1995 and a Director of Prince George Electric Cooperative since 1985.

          Carl R. Eason (66).  Retired, formerly an electrical supervisor with International Paper from 1957 to 1997.  Mr. Eason has been a director of Old Dominion since 2000 and a director of Community Electric Cooperative since 1994.

          Stanley C. Feuerberg (51).  President and Chief Executive Officer of Northern Virginia Electric Cooperative since  1992.  Mr. Feuerberg has been a Director of Old Dominion since 1992.

          Hunter R. Greenlaw, Jr.  (57).  President of Greenlaw, Edwards & Leake, Inc., a real estate development and general contracting company since 1974.  Mr. Greenlaw has been a Director of Old Dominion since 1991 and a Director of Northern Neck Electric Cooperative since 1979.

          Bruce A. Henry (57).  Owner and Secretary/Treasurer of Delmarva Builders, Inc., a building contracting company since 1981.  Mr. Henry has been a Director of Old Dominion since 1993 and a Director of Delaware Electric Cooperative since 1978.

          Frederick L. Hubbard (62).  President and Chief Executive Officer of Choptank Electric Cooperative since 2001.  Mr. Hubbard also served as Senior Vice President and Chief Executive Officer from 1991 to 2001.  Mr. Hubbard has been a Director of Old Dominion since 1991.

          David J. Jones (54).  Vice President of Exchange Warehouse, Inc. since 1996 and owner/operator of Big Fork Farms since 1970.  Mr. Jones has been a Director of Old Dominion since 1986 and a Director of Mecklenburg Electric Cooperative since 1982.

          Hugh M.  Landes (65).  General Manager of BARC Electric Cooperative from June 2002 to March 15, 2003, prior to that Mr. Landes was retired from 1999 to June 2002.  Also, Mr. Landes served as General Manager of BARC Electric Cooperative from 1978 to 1999.  Mr. Landes was a Director of Old Dominion from June 2002 to March 15, 2003.

          William M. Leech, Jr.  (75).  Retired, former self employed farmer from 1955 to 1988.  Mr. Leech has been a Director of Old Dominion since 1977 and a Director of BARC Electric Cooperative since 1970.

          M. Larry Longshore (61).  President and Chief Executive Officer of Southside Electric Cooperative since 1998.  Prior to that Mr. Longshore was President and Chief Executive Officer of Newberry Electric Cooperative from 1973 to 1998.  Mr. Longshore has been a Director of Old Dominion since 1998.

          James M.  Reynolds (55).    President of Community Electric Cooperative since 2001.  Mr. Reynolds also served as General Manager from 1977 to 2001.  Mr. Reynolds has been a Director of Old Dominion since 1977.

          Charles R  Rice, Jr.  (60).    President and Chief Executive Officer of Northern Neck Electric Cooperative since 1998.  Mr. Rice also served as General Manager from 1986 to 1998.  Mr. Rice served as interim President and Chief Executive Officer of Old Dominion in 1998.  Mr. Rice has been a Director of Old Dominion since 1986.

          Philip B. Tankard (74).    Office manager for Tankard Nurseries since 1985.  Mr. Tankard has been a Director of Old Dominion since January 1, 2002 and a Director of A&N Electric Cooperative since 1960.

          Cecil E. Viverette, Jr. (61).    President and Chief Executive Officer of Rappahannock Electric Cooperative since 1991.  Mr. Viverette also served as Executive Vice President and General Manager from 1988 to 1991.  Mr. Viverette has been a Director of Old Dominion since 1988.

          Carl R. Widdowson (64).  Self employed farmer since 1956.  Mr. Widdowson has been a Director of Old Dominion since 1987 and a Director of Choptank Electric Cooperative since 1980.

          C. Douglas Wine (60).  President and Chief Executive Officer of Shenandoah Valley Electric Cooperative since 1995 and General Manager of North River Telephone Cooperative since 1994.  Mr. Wine also served as Executive Vice President of Shenandoah Valley Electric Cooperative from 1991 to 1995,  Mr. Wine has been a Director of Old Dominion since 1991.

Executive Officers of Old Dominion

          Our President and Chief Executive Officer administers our day today business and affairs.  Our executive officers, their respective ages, positions and business experience are listed below.  Each executive officer serves at the discretion of our board of directors.

          Jackson E. Reasor (50).  President and Chief Executive Officer of Old Dominion and the Virginia, Maryland and Delaware Association of Electric Cooperatives (the “VMDA”) (an electric cooperative association which provides services to the Members and certain other electric cooperatives) since 1998.  Mr.  Reasor served as Vice President of First Virginia Bank from 1997 until 1998; President and Chief Executive Officer of Premier Trust Company from 1995 until 1997; a Virginia State Senator from 1992 until 1998; and an attorney with Galumbeck, Simmons & Reasor from 1992 until 1995.

          Daniel M. Walker (57).  Senior Vice President Accounting and Finance since 2000.  Mr.  Walker also served as our Vice President Accounting and Finance from 1994 until 2000.

          Konstantinos N. Kappatos (60).  Senior Vice President Power Supply Planning since April 2002.  Mr. Kappatos also served as our Senior Vice President Engineering and Operations from 2000 to March 2002, and Vice President Engineering and Operations since 1994 until 2000.

          Gregory W. White (50).  Senior Vice President Engineering and Operations since April 2002.  Mr. White served as Senior Vice President Retail and Alliance Management from 2000 to March 2002.  Mr. White also served as Vice President Alliance Management in 1999 and Vice President of the VMDA from 1996 until 1999, and interim Vice President of the VMDA from 1995 until 1996.

ITEM 11.   EXECUTIVE COMPENSATION

          The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as our President and Chief Executive Officer or acting in a similar capacity during the last completed fiscal year and our three executive officers (collectively the “Named Executives”) for services rendered to us in all capacities during each of the last three fiscal years.  The table also identifies the principal capacity in which each of the Named Executives served as of December 31, 2002.

SUMMARY COMPENSATION TABLE

			Annual Compensation

Name and Principal Position	Year	Salary (2)	Bonus	Other Annual Compensation(3)	All Other Compensation(4)

Jackson E. Reasor(1) President and	2002	$279,880	$—	$2,369	$39,691
Chief Executive Officer	2001	270,000	6,000	2,868	34,661
	2000	240,000	25,000	2,530	27,694
Daniel M. Walker, Sr. Vice	2002	175,410	—	—	93,838
President Accounting and Finance	2001	168,178	—	—	24,390
	2000	161,245	—	—	22,064
Konstantinos N. Kappatos, Sr. Vice	2002	175,410	—	—	127,838
President Power Supply Planning	2001	168,178	—	—	24,390
	2000	161,245	—	—	22,064
Gregory W. White, Sr. Vice	2002	141,014	—	—	20,237
President Engineering and	2001	135,200	—	—	19,651
Operations	2000	128,333	—	—	16,464

(1)

In 1991, Old Dominion and the VMDA entered into an agreement pursuant to which the VMDA agreed to contribute to the President and Chief Executive Officer’s annual compensation.  In 2002, 2001, and 2000, VMDA contributed $36,000, toward the President and Chief Executive Officer’s annual compensation.

(2)

Includes amounts deferred by the Named Executives under the provisions of a 401(k) (“NRECA”) retirement plan administered by Diversified Investment Advisors.  In 2000 the plan was administered by the National Rural Electric Cooperative Association.  All employees of Old Dominion are eligible to become participants on the first day of the month following completion of one year of eligible service.

(3)

Perquisites and other personal benefits paid to Mr.  Reasor in 2002, 2001, and 2000, included expenses for a company automobile.  Mr.  Walker, Mr.  Kappatos, and Mr.  White did not receive any perquisites or other personal benefits in any of the fiscal years covered by the table.

(4)

The amount reflected in this column for 2002 is composed of contributions made by Old Dominion under the Retirement and Security Plan and the 401(k) Plan, and payments made by Old Dominion for life insurance coverage.  Specifically these amounts for 2002 were $33,831, $4,000, and $1,860 for Mr. Reasor; $21,073, $3,508, and $1,257  for Mr.  Walker; $21,073, $3,508, and $1,257 for Mr.  Kappatos; and $16,941, $2,820, and $476 for Mr.  White, respectively.  In addition, the amounts represented in this column reflect $68,000 and $102,000 for Mr.  Walker and Mr.  Kappatos, respectively, representing amounts accrued in 2002 pursuant to their respective option agreements.  See “Option Agreements.”

          On November 12, 2002, the VMDA and we entered into a new employment agreement with Jackson E.  Reasor, our president and chief executive officer.  The agreement is effective November 23, 2002 and has an initial four year term with a single one year renewal unless either party gives notice of termination within 30 days prior to the fourth anniversary thereof.  The agreement provides for an initial annual base salary of $300,000, subject to annual adjustments, eligibility to receive an annual bonus as approved by the board of directors and certain other benefits.  The VMDA currently contributes $36,000 annually to us to pay a portion of Mr. Reasor’s base salary.  Pursuant to the agreement, if Mr. Reasor voluntarily terminates his employment without specified “good reason” or is terminated for specified causes prior to the expiration of the employment agreement, we will pay him his base compensation and benefits through the effective date of his termination and we will have no obligation to pay Mr.  Reasor his base salary, any bonus or other compensation for the remainder of the term of the employment agreement.  If Mr.  Reasor is terminated without cause or resigns for specified reasons prior to the expiration of the employment agreement, we must pay him his full base salary for a twelve month period from the effective date of termination, at the rate effective on the date of termination, and medical benefits, subject to some exceptions.

Board Compensation

          Effective January 1, 2003, we pay our directors who are not employees of a member a monthly retainer of $1,550 plus $400 per day for any specially called meetings, and $200 per day for participating telephonically for any specially called meeting.  All directors are reimbursed for out of pocket expenses incurred in attending meetings.

Defined Benefit Plan

          We have elected to participate in the NRECA Retirement and Security Program (the “Plan”), a noncontributory, defined benefit, multiple employer, master pension plan maintained and administered by the NRECA for the benefit of its member systems and their employees.  The Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986.  The following table lists the estimated current annual pension benefit payable at “normal retirement age,” age 62, for participants in the specified final average salary and years of benefit service categories for the given current multiplier of 1.7%.  Benefits, which accrue under the Plan, are based upon the base annual salary as of November of the previous year.  As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $200,000 effective January 1, 2002.

	Straight Life

	Years of Benefit Service

Final Average Salary	15	20	25	30	35

$75,000	$22,759	$30,345	$37,931	$45,518	$53,104
100,000	30,345	40,460	50,575	60,690	70,805
125,000	37,931	50,575	63,219	75,863	88,506
150,000	45,518	60,690	75,863	91,035	106,208
160,000	48,552	64,736	80,920	97,104	113,288
170,000	51,587	68,782	85,978	103,173	120,369
180,000	54,621	72,828	91,035	109,242	127,449
190,000	57,656	76,874	96,093	115,311	134,530
200,000	60,690	80,920	101,150	121,380	141,610

	50% Joint & Spouse

	Years of Benefit Service

Final Average Salary	15	20	25	30	35

$75,000	$19,125	$25,500	$31,875	$38,250	$44,625
100,000	25,500	34,000	42,500	51,000	59,500
125,000	31,875	42,500	53,125	63,750	74,375
150,000	38,250	51,000	63,750	76,500	89,250
160,000	40,800	54,400	68,000	81,600	95,200
170,000	43,350	57,800	72,250	86,700	101,150
180,000	45,900	61,200	76,500	91,800	107,100
190,000	48,450	64,600	80,750	96,900	113,050
200,000	51,000	68,000	85,000	102,000	119,000

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

          As of December 31, 2002, years of credited service under the Plan at “normal retirement age” for each of the Named Executives was: Mr.  Reasor, 3.08 years; Mr.  Walker, 17.92 years; Mr.  Kappatos, 17.92 years, and Mr.  White 24.22 years.

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

          The maximum annual compensation payable under the plan is $35,000 per year, payable if the executive’s employment is terminated at age 65 or older.  Each agreement provides for payment of similar benefits to the executive’s beneficiaries in the event of his death or permanent disability.  These agreements were terminated effective December 31, 2001, and no compensation or benefits are payable to Mr.  Walker or Mr.  Kappatos under the agreements.

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

Option Agreements

          On February 12, 2002, we adopted a plan permitting us to grant selected employees the option to purchase shares in specified mutual funds.  On March 1, 2002, we entered into an option agreement under the plan with each of Mr.  Walker and Mr.  Kappatos.  Under the agreements, we granted each of these officers the option to purchase from us shares of mutual funds.  The price to be paid for exercise of the option shares is 25% of the stated total option value amount which has vested as of the date of the purchase.  The stated total option value amount for  each agreements is $408,000 and vests in equal amounts on March 1, 2002, and each January 1st thereafter until 2007 (in the case of Mr.  Walker) and 2005 (in the case of Mr. Kappatos).  Option value amounts vest under the agreement only if the officer is still an employee on the applicable vesting date.  Vesting accelerates if a change of control occurs or if the officer dies or becomes disabled.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not Applicable

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

ITEM 14.   CONTROLS AND PROCEDURES

          (a)     Evaluation of disclosure controls and procedures.

          Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 within 90 days of this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely matter.  We have established a Disclosure Assessment Committee comprised of members from senior and middle management to assist in this evaluation.

          (b)     Changes in Internal Controls.

          There have been no significant changes in our internal controls or in other factors that could significantly affect such controls.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)     The following documents are filed as part of this Form 10-K.

                              1.     Financial Statements

                              See Index on page 55.

                              2 .    Financial Statement Schedules

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

*4.13

Twelfth Supplemental Indenture, dated as of November 1, 2001, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (Formerly Crestar Bank), as Trustee (filed as Exhibit 4.13 to Amendment No. 2 to the Registrant’s Form 10-K for the year ended December 31, 2001, File No.  000-50039, on November 25, 2002).

*4.14

Thirteenth Supplemental Indenture, dated as of November 1, 2002, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (Formerly Crestar Bank), as Trustee (filed as Exhibit 4.14 to Amendment No.  1 to the Registrant’s Form S-3, File No. 333-100577, on November 25, 2002).

*4.15

Fourteenth Supplemental Indenture, dated as of December 1, 2002, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (Formerly Crestar Bank), as Trustee (filed as Exhibit 4.1 to the Registrant’s Form 8-K, File No.  000-50039, on December 27, 2002).

*4.16

Amended and Restated Indenture, dated as of September 1, 2001, between Old Dominion Electric Cooperative and SunTrust Bank, as Trustee (filed as exhibit 4.2 to Registrant’s Form 10-Q/A for the quarter ended September 30, 2001, File No.  33-46795, filed on November 20, 2001).

*4.17

First Supplemental Indenture, dated as of December 1, 2002, to the Amended and Restated Indenture, dated as of September 1, 2001, between Old Dominion Electric Cooperative and SunTrust Bank, as Trustee (filed as Exhibit 4.2 to the

Registrant’s Form 8-K, File No. 000-50039, on December 27, 2002).

*4.18	Form of Bonds, 1992 Series A (filed as exhibit 4.2 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*4.19	Form of Bonds, 1992 Series C (filed as exhibit 4.23 to the Registrant’s Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

*4.20	Form of Bonds, 1993 Series A (filed as exhibit 4.2 to the Registrant’s Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

*4.21	Form of Bonds, 2001 Series A (filed as exhibit 4.13 to the Registrant’s Amendment No. 1 to Form S-1 Registration Statement, File No. 333-68014, filed on September 10, 2001).

*4.22	Form of Bonds, 2002 Series A (filed as part of Exhibit 4.14 to Amendment No. 1 to the Registrant’s Form S-3, File No. 333-100577, on November 25, 2002).

*4.23	Form of Bonds, 2002 Series B (filed as part of Exhibit 4.11 to the Registrant’s Form 8-K, File No. 00050039, on December 27, 2002).

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

*10.32

Participation Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht America  Finance Co (filed as exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No.  33-46795, on March 20, 1997).

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

*10.37

Payment Undertaking Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch (filed as exhibit 10.42 to the Registrant’s Form 10-K for the year ended December 31, 1996, File

No. 33-46795, on March 20, 1997).

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

*10.40

Tax Indemnity Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht America Finance Co.  (filed as exhibit 10.45 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No.  33-46795, on March 20, 1997).

*10.41

Participation Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Clover Unit 2 Generating Trust, Wilmington Trust Company, the Owner Participant named therein and Utrecht America Finance Co.  (filed as exhibit 10.46 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No.  33-46795, on March 20, 1997).

**10.42

Clover Unit 2 Equipment Interest Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Clover Unit 2 Generating Trust (filed as exhibit 10.47 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No.  33-46795, on March 20, 1997).

**10.43

Operating Equipment Agreement, dated as of July 1, 1996, between Clover Unit 2 Generating Trust and Old Dominion Electric Cooperative (filed as exhibit 10.48 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No.  33-46795, on March 20, 1997).

*10.44

Clover Agreements Assignment and Assumption Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Assignor, and Clover Unit 2 Generating Trust, as Assignee (filed as exhibit 10.49 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No.  33-46795, on March 20, 1997).

*10.45

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

*10.47	Investment Agreement, dated as of July 31, 1996, among AMBAC Capital Funding, Inc., Old Dominion Electric Cooperative and AMBAC Indemnity Corporation

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

*10.50

Payment Undertaking Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch (filed as exhibit 10.55 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No.  33-46795, on March 20, 1997).

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

*10.56

Special Terms and Conditions of Purchase, dated July 14, 2000, between Old Dominion Electric Cooperative and General Electric Company (filed as exhibit 10.61 to the Registrant’s Amendment No.  1 to Form S-1 Registration Statement, File No.  333-68014, on September 10, 2001).

*10.57

Special Terms and Conditions of Purchase, dated November 9, 2000, between Old Dominion Electric Cooperative and General Electric Company (filed as exhibit 10.62 to the Registrant’s Amendment No.  1 to Form S-1 Registration Statement, File No.  333-68014, on September 10, 2001).

*10.58

Employment Agreement, dated November 12, 2002, between Old Dominion Electric Cooperative and Jackson E.  Reasor (filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No.  000-50039, on November 25, 2002).

*10.59

Executive Severance Agreement, dated January 1, 2000, between Old Dominion Electric Cooperative and Daniel M.  Walker (filed as exhibit 10.64 to the Registrant’s Form S-1 Registration Statement, File No.  333-68014, on August 21, 2001).

*10.60

Executive Severance Agreement, dated January 1, 2000, between Old Dominion Electric Cooperative and Konstantinos N.  Kappatos (filed as exhibit 10.65 to the Registrant’s Form S-1 Registration Statement, File No.  333-68014, on August 21, 2001).

*10.61

Old Dominion Electric Cooperative 2002 Option Plan, dated as of February 12, 2002 (filed as Exhibit 10.63 to Amendment No. 2 to the Registrant’s Form 10-K for the year ended December 31, 2001, File No.  000-50039, on November 25, 2002).

*10.62

Option Agreement between Old Dominion Electric Cooperative and Daniel M.  Walker, dated as of March 1, 2002 (filed as Exhibit 10.64 to Amendment No. 2 to the Registrant’s Form 10-K for the year ended December 31, 2001, File No.  000-50039, on November 25, 2002).

*10.63

Option Agreement between Old Dominion Electric Cooperative and Konstantinos N.  Kappatos, dated as of March 1, 2002 (filed as Exhibit 10.65 to Amendment No. 2 to the Registrant’s Form 10-K for the year ended December 31, 2001, File No.  000-50039, on November 25, 2002).

10.64

Amendment No.  1 to Participation Agreement, dated as of December 19, 2002, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein, Utrecht America Finance Co and Cedar Hill International Corp.

10.65	Amendment No. 1 to Equipment Operating Lease Agreement, dated as of December 19, 2002, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee.

10.66

Amendment No.  1.  to Corrected Foundation Operating Lease Agreement, dated as of December 19, 2002, between State Street Bank and Trust Company, as Foundation Lessor and Old Dominion Electric Cooperative, as Foundation Lessee.

10.67	Deposit Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative, as Depositor and JP Morgan Chase Bank, as Depositary.

10.68	Deposit Pledge Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative, as Pledgor and State Street Bank and Trust Company, as

Pledgee.

10.69	First Blocked Account Control Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative, as Pledgor and State Street Bank and Trust Company, as Pledgee.

10.70

Second Blocked Account Control Agreement, dated as of December 19, 2002, among Old Dominion Electric Cooperative, as Pledgor and State Street Bank and Trust Company, Utrecht America Finance Co., as Agent and JP Morgan Chase Bank.

10.71

Amendment No. 2 to Payment Undertaking Agreement, dated as of December 19, 2002 between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch.

10.72	Amendment No. 1 to Tax Indemnity Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative and the Owner Participant named therein.

21

Subsidiaries of Old Dominion Electric Cooperative (not included because Old Dominion Electric Cooperative’s subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a “significant subsidiary” under Rule 102(w) of Regulation SX).

23.1	Consent of Ernst & Young LLP

99.1	Certification of Jackson E. Reasor

99.2	Certification of Daniel M. Walker

          (b)     Reports on Form 8-K.

          The registrant filed the following reports on form 8-K during the fourth quarter of 2002:

Date of Report	Date Filed	Item(s) Reported

October 9, 2002	October 9, 2002	5,7
November 21, 2002	November 25, 2002	5
December 12, 2002	December 27, 2002	5,7

*	Incorporated herein by reference.
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

OLD DOMINIONELECTRICCOOPERATIVE
Registrant

	By:	/s/ JACKSON E. REASON

Jackson E. Reasor President and Chief Executive Officer

Date: March 26, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities on March 26, 2003.

Signature	Title

/s/ JACKSON E. REASOR	President (principal executive officer)

Jackson E. Reasor

/s/DANIEL M. WALKER	Sr. Vice President Accounting and Finance (principal financial officer)

Daniel M. Walker

/s/ ROBERT L. KEES	Assistant Vice President and Controller (principal accounting officer)

Robert L. Kees

/s/ WILLIAM M. ALPHIN	Director

William M. Alphin

/s/ E. PAUL BIENVENUE	Director

E. Paul Bienvenue

/s/ JOHN E. BONFADINI	Director

John E. Bonfadini

/s/ DICK D. BOWMAN	Director

Dick D. Bowman

/s/ M. JOHNSON BOWMAN	Director

M. Johnson Bowman

Signature	Title

/s/ M DALE BRADSHAW	Director

M Dale Bradshaw

/s/ VERNON N. BRINKLEY	Director

Vernon N. Brinkley

/s/ CALVIN P. CARTER	Director

Calvin P. Carter

/s/ GLENN F. CHAPPELL	Director

Glenn F. Chappell
Director
/s/ CARL R. EASON

Carl R. Eason

/s/ STANLEY C. FEUERBERG	Director

Stanley C. Feuerberg

/s/ HUNTER R. GREENLAW, JR.	Director

Hunter R. Greenlaw, Jr.

/s/ BRUCE A. HENRY	Director

Bruce A. Henry

/s/ FREDERICK L. HUBBARD	Director

Frederick L. Hubbard

/s/ DAVID J. JONES	Director

David J. Jones

/s/ WILLIAM M. LEECH, JR.	Director

William M. Leech, Jr.

/s/ M. LARRY LONGSHORE	Director

M. Larry Longshore

Signature	Title

/s/ JAMES M. REYNOLDS	Director

James M. Reynolds

/s/ CHARLES R. RICE, JR.	Director

Charles R. Rice, Jr.

/s/ PHILIP B. TANKARD	Director

Philip B. Tankard

/s/ CECIL E. VIVERETTE, JR.	Director

Cecil E. Viverette, Jr.

/s/CARL R. WIDDOWSON	Director

Carl R. Widdowson

/s/ C. DOUGLAS WINE	Director

C. Douglas Wine

CERTIFICATIONS

I, Jackson E.  Reasor, certify that:

          1.          I have reviewed this annual report on Form 10-K of Old Dominion Electric Cooperative;

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.           The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JACKSON E. REASOR

Jackson E. Reasor
President and Chief Executive Officer

CERTIFICATIONS

I, Daniel M. Walker, certify that:

          1.          I have reviewed this annual report on Form 10-K of Old Dominion Electric Cooperative;

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ DANIEL M. WALKER

Daniel M. Walker Senior Vice President Accounting and Finance (Principal Financial and Accounting Officer)

          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

          Old Dominion does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2002.  Accordingly, Old Dominion will not file an annual report with the Securities and Exchange Commission.