Form 10-Q/A
period 2003-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2003-05-21
CIK 885568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Sales to Member Distribution Cooperatives

Our revenues from sales to our member distribution cooperatives by formulary rate component, energy sales to our member distribution cooperatives, and average costs to our member distribution cooperatives per MWh for the three months ended March 31, 2003, and 2002 were as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Revenues from sales to member distribution cooperatives:
Base energy revenues	$49,455	$43,326
Fuel factor adjustment revenues	23,385	33,781

Total energy revenues	72,840	77,107

Demand (capacity) revenues	63,345	54,734

Total revenues from sales to member distribution cooperatives	$136,185	$131,841

Energy sales to member distribution cooperatives (in MWh)	2,736,504	2,398,999
Average costs to member distribution cooperatives (per MWh)(1)	$49.77	$54.96

(1)	Our average costs to member distribution cooperatives is based on the blended cost of power from all of our power supply resources.

Three factors significantly affect our member distribution cooperatives’ consumers’ requirements for power:

•	growth in the number of consumers,

•	growth in consumers’ requirements for power, and

•	weather fluctuations.

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

Aggregate operating expenses for the first quarter of 2003 increased $8.1 million, or 6.7%, over the same period in 2002 because of an increase in purchased power expense and operations and maintenance expense, partially offset by a decrease in deferred energy expense and the amortization of regulatory liability. Purchased power expense increased $45.0 million, or 69.8%, as a result of increased purchases of energy from the market to supply our member distribution cooperatives’ requirements during unusually cold winter weather during January and February 2003 and a reduction in the available capacity at North Anna. This resulted in a greater dependence on purchased power to meet our power needs for the first quarter of 2003. In addition, the average cost of the power we purchased increased 18.7% in the first quarter of 2003 primarily as a result of increases in the price of natural gas and the resulting impact on the energy market.

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

Competition and Changing Regulations

All of the customers of our Delaware and Maryland member distribution cooperatives, and of Northern Virginia Electric Cooperative and Rappahannock Electric Cooperative in Virginia, were free to choose an alternative power supplier as of March 31, 2003. Additionally, as of April 1, 2003, the customers of our Shenandoah Valley Electric Cooperative in Virginia, became free to choose an alternative power supplier. These five member distribution cooperatives accounted for 75.6% of our capacity requirements in 2002. As of May 9, 2003, none of the customers of these member distribution cooperatives had chosen an alternative power supplier and no alternative power suppliers were registered to provide power to customers of our member distribution cooperatives.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 21, 2003	/s/ DANIEL M. WALKER
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

Date: May 21, 2003

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

Date: May 21, 2003

        /s/    DANIEL M. WALKER

                                Daniel M. Walker

            Senior Vice President Accounting and Finance

              (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Page Number
99.1	Certification of Jackson E. Reasor	20
99.2	Certification of Daniel M. Walker	21