Form 10-Q
period 2004-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2004-08-16
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003*
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
In service	$1,320,588	$1,313,649
Less accumulated depreciation	(413,264)	(397,327)

	907,324	916,322
Nuclear fuel, at amortized cost	8,399	7,439
Construction work in progress	189,507	161,645

Net Electric Plant	1,105,230	1,085,406

Investments:
Nuclear decommissioning trust	70,672	68,780
Lease deposits	152,268	150,559
Other	50,399	57,659

Total Investments	273,339	276,998

Current Assets:
Cash and cash equivalents	21,694	31,758
Receivables	61,331	59,708
Fuel, materials and supplies, at average cost	28,792	23,523
Prepayments	1,816	2,571

Total Current Assets	113,633	117,560

Deferred Charges:
Regulatory assets	62,972	68,234
Other	15,284	14,138

Total Deferred Charges	78,256	82,372

Total Assets	$1,570,458	$1,562,336

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$253,542	$247,590
Accumulated other comprehensive income	111	—
Long-term debt	874,432	873,041

Total Capitalization	1,128,085	1,120,631

Current Liabilities:
Accounts payable	48,623	66,812
Accounts payable – members	68,815	47,788
Accrued expenses	38,832	36,439
Deferred energy	6,145	13,582

Total Current Liabilities	162,415	164,621

Deferred Credits and Other Liabilities
Asset retirement obligations	44,870	42,997
Obligations under long-term leases	155,144	153,659
Regulatory liabilities	37,863	37,024
Other	42,081	43,404

Total Deferred Credits and Other Liabilities	279,958	277,084

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,570,458	$1,562,336

*	The Condensed Consolidated Balance Sheet at December 31, 2003, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues	$132,646	$132,120	$267,607	$276,037

Operating Expenses:
Fuel	21,475	15,886	41,600	29,155
Purchased power	66,603	73,573	147,536	183,245
Deferred energy	432	6,673	(7,437)	(9,588)
Operations and maintenance	11,895	10,047	20,720	25,432
Administrative and general	6,957	6,686	14,569	11,867
Depreciation, amortization and decommissioning	7,336	5,387	14,668	10,825
Amortization of regulatory asset/(liability), net	2,530	1,777	4,286	(2,577)
Taxes other than income taxes	1,199	826	2,419	1,663
Accretion	553	529	1,106	1,046

Total Operating Expenses	118,980	121,384	239,467	251,068

Operating Margin	13,666	10,736	28,140	24,969

Other Income/(Expense), net	44	(234)	32	(254)
Investment Income	1,402	1,340	1,963	1,485
Interest Charges, net	(12,112)	(9,074)	(24,183)	(17,445)

Net Margin Before Cumulative Effect of Change in Accounting Principle	3,000	2,768	5,952	8,755
Cumulative Effect of Change in Accounting Principle	—	—	—	(3,271)

Net Margin After Cumulative Effect of Change in Accounting Principle	3,000	2,768	5,952	5,484

Patronage Capital – Beginning of Period	250,542	238,250	247,590	235,534

Patronage Capital – End of Period	$253,542	$241,018	$253,542	$241,018

OLD DOMINION ELECTRIC COOPERATIVE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Margin	$3,000	$2,768	$5,952	$5,484

Other Comprehensive Income:
Unrealized gain on derivative contracts	111	431	111	10,911

Other comprehensive income	111	431	111	10,911

Comprehensive Income	$3,111	$3,199	$6,063	$16,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Operating Activities:
Net Margin	$5,952	$5,484
Adjustments to reconcile net margins to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle	—	3,271
Depreciation, amortization and decommissioning	14,668	10,825
Other non-cash charges	1,540	4,571
Amortization of lease obligations	4,966	4,748
Interest on lease deposits	(4,755)	(4,530)
Change in current assets	(6,137)	(8,774)
Change in deferred energy	(7,437)	(9,588)
Change in current liabilities	5,230	(15,718)
Change in regulatory assets and liabilities	6,175	(13,488)
Deferred charges and credits	(1,090)	9,359

Net Cash Provided by (Used for) Operating Activities	19,112	(13,840)

Financing Activities:
Obligations under long-term leases	(436)	(109)

Net Cash Used for Financing Activities	(436)	(109)

Investing Activities:
Investments, net	5,294	62,574
Electric plant additions	(34,034)	(79,906)
Decommissioning fund deposits	—	(340)

Net Cash Used for Investing Activities	(28,740)	(17,672)

Net Change in Cash and Cash Equivalents	(10,064)	(31,621)
Cash and Cash Equivalents – Beginning of Period	31,758	67,829

Cash and Cash Equivalents – End of Period	$21,694	$36,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2004, and our consolidated results of operations, comprehensive income, and cash flows for the three and six months ended June 30, 2004 and 2003. The consolidated results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” effective January 1, 2003. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized asset is depreciated over the useful life of the long-lived asset. SFAS No. 143 requires that any transition adjustment determined at adoption be recognized as a cumulative effect of change in accounting principle.

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

3.	In December 1992, we entered into an agreement with Public Service Electric & Gas Company (“PSE&G”) to purchase capacity, reserves and associated energy, through 2004. In 1997, we filed a complaint with the Federal Energy Regulatory Commission (“FERC”) to modify the transmission charges we pay PSE&G under the agreement to reflect the restructuring of PJM Interconnection, LLC (“PJM”) into an independent system operator. In 1998, FERC directed PSE&G to remove all transmission costs from its charges to us, effective April 1, 1998, in a general order addressing several cases relating to the restructuring of PJM (the “PJM Order”). In light of the general order that provided relief in the transmission rates, FERC dismissed our specific complaint against PJM. PSE&G complied with the PJM Order but appealed to the United States Court of Appeals for the District of Columbia Circuit. In July 2002, the Court of Appeals vacated the PJM Order and remanded the cases related to the PJM Order to FERC for further consideration. Later in 2002, FERC reversed the PJM Order. FERC noted that there was no evidence in the PJM Order proceedings to demonstrate any unduly discriminatory effects of our contract with PSE&G, but stated that we could present evidence specific to our contract.

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

We received an invoice from PSE&G in January 2003, for these additional surcharges in the amount of $26.2 million, plus $4.7 million in interest. We responded to PSE&G that surcharges for any past amount due under our agreement remains unauthorized and premature until ordered by FERC. Effective February 1, 2003, however, we began collecting approximately $32.9 million, which includes interest and related margin requirement, from our member distribution cooperatives, over 48 months to recover these amounts. We have been paying PSE&G surcharges for pancaked rates on a prospective basis, subject to protest and FERC action on our renewed and amended complaint. On October 22, 2003, FERC denied our request to reopen the 1997 proceeding. We filed a request for rehearing in November 2003. On December 22, 2003, FERC issued a tolling order on our request for rehearing. On July 13, 2004, FERC denied our request for rehearing.

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

On August 12, 2004, we made a payment of $33.1 million to PSE&G in full settlement of our legal disputes with it. The terms of our agreement provide for (1) the dismissal of PSE&G’s lawsuit in the United States Court of the District of New Jersey in Newark with each party bearing its own respective costs and legal fees and (2) our agreement not to file a petition for review with the United States Court of Appeals of the FERC orders issued on October 22, 2003, and July 13, 2004, with respect to these matters in the complaint.

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

5.	TEC Trading, Inc. (“TEC”), which is owned by our member distribution cooperatives, was formed for the primary purpose of purchasing from us, to sell in the market, power that is not needed to meet the actual needs of our member distribution cooperatives, acquiring natural gas to supply our three combustion turbine facilities, and taking advantage of other power-related trading opportunities in the market, which will help lower our member distribution cooperatives’ costs. To fully participate in power and natural gas related markets, TEC must maintain credit support sufficient to meet delivery and payment obligations associated with power and natural gas trades. To assist TEC in providing this credit support, we have agreed to guarantee up to $42.5 million of TEC’s delivery and payment obligations associated with its power and natural gas trades. At June 30, 2004, we had issued guaranties for up to $34.3 million of TEC’s obligations and $5.1 million of such obligations were outstanding. At December 31, 2003, we had issued guaranties for up to $9.5 million of TEC’s obligations and $1.6 million of such obligations were outstanding. During the three and six months ended June 30, 2004, we had sales to TEC of $0.8 million and $1.9 million, respectively. During the three and six months ended June 30, 2004, we had gas purchases from TEC of $7.3 million and $9.3 million, respectively. During the six months ended June 30, 2003, we had gas purchases from TEC of $1.2 million. We did not have any gas purchases from TEC during the first quarter of 2003.

6.	In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. For new entities created after February 1, 2003, the Interpretation is effective immediately; this new interpretation is effective for us by the end of 2004 for existing entities. Our affiliate, TEC, has been identified as a variable interest entity and will be consolidated as of December 31, 2004. We believe that the consolidation of TEC will not have a material impact on our financial position, results of operations, or cash flow; however, the ultimate impact on our financial statements at December 31, 2004, is dependent upon the level of TEC’s activity at year-end. We continue to evaluate other existing entities and the impact of applying this new statement and we believe that it will not have a material impact on our financial position, results of operations, or cash flow.

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

Critical Accounting Policies

As of June 30, 2004, there have been no significant changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The policies included the accounting for rate regulation, deferred energy, asset retirement obligations, derivative contracts and our margin stabilization plan.

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

Our operating revenues are derived from power sales to our members and non-members. Our sales to members include sales to our Class A members, which are our twelve member distribution cooperatives, and sales to our single Class B member, TEC Trading, Inc. (“TEC”). Our operating revenues by type of purchaser for the three and six months ended June 30, 2004 and 2003, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues from sales to members:
Member distribution cooperatives	$130,147	$118,797	$262,751	$254,982
TEC	765	8,048	1,901	14,057

Total revenues from sales to members	130,912	126,845	264,652	269,039
Revenues from sales to non-members	1,734	5,275	2,955	6,998

Total revenues	$132,646	$132,120	$267,607	$276,037

Our energy sales in megawatt hours (“MWh”) to our members and non-members for the three and six months ended June 30, 2004 and 2003, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in MWh)		(in MWh)
Energy sales to members:
Member distribution cooperatives	2,411,331	2,018,888	5,253,287	4,755,392
TEC	13,767	178,391	46,397	282,391

Total energy sales to members	2,425,098	2,197,279	5,299,684	5,037,783
Energy sales to non-members	22,695	136,021	56,242	175,905

Total energy sales	2,447,793	2,333,300	5,355,926	5,213,688

Sales to Member Distribution Cooperatives. Revenues from sales to our member distribution cooperatives are a function of our formulary rate for sales of power to our member distribution cooperatives and our member distribution cooperatives’ consumers’ requirements for power. Under our formulary rate, we make adjustments for the recovery or refund of amounts under our Margin Stabilization Plan. We adjust demand revenues and accounts payable – members or accounts receivable each quarter to reflect these adjustments. See “Critical Accounting Policies – Margin Stabilization Plan” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for a discussion of the Margin Stabilization Plan. Revenues from sales to our member distribution cooperatives by formulary rate component and average costs to our member distribution cooperatives in MWh for the three and six months ended June 30, 2004, and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues from sales to member distribution cooperatives:
Base energy revenues	$43,693	$36,780	$95,051	$86,235
Fuel factor adjustment revenues	34,053	25,098	62,057	48,483

Total energy revenues	77,746	61,878	157,108	134,718

Demand (capacity) revenues	52,401	56,919	105,643	120,264

Total revenues from sales to member distribution cooperatives	$130,147	$118,797	$262,751	$254,982

Average costs to member distribution cooperatives (per MWh) (1)	$53.97	$58.84	$50.02	$53.62

(1)	Our average costs to member distribution cooperatives are based on the blended cost of power from all of our power supply resources.

Growth in the number of consumers and growth in consumers’ requirements for power significantly affect our member distribution cooperatives’ consumers’ requirements for power. Factors affecting our member distribution cooperatives’ consumers’ requirements for power include weather, as well as the amount, size, and usage of electronics and machinery and the expansion of operations among their commercial and industrial customers. Weather affects the requirement for electricity. Relatively higher or lower temperatures tend to increase the requirement for energy to use air conditioning and heating systems. Mild weather generally reduces the requirement because air conditioning and heating systems are operated less.

Total revenues from sales to our member distribution cooperatives for the three months ended June 30, 2004, increased $11.4 million, or 9.6%, over the same period in 2003, primarily as a result of increased sales of energy and higher energy rates partially offset by lower incurred capacity costs (which are reflected in revenues in the period in which they are expensed). For this period, sales volumes increased approximately 19.4% as a result of warmer weather experienced by consumers of our member distribution cooperatives in May and June as compared to the prior period, which created a greater requirement for power to operate air conditioning systems, partially offset by milder weather in April as compared to the prior period.

The capacity costs we incurred, and thus the capacity-related revenues we reflected, during the three months ended June 30, 2004, as compared to the same period in 2003, declined $4.5 million, or 7.9%, primarily as a result of lower operations and maintenance expense. See “Operating Expenses” for a discussion of operations and maintenance expense.

Our total energy rate (including our base energy rate and our fuel factor adjustment rate) was 11.5% higher during the three months ended June 30, 2004, as compared to the same period in 2003. We increased our fuel factor adjustment rate resulting in an increase to our total energy rate of approximately 15.6% effective April 1, 2004. This increase was implemented due to higher than anticipated energy costs in the first quarter of 2004 and projected higher than previously anticipated energy costs for the remainder of 2004.

Our average costs to member distribution cooperatives per MWh decreased $4.87 per MWh, or 8.3%, for the three months ended June 30, 2004, as compared to the same period in 2003, as a result of the increase in sales volumes and the decrease in capacity costs partially offset by the increase in our total energy rate.

Total revenues from sales to our member distribution cooperatives for the six months ended June 30, 2004, increased $7.8 million, or 3.0%, as compared to the same period in 2003 primarily as a result of increased sales of energy and higher energy rates partially offset by lower incurred capacity costs (which are reflected in revenues in the period in which they are expensed). Sales volumes increased approximately 10.5% as a result of colder weather experienced by consumers of our member distribution cooperatives in January and February as compared to the prior period, and warmer weather in May and June as compared to the prior period, which created a greater requirement for power to operate heating and air conditioning systems.

The capacity costs we incurred, and thus the capacity-related revenues we reflected, for the six months ended June 30, 2004, as compared to the same period in 2003, declined $14.6 million, or 12.2%, primarily as a result of lower operations and maintenance expense. See “Operating Expenses” for a discussion of operations and maintenance expense.

Our total energy rate (including our base energy rate and our fuel factor adjustment rate) was 5.6% higher during the six months ended June 30, 2004, as compared to the same period in 2003. Due to higher than anticipated energy costs in the first quarter of 2004 and projected higher than previously anticipated energy costs for the remainder of 2004, we increased our fuel factor adjustment rate effective April 1, 2004, resulting in an increase to our total energy rate of approximately 15.6%. We had decreased our fuel factor adjustment rate effective January 1, 2004, anticipating that a lower total energy rate combined with the December 31, 2003, $13.6 million over-collected deferred energy balance would adequately recover our future energy costs.

Our average costs to member distribution cooperatives per MWh decreased $3.60 per MWh, or 6.7%, for the six months ended June 30, 2004, as compared to the same period in 2003, as a result of the increase in sales volumes and the decrease in capacity costs partially offset by the increase in our total energy rate.

Sales to TEC. Our sales to TEC are primarily sales of energy that we do not need to meet the actual needs of our member distribution cooperatives. We refer to this energy as excess energy. Sales to TEC for the second quarter and first six months of 2004, were lower than in 2003 by $7.3 million and $12.2 million, respectively, because we had less excess energy in the second quarter and first six months of 2004 than in the second quarter and first six months of 2003. During the first five months of 2003, we exercised a contractual option to purchase energy at then favorable market prices. We sold the portion of this energy that could not be utilized by our member distribution cooperatives to TEC for resale into the market, or to non-members.

Sales to Non-Members. Sales to non-members consist of sales of excess purchased energy and sales of excess generated energy from the Clover Power Station (“Clover”) to which we are entitled. We sell excess purchased energy that is not sold to TEC to PJM Interconnection, LLC (“PJM”) under its rates for providing energy imbalance services. We sell excess energy from Clover to Virginia Electric and Power Company (“Virginia Power”) pursuant to the requirements of the Clover operating agreement. Non-member revenues for the three and six months ended June 30, 2004, were lower than in 2003 by $3.5 million and $4.0 million, respectively, primarily because of decreased sales of excess purchased energy to PJM. During the first five months of 2003, we exercised a contractual option to purchase energy at then favorable market prices and we sold the portion of this energy that could not be utilized by our member distribution cooperatives to TEC for resale into the market, or to non-members.

Operating Expenses

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through (i) our owned or leased interests in electric generating facilities which consist of a 50% interest in Clover, an 11.6% interest in the North Anna Nuclear Power Station (“North Anna”), our Louisa and Rock Springs combustion turbine facilities, and distributed generation, and (ii) power purchases from third parties through power purchase contracts and forward, short-term and spot market energy purchases. Our energy supply for the three and six months ended June 30, 2004 and 2003, was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	(in MWh or percentages)				(in MWh or percentages)
Generated:
Mainland Virginia area:
Clover	655,009	26.0%	608,470	25.3%	1,533,800	27.7%	1,410,863	26.4%
North Anna	389,235	15.4	389,370	16.2	841,710	15.2	651,824	12.2
Louisa	83,701	3.3	28,721	1.2	125,455	2.3	28,721	—

Total Mainland Virginia	1,127,945	44.7	1,026,561	42.7	2,500,965	45.2	2,091,408	38.6

Delmarva Peninsula area:
Rock Springs	82,388	3.3	15,841	0.7	83,440	1.5	15,841	—
Distributed generation	—	—	40	—	—	—	311	—

Total Delmarva Peninsula	82,388	3.3	15,881	0.7	83,440	1.5	16,152	—

Total Generated	1,210,333	48.0	1,042,442	43.4	2,584,405	46.7	2,107,560	38.6

Purchased:
Mainland Virginia area	843,637	33.5	598,461	24.9	1,842,815	33.3	1,740,393	32.6
Delmarva Peninsula area	466,719	18.5	760,109	31.7	1,103,016	20.0	1,519,523	28.8

Total Purchased	1,310,356	52.0	1,358,570	56.6	2,945,831	53.3	3,259,916	61.4

Total Available Energy	2,520,689	100.0%	2,401,012	100.0%	5,530,236	100.0%	5,367,476	100.0%

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

Our operating expenses are significantly affected by the extent to which we purchase power and, relatedly, the availability of our base load generating facilities, Clover and North Anna. Base load generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-fired facilities have relatively low variable costs, as compared to combustion turbine facilities such as Rock Springs and Louisa. Owners of nuclear and other power plants incur the embedded fixed costs of these facilities whether or not the units operate. When either Clover or North Anna is off-line, we must purchase replacement energy from either Virginia Power, which is more costly, or from the market, which may be more or less costly. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility, but are more expensive to operate, and, therefore, we operate them only when the market price of energy makes their operation economical. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of Clover and North Anna rather than our combustion turbine facilities. The output of Clover and North Anna for the three months and six months ended June 30, 2004 and 2003 as a percentage of the maximum dependable capacity rating of the facilities was as follows:

	Clover				North Anna
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Unit 1	51.1%	65.2%	70.7%	79.6%	100.4%	67.3%	96.6%	60.1%
Unit 2	86.4	62.6	90.3	69.5	66.9	99.3	83.5	80.5
Combined	68.8	63.9	80.5	74.6	83.7	83.3	90.1	70.3

Clover. Clover Unit 1 was off-line for 37 days for a scheduled maintenance outage during the three and six months ended June 30, 2004. Clover Unit 1 was off-line for 20 days for a scheduled maintenance outage during the three and six months ended June 30, 2003. Clover Unit 2 was off-line for 18 days and 36 days for a scheduled maintenance outage during the three and six months ended June 30, 2003, respectively.

North Anna. North Anna Unit 2 was off-line for 28 days for a scheduled refueling outage during the three and six months ended June 30, 2004. North Anna Unit 1 was off-line for 17 days and 54 days for a scheduled refueling, replacement of the reactor vessel head and an unscheduled outage during the three and six months ended June 30, 2003, respectively.

Combustion turbine facilities. During the first quarter of 2004, the operational availability of our Louisa and Rock Springs combustion turbine facilities was 98.7% and 99.6%, respectively. During the first six months of 2004, the operational availability of our Louisa and Rock Springs combustion turbine facilities was 96.4% and 94.0%, respectively.

The components of our operating expenses for the three and six months ended June 30, 2004 and 2003, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Fuel	$21,475	$15,886	$41,600	$29,155
Purchased power	66,603	73,573	147,536	183,245
Deferred energy	432	6,673	(7,437)	(9,588)
Operations and maintenance	11,895	10,047	20,720	25,432
Administrative and general	6,957	6,686	14,569	11,867
Depreciation, amortization and decommissioning	7,336	5,387	14,668	10,825
Amortization of regulatory asset/(liability), net	2,530	1,777	4,286	(2,577)
Taxes, other than income taxes	1,199	826	2,419	1,663
Accretion	553	529	1,106	1,046

Total Operating Expenses	$118,980	$121,384	$239,467	$251,068

Aggregate operating expenses decreased $2.4 million, or 2.0%, for the three months ended June 30, 2004, as compared to the same period in 2003 due to a decrease in purchased power, a change in deferred energy and a decrease in operations and maintenance expense, partially offset by an increase in fuel expense and depreciation, amortization and decommissioning.

Purchased power decreased $7.0 million, or 9.5%, for the three months ended June 30, 2004, as compared to the same period in 2003, due to a decreased need for purchased power as a result of increased generation associated with the Louisa and Rock Springs combustion turbine facilities, which became commercially operable in June 2003. In addition, the average cost of purchased power for the three months ended June 30, 2004, decreased 6.1%, as compared to the same period in 2003.

Deferred energy expense changed $6.2 million, or 93.5%, for the three months ended June 30, 2004, as compared to the same period of 2003. During the second quarter of 2004, we over-collected $0.4 million in energy costs versus the second quarter of 2003 when we had over-collected $6.7 million in energy costs. At June 30, 2004, we had an over-collected deferred energy balance of $6.1 million.

Operations and maintenance expense increased $1.8 million or 18.4%, for the three months ended June 30, 2004, as compared to the same period in 2003. The second quarter of 2004 included operations and maintenance costs incurred for the Louisa and Rock Springs combustion turbine facilities, which became commercially operable in June 2003.

Fuel expense increased $5.6 million, or 35.2%, for the three months ended June 30, 2004, as compared to the same period in 2003 due to the increase in the cost of coal for Clover and the increased operation of Clover Unit 2 in 2004. Also, fuel expense increased in 2004 due to the operation of the Louisa and Rock Springs combustion turbine facilities. Louisa and Rock Springs did not begin commercial operations until June of 2003.

Depreciation, amortization and decommissioning expense increased $1.9 million, or 36.2%, for the three months ended June 30, 2004, as compared to the same period in 2003 due to the depreciation recognized by our Louisa and Rock Spring combustion turbine facilities in 2004.

Aggregate operating expenses decreased $11.6 million, or 4.6%, for the six months ended June 30, 2004, as compared to the same period in 2003 due to decreases in purchased power and operations and maintenance expense, partially offset by an increase in fuel expense, a change in amortization of regulatory asset/(liability), net, an increase in depreciation, amortization and decommissioning, and the change in deferred energy.

Purchased power expense decreased $35.7 million, or 19.5%, for the six months ended June 30, 2004, as compared to the same period in 2003 as a result of increased capacity at North Anna in 2004 as compared to 2003 when the units were off-line for the replacement of the reactor vessel heads. Also, in 2004, the Louisa and Rock Springs combustion turbine facilities were available for operation. These factors resulted in a decreased need for purchased power to meet our power needs for the six months ended June 30, 2004, as compared to the same period in 2003. In addition, the average cost of purchased power for the six months ended June 30, 2004, decreased 10.9% as compared to the same period in 2003.

Operations and maintenance expense decreased $4.7 million, or 18.5%, for the six months ended June 30, 2004, as compared to the same period in 2003. The first six months of 2003 included costs incurred for the replacement of the reactor vessel heads at North Anna. There were no such costs in the first six months of 2004. These costs were partially offset by operations and maintenance costs related to our Louisa and Rock springs combustion turbine facilities, which became commercially operable in June 2003.

Fuel expense increased $12.4 million, or 42.7%, for the six months ended June 30, 2004, as compared to the same period in 2003 due to the increase in the cost of coal for Clover and the increased operation of Clover Unit 2 in 2004 as compared to 2003. Also, fuel expense increased in 2004 due to the operation of the Louisa and Rock Springs combustion turbine facilities, which are fueled by natural gas and fuel oil. Louisa and Rock Springs did not begin commercial operations until June of 2003.

Amortization of regulatory asset/(liability), net changed $6.9 million, or 266.3% primarily due to the $5.6 million revenue deferral recognized in 2003, which had been established in 2002. There was no such transaction in 2004.

Depreciation, amortization and decommissioning expense increased $3.8 million, or 35.5%, for the six months ended June 30, 2004, as compared to the same period in 2003 due to the depreciation recognized by our Louisa and Rock Spring combustion turbine facilities in 2004.

Deferred energy expense changed $2.2 million, or 22.4%, for the six months ended June 30, 2004, as compared to the same period in 2003. During the six months ended June 30, 2004, we under-collected $7.4 million in energy costs as compared to the same period in 2003, when we had under-collected $9.6 million in energy costs. At June 30, 2004, we had an over-collected deferred energy balance of $6.1 million.

Other Items

Other Income/(Expense), net. The major components of our other income/(expense), net for the three and six months ended June 30, 2004 and 2003, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Loss on sale of investments	$—	$(5)	$—	$—
Donations and other	44	(229)	32	(254)

Total Other Income/(Expense), net	$44	$(234)	$32	$(254)

Other income/(expense), net increased by $0.3 million, for the three and six months ended June 30, 2004, as compared to the same periods in 2003 due to our donation of transmission assets to one of our member distribution cooperatives in 2003. There was no such transaction in 2004.

Investment Income. Investment income remained relatively flat for the three months ended June 30, 2004, as compared to the same period in 2003. Investment income increased by $0.5 million, or 32.2%, for the first six months of 2004 as compared to the same period in 2003 primarily due to an increase in the investment income on the decommissioning fund in 2004 as compared to 2003.

Interest Charges, net. The primary factors affecting our interest expense are scheduled payments of principal on our indebtedness, issuance of new indebtedness and capitalized interest.

The major components of interest charges, net for the three and six months ended June 30, 2004 and 2003, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(14,068)	$(12,970)	$(28,005)	$(25,856)
Other	(936)	(872)	(1,757)	(1,565)

Total Interest Charges	(15,004)	(13,842)	(29,762)	(27,421)
Allowance for borrowed funds used during construction	2,892	4,768	5,579	9,976

Interest Charges, net	$(12,112)	$(9,074)	$(24,183)	$(17,445)

Interest charges, net increased by $3.0 million, or 33.5%, for the three months ended June 30, 2004, and $6.7 million, or 38.6%, for the six months ended June 30, 2004, as compared to the same periods in 2003 due to an increase in interest expense on long-term debt as a result of our $250.0 million debt issuance in July 2003, and a decrease in the amount of capitalized interest relating to the development and construction of our three combustion turbine facilities. We began capitalizing interest on the Rock Springs and Louisa facilities in October 2001 and January 2002, respectively, and ceased capitalizing interest in June 2003 when the facilities became commercially operable. We began capitalizing interest on the Marsh Run facility in April 2003. Capitalized interest is computed monthly using an interest rate, which reflects our embedded cost of indebtedness, multiplied by our investment in projects under construction.

Net Margin. Our net margin, which is a function of our interest charges, increased by $0.2 million, or 8.4%, for the three months ended June 30, 2004 and increased by $0.5 million, or 8.5%, for the six months ended June 30, 2004, as compared to the same periods in 2003, due to the $1.2 million and $2.4 million increase in our total interest charges for the second quarter and first six months of 2004, respectively.

Financial Condition

The principal changes in our financial condition from December 31, 2003 to June 30, 2004, were caused by increases in accounts payable - members and construction work in progress and decreases in accounts payable, cash and cash equivalents, deferred energy and investments - other. Accounts payable - members increased $21.0 million, or 44.0%, from December 31, 2003 to June 30, 2004, as a result of an increase in the amount of power bill prepayments that we received from our member distribution cooperatives and an increase in the amounts owed to our member distribution cooperatives under our Margin Stabilization Plan. Construction work in progress increased $27.9 million, or 17.2%, from December 31, 2003 to June 30, 2004, due to the development and construction of our Marsh Run combustion turbine facility. Accounts payable decreased $18.2 million, or 27.2%, from December 31, 2003 to June 30, 2004, due to timing differences on invoices associated with purchased power, and operation and construction of our generating facilities. Cash and cash equivalents, and investments - other declined $10.1 million, or 31.7%, and $7.3 million, or 12.6%, respectively, from December 31, 2003 to June 30, 2004, due to the utilization of cash and investments during the first half of the year to fund development and construction of the Marsh Run facility. Our deferred energy balance represents the net under- or over-collection of energy costs as of the end of the reporting period. These amounts are recovered from or refunded to our member distribution cooperatives in subsequent periods. The deferred energy balance changed from a $13.6 million liability (over-collection of costs) at December 31, 2003, to a $6.1 million liability (over-collection of costs) at June 30, 2004.

Liquidity and Capital Resources

Operations. Historically, our operating cash flows have been sufficient to meet our short- and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. Operating activities were impacted primarily by changes in the first six months of 2004 in accrued interest as a result of the timing of interest payments on long-term debt and the change in regulatory assets and liabilities primarily as a result of the amortization of deferred revenue in 2003. Our operating activities provided cash flow of $19.1 million during the first six months of 2004. Our cash needs exceeded our cash flows from operating activities by $13.8 million during the first six months of 2003.

Financing Activities. In addition to liquidity from our operating activities, we maintain committed lines of credit to cover short-term funding needs. As of June 30, 2004, we had short-term committed variable rate lines of credit in an aggregate amount of $230.0 million. Of this amount, $180.0 million was available for general working capital purposes and $50.0 million was available for capital expenditures related to our generating facilities, including the development and construction of our combustion turbine facilities. Additionally, we have a $50.0 million three-year revolving credit facility.

At June 30, 2004 and 2003, we had no short-term borrowings or letters of credit outstanding under any of these arrangements. We expect the working capital lines of credit to be renewed as they expire. We expect the construction-related line of credit to be renewed until no longer necessary for the development and construction of the combustion turbine facilities.

To fully participate in power-related markets, TEC must maintain credit support sufficient to meet delivery and payment obligations associated with power and natural gas trades. To assist TEC in providing this credit support, we have agreed to guarantee up to $42.5 million of TEC’s delivery and payment obligations associated with its power and natural gas trades. At June 30, 2004, we had issued guaranties for up to $34.3 million of TEC’s obligations and $5.1 million of such obligations were outstanding. At December 31, 2003, we had issued guaranties for up to $9.5 million of TEC’s obligations and $1.6 million of such obligations were outstanding.

Investing Activities. Investing activities in the first six months of 2004 consisted primarily of expenditures for our Marsh Run combustion turbine facility and the liquidation of investments to fund these expenditures.

Capped Rates

To address stranded costs and to facilitate the implementation of retail competition, legislation in Virginia, Maryland and Delaware requires the incumbent utility to cap the bundled rates that it can charge customers in its certificated service territory during a specified transition period. Capped rates extend until June 30, 2005, for our Maryland member distribution cooperative, Choptank Electric Cooperative. Effective July 1, 2004, the Maryland Public Service Commission granted Choptank Electric Cooperative a power cost adjustment which allows for an increase in its rates to recover amounts above its originally established capped rate. See “Competition and Changing Regulations – Capped Rates” in Part II, Item 7 of our Annual Report on From 10-K for the fiscal year ended December 31, 2003.

Proposed Restructuring

On July 26, 2004, we entered into a reorganization agreement with our twelve member distribution cooperatives, TEC and a newly formed power supply cooperative, New Dominion Energy Cooperative (“New Dominion”). The reorganization agreement provides that our member distribution cooperatives will exchange their membership interests and equity in us for membership interests and equal equity in New Dominion. As a result, New Dominion will become our sole member following the reorganization. The reorganization will not affect the ownership of any of our tangible assets, including our interest in any of our generating facilities. Under the reorganization agreement, we will continue to be responsible for all of our existing indebtedness, but New Dominion will guarantee all of our outstanding obligations under our indenture at the time of the reorganization. See “Potential Restructuring” in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for additional information relating to the proposed reorganization.

Several conditions must be satisfied before the reorganization will occur, including conditions relating to obtaining all necessary regulatory approvals and protecting our credit profile following the reorganization. Old Dominion may terminate the reorganization agreement if the conditions to the reorganization have not been satisfied or waived by December 31, 2004. Because satisfaction of several conditions remains outside of our control, we cannot determine whether the conditions to the reorganization will be satisfied by this date.

Recent Developments

On August 12, 2004, we made a payment of $33.1 million to PSE&G in full settlement of our legal disputes with it. The terms of our agreement provide for (1) the dismissal of PSE&G’s lawsuit in the United States Court of the District of New Jersey in Newark with each party bearing its own respective costs and legal fees and (2) our agreement not to file a petition for review with the United States Court of Appeals of the FERC orders issued on October 22, 2003, and July 13, 2004, with respect to these matters in the complaint.

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely matter. We have established a Disclosure Assessment Committee comprised of members from senior and middle management to assist in this evaluation. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect such controls during the past fiscal quarter.

OLD DOMINION ELECTRIC COOPERATIVE

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 12, 2004, we made a payment of $33.1 million to PSE&G in full settlement of our legal disputes with it. The terms of our agreement provide for (1) the dismissal of PSE&G’s lawsuit in the United States Court of the District of New Jersey in Newark with each party bearing its own respective costs and legal fees and (2) our agreement not to file a petition for review with the United States Court of Appeals of the FERC orders issued on October 22, 2003, and July 13, 2004, with respect to these matters in the complaint. See footnote 3 in Notes to Condensed Consolidated Financial Statements for further discussion of the legal proceedings with PSE&G.

No material developments have occurred in our legal proceedings with Norfolk Southern or Ragnar Benson since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively. Other than legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)	22

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)	23

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350	24

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350	25

(b)	Reports on Form 8-K.

The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 16, 2004	/s/ Daniel M. Walker
Daniel M. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Page Number
31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a)	23

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a)	24

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350	25

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350	26