Form 10-Q
period 2004-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2004-11-15
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003*
	(in thousands)
ASSETS:
Electric Plant:
In service	$1,506,902	$1,313,649
Less accumulated depreciation	(421,165)	(397,327)

	1,085,737	916,322
Nuclear fuel, at amortized cost	7,134	7,439
Construction work in progress	14,098	161,645

Net Electric Plant	1,106,969	1,085,406

Investments:
Nuclear decommissioning trust	71,167	68,780
Lease deposits	154,515	150,559
Other	13,956	57,659

Total Investments	239,638	276,998

Current Assets:
Cash and cash equivalents	27,000	31,758
Receivables	57,729	59,708
Fuel, materials and supplies, at average cost	29,469	23,523
Prepayments	2,288	2,571
Deferred energy	1,215	—

Total Current Assets	117,701	117,560

Deferred Charges:
Regulatory assets	60,341	68,234
Other	13,866	14,138

Total Deferred Charges	74,207	82,372

Total Assets	$1,538,515	$1,562,336

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$256,352	$247,590
Long-term debt	875,130	873,041

Total Capitalization	1,131,482	1,120,631

Current Liabilities:
Accounts payable	39,390	66,812
Accounts payable – members	63,852	47,788
Accrued expenses	21,573	36,439
Deferred energy	—	13,582

Total Current Liabilities	124,815	164,621

Deferred Credits and Other Liabilities
Asset retirement obligations	45,567	42,997
Obligations under long-term leases	157,403	153,659
Regulatory liabilities	37,832	37,024
Other	41,416	43,404

Total Deferred Credits and Other Liabilities	282,218	277,084

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,538,515	$1,562,336

*	The Condensed Consolidated Balance Sheet at December 31, 2003, has been taken from the audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Operating Revenues	$145,169	$136,115	$412,776	$412,152

Operating Expenses:
Fuel	25,700	27,318	67,300	56,473
Purchased power	84,502	59,819	232,038	243,064
Deferred energy	(7,360)	5,766	(14,797)	(3,822)
Operations and maintenance	10,509	7,608	31,230	33,040
Administrative and general	6,425	6,946	20,994	18,813
Depreciation, amortization and decommissioning	7,817	8,304	22,485	19,129
Amortization of regulatory asset/(liability), net	1,577	1,733	5,863	(844)
Taxes other than income taxes	1,390	1,057	3,809	2,720
Accretion	558	511	1,664	1,557

Total Operating Expenses	131,118	119,062	370,586	370,130

Operating Margin	14,051	17,053	42,190	42,022

Other Income/(Expense), net	15	172	47	(82)
Investment Income	262	453	2,225	1,938
Interest Charges, net	(11,517)	(14,410)	(35,700)	(31,855)

Net Margin Before Cumulative Effect of Change in Accounting Principle	2,811	3,268	8,762	12,023
Cumulative Effect of Change in Accounting Principle	—	—	—	(3,271)

Net Margin After Cumulative Effect of Change in Accounting Principle	2,811	3,268	8,762	8,752

Patronage Capital – Beginning of Period	253,541	241,018	247,590	235,534

Patronage Capital – End of Period	$256,352	$244,286	$256,352	$244,286

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Margin	$2,811	$3,268	$8,762	$8,752

Other Comprehensive Income:
Unrealized gain on derivative contracts	—	—	—	10,911

Other comprehensive income	—	—	—	10,911

Comprehensive Income	$2,811	$3,268	$8,762	$19,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Operating Activities:
Net Margin	$8,762	$8,752
Adjustments to reconcile net margins to net cash (used for) provided by operating activities:
Cumulative effect of change in accounting principle	—	3,271
Depreciation, amortization and decommissioning	22,485	19,129
Other non-cash charges	3,345	(978)
Amortization of lease obligations	7,465	7,137
Interest on lease deposits	(7,148)	(6,811)
Change in current assets	(3,684)	(8,666)
Change in deferred energy	(14,797)	(3,822)
Change in current liabilities	(26,224)	(426)
Change in regulatory assets and liabilities	8,697	(6,041)
Deferred charges and credits	351	621

Net Cash (Used for) Provided by Operating Activities	(748)	12,166

Financing Activities:
Obligations under long-term leases	(529)	(200)
Additions to long-term debt	—	250,000

Net Cash (Used for) Provided by Financing Activities	(529)	249,800

Investing Activities:
Investments, net	41,320	(166,866)
Electric plant additions	(44,801)	(132,384)
Decommissioning fund deposits	—	(454)

Net Cash Used for Investing Activities	(3,481)	(299,704)

Net Change in Cash and Cash Equivalents	(4,758)	(37,738)
Cash and Cash Equivalents – Beginning of Period	31,758	67,829

Cash and Cash Equivalents – End of Period	$27,000	$30,091

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2004, and our consolidated results of operations, comprehensive income, and cash flows for the three and nine months ended September 30, 2004 and 2003. The consolidated results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” effective January 1, 2003. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized asset is depreciated over the useful life of the long-lived asset. SFAS No. 143 requires that any transition adjustment determined at adoption be recognized as a cumulative effect of change in accounting principle.

In the absence of quoted market prices, we determined fair value by using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit adjusted risk free rate. Our estimated liability could change significantly if actual costs vary from assumptions or if governmental regulations change significantly.

SFAS No. 143 applies to the decommissioning of the North Anna Nuclear Power Station (“North Anna”), certain asset retirement obligations at the Clover Power Station (“Clover”), as well as certain asset retirement obligations at our Rock Springs, Louisa, and Marsh Run combustion turbine facilities and our distributed generation facilities. At December 31, 2002, we had recorded a liability for the decommissioning of North Anna of $56.7 million, which equaled the balance in our nuclear decommissioning trust fund. At January 1, 2003, our liability for the decommissioning of North Anna as well as our liabilities associated with Clover and the distributed generation facilities as calculated under SFAS No. 143 were $39.0 million. These liabilities were calculated using the present value of estimated future cash flows. We also recorded plant assets totaling $12.3 million and offsetting accumulated depreciation of $4.4 million. The majority, $28.8 million, of the difference between what was recorded prior to January 1, 2003, and the net amount of what we recorded under SFAS No. 143 has been deferred as a regulatory liability. The remainder, $3.3 million, represents the cumulative effect of change in accounting principle. See Notes to Consolidated Financial Statements – “Note 3 —Accounting for Asset Retirement Obligations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for further discussion of SFAS No. 143.

3.	On August 12, 2004, we made a payment of $33.1 million to Public Service Electric & Gas Company (“PSE&G”) in full settlement of our legal disputes with PSE&G. The terms of our agreement provide for (1) the dismissal of PSE&G’s lawsuit in the United States Court of the District of New Jersey in Newark with each party bearing its own respective costs and legal fees and (2) our agreement not to file a petition for review with the United States Court of Appeals regarding the Federal Energy Regulatory Commission (“FERC”) orders issued on October 22, 2003, and July 13, 2004, with respect to these matters in the complaint.

4.	In October 2003, Norfolk Southern Railway Company (“Norfolk Southern”) notified an affiliate of Virginia Electric & Power Company (“Virginia Power”) that Norfolk Southern intended, effective January 1, 2004, to “correct” the rates and method of quarterly adjustment in its Coal Transportation Agreement (“Agreement”) for Clover. Norfolk Southern alleges that the Agreement specifies the use of a revised index instead of the initial index that has served as the basis of payment from inception of the Agreement. The Agreement, dated April 5, 1989, originally between Norfolk and Western Railway Company (“Norfolk Western”) and us, has an initial term of 20 years after the first shipment of coal. We have the right to extend the Agreement for two additional five-year terms. The Agreement has since been assigned to Virginia Power in connection with its purchase of a 50% undivided interest in Clover and its responsibilities as operating agent. Norfolk Western and Norfolk Southern merged in 1998. Coal has been delivered pursuant to the Agreement for over ten years, and Norfolk Southern has accepted payment at the initial index. We are continuing to pay Norfolk Southern at the initial index rate.

In order to prevent the index change sought by Norfolk Southern, we and Virginia Power filed suit against Norfolk Southern on November 26, 2003, in the Circuit Court of Halifax County, Virginia, requesting specific performance in the form of an injunction declaring that Norfolk Southern cannot change the initial index rate and, in the alternative, that the court enter a declaratory judgment confirming the applicability of the initial index to the Agreement. On January 15, 2004, Norfolk Southern filed an answer and counterclaim (for declaratory judgment, specific performance and damages) and a pleading alleging that we and Virginia Power have failed to state a claim under Virginia law. On November 5, 2004, the court heard arguments regarding whether we and Virginia Power failed to state a claim and has taken the matter under advisement; however, the court has not ruled on this or other matters related to these proceedings. Further proceedings have not been scheduled. We continue to work together with Virginia Power to prevent Norfolk Southern from depriving us of the economic benefits of the Agreement. If it is ultimately determined that we owe any amounts to Norfolk Southern, such amounts are not expected to have a material impact on our financial position, results of operations, or cash flow due to our ability to collect such amounts through rates.

5.	TEC Trading, Inc. (“TEC”), which is owned by our member distribution cooperatives, was formed for the primary purpose of purchasing from us, to sell in the market, power that is not needed to meet the actual needs of our member distribution cooperatives, acquiring natural gas to supply our three combustion turbine facilities, and taking advantage of other power-related trading opportunities in the market, which will help lower our member distribution cooperatives’ costs. To fully participate in power and natural gas related markets, TEC must maintain credit support sufficient to meet delivery and payment obligations associated with power and natural gas trades. To assist TEC in providing this credit support, we have agreed to guarantee up to $60.0 million of TEC’s delivery and payment obligations associated with its power and natural gas trades. At September 30, 2004, we had issued guaranties for up to $28.4 million of TEC’s obligations and $1.4 million of such obligations were outstanding. As of December 31, 2003, we had issued guaranties for up to $9.5 million of TEC’s obligations and $1.6 million of such obligations were outstanding. During the three and nine months ended September 30, 2003, we had sales to TEC of $44.0 thousand and $14.1 million, respectively. During the three and nine months ended September 30, 2004, we had sales to TEC of $1.6 million and $3.5 million, respectively. During the three and nine months ended September 30, 2004, we had gas purchases from TEC of $8.5 million and $17.8 million, respectively. During the three and nine months ended September 30, 2003, we had gas purchases from TEC of $4.4 million and $5.6 million, respectively.

6.	In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. For new entities created after February 1, 2003, the Interpretation is effective immediately; for existing entities we will apply the Interpretation by the end of 2004. TEC has been identified as a variable interest entity and will be consolidated as of December 31, 2004. We believe that the consolidation of TEC will not have a material impact on our financial position, results of operations, or cash flow; however, the ultimate impact on our financial statements at December 31, 2004, is dependent upon the level of TEC’s activity at year-end.

7.	Subsequent event. On October 12, 2004, our Board of Directors approved an increase to the fuel factor adjustment rate, resulting in an increase to our total energy rate of approximately 6.3% effective October 1, 2004. This increase was implemented due to anticipated continued rising energy costs for the remainder of 2004 and into 2005.

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

Critical Accounting Policies

As of September 30, 2004, there have been no significant changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The policies included the accounting for rate regulation, deferred energy, asset retirement obligations, derivative contracts and our margin stabilization plan.

Overview

Old Dominion Electric Cooperative (“Old Dominion”) is a not-for-profit power supply cooperative owned entirely by its twelve member distribution cooperatives and a thirteenth member, TEC Trading Inc. (“TEC”). We supply our member distribution cooperatives power requirements, consisting of capacity requirements and energy requirements through a portfolio of resources including generating facilities, power purchase contracts, and forward, short-term and spot market energy purchases.

Our results for the three and nine months ended September 30, 2004, were primarily impacted by the following factors:

•	The availability of our generating facilities and purchased power. Beginning September 12, 2004, the North Anna Nuclear Power Station (“North Anna”) was off-line for a scheduled maintenance outage that increased our need for purchased power. In 2003, North Anna was off-line to complete the replacement of the reactor vessel heads which increased our need for purchased power in 2003. In June of 2003, our Louisa and Rock Springs combustion turbine facilities became commercially operable, and in September of 2004, our Marsh Run combustion turbine facility became commercially operable.

•	The cost of fuel. Our generating facilities are fueled by a mix of coal, nuclear fuel, and natural gas. The increase in fuel prices and the operation of our combustion turbine facilities, which requires an increase in fuel consumption, increases our fuel expense.

•	Weather. During the three months ended September 30, 2004, sales to our member distribution cooperatives were higher as compared to the same period in 2003 due to warmer weather experienced by consumers of our member distribution cooperatives in 2004. During the nine months ended September 30, 2004, sales to our member distribution cooperatives were higher as compared to the same period in 2003 due to the combination of colder weather experienced by consumers of our member distribution cooperatives in the first quarter of 2004 and warmer weather in the second and third quarters of 2004 as compared to the same periods in 2003.

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

Energy costs, which are primarily variable costs, such as nuclear, coal and natural gas fuel costs and the energy costs under our power purchase contracts with third parties, are recovered through the two separate energy rates, the base energy rate and the fuel factor adjustment rate. The base energy rate is a fixed rate that requires FERC approval prior to adjustment. However, to the extent the base energy rate over- or under-collects all of our energy costs, we refund or collect the difference through a fuel factor adjustment rate. We review our energy costs at least every six months to determine whether the base energy rate and the current fuel factor adjustment rate together are adequately recovering our actual and anticipated energy costs, and revise the fuel factor adjustment rate accordingly. Because the fuel factor adjustment rate can be revised without FERC approval, we can effectively change our total energy rate to recover all our energy costs without seeking the approval of FERC.

Capacity costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, and our margin requirements and additional amounts approved by our board of directors are recovered through our demand rate. The formulary rate allows us to change the actual demand rate we charge as our capacity-related costs change, without seeking FERC approval, with the exception of extraordinary deductions, and decommissioning cost, which is a fixed amount in the formulary rate that requires FERC approval prior to any adjustment. As of December 23, 2003, decommissioning costs have been fixed at zero, reflecting our assessment that, based on current projections, our decommissioning trust fund is adequately funded. Our demand rate is revised automatically to recover the costs contained in our annual budget and any revisions made by the board of directors to our annual budget.

Our operating revenues are derived from power sales to our members and non-members. Sales to members include sales to our Class A members, which are our twelve member distribution cooperatives, and sales to our single Class B member, TEC. Our operating revenues by type of purchaser for the three and nine months ended September 30, 2004 and 2003, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues from sales to members:
Member distribution cooperatives	$142,585	$133,712	$405,336	$388,694
TEC	1,596	44	3,497	14,101

Total revenues from sales to members	144,181	133,756	408,833	402,795
Revenues from sales to non-members	988	2,359	3,943	9,357

Total revenues	$145,169	$136,115	$412,776	$412,152

Our energy sales in megawatt hours (“MWh”) to our members and non-members for the three and nine months ended September 30, 2004 and 2003, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in MWh)		(in MWh)
Energy sales to members:
Member distribution cooperatives	2,780,422	2,566,920	8,033,709	7,322,312
TEC	35,662	2,589	82,059	284,980

Total energy sales to members	2,816,084	2,569,509	8,115,768	7,607,292
Energy sales to non-members	12,737	65,420	68,979	241,325

Total energy sales	2,828,821	2,634,929	8,184,747	7,848,617

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

Revenues from sales to our member distribution cooperatives by formulary rate component and average costs to our member distribution cooperatives in MWh for the three and nine months ended September 30, 2004, and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues from sales to member distribution cooperatives:
Base energy revenues	$50,249	$46,450	$145,301	$132,685
Fuel factor adjustment revenues	39,301	31,889	101,358	80,372

Total energy revenues	89,550	78,339	246,659	213,057

Demand (capacity) revenues	53,035	55,373	158,677	175,637

Total revenues from sales to member distribution cooperatives	$142,585	$133,712	$405,336	$388,694

Average costs to member distribution cooperatives (per MWh) (1)	$51.28	$52.09	$50.45	$53.08

(1)	Our average costs to member distribution cooperatives are based on the blended cost of power from all of our power supply resources.

Growth in the number of consumers and growth in consumers’ requirements for power significantly affect our member distribution cooperatives’ consumers’ requirements for power. Factors affecting our member distribution cooperatives’ consumers’ requirements for power include weather, as well as the amount, size, and usage of electronics and machinery and the expansion of operations among their commercial and industrial customers. Weather affects the requirement for electricity. Relatively higher or lower temperatures tend to increase the requirement for energy to operate air conditioning and heating systems. Mild weather generally reduces the requirement because air conditioning and heating systems are operated less.

Total revenues from sales to our member distribution cooperatives for the three months ended September 30, 2004, increased $8.9 million, or 6.6%, over the same period in 2003, primarily as a result of increased sales of energy and higher energy rates partially offset by lower incurred capacity costs (which are reflected in revenues in the period in which they are expensed). For this period, sales volumes increased approximately 8.3% as a result of warmer weather experienced by consumers of our member distribution cooperatives in July and September 2004 as compared to the same period in 2003, which created a greater requirement for power to operate air conditioning systems, partially offset by milder weather in August 2004 as compared to the same period in 2003.

Our total energy rate (including our base energy rate and our fuel factor adjustment rate) was 5.5% higher during the three months ended September 30, 2004, as compared to the same period in 2003. We increased our fuel factor adjustment rate resulting in an increase to our total energy rate of approximately 15.6% effective April 1, 2004. This increase was implemented due to higher than anticipated energy costs in the first quarter of 2004 and projected higher than previously anticipated energy costs for the remainder of 2004.

The capacity costs we incurred, and thus the capacity-related revenues we reflected, for the three months ended September 30, 2004, as compared to the same period in 2003, declined $2.3 million, or 4.2%, primarily as a result of lower interest expense and associated margin requirement. See “Critical Accounting Policies – Margin Stabilization Plan” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for a discussion of the Margin Stabilization Plan, and see “Interest Charges” for a discussion of interest expenses.

Our average costs to member distribution cooperatives per MWh decreased $0.81 per MWh, or 1.6%, for the three months ended September 30, 2004, as compared to the same period in 2003, as a result of the increase in sales volumes and the decrease in capacity costs partially offset by the increase in our total energy rate.

Total revenues from sales to our member distribution cooperatives for the nine months ended September 30, 2004, increased $16.6 million, or 4.3%, as compared to the same period in 2003, primarily as a result of increased sales of energy and higher energy rates partially offset by lower incurred capacity costs (which are reflected in revenues in the period in which they are expensed). Sales volumes increased approximately 9.7% as a result of colder weather experienced by consumers of our member distribution cooperatives in January and February as compared to the same period in 2003, and warmer weather in May, June, July and September as compared to the same period in 2003, which created a greater requirement for power to operate heating and air conditioning systems.

Our total energy rate (including our base energy rate and our fuel factor adjustment rate) was 5.5% higher during the nine months ended September 30, 2004, as compared to the same period in 2003. Due to higher than anticipated energy costs in the first quarter of 2004 and projected higher than previously anticipated energy costs for the remainder of 2004, we increased our fuel factor adjustment rate effective April 1, 2004, resulting in an increase to our total energy rate of approximately 15.6%. We had decreased our fuel factor adjustment rate effective January 1, 2004, anticipating that a lower total energy rate combined with the December 31, 2003, $13.6 million over-collected deferred energy balance would adequately recover our future energy costs.

The capacity costs we incurred, and thus the capacity-related revenues we reflected, for the nine months ended September 30, 2004, as compared to the same period in 2003, declined $17.0 million, or 9.7%, primarily as a result of lower capacity-related purchased power expenses. See “Operating Expenses” for a discussion of purchased power expense.

Our average costs per MWh to member distribution cooperatives decreased $2.63 per MWh, or 5.0%, for the nine months ended September 30, 2004, as compared to the same period in 2003, as a result of the increase in sales volumes and the decrease in capacity costs, partially offset by the increase in our total energy rate.

Sales to TEC. Sales to TEC consist primarily of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives. Sales to TEC for the three months ended September 30, 2004, were $1.6 million higher, as compared to the same period in 2003, due to more excess energy during the quarter. Sales to TEC for the first nine months ended September 30, 2004, were $10.6 million lower than in the same period in 2003, because we had less excess energy in the first nine months of 2004 than in the first nine months of 2003. During the first five months of 2003, we exercised a contractual option to purchase energy at then favorable market prices. We sold the portion of this energy that could not be utilized by our member distribution cooperatives to TEC for resale into the market, or to non-members.

Sales to Non-Members. Sales to non-members consist of sales of excess purchased energy and sales of excess generated energy from the Clover Power Station (“Clover”) to which we are entitled. We sell excess purchased energy that is not sold to TEC to PJM Interconnection, LLC (“PJM”) under its rates for providing energy imbalance services. We sell excess energy from Clover to Virginia Electric and Power Company (“Virginia Power”) pursuant to the requirements of the Clover operating agreement. Non-member revenues for the three and nine months ended September 30, 2004, were lower than in 2003 by $1.4 million and $5.4 million, respectively, primarily because of decreased sales of excess purchased energy to PJM. During the first five months of 2003, we exercised a contractual option to purchase energy at then favorable market prices and we sold the portion of this energy that could not be utilized by our member distribution cooperatives to TEC for resale into the market, or to non-members.

Operating Expenses

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through (i) our owned or leased interests in electric generating facilities which consist of a 50% interest in Clover, an 11.6% interest in North Anna, our Louisa, Marsh Run, and Rock Springs combustion turbine facilities, and distributed generation, and (ii) power purchases from third parties through power purchase contracts and forward, short-term and spot market energy purchases. Our energy supply for the three and nine months ended September 30, 2004 and 2003, was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	(in MWh or percentages)				(in MWh or percentages)
Generated:
Mainland Virginia area:
Clover	904,361	30.7%	884,086	32.9%	2,438,161	28.8%	2,294,949	28.5%
North Anna	421,587	14.3	471,635	17.5	1,263,297	14.9	1,123,459	13.9
Louisa	73,035	2.5	91,524	3.4	198,490	2.3	120,245	1.5
Marsh Run	1,417	—	—	—	1,417	—	—	—

Total Mainland Virginia	1,400,400	47.5	1,447,245	53.8	3,901,365	46.0	3,538,653	43.9

Delmarva Peninsula area:
Rock Springs	26,878	0.9	93,807	3.5	110,318	1.3	109,648	1.4
Distributed generation	277	—	283	—	277	—	594	—

Total Delmarva Peninsula	27,155	0.9	94,090	3.5	110,595	1.3	110,242	1.4

Total Generated	1,427,555	48.4	1,541,335	57.3	4,011,960	47.3	3,648,895	45.3

Purchased:
Mainland Virginia area	871,318	29.5	603,817	22.5	2,714,133	32.0	2,344,210	29.1
Delmarva Peninsula area	650,819	22.1	542,375	20.2	1,753,835	20.7	2,061,898	25.6

Total Purchased	1,522,137	51.6	1,146,192	42.7	4,467,968	52.7	4,406,108	54.7

Total Available Energy	2,949,692	100.0%	2,687,527	100.0%	8,479,928	100.0%	8,055,003	100.0%

In mainland Virginia, we satisfy the majority of our member distribution cooperatives’ capacity and energy requirements through our ownership interests in Clover, North Anna, Louisa, and Marsh Run and we purchase energy from the market to supply the remaining needs of our mainland Virginia member distribution cooperatives. To serve the Delmarva Peninsula, we rely on Rock Springs and power purchase agreements to provide the capacity to meet our member distribution cooperatives’ capacity requirements. To meet our member distribution cooperatives’ energy requirements on the Delmarva Peninsula, we purchase energy from the market, or when economical, we utilize the PJM power pool or generate power from Rock Springs.

Our operating expenses are significantly affected by the extent to which we purchase power and, relatedly, the availability of our base load generating facilities, Clover and North Anna. Base load generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-fired facilities have relatively low variable costs, as compared to combustion turbine facilities such as Louisa, Rock Springs and Marsh Run. Owners of nuclear and other power plants incur the embedded fixed costs of these facilities whether or not the units operate. When either Clover or North Anna is off-line, we must purchase replacement energy from either Virginia Power, which is more costly, or from the market, which may be more or less costly. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility, but are more expensive to operate; therefore, we operate them only when the market price of energy makes their operation economical. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are more significantly affected by the operations of Clover and North Anna than by our combustion turbine facilities. The output of Clover and North Anna for the three months and nine months ended September 30, 2004 and 2003, as a percentage of the maximum dependable capacity rating of the facilities was as follows:

	Clover				North Anna
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Unit 1	93.9%	92.4%	78.5%	83.4%	78.8%	100.2%	90.8%	73.6%
Unit 2	93.6	91.1	91.4	76.7	99.5	99.7	88.9	87.0
Combined	93.8	91.8	85.0	80.1	89.2	100.0	89.9	80.3

Clover. Clover Unit 1 was off-line for 37 days for a scheduled maintenance outage during the nine months ended September 30, 2004. Clover Unit 1 was off-line for 20 days for a scheduled maintenance outages during the nine months ended September 30, 2003. Clover Unit 2 was off-line for 18 days and 36 days for a scheduled maintenance outages during the three and nine months ended September 30, 2003, respectively.

North Anna. North Anna Unit 1 was off-line for 19 days for the three and nine months ended September 30, 2004, for a scheduled refueling outage and was returned to service on October 6, 2004. North Anna Unit 1 was off-line for 54 days for a scheduled refueling, replacement of the reactor vessel head and an unscheduled outage during the nine months ended September 30, 2003, respectively. North Anna Unit 2 was off-line for 28 days for a scheduled refueling outage during the nine months ended September 30, 2004.

Combustion turbine facilities. During the third quarter of 2004, the operational availability of our Louisa and Rock Springs combustion turbine facilities was 94.9% and 99.9%, respectively. During the first nine months of 2004, the operational availability of our Louisa and Rock Springs combustion turbine facilities was 95.9% and 96.0%, respectively. On September 15, 2004, our Marsh Run combustion turbine facility became commercially operable.

The components of our operating expenses for the three and nine months ended September 30, 2004 and 2003, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Fuel	$25,700	$27,318	$67,300	$56,473
Purchased power	84,502	59,819	232,038	243,064
Deferred energy	(7,360)	5,766	(14,797)	(3,822)
Operations and maintenance	10,509	7,608	31,230	33,040
Administrative and general	6,425	6,946	20,994	18,813
Depreciation, amortization and decommissioning	7,817	8,304	22,485	19,129
Amortization of regulatory asset/(liability), net	1,577	1,733	5,863	(844)
Taxes, other than income taxes	1,390	1,057	3,809	2,720
Accretion	558	511	1,664	1,557

Total Operating Expenses	$131,118	$119,062	$370,586	$370,130

Aggregate operating expenses increased $12.1 million, or 10.1%, for the three months ended September 30, 2004, as compared to the same period in 2003, primarily due to increases in purchased power expense and operations and maintenance expense offset by a change in deferred energy.

Purchased power expense increased $24.7 million, or 41.3%, for the three months ended September 30, 2004, as compared to the same period in 2003, due to an increased need for purchased power caused by higher energy sales, the need to replace energy not available from North Anna due to its scheduled refueling outage and the fact that it was more economical to purchase power than to run our combustion turbine facilities. In addition, the average cost of purchased power for the three months ended September 30, 2004, increased 6.4%, as compared to the same period in 2003.

Deferred energy expense changed $13.1 million, or 227.6%, for the three months ended September 30, 2004, as compared to the same period of 2003. During the third quarter of 2004, we under-collected $7.4 million in energy costs versus the third quarter of 2003 when we had over-collected $5.8 million in energy costs. At September 30, 2004, we had an under-collected deferred energy balance of $1.2 million.

Operations and maintenance expense increased $2.9 million or 38.1%, for the three months ended September 30, 2004, as compared to the same period in 2003, primarily due to increased operation and maintenance costs at North Anna related to the scheduled refueling outage. Operations and maintenance costs incurred for our Louisa and Rock Springs combustion turbine facilities, which became commercially operable in June 2003, increased slightly.

Aggregate operating expenses remained relatively flat for the nine months ended September 30, 2004, as compared to the same period in 2003 as a result of the net impact of increases in fuel expense, decreases in purchased power expense and changes in deferred energy and amortization of regulatory asset (liability), net.

Fuel expense increased $10.8 million, or 19.2%, for the nine months ended September 30, 2004, as compared to the same period in 2003 due to the increase in the cost of coal for Clover, the increased operation of North Anna during 2004 as compared to 2003, and the increased operation of our Louisa and Rock Springs combustion turbine facilities, which are fueled by natural gas and fuel oil. Louisa and Rock Springs began commercial operations June of 2003.

Purchased power expense decreased $11.0 million, or 4.5%, for the nine months ended September 30, 2004, as compared to the same period in 2003. North Anna operated more in 2004 as compared to 2003 when the units were off-line for repairs. In addition, the average cost of purchased power for the nine months ended September 30, 2004, decreased 5.9% as compared to the same period in 2003, thereby reducing purchased power expense.

Deferred energy expense changed $11.0 million, or 287.2%, for the nine months ended September 30, 2004, as compared to the same period in 2003. During the nine months ended September 30, 2004, we under-collected $15.0 million in energy costs as compared to the same period in 2003, when we had under-collected $3.8 million in energy costs. At September 30, 2004, we had an under-collected deferred energy balance of $1.2 million.

Amortization of regulatory asset/(liability), net changed $6.7 million, or 794.7% primarily due to the $5.6 million revenue deferral recognized in 2003, which had been established in 2002. There was no such transaction in 2004.

Other Items

Other Income/(Expense), net. The major components of our other income/(expense), net for the three and nine months ended September 30, 2004 and 2003, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Other	$24	$189	$106	$118
Donations	(9)	(17)	(59)	(200)

Total Other Income/(Expense), net	$15	$172	$47	$(82)

Other income/(expense), net increased for the three and nine months ended September 30, 2004, as compared to the same periods in 2003 due to our donation of transmission assets to one of our member distribution cooperatives in 2003. There was no such transaction in 2004.

Investment Income. Investment income decreased by $0.2 million or 42.2% for the three months ended September 30, 2004, as compared to the same period in 2003. Investment income increased by $0.3 million, or 14.8%, for the first nine months of 2004 as compared to the same period in 2003 primarily due to an increase in the investment income on the decommissioning fund in 2004 as compared to 2003.

Interest Charges, net. The primary factors affecting our interest expense are scheduled payments of principal on our indebtedness, issuance of new indebtedness and capitalized interest.

The major components of interest charges, net for the three and nine months ended September 30, 2004 and 2003, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(14,148)	$(15,508)	$(42,153)	$(41,364)
Other	99	(827)	(1,658)	(2,393)

Total Interest Charges	(14,049)	(16,335)	(43,811)	(43,757)
Allowance for borrowed funds used during construction	2,532	1,925	8,111	11,902

Interest Charges, net	$(11,517)	$(14,410)	$(35,700)	$(31,855)

Interest charges, net decreased by $2.9 million, or 20.1%, for the three months ended September 30, 2004, as compared to the same period in 2003, primarily due to our reduction in long-term debt outstanding between the periods and an increase in capitalized interest associated with our Marsh Run facility. Interest charges, net increased by $3.8 million, or 12.1%, for the nine months ended September 30, 2004, as compared to the same periods in 2003, primarily due to a decrease in the amount of capitalized interest relating to the development and construction of our three combustion turbine facilities. We ceased capitalizing interest on the Rock Springs and Louisa facilities in June 2003 when the facilities became commercially operable. We ceased capitalizing interest on our Marsh Run facility in September 2004 when the facility became commercially operable. Capitalized interest is computed monthly using an interest rate, which reflects our embedded cost of indebtedness, multiplied by our investment in projects under construction.

Net Margin. Our net margin, which is a function of our interest charges, decreased by $0.5 million, or 14.0%, for the three months ended September 30, 2004, as compared to the same period in 2003, due to the $2.3 million reduction in our total interest charges for the third quarter of 2004. Our net margin remained flat for the nine months ended September 30, 2004, as compared to the same period in 2003, as there was no material change in total interest charges.

Financial Condition

The principal changes in our financial condition from December 31, 2003 to September 30, 2004, were caused by decreases in construction work in progress, investments – other, accounts payable, accrued expenses, and a change in deferred energy and increases in electric plant in-service and accounts payable – members. Construction work in progress decreased $147.5 million, or 91.3%, from December 31, 2003 to September 30, 2004 due to the reclassification of costs to electric plant in-service for our Marsh Run combustion turbine facility which became commercially operable on September 15, 2004. Investments – other declined $43.7 million, or 75.8%, from December 31, 2003 to September 30, 2004, due to the utilization of investments during the first nine months of the year to fund development and construction of the Marsh Run facility and to pay Public Service Electric & Gas Company (“PSE&G”) $33.1 million in full settlement of our legal disputes with PSE&G. Accounts payable decreased $27.4 million, or 41.0%, from December 31, 2003 to September 30, 2004, due to timing differences on invoices associated with purchased power and operation and construction of our generating facilities. Accrued expenses decreased $14.9 million, or 40.8%, primarily as a result of the PSE&G settlement payment. Our deferred energy balance represents the net under- or over-collection of energy costs as of the end of the reporting period. These amounts are recovered from or refunded to our member distribution cooperatives in subsequent periods. The deferred energy balance changed from a $13.6 million liability (over-collection of costs) at December 31, 2003, to a $1.2 million asset (under-collection of costs) at September 30, 2004. Electric plant in-service increased $169.4 million, or 18.5%, primarily due to the reclassification of costs from construction work in progress related to our Marsh Run facility. Accounts payable – members increased $16.1 million, or 33.6%, from December 31, 2003 to September 30, 2004, as a result of an increase in the amount of power bill prepayments that we received from our member distribution cooperatives and an increase in the amounts owed to our member distribution cooperatives under our Margin Stabilization Plan.

Liquidity and Capital Resources

Operations. Historically, our operating cash flows have been sufficient to meet our short- and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. Operating activities were impacted primarily by changes in the first nine months of 2004 in current liabilities, deferred energy, and the change in regulatory assets and liabilities. Our cash needs exceeded our cash flows from operating activities by $0.7 million during the first nine months of 2004. Our operating activities provided cash flow of $12.2 million during the first nine months of 2003.

Financing Activities. In addition to liquidity from our operating activities, we maintain committed lines of credit to cover short-term funding needs. As of September 30, 2004, we had short-term committed variable rate lines of credit in an aggregate amount of $230.0 million. Of this amount, $180.0 million was available for general working capital purposes and $50.0 million was available for capital expenditures related to our generating facilities, including the development and construction of our combustion turbine facilities. Additionally, we have a $50.0 million three-year revolving credit facility.

At September 30, 2004 and 2003, we had no short-term borrowings or letters of credit outstanding under any of these arrangements. We expect the working capital lines of credit to be renewed as they expire. We expect the construction-related line of credit to be renewed until no longer necessary for the development and construction of the combustion turbine facilities.

To fully participate in power-related markets, TEC must maintain credit support sufficient to meet delivery and payment obligations associated with power and natural gas trades. To assist TEC in providing this credit support, we have agreed to guarantee a maximum of $60.0 million of TEC’s delivery and payment obligations associated with its power and natural gas trades. At September 30, 2004, we had issued guaranties for up to $28.4 million of TEC’s obligations and $1.4 million of such obligations were outstanding. As of December 31, 2003, we had issued guaranties for up to $9.5 million of TEC’s obligations and $1.6 million of such obligations were outstanding.

Investing Activities. Investing activities in the first nine months of 2004 consisted primarily of expenditures for our Marsh Run combustion turbine facility and the liquidation of investments to fund these expenditures as well as the liquidation of investments to pay the PSE&G settlement in August 2004.

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

Several conditions must be satisfied before the reorganization will occur, including conditions relating to obtaining all necessary regulatory approvals and protecting our credit profile following the reorganization. Old Dominion may terminate the reorganization agreement if the conditions to the reorganization have not been satisfied or waived by December 31, 2004. Satisfaction of several conditions remains outside of our control. If the conditions to the reorganization are not satisfied by December 31, 2004, we currently anticipate that we and our members would continue to pursue satisfaction of these conditions in order to consummate the reorganization.

Recent Developments

On October 12, 2004, our Board of Directors approved an increase to the fuel factor adjustment rate, resulting in an increase to our total energy rate of approximately 6.3% effective October 1, 2004. This increase was implemented due to anticipated continued rising energy costs for the remainder of 2004 and into 2005.

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2004.

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

OLD DOMINION ELECTRIC COOPERATIVE

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We entered into a contract (the “EPC Contract”) with Ragnar Benson, Inc. (“RBI”) for engineering, procurement and construction services relating to the construction of our Marsh Run combustion turbine facility. The facility became available for commercial operation on September 15, 2004. RBI has asserted entitlement to additional compensation under the EPC Contract as a result of weather, permitting and subsurface conditions. We have reviewed the asserted claims of RBI and believe they are without merit. To date, we have paid when due all invoices submitted to us for payment by RBI in accordance with the terms and conditions of the EPC Contract.

No material developments have occurred in our legal proceedings with Norfolk Southern since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and the Quarterly Reports on Form 10-Q in 2004. Other than legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

ITEM 6. EXHIBITS

3.1	Bylaws of Old Dominion Electric Cooperative Amended and Restated

10.1	Operating and Power Sales Agreement among Virginia Electric and Power Company, New Dominion Energy Cooperative and Old Dominion Electric Cooperative, dated as of October 12, 2004

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date:	November 15, 2004	/s/ Daniel M. Walker
Daniel M. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Bylaws of Old Dominion Electric Cooperative Amended and Restated

10.1	Operating and Power Sales Agreement among Virginia Electric and Power Company, New Dominion Energy Cooperative and Old Dominion Electric Cooperative, dated as of October 12, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350