Form 10-K
period 2004-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2005-03-23
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

OLD DOMINION ELECTRIC COOPERATIVE

2004 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

OLD DOMINION ELECTRIC COOPERATIVE

General

Old Dominion Electric Cooperative (“Old Dominion” or “we” or “our”) was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit power supply cooperative. We were organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. Through our member distribution cooperatives, we served more than 496,000 retail electric consumers (meters) representing a total population of approximately 1.2 million people in 2004. We provide this power pursuant to long-term, all-requirements wholesale power contracts. See “—Member Distribution Cooperatives—Wholesale Power Contracts” below.

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through a portfolio of resources including generating facilities, power purchase contracts, and forward, short-term and spot market energy purchases. Our generating facilities are fueled by a mix of coal, nuclear, natural gas, fuel oil, and diesel fuel. See “—Power Supply Resources” below and “Properties” in Item 2 for discussion and a description of these resources.

We are owned entirely by our members, which are the primary purchasers of the power we sell. We have two classes of members. Our Class A members are twelve customer-owned electric distribution cooperatives that sell electric service to their customers in 70 counties throughout Virginia, Delaware, Maryland, and a small portion of West Virginia. Our sole Class B member is TEC Trading, Inc. (“TEC”), a taxable corporation owned by our member distribution cooperatives. TEC was formed for the primary purposes of purchasing power from us to sell in the market, acquiring natural gas to supply our three combustion turbine facilities, and taking advantage of other power-related trading opportunities in the market. TEC does not engage in speculative trading. See “—TEC” below.

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

We are not a party to any collective bargaining agreement. We had 84 employees as of March 1, 2005.

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

Our Class A members are electric distribution cooperatives. Electric distribution cooperatives own and maintain nearly half of the distribution lines in the United States and serve three-quarters of the United States’ land mass. There are currently approximately 870 electric distribution cooperatives in the United States. Historically, electric distribution cooperatives have owned and operated distribution systems to supply the power requirements of their retail customers. See also “—Competition and Changing Regulations” below.

Potential Reorganization

As we strive to meet our member distribution cooperatives’ requirements in the most efficient and cost effective manner, we continually explore new ways to respond to the challenges facing us. As part of this effort, on July 26, 2004, we entered into a reorganization agreement with our twelve member distribution cooperatives, TEC and a newly formed taxable power supply cooperative, New Dominion Energy Cooperative (“New Dominion”), to provide us additional flexibility to finance capital expenditures and eliminate some existing operational constraints.

Structurally, the reorganization contemplated by the reorganization agreement would result in all of our member distribution cooperatives exchanging their membership interests in Old Dominion for a membership interest in New Dominion. All of their equity in Old Dominion would be transferred to New Dominion in return for an equal amount of equity in New Dominion. As a result, New Dominion would become our sole member.

As part of the reorganization, the reorganization agreement requires that New Dominion enter into a take-or-pay power sales contract with us, pursuant to which New Dominion would agree to purchase and receive 100% of the output and services of our power supply resources and to pay 100% of our costs, including amounts sufficient for us to meet the rate covenant under our Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, with Crestar Bank (predecessor to SunTrust Bank), as trustee (the “Indenture”). Payments required under this contract would not be excused by any event, including our inability or failure to perform. The reorganization agreement further provides that the wholesale power contracts we currently have with our member distribution cooperatives would be assigned to and assumed by New Dominion. TEC would withdraw as a member in conjunction with the completion of the reorganization and our power sales relationship with TEC also would be terminated at that time.

The reorganization agreement includes several provisions intended to protect our credit profile. We will not transfer our ownership of any of our tangible assets, including our interest in any of our generation facilities, in connection with the reorganization. We would continue to be responsible for all of our existing indebtedness; the reorganization agreement would require New Dominion to guarantee all of our outstanding obligations under our Indenture at the time of the consummation of the reorganization. In addition, the reorganization agreement contemplates that we will enter into a mutual credit agreement with New Dominion under which either of us could provide loans, guarantees, or other credit support to the other.

If consummated, we anticipate that following the reorganization New Dominion would conduct physical and financial power and gas procurement activities and purchase, in the markets, the power and energy needed to supply the member distribution cooperatives over and above that obtained from us. New Dominion would not engage in speculative marketing or trading activities. We would expect to continue to perform all of our other current operations, including our obligations to operate and maintain our generating facilities. Future generating resources, including purchased power agreements, could be owned by either New Dominion or Old Dominion, depending upon our analysis of the advantages and disadvantages at the time. New Dominion would be a taxable cooperative; however, no change would occur in our tax-exempt status as a result of the reorganization. We would continue to be regulated by federal or state governmental authorities in the same manner as we currently are, and we expect that New Dominion would be regulated in a manner similar to us.

Following the reorganization, both our and New Dominion’s board of directors would consist of two representatives of each of the member distribution cooperatives. No changes in our management personnel are contemplated as a result of the reorganization. We would supply all administrative and management services required by New Dominion.

Several conditions must be satisfied before the reorganization will occur, including conditions relating to obtaining all necessary regulatory approvals. In October 2004, a large industrial customer of one of our member distribution cooperatives intervened in our proceedings with the Federal Energy Regulatory Commission (“FERC”) relating to approvals we are seeking relating to the reorganization. Subsequently, Northern Virginia Electric Cooperative, our largest member distribution cooperative, also intervened in these proceedings. See “Legal Proceedings” in Item 3.

The reorganization agreement granted us the right to terminate the reorganization agreement if the conditions to closing were not satisfied prior to December 31, 2004. We currently anticipate that we and our member distribution cooperatives will continue to pursue satisfaction of the conditions precedent to the reorganization in the reorganization agreement. Several of these conditions, including the obtainment of all necessary regulatory approvals, are beyond our control. For this reason, we cannot determine whether or if the reorganization will occur.

Member Distribution Cooperatives

General

Our member distribution cooperatives provide electric services, consisting of power supply, transmission services, and distribution services (including metering and billing) to residential, commercial, and industrial customers in 70 counties in Virginia, Delaware, Maryland, and West Virginia. The member distribution cooperatives’ distribution business involves the operation of substations, transformers, and electric lines that deliver power to customers. Three of our member distribution cooperatives provide electric services on the Delmarva Peninsula: A&N Electric Cooperative in Virginia, Choptank Electric Cooperative in Maryland, and Delaware Electric Cooperative in Delaware. Our remaining nine members, which serve the Virginia Mainland, are: BARC Electric Cooperative, Community Electric Cooperative, Mecklenburg Electric Cooperative, Northern Neck Electric Cooperative, Northern Virginia Electric Cooperative, Prince George Electric Cooperative, Rappahannock Electric Cooperative, Shenandoah Valley Electric Cooperative, and Southside Electric Cooperative. The member distribution cooperatives are not our subsidiaries, but rather our owners. We have no interest in their properties, liabilities, equity, revenues, or margins.

Wholesale Power Contracts

We sell power to our member distribution cooperatives under “all-requirements” wholesale power contracts. Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions, to the extent that we have the power and facilities available to do so. Each of these wholesale power contracts is effective through 2028 and continues in effect beyond 2028 until either party gives the other at least three years notice of termination.

There are two principal exceptions to the “all-requirements” obligations of the parties. First, each Virginia Mainland member distribution cooperative may purchase power allocated to it from the Southeastern Power Administration (“SEPA”), which operates hydroelectric facilities in Virginia. In 2004, the total allocation of power from SEPA to the member distribution cooperatives was 84 megawatts (“MW”) plus associated energy, representing approximately 3.8% of our total member distribution cooperatives’ peak capacity requirements and approximately 2.2% of our total member distribution cooperatives’ energy requirements. In 2004, the energy received by our member distribution cooperatives from SEPA was less than in 2003 due to the variability of production. Second, if pursuant to the Public Utility Regulatory Policies Act (“PURPA”) or other laws, a member distribution cooperative is required to purchase electric power from a qualifying facility, the member distribution cooperative must make the required purchases. Any required purchases made by the member distribution cooperative will be at a rate no more than our avoided cost, as established by us. At our option, the member distribution cooperative will sell that power to us at a price no more than that rate. The member distribution cooperative may appoint us to act as its agent in all dealings with the owner of any of these qualifying facilities. Purchases of power generated by qualifying facilities constituted less than 1.0% of our member distribution cooperatives’ capacity and energy requirements in 2004.

Each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract in accordance with our formulary rate. The formulary rate, which has been filed with and accepted by FERC, is designed to recover our total cost of service and create a firm equity base. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate” in Item 7. More specifically, the formulary rate is intended to meet all of our costs, expenses and financial obligations associated with our ownership, operation, maintenance, repair, replacement, improvement, modification, retirement and decommissioning of our generating plants, transmission system or related facilities, as well as all of our costs, expenses and financial obligations relating to the acquisition and sale of power or related services that we provide to our member distribution cooperatives under the wholesale power contracts, including:

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

We may revise our budget at any time to the extent that our current budget does not accurately reflect our demand (or capacity)-related costs and expenses or estimates of our demand sales of power. Increases or decreases in our annual budget automatically amend the demand component of our formulary rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary

Rate” in Item 7 for a description of capacity-related costs and the demand component of our formulary rate. Also, the wholesale power contracts permit us to adjust the amounts to be collected from the member distribution cooperatives to equal our actual demand costs. We make these adjustments under our Margin Stabilization Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization Plan” in Item 7. These adjustments are treated as due, owed, incurred and accrued for the year to which the increase or decrease relates. The member distribution cooperatives pay or receive any amounts owed to or by us as a result of this adjustment in the following year. If at any time our board of directors determines that the formula does not meet all of our costs and expenses, it may adopt a new formula to meet those costs and expenses, subject to any necessary regulatory review and approval.

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

We are considering a restructuring of our relationships with our member distribution cooperatives. See “Potential Reorganization” above.

Northern Virginia Electric Cooperative

Over the past several years, we had been in discussions with Northern Virginia Electric Cooperative (“NOVEC”), our largest member distribution cooperative, about changing the nature of its wholesale power contract with us from an all-requirements contract to a partial-requirements contract. See “—Member Distribution Cooperatives—Wholesale Power Contracts.” In prior years, NOVEC has stated that it may bring an action before FERC or the Virginia State Corporation Commission (“VSCC”) to reform the contract along these terms if we did not reach mutually agreeable modifications to the contract. NOVEC has never sought, however, to be relieved from its obligations relating to our existing generating facilities, including debt service and other costs related or allocable to these facilities.

In January 2005, NOVEC intervened in our New Dominion proceedings at FERC. See “Legal Proceedings – FERC Proceedings Related to Potential Reorganization” in Item 3.

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

TEC is owned by our member distribution cooperatives, and currently is our only Class B member. As a member, TEC is entitled to receive patronage capital distributions from us based on our allocation of margins to Class B members and the amount of its business with us. We are considering reorganization our relationships with our members, including TEC. See “—Potential Reorganization” above.

We have a power sales contract with TEC, under which TEC purchases power from us that we do not need to meet the actual needs of our member distribution cooperative for resale to the market and sells this power to the market under market-based rate authority granted by FERC. To fully participate in power-related markets, TEC must maintain credit support sufficient to meet delivery and payment obligations associated with its power trades. To assist TEC in maintaining this credit support, we have agreed to guarantee up to a maximum of $60.0 million of TEC’s delivery and payment obligations associated with its power trades. As of December 31, 2004, we had issued guaranties for up to $27.9 million of TEC’s obligations and $2.5 million of such obligations were outstanding.

In 2004, TEC purchased from us, and subsequently sold to the market, 481,699 megawatt-hours (“MWh”) of power. In 2004, we purchased from TEC $18.3 million of natural gas to fuel our combustion turbine facilities. We charged TEC $12,000 for services we performed under an administrative services agreement.

As of December 31, 2004, in accordance with Financial Accounting Standards Board issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, TEC has been consolidated and is now included in our financial statements. All intercompany balances have been eliminated.

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

Virginia, Delaware, and Maryland have each enacted legislation granting retail customers the right to choose their power supplier. This legislation in each state maintains the exclusive right of the incumbent electric utilities, including our member distribution cooperatives, to continue to provide transmission and distribution services and, at least initially, to be the default providers of power to their customers in their service territories. See “—Competition and Changing Regulations.”

The territories served by our member distribution cooperatives cover large portions of Virginia, Delaware, and Maryland. One of our member distribution cooperatives also serves a small portion of West Virginia. These service territories range from the suburban metropolitan Washington, D.C. area in northern Virginia, to the Atlantic shore of Virginia, Delaware, and Maryland, to the Appalachian Mountains and the North Carolina border. The service territories of member distribution cooperatives serving the high growth, increasingly suburban area between Washington, D.C. and Richmond, Virginia, account for approximately half of our capacity requirements. While our member distribution cooperatives do not serve any major cities, several portions of their service territories are in close proximity to urban areas. These areas are experiencing growth due to the expansion of suburban communities into neighboring rural areas and the continuing development of resort and vacation communities within their service territories.

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

Our member distribution cooperatives’ sales of energy in 2004 totaled approximately 10,168,969 MWh. These sales were divided by type as follows:

Customer Class	Percentage of MWh Sales	Percentage of Customers
Residential	65.3%	92.5%
Commercial and industrial	33.4	6.9
Other	1.3	0.6

From 1999 through 2004, our member distribution cooperatives experienced an average annual compound growth rate of approximately 3.3% in the number of customers and an average annual compound growth rate of 4.6% in energy sales measured in MWh.

Revenues from the following member distribution cooperatives equaled or exceeded 10% of our total revenues in 2004:

Member Distribution Cooperative	Revenues	Percentage of Total Revenues
	(in millions)
Northern Virginia Electric Cooperative	$159.7	28.3%
Rappahannock Electric Cooperative	120.8	21.4
Delaware Electric Cooperative	61.0	10.8

The member distribution cooperatives’ average number of customers per mile of energized line has increased approximately 7.0% since 1999 to approximately 9.4 customers per mile in 2004. System densities of our member distribution cooperatives in 2004 ranged from 6.1 customers per mile in the service territory of BARC Electric Cooperative to 22.2 customers per mile in the service territory of NOVEC. In 2004, the average service density for all distribution electric cooperatives in the United States was approximately 6.6 customers per mile.

COMPETITION AND CHANGING REGULATIONS

Virginia, Delaware and Maryland have each enacted legislation that restructures the electric utility industry in their states and changes the manner in which electricity may be sold to retail customers. Each state’s individual restructuring plan deregulated the power component (also known as generation) of electric service, while maintaining regulation of transmission and distribution services. All retail customers in Virginia, Delaware and Maryland, including retail customers of our member distribution cooperatives, are currently permitted to purchase power from the supplier of their choice. At March 1, 2005, no entity had registered to be an alternative power supplier in any of the service territories of our member distribution cooperatives and, as a result, none of their retail customers have switched to alternative providers. If customers of our member distribution cooperatives choose alternative power suppliers in the future, this could result in a reduction in our revenues and cash flows. If the resulting decrease in our member revenues is significant enough, we could lose our tax-exempt status. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors Affecting Results—Tax Status” in Item 7.

To address the difference between what an electric utility would have recovered under regulated cost-of-service rates and what that electric utility will recover under competitive market rates, sometimes referred to as “stranded costs”, and to facilitate the implementation of retail competition, the legislation in all three states requires the incumbent utility to cap the bundled rates that it can charge its retail customers in its certificated service territory during a specified transition period. Capped rates extend until December 31, 2010, for our Virginia member distribution cooperatives, until March 31, 2005, for our Delaware member distribution cooperative, and until June 30, 2005 for our Maryland member distribution cooperative. These capped rates are then unbundled, or itemized, into power, transmission and distribution components and, in the case of Virginia, a competitive transition charge. Our member distribution cooperatives located in Virginia have the ability to pass through to their customers, changes in energy costs even while under capped rates. Additionally, our Virginia member distribution cooperatives may request one change in their capped rates prior to July 1, 2007, and one additional change between July 1, 2007 and December 31, 2010. Our ability to charge our member distribution cooperatives located in Delaware and Maryland amounts under their wholesale power contract with us is not impaired by these capped rates. If our Delaware and Maryland member distribution cooperatives’ costs are greater or lesser than their capped rates, they either absorb the deficiency or retain the benefit, respectively.

POWER SUPPLY RESOURCES

General

We provide power to our members through a combination of our interests in the Clover Power Station (“Clover”), North Anna Nuclear Power Station (“North Anna”), Louisa generating facility (“Louisa”), Marsh Run generating facility (“Marsh Run”), Rock Springs generating facility (“Rock Springs”) and distributed generation facilities, power purchase contracts and forward, short-term and spot purchases of power in the open market. Our power supply resources for the past three years have been as follows:

Virginia Mainland area:
Clover	3,342,530	29.2%	3,212,421	30.6%	3,153,856	30.7%
North Anna	1,718,545	15.0	1,598,959	15.2	1,586,188	15.4
Louisa	212,087	1.9	154,693	1.5	—	—
Marsh Run	25,761	0.2	—	—	—	—
Distributed generation	5	—	222	—	—	—

Total Virginia Mainland	5,298,928	46.3	4,966,295	47.3	4,740,044	46.1

Delmarva Peninsula area:
Rock Springs	125,244	1.1	109,748	1.0	—	—
Distributed generation	349	—	372	—	528	—

Total Delmarva Peninsula	125,593	1.1	110,120	1.0	528	—

Total Generated	5,424,521	47.4	5,076,415	48.3	4,740,572	46.1

Purchased:
Virginia Mainland area	3,333,748	29.2	2,872,895	27.4	3,346,963	32.6
Delmarva Peninsula area	2,672,236	23.4	2,556,506	24.3	2,190,443	21.3

Total Purchased	6,005,984	52.6	5,429,401	51.7	5,537,406	53.9

Total Available Energy	11,430,505	100.0%	10,505,816	100.0%	10,277,978	100.0%

The service territory of our member distribution cooperatives is geographically divided into two separate areas –the Virginia Mainland and the Delmarva Peninsula. Because the ability to transmit power between these two areas is limited, we generally must generate or purchase power to meet the specific needs of each area separately. For example, power generated by Clover, North Anna, Louisa and Marsh Run is used exclusively by our member distribution cooperatives that are located in the Virginia Mainland. The costs of all of our power resources, however, are shared by all our member distribution cooperatives, regardless of their location. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate” in Item 7. We transmit power to our nine member distribution cooperatives located in the Virginia Mainland through the transmission systems of Virginia Electric and Power Company (“Virginia Power”) and PJM Interconnection, LLC (“PJM”) – West Region. We transmit power to our three member distribution cooperatives located on the Delmarva Peninsula through the transmission system of PJM – Classic Region.

The member distribution cooperatives’ customers in the Virginia Mainland and on the Delmarva Peninsula have similar usage characteristics and distribution of sales by customer classification. Typically, both areas’ peak demand for energy, also referred to as capacity requirement, is in the summer months. This peak is due to the summer air conditioning requirements of the member distribution cooperatives’ customers, which reflects the large residential component of our total capacity requirements. However, in 2004, the peak for the member distribution cooperatives’ customers in the Virginia Mainland was in December due to a colder than usual winter and the resulting winter heating requirements.

The Virginia Mainland represented approximately 78.0% of our 2004 peak capacity requirements, which occurred in December. North Anna and Clover satisfied approximately 46.8% of our capacity requirements and 58.6% of our energy requirements in the Virginia Mainland in 2004. Louisa and Marsh Run provided 1.9% and 0.2%, respectively, of our 2004 Virginia Mainland energy requirements. In 2004, we obtained the remainder of our Virginia Mainland and the majority of our Delmarva Peninsula requirements, both capacity and energy, from numerous suppliers under various power purchase contracts and forward, short-term and spot market purchases. Rock Springs provided 1.1% of our 2004 Delmarva Peninsula energy requirements. Our Louisa and Rock Springs combustion turbine facilities became commercially operable in June of 2003. Our Marsh Run combustion turbine facility became commercially operable in September 2004. Generally, power purchase contracts allow us to meet these requirements by purchasing fixed-price firm capacity and energy at market prices. See “Power Supply Resources—Power Purchase Contracts.”

Most of our long-term power purchase contracts will expire by 2011. The combustion turbine facilities will satisfy substantially all of the capacity and a portion of the energy currently supplied by these contracts following their termination. In addition, we have ten distributed generation facilities across our member distribution cooperatives’ service territories, which enhance our system’s reliability.

Power Supply Resources

Generating Facilities

We have ownership interests in five electric generating facilities plus distributed generation facilities. For a description of these facilities see “Properties” in Item 2. In 2004, these facilities provided 47.4% of our energy requirements.

Power Purchase Contracts

In 2004, we purchased approximately 52.6% of our total energy requirements. These energy requirements were provided principally by neighboring utilities through long-term power purchase contracts and purchases of energy in the forward and spot markets.

Our most significant long-term power purchase arrangements are with Virginia Power, the operator and co-owner of Clover and North Anna. We have agreements with Virginia Power which grant us the right, but not the obligation, to purchase intermediate energy at a price determined by reference to a specified natural gas index. In addition, we have other contractual arrangements with Virginia Power which permit us to purchase reserve capacity and energy. We intend to purchase our reserve capacity requirements for Clover and North Anna from Virginia Power under these arrangements until either the date on which all facilities at North Anna have been retired or decommissioned or the date we have no interest in North Anna, whichever is earlier.

The purchase price we pay for any reserve energy purchased under these arrangements equals the natural gas-indexed price we pay for intermediate energy under our other agreements with Virginia Power. In addition to Virginia Power, we have other long-term power purchase agreements with Mid-Atlantic utilities which provide a small portion of our capacity and energy requirement.

The remainder of our energy requirements are provided by the market. When possible, we purchase power in the market through forward contracts and spot purchases if we believe the prices for such energy will be less than energy otherwise available to us under long-term contracts or energy generated from our combustion turbine facilities. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we have developed policies and procedures to manage the risks in the changing business environment. These procedures, developed in cooperation with ACES Power Marketing LLC (“APM”), are designed to strike the appropriate balance between minimizing costs and reducing energy cost volatility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Issues—Reliance on Market Purchases of Energy” in Item 7.

Transmission

We have agreements with Virginia Power and PJM, which provide us with access to their transmission facilities as necessary to deliver energy to our member distribution cooperatives. We own a small amount of transmission facilities. See “Properties” in Item 2.

Virginia Power System

Under the operating agreements for both North Anna and Clover, Virginia Power makes available to us its transmission and distribution systems, as needed, to transmit our power from North Anna, Clover, Louisa, and Marsh Run, as well as power purchased from other suppliers, to our member distribution cooperatives’ delivery points. Pursuant to existing agreements, Virginia Power supplies all transmission services to us under its open access transmission tariff. The terms for transmission and related services are described in our Service Agreement for Network Integration Transmission Service (“NITS”) and the Network Operating Agreement (“NOA”) with Virginia Power. The NOA contains the terms and conditions under which we must operate our facilities and the technical and operational matters associated with the NITS. The NITS describes the specific services we purchase from Virginia Power and pricing of those services. Because Virginia Power plans to join the PJM regional transmission organization, we will obtain transmission service from that organization if and when Virginia Power grants control of its transmission facilities to PJM. See “—RTOs” below.

PJM

We are a member of PJM to serve our member distribution cooperatives located on the Delmarva Peninsula and portions of the Virginia Mainland in the areas served by Allegheny Power Resources and American Electric Power-Virginia. PJM is an independent system operator of transmission facilities serving all of Delaware and parts of Maryland, West Virginia and Virginia, as well as other areas outside our member distribution cooperatives’ service territories.

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

We attempt to mitigate the effects of congestion through the procurement of fixed transmission rights. Through fixed transmission rights, we receive or pay the difference between the cost of energy delivered to our delivery points and the cost of energy delivery to other specified delivery points on the PJM system (which generally is less expensive than the cost we incur at our delivery points). As a result, fixed transmission rights generally partially offset congestion charges. PJM has instituted a two-step process for annually allocating fixed transmission rights to entities with retail customers. They first allocate auction revenue rights, which entitle the owner to either convert the auction revenue rights into fixed transmission rights or to be paid based upon the value of the auction revenue rights as determined in an annual open auction process. In 2004, PJM allocated to us the rights to obtain a specified number of auction revenue rights. We purchased additional fixed transmission rights from PJM and can negotiate to obtain additional fixed transmission rights from other members of PJM when economical.

In 2004, we paid approximately $10.2 million in congestion charges to PJM. These charges were partially offset by credits from our fixed transmission rights and our auction revenue rights. Net congestion costs for 2004 were approximately $7.0 million.

Conectiv, the owner of the transmission facilities on the Delmarva Peninsula, has been performing system upgrades to meet reliability criteria and to interconnect generating facilities located on the Delmarva Peninsula. Conectiv has stated that it expects that congestion will be reduced significantly once these upgrades are complete. In addition, we have installed and paid for transmission network upgrades to serve our member distribution cooperatives on the Delmarva Peninsula more reliably and economically.

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

FERC noted in Order No. 2000, and on rehearing in Order No. 2000A, that existing state and federal laws applicable to cooperatives may inhibit their participation in RTOs. These laws include tax laws that restrict the level of business a cooperative can conduct with non-members and still maintain a tax-exempt status. FERC obligated investor-owned utilities under Order No. 2000 to consider the constraints imposed on cooperatives and work with them to foster their participation in RTOs.

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

Legislation passed by the 2003 Virginia General Assembly prohibited the transfer of ownership or control of any transmission system located in Virginia prior to July 1, 2004. The law provides that the VSCC must approve any transfer and the application for transfer must include a study of the comparative costs and benefits of such transfer, including the effects of transmission congestion costs. Each incumbent electric utility was required to file their application for transfer by July 1, 2003 and was to transfer ownership or control by January 1, 2005, subject to VSCC approval. We believe this legislation should not affect our ability to serve our member distribution cooperatives through the transmission system of Virginia Power and PJM or affect our ability to transmit energy from our combustion turbine facilities because the transmission assets we own are minimal.

Fuel Supply

Nuclear

Virginia Power, as operating agent, has the sole authority and responsibility to procure nuclear fuel for North Anna. Historically, Virginia Power has employed both spot purchases and long-term contracts to satisfy North Anna’s nuclear fuel requirements. Virginia Power advises us that the percentage of long-term contracts versus spot purchases in any given year is primarily driven by current and projected market conditions, Virginia

Power’s refueling cycles, industry consolidation, political conditions, and Virginia Power’s management decisions and strategies. Generally, long-term contracts are three to five years in length with pricing mechanisms such as discounted market base escalated, fixed or a combination thereof. Spot purchases are purchases made with terms that are satisfied within a twelve-month period. These various contracts typically have quantity flexibilities and are strategically staggered to expire in different years. We are not a direct party to any of these procurement contracts, and as a result cannot control their terms or duration. Virginia Power advises us that they continually evaluate worldwide market conditions in order to ensure a range of supply options at reasonable prices. Virginia Power reports that current agreements, inventories, and spot market availability are expected to support current and planned fuel supply needs and that additional fuel is purchased as required to attempt to ensure optimum cost and inventory levels.

Coal

Virginia Power, as operating agent, has the sole authority and responsibility to procure sufficient coal for the operation of Clover. Historically, Virginia Power has employed both spot market purchases and long-term contracts to acquire the low sulfur bituminous coal used to fuel the facility. Virginia Power advises us that its procurement policy is to secure the bulk of the coal requirements under long-term contracts, with specific contract target percentages fluctuating, based on prevailing market conditions. We are not a direct party to any of these procurement contracts, and therefore cannot control their terms or duration. As of December 31, 2004, and December 31, 2003, we had a 13 day and a 26.5 day supply of coal at Clover, respectively. As of March 11, 2005, we had a 14.5 day supply of coal at Clover. We anticipate that sufficient supplies of coal will be available in the future at reasonable prices, but market prices and price volatility both may be higher than we currently anticipate. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

Natural Gas

Over the past several years, many new electric generating facilities fueled by natural gas have become available for commercial operation, causing an increase in competition for natural gas capacity. Our three operating combustion turbine facilities are powered by natural gas and are located adjacent to natural gas transmission lines. We anticipate that these natural gas transmission lines generally will have the capacity to meet the natural gas needs of the three combustion turbine facilities. With assistance from APM, we have developed and utilize a natural gas supply strategy for providing natural gas to each of the three combustion turbine facilities. We are responsible for procuring the natural gas to be used by all units at Rock Springs, Louisa and Marsh Run. The strategy includes securing transportation contracts and incorporating the ability to use No. 2 distillate fuel oil back up for Louisa and Marsh Run, as needed, to minimize transportation costs. We have targeted our primary natural gas suppliers and have negotiated the contracts needed for procurement of physical natural gas. We have put in place strategies and mechanisms to financially hedge our natural gas delivery needs through TEC. See “TEC.” We presently anticipate that sufficient supplies of natural gas will be available in the future at reasonable prices making the operation of the combustion turbine facilities economical, but significant price volatility may occur, especially during the winter. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

REGULATION

General

We are subject to regulation by FERC and to a limited extent, state public service commissions. Some of our operations are also subject to regulation by the Virginia Department of Environmental Quality (“DEQ”), the Department of Energy (“DOE”), the Nuclear Regulatory Commission (“NRC”), and other federal, state, and local authorities. Compliance with future laws or regulations may increase our operating and capital costs by requiring, among other things, changes in the design and operation of our generating facilities.

Rates

FERC regulates our rates for transmission services and wholesale sale of power in interstate commerce. We establish our rates for power furnished to our member distribution cooperatives pursuant to our formulary rate, which has been accepted by FERC. The formulary rate is intended to permit us to collect revenues, which, together with revenues from all other sources, are equal to all of our costs and expenses, plus an additional amount up to 20% of our total interest charges, plus additional equity contributions as approved by our board of directors. The formula is comprised of three components: a demand rate, a base energy rate, and a fuel factor adjustment rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results – Formulary Rate” in Item 7.

FERC may review our rates upon its own initiative or upon complaint and order a reduction of any rates determined to be unjust, unreasonable, or otherwise unlawful and order a refund for amounts collected during such proceedings in excess of the just, reasonable, and lawful rates. Our charges to TEC are established under our market-based sales tariff filed with FERC.

Because our rates and services are regulated by FERC, the VSCC, the Delaware Public Service Commission (“Delaware PSC”), and the Maryland Public Service Commission (“Maryland PSC”) do not have jurisdiction over our rates and services. The state commissions, however, do oversee the siting of our utility facilities in their respective jurisdictions. They also regulate the rates and services offered by our member distribution cooperatives.

Other FERC Regulation

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

Competition and Changing Regulations

Virginia, Delaware and Maryland have each enacted legislation that restructures the electric utility industry and changes the manner in which electricity may be sold to customers. See “Competition and Changing Regulations” in Item 1.

Environmental

We are subject to federal, state, and local laws and regulations and permits designed to protect human health and the environment and regulating the emission, discharge, or release of pollutants into the environment. We believe we are in material compliance with all current requirements of such environmental laws and regulations and permits. As with all electric utilities, the operation of our generating units could, however, be affected by future environmental regulations. Capital expenditures and increased operating costs required to comply with any future regulations could be significant.

Our direct capital expenditures for environmental control facilities at Clover, excluding capitalized interest, were approximately $1.6 million in 2004. We did not have any direct capital expenditures for environmental control facilities at North Anna in 2004. Based on information provided by Virginia Power, our portion of direct capital expenditures for environmental control facilities planned for Clover over the next three years is estimated to be approximately $0.3 million and $0.4 million for North Anna. These expenditures are included in our estimated capital expenditures for the years 2005 through 2007. In 2004, we did not have any direct capital expenditures for environmental control facilities at our Louisa, Marsh Run and Rock Springs combustion turbine facilities. Projected direct capital expenditures for our combustion turbine facilities for 2005 are approximately $3.0 million. There are currently no projected direct capital expenditures for our combustion turbine facilities in 2006 or 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7.

The most important environmental law affecting our operations is the Clean Air Act. The Clean Air Act requires, among other things, that owners and operators of fossil fuel-fired power stations limit emissions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”). Under the Clean Air Act’s Acid Rain Program, each of our fossil fuel-fired plants must obtain SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually. As an existing facility, Clover receives an annual allocation of SO2 allowances at no cost based upon its baseline operations. Newer facilities, including Louisa, Marsh Run and Rock Springs, need to obtain allowances, but because they are primarily gas-fired, the number of SO2 allowances they must obtain are expected to be minimal and we anticipate will be supplied from excess SO2 allowances allocated to Clover. Future changes in the Acid Rain Program, including increases in the cost of SO2 allowances or the ratio of allowances to emissions, could increase our costs of operation.

Pursuant to the Clean Air Act, both Virginia and Maryland have enacted regulations to reduce the emissions of NOx by establishing NOx allowance programs similar to federal SO2 allowance programs. Clover is meeting its NOx emissions limitations through the use of conventional and advanced pollution control equipment. NOx emissions allowances will be purchased to meet the NOx reduction requirement that is not met by the NOx emission control equipment. We have an agreement with Virginia Power to provide us with the option each year to purchase from it the NOx emissions allowances necessary to compensate for any shortfall between our NOx emissions allowance requirement for Clover and our portion of the regulatory NOx emissions allocation for Clover.

Louisa, Marsh Run and Rock Springs will each emit significant amounts of NOx. As new sources, they were designed with advanced technologies that reduce the formation of NOx emissions, and will be required to meet stringent NOx emission limits. Each facility is required to obtain allowances for every ton of NOx they emit during the ozone season (May through September). When designing their respective programs, Virginia and Maryland both set aside a number of NOx allowances to be allocated to new fossil fuel electric power generating sources based on their emissions rates. In 2004, the Virginia General Assembly designated that the 2004 and 2005 NOx set aside allowances for new fossil fuel electric power generating sources were to be sold at auction. Therefore, both our Louisa and Marsh Run facilities will have to purchase their NOx allowances from the market for 2005. We do anticipate that from 2006 forward, NOx new set aside allowances will be available for Louisa and Marsh Run until these units become part of Virginia’s NOx budget. NOx emission allowances that are not received from the new source set aside pools will be purchased in the market for the operation of all three combustion turbine facilities. We project that we will be able to obtain sufficient quantities of NOx allowances in the future at commercially reasonable prices, but increased NOx emissions or increased restrictions could cause the price of allowances to be higher than we expect.

In January 2004, the Environmental Protection Agency (“EPA”) first issued a proposed rule intended to reduce interstate transport of fine particulate matter and ozone (originally known as the Interstate Air Quality Rule, now known as the Clean Air Interstate Rule (“CAIR”)). At the same time, the EPA carried out its obligation under the Clean Air Act to limit hazardous air pollutants by issuing proposed rules to limit mercury emissions from coal-fired power plants. The rule making process was recently concluded.

On March 10, 2005, the EPA issued the CAIR, which will a permanently cap emissions of SO2 and NOx in the eastern United States, which includes Virginia and Maryland. CAIR achieves large reductions of SO2 and/or NOx emissions across 28 eastern states and the District of Columbia. States must achieve the required emission reductions using one of two compliance options: 1) meet the state’s emission budget by requiring power plants to participate in an EPA administered interstate cap and trade system that caps emissions in two stages, or 2) meet an individual state emissions budget through measures of the state’s choosing. The Clean Air Act also requires that states meet the new national, health-based air quality standards for ozone and PM2.5 standards by requiring reductions from many types of sources. We currently believe Virginia will require power plants to participate in the interstate cap and trade program rather than through other measures.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule to permanently cap and reduce mercury emissions from coal-fired power plants for the first time. The Clean Air Mercury Rule establishes “standards of performance” limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. The first phase cap is 38 tons and emissions will be reduced by taking advantage of mercury reductions achieved by equipment installed to reduce SO2 and NOx emissions under CAIR. In the second phase, due in 2018, coal-fired power plants will be subject to a second cap, which will reduce emissions to 15 tons upon full implementation.

These two regulatory actions will require substantial new investments in pollution control equipment for coal-fired power plants and will likely effect Clover. The CAIR regulations and the Clean Air Mercury Rule regulations are extremely lengthly and complex. Owing to the length of these recently released regulations, we are in the process of assessing the regulations impact on Clover. However, additional pollution control equipment could be required at Clover. No additional pollution control equipment is expected to be required on any of our other generation assets. However, additional costs for the purchase of SO2 and NOx allowances can be expected if a cap and trade program results in Virginia and Maryland.

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

On March 5, 2004, the EPA promulgated new national emission standards for HAPs for stationary combustion turbines. The new rule requires the installation of MACT to reduce the emissions of HAPs from gas-fired combustion turbines only if such combustion turbines are major sources of HAPs as defined by the Clean Air Act, and if construction of the turbines started on or after January 15, 2003. Construction of Rock Springs and Louisa started before January 2003. Although construction of our Marsh Run combustion turbine facility began in March 2003, it is not a major source of HAPs and is not located at a facility that is a major source of HAPs; therefore, the new MACT standard does not apply to Marsh Run.

The Clean Water Act and applicable state laws regulate water intake structures, discharges of cooling water, storm water run-off and other wastewater discharges at our generating facilities. We are in material compliance with these requirements and with permits that must be obtained with respect to such discharges. Our permits are subject to periodic review and renewal proceedings, and can be made more restrictive over time. Limitations on the thermal discharges in cooling water, or withdrawal of cooling water during low flow conditions, can restrict our operations. During 2004, we experienced no such restrictions; however, such restrictions can arise during drought conditions. Clover has two consent orders with the DEQ. One consent order is to study the impact of withdrawing water to support Clover during low river flow conditions and the other is to relocate one of the landfill discharges from Black Walnut Creek to the Roanoke River. The low flow study will be conducted once river flows are low enough to produce the desired study levels. The discharge pipe is in the final stages of being relocated to the Roanoke River.

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

We incurred approximately $11.0 million, $9.9 million, and $8.8 million of expenses, including depreciation, during 2004, 2003, and 2002, respectively, in connection with environmental protection and monitoring activities, such as costs related to the disposal of solid waste, operation of landfills, operation of air emissions reduction equipment, and disposal of hazardous waste material. These expenses were included in fuel expense, operations and maintenance expense, and depreciation, amortization and decommissioning expense. We anticipate expenses to be approximately $10.1 million in 2005 in connection with environmental protection and monitoring activities, including depreciation.

Nuclear

Under the Nuclear Waste Policy Act, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. However, since the DOE did not begin accepting spent fuel in 1998 as specified in its contracts, Virginia Power is providing on-site spent nuclear fuel storage at the North Anna facility. Virginia Power will continue to safely manage its spent nuclear fuel until the DOE begins accepting the spent nuclear fuel. In January 2004, Virginia Power filed a lawsuit seeking recovery damages for breach of the Standard Contract due to the DOE’s delay in accepting spent nuclear fuel from North Anna.

ITEM 2.    PROPERTIES

Our principal properties consist of our interest in five electric generating facilities, additional distributed generation facilities across our member distribution cooperatives’ service territories and a small amount of transmission facilities. All of our physical properties are subject to the lien of our Indenture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Issues – Restated Indenture” in Item 7. Our generating facilities consist of the following:

Name of Facility	Ownership Interest		Location	Primary Fuel	Commercial Operation Date	Net Capacity Entitlement(3)
Clover	50.0	%(1)	Halifax County, Virginia	Coal	Unit 1 – 1995 Unit 2 – 1996	220.5 MW 220.5 MW

North Anna	11.6%		Louisa County, Virginia	Nuclear	Unit 1 – 1978 (4) Unit 2 –1980 (4)	107 MW 107 MW

Louisa	100.0%		Louisa County, Virginia	Natural Gas	Unit 1 – 2003 Unit 2 – 2003 Unit 3 – 2003 Unit 4 – 2003 Unit 5 – 2003	84 MW 84 MW 84 MW 84 MW 168 MW

Marsh Run	100.0%		Fauquier County, Virginia	Natural Gas	Unit 1 – 2004 Unit 2 – 2004 Unit 3 – 2004	168 MW 168 MW 168 MW

Rock Springs	50.0	%(2)	Cecil County, Maryland	Natural Gas	Unit 1 – 2003 Unit 2 – 2003	168 MW 168 MW

Distributed generation	100.0%		Multiple	Diesel	10 units –2002	20 MW

					Total	2,019 MW

(1)	Our interest in Clover is subject to long-term leases. See “Clover” below.

(2)	We own 100% of two units each with a net capacity rating of 168 MW and 50% of the common facilities for the facility. See “Combustion Turbine Facilities—Rock Springs.” below.

(3)	Represents our entitlement to the maximum dependable capacity, which does not represent actual usage.

(4)	We purchased our 11.6% undivided ownership interest in North Anna in December 1983.

Clover

Virginia Power, as the co-owner of Clover, is responsible for operating Clover and procuring and arranging for the transportation of the fuel required to operate Clover. See “Power Supply Resources—Fuel Supply—Coal” in Item 1. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses for Clover.

Under the terms of the Clover operating agreement, Old Dominion and Virginia Power each take half of the power produced by Clover. In those hours when we are not able to use our share of the energy produced by Clover, we are required to sell and Virginia Power is required to purchase our excess energy. Old Dominion and Virginia Power may restructure the operating agreement for Clover to permit us to sell our excess energy from Clover to other power purchasers as well as to Virginia Power.

Lease of Clover Unit 1

In March 1996, we entered into a lease with an owner trust for the benefit of an investor in which we leased our interest in Clover Unit 1, subject to the lien of the Indenture, for a term extendable by the owner trust up to the full productive life of Clover Unit 1, and simultaneously entered into an approximately 21.8 year lease of the interest back to us. Because we may cause the release of the lien of the Indenture, the interest of the owner trust in Clover Unit 1 may no longer be subject and subordinate to the lien of the Indenture in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Issues—Restated Indenture” in Item 7 for a discussion of the possible release of the lien of the Indenture. We have provided for substantially all of our periodic basic rent payments under the lease by investing in obligations issued or insured by entities, the claims paying ability or senior debt obligations of which are rated “AAA” by S&P and “Aaa” by Moody’s. The lease to us contains events of default, which, if they occur, could result in termination of the lease, and, consequently, our loss of possession and right to the output of Clover Unit 1.

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

Lease of Clover Unit 2

In July 1996, we entered into another lease subject to the lien of the Indenture with an owner trust for the benefit of a different investor of our interest in Clover Unit 2 and related common facilities for a term extendable by the owner trust up to the full productive life of Clover Unit 2. We simultaneously entered into an approximately 23.4 year lease back of the interest. Because we may cause the release of the lien of the Indenture, the interest of the owner trust in Clover Unit 2 may no longer be subject and subordinate to the lien of the Indenture in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Issues—Restated Indenture” in Item 7 for a discussion of the possible release of the lien of the Indenture. We have provided for all of our periodic basic rent payments under the lease by investing in obligations issued or insured by entities, the claims paying ability or senior debt obligations of which are rated “AAA” by S&P and “Aaa” by Moody’s. As with the Clover Unit 1 lease, the leaseback of Clover Unit 2 contains events of default, which could result in termination of the lease and loss of possession and right to the output of the unit.

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

North Anna

Virginia Power, as the co-owner of North Anna, is responsible for operating North Anna. Virginia Power also has the authority and responsibility to procure nuclear fuel for North Anna. See “Fuel Supply—Nuclear” in Item 1. We are entitled to 11.6% of the power generated by North Anna. Additionally, we are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna. We are obligated to fund these items. In addition, we separately fund our pro-rata portion of the decommissioning costs of North Anna. Old Dominion and Virginia Power also bear pro-rata any liability arising from ownership of North Anna, except for liabilities resulting from the gross negligence of the other.

Combustion Turbine Facilities

Louisa

The Louisa facility is operated and maintained by PIC Energy Services, Inc. (“PIC”) pursuant to a service agreement under which PIC supplies all services, goods and materials required to operate the facility, other than natural gas and No. 2 distillate fuel oil. We arrange for the transportation and supply of the natural gas and No. 2 distillate fuel oil required by this facility.

Marsh Run

The Marsh Run facility is operated and maintained by PIC under the same service agreement that we entered into for the operation and maintenance of the Louisa facility. Under this agreement, PIC supplies all services, goods and materials required to operate that facility, other than natural gas and No. 2 distillate fuel oil. We arrange for the transportation and supply of the natural gas and No. 2 distillate fuel oil required by this facility.

Rock Springs

The Rock Springs facility was developed together with another participant, CED Rock Springs, LLC. (“ConEd”). We and ConEd each individually own two units (a total of 338 MWs each) and 50% of the common facilities. Additionally, we and ConEd each individually dispatch our units as each owner determines is necessary and prudent. The facility is currently permitted to allow two additional 168 MW combustion turbines to be installed at the site for a total site capacity of 1,008 MW.

The Rock Springs facility is operated and maintained by CED Operating Co., LLP, an affiliate of ConEd, pursuant to a service agreement under which CED Operating Co., LLP, supplies all services, goods and materials, other than natural gas, required to operate the facility. We are responsible for all costs associated with the development, construction, additions and operating costs and administrative and general expenses relating to our two units and the proportional share of the costs relating to the common facilities for Rock Springs.

We arrange for the transportation of the natural gas required by the operator for all units at Rock Springs and arrange for the supply of natural gas to our units only.

Distributed Generation Facilities

We installed the generators primarily to enhance our system’s reliability. Four of the diesel generators service our member distributions cooperatives’ in the Virginia Mainland territory and six of the diesel generators service our member distribution cooperatives’ in the Delmarva Peninsula territory.

Transmission

We own two 1,100 foot 500 kilovolt (“kV”) transmission lines and a 500 kV substation at the Rock Springs site jointly with ConEd. As a transmission owner in PJM we have relinquished control of these transmission facilities to PJM and contracted with third parties to operate and maintain the transmission facilities.

ITEM 3.    LEGAL PROCEEDINGS

Norfolk Southern

In April 1989, we entered into a coal transportation agreement with Norfolk Southern Railway Company (“Norfolk Southern”) for delivery of coal to Clover. The agreement, which was later assigned to Virginia Power as operator of Clover, had an initial 20-year term and provides that the amounts payable for coal transportation services are subject to adjustment based on a reference index. In October 2003, Norfolk Southern claimed that it had been using an incorrect reference index to calculate amounts due to it since the inception of the agreement, and that it would begin to escalate prices for these services in the future based on an alternate reference index. On November 26, 2003, together with Virginia Power, we filed suit against Norfolk Southern in the Circuit Court of Halifax County, Virginia, seeking an order to clarify the price escalation provisions in the coal transportation agreement. In its reply to our suit, Norfolk Southern filed a counter-claim and sought (1) recovery from Virginia Power and us for additional amounts resulting from its use of the alternate reference index since December 1, 2003, and (2) an order requiring the parties to calculate the amounts Norfolk Southern claims it was underpaid since the inception of the agreement by using the alternate reference index.

On December 22, 2004, the court found in favor of Norfolk Southern on the issue of ambiguity and held that the price escalation provisions in the agreement were clear and unambiguous. The court later denied Virginia Power’s and our motion to file an amended complaint based on additional evidence that was not considered by the court in the original proceedings. The court permitted Virginia Power and us to file an amended answer to Norfolk Southern’s counter-claims, but they held that we could not assert that the contract was ambiguous. We did raise several affirmative defenses, which if upheld, would prevent Norfolk Southern from charging the higher rate. Our amended answer was filed on March 4, 2005.

As of December 31, 2004, we recorded a liability related to the Norfolk Southern dispute and on March 8, 2005, our board of directors approved the creation of the related regulatory asset. The regulatory asset will be amortized over 21 months beginning April 1, 2005. Beginning April 1, 2005, we will recover the amortization of the regulatory asset and the current period charges through rates. If it is ultimately determined that we owe any such amounts to Norfolk Southern, the amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates to our member distribution cooperatives.

Ragnar Benson

In December 2002, we entered into a contract with Ragnar Benson, Inc. (“RBI”) for engineering, procurement and construction services relating to the construction of our Marsh Run combustion turbine facility. Construction of the facility began in April 2003 and the facility was required to be substantially complete in the second quarter of 2004. The facility ultimately became available for commercial operation on September 15, 2004, but is still not substantially complete according to the terms of the contract. On December 23, 2004, we terminated the contract with RBI for default and filed suit in the U.S. District Court for the Eastern District of Virginia, Richmond Division, against RBI seeking liquidated damages for delay in completion of the project up to $15.0 million and damages for breach of contract up to $5.0 million. RBI filed a counterclaim for damages exceeding $15.0 million related to conditions they claim to have encountered during construction. We filed an answer to RBI’s counterclaim denying any liability to RBI. The trial is scheduled to begin October 11, 2005. To date, we believe we have paid all invoices due and owing to RBI in accordance with the terms and conditions of the contract.

We have also been named in connection with a suit filed in the Circuit Court of Fauquier County, Virginia, by a subcontractor against RBI, despite contractual provisions that preclude the subcontractor from taking such action against us. We filed a motion to dismiss the suit, and on March 15, 2005, the court ruled that the subcontractor would be allowed 21 days to amend its suit.

On March 21, 2005, RBI filed a mechanics lien in the Circuit Court of Fauquier County, Virginia, against the Marsh Run facility for approximately $5.8 million. The mechanics lien encompasses the claims of the subcontractor referred to above.

We have reviewed the asserted claims of RBI and believe they are without merit. We do not believe any liability is estimable or probable and we intend to vigorously defend these claims. If it is ultimately determined that we owe any such amounts to RBI, the amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates to our member distribution cooperatives.

FERC Proceedings Related to Potential Reorganization

On October 5, 2004, we, together with New Dominion, filed an application at FERC requesting FERC to approve the assignment of our existing wholesale power contracts with our twelve member distribution cooperatives to New Dominion; to accept certain changes to our formulary rate to conform it for use by New Dominion; and to grant New Dominion authority to make wholesale sales of power at market-based rates. See “Old Dominion Electric Cooperative—Potential Reorganization” in Item 1. On October 12, 2004, we and New Dominion filed another application, seeking authority to guarantee each other’s obligations and for New Dominion to issue and renew short-term debt (the financing applications).

On October 26, 2004, Bear Island Paper Company, L.P. (“Bear Island”), a large industrial customer of one of our member distribution cooperatives, intervened in the proceedings. Bear Island objected to the proposed changes in our rate formula, especially any that could reallocate demand charges to energy charges; requested that FERC conduct an audit of our records; and asked that FERC conduct a hearing regarding the proposed reorganization.

On October 29, 2004, the VSCC also intervened in the FERC proceedings. The VSCC did not file arguments against the proposed reorganization and other changes but supported Bear Island’s request for a hearing.

On December 7, 2004, we filed an application for approval of a new tariff for sales to what will be our sole member, New Dominion, with charges determined under a cost allocation formula. On December 20, 2004, we filed an application to amend our current cost of service formulary rate that controls our sales to our member distribution cooperatives, in order to reallocate some accounts and change some accounting methods. In response to these applications, Bear Island sought to consolidate them with the application filed on October 5, 2004.

On January 14, 2005, NOVEC also intervened in the FERC proceedings related to the proposed reorganization. NOVEC stated that it has been engaged in negotiations with us for several years to restructure its wholesale power contract. See “Old Dominion Electric Cooperative—Northern Virginia Electric Cooperative” in Item 1. NOVEC argued that the applications we filed were not completely developed because they did not address amendments to NOVEC’s wholesale power contract. NOVEC sought to have the applications set for deferred investigation and hearing, pending efforts to develop a more “complete” proposal for submission to FERC.

On January 31, 2005, we and New Dominion filed an answer with FERC in response to NOVEC’s intervention, arguing that (1) NOVEC’s wholesale power contract is a valid agreement that does not have provisions for re-negotiation, (2) NOVEC’s intervention violates the reorganization agreement executed by NOVEC, and (3) NOVEC’s complaints about the wholesale power contract are not appropriate in these proceedings. We did not challenge NOVEC’s right to intervene but did challenge its protest and the procedural failings of its filing. In response, NOVEC argued that we are obligated to renegotiate its wholesale power contract, that renegotiation of the wholesale power contract should be supervised by FERC as part of its consideration of the reorganization, and that it is not in breach of the reorganization agreement.

On February 16, 2005, FERC issued an order regarding our December 20, 2004, application to amend our current cost of service formulary rate that accepted and suspended the proposed changes to the formula effective as of February 19, 2005, subject to refund and the outcome in the other proceedings. Bear Island, the VSCC and NOVEC were granted status as interveners in the proceeding. No hearing date was set, no audit was ordered, and the proceedings were not consolidated.

On March 8, 2005, FERC issued an order that set the proposed assignment of the wholesale power contracts for hearing on the limited issue of the transaction’s effect on rates. More specifically, the order described the issue as whether the recent Old Dominion credit downgrade could raise rates, and, if so, whether the downgrade is due to the proposed transaction.

On March 8, 2005, FERC issued a second separate order, in which FERC accepted for filing New Dominion’s application for market-based rates and authorized the financing applications. FERC also consolidated the applications for an amended cost-of-service formula for New Dominion’s sales to the member distribution cooperatives and for the cost allocation formula for our sales to New Dominion, then accepted them for filing, suspended them (subject to refund) and set them for hearing and settlement procedures.

On March 14, 2005, FERC appointed an administrative law judge and on March 15, 2005, issued an order establishing a prehearing conference date of March 22, 2005, regarding the proposed assignment of the wholesale power contracts to New Dominion.

On March 14, 2005, FERC issued an order appointing a settlement judge and establishing a settlement conference date of March 21, 2005, to review the applications for an amended cost-of-service formula for New Dominion’s sales to the member distribution cooperatives and for the cost allocation formula for our sales to New Dominion. The settlement judge is to report back to the Chief Administrative Law Judge within 60 days on the status of settlement discussions with involved parties.

On March 21, 2005, all of the parties and the settlement judge met for a settlement conference regarding the applications for an amended cost-of-service formula for New Dominion’s sales to the member distribution cooperatives and for the cost allocation formula for our sales to New Dominion. Issues relative to the possibility of settlement were discussed and an additional settlement conference date was tentatively set for April 14, 2005.

On March 22, 2005, a prehearing conference was held before the appointed FERC administrative law judge regarding the proposed assignment of the wholesale power contracts to New Dominion. A hearing date of October 18, 2005, was set and an initial decision due date of February 6, 2006, was established.

On February 25, 2005, two of our member distribution cooperatives, Choptank Electric Cooperative (“Choptank”) and Delaware Electric Cooperative (“DEC”) filed a suit in U.S. Federal District Court, Eastern District of Virginia, Richmond Division, against NOVEC, requesting the court to order NOVEC to specifically follow the terms of the reorganization agreement that was signed by us and all of our member distribution cooperatives, including Choptank, DEC, and NOVEC, and withdraw its intervention filings at FERC. We are not a direct party to this action.

Other

Other than the issues discussed above and certain other legal proceedings arising out of the ordinary course of business that management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data below present selected historical information relating to our financial condition and results of operations. The financial data for the five years ended December 31, 2004, are derived from our audited consolidated financial statements. You should read the information contained in this table together with our consolidated financial statements, the related notes to the consolidated financial statements, and the discussion of this information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except ratios)
Statement of Operations Data:
Operating Revenues	$588,451	$535,576	$494,642	$487,287	$422,031
Operating Margin	61,615	57,941	43,983	44,895	44,696
Net Margin	12,134	12,056	9,996	8,440	8,229
Margins for Interest Ratio	1.25	1.31	1.20	1.21	1.20

	December 31,
	2004	2003	2002	2001	2000
	(in thousands, except ratios)
Balance Sheet Data:
Net Electric Plant	$1,101,495	$1,085,406	$938,086	$695,008	$648,898
Investments	250,520	276,998	278,218	356,048	246,730
Other Assets	198,323	199,932	213,755	203,877	114,944

Total Assets	$1,550,338	$1,562,336	$1,430,059	$1,254,933	$1,010,572

Capitalization:
Patronage Capital (1)	$259,724	$247,590	$235,534	$225,538	$224,598
Accumulated Other Comprehensive (Loss)/Income	—	—	(10,911)	398	(256)
Non-controlling Interest	8,225	—	—	—	—
Long-term Debt	852,910	873,041	750,682	625,232	449,823

Total Capitalization	$1,120,859	$1,120,631	$975,305	$851,168	$674,165

Equity Ratio(2)	23.3%	22.1%	23.9%	26.5%	33.3%

(1)	In 2001, we retired $7.5 million of patronage capital.

(2)	Equity ratio equals patronage capital divided by the sum of our long-term debt and patronage capital.

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

Margins for interest under the Indenture equal:

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

Overview

We are a not-for-profit power supply cooperative owned entirely by our twelve member distribution cooperatives and a thirteenth member, TEC. We supply our member distribution cooperatives power requirements, consisting of capacity requirements and energy requirements through a portfolio of resources including generating facilities, power purchase contracts, and forward, short-term and spot market energy purchases.

Our results for 2004 were primarily impacted by the following factors:

•	The availability of our generating facilities and the need for purchased power. In June of 2003, our Louisa and Rock Springs combustion turbine facilities became commercially operable, and in September of 2004, our Marsh Run combustion turbine facility became commercially operable. We purchased more power in 2004 to meet the power requirements of our member distribution cooperatives.

•	The cost of fuel. Our generating facilities are fueled by a mix of coal, nuclear fuel, natural gas and diesel fuel. The increase in fuel prices and the operation of our combustion turbine facilities, which required an increase in fuel consumption, increased our fuel expense.

•	Payment to Public Service Electric & Gas Company (“PSE&G”) in settlement of our legal disputes with it and the acceleration of the amortization of the associated regulatory asset.

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

Accounting for Rate Regulation

We are a rate-regulated entity and as a result are subject to the accounting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for Certain Types of Regulation.” In accordance with SFAS No. 71, some of our revenues and expenses can be deferred at the discretion of our board of directors, which has budgetary and rate setting authority, if it is probable that these amounts will be refunded or recovered through our formulary rate in future years. Regulatory assets on our Consolidated Balance Sheet are costs that we expect to recover from our member distribution cooperatives based on rates approved by our board of directors in accordance with our formulary rate. Regulatory liabilities on our Consolidated Balance Sheet represent probable future reductions in our revenues associated with amounts that we expect to refund to our member distribution cooperatives based on rates approved by our board of directors in accordance with our formulary rate. See “—Factors Affecting Results—Formulary Rate.” Regulatory assets are generally included in deferred charges and regulatory liabilities are generally included in deferred credits and other liabilities. We recognize regulatory assets and liabilities as expenses or as a reduction in expenses, concurrent with their recovery through rates.

Deferred Energy

In accordance with SFAS No. 71, we use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Deferred energy expense on our Consolidated Statement of Revenues, Expenses and Patronage Capital represents the difference between energy revenues and energy expenses. The deferred energy balance on our Consolidated Balance Sheet represents the net accumulation of any under- or over-collection of energy costs. Under-collected energy costs appear as an asset on our Consolidated Balance Sheet and will be collected from our member distribution cooperatives in subsequent periods through our formulary rate. Conversely, over-collected energy costs appear as a liability on our Consolidated Balance Sheet and will be refunded to our member distribution cooperatives in subsequent periods through our formulary rate.

Margin Stabilization Plan

We have a Margin Stabilization Plan that allows us to review our actual capacity-related costs of service and capacity revenue as of year end and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as required by our board of directors. Our formulary rate allows us to recover and refund amounts under the Margin Stabilization Plan. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, in the succeeding calendar year. Each quarter we adjust revenues and accounts payable—members or accounts receivable, as appropriate, to reflect these adjustments. There was no adjustment to operating revenues under our Margin Stabilization Plan in 2004. In 2003 and 2002, under our Margin Stabilization Plan, we reduced operating revenues by $3.2 million and $3.6 million, respectively, and increased accounts payable—members by the same amounts.

Accounting for Asset Retirement Obligations

We adopted SFAS No. 143 “Accounting for Asset Retirement Obligations” effective January 1, 2003. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, we estimate the fair value of our asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using its credit-adjusted risk-free rate. Asset retirement obligations currently reported on our Consolidated Balance Sheet were measured during a period of historically low interest rates. The impact on measurements of new asset retirement obligations using different rates in the future, may be significant.

A significant portion of our asset retirement obligations relates to the future decommissioning of North Anna. At December 31, 2004, North Anna’s nuclear decommissioning asset retirement obligation totaled $42.4 million, which represented approximately 91.7% of our total asset retirement obligations. Because of its significance, the following discussion of critical assumptions inherent in determining the fair value of asset retirement obligations relates to those associated with our nuclear decommissioning obligations.

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

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities. The weighted average cost escalation rate used was 3.27%. The use of alternative rates would have been material to the liabilities recognized. For example, had we increased the cost escalation rate by 0.5% to 3.77%, the amount recognized as of December 31, 2004, for our asset retirement obligations related to nuclear decommissioning would have been $9.3 million higher.

Accounting for Derivative Contracts

We primarily purchase power under both long-term and short-term forward physical delivery contracts to supply power to our member distribution cooperatives under “all requirements” wholesale power contracts. These forward purchase contracts meet the accounting definition of a derivative; however, a majority of the forward purchase derivative contracts qualify for the normal purchases/normal sales exception under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” As a result, these contracts are not recorded at fair value. We record a liability and purchased power expense when the power under the forward physical delivery contract is delivered. We also purchase natural gas futures generally for two years or less to hedge the price of natural gas for the operation of our combustion turbine facilities and for use as a basis in determining the price of power in certain forward power purchase agreements. These derivatives do not qualify for the normal purchases/normal sales exception.

For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we may elect cash flow hedge accounting in accordance with SFAS No. 133. Accordingly, gains and losses on derivative contracts are deferred into Other Comprehensive Income until the hedged underlying transaction occurs or is no longer likely to occur. For derivative contracts where hedge accounting is not utilized, or for which ineffectiveness exists, we defer all remaining gains and losses on a net basis as a regulatory asset or liability in accordance with SFAS No. 71. These amounts are subsequently reclassified as purchased power or fuel expense in our Consolidated Statements of Revenues, Expenses, and Patronage Capital as the power or fuel is delivered and/or the contract settles.

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

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“Old Dominion” or “we” or “our”), its subsidiaries and TEC Trading, Inc. (“TEC”). See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Capacity costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, and our margin requirements and additional amounts approved by our board of directors are recovered through our demand rate. The formulary rate allows us to change the actual demand rate we charge as our capacity related costs change, without seeking FERC approval, with the exception of decommissioning cost, which is a fixed number in the formulary rate that requires FERC approval prior to any adjustment. Our demand rate is revised automatically to recover the costs contained in our annual budget and any revisions made by our board of directors to our annual budget.

Recognition of Revenue

Our operating revenues on our Consolidated Statement of Revenues, Expenses and Patronage Capital reflect the actual capacity-related costs we incurred plus the energy costs that we collected during each calendar quarter and at year-end. Estimated capacity-related costs are collected during the period through the demand component of our formulary rate. In accordance with our Margin Stabilization Plan, these costs, as well as operating revenues, are adjusted at the end of each reporting period to reflect actual costs incurred during that period. See “—Critical Accounting Policies—Margin Stabilization Plan.” Estimated energy costs are collected during the period through the base energy rate and the fuel factor adjustment rate. Energy costs and operating revenues are not adjusted at the end of each reporting period to reflect actual costs incurred during that period. The difference between actual energy costs incurred and energy costs collected during each period is recorded as deferred energy expense. See “—Critical Accounting Policies—Deferred Energy.”

We bill energy to each of our member and non-member customers based on the total megawatt-hours (“MWh”) delivered to them each month. We bill capacity to each of our member distribution cooperatives based on its requirement for energy during the hour of the month when the need for energy among all of the consumers in the Virginia Mainland or the Delmarva Peninsula, as applicable, is highest, measured in megawatts (“MW”).

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

Power Supply Resources

Market forces influence the structure of new power supply contracts into which we enter. In the Virginia Mainland, we satisfy the majority of our member distribution cooperatives’ capacity and energy requirements through our ownership interests in Clover, North Anna, Louisa, and Marsh Run, and we purchase energy from the market to supply the remaining needs of our Virginia Mainland member distribution cooperatives. To serve the Delmarva Peninsula, we rely on Rock Springs and power purchase agreements to provide the capacity to meet our member distribution cooperatives’ capacity requirements. To meet our member distribution cooperatives’ energy requirements on the Delmarva Peninsula, we purchase energy from the market, or when economical, we utilize the PJM power pool or generate power from Rock Springs.

Our operating expenses are significantly affected by the extent to which we purchase power and, relatedly, the availability of our base load generating facilities, Clover and North Anna. Base load generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-fired facilities have relatively low variable costs, as compared to combustion turbine facilities such as Rock Springs and Louisa. Owners of nuclear and other power plants incur the embedded fixed costs of these facilities whether or not the units operate. When either Clover or North Anna is off-line, we must purchase replacement energy from either Virginia Power, which is more costly, or from the market, which may be more or less costly. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of Clover and North Anna rather than our combustion turbine facilities. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they are more expensive to operate and, as a result, we will operate them only when the market price of energy makes their operation economical. The output of Clover and North Anna for the past three years as a percentage of maximum dependable capacity rating of the facilities was as follows:

	Clover			North Anna
	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Unit 1	82.2%	86.6%	75.9%	91.3%	80.5%	100.8%
Unit 2	92.2	81.4	88.8	91.7	90.4	68.6
Combined	87.2	84.0	82.4	91.5	85.5	84.7

Clover

Clover Unit 1 was off-line 37 days in 2004, 20 days in 2003, and 61 days in 2002 for scheduled maintenance. It experienced no major unscheduled maintenance outages during these periods.

Clover Unit 2 was off-line 5 days in 2004, 36 days in 2003, and 13 days in 2002 for scheduled maintenance. Additionally in 2002, the load on Clover Unit 2 was reduced to 125 MW for 14 days due to an unscheduled maintenance outage.

North Anna

North Anna Unit 1 was off-line 24 days in 2004 for a scheduled refueling outage. North Anna Unit 1 was off-line 55 days in 2003 for a scheduled refueling outage and the replacement of the reactor vessel head. During 2003, North Anna Unit 1 also experienced an unscheduled ten-day outage. There were no maintenance outages at North Anna Unit 1 during 2002.

North Anna Unit 2 was off-line for 28 days in 2004 for a scheduled refueling outages. North Anna Unit 2 was off-line 115 days in 2002 and 33 days in 2003 for a scheduled refueling outage and the replacement of the reactor vessel head.

Combustion turbine facilities

During 2004, the operational availability of our Louisa, Marsh Run and Rock Springs combustion turbine facilities was 96.8%, 90.5%, and 96.5%, respectively. During 2003, the operational availability of our Louisa and Rock Springs combustion turbine facilities was 97.4% and 95.6%, respectively.

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

If, in any given year, our member receipts are less than 85% of our gross receipts, we would become a taxable entity in that year, and the potential tax liability could be significant. Our ability to maintain a tax-exempt status is dependent upon many factors, several of which are outside of our control, such as weather related power sales and interest rates. A decrease in member revenues resulting from the effect of retail competition could also cause us to lose our tax-exempt status. See “—Competition and Changing Regulations” in Item 1. We regularly monitor the level of our member and non-member gross receipts to assist us in making adjustments to preserve our tax-exempt status. Our member receipts in each year have been in excess of 85% of total gross receipts.

Results of Operations

Operating Revenues

Operating revenues are derived from power sales to our members and non-members. Sales to members include sales to our Class A members, which are our twelve distribution cooperative members, and sales to our single Class B member, TEC. Our operating revenues by type of purchaser for the past three years were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Member revenues:
Member distribution cooperatives	$564,624	$511,496	$488,936
TEC	18,890	14,310	2,613

Total Member revenues	583,514	525,806	491,549
Non-member revenues	4,937	9,770	3,093

Total Revenues	$588,451	$535,576	$494,642

Sales to Member Distribution Cooperatives

Revenues from sales to our member distribution cooperatives are a function of our formulary rate for sales of power to our member distribution cooperatives and our member distribution cooperatives’ consumers’ requirements for power. Our formulary rate is based on our cost of service in meeting these requirements. See “—Factors Affecting Results—Formulary Rate.”

Our revenues from sales to our member distribution cooperatives by formulary rate component, energy sales to our member distribution cooperatives, and average costs to our member distribution cooperatives per MWh for the past three years were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues from sales to member distribution cooperatives:
Base energy revenues	$189,897	$176,037	$177,658
Fuel factor adjustment revenues	141,795	110,079	99,219

Total energy revenues	331,692	286,116	276,877
Demand (capacity) revenues	232,932	225,380	212,059

Total revenues from sales to member distribution cooperatives	$564,624	$511,496	$488,936

Energy sales to member distribution cooperations (in MWh)	10,518,241	9,716,029	9,835,412
Average costs to member distribution cooperatives (per MWh)(1)	$53.68	$52.64	$49.71

(1)	Our average costs to our member distribution cooperatives is based on the blended cost of power from all of our power supply resources.

2004 Compared to 2003

Total revenues from sales to our member distribution cooperatives for the year ended December 31, 2004, increased $53.1 million, or 10.4%, as compared to the same period in 2003, primarily as a result of increased sales of energy and higher energy rates.

Sales volumes increased approximately 8.3% as a result of colder weather experienced by customers of our member distribution cooperatives in January, February and November 2004 as compared to the same period in 2003, and warmer weather in May, June, July and September 2004 as compared to the same period in 2003, which created a greater requirement for power to operate heating and air conditioning systems.

Our total energy rate (including our base energy rate and our fuel factor adjustment rate) was 7.1% higher for the year ended December 31, 2004, as compared to the same period in 2003. Due to higher energy costs in the first quarter of 2004 and projected higher than previously anticipated energy costs for the remainder of 2004, we increased our fuel factor adjustment rate effective April 1, 2004, resulting in an increase to our total energy rate of approximately 15.6% and due to anticipated continued rising energy costs for the remainder of 2004 and into 2005, on October 12, 2004, we increased our fuel factor adjustment rate effective October 1, 2004, resulting in an increase to our total energy rate of approximately 6.3% effective October 1, 2004. We had decreased our fuel factor adjustment rate effective January 1, 2004, anticipating that a lower total energy rate combined with the December 31, 2003, $13.6 million over-collected deferred energy balance would adequately recover our future energy costs.

The capacity costs we incurred, and thus the capacity-related revenues we reflected, for the year ended December 31, 2004, as compared to the same period in 2003, increased $7.6 million, or 3.4%, primarily as a result of higher capacity-related purchased power expenses. See “Operating Expenses” for a discussion of purchased power expense.

Our average costs per MWh to member distribution cooperatives increased $1.04 per MWh, or 2.0%, for the year ended December 31, 2004, as compared to the same period in 2003, as a result of the increase in our total energy rate, partially offset by the increase in sales volumes.

2003 Compared to 2002

Total revenues from our member distribution cooperatives for the year ended December 31, 2003, increased $22.6 million, or 4.6% over the same period in 2002 as a result of increases in our rates that occurred in 2003 in response to actual and projected increases in capacity and energy costs. See “—Factors Affecting Results—Recognition of Revenue.” For the year ended December 31, 2003, there was no material change in the volume of energy or capacity sales. Colder than normal weather experienced during the first quarter of 2003 yielded an increase in sales volumes as compared with the first quarter of 2002; however, milder weather during the second, third, and fourth quarters of 2003 tempered these increases. The increases in costs, combined with lower sales volumes, caused our average capacity and energy costs for 2003 to be approximately 8.4% and 4.6% higher than in 2002, respectively.

Effective February 1, 2003, we increased the demand component of our formulary rate (which collects our capacity-related costs) approximately 5.0% to collect from our member distribution cooperatives transmission charges associated with our power purchase agreement with PSE&G. We anticipated that the increase in the demand component of our formulary rate would recover over 48 months $32.9 million related to a surcharge billed to us by PSE&G, and associated interest expense and margin requirement as a result of a dispute with PSE&G over transmission charges under a long-term power supply agreement. We subsequently agreed to pay $33.1 million to PSE&G in full settlement of our legal disputes with it. Additionally, we anticipated that the revised demand component of our formulary rate would recover the amount of transmission costs that we were paying to PSE&G until the termination of the contract in December 2004. The amount of revenues collected by our demand rates in 2003 and 2002 was reduced by margin stabilization adjustments of $3.2 million and $3.6 million, respectively, so that our revenues would reflect our actual capacity-related costs for the respective years. The $3.2 million and $3.6 million is included in accounts payable—members at December 31, 2003 and December 31, 2002, respectively. See “—Critical Accounting Policies—Margin Stabilization.”

Effective March 31, 2003, we increased our fuel factor adjustment rate, which resulted in an increase to our total energy rate (including our base energy rate and our fuel factor adjustment rate) of approximately 21.8%. We increased the fuel factor adjustment rate to recover higher than expected actual energy costs in the first two months of 2003 and energy costs for the remainder of the year that we anticipated would be higher than the energy costs we originally budgeted. The previous change to our fuel factor adjustment rate was effective October 1, 2002, when we reduced our total energy rate approximately 9.5% because we had over-collected our energy costs incurred to date and anticipated that the lower rate would adequately recover our energy costs in the future. At December 31, 2003, our deferred energy balance represented a $13.6 million over-collection of energy costs. See “—Operating Expenses” below for a discussion of factors impacting both capacity and energy costs.

Sales to TEC

Our sales to TEC are primarily sales of energy that ultimately was not needed to meet the actual needs of our member distribution cooperatives due to less than anticipated energy requirements. We refer to this as excess energy. These sales were $4.6 million higher in 2004 than in 2003 as a result of more excess purchased energy during the fourth quarter of 2004 as compared to 2003. These sales were $11.7 million, or 450.0%, higher in 2003 than in 2002. During the first five months of 2003, we exercised a contractual option to purchase energy at then favorable market prices. We sold the portion of this energy that could not be utilized by our member distribution cooperatives to TEC for resale into the market, or to non-members. Energy sales in MWh to TEC for 2004, 2003 and 2002 were 481,699, 291,653, and 67,360, respectively.

As described in Note 1 of the Notes to the Consolidated Financial Statements, TEC was consolidated as of December 31, 2004, and as such TEC sales to third parties will be classified as non-member revenue in future periods.

Sales to Non-Members

Sales to non-members consist of sales of excess purchased energy and sales of excess generated energy from Clover. We sell excess purchased energy that is not sold to TEC to PJM under its rates for providing energy imbalance services. We sell excess energy from Clover to Virginia Power pursuant to the requirements of the Clover operating agreement. See “Properties—Clover” in Item 2. Non-member revenues for the year ended December 31, 2004, were lower than in 2003 by $4.8 million because more excess energy was sold to TEC.

Non-member revenues for the year ended December 31, 2003, were higher than in 2002 by $6.7 million or 215.9% primarily because of an increase in excess energy purchased under the option contract discussed in “—Sales to TEC” above. Our non-members energy sales in MWh for 2004, 2003, and 2002, were 87,836, 262,077, and 93,721, respectively.

Operating Expenses

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through (1) our interests in electric generating facilities which consist of a 50% interest in Clover, an 11.6% interest in North Anna, our Louisa, Marsh Run, and Rock Springs combustion turbine facilities, and distributed generation, and (2) power purchases from third parties through power purchase contracts and forward, short-term and spot market energy purchases. See “Business—Power Supply Resources” in Item 1.

Louisa and Rock Springs began commercial operations in June 2003 and Marsh Run began commercial operations in September of 2004. For our energy supply for the past three years see “Business—Power Supply Resources” in Item 1.

Components of Operating Expense

The components of our operating expenses for the years ended December 31, 2004, 2003, and 2002, were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Fuel	$90,635	$75,242	$57,753
Purchased power	314,763	295,386	287,959
Deferred energy	(8,775)	10,543	21,283
Operations and maintenance	40,595	40,678	39,703
Administrative and general	28,800	25,172	22,938
Depreciation, amortization and decommissioning	32,759	26,943	23,765
Amortization of regulatory asset/(liability), net	20,543	(2,101)	(5,831)
Accretion of asset retirement obligations	2,251	2,089	—
Taxes, other than income taxes	5,265	3,683	3,089

Total operating expense	$526,836	$477,635	$450,659

Our operating expenses are comprised of the costs that we incur to generate and purchase power to meet the needs of our member distribution cooperatives, and the costs associated with any sales of power to TEC and non-members. Our energy costs generally are variable and include fuel expense as well as the energy portion of our purchased power expense. Our capacity or demand costs generally are fixed and include depreciation, amortization and decommissioning expenses, and interest charges (a non-operating expense), as well as the capacity portion of our purchased power expense. See “Factors Affecting Results—Formulary Rate.”

2004 Compared to 2003

Total operating expenses for 2004 increased $49.2 million, or 10.3%, over 2003 primarily due to increases in fuel expense, purchased power expense, depreciation, amortization and decommissioning, taxes, other than income taxes and the change in the amortization of regulatory asset/(liability), net. These increases were partially offset by the change in deferred energy expense.

Fuel expense increased $15.4 million, or 20.5%, primarily due to the 23.9% increase in the average price of coal partially offset by the 20.6% decrease in the average price of natural gas in 2004 as compared to 2003, and the purchase of natural gas and fuel oil for the operation of our Louisa, Marsh Run and Rock Springs combustion turbine facilities. Louisa and Rock Springs began commercial operation in June of 2003 and Marsh Run began commercial operation in September of 2004. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility, but are more expensive to operate and, as a result, we operate them only when the market price of energy makes their operation economical.

Purchased power expense increased $19.4 million, or 6.6%, as a result of the purchase of additional energy from the market to supply our member distribution cooperatives’ requirements partially offset by a 3.7% decrease in the average price of purchased power. Purchased power expense for 2004 included $5.5 million associated with charges related to the PSE&G contract.

Deferred energy expense decreased $19.3 million, or 183.2%, over 2003 reflecting a change to an under-collection of energy costs in 2004 as compared to an over-collection of energy costs in 2003. During 2004, we collected $8.8 million less than the energy costs incurred as compared to 2003, when we collected $10.5 million in excess of energy costs incurred. The $8.8 million we under-collected in 2004 decreased our end of year deferred energy balance from $13.6 million to $4.8 million.

Depreciation, amortization and decommissioning expense increased by $5.8 million, or 21.6%, over 2003 primarily due to $10.7 million of depreciation related to our Louisa, Marsh Run and Rock Springs combustion turbine facilities. These increases were partially offset by a $3.7 million reduction in depreciation for Clover, a result of the amortization of accelerated depreciation in 2004.

Amortization of regulatory asset/(liability), net changed $22.6 million, or 1,077.8%, resulting in increased operating expenses primarily due to the acceleration of the amortization of the PSE&G regulatory asset.

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

Purchased power expense increased $7.4 million, or 2.6%, as a result of a 4.6% increase in the average cost of purchased power per MWh. We purchased additional energy from the market to supply our member distribution cooperatives’ requirements during unusually cold winter weather in the beginning of 2003 as well as to replace energy normally provided by, but not available from, North Anna due to the replacement of the reactor vessel heads. Purchased power expense for 2003 included $5.0 million associated with the current portion of disputed charges under the PSE&G contract. See “Results of Operations—Operating Revenues—2003 Compared to 2002.” There were no amounts included in 2002 for the disputed charges under the PSE&G contract.

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

Amortization of regulatory asset/(liability), net changed $3.7 million, or 64.0%, causing operating expenses to increase, primarily because in 2003 we recognized the $5.6 million revenue deferral that had been established in 2002, and in 2003 we recorded $3.2 million related to a charge against a regulatory liability related to the cumulative effect of a change in accounting principle for the adoption of SFAS No. 143. These decreases were partially offset by $6.1 million related to the amortization of the PSE&G regulatory asset and by the $0.6 million amortization of the regulatory assets related to SFAS No. 143.

Accretion of asset retirement obligations is a result of the adoption of SFAS No. 143 in 2003.

Other Items

Investment Income

Investment income decreased in 2004 by $0.4 million, or 10.8% due to a decrease in invested funds. Our average balance of investments—other, and cash and cash equivalents decreased from 2003 to 2004 as we spent proceeds from our 2002 and 2003 debt issuances to fund our Marsh Run construction expenditures as well as the liquidation of investments to pay the PSE&G settlement.

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

The major components of interest charges, net for the years ended December 31, 2004, 2003, and 2002, were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Interest expense on long-term debt	$(56,252)	$(57,042)	$(49,563)
Other	(4,415)	(3,242)	(419)

Total Interest Charges	(60,667)	(60,284)	(49,982)
Allowance for borrowed funds used during construction	8,161	14,495	13,475

Interest Charges, net	$(52,506)	$(45,789)	$(36,507)

Interest charges, net increased in 2004 by $6.7 million, or 14.7%, as compared to 2003, primarily due to the $6.3 million decrease in allowance for borrowed funds used during construction balance. Allowance for borrowed funds used during construction decreased in 2004 because Louisa and Rock Springs were completed in 2003.

Interest charges, net increased in 2003 by $9.3 million, or 25.4%, as compared to 2002, due to our increased long-term indebtedness balance as a result of our July 2003 $250.0 million issuance of indebtedness and our December 2002 $300.0 million issuance of indebtedness under the Indenture (See “Liquidity and Capital Resources—Sources—Financings”) and due to interest related to an amount disputed with PSE&G.

Financial Condition

The principal changes in our financial condition during 2004 were related to the completion of construction of Marsh Run and settlement and collection of amounts related to our legal dispute with PSE&G. A reduction in the volume of construction expenditures in connection with the combustion turbine facilities as well as the reclassification of expenditures from construction work in progress to electric plant in service was the primary reason that our electric plant in service balance increased by $198.2 million, or 15.1%, and the construction work in progress balance decreased by approximately $150.8 million, or 93.3%, from December 31, 2003 to December 31, 2004. Investments-other decreased $40.0 million, or 69.3%, because we liquidated investments and spent cash to satisfy additional requirements to finance the Marsh Run combustion turbine facility and to pay PSE&G $33.1 million in full settlement of our legal disputes with PSE&G. Accrued expenses decreased $21.9 million, or 60.1%, as a result of the payment to PSE&G in full settlement of our legal disputes with it. See “Results of Operations—2004 Compared to 2003.” Regulatory assets decreased $14.3 million, or 21.0%, due to the acceleration of the amortization of deferred power costs.

Liquidity and Capital Resources

Sources

Cash generated by our operations, issuances of indebtedness and, periodically, borrowings under available lines of credit and our revolving credit facility provide our sources of liquidity and capital.

Operations

Historically, our operating cash flows have been sufficient to meet our short and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. Our operating activities provided cash flows of $0.9 million, $17.1 million and $120.5 million, in 2004, 2003, and 2002, respectively. Cash needs exceeded our cash flows during 2004 primarily as a result of the change in deferred energy, change in current liabilities and change in regulatory assets and liabilities. The deferred energy balance changed from a $13.6 million liability (over-collection of costs) at December 31, 2003, to a $4.8 million liability (over-collection of costs) at December 31, 2004. The change in current liabilities is primarily related to the payment to PSE&G in full settlement of our legal disputes with it. The change in regulatory assets and liabilities is primarily related to the acceleration of the amortization of deferred power costs.

Credit Facilities

In addition to liquidity from our operating activities, we maintain committed lines of credit to cover short-term funding needs. Currently, we have short-term committed variable rate lines of credit in an aggregate amount of $230.0 million. Of this amount, $180.0 million is available for general working capital purposes and $50.0 million is available for capital expenditures related to our generating facilities. At December 31, 2004, and 2003, we had no short-term borrowings or letters of credit outstanding under any of these arrangements. We expect the working capital lines of credit to be renewed as they expire. We expect the construction-related line of credit to be renewed until such time as we determine it is not needed.

Our short-term committed variable rate lines of credit are more particularly described by lender, the amount of the line of credit provided by that lender and the expiration date as follows:

Lender	Amount	Use of Proceeds	Expiration Date
	(in millions)
Bank of America, N.A.	$30.0	Working Capital	September 30, 2005

Bank of America, N.A.	30.0	Working Capital	June 27, 2005

Branch Banking and Trust Company of Virginia	25.0	Working Capital	April 30, 2005

CoBank, ACB	25.0	Working Capital	October 29, 2005

JPMorgan Chase Bank	70.0	Working Capital	May 10, 2005

National Rural Utilities Cooperative Finance Corporation	50.0	Construction of generating facilities	August 10, 2005

In addition to our lines of credit, we also have a committed, $50.0 million three-year revolving credit facility with CoBank, ACB. The facility is available for capital expenditures and general corporate purposes. The commitment expires on March 18, 2007. As of December 31, 2004, and 2003, there were no borrowings or letters of credit outstanding under this facility.

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

Financings

We fund the portion of our capital expenditures that we are not able to supply from operations through financings in the market. Since 1983, these capital expenditures have consisted primarily of the costs related to the acquisition of our interest in North Anna, our share of the costs to construct Clover, other capital improvements and additions to Clover and North Anna, and the development and construction of our three combustion turbine facilities, which accounted for a significant portion of our cash expenditures in 2004. We currently have a shelf registration effective with the Securities and Exchange Commission. Pursuant to this registration statement, we may issue an additional $150 million of debt securities.

We did not issue any indebtedness under our Indenture in 2004 but issued $250.0 million 5.63% 2003 Series A Bonds and $300 million 6.21% 2002 Series B Bonds under the Indenture and our shelf registration in 2003 and 2002, respectively.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. In particular, the development and construction of the combustion turbine facilities recently have required significant capital expenditures. We expect that cash flows from our operations and our existing lines of credit and revolving credit facility will be sufficient to meet our currently anticipated operational and capital requirements.

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities. We review these projections frequently in order to update our calculations to reflect changes in our future plans, construction costs, market factors, and other items affecting our forecasts. Our actual capital expenditures could vary significantly from these projections. The table below summarizes our actual and projected capital expenditures, including nuclear fuel and capitalized interest, for 2002 through 2007:

	Actual			Projected
	Year Ended December 31,			Year Ended December 31,
	2002	2003	2004	2005	2006	2007
	(in millions)
Combustion turbine facilities	$253.1	$160.0	$38.5	$3.0	$1.9	$1.9
Clover	8.4	2.8	3.4	2.8	0.8	1.0
North Anna	7.4	8.5	11.7	11.4	11.3	11.6
Other	4.7	0.5	1.0	0.4	0.4	0.4

Total	$273.6	$171.8	$54.6	$17.6	$14.4	$14.9

Nearly all of our capital expenditures consist of additions to electric plant and equipment. Our future capital requirements include our portion of the cost of the nuclear fuel purchased for North Anna and other capital expenditures including generation facility improvements. We intend to use our cash from operations to fund all of our currently projected capital requirements through 2007.

Financing Activities

We periodically issue indebtedness to partially finance capital expenditures or refinance outstanding indebtedness. In 2004, we did not engage in any material financing activities. In 2003 and 2002, we issued an aggregate of $550.0 million of long-term indebtedness under the Indenture and used an aggregate of $261.7 million of such proceeds to redeem indebtedness and pay related prepayment premiums.

Contractual Obligations

In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our owned and leased generating facilities, power purchases, the financing of our operations and other matters. See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1 and

“Future Issues—Reliance on Market Purchases of Energy.” The following table summarizes our long-term contractual obligations at December 31, 2004:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term indebtedness	$1,515.3	$72.6	$141.1	$207.8	$1,093.8
Capital lease obligations(1)	—	—	—	—	—
Operating lease obligations	385.9	4.6	5.8	11.3	364.2
Purchase obligations	0.5	0.4	0.1	—	—
Power purchase obligations	250.8	147.3	103.5	—	—
Other long-term liabilities(2)	—	—	—	—	—
Asset retirement obligations	297.7	—	—	—	297.7
Construction obligations	4.1	4.1	—	—	—

Total	$2,454.3	$229.0	$250.5	$219.1	$1,755.7

(1)	We have no capital lease obligations.

(2)	We have no other long-term liabilities that are considered contractual obligations.

We expect to fund these obligations with cash flow from operations, unused proceeds from our issuances of long-term indebtedness and the issuances of additional long-term indebtedness.

Long-term Indebtedness

At December 31, 2004, nearly all of our long-term indebtedness was issued under the Indenture. This indebtedness includes bonds issued to the public and bonds issued to local governmental authorities in consideration for loans to us of the proceeds of tax-exempt offerings of indebtedness by those governmental authorities. Long-term indebtedness obligations include both principal and interest on our indebtedness.

Operating Lease Obligations

In 1996, we entered into two separate long-term lease transactions of our undivided interests in each of Clover Unit 1 and Clover Unit 2. See “Properties—Clover” in Item 2. Our obligations described above relate to a portion of our obligations under these leases, including periodic basic rent. We fund substantially all of our payment of these obligations through the application of the proceeds of investments we purchased at the time we entered into the leases. The investments are rated “AAA” by Standard & Poor’s Ratings Services (“S&P”) and “Aaa” by Moody’s Investors Service (“Moody’s”).

Purchase Obligations

During 2002, we had entered into an operations and maintenance agreement with CED Operating Co., LLP, for the Rock Springs facility. We also entered into an operations and maintenance agreement with PIC Energy Services, Inc. for the Louisa and Marsh Run facilities. We have only included the fixed charges under these agreements. The ongoing operating payment obligation will vary based on the operation of these facilities.

Power Purchase Obligations

As part of our power supply strategy, we entered into a number of agreements for the purchase of capacity and energy in order to meet our member distribution cooperatives’ requirements. See “Business—Power Supply Resources—Power Purchase Contracts “ in Item 1. Some of these power purchase agreements contain firm capacity and minimum energy purchase obligations.

Asset Retirement Obligations

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” which requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. A significant portion of our asset retirement obligations relates to the future decommissioning of North Anna.

Construction Obligations

We have agreements relating to the development and construction of the Marsh Run combustion turbine facilities, including engineering, procurement and construction agreements, interconnection agreements, and joint ownership agreements. See “Properties —Combustion Turbine Facilities” in Item 2.

Significant Contingent Obligations

In addition to these existing contractual obligations, we have significant contingent obligations. These obligations primarily relate to our power purchase arrangements and leases of our interest in Clover. See “Properties—Clover” in Item 2.

To facilitate the ability of TEC, which is consolidated in our financial statements as of December 31, 2004, to sell power in the market, we have agreed to guarantee up to a maximum of $60.0 million of TEC’s delivery and payment obligations associated with its energy trades if requested. See “Business—TEC” in Item 1. Our agreement to guarantee these obligations continues in effect until we elect to terminate it by providing at least 30 days prior written notice of termination or until all amounts owed to us by TEC have been paid. Our guarantee of TEC’s obligations will enable it to maintain sufficient credit support to meet its delivery and payment obligations associated with its energy trades. At December 31, 2004, we had issued a total of $27.9 million in guarantees outstanding on behalf of TEC and $2.5 million were outstanding.

In limited circumstances, we have obligations to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. These circumstances relate to our lease and leaseback of our undivided interest in Clover Unit 1 and some of our purchases of power in the market.

In connection with the lease and leaseback of our undivided interest in Clover Unit 1, we agreed to deliver a letter of credit to the institutional investor party to the lease within 90 days after our obligations under the Indenture are either rated below “A-” by S&P and “Baa2” by Moody’s, or if such obligations are placed on negative credit watch by either S&P or Moody’s while rated “A-” by S&P and “Baa2” by Moody’s. If our ratings had been below this minimum rating at December 31, 2004, the amount of the letter of credit we would have been required to provide was $53.8 million. The amount of any letter of credit we are required to deliver in connection with the lease decreases over time to zero by December 18, 2018.

In addition, like many other utilities, we purchase power in the market pursuant to a form master power purchase and sale agreement (“EEI Form Contract”) prepared by the Edison Electric Institute, an association of U.S. investor-owned electric utilities and industry affiliates. The EEI Form Contract is intended to standardize the terms and conditions of purchases of power in the market and consequently foster trading among utilities. Under the terms of the EEI Form Contract, a utility may agree to provide collateral if its ratings fall below a specified threshold. At December 31, 2004, we were party to 30 agreements based on the EEI Form Contract and one other power purchase agreement obligating us to provide collateral if our credit ratings fell below specified thresholds. Collectively, at December 31, 2004, if the credit ratings by S&P and Moody’s of our obligations issued under the Indenture fell below “BBB” or “Baa2” or investment grade (i.e., “BBB-” or “Baa3”), respectively, we would have been obligated to provide collateral security in the amount of approximately $1.9 million and $12.5 million, respectively. This calculation is based on energy prices on December 31, 2004 and delivered power for which we have not yet paid. Depending on the difference between the price of power under the contracts and the price of power in the market at the time of the calculation, this amount could increase or decrease accordingly.

Additionally, in accordance with the credit policy of PJM, PJM subjects each applicant, participant and member of PJM to a complete credit evaluation to determine its creditworthiness, and whether it must provide any collateral to support its obligations in connection with its PJM transactions. PJM has never required us to provide any collateral to support our obligations. A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide collateral. As of December 31, 2004, if our ratings were lowered and PJM determined that we needed to provide collateral to support our obligations, PJM could have asked us to provide up to approximately $17.4 million of collateral security

Finally, several of the power purchase agreements we utilize to satisfy our member distribution cooperatives’ capacity and energy requirements obligate us to purchase capacity or energy or both beyond specified minimum amounts based on our requirements. See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1.

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

We used a portion of the one-time rental payments we received in each transaction to enter into payment undertaking agreements and to make deposits, which provide for substantially all of:

•	our periodic basic rent payments under the leasebacks; and

•	the fixed purchase price of the interests in the units at the end of the terms of the leasebacks if we exercise our option to purchase the interests of the owner trusts in the units at that time.

The deposits are issued or insured by entities, which have claims paying abilities or senior debt obligations which are rated “AAA” by S&P and “Aaa” by Moody’s. After entering into the payment undertaking agreements, making the deposits and paying transaction costs we had $23.7 million and $39.3 million, respectively, remaining of the one time rental payments in the Unit 1 and Unit 2 transactions. As a result, following completion of the transactions we retained possession and our initial entitlement to the output of the units, and we had funds of $63.0 million remaining.

Both leasebacks require us to make periodic basic rental payments. For 2004, our statement of cash flow reflects payments we made of basic rent to the Unit 1 and Unit 2 owner trusts of $2.0 million and $1.7 million, respectively. Of these payments, $1.8 million and $1.7 million, respectively, were funded through distributions from the deposits made with lease proceeds. In addition to these amounts, approximately $18.1 million and $15.3 million of additional basic rent was required under the Unit 1 and Unit 2 leases, respectively, in 2004. These additional amounts of basic rent were paid by third parties, “payment undertakers,” under payment undertaking agreements made at the inception of the leases. Under each of these arrangements, Old Dominion made a payment to the payment undertaker whose debt obligations are rated “AAA” by S&P and “Aaa” by Moody’s in return for which the payment undertaker agreed to make payments directly to the lender in the related lease transaction in satisfaction of a portion of our basic rent payment obligation under the leaseback and the owner trust’s repayment obligation under the loan to it. At December 31, 2004, both the value of this portion of our lease obligations, as well as the value of our interest in the related payment undertaking agreements, totaled approximately $278.5 million and $247.8 million for Unit 1 and Unit 2, respectively. Our financial statements do not reflect the payment undertaking agreements, the payments made by the payment undertaker or the payment of this portion of basic rent. We remain liable for all rental payments under the leasebacks if the payment undertaker fails to make such payments although the owner trusts have agreed to pursue the payment undertaker before pursuing payment from us.

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

In connection with the lease relating to Unit 1, we agreed to deliver a letter of credit to the institutional investor party in the lease in some instances. See “—Significant Contingent Obligations” above.

Future Issues

Changes in the Electric Utility Industry and Possible Restructuring

In the 1990’s, new federal and state laws and regulations deregulated some portions of the electric utility industry and resulted in increased competition among wholesale electricity suppliers and increased access to transmission services by these suppliers. See “Competition and Changing Regulations.” The electric utility industry has also been impacted by the response of the market and federal and state governmental authorities to the California energy crisis, the bankruptcy of Enron Corporation, and significant fluctuations in the availability and cost of fuel for the generation of electricity. Other significant factors that have affected the operations of electric utilities in recent years include the use of alternative fuel sources for space and water heating and household appliances; fluctuating rates of load growth; compliance with environmental regulations; licensing and other factors affecting the construction, operation, and cost of new and existing facilities; and the effects of conservation, energy management, and other governmental regulations on the use of electric energy.

All of these events present an increasing challenge to companies in the electric utility industry, including our member distribution cooperatives and us, to reduce costs, increase efficiency and innovation, and improve management of resources. These events could be reasons for our member distribution cooperatives to restructure their current businesses to operate more effectively in this changing environment. In part for these reasons, we currently are considering a reorganization of our relationship with our member distribution cooperatives. See “Business—Potential Reorganization” in Item 1.

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

Reliance on Market Purchases of Energy

While the combustion turbine facilities provide most of our capacity requirements above those met by Clover and North Anna, they do not satisfy a significant portion of our energy requirements. Combustion turbine facilities are most economical to operate when the market price of energy is relatively high compared to the variable costs to operate these facilities. By operating the combustion turbine facilities during those times, we reduce our exposure to market energy price volatility risk but use the market to supply energy during other times.

Because we have and will rely heavily on market purchases of energy, we have taken two primary steps to reduce our exposure to future price fluctuations in the energy market. We have secured, through market purchases or energy contracts, a substantial portion of our energy requirements not supplied by our generating facilities or the combustion turbine facilities through the end of 2006. We plan to continue purchasing energy for significant periods into the future by utilizing a combination of forward fixed price and option contracts for the purchase of energy, as well as short-term and spot market purchases. In addition, we plan to use similar efforts to manage our exposure to market changes in the price of fuel, especially changes in the price of natural gas. Second, we have engaged APM, an energy trading and risk management company, to assist us in executing trades to purchase energy, developing a strategy of when to operate the combustion turbine facilities or purchase energy, modeling our power requirements, and analyzing our power purchase contracts and credit risks of counterparties. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. We continue to review our power supply resource options and future requirements. As we have done in the past, we expect to adjust our portfolio of power supply resources to reflect our projected power requirements and changes in the market.

Restated Indenture

In 2001, we entered into a supplemental indenture to the Indenture that contains provisions which, if they become effective, will amend and restate the Indenture to release its lien on our property. This amended and restated indenture (the “Restated Indenture”) will become effective when all obligations under the Indenture issued prior to September 1, 2001, cease to be outstanding or when the holders of those obligations consent to the effectiveness of the Restated Indenture. We have $1 million of obligations issued under the Indenture prior to September 1, 2001, the holders of which have not consented to the effectiveness of the Restated Indenture. We have the ability to redeem these obligations on any June 1 or December 1, following appropriate notice to the holders of those obligations. The amendment and restatement will not occur, however, if, immediately afterwards, an event of default exists under the Indenture or an event of default would occur. The release of a subordinated mortgage on our interest in Clover Unit 2 also is to be obtained prior to the amendment and restatement. After the date the Restated Indenture becomes effective, the obligations outstanding under the Restated Indenture will be unsecured general obligations, ranking equally and ratably with all of our other unsecured and unsubordinated obligations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The operation of our business exposes us to several common market risks, including changes in interest rates, equity prices and market prices for power and fuel. We are exposed to market price risk by purchasing power and natural gas in the market to supply a portion of the power requirements of our member distribution cooperatives. In addition, we are exposed to a limited amount of interest rate and equity price risk.

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

As an example of our level of exposure to market price risk, a 10% increase in the purchase price of our unhedged power, natural gas and coal purchases is estimated to have increased these expenses by approximately $20.0 million or 3.8% of total operating expenses in 2004. Conversely, a 10% decrease in these purchases is estimated to have decreased expenses by approximately $20.0 million. This calculation assumes generation and purchases consistent with historical performance and applies the 10% increase or decrease only to purchases not hedged for 2004.

Through our relationship with APM, we have formulated policies and procedures to manage the risks associated with these market price fluctuations. We use various commodity instruments, such as hedges, forwards and options, to reduce our risk exposure. We use APM to assist us in managing our market price risks by:

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

Virginia Power has advised us that its coal procurement policy for the Clover facility is to secure the bulk of its requirements under long-term contracts, with specific contract target percentages fluctuating, based on prevailing market conditions. The majority of the coal supplied to Clover is delivered under long-term contracts. Generally, on a quarterly basis, Virginia Power has advised us that it evaluates the specific terms offered by various coal suppliers to determine the optimal mix of long-term and spot market purchases, and subsequently enters purchase agreements to accomplish the desired mix. See “Business—Fuel Supply—Coal” in Item 1.

Interest Rate Risk and Equity Price Risk

In 2004, all of our outstanding long-term indebtedness accrued interest at fixed rates, except for a $6.8 million promissory note owed to Virginia Power which relates to the loan to us of a portion of the proceeds of a tax-exempt debt financing. A 2% rise in interest rates would result in our paying Virginia Power approximately $135,000 of additional interest per year.

We also have $230.0 million of committed available lines of credit and $50.0 million available under a revolving credit agreement. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Any amounts we borrow under these facilities will accrue interest at a variable rate. During 2004, no amounts were outstanding under any of these facilities.

At December 31, 2004, we had $17.6 million of cash and cash equivalents invested primarily in fixed-income securities. Due to the short-term nature of these investments, an increase or decrease in interest rates is unlikely to materially increase or decrease the income generated by our cash and cash equivalents.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust fund so that the fund balance will cover the estimated cost to decommission North Anna at the time of decommissioning. At December 31, 2004, $31.3 million of these funds were invested in fixed-income securities and $44.6 million of these funds were invested in equity securities. The value of these equity and fixed income securities will be impacted by changes in interest rates and price fluctuations in equity markets. To minimize adverse changes in the aggregate value of the trust fund, we actively monitor our portfolio by measuring the performance of our investments against market indexes and by maintaining and reviewing established target allocation percentages of assets in our trust to various investment options. We believe the trust fund’s exposure to changes in interest rates and price fluctuations in equity markets will not have a material impact on our financial results.

Credit Risk

Credit risk is defined as the potential loss that we could incur as a result of non-payment or non-performance by a counterparty. We attempt to measure and monitor the amount of our credit risk principally in order to maintain an acceptable level of credit risk. We are exposed to credit risk through our power and fuel purchases and sales.

Our internal risk management committee has the overall responsibility to review and manage our credit risk and does so on a regular basis. We have adopted a Credit Risk Policy that establishes the basis for determining counterparty credit standards and processes to determine credit limits. Through our relationship with APM, we obtain information and assistance to enable us to manage our credit risk. If required by our credit standards and limits, we require counterparties to provide collateral in the form of letters of credit, cash, parent guarantees or other collateral in the future upon the occurrence of specified events. Our risk management committee monitors our credit exposure on a regular basis. At December 31, 2004, none of our counterparties for power and fuel purchases and sales were required to post collateral.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors

Old Dominion Electric Cooperative

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative as of December 31, 2004 and 2003, and the related consolidated statements of revenues, expenses and patronage capital, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Cooperative’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Electric Cooperative at December 31, 2004, and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Cooperative adopted the provisions of Financial Accounting Standard Interpretation No. 46 for entities created prior to December 31, 2003, as of December 31, 2004.

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

Ernst & Young LLP

Richmond, Virginia

March 8, 2005

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2003

	2004	2003
	(in thousands)
ASSETS:
Electric Plant:
In service	$1,511,848	$1,313,649
Less accumulated depreciation	(431,678)	(397,327)

	1,080,170	916,322
Nuclear fuel, at amortized cost	10,493	7,439
Construction work in progress	10,832	161,645

Net Electric Plant	1,101,495	1,085,406

Investments:
Nuclear decommissioning trust	75,917	68,780
Lease deposits	156,909	150,559
Other	17,694	57,659

Total Investments	250,520	276,998

Current Assets:
Cash and cash equivalents	17,564	31,758
Receivables	71,840	59,708
Fuel, materials and supplies	29,153	23,523
Prepayments	2,866	2,571

Total Current Assets	121,423	117,560

Deferred Charges:
Regulatory assets	53,920	68,234
Other	22,980	14,138

Total Deferred Charges	76,900	82,372

Total Assets	$1,550,338	$1,562,336

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$259,724	$247,590
Non-controlling interest	8,225	—
Long-term debt	852,910	873,041

Total Capitalization	1,120,859	1,120,631

Current Liabilities:
Long-term debt due within one year	22,917	—
Accounts payable	59,798	66,812
Accounts payable-members	38,655	47,788
Accrued expenses	14,527	36,439
Deferred energy	4,807	13,582

Total Current Liabilities	140,704	164,621

Deferred Credits and Other Liabilities:
Asset retirement obligations	46,295	42,997
Obligations under long-term leases	159,902	153,659
Regulatory liabilities	41,782	37,024
Other	40,796	43,404

Total Deferred Credits and Other Liabilities	288,775	277,084

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,550,338	$1,562,336

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(in thousands)
Operating Revenues	$588,451	$535,576	$494,642

Operating Expenses:
Fuel	90,635	75,242	57,753
Purchased power	314,763	295,386	287,959
Deferred energy	(8,775)	10,543	21,283
Operations and maintenance	40,595	40,678	39,703
Administrative and general	28,800	25,172	22,938
Depreciation, amortization and decommissioning	32,759	26,943	23,765
Amortization of regulatory asset/(liability), net	20,543	(2,101)	(5,831)
Accretion of asset retirement obligations	2,251	2,089	—
Taxes other than income taxes	5,265	3,683	3,089

Total Operating Expenses	526,836	477,635	450,659

Operating Margin	61,615	57,941	43,983

Other Income/(Expense)	129	(71)	43
Investment Income	2,896	3,246	2,477
Interest Charges, Net	(52,506)	(45,789)	(36,507)

Net Margin before cumulative effect of change in accounting principle	12,134	15,327	9,996

Cumulative effect of change in accounting principle	—	(3,271)	—

Net Margin after cumulative effect of change in accounting principle	12,134	12,056	9,996
Patronage Capital - Beginning of Year	247,590	235,534	225,538

Patronage Capital - End of Year	$259,724	$247,590	$235,534

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(in thousands)
Net Margin	$12,134	$12,056	$9,996

Other Comprehensive Income:
Unrealized (loss)/gain on investments	—	—	(398)
Cumulative effect of accounting change on derivative contracts	—	—	(15,944)
Unrealized (loss)/gain on derivative contracts	—	10,911	5,033

Other comprehensive income	—	10,911	(11,309)

Comprehensive Income	$12,134	$22,967	$(1,313)

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(in thousands)
Operating Activites:
Net Margin	$12,134	$12,056	$9,996

Adjustments to reconcile net marrgins to net cash provided by operating activites:
Cumulative effect of change in accounting principle	—	3,271	—
Depreciation, amortization and decommissioning	32,759	26,943	23,765
Other noncash charges	10,779	5,940	7,375
Amortization of lease obligations	9,964	9,527	9,964
Interest on lease deposits	(9,542)	(9,093)	(9,682)
Change in current assets	(18,111)	(18,812)	13,243
Change in deferred energy	(8,775)	10,543	21,283
Change in current liabilities	(39,952)	(18,290)	63,010
Change in regulatory assets and liabilities	15,134	(7,074)	(36,756)
Change in deferred charges and credits	(3,446)	2,098	18,288

Net Cash Provided by Operating Activities	944	17,109	120,486

Financing Activities:
Retirement of long-term debt	—	(152,642)	(285,312)
Obligations under long-term leases	(529)	(200)	(441)
Additions of long-term debt	—	250,000	360,210
Debt issuance costs	—	(3,302)	(6,271)

Net Cash (Used for)/Provided by Financing Activities	(529)	93,856	68,186

Investing Activities:
Investments, net	39,266	20,277	69,838
Consolidation of TEC Trading, Inc.	2,488	—	—
Electric plant additions	(56,363)	(166,859)	(267,981)
Decommissioning fund deposits	—	(454)	(681)

Net Cash Used for Investing Activities	(14,609)	(147,036)	(198,824)

Net Change in Cash and Cash Equivalents	(14,194)	(36,071)	(10,152)
Cash and Cash Equivalents-Beginning of Year	31,758	67,829	77,981

Cash and Cash Equivalents-End of Year	$17,564	$31,758	$67,829

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“Old Dominion” or “we” or “our”), its subsidiaries and TEC Trading, Inc. (“TEC”). In addition, in accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”), TEC our sole class B member, is considered a variable interest entity for which we are the primary beneficiary, and has been consolidated as of December 31, 2004. We have eliminated all intercompany balances and transactions in consolidation. As TEC is 100% owned by our twelve member distribution cooperatives, its equity is presented as a non-controlling interest the consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities is recorded using the equity method of accounting.

We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are twelve customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland, and parts of West Virginia. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. Our rates are not regulated by the respective states’ public service commissions, but are set periodically by a formula that was accepted for filing by the Federal Energy Regulatory Commission (“FERC”) on December 23, 2003. An amendment to the formula was accepted for filing by FERC on February 19, 2005, subject to the outcome of other pending Old Dominion Electric Cooperative FERC proceedings.

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

Depreciation

Depreciation is based on the straight-line method at rates that are designed to amortize the original cost of properties over their respective service lives. Depreciation rates, for jointly-owned depreciable plant balances at the North Anna Nuclear Power Station (“North Anna”) and the Clover Power Station (“Clover”) were approximately 2.1%, 1.5%, and 3.0%, in 2004, 2003, and 2002, respectively, for North Anna and were approximately 2.1% in 2004 and 2.7% for each of 2003, and 2002, for Clover. In 2003, the operating licenses for North Anna were extended for an additional 20 years. The license extension resulted in a reduction to depreciation expense of $3.8 million for 2003. Depreciation rates for our Louisa generating facility (“Louisa”), Marsh Run generating facility (“Marsh Run”), and Rock Springs generating facility (“Rock Springs”) were approximately 3.4%, 3.6% and 3.6%, respectively, in 2004. Our Louisa and Rock Springs generating facilities became commercially operable in June 2003. Our Marsh Run generating facility became commercially operable in September 2004. The depreciation rate for Louisa and Rock Springs was approximately 3.3% for both facilities in 2003.

Nuclear Fuel

Nuclear fuel is amortized on a unit of production basis sufficient to fully amortize the cost of fuel over the estimated service life and is recorded in fuel expense.

In accordance with the Nuclear Waste Policy Act of 1982, the Department of Energy (“DOE”) is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. However, since the DOE did not begin accepting spent fuel in 1998 as specified in its contracts, Virginia Power is providing on-site spent nuclear fuel storage at the North Anna facility. These facilities are expected to be adequate until the DOE begins accepting the spent nuclear fuel. Virginia Power will continue to safely manage its spent nuclear fuel until the DOE begins accepting the spent nuclear fuel. In January 2004, Virginia Power filed a lawsuit seeking recovery damages for breech of the standard contract due to the DOE’s delay in accepting spent nuclear fuel for North Anna.

Fuel, Materials and Supplies

Fuel, Materials and Supplies is primarily comprised of spare parts for our generating assets, which are recorded at lower of cost or market, and fuel, which consists primarily of coal and #2 fuel oil, which is recorded at average cost.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used. We capitalize interest on borrowings for significant construction projects. Interest capitalized in 2004, 2003, and 2002, was $8.2 million, $14.5 million, and $13.5 million, respectively.

Income Taxes

As a not-for-profit electric cooperative, we are currently exempt from federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended. Accordingly, no provisions for income taxes have been reflected in the accompanying consolidated financial statements.

TEC, a taxable corporation, has been consolidated as of December 31, 2004, and its provision for income taxes was not significant.

Operating Revenues

Our operating revenues are derived from sales to our members and non-members. We sell energy to our Class A members pursuant to long-term wholesale power contracts that we maintain with each of our member distribution cooperatives. These wholesale power contracts obligate each member distribution cooperative to pay us for power furnished in accordance with our rates. Power furnished is determined based on month-end meter readings. At December 31, 2004, 2003, and 2002, sales to our member distribution cooperatives were $564.6 million, $511.5 million, and $488.9 million, respectively. See Note 5—Wholesale Power Contracts—to the Consolidated Financial Statements.

We sell excess purchased energy and excess generated energy from our combustion turbine facilities, if any, to our Class B member under FERC market-based rate authority. In 2004, 2003 and 2002, sales to our Class B member were $18.9 million, $14.3 million and $2.6 million respectively. We also sell excess purchased energy and excess generated energy from Clover to non-members. Excess purchased energy that is not sold to our Class B member is sold to the PJM Interconnection, LLC (“PJM”) under its rates for providing energy imbalance service. Excess energy from Clover is sold to Virginia Power. At December 31, 2004, 2003, and 2002, energy sales to non-members were $4.9 million, $9.8 million, and $3.1 million, respectively.

Regulatory Assets and Liabilities

We account for certain revenues and expenses as a rate regulated entity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 which allows certain revenues and expenses to be deferred at the discretion of our board of directors, pursuant to their budgetary and rate setting authority, if it is probable that such amounts will be refunded or recovered through our formulary rate in future years. Regulatory assets represent certain costs that are expected to be recovered from our member distribution cooperatives based on rate action by our board of directors in accordance with our formulary rate. Regulatory liabilities represent certain probable future reductions in revenues associated with amounts that are to be refunded to our member distribution cooperatives based on rate action by our board of directors in accordance with our formulary rate. Certain regulatory assets are included in deferred charges. Certain regulatory liabilities are included in deferred credits and other liabilities. Deferred energy, which can be either a regulatory asset or a regulatory liability, (see Note 1—Deferred Energy—to the Consolidated Financial Statements) is included in current assets or current liabilities. The regulatory assets and liabilities will be recognized as expenses or as a reduction in expenses, concurrent with their recovery through rates.

Debt Issuance Costs

Capitalized costs associated with the issuance of debt totaled $12.5 million, and $13.7 million at December 31, 2004 and 2003, respectively and are included in deferred charges – other. These costs are being amortized using the effective interest method over the life of the respective debt issues, and are included in interest charges, net.

Deferred Credits and Other Liabilities—Other

Deferred credits and other liabilities—other, includes gains on long-term lease transactions (see Note 6— Long-Term Lease Transactions—to the Consolidated Financial Statements), DOE decontamination and decommissioning liability and liabilities associated with benefit plans for certain executives. Gains on long-term lease transactions totaled $39.3 million and $42.1 million at December 31, 2004 and 2003 , respectively. These gains are being amortized into income ratably over the terms of the operating leases as a reduction to depreciation, amortization and decommissioning expense. DOE decontamination and decommissioning liability totaled $0.5 million and $0.9 million at December 31, 2004 and 2003, respectively. Liabilities associated with benefit plans for certain executives were $0.5 and $0.4 million at December 31, 2004 and 2003, respectively.

Deferred Energy

We use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Our deferred energy balance represents the net accumulation of any previous under- or over-collection of energy costs. At December 31, 2004 and December 31, 2003, we had a deferred energy credit of $4.8 million and $13.6 million, respectively. These deferred energy credit balances represent an over-collection of costs. Deferred energy credits are refunded to our member distribution cooperatives in the succeeding year in accordance with the tariffs then in effect.

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

We primarily purchase power under both long-term and short-term forward physical delivery contracts to supply power to our member distribution cooperatives under “all requirements” wholesale power contracts. These forward purchase contracts meet the accounting definition of a derivative; however, a majority of the forward purchase derivative contracts qualify for the normal purchases/normal sales exception under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” As a result, these contracts are not recorded at fair value. We record a liability and purchased power expense when the power under the forward physical delivery contract is delivered. We also purchase natural gas futures generally for two years or less to hedge the price of natural gas for the operation of our combustion turbine facilities and for use as a basis in determining the price of power in certain forward power purchase agreements. These derivatives do not qualify for the normal purchases/normal sales exception.

For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we may elect cash flow hedge accounting in accordance with SFAS No. 133. Accordingly, gains and losses on derivative contracts are deferred into Other Comprehensive Income until the hedged underlying transaction occurs or is no longer likely to occur. For derivative contracts where hedge accounting is not utilized, or for which ineffectiveness exists, we defer all remaining gains and losses on a net basis as a regulatory asset or liability in accordance with SFAS No. 71. These amounts are subsequently reclassified as purchased power or fuel expense in our Consolidated Statements of Revenues, Expenses, and Patronage Capital as the power or fuel is delivered and/or the contract settles.

Generally, derivatives are reported on the Consolidated Balance Sheet at fair value. The measurement of fair value is based on actively quoted market prices, if available. Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications. For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value. In December 2001, certain interpretative guidance related to SFAS No. 133 was revised. This revised interpretive guidance became effective for us beginning April 1, 2002. Under the new guidance, certain energy option contracts, which previously qualified for the normal purchases/normal sales exception under SFAS No. 133, were required to be recorded at market value. As a result, we recorded a cumulative effect of accounting change adjustment as of April 1, 2002, of $15.9 million net unrealized loss. The cumulative effect adjustment was recorded to comprehensive income as we designated these contracts as cash flow hedges of forecasted transactions. Prior to April 1, 2002, energy option premiums were included in deferred charges and expensed through purchased power as the options expired. During 2004, 2003, and 2002, we expensed option premiums totaling $1.4 million, $2.7 million, and $7.8 million, respectively, as purchased power expense. At December 31, 2002, we had a net unrealized loss in accumulated other comprehensive income of approximately $10.9 million associated with the effective portion of the change in fair value of the option contracts designated as cash flow hedges.

During 2003, we reclassified $10.9 million, respectively, of net unrealized losses from accumulated other comprehensive income to operating expense. The effect of the amounts being reclassified to expense were offset by the recognition of the hedged transactions. There was no hedge ineffectiveness during the years ended December 31, 2004 or December 31, 2003.

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

We are also exposed to credit risk in our business operations. We have adopted a Credit Risk Policy that establishes the basis for determining counterparty credit standards and processes to determine credit limits. Our risk management committee monitors credit exposure on a regular basis. Formal counterparty credit reviews are performed at least annually and informal reviews are performed on an ongoing basis. At December 31, 2004 and December 31, 2003, none of our counterparties for power and fuel purchases and sales were required to post collateral.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, and receivables arising from sales to our members and non-members. We place our temporary cash investments with high credit quality financial institutions and invest in debt securities with high credit standards as required by our board of directors. Cash and cash equivalents balances may exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives are limited due to the large member consumer base that represents our member distribution cooperatives’ accounts receivable. Receivables from our member distribution cooperatives at December 31, 2004 and 2003, were $62.4 million and $52.9 million, respectively.

Cash Equivalents

For purposes of our Consolidated Statements of Cash Flow, we consider all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

As of December 31, 2004, we adopted the Interpretation, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. TEC has been identified as a variable interest entity for which we are the primary beneficiary and has been consolidated as of December 31, 2004. TEC was formed in 2001 for the primary purpose of purchasing from us, to sell in the market, power that is not needed to meet the actual needs of our member distribution cooperatives, acquiring natural gas and forward purchase contracts to hedge the price of natural gas to supply our combustion turbine facilities, and taking advantage of other power-related trading opportunities in the market which will help lower our member distribution cooperatives’ costs. TEC does not engage in speculative trading. TEC’s total assets, excluding intercompany balances, which have been eliminated, totaled $10.2 million. As TEC is 100% owned by our twelve member distribution cooperatives, its equity is presented as a non-controlling interest in the consolidated financial statements. During 2004, Old Dominion had sales to TEC of $18.9 million. In 2004, Old Dominion purchased $18.3 million in natural gas purchases from TEC. The non-controlling interest includes $0.1 million of other comprehensive income related to unrealized gains and losses on derivative contracts.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

NOTE 2—Electric Plant

Our net electric plant is comprised of the following:

	Combustion
	Clover	North Anna	Turbines	Other	Total
	(in thousands, except percentages)
Ownership interest	50%	11.6%	100%	100%
Electric plant in service	$652,630	$271,291	$570,291	$17,636	$1,511,848
Accumulated depreciation	(278,654)	(125,650)	(21,326)	(6,048)	(431,678)
Nuclear fuel	—	47,406	—	—	47,406
Accumulated amortization of nuclear fuel	—	(36,913)	—	—	(36,913)
Plant acquisition adjustment	—	51,816	—	—	51,816
Accumulated amortization of plant acquisition adjustment	—	(51,816)	—	—	(51,816)
Construction work in progress	1,905	8,927	—	—	10,832

	$375,881	$165,061	$548,965	$11,588	$1,101,495

Investment in Jointly Owned Generating Facilities

We hold a 50% undivided ownership interest in Clover, a two-unit, 882 MW (net capacity rating) coal-fired electric generating facility operated by Virginia Power. We are responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for Clover, and must fund these items. Our portion of assets, liabilities, and operating expenses associated with Clover are included in our consolidated financial statements. At December 31, 2004, and 2003, we had an outstanding accounts payable balance of $4.0 million and $(0.9) million, respectively, due to Virginia Power for operation, maintenance, and capital investment at the Clover facility.

We have an 11.6% undivided ownership interest in North Anna, a two-unit, 1,842 MW (net capacity rating) nuclear power facility, as well as nuclear fuel and common facilities at the power station, and a portion of spare parts inventory, and other support facilities. North Anna is operated by Virginia Power, which owns the balance of the plant. We are responsible for 11.6% of all post acquisition date additions and operating costs associated with the plant, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for North Anna, and must fund these items. Our portion of assets, liabilities, and operating expenses associated with North Anna are included in our consolidated financial statements. At December 31, 2004 and 2003, we had an outstanding accounts payable balance of $0.5 and $2.1 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at the North Anna facility.

Projected capital expenditures for Clover for 2005 through 2007 are $2.8 million, $0.8 million and $1.0 million, respectively. Projected capital expenditures for North Anna for 2005 through 2007 are $11.4 million, $11.3 million and $11.6 million, respectively.

Property, Plant & Equipment

We own three combustion turbine facilities that are carried at cost, less accumulated depreciation. We also own distributed generation facilities which are included in “Other” in the net electric plant table. The cost is depreciated on a straight-line basis over the estimated useful lives of the related assets. Projected capital expenditures for our combustion turbine facilities for 2005 through 2007 are $3.0 million for 2005 and $1.9 million for 2006 and 2007 each. Projected capital expenditures for our distributed generation facilities and other for 2005 through 2007 is $0.4 million for each year.

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

SFAS No. 143 applies to the decommissioning of North Anna, certain asset retirement obligations at Clover, as well as certain asset retirement obligations at our Louisa, Marsh Run, and Rock Springs combustion turbine facilities and our distributed generation facilities. At December 31, 2002, we had recorded a liability for the decommissioning of North Anna of $56.7 million, which equaled the balance in our nuclear decommissioning trust fund. At January 1, 2003, our liability for the decommissioning of North Anna as well as our liabilities associated with Clover and the distributed generation facilities as calculated under SFAS No. 143 were $39.0 million. This liability was calculated using the present value of estimated future cash flows. We also recorded plant assets totaling $12.3 million and offsetting accumulated depreciation of $4.4 million. The majority, $28.8 million, of the difference between what was recorded prior to January 1, 2003, and the net amount of what we recorded under SFAS No. 143 has been deferred as a regulatory liability. The remainder, $3.3 million, represents the cumulative effect of change in accounting principle.

The following represents changes in our asset retirement obligations for the years ended December 31, 2004 and 2003 (in thousands):

Decommissioning reserve	$56,684
Cumulative effect of change in accounting principle	(17,641)

Asset retirement obligations at January 1, 2003	39,043
Additional asset retirement obligations – new facilities	1,865
Accretion expense	2,089

Asset retirement obligations at December 31, 2003	$42,997
Additional asset retirement obligations – new facilities	1,047
Accretion expense	2,251

Asset retirement obligations at December 31, 2004	$46,295

As discussed in Note 1—Depreciation—to the Consolidated Financial Statements, the cash flow estimates for North Anna’s asset retirement obligations were based upon the 20-year life extension. Given the life extension, the level of decommissioning trust fund currently appears to be adequate to fund North Anna’s asset retirement obligations and no additional funding is currently required. Therefore, with the approval by FERC, we ceased collection of decommissioning expense in August 2003. As we are not currently collecting decommissioning expense in our rates, we are deferring as part of our SFAS No. 143 regulatory liability (See Note 8—Regulatory Assets and Liabilities—to the Consolidated Financial Statements) the difference between the earnings on the decommissioning trust fund and the total asset retirement obligation related depreciation and accretion expense for North Anna.

NOTE 4—Power Purchase Agreements

In 2004, 2003, and 2002, our owned generating facilities together furnished approximately 47.4%, 48.3%, and 46.1%, respectively, of our energy requirements. The remaining needs were satisfied through purchase power agreements from other power suppliers and purchases of energy in the forward and spot markets.

Our most significant long-term power purchase arrangements are with Virginia Power, the operator and co-owner of Clover and North Anna. We have agreements with Virginia Power which grant us the right, but not the obligation, to purchase intermediate energy at a price determined by reference to a specified natural gas index. In addition, we have other contractual arrangements with Virginia Power which permit us to purchase reserve capacity and energy. We intend to purchase our reserve capacity requirements for Clover and North Anna from Virginia Power under these arrangements until either the date on which all facilities at North Anna have been retired or decommissioned or the date we have no interest in North Anna, whichever is earlier.

The purchase price we pay for any reserve energy purchased under these arrangements equals the natural gas-indexed price we pay for intermediate energy under our other agreements with Virginia Power. In addition to Virginia Power, we have other long-term power purchase agreements with Mid-Atlantic utilities which provide a small portion of our capacity and energy requirement.

The remainder of our energy requirements are provided by the market. When possible, we purchase power in the market through forward contracts and spot purchases if we believe the prices for such energy will be less than energy otherwise available to us under long-term contracts or energy generated from our combustion turbine facilities. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. To mitigate these risks we have developed policies and procedures to manage the risks in the changing business environment. These procedures, developed in cooperation with APM, are designed to strike the appropriate balance between minimizing costs and reducing energy cost volatility.

Our purchased power costs for 2004, 2003 and 2002 were $314.8 million, $295.4 million and $288.0 million, respectively.

Our power purchase agreements contain certain firm capacity and minimum energy requirements. As of December 31, 2004, our minimum purchase commitments under the various agreements, without regard to capacity reductions or cost adjustments, were as follows:

Year Ending December 31,	Firm Capacity Requirements	Minimum Energy Requirements	Total
	(in millions)
2005	$2.0	$145.3	$147.3
2006	0.6	61.5	62.1
2007	—	41.4	41.4
2008	—	—	—
2009	—	—	—

	$2.6	$248.2	$250.8

Congestion

Due to transmission import limitations into the Delmarva Peninsula, we paid approximately $10.2 million in congestion costs in 2004. These costs were incurred under the PJM Independent System Operator rules when higher cost generation must be run due to transmission constraints. The congestion charges were partially offset by credits of our fixed transmission rights and our auction revenue rights. Net congestion costs for 2004, 2003, and 2002, were approximately $7.0 million, $2.6 million, and $8.3 million, respectively.

NOTE 5—Wholesale Power Contracts

We have a wholesale power contract with each of our member distribution cooperatives whereby each member distribution cooperative is obligated to purchase substantially all of its power requirements from us through the year 2028 and beyond 2028 unless either party gives the other at least three years notice of termination. Each such contract provides that we shall provide all of the power that the member distribution cooperative requires for the operation of its system, with limited exceptions, to the extent that we have the power and facilities available. Each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract in accordance with rates and charges established by us pursuant to our formulary rate, which has been accepted by FERC. Under the accepted formulary rate, our rates are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine our revenue requirements. The formula is intended to permit collection of revenues, which, together with revenues from all other sources, are equal to all costs and expenses, plus an additional 20% of total interest charges, plus additional equity contributions as approved by our board of directors. It also provides for the periodic adjustment of our rates to recover actual, prudently incurred costs, whether they increase or decrease, without further application to or acceptance by FERC except for the adjustment for the collection of decommissioning costs. In accordance with the formula, the board of directors can authorize accelerating the recovery of costs in the establishment of rates.

The formulary rate allows us to recover and refund amounts under our Margin Stabilization Plan. We have a Margin Stabilization Plan that allows us to review our actual capacity-related cost of service and capacity revenues as of year end and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as required by our board of directors. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, in the succeeding calendar year. Each quarter we adjust revenues and accounts payable—members or accounts receivable, as appropriate, to reflect that adjustment. There was no adjustment to operating revenues under our Margin

Stabilization Plan in 2004. In 2003 and 2002, under our Margin Stabilization Plan, we reduced operating revenues by $3.2 million and $3.6 million, respectively, and increased accounts payable—members by the same amounts.

Revenues from the following member distribution cooperatives equaled or exceeded 10% of our total revenues for the past three years:

	Year Ended December 31,
	2004	2003	2002
	(in millions)

Northern Virginia Electric Cooperative	$159.7	$142.0	$134.2

Rappahannock Electric Cooperative	120.8	106.9	107.4

Delaware Electric Cooperative	61.0	56.7	50.9

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

Unrealized gains on these long-term lease transactions totaled $39.3 million and $42.1 million at December 31, 2004 and December 31, 2003, respectively.

NOTE 7—Investments

Investments were as follows at December 31, 2004 and 2003:

Description	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2004

Available for Sale:
Municipal bonds	$2,500	$—	$—	$2,500
Corporate obligations	10,501	40	—	10,541
Registered investment companies(1)	30,684	215	—	30,899
Common stock	35,426	9,151	—	44,577
Short-term investments	60,995	—	—	60,995

	$140,106	$9,406	$—	$149,512

Held to Maturity:
U.S. Government obligations	$56,590	$21,555	$—	$78,145
Corporate obligations	42,712	—	—	42,712

	$99,302	$21,555	$—	$120,857

Other	$1,706	$—	$—	$1,706

December 31, 2003

Available for Sale:
Corporate obligations	$52,853	$33	$—	$52,886
Registered investment companies(1)	29,302	475	—	29,777
Common stock	34,050	5,045	(91)	39,004
Short-term investments	60,694	—	—	60,694

	$176,899	$5,553	$(91)	$182,361

Held to Maturity:
U.S. Government obligations	$52,992	$17,209	$—	$70,201
Corporate obligations	39,896	—	—	39,896

	$92,888	$17,209	$—	$110,097

Other	$1,749	$—	$—	$1,749

(1)	Investments included herein are primarily invested in corporate obligations.

Contractual maturities of debt securities at December 31, 2004, were as follows:

Description	Less Than One Year	One Through Five Years	More Than Five Years	Total
	(in thousands)
Available for Sale	$5,000	$—	$8,041	$13,041
Held to Maturity	278	840	98,184	99,302

	$5,278	$840	$106,225	$112,343

As discussed in Note 3, realized gains and losses related to assets held in the decommissioning trust are deferred as a regulatory liability. Realized gains and losses for all other available-for-sale securities were not significant for any period presented.

NOTE 8 — Regulatory Assets and Liabilities

In accordance with SFAS No. 71, we record regulatory assets and liabilities that result from our ratemaking. Our regulatory assets and liabilities at December 31, 2004 and 2003, were as follows:

	2004	2003
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$39,550	$42,212
Deferred power costs	1,062	24,192
Deferred net unrealized losses on derivative instruments	3,473	—
DOE decontamination and decommissioning	884	1,301
Deferred transportation costs	8,438	—
Deferred asset retirement costs	513	529

Total Regulatory Assets	$53,920	$68,234

Regulatory Liabilities:
North Anna SFAS No. 143 deferral	$31,244	$30,358
North Anna decommissioning fund market value adjustment	9,366	5,428
Unamortized gains on reacquired debt	1,172	1,238

Total Regulatory Liabilities	$41,782	$37,024

Regulatory Liabilities included in Current Liabilities:
Deferred energy	$4,807	$13,582

The regulatory assets will be recognized as expenses concurrent with their recovery through rates and the regulatory liabilities will be recognized as a reduction to expenses concurrent with their refund through rates.

Regulatory assets included in deferred charges are detailed as follows:

•	Unamortized losses on reacquired debt are the costs we incurred to purchase our outstanding indebtedness prior to its scheduled retirement. These losses are amortized over the life of the original indebtedness and will be fully amortized in 2023.

•	Deferred power costs resulted from FERC Docket No. EL98600 and represent additional charges for transmission service to PSE&G for surcharge amounts of pancaked rates from April 1, 1998, through December 31, 2002. We began amortizing these costs February 1, 2003, and they will be fully recovered through rates by December 31, 2005.

•	Deferred net unrealized losses on derivative instruments. These losses will be matched and recognized in the same period the expense is incurred for the hedged item.

•	DOE decontamination and decommissioning represents our share of the costs for decontamination and decommissioning levied under the Atomic Energy Act of 1954, as amended by Title XI of the Energy Policy Act of 1992. These assets are costs that have been deferred based on rate action by our board of directors and approval by FERC and will be fully amortized in 2007.

•	Deferred transportation costs. We will begin amortizing these costs April 1, 2005, and they will be recovered through rates over 21 months.

•	Deferred asset retirement costs for the cumulative effect of change in accounting principle for the Clover and distributed generation facilities as a result of the adoption of SFAS No. 143.

Regulatory liabilities included in deferred credits and other liabilities are detailed as follows:

•	North Anna SFAS No. 143 deferral is the cumulative effect of change in accounting principle as a result of the adoption of SFAS No. 143.

•	North Anna decommissioning fund market value adjustment is the market value adjustment on the decommissioning trust fund.

•	Unamortized gains on reacquired debt are the gains we recognized when we purchased our outstanding indebtedness prior to its scheduled retirement. These gains are amortized over the life of the original indebtedness and will be fully amortized in 2023.

Regulatory liabilities included in current liabilities are detailed as follows:

•	Deferred energy—see Note 1—Deferred Energy—to the Consolidated Financial Statements for our method of accounting for deferred energy.

NOTE 9—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2004	2003
	(in thousands)
$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	$250,000	$250,000
$27,755,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.00%	27,755	27,755
$32,455,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.625%	32,455	32,455
$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	300,000	300,000
$215,000,000 principal amount of 2001 Series A Bonds due 2011 at an interest rate of 6.25%	215,000	215,000
$109,182,937 principal amount of First Mortgage Bonds, 1996 Series B, due 2018 at an effective interest rate of 7.06%	108,601	108,601
$120,000,000 principal amount of First Mortgage Bonds, 1993 Series A, due 2023 at an interest rate of 7.78%	1,000	1,000
Virginia Electric and Power Company Promissory Note (North Anna), due 2008 with variable interest rates (averaging 3.22% in 2004, and 4.39% in 2003)	6,750	6,750

	941,561	941,561
Less unamortized discounts and premiums	(65,734)	(68,520)
Less current maturities	(22,917)	—

Total Long-term Debt	$852,910	$873,041

Substantially all of our assets are pledged as collateral under the Indenture.

During 2003, we purchased and redeemed approximately $130.9 million of our First Mortgage Bonds, 1993 Series A. The transaction resulted in a net loss of approximately $10.7 million in 2003, including the write-off of original issuance costs. The net gains and losses have been deferred and are being amortized over the life of the remaining bonds. At December 31, 2004, deferred gains and losses on reacquired debt totaled a net loss of approximately $38.4 million.

Estimated maturities of long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,	(in thousands)
2005	$22,917
2006	22,917
2007	22,917
2008	29,667
2009	22,917
2010 and thereafter	820,226

$941,561

The aggregate fair value of long-term debt was $931.8 million and $921.7 million at December 31, 2004 and 2003, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value. We believe that the carrying amount of debt issues with variable rates is a reasonable estimate of fair value.

NOTE 10—Short-term Borrowing Arrangements

We maintain committed lines of credit to cover short-term funding needs. Currently, we have short-term committed variable rate lines of credit in the aggregate amount of $230.0 million. Of this amount, $180.0 million is available for general working capital purposes and $50.0 million is available for capital expenditures related to our generating facilities. Additionally, we have a $50.0 million three-year revolving credit facility that expires on March 18, 2007, which is available for capital expenditures and general corporate purposes. At December 31, 2004 and 2003, we had no borrowings or letters of credit outstanding under any of these arrangements. We expect the working capital line of credit to be renewed as they expire. We expect the construction-related line of credit to be renewed until such time as we determine it is not needed.

We maintain a policy which allows our member distribution cooperatives to pre-pay or extend payment on their monthly power bills. Under this policy, we pay interest on early payment balances at a blended investment and outside short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and outside short-term borrowing rate. Amounts advanced by our member distribution cooperatives are included in accounts payable—members and totaled $38.7 million and $47.8 million at December 31, 2004 and 2003, respectively. Amounts extended by our member distribution cooperatives are included in receivables and totaled $4.4 million and $4.0 million at December 31, 2004 and 2003, respectively.

NOTE 11—Employee Benefits

Substantially all of our employees participate in the National Rural Electric Cooperative Association (“NRECA”) Retirement and Security Program, a noncontributory, defined benefit multiple employer master pension plan. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. Pension expense for 2004, 2003, and 2002, was $827,000, $644,000, and $542,000, respectively.

We have also elected to participate in a defined contribution 401(k) retirement plan administered by Diversified Investment Advisors. Under the plan, employees may elect to have up to 100% or $13,000, whichever is less, of their salary withheld on a pretax basis, subject to Internal Revenue Service limitations, and invested on their behalf. We match up to the first 2% of each participant’s base salary. Our matching contributions were $110,000, $96,000, and $85,000, in 2004, 2003, and 2002, respectively.

We adopted a plan on February 12, 2002, permitting us to grant selected employees the option to purchase shares in specified mutual funds. On March 1, 2002, we entered into an option agreement under the plan with two officers. Under the agreements, we granted each of these officers the option to purchase from us shares of mutual funds. The price to be paid for exercise of the option shares is 25% of the stated total option value amount, which has vested as of the date of the purchase. The stated total option value amount for each agreement is $408,000 and vests in equal amounts on March 1, 2002, and each January 1st thereafter until 2007 for one officer and 2005 for the other officer. Option value amounts vest under the agreement only if the officer is still an employee on the applicable vesting date. Vesting accelerates if a change of control occurs or if the officer dies or becomes disabled. At December 31, 2004, the total vested option value for the plan was $510,000.

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

We provide no other significant post-retirement benefits to our employees. However, we are required to pay 11.6% of the operating costs associated with North Anna and 50% of the operating costs associated with Clover, including post-retirement benefits of Virginia Power employees whose costs are allocated to those stations. These post-retirement benefits other than pensions resulted in an increase in expense to us of approximately $1.1 million, $0.9 million, and $0.7 million, in 2004, 2003, and 2002, respectively. We are recovering through our rates the expense as it is billed by Virginia Power.

NOTE 12—Insurance

As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage. All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

The Price-Anderson Act provides the public up to $10.8 billion of protection per nuclear incident via obligations required of owners of nuclear power plants. The Price-Anderson Act Amendment of 1988 allows for an inflationary provision adjustment every five years. Virginia Power has purchased $300 million of coverage from commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, we, jointly with Virginia Power, could be assessed up to $100.6 million for each licensed reactor not to exceed $10.0 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed.

The Price-Anderson Act was first enacted in 1957 and has been renewed three times—in 1967, 1975, and 1988. The Price-Anderson expired August 31, 2002, but operating nuclear reactors continue to be covered by the law. Congress is currently holding hearings to reauthorize the legislation.

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

The maximum assessment for the current policy period is $52.0 million. Based on the severity of the incident, the board of directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. We, jointly with Virginia Power, have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available, because they must first be used for stabilization and decontamination.

Virginia Power purchases insurance from NEIL to cover the cost of replacement power during the prolonged outage of a nuclear unit due to direct physical damage of the unit. Under this program, we, jointly with Virginia Power, are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. The current policy period’s maximum assessment is $20.0 million.

Our share of the contingent liability for the coverage assessments described above is a maximum of $31.7 million at December 31, 2004.

NOTE 13—Regional Headquarters, Inc.

We own 50% of Regional Headquarters, Inc. (“RHI”), which holds title to the office building that is being partially leased to us. We are obligated to make lease payments equal to one half of RHI’s annual operating expenses, net of rental income from third party lessees, through the year 2016. During 2004, 2003, and 2002, our rent expense was $337,000, $375,000, and $285,000, respectively.

Estimated future lease payments, without regard to changes in square footage, third party occupancy rates, operating costs, and inflation are as follows:

Year Ending December 31,	(in thousands)
2005	$413
2006	413
2007	413
2008	413
2009	413
2010 and thereafter	2,891

$4,956

NOTE 14—Supplemental Cash Flows Information

Cash paid for interest, net of allowance for funds used during construction, in 2004, 2003, and 2002, was $60.9 million, $57.2 million, and $50.9 million, respectively.

We have included an unrealized deferred gain of approximately $5.6 million as a regulatory liability in 2003. In 2002, we have included an unrealized deferred loss of approximately $3.5 million in the decommissioning reserve.

NOTE 15—Commitments and Contingencies

Legal

Norfolk Southern

In April 1989, we entered into a coal transportation agreement with Norfolk Southern Railway Company (“Norfolk Southern”) for delivery of coal to Clover. The agreement, which was later assigned to Virginia Power as operator of Clover, had an initial 20-year term and provides that the amounts payable for coal transportation services are subject to adjustment based on a reference index. In October 2003, Norfolk Southern claimed that it had been using an incorrect reference index to calculate amounts due to it since the inception of the agreement, and that it would begin to escalate prices for these services in the future based on an alternate reference index. On November 26, 2003, together with Virginia Power, we filed suit against Norfolk Southern in the Circuit Court of Halifax County, Virginia, seeking an order to clarify the price escalation provisions in the coal transportation agreement. In its reply to our suit, Norfolk Southern filed a counter-claim and sought (1) recovery from Virginia Power and us for additional amounts resulting from its use of the alternate reference index since December 1, 2003, and (2) an order requiring the parties to calculate the amounts Norfolk Southern claims it was underpaid since the inception of the agreement by using the alternate reference index.

On December 22, 2004, the court found in favor of Norfolk Southern on the issue of ambiguity and held that the price escalation provisions in the agreement were clear and unambiguous. The court later denied Virginia Power’s and our motion to file an amended complaint based on additional evidence that was not considered by the court in the original proceedings. The court permitted Virginia Power and us to file an amended answer to Norfolk Southern’s counter-claims, but they held that we could not assert that the contract was ambiguous. We did raise several affirmative defenses, which if upheld, would prevent Norfolk Southern from charging the higher rate. Our amended answer was filed on March 4, 2005.

As of December 31, 2004, we recorded a liability related to the Norfolk Southern dispute and on March 8, 2005, our board of directors approved the creation of the related regulatory asset. The regulatory asset will be amortized over 21 months beginning April 1, 2005. Beginning April 1, 2005, we will recover the amortization of the regulatory asset and the current period charges through rates. If it is ultimately determined that we owe any such amounts to Norfolk Southern, the amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates to our member distribution cooperatives.

Ragnar Benson

In December 2002, we entered into a contract with Ragnar Benson, Inc. (“RBI”) for engineering, procurement and construction services relating to the construction of our Marsh Run combustion turbine facility. Construction of the facility began in April 2003 and the facility was required to be substantially complete in the second quarter of 2004. The facility ultimately became available for commercial operation on September 15, 2004, but is still not substantially complete according to the terms of the contract. On December 23, 2004, we terminated the contract with RBI for default and filed suit in the U.S. District Court for the Eastern District of Virginia, Richmond Division, against RBI seeking liquidated damages for delay in completion of the project up to $15.0 million and damages for breach of contract up to $5.0 million. RBI filed a counterclaim for damages exceeding $15.0 million related to conditions they claim to have encountered during construction. We filed an answer to RBI’s counterclaim denying any liability to RBI. The trial is scheduled to begin October 11, 2005. To date, we believe we have paid all invoices due and owing to RBI in accordance with the terms and conditions of the contract.

We have also been named in connection with a suit filed in the Circuit Court of Fauquier County, Virginia, by a subcontractor against RBI, despite contractual provisions that preclude the subcontractor from taking such action against us. We filed a motion to dismiss the suit, and on March 15, 2005, the court ruled that the subcontractor would be allowed 21 days to amend its suit.

On March 21, 2005, RBI filed a mechanics lien in the Circuit Court of Fauquier County, Virginia, against the Marsh Run facility for approximately $5.8 million. The mechanics lien encompasses the claims of the subcontractor referred to above.

We have reviewed the asserted claims of RBI and believe they are without merit. We do not believe any liability is estimable or probable and we intend to vigorously defend these claims. If it is ultimately determined that we owe any such amounts to RBI, the amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates to our member distribution cooperatives.

FERC Proceedings Related to Potential Reorganization

On October 5, 2004, we, together with New Dominion, filed an application at FERC requesting FERC to approve the assignment of our existing wholesale power contracts with our twelve member distribution cooperatives to New Dominion; to accept certain changes to our formulary rate to conform it for use by New Dominion; and to grant New Dominion authority to make wholesale sales of power at market-based rates. See “Old Dominion Electric Cooperative—Potential Reorganization” in Item 1. On October 12, 2004, we and New Dominion filed another application, seeking authority to guarantee each other’s obligations and for New Dominion to issue and renew short-term debt (the financing applications).

On October 26, 2004, Bear Island Paper Company, L.P. (“Bear Island”), a large industrial customer of one of our member distribution cooperatives, intervened in the proceedings. Bear Island objected to the proposed changes in our rate formula, especially any that could reallocate demand charges to energy charges; requested that FERC conduct an audit of our records; and asked that FERC conduct a hearing regarding the proposed reorganization.

On October 29, 2004, the VSCC also intervened in the FERC proceedings. The VSCC did not file arguments against the proposed reorganization and other changes but supported Bear Island’s request for a hearing.

On December 7, 2004, we filed an application for approval of a new tariff for sales to what will be our sole member, New Dominion, with charges determined under a cost allocation formula. On December 20, 2004, we filed an application to amend our current cost of service formulary rate that controls our sales to our member distribution cooperatives, in order to reallocate some accounts and change some accounting methods. In response to these applications, Bear Island sought to consolidate them with the application filed on October 5, 2004.

On January 14, 2005, NOVEC also intervened in the FERC proceedings related to the proposed reorganization. NOVEC stated that it has been engaged in negotiations with us for several years to restructure its wholesale power contract. See “Old Dominion Electric Cooperative—Northern Virginia Electric Cooperative” in Item 1. NOVEC argued that the applications we filed were not completely developed because they did not address amendments to NOVEC’s wholesale power contract. NOVEC sought to have the applications set for deferred investigation and hearing, pending efforts to develop a more “complete” proposal for submission to FERC.

On January 31, 2005, we and New Dominion filed an answer with FERC in response to NOVEC’s intervention, arguing that (1) NOVEC’s wholesale power contract is a valid agreement that does not have provisions for re-negotiation, (2) NOVEC’s intervention violates the reorganization agreement executed by NOVEC, and (3) NOVEC’s complaints about the wholesale power contract are not appropriate in these proceedings. We did not challenge NOVEC’s right to intervene but did challenge its protest and the procedural failings of its filing. In response, NOVEC argued that we are obligated to renegotiate its wholesale power contract, that renegotiation of the wholesale power contract should be supervised by FERC as part of its consideration of the reorganization, and that it is not in breach of the reorganization agreement.

On February 16, 2005, FERC issued an order regarding our December 20, 2004, application to amend our current cost of service formulary rate that accepted and suspended the proposed changes to the formula effective as of February 19, 2005, subject to refund and the outcome in the other proceedings. Bear Island, the VSCC and NOVEC were granted status as interveners in the proceeding. No hearing date was set, no audit was ordered, and the proceedings were not consolidated.

On March 8, 2005, FERC issued an order that set the proposed assignment of the wholesale power contracts for hearing on the limited issue of the transaction’s effect on rates. More specifically, the order described the issue as whether the recent Old Dominion credit downgrade could raise rates, and, if so, whether the downgrade is due to the proposed transaction.

On March 8, 2005, FERC issued a second separate order, in which FERC accepted for filing New Dominion’s application for market-based rates and authorized the financing applications. FERC also consolidated the applications for an amended cost-of-service formula for New Dominion’s sales to the member distribution cooperatives and for the cost allocation formula for our sales to New Dominion, then accepted them for filing, suspended them (subject to refund) and set them for hearing and settlement procedures.

On March 14, 2005, FERC appointed an administrative law judge and on March 15, 2005, issued an order establishing a prehearing conference date of March 22, 2005, regarding the proposed assignment of the wholesale power contracts to New Dominion.

On March 14, 2005, FERC issued an order appointing a settlement judge and establishing a settlement conference date of March 21, 2005, to review the applications for an amended cost-of-service formula for New Dominion’s sales to the member distribution cooperatives and for the cost allocation formula for our sales to New Dominion. The settlement judge is to report back to the Chief Administrative Law Judge within 60 days on the status of settlement discussions with involved parties.

On March 21, 2005, all of the parties and the settlement judge met for a settlement conference regarding the applications for an amended cost-of-service formula for New Dominion’s sales to the member distribution cooperatives and for the cost allocation formula for our sales to New Dominion. Issues relative to the possibility of settlement were discussed and an additional settlement conference date was tentatively set for April 14, 2005.

On March 22, 2005, a prehearing conference was held before the appointed FERC administrative law judge regarding the proposed assignment of the wholesale power contracts to New Dominion. A hearing date of October 18, 2005, was set and an initial decision due date of February 6, 2006, was established.

On February 25, 2005, two of our member distribution cooperatives, Choptank Electric Cooperative (“Choptank”) and Delaware Electric Cooperative (“DEC”) filed a suit in U.S. Federal District Court, Eastern District of Virginia, Richmond Division, against NOVEC, requesting the court to order NOVEC to specifically follow the terms of the reorganization agreement that was signed by us and all of our member distribution cooperatives, including Choptank, DEC, and NOVEC, and withdraw its intervention filings at FERC. We are not a direct party to this action.

Other

Other than the issues discussed above and certain other legal proceedings arising out of the ordinary course of business that management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

Environmental

We are subject to federal, state, and local laws and regulations and permits designed to protect human health and the environment and regulating the emission, discharge, or release of pollutants into the environment. We believe we are in material compliance with all current requirements of such environmental laws and regulations and permits. As with all electric utilities, the operation of our generating units could, however, be affected by future environmental regulations. Capital expenditures and increased operating costs required to comply with any future regulations could be significant.

Our direct capital expenditures for environmental control facilities at Clover, excluding capitalized interest, were approximately $1.6 million in 2004. We did not have any direct capital expenditures for environmental control facilities at North Anna in 2004. Based on information provided by Virginia Power, our portion of direct capital expenditures for environmental control facilities planned for Clover over the next three years is estimated to be approximately $0.3 million and $0.4 million for North Anna. These expenditures are included in our estimated capital expenditures for the years 2005 through 2007. In 2004, we did not have any direct capital expenditures for environmental control facilities at our Louisa, Marsh Run and Rock Springs combustion turbine facilities. Projected direct capital expenditures for our combustion turbine facilities for 2005 are approximately $3.0 million. There are currently no projected direct capital expenditures for our combustion turbine facilities in 2006 or 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7.

The most important environmental law affecting our operations is the Clean Air Act. The Clean Air Act requires, among other things, that owners and operators of fossil fuel-fired power stations limit emissions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”). Under the Clean Air Act’s Acid Rain Program, each of our fossil fuel-fired plants must obtain SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually. As an existing facility, Clover receives an annual allocation of SO2 allowances at no cost based upon its baseline operations. Newer facilities, including Louisa, Marsh Run and Rock Springs, need to obtain allowances, but because they are primarily gas-fired, the number of SO2 allowances they must obtain are expected to be minimal and we anticipate will be supplied from excess SO2 allowances allocated to Clover. Future changes in the Acid Rain Program, including increases in the cost of SO2 allowances or the ratio of allowances to emissions, could increase our costs of operation.

Pursuant to the Clean Air Act, both Virginia and Maryland have enacted regulations to reduce the emissions of NOx by establishing NOx allowance programs similar to federal SO2 allowance programs. Clover is meeting its NOx emissions limitations through the use of conventional and advanced pollution control equipment. NOx emissions allowances will be purchased to meet the NOx reduction requirement that is not met by the NOx emission control equipment. We have an agreement with Virginia Power to provide us with the option each year to purchase from it the NOx emissions allowances necessary to compensate for any shortfall between our NOx emissions allowance requirement for Clover and our portion of the regulatory NOx emissions allocation for Clover.

Louisa, Marsh Run and Rock Springs will each emit significant amounts of NOx. As new sources, they were designed with advanced technologies that reduce the formation of NOx emissions, and will be required to meet stringent NOx emission limits. Each facility is required to obtain allowances for every ton of NOx they emit during the ozone season (May through September). When designing their respective programs, Virginia and Maryland both set aside a number of NOx allowances to be allocated to new fossil fuel electric power generating sources based on their emissions rates. In 2004, the Virginia General Assembly designated that the 2004 and 2005 NOx set aside allowances for new fossil fuel electric power generating sources were to be sold at auction. Therefore, both our Louisa and Marsh Run facilities will have to purchase their NOx allowances from the market for 2005. We do anticipate that from 2006 forward, NOx new set aside allowances will be available for Louisa and Marsh Run until these units become part of Virginia’s NOx budget. NOx emission allowances that are not received from the new source set aside pools will be purchased in the market for the operation of all three combustion turbine facilities. We project that we will be able to obtain sufficient quantities of NOx allowances in the future at commercially reasonable prices, but increased NOx emissions or increased restrictions could cause the price of allowances to be higher than we expect.

In January 2004, the Environmental Protection Agency (“EPA”) first issued a proposed rule intended to reduce interstate transport of fine particulate matter and ozone (originally known as the Interstate Air Quality Rule, now known as the Clean Air Interstate Rule (“CAIR”)). At the same time, the EPA carried out its obligation under the Clean Air Act to limit hazardous air pollutant by issuing proposed rules to limit mercury emissions from coal-fired power plants. The rule making process was recently concluded.

On March 10, 2005, the EPA issued the CAIR, which will a permanently cap emissions of SO2 and NOx in the eastern United States, which includes Virginia and Maryland. CAIR achieves large reductions of SO2 and/or NOx emissions across 28 eastern states and the District of Columbia. States must achieve the required emission reductions using one of two compliance options: 1) meet the state’s emission budget by requiring power plants to participate in an EPA administered interstate cap and trade system that caps emissions in two stages, or 2) meet an individual state emissions budget through measures of the state’s choosing. The Clean Air Act also requires that states meet the new national, health-based air quality standards for ozone and PM2.5 standards by requiring reductions from many types of sources. We currently believe Virginia will require power plants to participate in the interstate cap and trade program rather than through other measures.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule to permanently cap and reduce mercury emissions from coal-fired power plants for the first time. The Clean Air Mercury Rule establishes “standards of performance” limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. The first phase cap is 38 tons and emissions will be reduced by taking advantage of mercury reductions achieved by equipment installed to reduce SO2 and NOx emissions under CAIR. In the second phase, due in 2018, coal-fired power plants will be subject to a second cap, which will reduce emissions to 15 tons upon full implementation.

These two regulatory actions will require substantial new investments in pollution control equipment for coal-fired power plants and will likely effect Clover. The CAIR regulations and the Clean Air Mercury Rule regulations are extremely lengthy and complex. Owing to the length of these recently released regulations, we are in the process of assessing the regulations impact on Clover. However, additional pollution control equipment could be required at Clover. No additional pollution control equipment is expected to be required on any of our other generation assets. However, additional costs for the purchase of SO2 and NOx and allowances can be expected if a cap and trade program results in Virginia and Maryland.

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

On March 5, 2004, the EPA promulgated new national emission standards for HAPs for stationary combustion turbines. The new rule requires the installation of MACT to reduce the emissions of HAPs from gas-fired combustion turbines only if such combustion turbines are major sources of HAPs as defined by the Clean Air Act, and if construction of the turbines started on or after January 15, 2003. Construction of Rock Springs and Louisa started before January 2003. Although construction of our Marsh Run combustion turbine facility began in March 2003, it is not a major source of HAPs and is not located at a facility that is a major source of HAPs; therefore, the new MACT standard does not apply to Marsh Run.

The Clean Water Act and applicable state laws regulate water intake structures, discharges of cooling water, storm water run-off and other wastewater discharges at our generating facilities. We are in material compliance with these requirements and with permits that must be obtained with respect to such discharges. Our permits are subject to periodic review and renewal proceedings, and can be made more restrictive over time. Limitations on the thermal discharges in cooling water, or withdrawal of cooling water during low flow conditions, can restrict our operations. During 2004, we experienced no such restrictions; however, such restrictions can arise during drought conditions. Clover has two consent orders with the DEQ. One consent order is to study the impact of withdrawing water to support Clover during low river flow conditions and the other is to relocate one of the landfill discharges from Black Walnut Creek to the Roanoke River. The low flow study will be conducted once river flows are low enough to produce the desired study levels. The discharge pipe is in the final stages of being relocated to the Roanoke River.

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

We incurred approximately $11.0 million, $9.9 million, and $8.8 million of expenses, including depreciation, during 2004, 2003, and 2002, respectively, in connection with environmental protection and monitoring activities, such as costs related to the disposal of solid waste, operation of landfills, operation of air emissions reduction equipment, and disposal of hazardous waste material. These expenses were included in fuel expense, operations and maintenance expense, and depreciation, amortization and decommissioning expense. We anticipate expenses to be approximately $10.1 million in 2005 in connection with environmental protection and monitoring activities, including depreciation.

Insurance

Under several of the nuclear insurance policies procured by Virginia Power to which we are a party, we are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies. See Note 12—Insurance— to the Consolidated Financial Statements.

Projected Capital Expenditures

Our projected capital expenditures for 2005, 2006 and 2007 are $17.6 million, $14.4 million, and $14.9 million, respectively. Our future projected capital expenditures include a portion of the cost of the nuclear fuel purchased for North Anna and other capital expenditures including generating facility improvements.

NOTE 16—Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years 2004 and 2003 follow. Amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of management for a fair statement of the results for the interim periods. Results for the interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands except ratios)
Statement of Operations Data:
2004:
Operating Revenue	$134,961	$132,646	$145,169	$175,675	$588,451
Operating Margin	14,473	13,666	14,051	19,425	61,615
Net Margin	2,952	3,000	2,811	3,371	12,134

2003:
Operating Revenue	$143,917	$132,120	$136,115	$123,424	$535,576
Operating Margin	14,233	10,736	17,053	15,919	57,941
Net Margin	2,716	2,768	3,268	3,304	12,056

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

We are governed by a board of 25 directors, consisting of two representatives from each of our member distribution cooperatives and one representative from TEC. Each of our twelve member distribution cooperatives nominates two directors at least one of whom must be a director of that member in good standing. One director currently serves as a director on behalf of a member distribution cooperative and TEC. The candidates for director are elected to our board of directors by voting delegates from each of our member distribution cooperatives elected by each member distribution cooperatives’ board of directors. Each elected candidate is authorized to represent such member for a renewable term of one year at our annual meeting. This election process is occurs annually. Our board of directors sets policy and provides direction to our President and Chief Executive Officer. The board of directors generally meets monthly. The members do not vote on any matters other than the election of directors.

Information concerning our directors, including principal occupation and employment during the past five years and directorships in public corporations, if any, is listed below.

John William Andrew, Jr. (51). President and Chief Executive Officer of Delaware Electric Cooperative since January 2005. Mr. Andrew also served as Vice President, Engineering and Operations from 1998 to 2004. Mr. Andrew has been a Director of Old Dominion since 2005.

Dick D. Bowman (76). President of Bowman Brothers, Inc., a farm equipment retailer since 1976. Mr. Bowman has been a Director of Old Dominion since 1993 and a Director of Shenandoah Valley Electric Cooperative since 1970.

M. Johnson Bowman (59). President and Chief Executive Officer of Mecklenburg Electric Cooperative and Mecklenburg Communications Services, Inc. since 2001. Mr. Bowman also served as Executive Vice President and General Manager of Mecklenburg Electric Cooperative from 1981 to 2001. Mr. Bowman has been a Director of Old Dominion since 1974.

M Dale Bradshaw (51). Chief Executive Officer of Prince George Electric Cooperative since 1995. Mr. Bradshaw has been a Director of Old Dominion since 1995.

Vernon N. Brinkley (58). President and Chief Executive Officer of A&N Electric Cooperative since 2003. Mr. Brinkley also served as President of A&N Electric Cooperative from 1995 to 2003 and served as Executive Vice President and General Manager from 1982 to 1995. Mr. Brinkley has been a Director of Old Dominion since 1982.

Calvin P. Carter (80). Owner of Carter’s Store since 1960 and Carter Stone Co., a stone quarry since 1965. Mr. Carter has served as a member of the Campbell County Board of Supervisors since 1979. Mr. Carter has been a Director of Old Dominion since 1991 and a Director of Southside Electric Cooperative since 1972.

Glenn F. Chappell (61). Self-employed farmer since 1961. Mr. Chappell has been a Director of Old Dominion since 1995 and a Director of Prince George Electric Cooperative since 1985.

Carl R. Eason (68). Retired, formerly an electrical supervisor with International Paper from 1957 to 1997. Mr. Eason has been a director of Old Dominion since 2000 and a director of Community Electric Cooperative since 1994.

Kent D. Farmer (47). Chief Executive Officer of Rappahannock Electric Cooperative since 2004. Mr. Farmer also served as Chief Operating Officer of Rappahannock Electric Cooperative from 1999 to 2004. Mr. Farmer has been a Director of Old Dominion since 2004.

Stanley C. Feuerberg (53). President and Chief Executive Officer of Northern Virginia Electric Cooperative since 1992. Mr. Feuerberg has been a Director of Old Dominion since 1992.

William C. Frazier (74). Insurance broker of Associates Insurance Agency, a general insurance company, since 1999. Mr. Frazier has been a Director of Old Dominion since 2003 and a Director of Rappahannock Electric Cooperative since 1981.

Hunter R. Greenlaw, Jr. (59). President of Greenlaw, Edwards & Leake, Inc., a real estate development and general contracting company since 1974. Mr. Greenlaw has been a Director of Old Dominion since 1991 and a Director of Northern Neck Electric Cooperative since 1979.

Bruce A. Henry (59). Owner and Secretary/Treasurer of Delmarva Builders, Inc., a building contracting company since 1981. Mr. Henry has been a Director of Old Dominion since 1993 and a Director of Delaware Electric Cooperative since 1978.

Wade C. House (52). Vice President/Branch Manager of APAC-Atlantic, Inc., a highway construction company since 1972. Mr. House has been a Director of Old Dominion since 2004 and a Director of Northern Virginia Electric Cooperative since 1993.

Frederick L. Hubbard (64). President and Chief Executive Officer of Choptank Electric Cooperative since 2001. Mr. Hubbard also served as Senior Vice President and Chief Executive Officer from 1991 to 2001. Mr. Hubbard has been a Director of Old Dominion since 1991.

David J. Jones (56). Vice President of Exchange Warehouse, Inc. since 1996 and owner/operator of Big Fork Farms since 1970. Mr. Jones has been a Director of Old Dominion since 1986 and a Director of Mecklenburg Electric Cooperative since 1982.

Bruce M. King (58). General Manager of BARC Electric Cooperative since 2003. Prior to that Mr. King was General Manager of Cherryland Electric Cooperative from 1993 to 2002. Mr. King has been a Director of Old Dominion since 2003.

William M. Leech, Jr. (77). Retired, former self-employed farmer from 1955 to 1988. Mr. Leech has been a Director of Old Dominion since 1977 and a Director of BARC Electric Cooperative since 1970.

M. Larry Longshore (63). President and Chief Executive Officer of Southside Electric Cooperative since 1998. Prior to that Mr. Longshore was President and Chief Executive Officer of Newberry Electric Cooperative from 1973 to 1998. Mr. Longshore has been a Director of Old Dominion since 1998.

James M. Reynolds (57). President of Community Electric Cooperative since 2001. Mr. Reynolds also served as General Manager from 1977 to 2001. Mr. Reynolds has been a Director of Old Dominion since 1977.

Charles R. Rice, Jr. (63). President and Chief Executive Officer of Northern Neck Electric Cooperative since 1998. Mr. Rice also served as General Manager from 1986 to 1998. Mr. Rice served as interim President and Chief Executive Officer of Old Dominion in 1998. Mr. Rice has been a Director of Old Dominion since 1986.

Philip B. Tankard (76). Office manager for Tankard Nurseries since 1985. Mr. Tankard has been a Director of Old Dominion since 2002 and a Director of A&N Electric Cooperative since 1960.

Carl R. Widdowson (66). Self-employed farmer since 1956. Mr. Widdowson has been a Director of Old Dominion since 1987 and a Director of Choptank Electric Cooperative since 1980.

C. Douglas Wine (62). President and Chief Executive Officer of Shenandoah Valley Electric Cooperative since 1995 and General Manager of North River Telephone Cooperative since 1994. Mr. Wine also served as Executive Vice President of Shenandoah Valley Electric Cooperative from 1991 to 1995. Mr. Wine has been a Director of Old Dominion since 1991.

Audit Committee Financial Expert

We presently do not have an audit committee financial expert because of our cooperative governance structure and the resulting experience all of our directors have with matters affecting electric cooperatives in their roles as a chief executive officer or director of one of our member distribution cooperatives. In addition, the audit committee employs the services of accounting and financial consultants as it deems necessary. We are evaluating, however, the appropriateness of amending our bylaws to permit the addition of another member to our board of directors. This additional director would be an audit committee financial expert as defined by the Sarbanes-Oxley Act of 2002 and a member of one of our member distribution cooperatives.

Executive Officers

Our President and Chief Executive Officer administers our day to day business and affairs. Our executive officers, their respective ages, positions and business experience are listed below. Each executive officer serves at the discretion of our board of directors.

Jackson E. Reasor (52). President and Chief Executive Officer of Old Dominion and the Virginia, Maryland and Delaware Association of Electric Cooperatives (the “VMDA”) (an electric cooperative association which provides services to its members and certain other electric cooperatives) since 1998. Mr. Reasor served as Vice President of First Virginia Bank from 1997 until 1998; President and Chief Executive Officer of Premier Trust Company from 1995 until 1997; a Virginia State Senator from 1992 until 1998; and an attorney with Galumbeck, Simmons & Reasor from 1992 until 1995.

Daniel M. Walker (59). Senior Vice President and Chief Financial Officer since March 2004. Mr. Walker also served as our Senior Vice President Accounting and Finance from 2000 to February 2004 and as Vice President Accounting and Finance from 1994 until 2000.

Konstantinos N. Kappatos (62). Power Supply Advisor since March 2004. Mr. Kappatos also served as our Senior Vice President Power Supply Planning from 2000 to February 2004 and as Vice President Engineering and Operations from 1994 until 2000.

Gregory W. White (52). Senior Vice President of Power Supply since March 2004. Mr. White served as Senior Vice President Engineering and Operations from April 2002 to February 2004 and as Senior Vice President Retail and Alliance Management from 2000 to March 2002. Mr. White also served as Vice President Alliance Management in 1999, Vice President of the VMDA from 1996 until 1999, and interim Vice President of the VMDA from 1995 until 1996.

John C. Lee (44). Vice President of Member and External Relations since April 2004. Mr. Lee served as Vice President Cooperative Affairs/Assistant to the President from March 2000 to March 2004; and as Manager of Administration from February 1995 to February 2000.

Code of Ethics

We have a Code of Ethics, which applies to our President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Vice President and Controller. A copy of this Code of Ethics is available without charge by sending a written request for the Code of Ethics to Old Dominion Electric Cooperative, Attention Mr. Robert L. Kees, Vice President and Controller, 4201 Dominion Boulevard, Glen Allen, VA 23060.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as our President and Chief Executive Officer during the last completed fiscal year and our four executive officers (collectively the “Named Executives”) for services rendered to us in all capacities during each of the last three fiscal years. The table also identifies the principal capacity in which each of the Named Executives served as of December 31, 2004.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary (2)	Bonus		Other Annual Compensation (3)		All Other Compensation (4)
Jackson E. Reasor(1) President and Chief Executive Officer	2004 2003 2002	$311,667 300,833 279,880	$	— — —		$2,448 3,095 2,369	$49,220 43,221 39,691

Daniel M. Walker Sr. Vice President and Chief Financial Officer	2004 2003 2002	$196,544 190,450 175,410	$	— 10,000 —	$	— — —	$100,846 96,743 93,838

Konstantinos N. Kappatos(5) Power Supply Advisor	2004 2003 2002	$196,544 190,450 175,410	$	— — —	$	— — —	$134,846 130,746 127,838

Gregory W. White Sr. Vice President of Power Supply	2004 2003 2002	$162,459 151,883 141,014	$	— — —	$	— — —	$26,458 23,106 20,237

John C. Lee, Jr. Vice President of Member and External Relations	2004 2003 2002	$128,447 110,839 106,679	$	— — —	$	— — —	$19,396 17,381 15,416

(1)	In 1991, Old Dominion and the VMDA entered into an agreement pursuant to which the VMDA agreed to contribute to the President and Chief Executive Officer’s annual compensation. In 2004, 2003, and 2002, the VMDA contributed $36,000, toward the President and Chief Executive Officer’s annual compensation.

(2)	Includes amounts deferred by the Named Executives under the provisions of a 401(k) retirement plan administered by Diversified Investment Advisors. All employees of Old Dominion are eligible to become participants on the first day of the month following completion of one year of eligible service.

(3)	Perquisites and other personal benefits paid to Mr. Reasor in 2004, 2003, and 2002, included expenses for a company automobile. Mr. Walker, Mr. Kappatos, Mr. White, and Mr. Lee did not receive any perquisites or other personal benefits in any of the fiscal years covered by the table.

(4)	The amount reflected in this column for 2004 is composed of contributions made by Old Dominion under the National Rural Electric Cooperative Association (“NRECA”) Retirement and Security Plan and the 401(k) Plan, and payments made by Old Dominion for life insurance coverage. Specifically these amounts for 2004 were $43,020, $4,100, and $2,100 for Mr. Reasor; $27,311, $3,931, and $1,604 for Mr. Walker; $27,311, $3,931, and $1,604 for Mr. Kappatos; $21,924, $3,249, and $1,285 for Mr. White; and $15,895, $2,569 and $932 for Mr. Lee, respectively. In addition, the amounts represented in this column reflect $68,000 and $102,000 for Mr. Walker and Mr. Kappatos, respectively, representing amounts accrued in 2004, 2003 and 2002 pursuant to their respective option agreements. See “Option Agreements.”

(5)	Mr. Kappatos became a Power Supply Advisor effective March 1, 2004.

On November 12, 2002, the VMDA and Old Dominion entered into an employment agreement with Jackson E. Reasor, our president and chief executive officer. The agreement is effective November 23, 2002, and has an initial four-year term with a single one-year renewal unless either party gives notice of termination within 30 days prior to the fourth anniversary of the agreement. The agreement provides for an initial annual base salary of $300,000, subject to annual adjustments, eligibility to receive an annual bonus as approved by the board of directors and certain other benefits. The VMDA currently contributes $36,000 annually to us to pay a portion of Mr. Reasor’s base salary. Pursuant to the agreement, if Mr. Reasor voluntarily terminates his employment without specified “good reason” or is terminated for specified causes prior to the expiration of the employment agreement, we will pay him his base compensation and benefits through the effective date of his termination and we will have no obligation to pay Mr. Reasor his base salary, any bonus or other compensation for the remainder of the term of the employment agreement. If Mr. Reasor is terminated without cause or resigns for specified reasons prior to the expiration of the employment agreement, we must pay him his full base salary for a twelve-month period from the effective date of termination, at the rate effective on the date of termination, and medical benefits, subject to some exceptions.

Board Compensation

Effective January 1, 2003, we pay our directors who are not employees of a member a monthly retainer of $1,500 plus $400 per day for any specially called meetings, and $200 per day for participating telephonically for any specially called meeting. All directors are reimbursed for out-of-pocket expenses incurred in attending meetings.

Defined Benefit Plan

We have elected to participate in the NRECA Retirement and Security Program (the “Plan”), a noncontributory, defined benefit, multiple-employer, master pension plan maintained and administered by the NRECA for the benefit of its member systems and their employees. The Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986. The following table lists the estimated current annual pension benefit payable at “normal retirement age,” age 62, for participants in the specified final average salary and years of benefit service categories for the given current multiplier of 1.7%. Benefits, which accrue under the Plan, are based upon the base annual salary as of November of the previous year. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $210,000 effective January 1, 2005.

	Straight Life Years of Benefit Service
Final Average Salary	15	20	25	30	35
$75,000	$22,759	$30,345	$37,931	$45,518	$53,104
100,000	30,345	40,460	50,575	60,690	70,805
125,000	37,931	50,575	63,219	75,863	88,506
150,000	45,518	60,690	75,863	91,035	106,208
160,000	48,552	64,736	80,920	97,104	113,288
170,000	51,587	68,782	85,978	103,173	120,369
180,000	54,621	72,828	91,035	109,242	127,449
190,000	57,656	76,874	96,093	115,311	134,530
200,000	60,690	80,920	101,150	121,380	141,610
205,000	62,207	82,943	103,679	124,415	145,150
210,000	63,725	84,966	106,208	127,449	148,691

	50% Joint & Spouse Years of Benefit Service
Final Average Salary	15	20	25	30	35
$75,000	$19,125	$25,500	$31,875	$38,250	$44,625
100,000	25,500	34,000	42,500	51,000	59,500
125,000	31,875	42,500	53,125	63,750	74,375
150,000	38,250	51,000	63,750	76,500	89,250
160,000	40,800	54,400	68,000	81,600	95,200
170,000	43,350	57,800	72,250	86,700	101,150
180,000	45,900	61,200	76,500	91,800	107,100
190,000	48,450	64,600	80,750	96,900	113,050
200,000	51,000	68,000	85,000	102,000	119,000
205,000	52,275	69,700	87,125	104,500	121,975
210,000	53,550	71,400	89,250	107,100	124,950

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

As of December 31, 2004, years of credited service under the Plan at “normal retirement age” for each of the Named Executives was: Mr. Reasor, 5.08 years; Mr. Walker, 19.92 years; Mr. Kappatos, 19.92 years, Mr. White 26.17 years and Mr. Lee, 11.58 years.

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

Option Agreements

On February 12, 2002, we adopted a plan permitting us to grant selected employees the option to purchase shares in specified mutual funds. On March 1, 2002, we entered into an option agreement under the plan with Mr. Walker and with Mr. Kappatos. Under the agreements, we granted each of these officers the option to purchase from us shares of mutual funds. The price to be paid for exercise of the option shares is 25% of the stated total option value amount, which has vested as of the date of the purchase. The stated total option value amount for each agreements is $408,000 and vests in equal amounts on March 1, 2002, and each January 1st thereafter until 2007 (in the case of Mr. Walker) and 2005 (in the case of Mr. Kappatos). Option value amounts vest under the agreement only if the officer is still an employee on the applicable vesting date. Vesting accelerates if a change of control occurs or if the officer dies or becomes disabled. At December 31, 2004, the total vested option value for the plan was $510,000.

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

Not Applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP for fiscal 2004 and 2003. All Audit, Audit-Related, and Tax Fees shown below were pre-approved by the Audit Committee in accordance with its established procedures.

	2004	2003
Audit Fees (a)	$207,175	$207,100
Audit-Related Fees (b)	29,867	43,100
Tax Fees(c)	6,500	27,500

Total	$243,542	$277,700

a)	Fees for professional services provided for the audit of the Company’s annual financial statements as well as reviews of the Company’s quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters, consents, and comment letters.

b)	Fees for professional services which principally include services in connection with internal control matters.

c)	Fees for professional services for tax-related advice and compliance

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)	The following documents are filed as part of this Form 10-K.

1.	Financial Statements

See Index on page 48.

2.	Financial Statement Schedules

All financial statement schedules have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarterly period covered by this Annual Report on Form 10-K.

c)	Exhibits:

Exhibits

*3.1	Amended and Restated Articles of Incorporation of Old Dominion Electric Cooperative (filed as exhibit 3.1 to the Registrant’s Form 10-Q, File No. 33-46795, filed on August 11, 2000).

*3.2	Bylaws of Old Dominion Electric Cooperative, Amended and Restated as of September 10, 2002, as amended on September 14, 2004 (filed as exhibit 3.1 to the Registrant’s Form 10-Q, File No. 000-50039, filed on November 15, 2004).

*4.1	Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992, File No. 33-46795, filed on March 30, 1993).

*4.2	Third Supplemental Indenture, dated as of May 1, 1993, to the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee, including the form of the First Mortgage Bonds, 1993 Series A (filed as exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1993, File No. 33-46795, filed on August 10, 1993).

*4.3	Fourth Supplemental Indenture, dated as of December 15, 1994, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.5 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*4.4	Fifth Supplemental Indenture, dated as of February 29, 1996, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee including the form of the First Mortgage Bonds, 1996 Series A and 1996 Series B (filed as exhibit 4.6 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*4.5	Eleventh Supplemental Indenture, dated as of September 1, 2001, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee, including the form of the 2001 Series A Bond (filed as exhibit 4.1 to the Registrant’s Form 10-Q/A for the quarter ended September 30, 2001, File No. 33-46795, filed on November 20, 2001).

*4.6	Thirteenth Supplemental Indenture, dated as of November 1, 2002, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (Formerly Crestar Bank), as Trustee, including the form of the 2002 Series A Bond (filed as exhibit 4.14 to Amendment No. 1 to the Registrant’s Form S 3, File No. 333-100577, on November 25, 2002).

*4.7	Fourteenth Supplemental Indenture, dated as of December 1, 2002, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (Formerly Crestar Bank), as Trustee, including the form of the 2002 Series B Bond (filed as exhibit 4.1 to the Registrant’s Form 8-K, File No. 000-50039, on December 27, 2002).

4.8	Fifteenth Supplemental Indenture, dated as of May 1, 2003, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (Formerly Crestar Bank), as Trustee.

*4.9	Sixteenth Supplemental Indenture, dated as of July 1, 2003, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (Formerly Crestar Bank), as Trustee, including the form of the 2003 Series A Bond (filed as Exhibit 4.1 to the Registrant’s Form 8-K, File No. 000-50039, on July 25, 2003).

4.10	Seventeenth Supplemental Indenture, dated as of January 1, 2004, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee.

*4.11	Amended and Restated Indenture, dated as of September 1, 2001, between Old Dominion Electric Cooperative and SunTrust Bank, as Trustee (filed as exhibit 4.2 to Registrant’s Form 10-Q/A for the quarter ended September 30, 2001, File No. 33-46795, filed on November 20, 2001).

*4.12	First Supplemental Indenture, dated as of December 1, 2002, to the Amended and Restated Indenture, dated as of September 1, 2001, between Old Dominion Electric Cooperative and SunTrust Bank, as Trustee (filed as Exhibit 4.2 to the Registrant’s Form 8-K, File No. 000-50039, on December 27, 2002).

*10.1	Nuclear Fuel Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December 28, 1982, amended and restated October 17, 1983 (filed as exhibit 10.1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.2	Purchase, Construction and Ownership Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December 28, 1982, amended and restated October 17, 1983 (filed as exhibit 10.2 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.3	Operating and Power Sales Agreement, dated as of October 12, 2004, among Virginia Electric and Power Company, Old Dominion Electric Cooperative, and New Dominion Energy Cooperative (filed as exhibit 10.1 to the Registrant’s Form 10-Q, File No. 000-50039, on November 15, 2004). Amended and Restated Interconnection and Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997 (filed as exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

***10.4	Service Agreement for Network Integration Transmission Service to Old Dominion Electric Cooperative between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997 (filed as exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

***10.5	Network Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of July 29, 1997 (filed as exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1998, File No. 33-46795, on March 25, 1999).

*10.6	Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, dated as of May 31, 1990 (filed as exhibit 10.4 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.7	Amendment No. 1 to the Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, effective March 12, 1993 (filed as exhibit 10.34 to the Registrant’s Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

*10.8	Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of May 31, 1990 (filed as exhibit 10.6 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.9	Amendment to the Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, effective January 17, 1995 (filed as exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

*10.10	Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit 10.27 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.11	Nuclear Decommissioning Trust Agreement between Old Dominion Electric Cooperative and Bankers Trust Company, dated March 1, 1991 (filed as exhibit 10.29 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.12	Form of Salary Continuation Plan (filed as exhibit 10.31 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.13	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and A&N Electric Cooperative, dated April 24, 1992 (filed as exhibit 10.34 to Amendment No. 2 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 27, 1992).

*10.14	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and BARC Electric Cooperative, dated April 22, 1992 (filed as exhibit 10.35 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.15	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Choptank Electric Cooperative, dated April 20, 1992 (filed as exhibit 10.36 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.16	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Community Electric Cooperative, dated April 28, 1992 (filed as exhibit 10.37 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.17	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Delaware Electric Cooperative, dated April 22, 1992 (filed as exhibit 10.38 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.18	Amended and Restated wholesale Power Contract between Old Dominion Electric Cooperative and Mecklenburg Electric Cooperative, dated April 15, 1992 (filed as exhibit 10.39 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.19	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Northern Neck Electric Cooperative, dated April 21, 1992 (filed as exhibit 10.40 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.20	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Northern Virginia Electric Cooperative, dated April 17, 1992 (filed as exhibit 10.41 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.21	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Community Electric Cooperative, dated April 28, 1992 (filed as exhibit 10.37 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.22	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Delaware Electric Cooperative, dated April 22, 1992 (filed as exhibit 10.38 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.23	Amended and Restated wholesale Power Contract between Old Dominion Electric Cooperative and Mecklenburg Electric Cooperative, dated April 15, 1992 (filed as exhibit 10.39 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.24	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Northern Neck Electric Cooperative, dated April 21, 1992 (filed as exhibit 10.40 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.25	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Northern Virginia Electric Cooperative, dated April 17, 1992 (filed as exhibit 10.41 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.26	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Prince George Electric Cooperative, dated May 6, 1992 (filed as exhibit 10.42 to Amendment No. 2 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 27, 1992).

*10.27	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Rappahannock Electric Cooperative, dated April 17, 1992 (filed as exhibit 10.43 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.28	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Shenandoah Valley Electric Cooperative, dated April 23, 1992 (filed as exhibit 10.44 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.29	Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and Southside Electric Cooperative, dated April 22, 1992 (filed as exhibit 10.45 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

*10.30	Interconnection Agreement between Delmarva Power & Light Company and Old Dominion Electric Cooperative, dated November 30, 1999 (filed as exhibit 10.33 to the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 33-46795, on March 19, 2001).

*10.31	Participation Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht America Finance Co (filed as exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.32	Clover Unit 1 Equipment Interest Lease Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Equipment Head Lessor, and State Street Bank and Trust Company, as Equipment Head Lessee (filed as exhibit 10.36 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

**10.33	Equipment Operating Lease Agreement, dated as of February 29, 1996, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee (filed as exhibit 10.37 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

**10.34	Corrected Option Agreement to Lease, dated as of February 29, 1996, among Old Dominion Electric Cooperative and State Street Bank and Trust Company (filed as exhibit 10.38 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.35	Clover Agreements Assignment and Assumption Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Assignor, and State Street Bank and Trust Company, as Assignee (filed as exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.36	Payment Undertaking Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch (filed as exhibit 10.42 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.37	Payment Undertaking Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and State Street Bank and Trust Company, as Payment Undertaking Pledgee (filed as exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.38	Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee (filed as exhibit 10.44 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.39	Tax Indemnity Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht America Finance Co. (filed as exhibit 10.45 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.40	Participation Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Clover Unit 2 Generating Trust, Wilmington Trust Company, the Owner Participant named therein and Utrecht America Finance Co. (filed as exhibit 10.46 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

**10.41	Clover Unit 2 Equipment Interest Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Clover Unit 2 Generating Trust (filed as exhibit 10.47 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

**10.42	Operating Equipment Agreement, dated as of July 1, 1996, between Clover Unit 2 Generating Trust and Old Dominion Electric Cooperative (filed as exhibit 10.48 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.43	Clover Agreements Assignment and Assumption Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Assignor, and Clover Unit 2 Generating Trust, as Assignee (filed as exhibit 10.49 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.44	Deed of Ground Lease and Sublease Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Ground Lessor, and Clover Unit 2 Generating Trust, as Ground Lessee (filed as exhibit 10.50 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.45	Guaranty Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and AMBAC Indemnity Corporation (filed as exhibit 10.51 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.46	Investment Agreement, dated as of July 31, 1996, among AMBAC Capital Funding, Inc., Old Dominion Electric Cooperative and AMBAC Indemnity Corporation (filed as exhibit 10.52 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.47	Investment Agreement Pledge Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, as Investment Agreement Pledgor, AMBAC Indemnity Corporation, the Owner Participant named therein and Clover Unit 2 Generating Trust (filed as exhibit 10.53 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.48	Equity Security Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Pledgor, and Wilmington Trust Company, as Collateral Agent (filed as exhibit 10.54 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.49	Payment Undertaking Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch (filed as exhibit 10.55 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.50	Payment Undertaking Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and Clover Unit 2 Generating Trust, as Payment Undertaking Pledgee (filed as exhibit 10.56 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.51	Subordinated Deed of Trust and Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Richard W. Gregory, Trustee, and Michael P. Drzal, Trustee (filed as exhibit 10.57 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.52	Subordinated Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, the Owner Participant named therein, AMBAC Indemnity Corporation and Clover Unit 2 Generating Trust (filed as exhibit 10.58 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.53	Tax Indemnity Agreement, dated as of July 1 1996, between Old Dominion Electric Cooperative and the Owner Participant named therein (filed as exhibit 10.59 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.54	Employment Agreement, dated November 12, 2002, between Old Dominion Electric Cooperative and Jackson E. Reasor (filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 000-50039, on November 25, 2002).

*10.55	Executive Severance Agreement, dated January 1, 2000, between Old Dominion Electric Cooperative and Daniel M. Walker (filed as exhibit 10.64 to the Registrant’s Form S-1 Registration Statement, File No. 333-68014, on August 21, 2001).

*10.56	Executive Severance Agreement, dated January 1, 2000, between Old Dominion Electric Cooperative and Konstantinos N. Kappatos (filed as exhibit 10.65 to the Registrant’s Form S-1 Registration Statement, File No. 333-68014, on August 21, 2001).

*10.57	Old Dominion Electric Cooperative 2002 Option Plan, dated as of February 12, 2002 (filed as Exhibit 10.63 to Amendment No. 2 to the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 000-50039, on November 25, 2002).

*10.58	Option Agreement between Old Dominion Electric Cooperative and Daniel M. Walker, dated as of March 1, 2002 (filed as Exhibit 10.64 to Amendment No. 2 to the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 000-50039, on November 25, 2002).

*10.59	Option Agreement between Old Dominion Electric Cooperative and Konstantinos N. Kappatos, dated as of March 1, 2002 (filed as Exhibit 10.65 to Amendment No. 2 to the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 000-50039, on November 25, 2002).

*10.60	Amendment No. 1 to Participation Agreement, dated as of December 19, 2002, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein, Utrecht America Finance Co and Cedar Hill International Corp.

*10.61	Amendment No. 1 to Equipment Operating Lease Agreement, dated as of December 19, 2002, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee.

*10.62	Amendment No. 1. to Corrected Foundation Operating Lease Agreement, dated as of December 19, 2002, between State Street Bank and Trust Company, as Foundation Lessor and Old Dominion Electric Cooperative, as Foundation Lessee.

*10.63	Deposit Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative, as Depositor and JP Morgan Chase Bank, as Depositary.

*10.64	Deposit Pledge Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative, as Pledgor and State Street Bank and Trust Company, as Pledgee.

*10.65	First Blocked Account Control Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative, as Pledgor and State Street Bank and Trust Company, as Pledgee.

*10.66	Second Blocked Account Control Agreement, dated as of December 19, 2002, among Old Dominion Electric Cooperative, as Pledgor and State Street Bank and Trust Company, Utrecht America Finance Co., as Agent and JP Morgan Chase Bank.

*10.67	Amendment No. 2 to Payment Undertaking Agreement, dated as of December 19, 2002 between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch.

*10.68	Amendment No. 1 to Tax Indemnity Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative and the Owner Participant named therein.

*10.69	Amendment No. 2 to Participation Agreement, dated as of December 31, 2004, between and among Old Dominion Electric Cooperative, U.S. Bank National Association, Wachovia Bank, National Association, Utrecht-America Finance Co., and Cedar Hill International Corp. (filed as exhibit 10.1 to the Registrant’s Form 8-K, File No. 000-50039, on January 13, 2005).

21	Subsidiaries of Old Dominion Electric Cooperative (not included because Old Dominion Electric Cooperative’s subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a “significant subsidiary” under Rule 102(w) of Regulation S-X).

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. § 1350

*	Incorporated herein by reference.

**	These leases relate to our interest in all of Clover Unit 1 and Clover Unit 2, as applicable, other than the foundations. At the time these leases were executed, we had entered into identical leases with respect to the foundations as part of the same transactions. We agree to furnish to the Commission, upon request, a copy of the leases of our interest in the foundations for Clover Unit 1 and Clover Unit 2, as applicable.

***	This agreement consists of two separate signed documents, which have been combined.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE Registrant

By:	/s/ JACKSON E. REASOR
Jackson E. Reasor President and Chief Executive Officer

Date: March 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities on March 18, 2005.

Signature	Title

/s/ JACKSON E. REASOR Jackson E. Reasor	President and Chief Executive Officer (Principal executive officer)

/s/ DANIEL M. WALKER Daniel M. Walker	Sr. Vice President and Chief Financial Officer (Principal financial officer)

/s/ ROBERT L. KEES Robert L. Kees	Vice President and Controller (Principal accounting officer)

/s/ J. WILLIAM ANDREW, JR. J. William Andrew, Jr.	Director

/s/ DICK D. BOWMAN Dick D. Bowman	Director

/s/ M. JOHNSON BOWMAN M. Johnson Bowman	Director

/s/ M. DALE BRADSHAW M. Dale Bradshaw	Director

/s/ VERNON N. BRINKLEY Vernon N. Brinkley	Director

/s/ CALVIN P. CARTER Calvin P. Carter	Director

/s/ GLENN F. CHAPPELL Glenn F. Chappell	Director

/s/ CARL R. EASON Carl R. Eason	Director

/s/ KENT D. FARMER Kent D. Farmer	Director

/s/ STANLEY C. FEUERBERG Stanley C. Feuerberg	Director

/s/ WILLIAM C. FRAZIER William C. Frazier	Director

/s/ HUNTER R. GREENLAW, JR. Hunter R. Greenlaw, Jr.	Director

/s/ BRUCE A. HENRY Bruce A. Henry	Director

/s/ WADE C. HOUSE Wade C. House	Director

/s/ FREDERICK L. HUBBARD Frederick L. Hubbard	Director

/s/ DAVID J. JONES David J. Jones	Director

/s/ BRUCE M. KING Bruce M. King	Director

/s/ WILLIAM M. LEECH, JR. William M. Leech, Jr.	Director

/s/ M. LARRY LONGSHORE M. Larry Longshore	Director

/s/ JAMES M. REYNOLDS James M. Reynolds	Director

/s/ CHARLES R. RICE, JR. Charles R. Rice, Jr.	Director

/s/ PHILIP B. TANKARD Philip B. Tankard	Director

/s/ CARL R. WIDDOWSON Carl R. Widdowson	Director

/s/ C. DOUGLAS WINE C. Douglas Wine	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Old Dominion does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2004. Accordingly, Old Dominion will not file an annual report with the Securities and Exchange Commission.