Form 10-K
period 2005-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2006-03-21
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

6.25% 2001 Series A Bonds due 2011

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act?    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. NONE

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2005 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Old Dominion Electric Cooperative (“Old Dominion” or “we” or “our”) was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit power supply cooperative. We were organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. Through our member distribution cooperatives, we served more than 515,000 retail electric consumers (meters) representing a total population of approximately 1.2 million people in 2005. We provide this power pursuant to long-term, all-requirements wholesale power contracts. See “—Member Distribution Cooperatives” below.

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through a portfolio of resources including generating facilities, power purchase contracts, and forward, short-term and spot market energy purchases. Our generating facilities are fueled by a mix of coal, nuclear, natural gas, fuel oil, and diesel fuel. See “—Power Supply Resources” below and “Properties” in Item 2 for a description of these resources.

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

Our member distribution cooperatives primarily serve suburban, rural and recreational areas. These areas predominantly reflect stable growth in residential capacity and energy requirements both in terms of power sales and number of customers. See “Members’ Service Territories and Customers” below. Under state restructuring legislation, nearly all customers of our member distribution cooperatives are able to select their power suppliers. The member distribution cooperatives are the exclusive providers of distribution services and, at least initially, the default providers of power to their customers in their service territories. See “Regulation—Competition” below.

As a not-for-profit electric cooperative, we are currently exempt from federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Tax Status” in Item 7 for a further discussion of our tax status.

We are not a party to any collective bargaining agreement. We had 83 employees as of March 1, 2006.

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

The reorganization agreement includes several provisions intended to protect our credit profile. We would not transfer our ownership of any of our tangible assets, including our interest in any of our generation facilities, in connection with the reorganization. We would continue to be responsible for all of our existing indebtedness and the reorganization agreement would require New Dominion to guarantee all of our outstanding obligations under our Indenture at the time of the consummation of the reorganization.

The formation of New Dominion and the consummation of the reorganization will have almost no impact on our consolidated financial statements. We currently do not anticipate transferring ownership of any of our assets as part of the reorganization, with one exception. We will transfer to New Dominion, at the direction of our members, any prepayments for electric service held by us as of the reorganization date. These prepayments totaled approximately $49.8 million at December 31, 2005. As described above, we also will continue to be responsible for all our existing indebtedness following the reorganization. The amount of our members’ equity will remain unchanged although the number of members we have will be reduced from thirteen to one.

The only change in our liquidity immediately following the reorganization will be the entry into a mutual credit agreement with New Dominion. The mutual credit agreement will permit either Old Dominion or New Dominion to request from the other an extension of credit in the form of loans, guarantees, or other credit support. This mutual credit agreement will not be a committed credit facility and neither Old Dominion nor New Dominion will be required to extend credit to the other thereunder.

If consummated, we anticipate that following the reorganization New Dominion would conduct physical and financial power and gas procurement activities and purchase, in the markets, the power needed to supply the member distribution cooperatives over and above that obtained from us. New Dominion would not engage in speculative marketing or trading activities. We would expect to continue to perform all of our other current operations, including our obligations to operate and maintain our generating facilities. Future generating resources, including purchased power agreements, could be owned by either New Dominion or Old Dominion, depending upon our analysis of the advantages and disadvantages at the time the resources were acquired. New Dominion would be a taxable cooperative; however, no change would occur in our tax-exempt status as a result of the reorganization. We would continue to be regulated by federal or state governmental authorities in the same manner as we currently are, and we expect that New Dominion would be regulated in a similar manner.

Following the reorganization, both our and New Dominion’s board of directors would consist of two representatives of each of the member distribution cooperatives. No changes in our management personnel are contemplated as a result of the reorganization. We would supply all administrative and management services required by New Dominion.

Several conditions must be satisfied before the reorganization will occur, including conditions relating to obtaining all necessary regulatory approvals. In October 2004, a large industrial customer of one of our member distribution cooperatives intervened in our proceedings with the Federal Energy Regulatory Commission (“FERC”) relating to approvals we are seeking relating to the reorganization. Subsequently, Northern Virginia Electric Cooperative (“NOVEC”), our largest member distribution cooperative, also intervened in these proceedings. See “Legal Proceedings” in Item 3.

The reorganization agreement granted us the right to terminate the reorganization agreement if the conditions to closing were not satisfied prior to December 31, 2004. We currently anticipate that we and our member distribution cooperatives will continue to pursue satisfaction of the conditions precedent to the reorganization in the reorganization agreement. Several of these conditions, including the obtainment of all necessary regulatory approvals, are beyond our control. For this reason, we cannot determine when or if the reorganization will occur.

Member Distribution Cooperatives

General

Our member distribution cooperatives provide electric services, consisting of power supply, transmission services, and distribution services (including metering and billing) to residential, commercial, and industrial customers in 70 counties in Virginia, Delaware, Maryland, and West Virginia. The member distribution cooperatives’ distribution business involves the operation of substations, transformers, and electric lines that deliver power to customers. Three of our member distribution cooperatives provide electric services on the Delmarva Peninsula: A&N Electric Cooperative in Virginia, Choptank Electric Cooperative in Maryland, and Delaware Electric Cooperative in Delaware. Our remaining nine members, which serve the Virginia mainland, are: BARC Electric Cooperative, Community Electric Cooperative, Mecklenburg Electric Cooperative, Northern Neck Electric Cooperative, NOVEC, Prince George Electric Cooperative, Rappahannock Electric Cooperative, Shenandoah Valley Electric Cooperative, and Southside Electric Cooperative. Shenandoah Valley Electric Cooperative also serves a small portion of West Virginia. The member distribution cooperatives are not our subsidiaries, but rather our owners. We have no interest in their properties, liabilities, equity, revenues, or margins.

Wholesale Power Contracts

We sell power to our member distribution cooperatives under “all-requirements” wholesale power contracts. Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions, to the extent that we have the power and facilities available to do so. Each of these wholesale power contracts is effective through 2028 and continues in effect beyond 2028 until either party gives the other at least three years notice of termination. See “—Northern Virginia Electric Cooperative” below for a description of negotiations and proceedings related to the wholesale power contract of one member.

There are two principal exceptions to the all-requirements obligations of the parties. First, each Virginia mainland member distribution cooperative may purchase power allocated to it from the Southeastern Power Administration (“SEPA”), which operates hydroelectric facilities in Virginia. The total allocation of power from SEPA to the member distribution cooperatives was 84 megawatts (“MW”) plus associated energy for January 1, through June 30, 2005, and 76 MW plus associated energy for July 1, through December 31, 2005. This power represented approximately 3.1% of our total member distribution cooperatives’ peak capacity requirements and approximately 1.5% of our total member distribution cooperatives’ energy requirements. In 2005, the energy received by our member distribution cooperatives from SEPA was less than in 2004 due to the variability of production. Second, if pursuant to the Public Utility Regulatory Policies Act (“PURPA”) or other laws, a member distribution cooperative is required to purchase electric power from a qualifying facility, the member distribution cooperative must make the required purchases. Any required purchases made by the member distribution cooperative will be at a rate no more than our avoided cost, as established by us. At our option, the member distribution cooperative will sell that power to us at a price no more than that rate. The member distribution cooperative may appoint us to act as its agent in all dealings with the owner of any of these qualifying facilities. Purchases of power generated by qualifying facilities constituted less than 1.0% of our member distribution cooperatives’ capacity and energy requirements in 2005.

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

The rates established under the wholesale power contracts are designed to enable us to comply with financing, regulatory and governmental requirements, which apply to us from time to time.

We may revise our budget at any time to the extent that our current budget does not accurately reflect our demand (or capacity)-related costs and expenses or estimates of our demand sales of power. Increases or decreases in our budget automatically amend the demand component of our formulary rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate” in Item 7 for a description of capacity-related costs and the demand component of our formulary rate. Also, the wholesale power contracts permit us to adjust the amounts to be collected from the member distribution cooperatives to equal our actual demand costs. We make these adjustments under our Margin Stabilization Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization Plan” in Item 7. These adjustments are treated as due, owed, incurred and accrued for the year to which the increase or decrease relates. The member distribution cooperatives pay or receive any amounts owed to or by us as a result of this adjustment in the following year. If at any time our board of directors determines that the formula does not meet all of our costs and expenses, it may adopt a new formula to meet those costs and expenses, subject to any necessary regulatory review and approval.

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

Northern Virginia Electric Cooperative

Over the past several years, we had been in discussions with NOVEC, our largest member distribution cooperative, about changing the nature of its wholesale power contract with us from an all-requirements contract to a partial-requirements contract. See “—Member Distribution Cooperatives—Wholesale Power Contracts.” In prior years, NOVEC has stated that it may bring an action before FERC or the Virginia State Corporation Commission (“VSCC”) to reform the contract along these terms if we did not reach mutually agreeable modifications to the contract. In January 2006, NOVEC filed a complaint with FERC pursuant to Section 206 of the Federal Power Act seeking reformation of its wholesale power contract. In March 2006, FERC denied NOVEC’s complaint. In January 2005, NOVEC had also intervened in our New Dominion proceedings at FERC. See “Legal Proceedings —

FERC Proceedings Related to Potential Reorganization” and “Northern Virginia Electric Cooperative” in Item 3 for a discussion of these proceedings. NOVEC has never sought, however, to be relieved of its obligations relating to our existing generating facilities, including debt service and other costs related or allocable to these facilities.

While we cannot predict the ultimate resolution of this matter, we will not amend or modify the wholesale power contract in any way that could adversely affect our financial condition or that of our other member distribution cooperatives.

TEC

TEC was formed in 2001 for the primary purpose of purchasing from us, to sell in the market, energy that is not needed to meet the actual needs of our member distribution cooperatives, acquiring natural gas and forward purchase contracts to hedge the price of natural gas to supply our combustion turbine facilities, and taking advantage of other power-related trading opportunities in the market which will help lower our member distribution cooperatives’ costs. TEC does not engage in speculative trading.

TEC is owned by our member distribution cooperatives, and currently is our only Class B member. As a member, TEC is entitled to receive patronage capital distributions from us based on our allocation of margins to Class B members and the amount of its business with us. We are continuing to evaluate the potential reorganization of our relationships with our members, including TEC. See “—Potential Reorganization” above.

We have a power sales contract with TEC, under which TEC purchases power from us that we do not need to meet the actual needs of our member distribution cooperative for resale to the market and sells this power to the market under market-based rate authority granted by FERC. To fully participate in power-related markets, TEC must maintain credit support sufficient to meet delivery and payment obligations associated with its power trades. To assist TEC in maintaining this credit support, we have agreed to guarantee up to a maximum of $60.0 million of TEC’s delivery and payment obligations associated with its power trades. As of December 31, 2005, we had issued guarantees for up to $19.6 million of TEC’s obligations and $0.2 million of such obligations were outstanding.

In 2005, TEC purchased from us, and subsequently sold to the market, 1,318,647 megawatt-hours (“MWh”) of energy. In 2005, we purchased from TEC $45.5 million of natural gas to fuel our combustion turbine facilities. We charged TEC $12,000 for services we performed for TEC in 2005 under an administrative services agreement.

In accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”), TEC is considered a variable interest entity for which we are the primary beneficiary. We became the primary beneficiary of TEC in 2001. We first consolidated TEC’s financial position as of December 31, 2004, and beginning January 1, 2005, TEC’s operations were also consolidated as a result of the adoption of the Interpretation. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net assets consolidated were $36.1 million and $10.2 million at December 31, 2005, and December 31, 2004, respectively.

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

Virginia, Delaware, and Maryland have each enacted legislation granting retail customers the right to choose their power supplier. This legislation in each state maintains the exclusive right of the incumbent electric utilities, including our member distribution cooperatives, to continue to provide transmission and distribution services and, at least initially, to be the default providers of power to their customers in their service territories. See “—Regulation—Competition” below.

The territories served by our member distribution cooperatives cover large portions of Virginia, Delaware, and Maryland. One of our member distribution cooperatives also serves a small portion of West Virginia. These service territories range from the suburban metropolitan Washington, D.C. area in northern Virginia, to the Atlantic shore of Virginia, Delaware, and Maryland, to the Appalachian Mountains and the North Carolina border. The service territories of member distribution cooperatives serving the high growth, increasingly suburban area between Washington, D.C. and Richmond, Virginia, account for approximately half of our capacity requirements. While our member distribution cooperatives do not serve any major cities, several portions of their service territories are in close proximity to urban areas. These areas continue to experience growth due to the expansion of suburban communities into neighboring rural areas and the continuing development of resort and vacation communities within their service territories.

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

Our member distribution cooperatives’ sales of energy in 2005 totaled approximately 10,747,918 MWh. These sales were divided by type as follows:

Customer Class	Percentage of MWh Sales	Percentage of Customers
Residential	65.8%	92.5%
Commercial and industrial	33.0	6.9
Other	1.2	0.6

From 2000 through 2005, our member distribution cooperatives experienced an average annual compound growth rate of approximately 3.4% in the number of customers and an average annual compound growth rate of 4.7% in energy sales measured in MWh.

Revenues from the following member distribution cooperatives equaled or exceeded 10% of our total revenues in 2005:

Member Distribution Cooperatives	Revenues	Percentage of Total Revenues
	(in millions)
Northern Virginia Electric Cooperative	$186.5	28.4%
Rappahannock Electric Cooperative	142.0	21.6
Delaware Electric Cooperative	72.2	11.0

The member distribution cooperatives’ average number of customers per mile of energized line has increased approximately 6.5% since 2000 to approximately 9.5 customers per mile in 2005. System densities of our member distribution cooperatives in 2005 ranged from 6.2 customers per mile in the service territory of BARC Electric Cooperative to 21.9 customers per mile in the service territory of NOVEC. In 2005, the average service density for all distribution electric cooperatives in the United States was approximately 7.0 customers per mile.

POWER SUPPLY RESOURCES

General

We provide power to our members through a combination of our interests in the Clover Power Station (“Clover”), North Anna Nuclear Power Station (“North Anna”), Louisa generating facility (“Louisa”), Marsh Run generating facility (“Marsh Run”), Rock Springs generating facility (“Rock Springs”), distributed generation facilities, long-term and short-term physically-delivered forward power purchase contracts and spot purchases of power in the open market. Our power supply resources for the past three years have been as follows:

	Year Ended December 31,
	2005		2004		2003
	(in MWh and percentages)
Generated:
Clover	3,190,796	24.9%	3,342,530	29.2%	3,212,421	30.6%
North Anna	1,784,512	14.0	1,718,545	15.0	1,598,959	15.2
Louisa	200,535	1.6	212,087	1.9	154,693	1.5
Marsh Run	243,864	1.9	25,761	0.2	—	—
Rock Springs	119,387	0.9	125,244	1.1	109,748	1.0
Distributed generation	2,312	—	354	—	594	—

Total Generated	5,541,406	43.3	5,424,521	47.4	5,076,415	48.3

Purchased:
Total Purchased	7,260,938	56.7	6,005,984	52.6	5,429,401	51.7

Total Available Energy	12,802,344	100.0%	11,430,505	100.0%	10,505,816	100.0%

Typically, our member distribution cooperatives’ peak demand for energy, also referred to as our capacity requirement, occurs in the summer. This peak is due to the summer air conditioning requirements of the member distribution cooperatives’ customers, which reflects the large residential component of our total capacity requirements. In 2005, the peak for the member distribution cooperatives’ customers was in August.

North Anna and Clover satisfied approximately 27.7% of our capacity requirements and 38.9% of our energy requirements in 2005. Louisa, Marsh Run and Rock Springs provided 21.3%, 21.3%, and 14.2% of our 2005 capacity requirements, respectively, and 1.6%, 1.9%, and 0.9%, respectively, of our 2005 energy requirements. In 2005, we obtained the remainder of our capacity and energy requirements from numerous suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. Most of our long-term power purchase contracts will expire by the end of 2010. See “—Power Purchase Contracts” below.

Power Supply Resources

Generating Facilities

We have ownership interests in five electric generating facilities plus distributed generation facilities. For a description of these facilities see “Properties” in Item 2. In 2005, these facilities provided 43.3% of our energy requirements.

Power Purchase Contracts

In 2005, we purchased approximately 56.7% of our total energy requirements. These energy requirements were provided principally by neighboring utilities and power marketers through long-term and short-term physically-delivered power purchase contracts and purchases of energy in the spot markets.

Our most significant long-term power purchase arrangements are with Virginia Electric & Power Company (“Virginia Power”), the operator and co-owner of Clover and North Anna. We have an agreement with Virginia Power which grants us the right, but not the obligation, to purchase energy at a price determined by reference to a specified natural gas index (the Operating and Power Sales Agreement or “OPSA”). In addition, we have other contractual arrangements with Virginia Power which permit us to purchase reserve capacity and energy. We intend to purchase our reserve capacity requirements for Clover and North Anna from Virginia Power under these arrangements until either the date on which all facilities at North Anna have been retired or decommissioned, or the date we have no interest in North Anna, whichever is earlier. The purchase price we pay for any reserve energy purchased under these arrangements equals the natural gas-indexed price we pay for intermediate energy under our other agreements with Virginia Power. In addition to Virginia Power, we have other long-term power purchase agreements with Mid-Atlantic utilities which provide a small portion of our capacity and energy requirements.

The remainder of our energy requirements are provided by the market. We purchase significant amounts of power in the market through long-term and short-term physically-delivered forward power purchase contracts. We also purchase power in the spot market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. See “Risk Factors” in Item 1A. below. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we have developed policies and procedures to manage the risks in the changing business environment. These procedures, developed in cooperation with ACES Power Marketing LLC (“APM”), are designed to strike the appropriate balance between minimizing costs and reducing energy cost volatility. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Issues—Reliance on Market Purchases of Energy” in Item 7.

Transmission

We have agreements with PJM, which provide us with access to transmission facilities under their control as necessary to deliver energy to our member distribution cooperatives. We own a small amount of transmission facilities. See “Properties” in Item 2. We transmit power to our twelve member distribution cooperatives through the transmission systems of PJM Interconnection, LLC (“PJM”) – South, PJM – West Region, and PJM – Classic Region.

We are a member of PJM to serve our member distribution cooperatives. PJM is an independent system operator of transmission facilities serving all of Delaware, Maryland, West Virginia and most of Virginia, as well as other areas outside our member distribution cooperatives’ service territories.

PJM continually balances its participants’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules available resources to meet the demand for power in the most reliable and cost-effective manner. When available resources cannot be dispatched due to transmission constraints, more expensive generating facilities must be dispatched to meet the requested power requirements. PJM participants whose power requirements cause the redispatch are obligated to pay the additional costs to dispatch the more expensive generating facilities. These additional costs are commonly referred to as congestion costs. PJM operates the transmission system to support a competitive generation marketplace. FERC recently took action with its Notice of Potential Rulemaking (“NOPR”) related to “Promoting Transmission Investment through Pricing Reform.” The overriding purpose in the NOPR is “to provide incentives and regulatory certainty sufficient to support expanded and improved transmission infrastructure (including advanced technologies) while at the same time ensuring that transmission rates remain just, reasonable and not unduly discriminatory or preferential.” Also, PJM has proposed additional transmission upgrades. These efforts may reduce our congestion costs in the future. Net congestion costs for 2005 were approximately $14.1 million.

Fuel Supply

Nuclear

Virginia Power, as operating agent, has the sole authority and responsibility to procure nuclear fuel for North Anna. Virginia Power advises they use primarily long-term contracts to support North Anna’s nuclear fuel requirements and that worldwide market conditions are continuously evaluated to ensure a range of supply options at a reasonable price. We are not a direct party to any of these procurement contracts, and therefore cannot control their terms or duration. Virginia Power reports that current agreements, inventories, and spot market availability are expected to support current and planned fuel supply needs and that additional fuel is purchased as required to attempt to ensure optimum cost and inventory levels.

Coal

Virginia Power, as operating agent, has the sole authority and responsibility to procure sufficient coal for the operation of Clover. Historically, Virginia Power has employed both long-term contracts and spot market purchases to acquire the low sulfur bituminous coal used to fuel the facility. Virginia Power advises us that its procurement policy is to secure the bulk of the coal requirements under long-term contracts, with specific contract target percentages fluctuating, based on prevailing market conditions. We are not a direct party to any of these procurement contracts, and therefore cannot control their terms or duration. As of December 31, 2005, and December 31, 2004, we had a 26.5 day and a 13 day supply of coal at Clover, respectively. We anticipate that sufficient supplies of coal will be available in the future at reasonable prices, but market prices and price volatility both may be higher than we currently anticipate. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

Natural Gas

Over the past several years, many new electric generating facilities fueled by natural gas have become available for commercial operation, causing an increase in competition for natural gas capacity. Our three operating combustion turbine facilities are powered by natural gas and are located adjacent to natural gas transmission lines. With assistance from APM, we have developed and utilize a natural gas supply strategy for providing natural gas to each of the three combustion turbine facilities. We are responsible for procuring the natural gas to be used by all units at Louisa, Marsh Run and Rock Springs. The strategy includes securing transportation contracts and incorporating the ability to use No. 2 distillate fuel oil back up for Louisa and Marsh Run, as needed, to minimize transportation costs. We have identified our primary natural gas suppliers and have negotiated the contracts needed for procurement of physical natural gas. We have put in place strategies and mechanisms to financially hedge our natural gas needs through TEC. See “TEC.” We presently anticipate that sufficient supplies of natural gas will be available in the future at reasonable prices making the operation of the combustion turbine facilities economical, but significant price volatility may occur. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

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

Rates

FERC regulates our rates for transmission services and wholesale sale of power in interstate commerce. We establish our rates for power furnished to our member distribution cooperatives pursuant to our formulary rate, which has been accepted by FERC. The formulary rate is intended to permit us to collect revenues, which, together with revenues from all other sources, are equal to all of our costs and expenses, plus an additional amount up to 20% of our total interest charges, plus additional equity contributions as approved by our board of directors. The formula is comprised of three main components: a demand rate, a base energy rate, and a fuel factor adjustment rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results – Formulary Rate” in Item 7.

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

Competition

In prior years, Virginia, Delaware and Maryland each have enacted legislation that restructures the electric utility industry in their states and changes the manner in which electricity may be sold to retail customers. Each state’s individual restructuring plan deregulated the power component (also known as generation) of electric service, while maintaining regulation of transmission and distribution services. All retail customers in Virginia, Delaware and Maryland, including retail customers of our member distribution cooperatives, are currently permitted to purchase power from the supplier of their choice. At March 1, 2006, no entity had registered to be an alternative power supplier in any of the service territories of our member distribution cooperatives and, as a result, none of their retail customers have switched to alternative providers. If customers of our member distribution cooperatives choose alternative power suppliers in the future, this could result in a reduction in our revenues and cash flows. If the resulting decrease in our member revenues is significant enough, we could lose our tax-exempt status. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors Affecting Results—Tax Status” in Item 7.

To address the difference between what an electric utility would have recovered under regulated cost-of-service rates and what that electric utility will recover under competitive market rates, sometimes referred to as “stranded costs,” and to facilitate the implementation of retail competition, legislation was passed in all three states requiring the incumbent utility to cap the bundled rates that it can charge its retail customers in its certificated service territory during a specified transition period. The transition periods for our Delaware member distribution cooperative and our Maryland member distribution cooperative expired on March 31, 2005, and June 30, 2005, respectively. Capped rates extend until December 31, 2010, for our Virginia member distribution cooperatives. These capped rates are unbundled, or itemized, into power, transmission and distribution components and a competitive transition charge. Our member distribution cooperatives located in Virginia have the ability to pass through to their customers, changes in energy costs even while under capped rates. Additionally, they may request one change in their capped rates prior to July 1, 2007, and one additional change between July 1, 2007 and December 31, 2010.

Environmental

We are subject to federal, state, and local laws and regulations and permits designed to protect human health and the environment and regulating the emission, discharge, or release of pollutants into the environment. We believe we are in material compliance with all current requirements of such environmental laws and regulations and permits. As with all electric utilities, the operation of our generating units could, however, be affected by future environmental regulations. Capital expenditures and increased operating costs required to comply with any future regulations could be significant. See “Risk Factors” in Item 1A. below.

Our direct capital expenditures for environmental control facilities at Clover and North Anna, excluding capitalized interest, were immaterial in 2005. Based on information provided by Virginia Power, our portion of direct capital expenditures for environmental control facilities planned for Clover and North Anna over the next three years is estimated to be approximately $0.1 million and $0.8 million, respectively. These expenditures are included in our estimated capital expenditures for the years 2006 through 2008. Based upon information provided by Virginia Power, we anticipate that beginning in 2011, we will have an increase in our direct capital expenditures for environmental control facilities at Clover. In 2005, we did not have any direct capital expenditures for environmental control facilities at our Louisa, Marsh Run and Rock Springs combustion turbine facilities and there are currently no projected direct capital expenditures for environmental control facilities in 2006, 2007, or 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Expenditures” in Item 7.

The most important environmental law affecting our operations is the Clean Air Act. The Clean Air Act requires, among other things, that owners and operators of fossil fuel-fired power stations limit emissions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”). Under the Clean Air Act’s Acid Rain Program, each of our fossil fuel-fired plants must obtain SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually. As an existing facility, Clover receives an annual allocation of SO2 allowances at no cost based upon its baseline operations. Newer facilities, including Louisa, Marsh Run and Rock Springs, need to obtain allowances, but because they are primarily gas-fired, the number of SO2 allowances they must obtain are expected to be minimal and will be supplied from excess SO2 allowances allocated to Clover. Future changes in the Acid Rain Program, including increases in the cost of SO2 allowances or the ratio of allowances to emissions, could increase our costs of operation.

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

Louisa, Marsh Run and Rock Springs will each emit significant amounts of NOx. As new sources, they were designed with advanced technologies that reduce the formation of NOx emissions, and will be required to meet stringent NOx emission limits. Each facility is required to obtain allowances for every ton of NOx they emit during the ozone season (May through September). When designing their respective programs, Virginia and Maryland both set aside a number of NOx allowances to be allocated to new fossil fuel electric power generating sources based on their emissions rates. In 2004, the Virginia General Assembly designated that the 2004 and 2005 NOx set aside allowances for new fossil fuel electric power generating sources were to be sold at auction. Therefore, both our Louisa and Marsh Run facilities had to purchase their NOx allowances from the market for 2005. We anticipate that from 2006 forward NOx new set aside allowances will be available for Louisa and Marsh Run until these units become part of Virginia’s NOx budget. NOx emission allowances that are not received from the new source set aside pools will be purchased in the market for the operation of all three combustion turbine facilities. We project that we will be able to obtain sufficient quantities of NOx allowances in the future at commercially reasonable prices, but increased NOx emissions or increased restrictions could cause the price of allowances to be higher than we expect.

On March 10, 2005, the EPA issued the Clean Air Interstate Rule (“CAIR”), which will permanently cap emissions of SO2 and NOx in the eastern United States, which includes Virginia and Maryland. CAIR achieves large reductions of SO2 and/or NOx emissions across 28 eastern states and the District of Columbia. States must achieve the required emission reductions using one of two compliance options: (1) meet the state’s emission budget by requiring power plants to participate in an EPA administered interstate cap and trade system that caps emissions in two stages, or (2) meet an individual state emissions budget through measures of the state’s choosing. The Clean Air Act also requires that states meet the new national, health-based air quality standards for ozone and particulate matter standards by requiring reductions from many types of sources. The DEQ held Technical Advisory Committee meetings in September and October of 2005 to gather information on developing state specific rules to meet the requirements of CAIR. The committee was comprised of industrial and environmental organizations.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”) to permanently cap and reduce mercury emissions from coal-fired power plants. The CAMR establishes standards of performance limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. The first phase cap is 38 tons and emissions will be reduced by taking advantage of mercury reductions achieved by equipment installed to reduce SO2 and NOx emissions under CAIR. In the second phase, due in 2018, coal-fired power plants will be subject to a second cap, which will reduce emissions to 15 tons upon full implementation. The DEQ Technical Advisory Committee held meetings in September and October of 2005 to gather information on developing state specific rules to meet the requirements of CAMR.

The regulatory implementation of CAIR and CAMR will require substantial new investments in pollution control equipment for coal-fired power plants. The CAIR regulations will require additional pollution control equipment at Clover. Clover’s existing pollution control equipment already removes greater than 90% of the mercury and we do not anticipate that any additional measures will be required to comply with CAMR. No additional pollution control equipment is expected to be required on any of our other generation assets.

On March 5, 2004, the EPA promulgated new national emission standards for hazardous air pollutants (“HAPs”) for stationary combustion turbines. The new rule requires the installation of “maximum achievable control technology” (“MACT”) to reduce the emissions of HAPs from gas-fired combustion turbines only if such combustion turbines are major sources of HAPs as defined by the Clean Air Act, and if construction of the turbines started on or after January 15, 2003. Construction of Rock Springs and Louisa started before January 2003. Although construction of our Marsh Run combustion turbine facility began in March 2003, it is not a major source of HAPs and is not located at a facility that is a major source of HAPs; therefore, the new MACT standard does not apply to Marsh Run.

The Clean Water Act and applicable state laws regulate water intake structures, discharges of cooling water, storm water run-off and other wastewater discharges at our generating facilities. We are in material compliance with these requirements and with permits that must be obtained with respect to such discharges. Our permits are subject to periodic review and renewal proceedings, and can be made more restrictive over time. Limitations on the thermal discharges in cooling water, or withdrawal of cooling water during low flow conditions, can restrict our operations. During 2005, we experienced no such restrictions; however, such restrictions can arise during drought conditions. Clover has two consent orders with the DEQ. One consent order is to study the impact of withdrawing water to support Clover during low river flow conditions and the other is to relocate one of the landfill discharge pipes from Black Walnut Creek to the Roanoke River. The low flow study has been conducted; however, the results have not yet been finalized. One of the landfill discharge pipes has been relocated to the Roanoke River.

New legislative and regulatory proposals are frequently proposed on both a federal and state level that would modify the environmental regulatory programs applicable to our facilities. An example is the control of carbon dioxide and other “greenhouse” gases that may contribute to global climate change. With respect to proposed legislation and regulatory proposals that have not yet been formally proposed, we cannot provide meaningful predictions regarding their final form, or their possible effects upon our operations.

We incurred approximately $9.4 million, $11.0 million, and $9.9 million of expenses, including depreciation, during 2005, 2004, and 2003, respectively, in connection with environmental protection and monitoring activities, such as costs related to the disposal of solid waste, operation of landfills, operation of air emissions reduction equipment, and disposal of hazardous waste material. These expenses were included in fuel expense, operations and maintenance expense, and depreciation, amortization and decommissioning expense. We anticipate expenses to be approximately $8.5 million in 2006 in connection with environmental protection and monitoring activities, including depreciation.

Nuclear

Under the Nuclear Waste Policy Act, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. However, since the DOE did not begin accepting spent fuel in 1998 as specified in its contracts, Virginia Power is providing on-site spent nuclear fuel storage at the North Anna facility site. Virginia Power will continue to safely manage its spent nuclear fuel until the DOE begins accepting the spent nuclear fuel. In January 2004, Virginia Power filed a lawsuit seeking recovery damages for breach of the Standard Contract due to the DOE’s delay in accepting spent nuclear fuel from North Anna.

ITEM 1A. – RISK FACTORS

RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating Old Dominion. These risk factors could affect our actual results and cause these results to differ materially from those expressed in any forward-looking statements of Old Dominion. Other risks and uncertainties, in addition to those that are described below may also impair our business operations. We consider the risks listed below to be material, but you may view risks differently than we do and we may omit a risk that we consider immaterial but you consider important. An adverse outcome of any of the following risks could materially affect our business or financial condition. These risk factors should be read in conjunction with the other detailed information set forth in the notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below, including “Caution Regarding Forward Looking Statements.”

We rely substantially on purchases of energy from other power suppliers.

We supply our member distribution cooperatives with all of their power, that is capacity and energy, requirements, with limited exceptions. Our costs to provide this capacity and energy are passed through to our member distribution cooperatives under our wholesale power contracts. We obtain the power to serve their requirements from generating facilities in which we have an interest and purchases of power from other power suppliers.

Historically, our power supply strategy has relied substantially on purchases of energy from other power suppliers. In 2005, we purchased approximately 56.7% of our energy requirements. These purchases consisted of a combination of purchases under long-term and short-term physically-delivered forward contracts and purchases of energy in the spot markets. Our reliance on energy purchases may continue well into the future and may increase as our member distribution cooperatives’ requirements for power increase. Our reliance on energy purchases also could increase because the operation of our generation facilities is subject to many risks, including the shutdown of our facilities or breakdown or failure of equipment.

Purchasing power helps us mitigate high fixed costs relating to the ownership of generating facilities but exposes us, and consequently our member distribution cooperatives, to significant market price risk because energy prices can fluctuate substantially. When we enter into long-term power purchase contracts or agree to purchase energy at a date in the future, we rely on models based on our judgments and assumptions of factors such as future demand for market prices of energy and the price of commodities, such as natural gas used to generate electricity. Our models become less reliable the further into the future that the estimates are made. Although we have engaged APM, an energy trading and risk management company, to assist us in developing strategies to meet our power requirements in the most economical manner and we have implemented a three-year hedging strategy to limit our exposure to variability in the market, we still may purchase energy at a price which is higher than our member distribution cooperatives’ competitors’ costs of generating energy or future market prices of energy.

Counterparties under power purchase arrangements may fail to perform their obligations to us.

Because we rely substantially on the purchase of energy from other power suppliers, we are exposed to the risk that counterparties will default in performance of their obligations to us. While we utilize APM to assist us in analyzing default risks of counterparties and other credit issues related to these purchases, defaults may still occur. Defaults may take the form of failure to physically deliver the purchased energy. If this occurs, we may be forced to enter into alternative contractual arrangements or purchase energy in the forward, short-term or spot markets at then-current market prices that may exceed the prices previously agreed to with the defaulting counterparty.

Changes in fuel and purchased power costs could increase our generating costs.

We are subject to changes in fuel costs, which could increase the cost of generating power and thus increase the cost to our member distribution cooperatives. The market prices for fuel may fluctuate over relatively short periods of time. Factors that could influence fuel costs are:

•	Prevailing market prices for coal, natural gas, and fuel oil, and supplies of such commodities;

•	Weather;

•	Supply and demand;

•	The availability of competitively priced alternative energy sources;

•	The price of other fuels that are used to produce electricity, including natural gas, coal and crude oil;

•	Energy transmission or natural gas transportation capacity constraints;

•	Federal, state and local energy and environmental regulation and legislation; and

•	Natural disasters, war, terrorism, and other catastrophic events.

Adverse changes in our credit ratings could negatively impact our ability to access capital and may require us to provide credit support for some of our obligations.

Changes in our credit ratings could affect our ability to access capital. Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”), and Fitch Inc., currently rate our outstanding obligations issued under the Indenture at “A”, “A3”, and “A”, respectively. If these agencies were to downgrade our ratings, particularly below investment grade, we may be required to pay higher interest rates on financings, which we may decide to undertake in the future, and our potential pool of investors and funding sources could decrease. In addition, in limited circumstances, we have obligations to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. These circumstances relate to lease and leaseback of our undivided interest in Clover Unit 1 and some of our purchases of power in the market. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Contingent Obligations” in Item 7.

To the extent that we would have to provide additional credit support as a result of a downgrade in our credit ratings, our ability to access additional credit may be limited and our liquidity, including our ability to service our outstanding indebtedness, may be materially impaired.

We are subject to risks associated with owning an interest in a nuclear generation facility.

We have an 11.6% undivided ownership interest in North Anna which provided approximately 14.0% of our energy requirements in 2005. Ownership of an interest in a nuclear generating facility involves risks, including:

•	potential liabilities relating to harmful effects on the environment and human health resulting from the operation of the facility and the storage, handling and disposal of radioactive materials;

•	significant capital expenditures relating to maintenance, operation and repair of the facility, including repairs required by the NRC;

•	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with operation of the facility; and

•	uncertainties regarding the technological and financial aspects of decommissioning a nuclear plant at the end of its licensed life.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of North Anna. If the facility is not in compliance, the NRC may impose fines or shut down one or both units until compliance is achieved or both depending upon its assessment of the situation. Revised safety requirements issued by the NRC have, in the past, necessitated substantial capital expenditures at other nuclear generating facilities. In addition, although we have no reason to anticipate a serious nuclear incident at North Anna, if an incident did occur, it could have a material but presently undeterminable adverse effect on our operations or financial condition. Further, any unexpected shut down at North Anna as a result of regulatory non-compliance or unexpected maintenance will require us to purchase replacement energy. We can buy this replacement power either from Virginia Power under the OPSA or the market. See “Power Supply Resources—Power Purchase Contracts.”

Environmental regulation may limit our operations.

We are required to comply with numerous federal, state and local laws and regulations relating to the protection of the environment. While we believe that we have obtained all material environmental-related approvals currently required to own and operate our facilities or that these approvals have been applied for and will be issued in a timely manner, we may incur significant additional costs because of compliance with these requirements. Failure to comply with environmental laws and regulations could have a material effect on us, including potential civil or criminal liability and the imposition of fines or expenditures of funds to bring our facilities into compliance. Delay in obtaining or failure to obtain and maintain in effect any environmental approvals, or delay or failure to satisfy any applicable environmental regulatory requirements, operation of our existing facilities or sale of energy from these facilities or could result in significant additional cost to us.

Our financial condition is largely dependent upon our members.

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations under the “all-requirements” wholesale power contract that each has executed with us. The wholesale power contract requires our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formulary rate, which is designed to permit us to recover our total cost of service and create a firm equity base. Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval (with one minor exception). In 2005, 61% of our revenues were received from our three largest members, NOVEC, Rappahannock Electric Cooperative and Delaware Electric Cooperative.

Since January 2005, we have been involved in litigation with NOVEC, our largest member, regarding our potential reorganization and NOVEC’s desire to change the nature of its wholesale power contract to partial-requirements. While we cannot predict the ultimate resolution of these matters, we will not amend or modify the wholesale power contract in any way that could adversely affect our financial condition or that of our member distribution cooperatives.

The use of hedging instruments could impact our liquidity.

We use hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our market price risk. These hedging instruments generally include collateral requirements that require us to deposit funds or post letters of credit with counterparties when a counterparty’s credit exposure to us is in excess of agreed upon credit limits. When commodity prices decrease to levels below the levels where we have hedged future costs, we may be required to use a material portion of our cash or liquidity facilities to cover these collateral requirements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Price Risk” in Item 7A.

Failure to maintain our tax-exempt status could result in tax liabilities.

To maintain our tax-exempt status under the Internal Revenue Code, as amended, we must receive at least 85% of our gross receipts from our members. Currently, we have significant non-member receipts, including investment interest, interest from deposits associated with two long-term lease transactions related to our 50% interest in Clover, and gains related to financial hedges. If in any given year, our member receipts are less than 85% of our gross receipts, we would become a taxable entity for that year and may incur a tax liability.

Our ability to maintain our tax-exempt status is dependent upon many factors. Several of these factors are outside our control, such as interest rates and the effect of weather on power sales. In addition, a decrease in member revenues resulting from the effect of retail competition also could cause us to lose our tax-exempt status. We regularly monitor the level of our non-member gross receipts to assist us in taking actions to preserve our tax-exempt status. Our member receipts in each year have been in excess of 85% of our total gross receipts.

Our member distribution cooperatives are subject to market competition.

Virginia, Delaware and Maryland each have deregulated the power component of electric service. In general, these states’ restructuring legislation permits our member distribution cooperatives’ customers to purchase electricity from an alternate supplier while our member distribution cooperatives continue to provide distribution services to all consumers of electricity located in their certificated service territories. The percentage of our member distribution cooperatives’ customers that can choose an alternate power supplier is approximately 99.7%. To date, no customer of our member distribution cooperatives has selected an alternate supplier of power. The competitive retail market has been slow to develop and therefore it is difficult to predict the pace at which a competitive environment will evolve and the impact on us or our member distribution cooperatives. See “Business—Regulation—Competition” in Item 1 above.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

Name of Facility	Ownership Interest		Location	Primary Fuel	Commercial Operation Date	Net Capacity Entitlement(3)
Clover	50.0	%(1)	Halifax County, Virginia	Coal	Unit 1 – 10/1995 Unit 2 – 03/1996	220.5 MW 220.5 MW
						441.0 MW

North Anna	11.6%		Louisa County, Virginia	Nuclear	Unit 1 – 06/1978(4) Unit 2 – 12/1980(4)	107 MW 107 MW 214 MW

Louisa	100.0%		Louisa County, Virginia	Natural Gas	Unit 1 – 06/2003 Unit 2 – 06/2003 Unit 3 – 06/2003 Unit 4 – 06/2003 Unit 5 – 06/2003	84 MW 84 MW 84 MW 84 MW 168 MW
						504 MW

Marsh Run	100.0%		Fauquier County, Virginia	Natural Gas	Unit 1 – 09/2004 Unit 2 – 09/2004 Unit 3 – 09/2004	168 MW 168 MW 168 MW
						504 MW

Rock Springs	50.0	%(2)	Cecil County, Maryland	Natural Gas	Unit 1 – 06/2003 Unit 2 – 06/2003	168 MW 168 MW
						336 MW

Distributed generation	100.0%		Multiple	Diesel	10 units – 07/2002	20 MW

					Total	2,019 MW

(1)	Our interest in Clover is subject to long-term leases. See “Clover” below.
(2)	We own 100% of two units, each with a net capacity rating of 168 MW, and 50% of the common facilities for the facility. See “Combustion Turbine Facilities—Rock Springs” below.
(3)	Represents our entitlement to the maximum dependable capacity, which does not represent actual usage.
(4)	We purchased our 11.6% undivided ownership interest in North Anna in December 1983.

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

Combustion Turbine Facilities

Louisa

The Louisa facility is currently operated by PIC Energy Services, Inc. (“PIC”) pursuant to a labor hour contract. PIC supplied all services, goods and materials required to operate the facility, other than natural gas and No. 2 distillate fuel oil through December 31, 2005, under a service agreement. We arrange for the transportation and supply of the natural gas and No. 2 distillate fuel oil required by the facility. We are in the process of transitioning the operation and maintenance of the Louisa facility to our own personnel. As of January 15, 2006, we began supplying the goods and materials and we anticipate that the transition will be complete by the end of the second quarter of 2006.

Marsh Run

The Marsh Run facility is currently operated by PIC under the same labor hour agreement that we entered into for the operation and maintenance of the Louisa facility. PIC supplied all services, goods and materials required to operate that facility, other than natural gas and No. 2 distillate fuel oil through December 31, 2005, under a service agreement. We arrange for the transportation and supply of the natural gas and No. 2 distillate fuel oil required by this facility. We are in the process of transitioning the operation and maintenance of the Marsh Run facility to our own personnel. As of January 15, 2006, we began supplying the goods and materials and we anticipate that the transition will be complete by the end of the second quarter of 2006.

Rock Springs

The Rock Springs facility was developed together with another participant, CED Rock Springs, LLC (“ConEd”). Old Dominion and ConEd each individually own two units (a total of 336 MWs each) and 50% of the common facilities. Additionally, Old Dominion and ConEd each individually dispatch its units as it determines to be necessary and prudent. The facility is currently permitted to allow two additional 168 MW combustion turbines to be installed at the site for a total site capacity of 1,008 MW. No plans currently exist to expand the capacity at the site at this time.

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

Distributed Generation Facilities

We installed the generators primarily to enhance our system’s reliability. Four diesel generators service our member distributions cooperatives’ in the Virginia mainland territory and six diesel generators service our member distribution cooperatives’ in the Delmarva Peninsula territory.

Transmission

We own two 1,100 foot 500 kilovolt (“kV”) transmission lines and a 500 kV substation at the Rock Springs site jointly with ConEd. As a transmission owner in PJM, we have relinquished control of these transmission facilities to PJM and contracted with third parties to operate and maintain the transmission facilities.

ITEM 3. LEGAL PROCEEDINGS

NOVEC

Over the past several years, we have had discussions and negotiations with NOVEC about changing the nature of its wholesale power contract from an all-requirements contract to a partial-requirements contract. Our board of directors is composed of representatives of our member distribution cooperatives and we must reach consensus among our member distribution cooperatives before any change to any of our wholesale power contracts can be made. Building a consensus for any change is difficult because any change in our rate setting methodology or provisions of service affects our various member distribution cooperatives differently.

On January 5, 2006, NOVEC filed a complaint with FERC pursuant to Section 206 of the Federal Power Act seeking reformation of its wholesale power contract. Specifically, NOVEC sought “to modify its [wholesale power contract] to allow NOVEC the flexibility to acquire power and energy over and above that available from NOVEC’s share of Old Dominion’s existing resources.” NOVEC claimed that the wholesale power contract’s terms were no longer just and reasonable or in the public interest because the contract was entered into in 1983, and amended and restated in 1992, prior to an allegedly different era of open transmission access and wholesale power markets. NOVEC stated in the complaint that it would not seek to be relieved of its obligations pertaining to its share of our existing power supply resources. Obligations pertaining to our existing resources include debt service, lease rentals, operation and maintenance expenses, interest coverage requirements and other costs and expenses related to our electric generating facilities and existing power purchase arrangements. On March 2, 2006, FERC denied NOVEC’s complaint. NOVEC has 30 days to file a request for reconsideration of its complaint with FERC.

We intend to continue to vigorously contest NOVEC’s claim and we will not amend or modify the wholesale power contract in any way that could adversely affect our financial condition or that of our other member distribution cooperatives.

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

On December 22, 2004, the court found in favor of Norfolk Southern on the issue of ambiguity and held that the price escalation provisions in the agreement were clear and unambiguous. The court later denied Virginia Power’s and our motion to file an amended complaint based on additional evidence that was not considered by the court in the original proceedings. The court permitted Virginia Power and us to file an amended answer to Norfolk Southern’s counter-claims and our amended answer was filed on March 4, 2005.

As of December 31, 2004, we recorded a liability related to the Norfolk Southern dispute and on March 8, 2005, our board of directors approved the creation of the related regulatory asset. The regulatory asset is being amortized over 21 months beginning April 1, 2005 and the amortization of the regulatory asset and the current period charges are being collected through rates. If it is ultimately determined that we owe any such amounts to Norfolk Southern, the amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates to our member distribution cooperatives.

Ragnar Benson

In December 2002, we entered into a contract with Ragnar Benson, Inc. (“RBI”) for engineering, procurement and construction services relating to the construction of our Marsh Run combustion turbine facility. Construction of the facility began in April 2003 and the facility was required to be substantially complete in the second quarter of 2004. The facility ultimately became available for commercial operation on September 15, 2004, but is still not substantially complete according to the terms of the contract. On December 23, 2004, we terminated the contract with RBI for default and filed suit in the U.S. District Court for the Eastern District of Virginia, Richmond Division, against RBI seeking liquidated damages for delay in completion of the project up to $15.0 million and damages for breach of contract up to $5.0 million. RBI filed a counterclaim for damages exceeding $15.0 million related to conditions they claim to have encountered during construction. We filed an answer to RBI’s counterclaim denying any liability to RBI. During the discovery phase of the legal proceeding, RBI revised its claim from $15.0 million to $33.0 million.

On September 27, 2005, the U.S. District Court for the Eastern District of Virginia, Richmond Division, ruled on motions for partial summary judgment in our claims against RBI. Specifically, the court granted our motion for partial summary judgment pertaining to claims of entitlement to a change order and fraud allegations, it dismissed six of RBI’s counterclaims, including all counterclaims pertaining to fraud, and it limited our possible recovery of liquidated damages to the liquidated damages cap of approximately $4.7 million. The trial began October 11, 2005 and concluded October 26, 2005. During the trial, RBI revised its claim from $33.0 million to $36.0 million. The case is pending in the U.S. District Court for the Eastern District of Virginia, Richmond Division.

RBI and its parent companies, The Austin Company and Austin Holdings, Inc., filed for bankruptcy under Chapter 11 of the bankruptcy code on October 14, 2005. The automatic litigation stay was lifted for the case between RBI and Old Dominion.

On June 13, 2005, we executed an agreement with RBI’s surety, Seaboard Surety Company (“Seaboard”), under which it assumed all responsibilities for the final completion of the Marsh Run facility in accordance with the terms of the original agreement with RBI. Since RBI declared bankruptcy during the legal proceeding, we served a lawsuit against Seaboard on February 10, 2006, in order to enforce the eventual outcome of the suit with RBI..

We have reviewed the asserted claims of RBI and Seaboard and believe they are without merit. We do not believe any liability is estimable or probable and we intend to vigorously defend these claims. If it is ultimately determined that we owe any such amounts to RBI, the amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates to our member distribution cooperatives.

FERC Proceedings Related to Potential Reorganization

On October 5, 2004, we, together with New Dominion, filed an application at FERC requesting that FERC approve the assignment of our existing wholesale power contracts with our twelve member distribution cooperatives to New Dominion and accept certain changes to our cost-of-service formula to conform it for use by New Dominion for the billing of its sales to the member distribution cooperatives. See “Old Dominion Electric Cooperative—Potential Reorganization” in Item 1. On December 7, 2004, we filed an application for approval of a new tariff for sales to New Dominion, with charges determined under a cost allocation formula.

On October 26, 2004, Bear Island Paper Company, L.P. (“Bear Island”), a large industrial customer of one of our member distribution cooperatives, intervened in these FERC proceedings. On October 29, 2004, the VSCC also intervened in the FERC proceedings. The VSCC did not file arguments against the proposed reorganization and other changes but supported Bear Island’s request for a hearing. On January 14, 2005, NOVEC intervened in the FERC proceedings related to the proposed reorganization. See “Old Dominion Electric Cooperative—Northern Virginia Electric Cooperative” in Item 1 and “NOVEC” in Legal Proceedings above.

On March 8, 2005, FERC issued an order that set the proposed assignment of the wholesale power contracts for hearing on the limited issue of whether a recent Old Dominion credit downgrade could raise rates, and, if so, whether the downgrade is due to the proposed transaction. The hearing was conducted on October 18 through 20, 2005, and concluded on November 2, 2005. The initial decision was issued on February 2, 2006, and the judge ruled in our favor on all material issues. On March 6, 2006, NOVEC filed its exceptions to the initial decision and we have 20 days to respond to NOVEC’s exceptions.

On March 8, 2005, FERC issued a second separate order, in which FERC consolidated the applications for an amended cost-of-service formula for New Dominion’s sales to the member distribution cooperatives, and for the cost allocation formula for our sales to New Dominion, then accepted them for filing, suspended them (subject to refund) and set them for hearing and settlement procedures. We began settlement discussions in March 2005 regarding the formulary rate. On October 5, 2005, a joint motion to suspend the procedural schedule was filed as a result of progressing settlement discussions and on October 6, 2005, the motion was granted and the procedural schedule was suspended. On October 14, 2005, we filed an offer of partial settlement with Bear Island and the VSCC to settle all the issues in these FERC proceedings and on December 23, 2005, the judge issued a Certification of Contested Partial Settlement and recommended that FERC approve the settlement without modification.

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

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below present selected historical information relating to our financial condition and results of operations. The financial data for the five years ended December 31, 2005, are derived from our audited consolidated financial statements. You should read the information contained in this table together with our consolidated financial statements, the related notes to the consolidated financial statements, and the discussion of this information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except ratios)
Statement of Operations Data:

Operating Revenues	$737,679	$588,451	$535,576	$494,642	$487,287
Operating Margin	68,196	61,615	57,941	43,983	44,895
Net Margin	12,109	12,134	12,056	9,996	8,440

Margins for Interest Ratio	1.22	1.25	1.31	1.20	1.21

	December 31,
	2005	2004	2003	2002	2001
	(in thousands, except ratios)
Balance Sheet Data:

Net Electric Plant	$1,074,226	$1,101,495	$1,085,406	$938,086	$695,008
Investments	254,813	250,520	276,998	278,218	356,048
Other Assets	383,327	198,323	199,932	213,755	203,877

Total Assets	$1,712,366	$1,550,338	$1,562,336	$1,430,059	$1,254,933

Capitalization:
Patronage Capital (1)	$271,833	$259,724	$247,590	$235,534	$225,538
Accumulated Other Comprehensive (Loss)/Income	—	—	—	(10,911)	398
Non-controlling Interest	25,062	8,225	—	—	—
Long-term Debt	832,980	852,910	873,041	750,682	625,232

Total Capitalization	$1,129,875	$1,120,859	$1,120,631	$975,305	$851,168

Equity Ratio(2)	24.6%	23.3%	22.1%	23.9%	26.5%

(1)	In 2001, we retired $7.5 million of patronage capital.
(2)	Equity ratio equals patronage capital divided by the sum of our long-term debt and patronage capital.

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

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“Old Dominion” or “we” or “our”), its subsidiaries and TEC Trading, Inc. (“TEC”). See Note 1—Summary of Significant Accounting Policies in Note 1 in the Notes to the Consolidated Financial Statements in Item 8.

Overview

Old Dominion is a not-for-profit power supply cooperative owned entirely by its twelve member distribution cooperatives and a thirteenth member, TEC. We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through a portfolio of resources including generating facilities, long-term and short-term physically-delivered forward power purchase contracts, and spot market purchases.

An event having significant effect on our financial results for the year ended December 31, 2005, was a delay encountered by Virginia Power in becoming a member of PJM and the resulting postponement of the transfer of operational control of its transmission facilities to PJM. On May 1, 2005, operational control of Virginia Power’s transmission facilities was transferred to PJM. Virginia Power had expected to become a member of PJM on January 1, 2005. With this transfer, all of our member distribution cooperatives’ capacity and energy requirements are now within the PJM control area and all of our generating facilities are under dispatch control of PJM.

Virginia Power anticipated becoming a member of PJM on January 1, 2005. Based on that expected schedule we purchased several forward energy contracts for delivery to the PJM control area beginning on that date for the purpose of serving the needs of our member distribution cooperatives on the Virginia mainland. Virginia Power did not join PJM and transfer operational control of its transmission facilities to PJM until May 1, 2005. Although we could have arranged for the energy under these forward energy contracts to be transmitted to our member distribution cooperatives, it was more economical to sell this energy to non-members and procure a similar amount of energy from other sources. As a result, our sales to non-members increased because we sold energy to the market that we had initially scheduled for delivery to the PJM control area. Relatedly, our purchased power expense also rose 38.1% for the year ended December 31, 2005, because we procured replacement energy outside of the PJM control area to serve these requirements.

Our non-member revenues also increased as a result of the consolidation of TEC, our sole Class B member, in accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“the Interpretation”). Under the Interpretation, revenues from sales by TEC are presented as non-member revenues effective January 1, 2005. Previously, our sales of energy to TEC were reflected as member revenues and TEC’s sales to third parties were not reflected in our financial statements.

Other factors impacting our financial results include changes in our power procurement strategies and increases in fuel costs and the market price of energy, which have impacted our purchased power costs. Additionally, as a result of these changes and increases, our derivative activity includes significant unrealized gains. Sales of energy to non-members increased as a result of our strategy to hedge a greater percentage of our exposure to spot market prices under purchasing arrangements. Also, our 2005 financial results were affected by the availability of our Marsh Run combustion turbine facility (“Marsh Run”) for commercial operation commencing in September 2004. As a result, our depreciation, amortization and decommissioning expense and fuel expense increased; and our interest charges, net increased because we ceased capitalizing interest with respect to the facility.

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

Accounting for Rate Regulation

We are a rate-regulated entity and, as a result, are subject to the accounting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for Certain Types of Regulation.” In accordance with SFAS No. 71, some of our revenues and expenses can be deferred at the discretion of our board of directors, which has budgetary and rate setting authority, if it is probable that these amounts will be refunded or recovered through our formulary rate in future years. Regulatory assets on our Consolidated Balance Sheet are costs that we expect to recover from our member distribution cooperatives based on rates approved by our board of directors in accordance with our formulary rate. Regulatory liabilities on our Consolidated Balance Sheet represent probable future reductions in our revenues associated with amounts that we expect to refund to our member distribution cooperatives based on rates approved by our board of directors in accordance with our formulary rate. See “—Factors Affecting Results—Formulary Rate” below. Regulatory assets are generally included in deferred charges and regulatory liabilities are generally included in deferred credits and other liabilities. We recognize regulatory assets and liabilities as expenses or as a reduction in expenses, concurrent with their recovery through rates.

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

Margin Stabilization Plan

We have a Margin Stabilization Plan that allows us to review our actual capacity-related costs of service and capacity revenue as of year end and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as required by our board of directors. Our formulary rate allows us to recover and refund amounts under the Margin Stabilization Plan. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, in the succeeding calendar year. Each quarter we adjust revenues and accounts payable—members or accounts receivable, as appropriate, to reflect these adjustments. In 2005 and 2003, under our Margin Stabilization Plan, we reduced operating revenues by $13.3 million and $3.2 million, respectively, and increased accounts payable—members by the same amounts. There was no adjustment to operating revenues under our Margin Stabilization Plan in 2004.

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

A significant portion of our asset retirement obligations relates to the future decommissioning of North Anna. At December 31, 2005, North Anna’s nuclear decommissioning asset retirement obligation totaled $44.7 million, which represented approximately 91.6% of our total asset retirement obligations. Because of its significance, the following discussion of critical assumptions inherent in determining the fair value of asset retirement obligations relates to those associated with our nuclear decommissioning obligations.

We obtain from third-party experts periodic site-specific “base year” cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for North Anna. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption. These studies were last performed in 2002 and new studies will be performed in 2006.

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities. The weighted average cost escalation rate used was 3.27%. The use of alternative rates would have been material to the liabilities recognized. For example, had we increased the cost escalation rate by 0.5% to 3.77%, the amount recognized as of December 31, 2005, for our asset retirement obligations related to nuclear decommissioning would have been $9.9 million higher.

Accounting for Derivative Contracts

We primarily purchase power under both long-term and short-term physically-delivered forward contracts to supply power to our member distribution cooperatives under our wholesale power contracts with them. See “Wholesale Power Contracts” in Item 1. These forward purchase contracts meet the accounting definition of a derivative; however, a majority of the forward purchase derivative contracts qualify for the normal purchases/normal sales exception under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” As a result, these contracts are not recorded at fair value. We record a liability and purchased power expense when the power under the forward physical delivery contract is delivered. We also purchase natural gas futures generally for three years or less to hedge the price of natural gas for the operation of our combustion turbine facilities and for use as a basis in determining the price of power in certain forward power purchase agreements. These derivatives do not qualify for the normal purchases/normal sales accounting exception.

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

The formulary rate has three main components: a demand rate, a base energy rate and a fuel factor adjustment rate. The formulary rate identifies the cost components that we can collect through rates, but not the actual amounts to be collected. With one minor exception, we can change our rates periodically to match the costs we have incurred and we expect to incur without seeking FERC approval.

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

Capacity costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, and our margin requirements and additional amounts approved by our board of directors are recovered through our demand rate. The formulary rate allows us to change the actual demand rate we charge as our capacity related costs change, without seeking FERC approval, with the exception of decommissioning cost, which is a fixed number in the formulary rate that requires FERC approval prior to any adjustment. Our demand rate is revised automatically to recover the costs contained in our budget and any revisions made by our board of directors to our budget.

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

Power Supply Resources

Market forces influence the structure of new power supply contracts into which we enter. We satisfy the majority of our member distribution cooperatives’ capacity and energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run, and Rock Springs, and we purchase power under long-term and short-term physically-delivered forward contracts and in the spot market to supply the remaining needs of our member distribution cooperatives.

Our operating expenses are significantly affected by the extent to which we purchase power and, relatedly, the availability of our base load generating facilities, Clover and North Anna. Base load generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-

fired facilities have relatively low variable costs, as compared to combustion turbine facilities such as Louisa, Marsh Run and Rock Springs. Owners of nuclear and other power plants incur the embedded fixed costs of these facilities whether or not the units operate. When either Clover or North Anna is off-line, we must purchase replacement energy from either Virginia Power or from the market. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of Clover and North Anna rather than our combustion turbine facilities. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they are more expensive to operate and, as a result, we will operate them only when the market price of energy makes their operation economical. The output of Clover and North Anna for the past three years as a percentage of maximum dependable capacity rating of the facilities was as follows:

	Clover			North Anna
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
Unit 1	86.7%	82.2%	86.6%	99.9%	91.3%	80.5%
Unit 2	80.7	92.2	81.4	91.3	91.7	90.4
Combined	83.7	87.2	84.0	95.6	91.5	85.5

Clover

Clover Unit 1 was off-line nine days in 2005, 37 days in 2004, and 20 days in 2003 for scheduled maintenance. It experienced no major unscheduled maintenance outages during these periods. Clover Unit 1 was off-line for approximately eight days for minor unscheduled outages during 2005.

Clover Unit 2 was off-line 34 days in 2005, five days in 2004, and 36 days in 2003 for scheduled maintenance. It experienced no major unscheduled maintenance outages during these periods. Clover Unit 2 was off-line for approximately nine days for minor unscheduled outages during 2005.

On May 1, 2005, operational control of Virginia Power’s transmission facilities was transferred to PJM. With that transfer, all of our member distribution cooperatives’ capacity and energy requirements are now within the PJM control area and our generating facilities are now under dispatch control of PJM. Accordingly, Clover Units 1 and 2 are operated pursuant to PJM dispatching requirements. During 2005, Clover Units 1 and 2 were dispatched less by PJM than they were by Virginia Power in prior years. When our generating facilities are dispatched less, we purchase more power to meet the needs of our member distribution cooperatives.

North Anna

North Anna Unit 1 experienced minor unscheduled outages during 2005. North Anna Unit 1 was off-line 24 days in 2004 for a scheduled refueling outage. North Anna Unit 1 was off-line 55 days in 2003 for a scheduled refueling outage and the replacement of the reactor vessel head. During 2003, North Anna Unit 1 also experienced an unscheduled ten-day outage.

North Anna Unit 2 experienced minor unscheduled outages during 2005. North Anna Unit 2 was off-line for 28 days in 2005 and 28 days in 2004 for a scheduled refueling outage. North Anna Unit 2 was off-line 33 days in 2003 for a scheduled refueling outage and the replacement of the reactor vessel head.

Combustion turbine facilities

During 2005, the operational availability of our Louisa, Marsh Run, and Rock Springs combustion turbine facilities was 98.2%, 97.4%, and 95.8%, respectively. During 2004, the operational availability of our Louisa, Marsh Run, and Rock Springs combustion turbine facilities was 96.8%, 90.5%, and 96.5%, respectively.

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

Tax Status

To maintain our tax-exempt status under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), we must receive at least 85% of our gross receipts from our members. The major components of our non-member receipts include:

•	investment interest;

•	interest from deposits associated with two long-term lease transactions related to Clover;

•	sales of excess power to non-members; and

•	gains related to financial hedging transactions.

If, in any given year, our member receipts are less than 85% of our gross receipts, we would become a taxable entity in that year, and may incur a tax liability. Our ability to maintain a tax-exempt status is dependent upon many factors, several of which are outside of our control, such as weather-related power sales and interest rates. A decrease in member revenues resulting from the effect of retail competition could also cause us to lose our tax-exempt status. See “—Competition and Changing Regulations” in Item 1. We regularly monitor the level of our member and non-member gross receipts to assist us in making adjustments to attempt to preserve our tax-exempt status. Our member receipts in each year have been in excess of 85% of total gross receipts.

Results of Operations

Operating Revenues

Operating revenues are derived from power sales to our members and non-members. Sales to members include sales to our Class A members, which are our twelve distribution cooperative members, and, for 2004 and 2003, sales to our single Class B member, TEC. Our operating revenues by type of purchaser for the past three years were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Member revenues:
Member distribution cooperatives	$657,022	$564,624	$511,496
TEC	—	18,890	14,310

Total Member revenues	657,022	583,514	525,806
Non-member revenues	80,657	4,937	9,770

Total Revenues	$737,679	$588,451	$535,576

In accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”), TEC was considered a variable interest entity for which Old Dominion was the primary beneficiary. Beginning in 2005, the income statement of TEC is consolidated and the inter-company revenues and expenses are eliminated in consolidation. Beginning January 1, 2005, we reported no sales to TEC because TEC is now consolidated as a result of the adoption of the Interpretation. TEC’s sales to third parties are reflected as non-member revenues.

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

Our revenues from sales to our member distribution cooperatives by formulary rate component, energy sales to our member distribution cooperatives, and average costs to our member distribution cooperatives per MWh for the past three years were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues from sales to member distribution cooperatives:
Base energy revenues	$200,993	$189,897	$176,037
Fuel factor adjustment revenues	232,345	141,795	110,079

Total energy revenues	433,338	331,692	286,116
Demand (capacity) revenues	223,684	232,932	225,380

Total revenues from sales to member distribution cooperatives	$657,022	$564,624	$511,496

Energy sales to member distribution cooperations (in MWh)	11,191,729	10,518,241	9,716,029
Average costs to member distribution cooperatives (per MWh)(1)	$58.71	$53.68	$52.64

(1)	Our average costs to our member distribution cooperatives is based on the blended cost of power from all of our power supply resources.

2005 Compared to 2004

Total revenues from sales to our member distribution cooperatives for the year ended December 31, 2005, increased $92.4 million, or 16.4%, as compared to the same period in 2004, primarily as a result of higher energy rates and increased sales of energy.

Our total energy rate (including our base energy rate and our fuel factor adjustment rate) was 22.8% higher, on a per MWh basis, for the year ended December 31, 2005, as compared to the same period in 2004. Due to continued higher energy costs in 2005, we increased our fuel factor adjustment rate effective April 1, 2005, resulting in an increase to our total energy rate of approximately 14.6%. During 2005, energy costs continued to rise and we increased our fuel factor adjustment rate effective October 1, 2005, resulting in an increase to our total energy rate of approximately 8.1%.

Sales volumes increased approximately 6.4% as a result of colder weather experienced by customers of our member distribution cooperatives in March of 2005 as compared to the same period in 2004, and warmer weather in June through September 2005 as compared to the same period in 2004, which created a greater requirement for power to operate heating and air conditioning systems.

The capacity costs we incurred, and thus the capacity-related revenues we reflected, for the year ended December 31, 2005, as compared to the same period in 2004, decreased $9.2 million, or 4.0%, primarily as a result of lower demand costs incurred in 2005.

Our average costs per MWh to member distribution cooperatives increased $5.03 per MWh, or 9.4%, for the year ended December 31, 2005, as compared to the same period in 2004, as a result of the increase in our total energy rate, partially offset by the increase in sales volumes.

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

The capacity costs we incurred, and thus the capacity-related revenues we reflected, for the year ended December 31, 2004, as compared to the same period in 2003, increased $7.6 million, or 3.4%, primarily as a result of higher capacity-related purchased power expenses. See “—Operating Expenses” for a discussion of purchased power expense.

Our average costs per MWh to member distribution cooperatives increased $1.04 per MWh, or 2.0%, for the year ended December 31, 2004, as compared to the same period in 2003, as a result of the increase in our total energy rate, partially offset by the increase in sales volumes.

Sales to TEC

In accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”), TEC is considered a variable interest entity for which Old Dominion was the primary beneficiary. Beginning in 2005, the income statement of TEC was consolidated and the inter-company revenues and expenses were eliminated in consolidation. Beginning January 1, 2005, we reported no sales to TEC because TEC was consolidated as a result of the adoption of the Interpretation. TEC’s sales to third parties are reflected as non-member revenues. Prior to January 1, 2005, sales to TEC consisted primarily of sales of excess energy that we did not need to meet the requirements of our member distribution cooperatives. We sold the portion of this energy that could not be utilized by our member distribution cooperatives to TEC for resale into the market, or to non-members. We refer to this energy as excess energy. These sales were $4.6 million higher in 2004 than in 2003 as a result of more excess purchased energy during the fourth quarter of 2004 as compared to 2003. Energy sales in MWh to TEC for 2004 and 2003 were 481,699 and 291,653, respectively.

Sales to Non-Members

Sales to non-members consist of sales of excess purchased energy and sales of excess generated energy. We primarily sell excess purchased energy to PJM. Prior to May 1, 2005, we also sold excess energy from Clover to Virginia Power pursuant to the requirements of the Clover operating agreement. Beginning in 2005, TEC’s sales to third parties are also reflected as sales to non-members. Non-member revenue increased by $75.7 million over the same period in 2004. The increase in non-member revenue is primarily due to an increase in the volume of excess energy sales and an increase in the prices at which we sold excess energy to non-members. Excess energy, which is sold to third parties, is the result of changes in our purchased power portfolio, differences between actual and forecasted energy needs, as well as changes in market conditions. Our non-members energy sales in MWh for 2005, 2004, and 2003, were 1,318,647, 87,836, and 262,077, respectively. The increase in non-member sales in MWh is driven by increased sales of excess energy as a result of the delay of Virginia Power joining PJM from January 1, 2005, to May 1, 2005, changes in market conditions as well as our strategy to hedge a greater percentage of our exposure to spot market prices under purchasing arrangements. Non-member revenues for the year ended December 31, 2004, were lower than in 2003 by $4.8 million because more excess energy was sold to TEC.

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

Components of Operating Expense

The components of our operating expenses for the years ended December 31, 2005, 2004, and 2003, were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Fuel	$143,332	$90,635	$75,242
Purchased power	434,557	314,763	295,386
Deferred energy	(26,135)	(8,775)	10,543
Operations and maintenance	34,221	40,595	40,678
Administrative and general	34,523	28,800	25,172
Depreciation, amortization and decommissioning	38,556	32,759	26,943
Amortization of regulatory asset/(liability), net	1,909	20,543	(2,101)
Accretion of asset retirement obligations	2,496	2,251	2,089
Taxes, other than income taxes	6,024	5,265	3,683

Total operating expense	$669,483	$526,836	$477,635

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

2005 Compared to 2004

Total operating expenses for 2005 increased $142.6 million, or 27.1%, over 2004 primarily due to increases in purchased power expense and fuel expense. These increases were partially offset by the change in the amortization of regulatory asset/(liability), net and the change in deferred energy expense.

Purchased power expense increased $119.8 million, or 38.1%, as a result of the purchase of additional energy from the market to supply our member distribution cooperatives’ requirements and a 14.2% increase in the average price of purchased power. During 2005, Clover was dispatched less by PJM based upon economic factors, which resulted in increased purchased power.

Fuel expense increased $52.7 million, or 58.1%, primarily due to the 62.6% increase in the average price of coal and the 35.8% increase in the average price of natural gas in 2005 as compared to 2004. Marsh Run began commercial operation in September of 2004.

Amortization of regulatory asset/(liability), net changed $18.6 million, or 90.7%, resulting in decreased operating expenses primarily due to the acceleration of the amortization of a regulatory asset in 2004. This regulatory asset was established in 2002 in connection with the collection of additional amounts we collected and then paid relating to a dispute under a power purchase agreement with Public Service Gas and Electric Company (“PSE&G”).

Deferred energy expense changed $17.4 million, or 197.8%, over 2004 reflecting a greater under-collection of energy costs in 2005 as compared to 2004. The $26.1 million we under-collected in 2005 changed our deferred energy balance from a $4.8 million liability at December 31, 2004, to a $21.3 million asset at December 31, 2005.

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

Deferred energy expense decreased $19.3 million, or 183.2%, over 2003 reflecting a change to an under-collection of energy costs in 2004 as compared to an over-collection of energy costs in 2003. During 2004, we collected $8.8 million less than the energy costs incurred as compared to 2003, when we collected $10.5 million in excess of energy costs incurred. The $8.8 million we under-collected in 2004 decreased our end-of-year deferred energy balance from $13.6 million to $4.8 million.

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

Other Items

Investment Income

Investment income increased in 2005 by $3.7 million, or 128.6%, as a result of both higher yields on our cash and temporary investments and higher investable balances than in 2004. We earned higher yields on our invested funds largely as a result of the fact that the Federal Reserve Board raised the Federal Funds rate eight times during 2005. Our higher investable balance occurred primarily during the last five months of the year when we held cash posted from counterparties under terms of our power purchase and sale agreements.

Investment income decreased in 2004 by $0.4 million, or 10.8%, due to a decrease in invested funds. Our average balance of investments—other, and cash and cash equivalents decreased from 2003 to 2004 as we spent proceeds from our 2002 and 2003 debt issuances to fund our Marsh Run construction expenditures as well as the liquidation of investments to pay the PSE&G settlement.

Interest Charges, Net

The primary factors affecting our interest expense are scheduled payments of principal on our indebtedness, prepayments of indebtedness, issuance of new indebtedness, and capitalized interest.

The major components of interest charges, net for the years ended December 31, 2005, 2004, and 2003, were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Interest expense on long-term debt	$(56,700)	$(56,252)	$(57,042)
Other	(3,845)	(4,415)	(3,242)

Total Interest Charges	(60,545)	(60,667)	(60,284)
Allowance for borrowed funds used during construction	198	8,161	14,495

Interest Charges, net	$(60,347)	$(52,506)	$(45,789)

Interest charges, net increased in 2005 by $7.8 million, or 14.9%, as compared to 2004, primarily due to the reduction of capitalized interest associated with Marsh Run. We ceased capitalizing interest on Marsh Run in September 2004 when the facility became commercially operable. Capitalized interest is computed monthly using an interest rate, which reflects our embedded cost of indebtedness, multiplied by our investment in projects under construction.

Interest charges, net increased in 2004 by $6.7 million, or 14.7%, as compared to 2003, primarily due to the $6.3 million decrease in allowance for borrowed funds used during construction balance. Allowance for borrowed funds used during construction decreased in 2004 because Louisa and Rock Springs were completed in 2003.

Financial Condition

The principal changes in our financial condition from December 31, 2004 to December 31, 2005, were caused by increases in regulatory liabilities, deferred charges-other, accounts payable, the change in deferred energy, increases in accounts payable-members, and accounts payable-deposits. Regulatory liabilities increased $53.5 million primarily due to the increase in fair value of our forward purchase power contracts and natural gas futures for which cash flow hedge accounting is not utilized. Deferred charges-other increased $37.2 million as a result of the increase in fair value of our forward purchase power contracts and natural gas futures. Accounts payable increased $30.1 million as a result of increased purchased power. Our deferred energy balance changed from a net over-collection of energy costs of $4.8 million to a net under-collection of energy costs of $21.3 million, reflecting the fact that our energy rate did not adequately collect our energy costs in 2005. Accounts payable-members increased $25.5 million due to increased member prepayments and amounts owed to our member distribution cooperatives through our Margin Stabilization Plan. Accounts payable-deposits increased $24.7 million because our counterparties were required to post deposits pursuant to credit terms in our master power purchase and sales agreements with them.

Liquidity and Capital Resources

Sources

Cash generated by our operations, issuances of indebtedness and, periodically, borrowings under available lines of credit and our revolving credit facility provide our sources of liquidity and capital.

Operations

Historically, our operating cash flows have been sufficient to meet our short- and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. Our operating activities provided cash flows of $122.6 million, $0.9 million, and $17.1 million, in 2005, 2004, and 2003, respectively. Operating activities in 2005 were primarily impacted by the change in current liabilities, and the change in regulatory assets and liabilities, partially offset by the change in deferred charges and credits, the change in current assets, and the change in deferred energy. Current liabilities changed $89.4 million primarily as a result of increased accounts payable related to purchased power and fuel costs, and accounts payable-members as a result of member prepayments and amounts owed to our member distribution cooperatives under our Margin Stabilization Plan. Regulatory assets and liabilities changed $63.6 million primarily due to deferred derivative activity, which was partially offset by the change in deferred charges and credits. The $12.6 million change in deferred charges and credits relates to the unrealized mark-to-market on our derivative contracts less the impact of the consolidation of TEC. Current assets changed $55.6 million primarily due to the increase in accounts receivable. At December 31, 2005, we had an under-collected deferred energy balance of $21.3 million as compared to an over-collected deferred energy balance of $4.8 million at December 31, 2004, which resulted in a cash outflow of $26.1 million.

Credit Facilities

In addition to liquidity from our operating activities, we maintain committed lines of credit and revolving credit facilities to cover our short- and medium-term funding needs. Currently, we have short-term committed variable rate lines of credit in an aggregate amount of $180.0 million, all of which are available for general working capital purposes. At December 31, 2005 and 2004, we had no short-term borrowings or letters of credit outstanding under any of these arrangements. We expect these working capital lines of credit to be renewed as they expire.

Our short-term committed variable rate lines of credit are more particularly described by lender, the amount of the line of credit and the expiration date as follows:

Lender	Amount	Expiration Date
	(in millions)
Bank of America, N.A.	$30.0	September 30, 2006
Bank of America, N.A.	30.0	June 26, 2006
Branch Banking and Trust Company of Virginia	25.0	April 30, 2006
CoBank, ACB	25.0	October 30, 2006
JPMorgan Chase Bank	70.0	May 9, 2006

	$180.0

In addition to our lines of credit, we have two committed three-year revolving credit facilities, $50.0 million each, available for capital expenditures and general corporate purposes. Our revolving credit facility with CoBank, ACB expires on March 18, 2007. Our revolving credit facility with National Rural Utilities Cooperative Finance Corporation expires on January 30, 2009. As of December 31, 2005 and 2004, there were no borrowings or letters of credit outstanding under these facilities.

Our credit agreements relating to our lines of credit and revolving credit facilities contain customary events of default, which, if they occur, would terminate our ability to borrow amounts under those facilities and potentially accelerate any outstanding loans under those facilities at the election of the lender. Some of these customary events of default relate to:

•	our failure to timely pay any principal and interest due under that credit facility;

•	a breach by us of our representations and warranties in the credit agreement or related documents;

•	a breach of a covenant contained in the credit agreement, which, in some cases we are given an opportunity to cure and, in one case, includes a debt to capitalization financial covenant;

•	failure to pay, when due, other indebtedness above a specified amount;

•	an unsatisfied judgment above specified amounts; and

•	bankruptcy events relating to us.

Financings

We fund the portion of our capital expenditures that we are not able to supply from operations through financings in the market. Since 1983, these capital expenditures have consisted primarily of the costs related to the acquisition of our interest in North Anna, our share of the costs to construct Clover, other capital improvements and additions to Clover and North Anna, and the development and construction of our three combustion turbine facilities, which accounted for a significant portion of our cash expenditures in 2004. In 2005 and 2004, we did not engage in any material financing activities.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. We expect that cash flows from our operations and our existing lines of credit and revolving credit facilities will be sufficient to meet our currently anticipated operational and capital requirements.

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities. We review these projections frequently in order to update our calculations to reflect changes in our future plans, construction costs, market factors, and other items affecting our forecasts. Our actual capital expenditures could vary significantly from these projections. The table below summarizes our actual and projected capital expenditures, including nuclear fuel and capitalized interest, for 2003 through 2008:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2003	2004	2005	2006	2007	2008
	(in millions)
Combustion turbine facilities	$160.0	$38.5	$5.1	$2.5	$0.5	$0.5
Clover	2.8	3.4	1.6	4.5	2.5	8.0
North Anna	8.5	11.7	13.2	13.5	15.8	15.2
Other	0.5	1.0	0.2	1.5	0.7	0.7

Total	$171.8	$54.6	$20.1	$22.0	$19.5	$24.4

Nearly all of our capital expenditures consist of additions to electric plant and equipment. Our future capital requirements include our portion of the cost of the nuclear fuel purchased for North Anna and other capital expenditures including generation facility improvements. We intend to use our cash from operations to fund all of our currently projected capital requirements through 2008.

Contractual Obligations

In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our generating facilities, power purchases, the financing of our operations and other matters. See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1 and

“Future Issues—Reliance on Market Purchases of Energy.” The following table summarizes our long-term contractual obligations at December 31, 2005:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term indebtedness	$1,442.7	$71.2	$145.1	$405.0	$821.4
Capital lease obligations(1)	—	—	—	—	—
Operating lease obligations	381.3	3.2	6.2	11.6	360.3
Purchase obligations	0.1	0.1	—	—	—
Power purchase obligations	463.9	266.4	197.5	—	—
Other long-term liabilities(1)	—	—	—	—	—
Asset retirement obligations	297.9	—	—	—	297.9
Construction obligations(1)	—	—	—	—	—

Total	$2,585.9	$340.9	$348.8	$416.6	$1,479.6

(1)	We have no capital lease obligations, no other long-term liabilities, and no construction obligations that are considered contractual obligations.

We expect to fund these obligations with cash flow from operations, unused proceeds from our issuances of long-term indebtedness and the issuances of additional long-term indebtedness.

Long-term Indebtedness

At December 31, 2005, nearly all of our long-term indebtedness was issued under the Indenture. This indebtedness includes bonds issued to the public and bonds issued to local governmental authorities in consideration for loans to us of the proceeds of tax-exempt offerings of indebtedness by those governmental authorities. Long-term indebtedness includes both the principal of and interest on long-term indebtedness, long-term indebtedness due within one year and unamortized discounts and premiums relating to long-term indebtedness.

Operating Lease Obligations

In 1996, we entered into two separate long-term lease transactions of our undivided interests in each of Clover Unit 1 and Clover Unit 2. See “Properties—Clover” in Item 2. Our obligations described above relate to a portion of our obligations under these leases, including periodic basic rent. We fund substantially all of our payment of these obligations through the application of the proceeds of investments we purchased at the time we entered into the leases. The investments are rated “AAA” by Standard & Poor’s Ratings Services (“S&P”) and “Aaa” by Moody’s Investors Service (“Moody’s”). Operating lease obligations includes (1) periodic basic rent obligations under the two separate long-term lease transactions which will not be satisfied by the payment undertakers under the payment undertaking agreements, and (2) the purchase option prices at the end of the term of the Leasebacks.

Purchase Obligations

During 2002, we had entered into an operations and maintenance agreement with CED Operating Co., LLP, for the Rock Springs facility. We have only included the fixed charges under this agreement. The ongoing operating payment obligation will vary based on the operation of this facility.

Power Purchase Obligations

As part of our power supply strategy, we entered into a number of agreements for the purchase of capacity and energy in order to meet our member distribution cooperatives’ requirements. See “Business—Power Supply Resources—Power Purchase Contracts “ in Item 1. Some of these power purchase agreements contain firm capacity and minimum energy purchase obligations.

Asset Retirement Obligations

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” which requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. A significant portion of our asset retirement obligations relates to the future decommissioning of North Anna in 2055.

Significant Contingent Obligations

In addition to these existing contractual obligations, we have significant contingent obligations. These obligations primarily relate to our power purchase arrangements and leases of our interest in Clover. See “Properties—Clover” in Item 2.

To facilitate the ability of TEC, which is consolidated in our financial statements as of December 31, 2004, to sell power in the market, we have agreed to guarantee up to a maximum of $60.0 million of TEC’s delivery and payment obligations associated with its energy trades if requested. See “Business—TEC” in Item 1. Our agreement to guarantee these obligations continues in effect until we elect to terminate it by providing at least 30 days prior written notice of termination or until all amounts owed to us by TEC have been paid. Our guarantee of TEC’s obligations will enable it to maintain sufficient credit support to meet its delivery and payment obligations associated with its energy trades. At December 31, 2005, we had issued a total of $19.6 million in guarantees outstanding on behalf of TEC and $0.2 million were outstanding.

In limited circumstances, we have obligations to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. These circumstances relate to our lease and leaseback of our undivided interest in Clover Unit 1 and some of our purchases of power in the market.

In connection with the lease and leaseback of our undivided interest in Clover Unit 1, we agreed to deliver a letter of credit to the institutional investor party to the lease within 90 days after our obligations under the Indenture are either rated below “A-” by S&P or “Baa2” by Moody’s, or if such obligations are placed on negative credit watch by either S&P or Moody’s while rated “A-” by S&P or “Baa2” by Moody’s, respectively. If our ratings had been below this minimum rating at December 31, 2005, the amount of the letter of credit we would have been required to provide was $53.8 million. The amount of any letter of credit we are required to deliver in connection with the lease decreases over time to zero by December 18, 2018.

In addition, like many other utilities, we purchase power in the market pursuant to a form master power purchase and sale agreement (“EEI Form Contract”) prepared by the Edison Electric Institute, an association of U.S. investor-owned electric utilities and industry affiliates. The EEI Form Contract is intended to standardize the terms and conditions of purchases of power in the market and consequently foster trading among utilities. Under the terms of the EEI Form Contract, a utility may agree to provide collateral if its ratings fall below a specified threshold. At December 31, 2005, we were party to 40 agreements based on the EEI Form Contract and one other power purchase agreement obligating us to provide collateral if our credit ratings fell below specified thresholds. Collectively, at December 31, 2005, if the credit ratings by S&P and Moody’s of our obligations issued under the Indenture fell below “BBB” or “Baa2”, or investment grade (i.e., “BBB-” or “Baa3”), respectively, we would not have been obligated to provide collateral. This calculation is based on energy prices on December 31, 2005 and delivered power for which we have not yet paid. Depending on the difference between the price of power under the contracts and the price of power in the market at the time of the calculation, this amount could increase or decrease.

Additionally, in accordance with the credit policy of PJM, PJM subjects each applicant, participant and member of PJM to a complete credit evaluation to determine its creditworthiness, and whether it must provide any collateral to support its obligations in connection with its PJM transactions. PJM has never required us to provide any collateral to support our obligations. A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide collateral. As of December 31, 2005, if PJM determined that we needed to provide collateral to support our obligations, PJM could have asked us to provide up to approximately $28.9 million of collateral security.

Finally, several of the power purchase agreements we utilize to satisfy our member distribution cooperatives’ capacity and energy requirements obligate us to purchase capacity or energy or both beyond specified minimum amounts based on our requirements. See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1.

Off-Balance Sheet Arrangements

In 1996, we entered into two lease transactions relating to our 50% undivided ownership interest in Clover. See “Properties—Clover” in Item 2. One lease relates to our undivided interest in Clover Unit 1 and the other relates to our undivided interest in Clover Unit 2 and, in each case, the common facilities. In both transactions, we leased our undivided interests in the facilities to an owner trust for the benefit of an investor for the full productive life of Unit 1 and Unit 2 in exchange for one-time rental payments at the beginning of the leases of $315.0 million and $320.0 million, respectively. Immediately after the leases to the owner trusts, we leased the units back for terms of 21.8 years and 23.4 years, respectively, and agreed to make periodic rental payments to the owner trusts.

We used a portion of the one-time rental payments we received in each transaction to enter into payment undertaking agreements and to purchase investments, which provide for substantially all of:

•	our periodic basic rent payments under the leasebacks; and

•	the fixed purchase price of the interests in the units at the end of the terms of the leasebacks if we exercise our option to purchase the interests of the owner trusts in the units at that time.

The payment undertaking agreements and investments are issued or insured by entities, which have claims paying abilities or senior debt obligations which are rated “AAA” by S&P and “Aaa” by Moody’s. After entering into the payment undertaking agreements, making the investments and paying transaction costs, we had $23.7 million and $39.3 million, respectively, remaining of the one-time rental payments in the Unit 1 and Unit 2 transactions. As a result, following completion of the transactions, we retained possession and our initial entitlement to the output of the units, and we had funds of $63.0 million remaining.

Both leasebacks require us to make periodic basic rental payments. For 2005, our statement of cash flow reflects payments we made of basic rent to the Unit 1 and Unit 2 owner trusts of $1.3 million and $2.9 million, respectively. Of these payments, $1.1 million and $2.9 million, respectively, were funded through distributions from the investments made with lease proceeds. In addition to these amounts, approximately $11.9 million and $26.1 million of additional basic rent was required under the Unit 1 and Unit 2 leases, respectively, in 2005. These additional amounts of basic rent were paid by third parties, “payment undertakers,” under payment undertaking agreements. As described above, Old Dominion made a payment to each of the payment undertakers at the inception of the leasebacks in consideration for the payment undertakers agreeing to pay additional amounts of basic rent as they become due. Old Dominion has no obligation to pay or repay additional amounts to the payment undertaker in the future. Under each of these arrangements, Old Dominion made a payment to the payment undertaker in return for which the payment undertaker agreed to make payments directly to the lender in the related lease transaction in satisfaction of a portion of our basic rent payment obligation under the leaseback and the owner trust’s repayment obligation under the loan to it. At December 31, 2005, both the value of the portion of our lease obligations to be paid by the payment undertaker, as well as the value of our interest in the related payment undertaking agreements, totaled approximately $279.2 million and $240.7 million for Unit 1 and Unit 2, respectively. Our financial statements do not reflect the payment undertaking agreements, the payments made by the payment undertaker or the payment of this portion of basic rent. We remain liable for all rental payments under the leasebacks if the payment undertaker fails to make such payments, although the owner trusts have agreed to pursue the payment undertakers before pursuing payment from us.

At the end of the term of both leasebacks, we have the option to purchase the owner trust’s interest in the applicable unit or arrange for an acceptable third party to enter into a power purchase agreement with the owner trust. If we decide to purchase the owner trust’s interest in a unit, we must pay the applicable owner trust a fixed purchase price of $430.5 million in the case of Unit 1, and $458.9 million in the case of Unit 2. Payments under the payment undertaking agreements will fund a substantial portion of these payments. Substantially all of the remainder of these payments will be funded by the investments we made at the inception of the leaseback. If we do not elect to purchase the owner trust’s interest in either unit, Virginia Power has an option to purchase that interest. If Virginia Power elects to purchase the interest but fails to pay the purchase price when due, we are obligated to make that payment, with interest, within 30 days.

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

Future Issues

Changes in the Electric Utility Industry and Possible Restructuring

In the 1990’s, new federal and state laws and regulations deregulated some portions of the electric utility industry and resulted in increased competition among wholesale electricity suppliers and increased access to transmission services by these suppliers. See “Regulation—Competition” in Item 1. The electric utility industry has also been impacted by the response of the market and federal and state governmental authorities to the California energy crisis, the bankruptcy of Enron Corporation, and significant fluctuations in the availability and cost of fuel for the generation of electricity. Other significant factors that have affected the operations of electric utilities in recent years include the use of alternative fuel sources for space and water heating and household appliances; fluctuating rates of load growth; compliance with environmental regulations; licensing and other factors affecting the construction, operation, and cost of new and existing facilities; and the effects of conservation, energy management, and other governmental regulations on the use of electric energy.

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

Also as a result of these events, many member distribution cooperatives are providing or considering providing non-traditional products and services such as satellite television, propane and natural gas, and internet and other services. In addition, our member distribution cooperatives may desire greater flexibility in their power supply options in the future, which may require an amendment to their wholesale power contracts. See “Business—Member Distribution Cooperatives—Wholesale Power Contracts” and”—Northern Virginia Electric Cooperative” in Item 1 and “Legal Proceedings in Item 3.

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

Because we have and will rely heavily on market purchases of energy, we have taken two primary steps to reduce our exposure to future price fluctuations in the energy market. We have secured, through market purchases or energy contracts, a substantial portion of our energy requirements not supplied by our generating facilities or the combustion turbine facilities through the end of 2006. We plan to continue purchasing energy for significant periods into the future by utilizing a combination of long-term and short-term physically-delivered forward fixed price contracts and option contracts for the purchase of energy, as well as spot market purchases. In addition, we plan to use similar efforts to manage our exposure to market changes in the price of fuel, especially changes in the price of natural gas. Second, we have engaged APM, an energy trading and risk management company, to assist us in executing trades to purchase energy, developing a strategy of when to operate the combustion turbine facilities or purchase energy, modeling our power requirements, and analyzing our power purchase contracts and credit risks of counterparties. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. We continue to review our power supply resource options and future requirements. As we have done in the past, we expect to adjust our portfolio of power supply resources to reflect our projected power requirements and changes in the market.

Restated Indenture

In 2001, we entered into a supplemental indenture to the Indenture that contains provisions, which, if they become effective, will amend and restate the Indenture to release its lien on our property. This amended and restated indenture (the “Restated Indenture”) will become effective when all obligations under the Indenture issued prior to September 1, 2001, cease to be outstanding or when the holders of those obligations consent to the effectiveness of the Restated Indenture. We have $1.0 million of obligations issued under the Indenture prior to September 1, 2001, the holders of which have not consented to the effectiveness of the Restated Indenture. We have the ability to redeem these obligations on any June 1 or December 1, following appropriate notice to the holders of those obligations. The amendment and restatement may not occur, however, if, immediately afterwards, an event of default exists under the Indenture or an event of default would occur. The release of a subordinated mortgage on our interest in Clover Unit 2 also is to be obtained prior to the amendment and restatement. After the date the Restated Indenture becomes effective, the obligations outstanding under the Restated Indenture will be unsecured general obligations, ranking equally and ratably with all of our other unsecured and unsubordinated obligations.

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

As an example of our level of exposure to market price risk, a 10% increase in the purchase price of our unhedged power, natural gas and coal purchases is estimated to have increased these expenses by approximately $18.3 million or 3.4% of total energy-related operating expenses in 2005. Conversely, a 10% decrease in these purchase prices is estimated to have decreased expenses by approximately the same amount. This calculation assumes generation and purchases consistent with historical performance and applies the 10% increase or decrease only to purchases not hedged at the beginning of 2005.

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices. At December 31, 2005, we estimate that the fair value of our purchase power agreements and forward purchases of energy and natural gas is between $1.3 and $1.4 billion. Approximately 55% of the fair value of this portfolio is estimable using observable market prices. The remaining 45% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices. In the absence of observable market prices, the valuation of the 45% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model, which we have developed with the assistance of APM. As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio. As an example of our portfolio’s exposure to market price risk, a 10% increase in the price of the commodities hedged by the portion of this portfolio with observable market prices is estimated to have increased the fair value of this portion of the portfolio by $71.6 million at December 31, 2005. Conversely, a 10% decrease in the price of the commodities hedged by the same portion of this portfolio is estimated to have decreased the fair value of this portion of the portfolio by $71.6 million. To the extent all or portions of our portfolio are liquidated at above or below our original cost, these gains or losses are factored into the energy costs billed to our members pursuant to our formulary rate.

The hedging instruments we use to mitigate market price risk generally include collateral requirements that require us to deposit funds or post letters of credit with counterparties when a counterparty’s credit exposure to us is in excess of agreed upon credit limits. When commodity prices decrease to levels below the levels where we have hedged future costs, we may be required to use a material portion of our cash or liquidity facilities to cover these collateral requirements. For example, a 10% decrease in the price of the commodities hedged by our portfolio would have required us to post collateral of approximately $16.7 million at December 31, 2005.

Through our relationship with APM, we have formulated policies and procedures to manage the risks associated with these market price fluctuations. We use various commodity instruments, such as hedges, forwards and options, to reduce our risk exposure. We use APM to assist us in managing our market price risks by:

•	maintaining a portfolio model that identifies our power producing resources (including our power purchase contract positions and generating capacity, and fuel supply, transportation and storage arrangements) and analyzing the optimal use of these resources in light of costs and market risks associated with using these resources;

•	modeling our power obligations and assisting us with analyzing alternatives to meet our member distribution cooperatives’ power requirements;

•	selling power as our agent and the agent of TEC; and

•	executing hedge trades to stabilize the cost of fuel requirements, primarily natural gas, used to operate our combustion turbine facilities and to limit our exposure under power purchase contracts with variable rates based on natural gas prices.

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

Interest Rate Risk and Equity Price Risk

In 2005, all of our outstanding long-term indebtedness accrued interest at fixed rates, except for a $6.8 million promissory note owed to Virginia Power which relates to the loan to us of a portion of the proceeds of a tax-exempt debt financing. A 2% rise in interest rates would result in our paying Virginia Power approximately $135,000 of additional interest per year.

We also have $180.0 million of committed available lines of credit and $100.0 million available under revolving credit agreements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Any amounts we borrow under these facilities will accrue interest at a variable rate. During 2005, no amounts were outstanding under any of these facilities.

At December 31, 2005, $7.7 million of our cash and cash equivalents was invested primarily in fixed-income securities. Due to the short-term nature of these investments, an increase or decrease in interest rates is unlikely to materially increase or decrease the income generated by our cash and cash equivalents.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust fund so that the fund balance will cover the estimated cost to decommission North Anna at the time of decommissioning. At December 31, 2005, $31.5 million of these funds were invested in fixed-income securities and $47.6 million of these funds were invested in equity securities. The value of these equity and fixed income securities will be impacted by changes in interest rates and price fluctuations in equity markets. To minimize adverse changes in the aggregate value of the trust fund, we actively monitor our portfolio by measuring the performance of our investments against market indexes and by maintaining and reviewing established target allocation percentages of assets in our trust to various investment options. We believe the trust fund’s exposure to changes in interest rates and price fluctuations in equity markets will not have a material impact on our financial results.

Credit Risk

Credit risk is defined as the potential loss that we could incur as a result of non-payment or non-performance by a counterparty. We attempt to measure and monitor the amount of our credit risk principally in order to maintain an acceptable level of credit risk. We are exposed to credit risk through our power and fuel purchases and sales.

Our internal risk management committee has the overall responsibility to review and manage our credit risk and does so on a regular basis. We have adopted a Credit Risk Policy that establishes the basis for determining counterparty credit standards and processes to determine credit limits. Through our relationship with APM, we obtain information and assistance to enable us to manage our credit risk. If required by our credit standards and limits, we require counterparties to provide collateral in the form of letters of credit, cash, parent guarantees or other collateral in the future upon the occurrence of specified events. Our risk management committee monitors our credit exposure on a regular basis. At December 31, 2005, we held $24.7 million of collateral from our counterparties related to power and fuel purchases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors

Old Dominion Electric Cooperative

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative as of December 31, 2005 and 2004, and the related consolidated statements of revenues, expenses and patronage capital, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Electric Cooperative at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements the Cooperative changed its method of accounting for variable interest entities effective December 31, 2004, to comply with the accounting provisions of Financial Accounting Standard Interpretation No. 46R.

As discussed in Note 3 to the consolidated financial statements, the Cooperative changed its method of accounting for asset retirement obligations effective January 1, 2003, to comply with the provisions of Statement of Financial Accounting Standards No. 143.

Richmond, Virginia

March 20, 2006

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

	2005	2004
	(in thousands)
ASSETS:
Electric Plant:
In service	$1,519,578	$1,511,848
Less accumulated depreciation	(470,735)	(431,678)

	1,048,843	1,080,170
Nuclear fuel, at amortized cost	9,018	10,493
Construction work in progress	16,365	10,832

Net Electric Plant	1,074,226	1,101,495

Investments:
Nuclear decommissioning trust	79,464	75,917
Lease deposits	163,156	156,909
Other	12,193	17,694

Total Investments	254,813	250,520

Current Assets:
Cash and cash equivalents	98,633	17,564
Deposits	24,686	—
Accounts receivable	25,242	9,438
Accounts receivable - members	80,569	62,402
Fuel, materials and supplies	25,669	29,153
Deferred energy	21,328	—
Prepayments	3,304	2,866

Total Current Assets	279,431	121,423

Deferred Charges:
Regulatory assets	43,753	53,920
Other	60,143	22,980

Total Deferred Charges	103,896	76,900

Total Assets	$1,712,366	$1,550,338

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$271,833	$259,724
Non-controlling interest	25,062	8,225
Long-term debt	832,980	852,910

Total Capitalization	1,129,875	1,120,859

Current Liabilities:
Long-term debt due within one year	22,917	22,917
Accounts payable	89,854	59,798
Accounts payable - members	64,110	38,655
Accounts payable - deposits	24,686	—
Accrued expenses	33,740	14,527
Deferred energy	—	4,807

Total Current Liabilities	235,307	140,704

Deferred Credits and Other Liabilities:
Asset retirement obligations	48,810	46,295
Obligations under long-term leases	166,043	159,902
Regulatory liabilities	95,271	41,782
Other	37,060	40,796

Total Deferred Credits and Other Liabilities	347,184	288,775

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,712,366	$1,550,338

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(in thousands)
Operating Revenues	$737,679	$588,451	$535,576

Operating Expenses:
Fuel	143,332	90,635	75,242
Purchased power	434,557	314,763	295,386
Deferred energy	(26,135)	(8,775)	10,543
Operations and maintenance	34,221	40,595	40,678
Administrative and general	34,523	28,800	25,172
Depreciation, amortization and decommissioning	38,556	32,759	26,943
Amortization of regulatory asset/(liability), net	1,909	20,543	(2,101)
Accretion of asset retirement obligations	2,496	2,251	2,089
Taxes other than income taxes	6,024	5,265	3,683

Total Operating Expenses	669,483	526,836	477,635

Operating Margin	68,196	61,615	57,941

Other (Expense)/Income, net	(157)	129	(71)
Investment Income	6,620	2,896	3,246
Interest Charges, net	(60,347)	(52,506)	(45,789)

Net Margin before income taxes, non-controlling interest and cumulative effect of change in accounting principle	14,312	12,134	15,327
Income taxes	(881)	—	—
Non-controlling interest	(1,322)	—	—
Cumulative effect of change in accounting principle	—	—	(3,271)

Net Margin	12,109	12,134	12,056
Patronage Capital - Beginning of Year	259,724	247,590	235,534

Patronage Capital - End of Year	$271,833	$259,724	$247,590

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(in thousands)
Net Margin	$12,109	$12,134	$12,056

Other Comprehensive Income:
Unrealized gain on derivative contracts (net of taxes of $10.0 million for 2005 and no tax effect for 2003(1))	15,592	—	10,911

Other comprehensive income before non-controlling interest	15,592	—	10,911
Less: Non-controlling interest in comprehensive income	(15,592)

Comprehensive Income	$12,109	$12,134	$22,967

(1)	The tax effect relates to the consolidation of TEC Trading, Inc.’s results of operations beginning in 2005.

TEC Trading, Inc. is a taxable entity.

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(in thousands)
Operating Activities:
Net Margin	$12,109	$12,134	$12,056

Adjustments to reconcile net margins to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	3,271
Depreciation, amortization and decommissioning	38,556	32,759	26,943
Other noncash charges	11,555	10,779	5,940
Non-controlling interest	1,322	—	—
Amortization of lease obligations	10,368	9,964	9,527
Interest on lease deposits	(9,953)	(9,542)	(9,093)
Change in current assets	(55,611)	(18,111)	(18,812)
Change in deferred energy	(26,135)	(8,775)	10,543
Change in current liabilities	89,442	(39,952)	(18,290)
Change in regulatory assets and liabilities	63,558	15,134	(7,074)
Change in deferred charges and credits	(12,652)	(3,446)	2,098

Net Cash Provided by Operating Activities	122,559	944	17,109

Financing Activities:
Retirement of long-term debt	—	—	(152,642)
Payment of long-term debt	(22,917)	—	—
Obligations under long-term leases	(521)	(529)	(200)
Additions of long-term debt	—	—	250,000
Debt issuance costs	—	—	(3,302)

Net Cash (Used for)/Provided by Financing Activities	(23,438)	(529)	93,856

Investing Activities:
Purchases of available for sale securities	(101,085)	(10,500)	(408,250)
Proceeds from sale of available for sale securities	107,540	53,000	428,850
Increase in other investments	(4,403)	(3,234)	(323)
Consolidation of TEC Trading, Inc.	—	2,488	—
Electric plant additions	(20,104)	(56,363)	(166,859)
Decommissioning fund deposits	—	—	(454)

Net Cash (Used for) Investing Activities	(18,052)	(14,609)	(147,036)

Net Change in Cash and Cash Equivalents	81,069	(14,194)	(36,071)
Cash and Cash Equivalents-Beginning of Year	17,564	31,758	67,829

Cash and Cash Equivalents-End of Year	$98,633	$17,564	$31,758

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“Old Dominion” or “we” or “our”), its subsidiaries and TEC Trading, Inc. (“TEC”). In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”), TEC, our sole class B member, is considered a variable interest entity for which we are the primary beneficiary and has been consolidated as of December 31, 2004. We have eliminated all intercompany balances and transactions in consolidation. As TEC is 100% owned by our twelve member distribution cooperatives, its equity is presented as a non-controlling interest in our consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities is recorded using the equity method of accounting.

We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are twelve customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland, and parts of West Virginia. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. Our rates are not regulated by the respective states’ public service commissions, but are set periodically by a formula that was accepted for filing by the Federal Energy Regulatory Commission (“FERC”) on December 23, 2003. An amendment to the formula was accepted for filing by FERC on February 19, 2005, subject to the outcome of other pending Old Dominion FERC proceedings.

We comply with the Uniform System of Accounts prescribed by FERC. In conformity with accounting principles generally accepted in the United States (“GAAP”), the accounting policies and practices applied by us in the determination of rates are also employed for financial reporting purposes.

In accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”), TEC was considered a variable interest entity for which Old Dominion was the primary beneficiary and has been consolidated as of December 31, 2004. Because TEC was not consolidated until December 31, 2004, TEC’s revenues and expenses for 2004 and 2003 are not included in Old Dominion’s consolidated statements of revenues, expenses and patronage capital and consolidated statements of cash flow for those periods. Beginning in 2005, the income statement of TEC is consolidated and the inter-company revenues and expenses are eliminated in consolidation. The balance sheet of TEC has been consolidated into the financial statements of Old Dominion and all inter-company balances have been eliminated in the consolidation. Because TEC is 100% owned by Old Dominion’s twelve member distribution cooperatives, its equity is presented as a non-controlling interest in Old Dominion’s consolidated financial statements.

TEC was initially capitalized by Old Dominion in 2001 with a $7.5 million cash investment in exchange for all of its capital stock. Old Dominion then distributed all of TEC’s stock as a patronage capital distribution to its member distribution cooperatives. TEC was formed for the primary purpose of purchasing from us, to sell in the market, energy that is not needed to meet the actual needs of Old Dominion’s member distribution cooperatives, acquiring natural gas and forward purchase contracts to hedge the price of natural gas to supply our combustion turbine facilities, and taking advantage of other power-related trading opportunities in the market which will help lower our member distribution cooperatives’ costs. TEC does not engage in speculative trading. Old Dominion first became the primary beneficiary upon the formation of TEC in 2001. As both Old Dominion and TEC were under common control at the date TEC was formed and the date Old Dominion became the primary beneficiary, the initial measurement of TEC’s assets and liabilities was at their carrying amounts.

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

Depreciation

Beginning January 1, 2005, we conducted a new depreciation study and updated our depreciation rates. The new depreciation rates resulted in an increase in depreciation of approximately $0.7 million as compared to the prior year. Depreciation rates, for jointly-owned depreciable plant balances at the Clover Power Station (“Clover”) were approximately 1.8%, 2.1%, and 2.7% in 2005, 2004, and 2003, respectively. Depreciation rates, for jointly-owned depreciable plant balances at the North Anna Nuclear Power Station (“North Anna”) were approximately 3.2%, 2.1%, and 1.5% in 2005, 2004, and 2003, respectively. In 2003, the operating licenses for North Anna were extended for an additional 20 years. Our depreciation expense has been adjusted to reflect the license extension for all periods presented. Our Louisa generating facility (“Louisa”) and Rock Springs generating facility (“Rock Springs”) became commercially operable in June 2003. Our Marsh Run generating facility (“Marsh Run”) became commercially operable in September 2004. The depreciation rates for Louisa, Marsh Run, and Rock Springs was approximately 3.6%, 3.6%, and 3.8%, respectively in 2005. The depreciation rates for Louisa, Marsh Run and Rock Springs were approximately 3.4%, 3.6%, and 3.6%, respectively, in 2004. The depreciation rates for Louisa and Rock Springs were approximately 3.4% and 3.6%, respectively in 2003.

Nuclear Fuel

Nuclear fuel is amortized on a unit of production basis sufficient to fully amortize the cost of fuel over the estimated service life and is recorded in fuel expense.

In accordance with the Nuclear Waste Policy Act of 1982, the Department of Energy (“DOE”) is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. However, since the DOE did not begin accepting spent fuel in 1998 as specified in its contracts, Virginia Electric & Power Company (“Virginia Power”) is providing on-site spent nuclear fuel storage at the North Anna facility. These facilities are expected to be adequate until the DOE begins accepting the spent nuclear fuel. Virginia Power will continue to safely manage its spent nuclear fuel until the DOE begins accepting the spent nuclear fuel. In January 2004, Virginia Power filed a lawsuit seeking recovery damages for breech of the standard contract due to the DOE’s delay in accepting spent nuclear fuel for North Anna.

Fuel, Materials and Supplies

Fuel, materials and supplies is primarily comprised of spare parts for our generating assets, which are recorded at lower of cost or market, and fuel, which consists primarily of coal and #2 fuel oil, which is recorded at average cost.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used. We capitalize interest on borrowings for significant construction projects. Interest capitalized in 2005, 2004, and 2003, was $0.2 million, $8.2 million, and $14.5 million, respectively.

Income Taxes

As a not-for-profit electric cooperative, we are currently exempt from federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in this manner. Based on our assessment and evaluations of relevant authority, we believe we could sustain treatment as a tax-exempt utility in the event of a challenge of our tax status. Accordingly, no provisions for income taxes has been recorded based on Old Dominion’s operations in the accompanying consolidated financial statements.

TEC, a taxable corporation, has been consolidated in the accompanying financial statements as of December 31, 2004, and its provision for income taxes was approximately $0.9 million as of December 31, 2005.

Operating Revenues

Our operating revenues are derived from sales to our members and non-members. We sell energy to our Class A members pursuant to long-term wholesale power contracts that we maintain with each of our member distribution cooperatives. These wholesale power contracts obligate each member distribution cooperative to pay us for power furnished in accordance with our rates. Power furnished is determined based on month-end meter readings. At December 31, 2005, 2004, and 2003, sales to our member distribution cooperatives were $657.0 million, $564.6 million, and $511.5 million, respectively. See Note 5—Wholesale Power Contracts—to the Consolidated Financial Statements.

We sell excess purchased energy and excess generated energy from our combustion turbine facilities, if any, to our Class B member under FERC market-based rate authority. Beginning January 1, 2005, the income statement of TEC is consolidated and the inter-company revenues and expenses are eliminated in consolidation. Therefore, we reported no sales to TEC in 2005. TEC’s sales to third parties are reflected as non-member revenues. Sales to TEC consisted primarily of sales of excess energy that we did not need to meet the actual needs of our member distribution cooperatives. We sold the portion of this energy that could not be utilized by our member distribution cooperatives to TEC for resale into the market, or to non-members. In 2004, and 2003, sales to TEC were $18.9 million, and $14.3 million, respectively. Excess purchased energy that is not sold to TEC is sold to the PJM Interconnection, LLC (“PJM”) under its rates for providing energy imbalance service. Prior to May 1, 2005, excess energy from Clover was sold to Virginia Power. For the years ended December 31, 2005, 2004, and 2003, energy sales to non-members were $80.7 million, $4.9 million, and $9.8 million, respectively.

Regulatory Assets and Liabilities

We account for certain revenues and expenses as a rate-regulated entity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 which allows certain revenues and expenses to be deferred at the discretion of our board of directors, pursuant to their budgetary and rate setting authority, if it is probable that such amounts will be refunded or recovered through our formulary rate in future years. Regulatory assets represent certain costs that are expected to be recovered from our member distribution cooperatives based on rate action by our board of directors in accordance with our formulary rate. Regulatory liabilities represent certain probable future reductions in revenues associated with amounts that are to be refunded to our member distribution cooperatives based on rate action by our board of directors in accordance with our formulary rate. Certain regulatory assets are included in deferred charges. Certain regulatory liabilities are included in deferred credits and other liabilities. Deferred energy, which can be either a regulatory asset or a regulatory liability, (see Note 1—Deferred Energy—to the Consolidated Financial Statements) is included in current assets or current liabilities. The regulatory assets and liabilities will be recognized as expenses or as a reduction in expenses, concurrent with their recovery through rates.

Debt Issuance Costs

Capitalized costs associated with the issuance of debt totaled $11.3 million and $12.5 million, at December 31, 2005 and 2004, respectively and are included in deferred charges – other. These costs are being amortized using the effective interest method over the life of the respective debt issues, and are included in interest charges, net.

Deferred Credits and Other Liabilities—Other

Deferred credits and other liabilities—other, includes gains on long-term lease transactions (see Note 6— Long-Term Lease Transactions—to the Consolidated Financial Statements), DOE decontamination and decommissioning liability, and liabilities associated with benefit plans for certain executives. Gains on long-term lease transactions totaled $36.5 million and $39.3 million at December 31, 2005 and 2004, respectively. These gains are being amortized into income ratably over the terms of the operating leases as a reduction to depreciation, amortization and decommissioning expense.

Deferred Energy

We use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Our deferred energy balance represents the net accumulation of any previous under- or over-collection of energy costs. At December 31, 2005, we had an under-collected deferred energy balance of $21.3 million. At December 31, 2004, we had an over-collected deferred energy balance of $4.8 million. Over-collected deferred energy balances are refunded to our member distribution cooperatives in subsequent periods in accordance with the tariffs then in effect. Under-collected deferred energy balances are collected from our members in subsequent periods.

Financial Instruments (including Derivatives)

Financial instruments included in the decommissioning fund are classified as available for sale, and accordingly, are carried at fair value. Unrealized gains and losses on investments held in the decommissioning fund are deferred as a regulatory liability or a regulatory asset until realized.

Our investments in marketable securities, which are actively managed, are classified as available for sale and are recorded at fair value. Unrealized gains or losses on these investments, if material, are reflected as a component of other comprehensive income. Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost. See Note 7—Investments—to the Consolidated Financial Statements. Other investments are recorded at cost, which approximates market value.

We purchase power under both long-term and short-term physically-delivered forward contracts to supply power to our member distribution cooperatives under “all requirements” wholesale power contracts. These forward purchase contracts meet the accounting definition of a derivative; however, a majority of the forward purchase derivative contracts qualify for the normal purchases/normal sales exception under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” As a result, these contracts are not recorded at fair value. We record a liability and purchased power expense when the power under the forward contract is delivered.

We also purchase natural gas futures generally for three years or less to hedge the price of natural gas for the operation of our combustion turbine facilities and for use as a basis in determining the price of power in certain forward power purchase agreements. These derivatives do not qualify for the normal purchases/normal sales exception. For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we may elect cash flow hedge accounting in accordance with SFAS No. 133. Accordingly, gains and losses on derivative contracts are deferred into Other Comprehensive Income until the hedged underlying transaction occurs or is no longer likely to occur. For derivative contracts where hedge accounting is not utilized, or for which ineffectiveness exists, we defer all remaining gains and losses on a net basis as a regulatory asset or liability in accordance with SFAS No. 71 “Accounting for Certain Types of Regulation.” These amounts are subsequently reclassified as purchased power or fuel expense in our Consolidated Statements of Revenues, Expenses, and Patronage Capital as the power or fuel is delivered and/or the contract settles.

Generally, derivatives are reported on the Consolidated Balance Sheet at fair value. The measurement of fair value is based on actively quoted market prices, if available. Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications. For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value. During 2005, 2004, and 2003, we expensed option premiums totaling $0.8 million, $1.4 million, and $2.7 million, respectively, as purchased power expense.

During 2003, we reclassified $10.9 million of net unrealized gains from accumulated other comprehensive income to operating expense. The effect of the amounts being reclassified to expense were offset by the recognition of the hedged transactions. Hedge ineffectiveness during the year ended December 31, 2005, was $0.2 million. There was no hedge ineffectiveness during the years ended December 31, 2004, and December 31, 2003.

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

We are also exposed to credit risk in our business operations. We have adopted a Credit Risk Policy that establishes the basis for determining counterparty credit standards and processes to determine credit limits. Our risk management committee monitors credit exposure on a regular basis. Formal counterparty credit reviews are performed at least annually and informal reviews are performed on an ongoing basis. At December 31, 2005, our counterparties for power and fuel purchases and sales had posted $24.7 million in collateral. At December 31, 2004, none of our counterparties for power and fuel purchases and sales were required to post collateral.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, and receivables arising from sales to our members and non-members. We place our temporary cash investments with high credit quality financial institutions and invest in debt securities with high credit standards as required by our board of directors. Cash and cash equivalents balances may exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives are limited due to the large member consumer base that represents our member distribution cooperatives’ accounts receivable. Receivables from our member distribution cooperatives at December 31, 2005 and 2004, were $80.6 million and $62.4 million, respectively.

Cash Equivalents

For purposes of our Consolidated Statements of Cash Flow, we consider all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 143” (“FIN 47”). FIN 47 is a further clarification of SFAS No. 143 “Accounting for Asset Retirement Obligations” and requires the establishment of a liability for conditional asset retirement obligations. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Uncertainty about the timing and/or method of settlement is required to be considered in the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN 47 as of December 31, 2005, and the impact on our results of operations and financial condition was immaterial.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

NOTE 2—Electric Plant

Our net electric plant is comprised of the following:

	Clover	North Anna	Combustion Turbines	Other	Total
	(in thousands, except percentages)
Ownership interest	50%	11.6%	100%	100%
Electric plant in service	$655,265	$272,225	$575,386	$16,702	$1,519,578
Accumulated depreciation	(289,944)	(132,698)	(42,057)	(6,036)	(470,735)
Nuclear fuel	—	48,218	—	—	48,218
Accumulated amortization of nuclear fuel	—	(39,200)	—	—	(39,200)
Plant acquisition adjustment	—	51,816	—	—	51,816
Accumulated amortization of plant acquisition adjustment	—	(51,816)	—	—	(51,816)
Construction work in progress	415	15,895	—	55	16,365

	$365,736	$164,440	$533,329	$10,721	$1,074,226

Investment in Jointly Owned Generating Facilities

We hold a 50% undivided ownership interest in Clover, a two-unit, 882 MW (net capacity rating) coal-fired electric generating facility operated by Virginia Power. We are responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for Clover, and must fund these items. Our portion of assets, liabilities, and operating expenses associated with Clover are included in our consolidated financial statements. At December 31, 2005 and 2004, we had an outstanding accounts payable balance of $5.1 million and $4.0 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at the Clover facility.

We have an 11.6% undivided ownership interest in North Anna, a two-unit, 1,842 MW (net capacity rating) nuclear power facility, as well as nuclear fuel and common facilities at the power station, and a portion of spare parts inventory, and other support facilities. North Anna is operated by Virginia Power, which owns the balance of the plant. We are responsible for 11.6% of all post acquisition date additions and operating costs associated with the plant, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for North Anna, and must fund these items. Our portion of assets, liabilities, and operating expenses associated with North Anna are included in our consolidated financial statements. At December 31, 2005 and 2004, we had an outstanding accounts payable balance of $4.2 million and $0.5 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at the North Anna facility

Projected capital expenditures for Clover for 2006 through 2008 are $4.5 million, $2.5 million and $8.0 million, respectively. Projected capital expenditures for North Anna for 2006 through 2008 are $13.5 million, $15.8 million and $15.2 million, respectively.

Property, Plant & Equipment

We own three combustion turbine facilities that are carried at cost, less accumulated depreciation. We also own distributed generation facilities, which are included in “Other” in the net electric plant table. Projected capital expenditures for our combustion turbine facilities for 2006 through 2008 are $2.5 million, $0.5 million, and $0.5 million, respectively. Projected capital expenditures for our distributed generation facilities and other for 2006 through 2008 are $1.5 million, $0.7 million and $0.7 million, respectively.

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

The following represents changes in our asset retirement obligations for the years ended December 31, 2005 and 2004 (in thousands):

Asset retirement obligations at December 31, 2003	$42,997
Additional asset retirement obligations - new facilities	1,047
Accretion expense	2,251

Asset retirement obligations at December 31, 2004	$46,295
Additional asset retirement obligations - FIN 47	19
Accretion expense	2,496

Asset retirement obligations at December 31, 2005	$48,810

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

NOTE 4—Power Purchase Agreements

In 2005, 2004, and 2003, our owned generating facilities together furnished approximately 43.3%, 47.4%, and 48.3%, respectively, of our energy requirements. The remaining needs were satisfied through long-term and short-term physically-delivered forward purchase power agreements with other power suppliers and purchases of energy in the spot markets.

Our most significant long-term power purchase arrangements are with Virginia Power, the operator and co-owner of Clover and North Anna. We have an agreement with Virginia Power, which grant us the right, but not the obligation, to purchase energy at a price determined by reference to a specified natural gas index (the Operating and Sales Agreement, or “OPSA”). In addition, we have other contractual arrangements with Virginia Power which permit us to purchase reserve capacity and energy. We intend to purchase our reserve capacity requirements for Clover and North Anna from Virginia Power under these arrangements until either the date on which all facilities at North Anna have been retired or decommissioned or the date we have no interest in North Anna, whichever is earlier.

The purchase price we pay for any reserve energy purchased under these arrangements equals the natural gas-indexed price we pay for intermediate energy under our other agreements with Virginia Power. In addition to Virginia Power, we have other long-term power purchase agreements with Mid-Atlantic utilities which provide a small portion of our capacity and energy requirement.

The remainder of our energy requirements are provided by the market. We purchase significant amounts of power in the market through long-term and short-term physically-delivered forward power purchase contracts. We also purchase power in the spot market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we have developed policies and procedures to manage the risks in the changing business environment. These procedures, developed in cooperation with APM, are designed to strike the appropriate balance between minimizing costs and reducing energy cost volatility.

Our purchased power costs for 2005, 2004, and 2003 were $434.6 million, $314.8 million, and $295.4 million, respectively.

Our power purchase agreements contain certain firm capacity and minimum energy requirements. As of December 31, 2005, our minimum purchase commitments under the various agreements, without regard to capacity reductions or cost adjustments, were as follows:

Year Ending December 31,	Firm Capacity Requirements	Minimum Energy Requirements	Total
	(in millions)
2006	$1.2	$259.5	$260.7
2007	0.4	119.5	119.9
2008	—	77.7	77.7

	$1.6	$456.7	$458.3

Congestion

Primarily due to transmission import limitations into the Delmarva Peninsula, our net congestion costs for 2005, 2004, and 2003, were approximately $14.1 million, $7.0 million, and $2.6 million, respectively. These costs were incurred under the PJM Independent System Operator rules when higher cost generation must be run due to transmission constraints.

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

The formulary rate allows us to recover and refund amounts under our Margin Stabilization Plan. We have a Margin Stabilization Plan that allows us to review our actual capacity-related cost of service and capacity revenues as of year end and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as required by our board of directors. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, in the succeeding calendar year. Each quarter we adjust revenues and accounts payable—members or accounts receivable, as appropriate, to reflect that adjustment. In 2005 and 2003, under our Margin Stabilization Plan, we reduced operating revenues by $13.3 million and $3.2 million, respectively, and increased accounts payable—members by the same amounts. There was no adjustment to operating revenues under our Margin Stabilization Plan in 2004.

Revenues from the following member distribution cooperatives equaled or exceeded 10% of our total revenues for the past three years:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Northern Virginia Electric Cooperative	$186.5	$159.7	$142.0
Rappahannock Electric Cooperative	142.0	120.8	106.9
Delaware Electric Cooperative	72.2	61.0	56.7

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

We have provided for all of our periodic basic rent payments under the lease by investing in obligations issued or insured by entities, the claims paying ability or senior debt obligations of which are rated “AAA” by Standard & Poor’s Ratings Services (“S&P”) and “Aaa” by Moody’s Investors Service (“Moody’s”). At the end of

the term of the leaseback, we have three options: (1) retain possession of the interest in the unit by paying a fixed purchase price to the owner trust, (2) return possession of the interest to the owner trust and arrange for an acceptable third party to enter into a power purchase agreement with the owner trust, or (3) return possession of the interest and pay a termination amount to the owner trust.

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

At December 31, 2005, and December 31, 2004, the unamortized portion of the deferred gains was $36.5 million and $39.3 million, respectively.

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

Immediately after the leases to the owner trusts, we leased the units back for terms of 21.8 years and 23.4 years, respectively, and agreed to make periodic rental payments to the owner trusts. We used a portion of the one-time rental payments we received in each transaction to enter into payment undertaking agreements and to purchase investments, which provide for substantially all of our periodic basic rent payments under the leasebacks; and the fixed purchase price of the interests in the units at the end of the terms of the leasebacks if we exercise our option to purchase the interests of the owner trusts in the units at that time. At December 31, 2005 and December 31, 2004, the amount of debt considered to be extinguished by in substance defeasance was $519.9 million and $526.2 million, respectively.

NOTE 7—Investments

Investments were as follows at December 31, 2005 and 2004:

Description	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2005

Available for Sale
Corporate obligations	$7,675	$—	$—	$7,675
Registered investment companies(1)	32,004	—	(532)	31,472
Common stock	37,628	9,996	—	47,624
Short-term investments	60,143	—	—	60,143

	$137,450	$9,996	$(532)	$146,914

Held to Maturity
U.S. Government obligations	$60,447	$24,957	$—	$85,404
Corporate obligations	45,728	—	—	45,728

	$106,175	$24,957	$—	$131,132

Other	$1,724	$—	$—	$1,724

December 31, 2004

Available for Sale
Municipal bonds	$2,500	$—	$—	$2,500
Corporate obligations	10,501	40	—	10,541
Registered investment companies(1)	30,684	215	—	30,899
Common stock	35,426	9,151	—	44,577
Short-term investments	60,995	—	—	60,995

	$140,106	$9,406	$—	$149,512

Held to Maturity
U.S. Government obligations	$56,590	$21,555	$—	$78,145
Corporate obligations	42,712	—	—	42,712

	$99,302	$21,555	$—	$120,857

Other	$1,706	$—	$—	$1,706

(1)	Investments included herein are primarily invested in corporate obligations.

Contractual maturities of debt securities at December 31, 2005, were as follows:

Description	Less Than One Year	One Through Five Years	More Than Five Years	Total
	(in thousands)
Available for Sale	$7,675	$—	$—	$7,675
Held to Maturity	277	846	105,052	106,175

	$7,952	$846	$105,052	$113,850

As discussed in Note 3, realized gains and losses related to assets held in the decommissioning trust are deferred as a regulatory liability. Realized gains and losses for all other available-for-sale securities were not significant for any period presented.

NOTE 8 – Regulatory Assets and Liabilities

In accordance with SFAS No. 71, we record regulatory assets and liabilities that result from our ratemaking. Our regulatory assets and liabilities at December 31, 2005 and 2004, were as follows:

	2005	2004
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$36,887	$39,550
Deferred transportation costs	5,919	8,438
Deferred asset retirement costs	496	513
DOE decontamination and decommissioning	451	884
Deferred power costs	—	1,062
Deferred net unrealized losses on derivative instruments	—	3,473

Total Regulatory Assets	$43,753	$53,920

Regulatory Liabilities:
Deferred net unrealized gains on derivative instruments	$52,466	$—
North Anna SFAS No. 143 deferral	32,234	31,244
North Anna decommissioning fund market value adjustment	9,464	9,366
Unamortized gains on reacquired debt	1,107	1,172

Total Regulatory Liabilities	$95,271	$41,782

Regulatory Assets included in Current Assets:
Deferred energy	$21,328	$—
Regulatory Liabilities included in Current Liabilities:
Deferred energy	$—	$4,807

The regulatory assets will be recognized as expenses concurrent with their recovery through rates and the regulatory liabilities will be recognized as a reduction to expenses concurrent with their refund through rates.

Regulatory assets included in deferred charges are detailed as follows:

•	Unamortized losses on reacquired debt are the costs we incurred to purchase our outstanding indebtedness prior to its scheduled retirement. These losses are amortized over the life of the original indebtedness and will be fully amortized in 2023.

•	Deferred transportation costs. We began amortizing these costs April 1, 2005, and they will be recovered through rates over 21 months.

•	Deferred asset retirement costs for the cumulative effect of change in accounting principle for the Clover and distributed generation facilities as a result of the adoption of SFAS No. 143.

•	Deferred power costs resulted from FERC Docket No. EL98600 and represent additional charges for transmission service to Public Service Electric & Gas Company for surcharge amounts of pancaked rates from April 1, 1998, through December 31, 2002. We began amortizing these costs February 1, 2003, and they were fully recovered through rates at December 31, 2005.

•	DOE decontamination and decommissioning represents our share of the costs for decontamination and decommissioning levied under the Atomic Energy Act of 1954, as amended by Title XI of the Energy Policy Act of 1992. These costs will be fully amortized in 2007.

•	Deferred net unrealized losses on derivative instruments. These losses will be matched and recognized in the same period the expense is incurred for the hedged item.

Regulatory liabilities included in deferred credits and other liabilities are detailed as follows:

•	Deferred net unrealized gains on derivative instruments. These gains will be matched and recognized in the same period the expense is incurred for the hedged item.

•	North Anna SFAS No. 143 deferral is the cumulative effect of change in accounting principle as a result of the adoption of SFAS No. 143.

•	North Anna decommissioning fund market value adjustment is the market value adjustment on the decommissioning trust fund.

•	Unamortized gains on reacquired debt are the gains we recognized when we purchased our outstanding indebtedness prior to its scheduled retirement. These gains are amortized over the life of the original indebtedness and will be fully amortized in 2023.

Regulatory assets included in current assets are detailed as follows:

•	Deferred energy—see Note 1—Deferred Energy—to the Consolidated Financial Statements for our method of accounting for deferred energy.

Regulatory liabilities included in current liabilities are detailed as follows:

•	Deferred energy—see Note 1—Deferred Energy—to the Consolidated Financial Statements for our method of accounting for deferred energy.

NOTE 9—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2005	2004
	(in thousands)
$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	$239,583	$250,000

$27,755,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.00%	27,755	27,755

$32,455,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.625%	32,455	32,455

$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	287,500	300,000

$215,000,000 principal amount of 2001 Series A Bonds due 2011 at an interest rate of 6.25%	215,000	215,000

$109,182,937 principal amount of First Mortgage Bonds, 1996 Series B, due 2018 at an effective interest rate of 7.06%	108,601	108,601

$120,000,000 principal amount of First Mortgage Bonds, 1993 Series A, due 2023 at an interest rate of 7.78%	1,000	1,000

Virginia Electric and Power Company Promissory Note (North Anna), due 2008 with variable interest rates (averaging 4.18% in 2005, and 3.22% in 2004)	6,750	6,750

	918,644	941,561
Less unamortized discounts and premiums	(62,747)	(65,734)
Less current maturities	(22,917)	(22,917)

Total Long-term Debt	$832,980	$852,910

At December 31, 2005, deferred gains and losses on reacquired debt totaled a net loss of approximately $35.8 million.

Estimated maturities of long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,	(in thousands)
2006	$22,917
2007	22,917
2008	29,667
2009	22,917
2010	22,917
2011 and thereafter	797,309

$918,644

The aggregate fair value of long-term debt was $894.3 million and $931.8 million at December 31, 2005 and 2004, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value. We believe that the carrying amount of debt issues with variable rates is a reasonable estimate of fair value.

Substantially all of our assets are pledged as collateral under the Indenture. Under the Indenture, we may not make any distribution, including a dividend or payment or retirement of patronage capital, to our members if an event of default exists under the Indenture. Otherwise, we may make a distribution to our members if (1) after the distribution, our patronage capital as of the end of the most recent fiscal quarter would be equal to or greater than 20% of our total long-term debt and patronage capital, or (2) all of our distributions for the year in which the distribution is to be made do not exceed 5% of the patronage capital as of the end of the most recent fiscal year. For this purpose, patronage capital and total long-term debt and patronage capital do not include any earnings retained in any of our subsidiaries or affiliates or the debt of any of our subsidiaries or affiliates.

NOTE 10—Short-term Borrowing Arrangements

We maintain committed lines of credit and revolving credit facilities to cover short- and intermediate- term funding needs. Currently, we have short-term committed variable rate lines of credit in the aggregate amount of $180.0 million, all of which are available for general working capital purposes. Additionally, we have two committed three-year revolving credit facilities, $50.0 million each, that are available for capital expenditures and general corporate purposes. These facilities expire on March 18, 2007, and January 30, 2009. At December 31, 2005 and 2004, we had no borrowings or letters of credit outstanding under any of these arrangements. We expect the working capital lines of credit and revolving credit facilities to be renewed as they expire.

We maintain a policy which allows our member distribution cooperatives to pre-pay or extend payment on their monthly power bills. Under this policy, we pay interest on early payment balances at a blended investment and outside short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and outside short-term borrowing rate. Amounts advanced by our member distribution cooperatives are included in accounts payable—members and totaled $49.8 million and $38.7 million at December 31, 2005 and 2004, respectively. Amounts extended by our member distribution cooperatives are included in receivables and totaled $12.0 million and $4.4 million at December 31, 2005 and 2004, respectively.

NOTE 11—Employee Benefits

Substantially all of our employees participate in the National Rural Electric Cooperative Association (“NRECA”) Retirement and Security Program, a noncontributory, defined benefit multiple employer master pension plan. We participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the Retirement and Security Program because of the Internal Revenue Code limitations. The cost of the plans are funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. Pension expense for 2005, 2004, and 2003, was $1.0 million, $0.8 million, and $0.6 million, respectively.

We have also elected to participate in a defined contribution 401(k) retirement plan administered by Diversified Investment Advisors. Under the plan, employees may elect to have up to 100% or $14,000, whichever is less, of their salary withheld on a pretax basis, subject to Internal Revenue Service limitations, and invested on their behalf. We match up to the first 2% of each participant’s base salary. Our matching contributions were $118,000, $110,000, and $96,000, in 2005, 2004, and 2003, respectively.

NOTE 12—Insurance

As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage. All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

The Price-Anderson Act provides the public up to $10.8 billion of protection per nuclear incident via obligations required of owners of nuclear power plants. The Price-Anderson Act Amendment of 1988 allows for an inflationary provision adjustment every five years. Virginia Power has purchased $300 million of coverage from commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, we, jointly with Virginia Power, could be assessed up to $100.6 million for each licensed reactor not to exceed $15.0 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. The Price-Anderson Act was first enacted in 1957 and has been renewed again in 2005.

Virginia Power’s current level of property insurance coverage, $2.55 billion for North Anna, exceeds the Nuclear Regulatory Commission (“NRC”) minimum requirement for nuclear power plant licensees of $1.06 billion for each reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first to return the reactor to and maintain it in a safe and stable condition and second to decontaminate the reactor and station site in accordance with a plan approved by the NRC. The nuclear property insurance is provided to Virginia Power and us, jointly, by Nuclear Electric Insurance Limited (“NEIL”), a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. The maximum assessment for the current policy period is $55.0 million. Based on the severity of the incident, the board of directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. We, jointly with Virginia Power, have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.

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

Our share of the contingent liability for the coverage assessments described above is a maximum of $32.0 million at December 31, 2005.

NOTE 13—Regional Headquarters, Inc.

We own 50% of Regional Headquarters, Inc. (“RHI”), which holds title to the office building that is being partially leased to us, which we account for under the equity method. We are obligated to make lease payments equal to one half of RHI’s annual operating expenses, net of rental income from third party lessees, through the year 2016. During 2005, 2004, and 2003, our rent expense was $0.4 million, $0.3 million, and $0.4 million, respectively.

Estimated future lease payments, without regard to changes in square footage, third party occupancy rates, operating costs, and inflation are as follows:

Year Ending December 31,	(in thousands)
2006	$413
2007	413
2008	413
2009	413
2010	413
2011 and thereafter	2,478

$4,543

NOTE 14—Supplemental Cash Flows Information

Cash paid for interest, net of allowance for funds used during construction, in 2005, 2004, and 2003, was $68.5 million, $60.9 million, and $57.2 million, respectively.

NOTE 15—Commitments and Contingencies

Legal

Northern Virginia Electric Cooperative (“NOVEC”)

Over the past several years, we have had discussions and negotiations with NOVEC about changing the nature of its wholesale power contract from an all-requirements contract to a partial-requirements contract. Our board of directors is composed of representatives of our member distribution cooperatives and we must reach consensus among our member distribution cooperatives before any change to any of our wholesale power contracts can be made. Building a consensus for any change is difficult because any change in our rate setting methodology or provisions of service affects our various member distribution cooperatives differently.

On January 5, 2006, NOVEC filed a complaint with FERC pursuant to Section 206 of the Federal Power Act seeking reformation of its wholesale power contract. Specifically, NOVEC sought “to modify its [wholesale power contract] to allow NOVEC the flexibility to acquire power and energy over and above that available from NOVEC’s share of Old Dominion’s existing resources.” NOVEC claimed that the wholesale power contract’s terms were no longer just and reasonable or in the public interest because the contract was entered into in 1983, and amended and restated in 1992, prior to an allegedly different era of open transmission access and wholesale power markets. NOVEC stated in the complaint that it would not seek to be relieved of its obligations pertaining to its share of our existing power supply resources. Obligations pertaining to our existing resources include debt service, lease rentals, operation and maintenance expenses, interest coverage requirements and other costs and expenses related to our electric generating facilities and existing power purchase arrangements. On March 2, 2006, FERC denied NOVEC’s complaint. NOVEC has 30 days to file a request for reconsideration of its complaint with FERC.

We intend to continue to vigorously contest NOVEC’s claim and we will not amend or modify the wholesale power contract in any way that could adversely affect our financial condition or that of our other member distribution cooperatives.

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

On December 22, 2004, the court found in favor of Norfolk Southern on the issue of ambiguity and held that the price escalation provisions in the agreement were clear and unambiguous. The court later denied Virginia Power’s and our motion to file an amended complaint based on additional evidence that was not considered by the court in the original proceedings. The court permitted Virginia Power and us to file an amended answer to Norfolk Southern’s counter-claims and our amended answer was filed on March 4, 2005.

As of December 31, 2004, we recorded a liability related to the Norfolk Southern dispute and on March 8, 2005, our board of directors approved the creation of the related regulatory asset. The regulatory asset is being amortized over 21 months beginning April 1, 2005 and the amortization of the regulatory asset and the current period charges are being collected through rates. If it is ultimately determined that we owe any such amounts to Norfolk Southern, the amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates to our member distribution cooperatives.

Ragnar Benson

In December 2002, we entered into a contract with Ragnar Benson, Inc. (“RBI”) for engineering, procurement and construction services relating to the construction of our Marsh Run combustion turbine facility. Construction of the facility began in April 2003 and the facility was required to be substantially complete in the second quarter of 2004. The facility ultimately became available for commercial operation on September 15, 2004, but is still not substantially complete according to the terms of the contract. On December 23, 2004, we terminated the contract with RBI for default and filed suit in the U.S. District Court for the Eastern District of Virginia, Richmond Division, against RBI seeking liquidated damages for delay in completion of the project up to $15.0 million and damages for breach of contract up to $5.0 million. RBI filed a counterclaim for damages exceeding $15.0 million related to conditions they claim to have encountered during construction. We filed an answer to RBI’s counterclaim denying any liability to RBI. During the discovery phase of the legal proceeding, RBI revised its claim from $15.0 million to $33.0 million.

On September 27, 2005, the U.S. District Court for the Eastern District of Virginia, Richmond Division, ruled on motions for partial summary judgment in our claims against RBI. Specifically, the court granted our motion for partial summary judgment pertaining to claims of entitlement to a change order and fraud allegations, it dismissed six of RBI’s counterclaims, including all counterclaims pertaining to fraud, and it limited our possible recovery of liquidated damages to the liquidated damages cap of approximately $4.7 million. The trial began October 11, 2005 and concluded October 26, 2005. During the trial, RBI revised its claim from $33.0 million to $36.0 million. The case is pending in the U.S. District Court for the Eastern District of Virginia, Richmond Division.

RBI and its parent companies, The Austin Company and Austin Holdings, Inc., filed for bankruptcy under Chapter 11 of the bankruptcy code on October 14, 2005. The automatic litigation stay was lifted for the case between RBI and Old Dominion.

On June 13, 2005, we executed an agreement with RBI’s surety, Seaboard Surety Company (“Seaboard”), under which it assumed all responsibilities for the final completion of the Marsh Run facility in accordance with the terms of the original agreement with RBI. Since RBI declared bankruptcy during the legal proceeding, we served a lawsuit against Seaboard on February 10, 2006, in order to enforce the eventual outcome of the suit with RBI.

We have reviewed the asserted claims of RBI and Seaboard and believe they are without merit. We do not believe any liability is estimable or probable and we intend to vigorously defend these claims. If it is ultimately determined that we owe any such amounts to RBI, the amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates to our member distribution cooperatives.

FERC Proceedings Related to Potential Reorganization

On October 5, 2004, we, together with New Dominion, filed an application at FERC requesting that FERC approve the assignment of our existing wholesale power contracts with our twelve member distribution cooperatives to New Dominion and accept certain changes to our cost-of-service formula to conform it for use by New Dominion for the billing of its sales to the member distribution cooperatives. On December 7, 2004, we filed an application for approval of a new tariff for sales to New Dominion, with charges determined under a cost allocation formula.

On October 26, 2004, Bear Island Paper Company, L.P. (“Bear Island”), a large industrial customer of one of our member distribution cooperatives, intervened in these FERC proceedings. On October 29, 2004, the VSCC also intervened in the FERC proceedings. The VSCC did not file arguments against the proposed reorganization and other changes but supported Bear Island’s request for a hearing. On January 14, 2005, NOVEC intervened in the FERC proceedings related to the proposed reorganization.

On March 8, 2005, FERC issued an order that set the proposed assignment of the wholesale power contracts for hearing on the limited issue of whether a recent Old Dominion credit downgrade could raise rates, and, if so, whether the downgrade is due to the proposed transaction. The hearing was conducted on October 18 through 20, 2005, and concluded on November 2, 2005. The initial decision was issued on February 2, 2006, and the judge ruled in our favor on all material issues. On March 6, 2006, NOVEC filed its exceptions to the initial decision and we have 20 days to respond to NOVEC’s exceptions.

On March 8, 2005, FERC issued a second separate order, in which FERC consolidated the applications for an amended cost-of-service formula for New Dominion’s sales to the member distribution cooperatives, and for the cost allocation formula for our sales to New Dominion, then accepted them for filing, suspended them (subject to refund) and set them for hearing and settlement procedures. We began settlement discussions in March 2005 regarding the formulary rate. On October 5, 2005, a joint motion to suspend the procedural schedule was filed as a result of progressing settlement discussions and on October 6, 2005, the motion was granted and the procedural schedule was suspended. On October 14, 2005, we filed an offer of partial settlement with Bear Island and the VSCC to settle all the issues in these FERC proceedings and on December 23, 2005, the judge issued a Certification of Contested Partial Settlement and recommended that FERC approve the settlement without modification.

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

Our direct capital expenditures for environmental control facilities at Clover and North Anna, excluding capitalized interest, were immaterial in 2005. Based on information provided by Virginia Power, our portion of direct capital expenditures for environmental control facilities planned for Clover and North Anna over the next three years is estimated to be approximately $0.1 million and $0.8 million, respectively. These expenditures are included in our estimated capital expenditures for the years 2006 through 2008. Based upon information provided by Virginia Power, we anticipate that beginning in 2011, we will have an increase in our direct capital expenditures for environmental control facilities at Clover. In 2005, we did not have any direct capital expenditures for environmental control facilities at our Louisa, Marsh Run and Rock Springs combustion turbine facilities and there are currently no projected direct capital expenditures for environmental control facilities in 2006, 2007 or 2008.

The most important environmental law affecting our operations is the Clean Air Act. The Clean Air Act requires, among other things, that owners and operators of fossil fuel-fired power stations limit emissions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”). Under the Clean Air Act’s Acid Rain Program, each of our fossil fuel-fired plants must obtain SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually. As an existing facility, Clover receives an annual allocation of SO2 allowances at no cost based upon its baseline operations. Newer facilities, including Louisa, Marsh Run and Rock Springs, need to obtain allowances, but because they are primarily gas-fired, the number of SO2 allowances they must obtain are expected to be minimal and will be supplied from excess SO2 allowances allocated to Clover. Future changes in the Acid Rain Program, including increases in the cost of SO2 allowances or the ratio of allowances to emissions, could increase our costs of operation.

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

Louisa, Marsh Run and Rock Springs will each emit significant amounts of NOx. As new sources, they were designed with advanced technologies that reduce the formation of NOx emissions, and will be required to meet stringent NOx emission limits. Each facility is required to obtain allowances for every ton of NOx they emit during the ozone season (May through September). When designing their respective programs, Virginia and Maryland both set aside a number of NOx allowances to be allocated to new fossil fuel electric power generating sources based on their emissions rates. In 2004, the Virginia General Assembly designated that the 2004 and 2005 NOx set aside allowances for new fossil fuel electric power generating sources were to be sold at auction. Therefore, both our Louisa and Marsh Run facilities had to purchase their NOx allowances from the market for 2005. We anticipate that from 2006 forward NOx new set aside allowances will be available for Louisa and Marsh Run until these units become part of Virginia’s NOx budget. NOx emission allowances that are not received from the new source set aside pools will be purchased in the market for the operation of all three combustion turbine facilities. We project that we will be able to obtain sufficient quantities of NOx allowances in the future at commercially reasonable prices, but increased NOx emissions or increased restrictions could cause the price of allowances to be higher than we expect.

On March 10, 2005, the EPA issued the Clean Air Interstate Rule (“CAIR”), which will permanently cap emissions of SO2 and NOx in the eastern United States, which includes Virginia and Maryland. CAIR achieves large reductions of SO2 and/or NOx emissions across 28 eastern states and the District of Columbia. States must achieve the required emission reductions using one of two compliance options: (1) meet the state’s emission budget by requiring power plants to participate in an EPA administered interstate cap and trade system that caps emissions in two stages, or (2) meet an individual state emissions budget through measures of the state’s choosing. The Clean Air Act also requires that states meet the new national, health-based air quality standards for ozone and particulate matter standards by requiring reductions from many types of sources. The DEQ held Technical Advisory Committee meetings in September and October of 2005 to gather information on developing state specific rules to meet the requirements of CAIR. The committee was comprised of industrial and environmental organizations.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”) to permanently cap and reduce mercury emissions from coal-fired power plants. The CAMR establishes standards of performance limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. The first phase cap is 38 tons and emissions will be reduced by taking advantage of mercury reductions achieved by equipment installed to reduce SO2 and NOx emissions under CAIR. In the second phase, due in 2018, coal-fired power plants will be subject to a second cap, which will reduce emissions to 15 tons upon full implementation. The DEQ Technical Advisory Committee held meetings in September and October of 2005 to gather information on developing state specific rules to meet the requirements of CAMR.

The regulatory implementation of CAIR and CAMR will require substantial new investments in pollution control equipment for coal-fired power plants. The CAIR regulations will require additional pollution control equipment at Clover. Clover’s existing pollution control equipment already removes greater than 90% of the mercury and we do not anticipate that any additional measures will be required to comply with CAMR. No additional pollution control equipment is expected to be required on any of our other generation assets.

On March 5, 2004, the EPA promulgated new national emission standards for hazardous air pollutants (“HAPs”) for stationary combustion turbines. The new rule requires the installation of “maximum achievable control technology” (“MACT”) to reduce the emissions of HAPs from gas-fired combustion turbines only if such combustion turbines are major sources of HAPs as defined by the Clean Air Act, and if construction of the turbines started on or after January 15, 2003. Construction of Rock Springs and Louisa started before January 2003. Although construction of our Marsh Run combustion turbine facility began in March 2003, it is not a major source of HAPs and is not located at a facility that is a major source of HAPs; therefore, the new MACT standard does not apply to Marsh Run.

The Clean Water Act and applicable state laws regulate water intake structures, discharges of cooling water, storm water run-off and other wastewater discharges at our generating facilities. We are in material compliance with these requirements and with permits that must be obtained with respect to such discharges. Our permits are subject to periodic review and renewal proceedings, and can be made more restrictive over time. Limitations on the thermal discharges in cooling water, or withdrawal of cooling water during low flow conditions, can restrict our operations. During 2005, we experienced no such restrictions; however, such restrictions can arise during drought conditions. Clover has two consent orders with the DEQ. One consent order is to study the impact of withdrawing water to support Clover during low river flow conditions and the other is to relocate one of the landfill discharge pipes from Black Walnut Creek to the Roanoke River. The low flow study has been conducted; however, the results have not yet been finalized. One of the landfill discharge pipes has been relocated to the Roanoke River.

New legislative and regulatory proposals are frequently proposed on both a federal and state level that would modify the environmental regulatory programs applicable to our facilities. An example is the control of carbon dioxide and other “greenhouse” gases that may contribute to global climate change. With respect to proposed legislation and regulatory proposals that have not yet been formally proposed, we cannot provide meaningful predictions regarding their final form, or their possible effects upon our operations.

We incurred approximately $9.4 million, $11.0 million, and $9.9 million of expenses, including depreciation, during 2005, 2004, and 2003, respectively, in connection with environmental protection and monitoring activities, such as costs related to the disposal of solid waste, operation of landfills, operation of air emissions reduction equipment, and disposal of hazardous waste material. These expenses were included in fuel expense, operations and maintenance expense, and depreciation, amortization and decommissioning expense. We anticipate expenses to be approximately $8.5 million in 2006 in connection with environmental protection and monitoring activities, including depreciation.

Insurance

Under several of the nuclear insurance policies procured by Virginia Power to which we are a party, we are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies. See Note 12—Insurance— to the Consolidated Financial Statements.

Projected Capital Expenditures

Our projected capital expenditures for 2006, 2007 and 2008 are $22.0 million, $19.5 million, and $24.4 million, respectively. Our future projected capital expenditures include a portion of the cost of the nuclear fuel purchased for North Anna and other capital expenditures including generating facility improvements.

NOTE 16—Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years 2005 and 2004 follow. Amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of management for a fair statement of the results for the interim periods. Results for the interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands except ratios)
Statement of Operations Data:
2005:
Operating Revenue	$171,591	$160,457	$207,491	$198,140	$737,679
Operating Margin	17,238	16,690	17,192	17,076	68,196
Net Margin	2,939	2,946	2,956	3,268	12,109

2004:
Operating Revenue	$134,961	$132,646	$145,169	$175,675	$588,451
Operating Margin	14,473	13,666	14,051	19,425	61,615
Net Margin	2,952	3,000	2,811	3,371	12,134

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

We are governed by a board of 25 directors, consisting of two representatives from each of our member distribution cooperatives and one representative from TEC. Each of our twelve member distribution cooperatives nominates two directors at least one of whom must be a director of that member in good standing. One director currently serves as a director on behalf of a member distribution cooperative and TEC. The candidates for director are elected to our board of directors by voting delegates from each of our member distribution cooperatives elected by each member distribution cooperatives’ board of directors. Each elected candidate is authorized to represent that member for a renewable term of one year at our annual meeting. This election process occurs annually. Our board of directors sets policy and provides direction to our President and Chief Executive Officer. The board of directors generally meets monthly.

Information concerning our directors, including principal occupation and employment during the past five years and directorships in public corporations, if any, is listed below.

John William Andrew, Jr. (52). President and Chief Executive Officer of Delaware Electric Cooperative since January 2005. Mr. Andrew also served as Vice President, Engineering and Operations from 1998 to 2004. Mr. Andrew has been a Director of Old Dominion since 2005.

M. Johnson Bowman (60). President and Chief Executive Officer of Mecklenburg Electric Cooperative since 2001. Mr. Bowman also served as Executive Vice President and General Manager of Mecklenburg Electric Cooperative from 1981 to 2001. Mr. Bowman has been a Director of Old Dominion since 1974.

M Dale Bradshaw (52). Chief Executive Officer of Prince George Electric Cooperative since 1995. Mr. Bradshaw has been a Director of Old Dominion since 1995.

Vernon N. Brinkley (59). President and Chief Executive Officer of A&N Electric Cooperative since 2003. Mr. Brinkley also served as President of A&N Electric Cooperative from 1995 to 2003 and as Executive Vice President and General Manager from 1982 to 1995. Mr. Brinkley has been a Director of Old Dominion since 1982.

Calvin P. Carter (81). Owner of Carter’s Store since 1960 and Carter Stone Co., a stone quarry since 1965. Mr. Carter has served as a member of the Campbell County Board of Supervisors since 1979. Mr. Carter has been a Director of Old Dominion since 1991 and a Director of Southside Electric Cooperative since 1972.

Glenn F. Chappell (62). Self-employed farmer since 1961. Mr. Chappell has been a Director of Old Dominion since 1995 and a Director of Prince George Electric Cooperative since 1985.

Carl R. Eason (69). Retired, formerly an electrical supervisor with International Paper from 1957 to 1997. Mr. Eason has been a Director of Old Dominion since 2000 and a Director of Community Electric Cooperative since 1994.

Kent D. Farmer (48). Chief Executive Officer of Rappahannock Electric Cooperative since 2004. Mr. Farmer also served as Chief Operating Officer of Rappahannock Electric Cooperative from 1999 to 2004. Mr. Farmer has been a Director of Old Dominion since 2004.

Stanley C. Feuerberg (54). President and Chief Executive Officer of Northern Virginia Electric Cooperative since 1992. Mr. Feuerberg has been a Director of Old Dominion since 1992.

William C. Frazier (75). Insurance broker of Associates Insurance Agency, a general insurance company, since 1999. Mr. Frazier has been a Director of Old Dominion since 2003 and a Director of Rappahannock Electric Cooperative since 1981.

Fred C. Garber (61). Retired, formerly President of Mt. Jackson Farm Service, a retail farm supply company, from 1973 to 2003. Mr. Garber has been a Director of Old Dominion since 2005 and a Director of Shenandoah Valley Electric Cooperative since 1984.

Hunter R. Greenlaw, Jr. (60). President of Greenlaw, Edwards & Leake, Inc., a real estate development and general contracting company since 1974. Mr. Greenlaw has been a Director of Old Dominion since 1991 and a Director of Northern Neck Electric Cooperative since 1979.

Bruce A. Henry (60). Owner and Secretary/Treasurer of Delmarva Builders, Inc., a building contracting company since 1981. Mr. Henry has been a Director of Old Dominion since 1993 and a Director of Delaware Electric Cooperative since 1978.

Wade C. House (53). Vice President/Branch Manager of APAC-Atlantic, Inc., a highway construction company since 1972. Mr. House has been a Director of Old Dominion since 2004 and a Director of Northern Virginia Electric Cooperative since 1993.

Frederick L. Hubbard (65). President and Chief Executive Officer of Choptank Electric Cooperative since 2001. Mr. Hubbard also served as Senior Vice President and Chief Executive Officer from 1991 to 2001. Mr. Hubbard has been a Director of Old Dominion since 1991.

David J. Jones (57). Vice President of Exchange Warehouse, Inc. since 1996 and owner/operator of Big Fork Farms since 1970. Mr. Jones has been a Director of Old Dominion since 1986 and a Director of Mecklenburg Electric Cooperative since 1982.

Bruce M. King (59). General Manager of BARC Electric Cooperative since 2003. Prior to that Mr. King was General Manager of Cherryland Electric Cooperative from 1993 to 2002. Mr. King has been a Director of Old Dominion since 2003.

William M. Leech, Jr. (78). Retired, former self-employed farmer from 1955 to 1988. Mr. Leech has been a Director of Old Dominion since 1977 and a Director of BARC Electric Cooperative since 1970.

M. Larry Longshore (64). President and Chief Executive Officer of Southside Electric Cooperative since 1998. Prior to that Mr. Longshore was President and Chief Executive Officer of Newberry Electric Cooperative from 1973 to 1998. Mr. Longshore has been a Director of Old Dominion since 1998.

James M. Reynolds (58). President of Community Electric Cooperative since 2001. Mr. Reynolds also served as General Manager from 1977 to 2001. Mr. Reynolds has been a Director of Old Dominion since 1977.

Myron D. Rummel (53). President and Chief Executive Officer of Shenandoah Valley Electric Cooperative since 2005. Mr. Rummel also served as Vice President, Engineering and Operations of Shenandoah Valley Electric Cooperative from 1993 to 2005. Mr. Rummel has been a Director of Old Dominion since 2005.

Philip B. Tankard (77). Office manager for Tankard Nurseries since 1985. Mr. Tankard has been a Director of Old Dominion since 2002 and a Director of A&N Electric Cooperative since 1960.

Gregory W. White (53). President and Chief Executive Officer of Northern Neck Electric Cooperative since 2005. Mr. White served as Senior Vice President of Power Supply of Old Dominion from 2004 to 2005, Senior Vice President Engineering and Operations of Old Dominion from 2002 to 2004 and Senior Vice President Retail and Alliance Management of Old Dominion from 2000 to 2002. Mr. White has been a Director of Old Dominion since 2005.

Carl R. Widdowson (67). Self-employed farmer since 1956. Mr. Widdowson has been a Director of Old Dominion since 1987 and a Director of Choptank Electric Cooperative since 1980.

Audit Committee Financial Expert

We presently do not have an audit committee financial expert because of our cooperative governance structure and the resulting experience all of our directors have with matters affecting electric cooperatives in their roles as a chief executive officer or director of one of our member distribution cooperatives. In addition, the audit committee employs the services of accounting and financial consultants as it deems necessary. We are continuing our evaluation of the appropriateness of amending our bylaws to permit the addition of another member to our board of directors. This additional director would be an audit committee financial expert as defined by the Sarbanes-Oxley Act of 2002 and a member of one of our member distribution cooperatives.

Executive Officers

Our President and Chief Executive Officer administers our day-to-day business and affairs. Our executive officers, their respective ages, positions and business experience are listed below.

Jackson E. Reasor (53). President and Chief Executive Officer of Old Dominion and the Virginia, Maryland and Delaware Association of Electric Cooperatives (the “VMDA”), an electric cooperative association which provides services to its members and certain other electric cooperatives, since 1998. Mr. Reasor served as Vice President of First Virginia Bank from 1997 until 1998; President and Chief Executive Officer of Premier Trust Company from 1995 until 1997; a Virginia State Senator from 1992 until 1998; and an attorney with Galumbeck, Simmons & Reasor from 1992 until 1995.

Daniel M. Walker (60). Senior Advisor to the President since January 1, 2006. Mr. Walker served as our Senior Vice President and Chief Financial Officer from March 2004 to December 2005. Mr. Walker also served as our Senior Vice President Accounting and Finance from 2000 to February 2004 and as Vice President Accounting and Finance from 1994 until 2000.

Robert L. Kees (53). Senior Vice President and Chief Financial Officer since January 1, 2006. Mr. Kees also served as our Vice President and Controller from March 2004 to December 2005, as Assistant Vice President and Controller from March 2000 to February 2004 and as Controller from January 1994 to February 2000.

John C. Lee (45). Vice President of Member and External Relations since April 2004. Mr. Lee served as our Vice President Cooperative Affairs/Assistant to the President from March 2000 to March 2004; and as our Manager of Administration from February 1995 to February 2000.

Elissa M. Ecker (46). Vice President of Human Resources since November 2004. Prior to joining Old Dominion, Ms. Ecker served as Director of Human Resources of Xperts, Inc. from 2003 to 2004; as Director of Human Resources of Securicor New Century, L.L.C. from 2002 to 2003; and as Director of Human Resources of Manorhouse Retirement Centers, Inc. from 1997 to 2002.

Code of Ethics

We have a Code of Ethics, which applies to our President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Vice President and Controller. A copy of this Code of Ethics is available without charge by sending a written request for the Code of Ethics to Old Dominion Electric Cooperative, Attention Mr. F. Thomas Smiley, Vice President and Controller, 4201 Dominion Boulevard, Glen Allen, VA 23060.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as our President and Chief Executive Officer during the last completed fiscal year and our four executive officers (collectively the “Named Executives”) for services rendered to us in all capacities during each of the last three fiscal years. The table also identifies the principal capacity in which each of the Named Executives serves or served.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary(2)	Bonus	Other Annual Compensation(3)	All Other Compensation(4)
Jackson E. Reasor(1)	2005	$330,833	$—	$2,406	$52,994
President and Chief Executive	2004	311,667	—	2,448	49,220
Officer	2003	300,833	—	3,095	43,221

Daniel M. Walker(5)	2005	$203,226	$—	$—	$97,118
Senior Vice President and Chief	2004	196,544	—	—	100,846
Financial Officer	2003	190,450	10,000	—	96,743

Robert L. Kees(6)	2005	$140,535	$—	$—	$24,071
Senior Vice President and Chief	2004	133,843	2,000	—	21,490
Financial Officer	2003	123,929	3,500	—	18,281

John C. Lee, Jr.	2005	$141,148	$—	$—	$23,836
Vice President of Member and	2004	128,447	—	—	19,396
External Relations	2003	110,839	—	—	17,381

Elissa M. Ecker	2005	$134,750	$—	$—	$3,098
Vice President of	2004	17,088	—	—	92
Human Resources	2003	—	—	—	—

(1)	In 1991, Old Dominion and the VMDA entered into an agreement pursuant to which the VMDA agreed to contribute to the President and Chief Executive Officer’s annual compensation. In 2005, 2004, and 2003, the VMDA contributed $36,000, toward the President and Chief Executive Officer’s annual compensation.
(2)	Includes amounts deferred by the Named Executives under the provisions of a 401(k) retirement plan administered by Diversified Investment Advisors. All employees of Old Dominion are eligible to become participants on the first day of the month following completion of one year of eligible service.
(3)	Perquisites and other personal benefits paid to Mr. Reasor in 2005, 2004, and 2003, included expenses for a company automobile. Mr. Walker, Mr. Kees, Mr. Lee, and Ms. Ecker did not receive any perquisites or other personal benefits in any of the fiscal years covered by the table.
(4)	The amount reflected in this column is composed of contributions made by Old Dominion under the National Rural Electric Cooperative Association (“NRECA”) Retirement and Security Plan and the 401(k) Plan, and payments made by Old Dominion for life insurance coverage. Specifically these amounts for 2005 were $46,934, $4,200, and $1,860 for Mr. Reasor; $29,757, $3,895, and $1,466 for Mr. Walker; $20,025, $2,822, and $990 for Mr. Lee; $20,264, $2,811, and $997 for Mr. Kees; and $1,665, $451 and $982 for Ms. Ecker, respectively. In addition, the amounts represented in this column reflect $68,000 for Mr. Walker for amounts accrued in 2005, 2004 and 2003 pursuant to his option agreement. See “Option Agreement.”
(5)	Mr. Walker served as Senior Vice President and Chief Financial Officer until December 31, 2005. Beginning January 1, 2006, Mr. Walker serves as Senior Advisor to the President and Chief Executive Officer.
(6)	Mr. Kees served as Vice President and Controller until December 31, 2005. Beginning January 1, 2006, Mr. Kees serves as Senior Vice President and Chief Financial Officer.

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

Board Compensation

Effective January 1, 2005, we pay our directors who are not employees of a member a monthly retainer of $1,700 plus $400 per day for any specially called meetings, and $200 per day for participating telephonically for any specially called meeting. All directors are reimbursed for out-of-pocket expenses incurred in attending meetings.

Defined Benefit Plan

We have elected to participate in the NRECA Retirement and Security Program (the “Plan”), a noncontributory, defined benefit, multiple-employer, master pension plan maintained and administered by the NRECA for the benefit of its member systems and their employees. The Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986. The following table lists the estimated current annual pension benefit payable at “normal retirement age,” age 62, for participants in the specified final average salary and years of benefit service categories for the given current multiplier of 1.7%. Benefits, which accrue under the Plan, are based upon the base annual salary as of November of the previous year. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $220,000 effective January 1, 2006.

Straight Life

Years of Benefit Service

Final Average Salary	15	20	25	30	35
$75,000	$22,759	$30,345	$37,931	$45,518	$53,104
100,000	30,345	40,460	50,575	60,690	70,805
125,000	37,931	50,575	63,219	75,863	88,506
150,000	45,518	60,690	75,863	91,035	106,208
160,000	48,552	64,736	80,920	97,104	113,288
170,000	51,587	68,782	85,978	103,173	120,369
180,000	54,621	72,828	91,035	109,242	127,449
190,000	57,656	76,874	96,093	115,311	134,530
200,000	60,690	80,920	101,150	121,380	141,610
205,000	62,207	82,943	103,679	124,415	145,150
210,000	63,725	84,966	106,208	127,449	148,691
220,000	66,759	89,012	111,265	133,518	155,771

50% Joint & Spouse

Years of Benefit Service

Final Average Salary	15	20	25	30	35
$75,000	$19,125	$25,500	$31,875	$38,250	$44,625
100,000	25,500	34,000	42,500	51,000	59,500
125,000	31,875	42,500	53,125	63,750	74,375
150,000	38,250	51,000	63,750	76,500	89,250
160,000	40,800	54,400	68,000	81,600	95,200
170,000	43,350	57,800	72,250	86,700	101,150
180,000	45,900	61,200	76,500	91,800	107,100
190,000	48,450	64,600	80,750	96,900	113,050
200,000	51,000	68,000	85,000	102,000	119,000
205,000	52,275	69,700	87,125	104,500	121,975
210,000	53,550	71,400	89,250	107,100	124,950
220,000	56,100	74,800	93,500	112,200	130,900

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

We participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the Retirement and Security Plan because of the Internal Revenue Code limitations.

As of December 31, 2005, years of credited service under the Plan at “normal retirement age” for each of the Named Executives was: Mr. Reasor, 6.08 years; Mr. Walker, 20.92 years; Mr. Kees, 13.00 years; Mr. Lee, 12.58 years and Ms. Ecker 0.83 years.

Executive and Transition Agreement

We entered into an employment and transition agreement with Mr. Walker on July 14, 2005. The Employment and Transition Agreement details the terms and conditions related to Mr. Walker’s transition from Senior Vice President and Chief Financial Officer to the role of Senior Advisor to the President. Mr. Walker will serve in the capacity as Senior Advisor to the President until May 1, 2007, at which time he will retire. Beginning January 1, 2006 until May 1, 2007, we pay Mr. Walker $17,511 per month. The agreement also provides that he may continue to participate in benefit plans or programs maintained by us to the extent he was participating in or eligible to participate in those plans prior to the executive of the agreement. We will pay the cost of any participation in our group health plans for one year following May 1, 2007. In consideration for termination of his rights under an option plan, we agreed to pay Mr. Walker $51,000 in January 2006 and $51,000 in January 2007. No amounts will be payable to Mr. Walker under the agreement following his death, disability or termination for cause upon specified events other than accrued wages and certain continuing rights under benefit plans, as applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP for fiscal 2005 and 2004. All Audit, Audit-Related, and Tax Fees shown below were pre-approved by the Audit Committee in accordance with its established procedures.

	2005	2004
Audit Fees (a)	$285,850	$207,175
Audit-Related Fees (b)	151,480	29,867
Tax Fees (c)	3,960	6,500

Total	$441,290	$243,542

a)	Fees for professional services provided for the audit of the Company’s annual financial statements as well as reviews of the Company’s quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters, consents, and comment letters.
b)	Fees for professional services which principally include services in connection with internal control matters.
c)	Fees for professional services for tax-related advice and compliance

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)	The following documents are filed as part of this Form 10-K.

1.	Financial Statements

See Index on page 51

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits

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

*4.8 Fifteenth Supplemental Indenture, dated as of May 1, 2003, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (Formerly Crestar Bank), as Trustee (filed as Exhibit 4.A to the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 000-50039, on March 22, 2004).

*4.9 Sixteenth Supplemental Indenture, dated as of July 1, 2003, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (Formerly Crestar Bank), as Trustee, including the form of the 2003 Series A Bond (filed as Exhibit 4.1 to the Registrant’s Form 8-K, File No. 000-50039, on July 25, 2003).

*4.10 Seventeenth Supplemental Indenture, dated as of January 1, 2004, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee (filed as Exhibit 4.B to the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 000-50039, on March 22, 2004).

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

*10.4 Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, dated as of May 31, 1990 (filed as exhibit 10.4 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.5 Amendment No. 1 to the Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, effective March 12, 1993 (filed as exhibit 10.34 to the Registrant’s Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993).

*10.6 Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of May 31, 1990 (filed as exhibit 10.6 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.7 Amendment to the Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, effective January 17, 1995 (filed as exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995).

*10.8 Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit 10.27 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.9 Nuclear Decommissioning Trust Agreement between Old Dominion Electric Cooperative and Bankers Trust Company, dated March 1, 1991 (filed as exhibit 10.29 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.10 Form of Salary Continuation Plan (filed as exhibit 10.31 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.11 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and A&N Electric Cooperative, dated April 24, 1992 (filed as exhibit 10.34 to Amendment No. 2 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 27, 1992).

*10.12 Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and BARC Electric Cooperative, dated April 22, 1992 (filed as exhibit 10.35 to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on May 6, 1992).

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

*10.28 Interconnection Agreement between Delmarva Power & Light Company and Old Dominion Electric Cooperative, dated November 30, 1999 (filed as exhibit 10.33 to the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 33-46795, on March 19, 2001).

*10.29 Participation Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht America Finance Co (filed as exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.30 Clover Unit 1 Equipment Interest Lease Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Equipment Head Lessor, and State Street Bank and Trust Company, as Equipment Head Lessee (filed as exhibit 10.36 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

**10.31 Equipment Operating Lease Agreement, dated as of February 29, 1996, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee (filed as exhibit 10.37 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

**10.32 Corrected Option Agreement to Lease, dated as of February 29, 1996, among Old Dominion Electric Cooperative and State Street Bank and Trust Company (filed as exhibit 10.38 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.33 Clover Agreements Assignment and Assumption Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Assignor, and State Street Bank and Trust Company, as Assignee (filed as exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.34 Payment Undertaking Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch (filed as exhibit 10.42 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.35 Payment Undertaking Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and State Street Bank and Trust Company, as Payment Undertaking Pledgee (filed as exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.36 Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee (filed as exhibit 10.44 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.37 Tax Indemnity Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht America Finance Co. (filed as exhibit 10.45 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.38 Participation Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Clover Unit 2 Generating Trust, Wilmington Trust Company, the Owner Participant named therein and Utrecht America Finance Co. (filed as exhibit 10.46 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

**10.39 Clover Unit 2 Equipment Interest Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Clover Unit 2 Generating Trust (filed as exhibit 10.47 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

**10.40 Operating Equipment Agreement, dated as of July 1, 1996, between Clover Unit 2 Generating Trust and Old Dominion Electric Cooperative (filed as exhibit 10.48 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.41 Clover Agreements Assignment and Assumption Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Assignor, and Clover Unit 2 Generating Trust, as Assignee (filed as exhibit 10.49 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.42 Deed of Ground Lease and Sublease Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Ground Lessor, and Clover Unit 2 Generating Trust, as Ground Lessee (filed as exhibit 10.50 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.43 Guaranty Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and AMBAC Indemnity Corporation (filed as exhibit 10.51 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.44 Investment Agreement, dated as of July 31, 1996, among AMBAC Capital Funding, Inc., Old Dominion Electric Cooperative and AMBAC Indemnity Corporation (filed as exhibit 10.52 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.45 Investment Agreement Pledge Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, as Investment Agreement Pledgor, AMBAC Indemnity Corporation, the Owner Participant named therein and Clover Unit 2 Generating Trust (filed as exhibit 10.53 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.46 Equity Security Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Pledgor, and Wilmington Trust Company, as Collateral Agent (filed as exhibit 10.54 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.47 Payment Undertaking Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch (filed as exhibit 10.55 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.48 Payment Undertaking Pledge Agreement, dated as of July 1, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and Clover Unit 2 Generating Trust, as Payment Undertaking Pledgee (filed as exhibit 10.56 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.49 Subordinated Deed of Trust and Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, Richard W. Gregory, Trustee, and Michael P. Drzal, Trustee (filed as exhibit 10.57 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.50 Subordinated Security Agreement, dated as of July 1, 1996, among Old Dominion Electric Cooperative, the Owner Participant named therein, AMBAC Indemnity Corporation and Clover Unit 2 Generating Trust (filed as exhibit 10.58 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.51 Tax Indemnity Agreement, dated as of July 1 1996, between Old Dominion Electric Cooperative and the Owner Participant named therein (filed as exhibit 10.59 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*10.52 Employment Agreement, dated November 12, 2002, between Old Dominion Electric Cooperative and Jackson E. Reasor (filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 000-50039, on November 25, 2002).

*10.53 Employment and Transition Agreement between Old Dominion Electric Cooperative and Mr. Daniel M. Walker dated July 14, 2005 (filed as Exhibit 10.1 to the Registrant’s Form 8-K, No. 000-50039, on July 14, 2005).

*10.54 Employment letter, dated November 28, 2005, of Old Dominion Electric Cooperative and agreed and accepted by Robert L. Kees (filed as exhibit 10.1 to the Registrant’s Form 8-K, No. 000-50039, on November 28, 2005).

*10.55 Amendment to the Employment and Transition Agreement between Old Dominion Electric Cooperative and Mr. Daniel M. Walker dated November 30, 2005 (filed as Exhibit 10.2 to the Registrant’s Form 8-K, No. 000-50039, on November 28, 2005).

*10.56 Amendment No. 1 to Participation Agreement, dated as of December 19, 2002, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein, Utrecht America Finance Co and Cedar Hill International Corp.

*10.57 Amendment No. 1 to Equipment Operating Lease Agreement, dated as of December 19, 2002, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee.

*10.58 Amendment No. 1. to Corrected Foundation Operating Lease Agreement, dated as of December 19, 2002, between State Street Bank and Trust Company, as Foundation Lessor and Old Dominion Electric Cooperative, as Foundation Lessee.

*10.59 Deposit Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative, as Depositor and JP Morgan Chase Bank, as Depositary.

*10.60 Deposit Pledge Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative, as Pledgor and State Street Bank and Trust Company, as Pledgee.

*10.61 First Blocked Account Control Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative, as Pledgor and State Street Bank and Trust Company, as Pledgee.

*10.62 Second Blocked Account Control Agreement, dated as of December 19, 2002, among Old Dominion Electric Cooperative, as Pledgor and State Street Bank and Trust Company, Utrecht America Finance Co., as Agent and JP Morgan Chase Bank.

*10.63 Amendment No. 2 to Payment Undertaking Agreement, dated as of December 19, 2002 between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch.

*10.64 Amendment No. 1 to Tax Indemnity Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative and the Owner Participant named therein.

*10.65 Amendment No. 2 to Participation Agreement, dated as of December 31, 2004, between and among Old Dominion Electric Cooperative, U.S. Bank National Association, Wachovia Bank, National Association, Utrecht-America Finance Co., and Cedar Hill International Corp. (filed as exhibit 10.1 to the Registrant’s Form 8-K, File No. 000-50039, on January 13, 2005).

10.66 Mutual Operating Agreement, dated as of May 18, 2005, between Virginia Electric and Power Company and Old Dominion Electric Cooperative.

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
Jackson E. Reasor President and Chief Executive Officer

Date: March 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities on March 20, 2006.

Signature	Title
/s/ JACKSON E. REASOR	President and Chief Executive Officer (Principal executive officer)
Jackson E. Reasor

/s/ ROBERT L. KEES	Senior Vice President and Chief Financial Officer (Principal financial officer)
Robert L. Kees

/s/ F. THOMAS SMILEY	Vice President and Controller
F. Thomas Smiley	(Principal accounting officer)

/s/ J. WILLIAM ANDREW, JR.	Director
J. William Andrew, Jr.

/s/ M. JOHNSON BOWMAN	Director
M. Johnson Bowman

/s/ M DALE BRADSHAW	Director
M Dale Bradshaw

/s/ VERNON N. BRINKLEY	Director
Vernon N. Brinkley

/s/ CALVIN P. CARTER	Director
Calvin P. Carter

/s/ GLENN F. CHAPPELL	Director
Glenn F. Chappell

/s/ CARL R. EASON	Director
Carl R. Eason

/s/ KENT D. FARMER	Director
Kent D. Farmer

/s/ STANLEY C. FEUERBERG	Director
Stanley C. Feuerberg

/s/ WILLIAM C. FRAZIER	Director
William C. Frazier

/s/ FRED C. GARBER	Director
Fred C. Garber

/s/ HUNTER R. GREENLAW, JR.	Director
Hunter R. Greenlaw, Jr.

/s/ BRUCE A. HENRY	Director
Bruce A. Henry

/s/ WADE C. HOUSE	Director
Wade C. House

/s/ FREDERICK L. HUBBARD	Director
Frederick L. Hubbard

/s/ DAVID J. JONES	Director
David J. Jones

/s/ BRUCE M. KING	Director
Bruce M. King

/s/ WILLIAM M. LEECH, JR.	Director
William M. Leech, Jr.

/s/ M. LARRY LONGSHORE	Director
M. Larry Longshore

/s/ JAMES M. REYNOLDS	Director
James M. Reynolds

/s/ MYRON D. RUMMEL	Director
Myron D. Rummel

/s/ PHILIP B. TANKARD	Director
Philip B. Tankard

/s/ CARL R. WIDDOWSON	Director
Carl R. Widdowson

/s/ GREGORY W. WHITE	Director
Gregory W. White

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Old Dominion does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2005. Accordingly, Old Dominion will not file an annual report with the Securities and Exchange Commission.