Form 10-Q
period 2006-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2006-08-11
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
In service	$1,520,341	$1,519,578
Less accumulated depreciation	(491,176)	(470,735)

	1,029,165	1,048,843
Nuclear fuel, at amortized cost	10,862	9,018
Construction work in progress	17,399	16,365

Net Electric Plant	1,057,426	1,074,226

Investments:
Nuclear decommissioning trust	82,464	79,464
Lease deposits	166,370	163,156
Other	4,601	12,193

Total Investments	253,435	254,813

Current Assets:
Cash and cash equivalents	64,974	98,633
Deposits	—	24,686
Accounts receivable	942	25,242
Accounts receivable-members	81,391	80,569
Fuel, materials and supplies	30,429	25,669
Deferred energy	30,062	21,328
Prepayments	2,223	3,304

Total Current Assets	210,021	279,431

Deferred Charges:
Regulatory assets	39,552	43,753
Other	30,811	60,143

Total Deferred Charges	70,363	103,896

Total Assets	$1,591,245	$1,712,366

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$277,858	$271,833
Non-controlling interest	12,028	25,062
Long-term debt	834,579	832,980

Total Capitalization	1,124,465	1,129,875

Current Liabilities:
Long-term debt due within one year	22,917	22,917
Accounts payable	47,117	89,854
Accounts payable-members	62,998	64,110
Accounts payable-deposits	—	24,686
Accrued expenses	31,538	33,740

Total Current Liabilities	164,570	235,307

Deferred Credits and Other Liabilities:
Asset retirement obligation	50,112	48,810
Obligations under long-term leases	168,931	166,043
Regulatory liabilities	48,013	95,271
Other	35,154	37,060

Total Deferred Credits and Other Liabilities	302,210	347,184

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,591,245	$1,712,366

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues	$185,952	$160,457	$389,413	$332,048

Operating Expenses:
Fuel	30,835	24,222	55,300	49,785
Purchased power	88,757	90,899	250,121	207,736
Deferred energy	18,948	1,130	(8,734)	(16,478)
Operations and maintenance	9,578	7,626	17,638	16,424
Administrative and general	9,062	7,848	17,349	15,767
Depreciation, amortization and decommissioning	9,634	9,651	19,294	19,315
Amortization of regulatory asset/(liability), net	498	202	693	1,173
Taxes other than income taxes	1,553	1,571	3,113	3,162
Accretion	651	618	1,302	1,236

Total Operating Expenses	169,516	143,767	356,076	298,120

Operating Margin	16,436	16,690	33,337	33,928

Other (Expense)/Income, net	32	(48)	(68)	(126)
Investment Income	2,095	1,401	4,170	2,240
Interest Charges, net	(15,148)	(14,671)	(30,070)	(29,316)

Net Margin Before Income Taxes and Non-Controlling Interest	3,415	3,372	7,369	6,726

Income Taxes	(153)	(170)	(538)	(336)
Non-Controlling Interest	(227)	(256)	(806)	(505)

Net Margin	3,035	2,946	6,025	5,885

Patronage Capital - Beginning of Period	274,823	262,663	271,833	259,724

Patronage Capital - End of Period	$277,858	$265,609	$277,858	$265,609

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Margin	$3,035	$2,946	$6,025	$5,885

Other Comprehensive Income:
Unrealized gain on available for sale securities	—	9	—	—
Unrealized (loss)/gain on derivative contracts (1)	(1,336)	(1,772)	(13,840)	7,091

Other Comprehensive Income Before Non-Controlling Interest	(1,336)	(1,763)	(13,840)	7,091
Less: Non-controlling interest in comprehensive income	1,336	1,772	13,840	(7,091)

Comprehensive Income	$3,035	$2,955	$6,025	$5,885

(1)	Unrealized (loss)/gain on derivative contracts net of tax benefit of $0.8 million and $8.8 million for the three and six months ended June 30, 2006, respectively. Unrealized (loss)/gain on derivative contracts net of tax benefit of $1.1 million and tax expense of $4.6 million for the three and six months ended June 30, 2005, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Operating Activities:
Net Margin	$6,025	$5,885
Adjustments to reconcile net margins to net cash provided by (used for) operating activities:
Depreciation, amortization and decommissioning	19,294	19,315
Other non-cash charges	4,247	5,537
Non-controlling interest	806	505
Amortization of lease obligations	5,461	5,164
Interest on lease deposits	(5,283)	(4,955)
Change in current assets	44,485	(6,767)
Change in deferred energy	(8,734)	(16,478)
Change in current liabilities	(61,889)	1,765
Change in regulatory assets and liabilities	(44,100)	10,697
Deferred charges and credits	6,120	2,897

Net Cash (Used for)/Provided by Operating Activities	(33,568)	23,565

Financing Activities:
Obligations under long-term leases	(504)	(432)

Net Cash Used for Financing Activities	(504)	(432)

Investing Activities:
Purchases of available for sale securities	(7,675)	(15,015)
Proceeds from sale of available for sale securities	15,350	15,000
Decrease (Increase) in other investments	(2,040)	855
Electric plant additions	(5,222)	(5,581)

Net Cash Provided by/(Used for) Investing Activities	413	(4,741)

Net Change in Cash and Cash Equivalents	(33,659)	18,392
Cash and Cash Equivalents - Beginning of Period	98,633	17,564

Cash and Cash Equivalents - End of Period	$64,974	$35,956

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2006, and our consolidated results of operations, comprehensive income, and cash flows for the three and six months ended June 30, 2006 and 2005. The consolidated results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Presentation. The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“Old Dominion” or “we” or “our”) and TEC Trading, Inc. (“TEC”). We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are twelve customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland, and parts of West Virginia. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”), TEC is considered a variable interest entity for which we are the primary beneficiary. We became the primary beneficiary of TEC in 2001. We first consolidated TEC’s financial position as of December 31, 2004, and beginning January 1, 2005, TEC’s operations were also consolidated as a result of our adoption of the Interpretation. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net assets consolidated were $12.5 million and $36.1 million at June 30, 2006, and December 31, 2005, respectively. As TEC is 100% owned by our twelve member distribution cooperatives, its equity is presented as a non-controlling interest in our consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities is recorded using the equity method of accounting.

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

For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we may elect cash flow hedge accounting in accordance with SFAS No. 133. Accordingly, gains and losses on derivative contracts are deferred into Other Comprehensive Income until the hedged underlying transaction occurs or is no longer likely to occur. For derivative contracts where hedge accounting is not utilized, or for which ineffectiveness exists, we defer all remaining gains and losses on a net basis as a regulatory asset or liability in accordance with SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation.” These amounts are subsequently reclassified as purchased power or fuel expense in our Consolidated Statements of Revenues, Expenses and Patronage Capital as the power or fuel is delivered and/or the contract settles.

Generally, derivatives are reported on the Consolidated Balance Sheet at fair value. The measurement of fair value is based on actively quoted market prices, if available. Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications. For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value. Hedge ineffectiveness was immaterial for the three months ended June 30, 2006 and 2005.

We are exposed to credit risk in our business operations. We have a Credit Risk Policy that establishes the basis for determining counterparty credit standards and processes to determine credit limits. Our risk management committee monitors credit exposure on a regular basis. Formal counterparty credit reviews are performed at least annually and informal reviews are performed on an ongoing basis. As of December 31, 2005, our counterparties were required to post $24.7 million in deposits in accordance with the terms of our respective master power purchase and sales agreements with them. At June 30, 2006, due to changes in energy prices, our counterparties were not required to post deposits.

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

Ragnar Benson

In December 2002, we entered into a contract with Ragnar Benson, Inc. (“RBI”) for engineering, procurement and construction services relating to the construction of our Marsh Run combustion turbine facility. Construction of the facility began in April 2003 and the facility was required to be substantially complete in the second quarter of 2004. The facility ultimately became available for commercial operation on September 15, 2004. On December 23, 2004, we terminated the contract with RBI for default and filed suit in the U.S. District Court for the Eastern District of Virginia, Richmond Division, against RBI seeking liquidated damages for delay in completion of the project up to $15.0 million and damages for breach of contract up to $5.0 million. RBI filed a counterclaim for damages exceeding $15.0 million related to conditions they claim to have encountered during construction. We filed an answer to RBI’s counterclaim denying any liability to RBI. During the discovery phase of the legal proceeding, RBI revised its claim from $15.0 million to $33.0 million.

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

On March 27, 2006, the Marsh Run facility attained substantial completion according to the terms of the contract.

On August 4, 2006, the court ruled in our favor on all remaining issues in the case and awarded us damages of $5.2 million plus expenses. After the court rules on our expenses and any motions RBI may file, each party will have 30 days to appeal any of the court’s rulings to the United States Court of Appeals for the Fourth Circuit. We intend to enforce the court’s rulings against RBI, to the extent permitted by its bankruptcy proceeding, and against Seaboard Surety Company, the surety of RBI’s performance bond.

Tax Increase Prevention and Reconciliation Act of 2005

On May 17, 2006, President Bush signed into law an act entitled the “Tax Increase Prevention and Reconciliation Act of 2005” (the “2005 Tax Act”). Among other provisions, the 2005 Tax Act imposes an excise tax on certain types of leasing transactions entered into by tax-exempt entities. At this time, it is not clear whether the excise tax imposed by the 2005 Tax Act is applicable to our lease transactions. We are currently evaluating this legislation and the impact on us; however, specific guidance has not yet been made available, and until further guidance is issued, any potential liability under the 2005 Tax Act cannot be estimated.

5.	New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 become effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements.

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

Critical Accounting Policies

As of June 30, 2006, there have been no significant changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The policies included the accounting for rate regulation, deferred energy, asset retirement obligations, derivative contracts and our margin stabilization plan.

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

Our financial results for the three and six months ended June 30, 2006, were impacted by changing conditions in the energy markets. These changes impacted the fair value of our derivatives, as well as our deferred energy balance for the three and six months ended June 30, 2006, and impacted our purchased power costs for the six months ended June 30, 2006. Sales of energy to non-members increased as a result of our strategy to hedge a greater percentage of our exposure to spot market prices under purchasing arrangements and differences between actual and forecasted energy needs.

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

Our operating revenues are derived from power sales to our members and non-members. Our operating revenues by type of purchaser for the three and six months ended June 30, 2006 and 2005, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Member distribution cooperatives	$171,782	$149,475	$348,597	$302,760
Non-member	14,170	10,982	40,816	29,288

Total revenues	$185,952	$160,457	$389,413	$332,048

Our energy sales in megawatt hours (“MWh”) to our members and non-members for the three months and six months ended June 30, 2006 and 2005, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30.
	2006	2005	2006	2005
	(in MWh)		(in MWh)
Energy sales:
Member distribution cooperatives	2,451,643	2,411,149	5,244,909	5,297,852
Non-member	281,849	250,890	758,435	668,507

Total energy sales	2,733,492	2,662,039	6,003,344	5,966,359

Sales to Member Distribution Cooperatives. Revenues from sales to our member distribution cooperatives are a function of our formulary rate for sales of power to our member distribution cooperatives and our member distribution cooperatives’ consumers’ requirements for power. Operating revenues on our Condensed Consolidated Statements of Revenues, Expenses and Patronage Capital reflect the actual capacity-related costs we incurred plus the energy costs that we collected during the period. Estimated capacity-related costs are collected during the period through the demand component of our formulary rate. Under our formulary rate, we make adjustments for the refund or recovery of amounts under our Margin Stabilization Plan. We adjust demand revenues and accounts payable—members or accounts receivable—members each quarter to reflect these adjustments. See “Critical Accounting Policies—Margin Stabilization Plan” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for a discussion of our Margin Stabilization Plan.

Revenues from sales to our member distribution cooperatives by formulary rate component and average costs to our member distribution cooperatives in MWh for the three and six months ended June 30, 2006 and 2005, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30.
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues from sales to member distribution cooperatives:
Base energy revenues	$44,131	$43,528	$94,360	$95,325
Fuel factor adjustment revenues	72,261	51,015	140,597	98,009

Total energy revenues	116,392	94,543	234,957	193,334
Demand (capacity) revenues	55,390	54,932	113,640	109,426

Total revenues from sales to member distribution cooperatives	$171,782	$149,475	$348,597	$302,760

Average costs to member distribution cooperatives (per MWh)(1)	$70.07	$61.99	$66.46	$57.15

(1)	Our average costs to member distribution cooperatives are based on the blended cost of power.

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

Three and Six Months Ended June 30, 2006 compared to Three and Six Months ended June 30, 2005:

Total revenues from sales to our member distribution cooperatives for the three and six months ended June 30, 2006, increased $22.3 million, or 14.9%, and increased $45.8 million, or 15.1%, respectively as compared to the same periods in 2005 primarily as a result of our higher energy rates.

Our total energy rate (including our base energy rate and our fuel factor adjustment rate) was 21.1% and 22.8% higher during the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. We increased our fuel factor adjustment rate effective October 1, 2005, and April 1, 2006, resulting in an increase to our total energy rate of approximately 8.1% and 11.9%, respectively. These increases were implemented due to continued rising energy costs that resulted in increased fuel and purchased power costs.

The capacity costs we incurred, and thus the capacity-related revenues we reflected pursuant to the formulary rate, for the three and six months ended June 30, 2006, as compared to the same period in 2005, increased $0.5 million, or 0.9%, and $4.2 million, or 3.9%, respectively, primarily related to increased transmission charges and a reclassification of certain maintenance costs previously classified as energy costs pursuant to the settlement agreement in our FERC proceedings.

Our average costs to member distribution cooperatives per MWh increased $8.08, or 13.0%, and $9.32, or 16.3%, per MWh, for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005, primarily as a result of the increase in our total energy rates related to increased fuel and purchased power costs.

Sales to Non-Members. Sales to non-members consist of sales of excess purchased energy and sales of excess generated energy. We primarily sell excess energy to PJM Interconnection, LLC (“PJM”) under its rates for providing energy imbalance services. Prior to May 1, 2005, we also sold excess energy from the Clover Power Station (“Clover”) to the Virginia Electric & Power Company pursuant to the requirements of the Clover operating agreement. Non-member revenue increased by $3.2 million and $11.5 million in the three and six months ended June 30, 2006, respectively, over the same periods in 2005. The increase in non-member revenue for the three and six months ended June 30, 2006, is primarily due to an increase in the prices at which we sold excess energy to non-members and the volume of excess energy sales. The volume of excess energy sales increased 12.3% and 13.5% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. Excess energy, which is sold to third parties, is the result of changes in our purchased power portfolio, differences between actual and forecasted energy needs, as well as changes in market conditions.

Operating Expenses

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through (i) our interests in electric generating facilities which consist of a 50% interest in Clover, an 11.6% interest in the North Anna Nuclear Power Station (“North Anna”), our Louisa combustion turbine facility (“Louisa”), our Marsh Run combustion turbine facility (“Marsh Run”), our Rock Springs combustion turbine facility (“Rock Springs”), and our distributed generation facilities, and (ii) power purchases from third parties through power purchase contracts and forward, short-term and spot market energy purchases. Our energy supply for the three and six months ended June 30, 2006 and 2005, was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	830,456	29.9%	559,669	20.4%	1,737,264	28.4%	1,458,626	23.8%
North Anna	439,757	15.8	467,127	17.1	828,251	13.5	931,494	15.2
Louisa	28,909	1.0	28,068	1.0	29,684	0.5	30,719	0.5
Marsh Run	31,144	1.1	46,445	1.7	32,694	0.5	61,073	1.0
Rock Springs	4,409	0.2	14,632	0.6	4,409	0.1	22,528	0.3
Distributed generation	106	—	273	—	106	—	637	—

Total generated	1,334,781	48.0	1,116,214	40.8	2,632,408	43.0	2,505,077	40.8

Purchased:
Total purchased	1,447,577	52.0	1,622,868	59.2	3,493,516	57.0	3,628,217	59.2

Total available energy	2,782,358	100.0%	2,739,082	100.0%	6,125,924	100.0%	6,133,294	100.0%

We satisfy the majority of our member distribution cooperatives’ capacity requirements and a portion of their energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run, and Rock Springs. We purchase capacity and energy from the market to supply the remaining needs of our member distribution cooperatives.

Our operating expenses are significantly affected by the extent to which we purchase power and, relatedly, the availability of our base load generating facilities, Clover and North Anna. Base load generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs, but nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-fired facilities also have relatively low variable costs, as compared to combustion turbine facilities such as Louisa, Marsh Run and Rock Springs. Owners of nuclear and other power plants incur the embedded fixed costs of these facilities whether or not the units operate. When either Clover or North Anna is off-line, we must purchase replacement energy from the PJM market, which may be more or less costly. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility, but are more expensive to operate; therefore, we operate them only when the market price of energy makes their operation economical. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are more significantly affected by the operations of

Clover and North Anna than by our combustion turbine facilities. The output of Clover and North Anna for the three and six months ended June 30, 2006 and 2005, as a percentage of the maximum net dependable capacity rating of the facilities was as follows:

	Clover				North Anna
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Unit 1	87.2%	72.5%	91.7%	83.6%	89.2%	100.5%	79.1%	100.8%
Unit 2	88.0	43.3	92.0	70.6	99.8	99.8	100.3	100.2
Combined	87.6	57.9	91.9	77.1	94.5	100.2	89.7	100.5

Clover. During the three and six months ended June 30, 2006, Clover Units 1 and 2 were each off-line for 5 days for scheduled maintenance outages. During the three and six months ended June 30, 2005, Clover Units 1 and 2 were off-line for 9 days and 34 days, respectively, for scheduled maintenance outages. Clover Units 1 and 2 experienced minor unscheduled outages for the three and six months ended June 30, 2006 and 2005. On May 1, 2005, operational control of Virginia Power’s transmission facilities was transferred to PJM. With that transfer, all of our member distribution cooperatives’ capacity and energy requirements are now within the PJM control area and our generating facilities are now under dispatch control of PJM. Accordingly, Clover Units 1 and 2 are operated pursuant to PJM dispatching requirements.

North Anna. On March 12, 2006, North Anna Unit 1 was taken off-line for a scheduled refueling and maintenance outage and was returned to service on April 10, 2006. North Anna Unit 1 experienced minor unscheduled outages during the six months ended June 30, 2006. North Anna Unit 2 did not experience any outages during the three and six months ended June 30, 2006. North Anna Units 1 and 2 did not experience any outages during the three and six months ended June 30, 2005.

Combustion turbine facilities. During the three and six months ended June 30, 2006, and 2005, the operational availability of Louisa, Marsh Run and Rock Springs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Louisa	99.8%	93.9%	99.6%	97.0%
Marsh Run	100.0	96.3	99.6	98.1
Rock Springs	87.3	99.2	89.7	97.4

On June 1, 2006, we completed the transition of the operation and maintenance of our Louisa and Marsh Run combustion turbine facilities to our own personnel.

The components of our operating expenses for the three and six months ended June 30, 2006 and 2005, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Fuel	$30,835	$24,222	$55,300	$49,785
Purchased power	88,757	90,899	250,121	207,736
Deferred energy	18,948	1,130	(8,734)	(16,478)
Operations and maintenance	9,578	7,626	17,638	16,424
Administrative and general	9,062	7,848	17,349	15,767
Depreciation, amortization and decommissioning	9,634	9,651	19,294	19,315
Amortization of regulatory asset/(liability), net	498	202	693	1,173
Taxes, other than income taxes	1,553	1,571	3,113	3,162
Accretion	651	618	1,302	1,236

Total Operating Expenses	$169,516	$143,767	$356,076	$298,120

On April 11, 2006, our Board of Directors approved an increase to our fuel factor adjustment rate, resulting in an increase to our total energy rate of approximately 11.9% effective April 1, 2006, due to rising energy costs. Effective April 1, 2006, we decreased the demand component of our rate approximately 1.8% in accordance with the annual budget for 2006 that our Board of Directors approved in December 2005. Increases or decreases in our budget automatically amend the demand component of our formulary rate.

Three and Six Months Ended June 30, 2006 compared to Three and Six Months ended June 30, 2005:

Aggregate operating expenses increased $25.7 million, or 17.9%, and $58.0 million, or 19.4%, for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005, primarily due to changes in purchased power expense, deferred energy, and fuel expense.

Purchased power expense decreased $2.1 million, or 2.4% for the three months ended June 30, 2006, as compared to the same period in 2005 and purchased power expense increased $42.4 million, or 20.4%, for the six months ended June 30, 2006, as compared to the same period in 2005, due to an increase in the average cost of purchased power partially offset by the decrease in the volume of purchased power. For the three and six months ended June 30, 2006, the average cost of purchased power increased 9.5% and 25.0%, respectively, as compared to the same periods in 2005. The increase in the average cost of purchased power is reflective of the overall price increases in energy costs across all markets. For the three and six months ended June 30, 2006, the volume of purchased power decreased 10.8% and 3.7%, respectively.

Deferred energy expense changed $17.8 million, or 1,576.8%, and $7.7 million, or 47.0%, for the three and six months ended June 30, 2006, as compared to the same periods in 2005. During the three months ended June 30, 2006, we over-collected $18.9 million in energy costs; whereas in the three months ended June 30, 2005, we over-collected $1.1 million in energy costs. During the six months ended June 30, 2006, we under-collected $8.7 million in energy costs as compared to an under-collection of $16.5 million for the same period in 2005. At June 30, 2006 and 2005, we had an under-collected deferred energy balance of $30.1 million and $11.7 million, respectively.

Fuel expense increased $6.6 million, or 27.3%, and $5.5 million, or 11.1%, for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The increases in fuel expense were primarily due to increased coal costs related to the increased generation at Clover partially offset by reduced natural gas costs due to decreased generation at our combustion turbine facilities.

Other Items

Investment Income. Investment income increased $0.7 million, or 49.6%, and $1.9 million, or 86.2%, for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005, primarily due to income earned on our increased average balances in cash and temporary investments as a result of higher member prepayments and counterparty deposits, and higher interest rates.

Interest Charges, net. The primary factors affecting our interest expense are scheduled payments of principal on our indebtedness and capitalized interest.

The major components of interest charges, net for the three and six months ended June 30, 2006 and 2005, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(13,974)	$(14,242)	$(27,869)	$(28,385)
Other	(1,199)	(485)	(2,255)	(1,043)

Total Interest Charges	(15,173)	(14,727)	(30,124)	(29,428)
Allowance for borrowed funds used during construction	25	56	54	112

Interest Charges, net	$(15,148)	$(14,671)	$(30,070)	$(29,316)

Interest charges, net increased $0.5 million, or 3.3%, and $0.8 million, or 2.6%, for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005.

Net Margin. Our net margin, which is a function of our total interest charges, remained relatively flat for the three and six months ended June 30, 2006, as compared to the same period in 2005.

Financial Condition

The principal changes in our financial condition from December 31, 2005 to June 30, 2006, were caused by decreases in regulatory liabilities, accounts payable, deferred charges—other, deposits, accounts payable—deposits, and accounts receivable, and the change in deferred energy. Regulatory liabilities decreased $47.3 million primarily due to the change in the fair value of our derivatives. Accounts payable decreased $42.7 million primarily as a result of decreased purchased power in June 2006 as compared to December 2005. Deferred charges—other decreased $29.3 million as a result of deferred derivative activity. Deposits and accounts payable—deposits decreased $24.7 million. As of December 31, 2005, our counterparties were required to post $24.7 million in deposits in accordance with the terms of our respective master power purchase and sales agreements with them. At June 30, 2006, due to changes in energy prices, our counterparties were not required to post deposits due to the change in market conditions as compared to December 2005. Accounts receivable decreased $24.3 million primarily due to the decrease in purchased power receivables. Our deferred energy balance represents the net under- or over-collection of energy costs as of the end of the reporting period. These amounts are recovered from or refunded to our member distribution cooperatives in subsequent periods. At December 31, 2005, we had an under-collected deferred energy balance of $21.3 million as compared to an under-collected deferred energy balance of $30.1 million at June 30, 2006.

Liquidity and Capital Resources

Operations. Historically, our operating cash flows have been sufficient to meet our short- and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. During the first six months of 2006, our cash needs exceeded our cash flows from operating activities by $33.6 million. Our operating activities provided cash flow of $23.6 million during the first six months of 2005. Operating activities during the six months of 2006 were primarily impacted by the change in current liabilities, regulatory assets and liabilities, and deferred energy partially offset by the change in current assets. Current liabilities changed $61.9 million primarily as a result of decreased accounts payable related to purchased power and decreased accounts payable—deposits as a result of the change in the amount of deposits posted by our counterparties in accordance with the terms of our respective master power purchase and sales agreements with them. Regulatory assets and liabilities changed $44.1 million primarily due to the change in the fair value of our derivatives. At June 30, 2006, we had an under-collected deferred energy balance of $30.1 million as compared to an under-collected deferred energy balance of $21.3 million at December 31, 2005, which resulted in a cash outflow of $8.7 million. Current assets changed $44.5 million related to the change in the amount of deposits posted by our counterparties in accordance with the terms of our respective master power purchase and sales agreements with them and decreased accounts receivable, which was primarily due to the decrease in purchased power receivables.

Financing Activities. In addition to liquidity from our operating activities, we maintain committed lines of credit and revolving credit facilities to cover short-term and medium-term funding needs. As of June 30, 2006, we had short-term committed variable rate lines of credit in an aggregate amount of $180.0 million, all of which are available for general working capital purposes. Additionally, we had two committed three-year revolving credit facilities, $50.0 million each, available for capital expenditures and general corporate purposes. One of these revolving credit facilities expires on March 18, 2007 and the other expires on January 30, 2009.

At June 30, 2006 and 2005, we had no short-term borrowings or letters of credit outstanding under any of these arrangements. We expect the working capital lines of credit to be renewed as they expire.

Investing Activities. Investing activities in the first six months of 2006 were primarily impacted by activity related to available for sale securities, interest earned on investments-other and cash and cash equivalents, as well as electric plant additions for our generating facilities.

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2006.

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

OLD DOMINION ELECTRIC COOPERATIVE

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ragnar Benson, Inc.

We have been engaged in litigation with Ragnar Benson, Inc. (“RBI”) regarding the performance of engineering, procurement and construction services with respect to our Marsh Run combustion turbine facility. See “Ragnar Benson” in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. On August 4, 2006, the court ruled in our favor on all remaining issues in the case and awarded us damages of $5.2 million plus expenses. After the court rules on our expenses and any motions RBI may file, each party will have 30 days to appeal any of the court’s rulings to the United States Court of Appeals for the Fourth Circuit. We intend to enforce the court’s rulings against RBI, to the extent permitted by its bankruptcy proceeding, and against Seaboard Surety Company, the surety of RBI’s performance bond.

Other Matters

No material developments have occurred in our legal proceedings with Northern Virginia Electric Cooperative, FERC Proceedings Related to Potential Reorganization, or Norfolk Southern Railway Company since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. See “Legal Proceedings” in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Other than legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

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

ITEM 5. OTHER INFORMATION

On May 17, 2006, President Bush signed into law an act entitled the “Tax Increase Prevention and Reconciliation Act of 2005” (the “2005 Tax Act”). Among other provisions, the 2005 Tax Act imposes an excise tax on certain types of leasing transactions entered into by tax-exempt entities. At this time, it is not clear whether the excise tax imposed by the 2005 Tax Act is applicable to our lease transactions. See “Clover” in Part 1, Item 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We are currently evaluating the 2005 Tax Act and the impact on us; however, specific guidance has not yet been made available, and until further guidance is issued, any potential liability under the 2005 Tax Act cannot be estimated.

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

OLD DOMINION ELECTRIC COOPERATIVE Registrant

Date: August 11, 2006	/s/ Robert L. Kees
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