Form 10-Q
period 2007-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2007-08-10
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
In service	$1,531,111	$1,527,672
Less accumulated depreciation	(528,428)	(509,306)

	1,002,683	1,018,366
Nuclear fuel, at amortized cost	11,015	8,381
Construction work in progress	21,740	20,342

Net Electric Plant	1,035,438	1,047,089

Investments:
Nuclear decommissioning trust	95,715	91,050
Lease deposits	175,499	171,585
Other	52,715	24,321

Total Investments	323,929	286,956

Current Assets:
Cash and cash equivalents	108,585	52,018
Accounts receivable	4,742	4,071
Accounts receivable-deposits	—	23,600
Accounts receivable-members	91,854	94,136
Fuel, materials and supplies	30,660	30,585
Deferred energy	21,820	14,914
Prepayments	2,546	4,035

Total Current Assets	260,207	223,359

Deferred Charges:
Regulatory assets	37,211	49,738
Other	20,743	20,267

Total Deferred Charges	57,954	70,005

Total Assets	$1,677,528	$1,627,409

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$299,167	$293,077
Non-controlling interest	10,624	10,993
Long-term debt	814,978	813,264

Total Capitalization	1,124,769	1,117,334

Current Liabilities:
Long-term debt due within one year	22,917	22,917
Accounts payable	95,283	87,844
Accounts payable-members	68,822	48,220
Accrued expenses	43,419	35,767

Total Current Liabilities	230,441	194,748

Deferred Credits and Other Liabilities:
Asset retirement obligation	57,277	55,812
Obligations under long-term leases	177,995	174,205
Regulatory liabilities	54,649	51,497
Other	32,397	33,813

Total Deferred Credits and Other Liabilities	322,318	315,327

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,677,528	$1,627,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues	$226,619	$185,952	$455,329	$389,413
Operating Expenses:
Fuel	29,424	30,835	62,517	55,300
Purchased power	139,140	88,757	305,456	250,121
Deferred energy	9,213	18,948	(6,906)	(8,734)
Operations and maintenance	12,961	9,578	22,937	17,638
Administrative and general	8,521	9,062	16,613	17,349
Depreciation, amortization and decommissioning	9,407	9,634	18,824	19,294
Amortization of regulatory asset/(liability), net	712	498	893	693
Accretion of asset retirement obligations	733	651	1,465	1,302
Taxes other than income taxes	1,804	1,553	3,634	3,113

Total Operating Expenses	211,915	169,516	425,433	356,076

Operating Margin	14,704	16,436	29,896	33,337

Other (Expense)/Income, net	(18)	32	(61)	(68)
Investment Income	3,625	2,095	6,633	4,170
Interest Charges, net	(15,201)	(15,148)	(30,287)	(30,070)

Net Margin Before Income Taxes and Non-Controlling Interest	3,110	3,415	6,181	7,369

Income Taxes	(17)	(153)	(25)	(538)
Non-Controlling Interest	(36)	(227)	(66)	(806)

Net Margin	3,057	3,035	6,090	6,025

Patronage Capital – Beginning of Period	296,110	274,823	293,077	271,833

Patronage Capital – End of Period	$299,167	$277,858	$299,167	$277,858

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Margin	$3,057	$3,035	$6,090	$6,025
Other Comprehensive Income:
Unrealized (loss) on derivative contracts(1)	—	(1,336)	(435)	(13,840)

Other Comprehensive Income (Loss) Before Non-Controlling Interest	3,057	1,699	5,655	(7,815)
Less: Non-controlling interest in comprehensive income	—	1,336	435	13,840

Comprehensive income	$3,057	$3,035	$6,090	$6,025

(1)	Unrealized (loss) on derivative contracts net of taxes of $0.3 million for the six months ended June 30, 2007. Unrealized (loss) on derivative contracts net of tax benefit of $0.8 million and $8.8 million for the three and six months ended June 30, 2006, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Operating Activities:
Net Margin	$6,090	$6,025
Adjustments to reconcile net margins to net cash provided by (used for) operating activities:
Depreciation, amortization and decommissioning	18,823	19,294
Other non-cash charges	4,874	4,247
Non-controlling interest	66	806
Amortization of lease obligations	5,779	5,461
Interest on lease deposits	(5,628)	(5,283)
Change in current assets	26,625	44,485
Change in deferred energy	(6,906)	(8,734)
Change in current liabilities	35,970	(61,889)
Change in regulatory assets and liabilities	13,378	(44,100)
Deferred charges and credits	(1,223)	6,120

Net Cash Provided by/(Used for) Operating Activities	97,848	(33,568)

Financing Activities:
Obligations under long-term leases	(275)	(504)

Net Cash Used for Financing Activities	(275)	(504)

Investing Activities:
Purchases of available for sale securities	(203,134)	(7,675)
Proceeds from sale of available for sale securities	165,054	15,350
Decrease (Increase) in other investments	7,323	(2,040)
Electric plant additions	(10,249)	(5,222)

Net Cash (Used for)/Provided by Investing Activities	(41,006)	413

Net Change in Cash and Cash Equivalents	56,567	(33,659)
Cash and Cash Equivalents—Beginning of Period	52,018	98,633

Cash and Cash Equivalents—End of Period	$108,585	$64,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2007, and our consolidated results of operations, comprehensive income, and cash flows for the three and six months ended June 30, 2007 and 2006. The consolidated results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Presentation. The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“ODEC “ or “we” or “our”) and TEC Trading, Inc. (“TEC”). We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are twelve customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland, and parts of West Virginia. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”), TEC is considered a variable interest entity for which we are the primary beneficiary. We became the primary beneficiary of TEC in 2001. We first consolidated TEC’s financial position as of December 31, 2004, and beginning January 1, 2005, TEC’s operations were also consolidated as a result of our adoption of the Interpretation. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net assets consolidated were $10.6 million and $11.0 million at June 30, 2007, and December 31, 2006, respectively. As TEC is 100% owned by our twelve member distribution cooperatives, its equity is presented as a non-controlling interest in our consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities is recorded using the equity method of accounting.

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

Generally, derivatives are reported on the Consolidated Balance Sheet at fair value. The measurement of fair value is based on actively quoted market prices, if available. Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications. For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value. There was no hedge ineffectiveness for the three months ended June 30, 2007. Hedge ineffectiveness was immaterial for the three months ended June 30, 2006.

We are exposed to credit risk in our business operations. We have a Credit Risk Policy that establishes the basis for determining counterparty credit standards and processes to determine credit limits. Our risk management committee monitors credit exposure on a regular basis. Formal counterparty credit reviews are performed at least annually and informal reviews are performed on an ongoing basis

4.	Commitments and Contingencies.

Norfolk Southern

In April 1989, we entered into a coal transportation agreement with Norfolk Southern Railway Company (“Norfolk Southern”) for delivery of coal to the Clover Power Station (“Clover”). The agreement, which was later assigned to Virginia Electric & Power Company (“Virginia Power”) as operator of Clover, had an initial 20-year term and provides that the amounts payable for coal transportation services are subject to adjustment based on a reference index. In October 2003, Norfolk Southern claimed that it had been using an incorrect reference index to calculate amounts due to it since the inception of the agreement, and that it would begin to escalate prices for these services in the future based on an alternate reference index. On November 26, 2003, together with Virginia Power, we filed suit against Norfolk Southern in the Circuit Court of Halifax County, Virginia, seeking an order to clarify the price escalation provisions in the coal transportation agreement. In its reply to our suit, Norfolk Southern filed a counter-claim and sought (1) recovery from Virginia Power and us for additional amounts resulting from its use of the alternate reference index since December 1, 2003, and (2) an order requiring the parties to calculate the amounts Norfolk Southern claims it was underpaid since the inception of the agreement by using the alternate reference index.

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

On September 1, 2006, the court granted Norfolk Southern’s request to substantially dispose of the issues in the case. On September 23, 2006, we, along with Virginia Power, appealed the court’s order to the Supreme Court of Virginia. On December 13, 2006, Norfolk Southern filed a motion to dismiss for lack of jurisdiction, contending that we and Virginia Power failed to timely appeal. On April 4, 2007, we, along with Virginia Power, presented our arguments to a panel of three justices as to why the petition for appeal should be granted.

On May 11, 2007, the Supreme Court of Virginia dismissed Norfolk Southern’s motion to dismiss for lack of jurisdiction and dismissed our petition for appeal because there is not a final appealable order. The case was returned to the Circuit Court of Halifax County, Virginia. On June 11, 2007, we, along with Virginia Power, filed a motion to vacate the order and schedule a status conference. On June 26, 2007, Norfolk Southern filed a motion for a status conference and a brief in opposition to our motion to vacate the order. We are currently awaiting the court’s decision.

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

On August 4, 2006, the court ruled in our favor on all remaining issues in the case and awarded us damages of $5.2 million plus expenses. On January 22, 2007, the court entered its order awarding us an additional $2.5 million for attorneys’ fees and certain other costs and expenses. On February 1, 2007, we filed a motion to amend the January 22, 2007 order to address our claim for expert witness fees and interest from the date of the trial, totaling approximately $0.8 million. On April 12, 2007, the court entered its final order awarding us a total of $7.6 million plus interest on the principal judgment from October 25, 2005, and interest on attorneys’ fees from September 15, 2006. The appeals process began with the April 12, 2007 order and RBI did not appeal any of the court’s rulings. On April 23, 2007, we filed an amended complaint against Seaboard Surety Company (“Seaboard”) to take into consideration the final order entered by the court on April 12, 2007 with respect to RBI. Seaboard filed a counterclaim and on May 31, 2007, we filed an answer as well as a motion to dismiss Seaboard’s counterclaim. A trial has been scheduled for October 2007. Seaboard filed a motion to request delay of the trial. We are currently awaiting the court’s decision. We intend to enforce the court’s rulings against RBI, to the extent permitted by its bankruptcy proceeding, and against Seaboard.

Tax Increase Prevention and Reconciliation Act of 2005

On May 17, 2006, President Bush signed into law an act entitled the “Tax Increase Prevention and Reconciliation Act of 2005” (the “2005 Tax Act”). Among other provisions, the 2005 Tax Act imposes an excise tax on certain types of leasing transactions entered into by tax-exempt entities. We have calculated our estimate of the potential impact utilizing the proposed temporary guidance that was issued on July 5, 2007, and have determined that we do not need to record a liability based on our understanding of the guidance. However, if and when further guidance is issued, our potential liability under the 2005 Tax Act may change.

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

On July 23, 2007, our board of directors approved the refund of $6.0 million related to our margin stabilization plan and an equity contribution of $4.0 million during 2007. The $6.0 million refund will occur during the third quarter of 2007.

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

Critical Accounting Policies

As of June 30, 2007, there have been no significant changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, asset retirement obligations, and derivative contracts.

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

Our financial results for the three and six months ended June 30, 2007, were impacted by higher energy rates, the availability of our generation facilities, and changes in the fair value of our derivative contracts. Revenues were higher due to higher energy rates, which were implemented in October of 2006 and April of 2007 to collect previously incurred but not collected costs and to provide for the collection of future anticipated costs, and increased sales volume. During the three months ended June 30, 2007, both Units at the Clover Power Station (“Clover”) were off-line for scheduled maintenance outages and North Anna Power Station (“North Anna”) Unit 2 was off-line for a scheduled refueling and maintenance outage, thus increasing our purchased power expense as well as operations and maintenance expenses. Our operating expenses are significantly affected by the extent to which we purchase power and, relatedly, the availability of our base load generating facilities, Clover and North Anna. Due to changing conditions in the power markets, the fair value of our natural gas futures increased resulting in changes to our regulatory assets and liabilities which increased cash provided by operating activities.

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

Energy costs, which are primarily variable costs such as nuclear, coal and natural gas fuel costs and the energy costs under our power purchase contracts with third parties, are recovered through two separate energy rates, the base energy rate and the fuel factor adjustment rate. The base energy rate is a fixed rate that requires FERC approval prior to adjustment. However, to the extent the base energy rate over- or under-collects all of our energy costs, we refund or collect the difference through a fuel factor adjustment rate. We review our energy costs at least every six months to determine whether the base energy rate and the current fuel factor adjustment rate together are adequately recovering our actual and anticipated energy costs, and revise the fuel factor adjustment rate accordingly. Since the fuel factor adjustment rate can be revised without FERC approval, we can effectively change our total energy rate to recover all of our energy costs without seeking the approval of FERC.

Capacity costs, which are primarily fixed costs such as depreciation expense, interest expense, administrative and general expenses, capacity costs under our power purchase contracts with third parties, transmission costs, and our margin requirements and additional amounts approved by our board of directors are recovered through our demand rate. The formulary rate allows us to change the actual demand rate we charge as our capacity-related costs change, without seeking FERC approval, with the exception of decommissioning cost, which is a fixed number in the formulary rate that requires FERC approval prior to any adjustment. FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula. Additionally, future depreciation studies are to be filed with FERC for their approval if they would result in a change in our deprecation rates. Our demand rate is revised automatically to recover the costs contained in our budget and any revisions made by our board of directors to our budget.

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and six months ended June 30, 2007 and 2006, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives	$199,436	$171,782	$408,055	$348,597
Non-members	27,183	14,170	47,274	40,816

Total revenues	$226,619	$185,952	$455,329	$389,413

Our energy sales in megawatt hours (“MWh”) to our member distribution cooperatives and non-members for the three and six months ended June 30, 2007 and 2006, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	2,656,031	2,451,643	5,745,010	5,244,909
Non-members	517,948	281,849	934,139	758,435

Total energy sales	3,173,979	2,733,492	6,679,149	6,003,344

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

Revenues from sales to our member distribution cooperatives by formulary rate component and our average costs to our member distribution cooperatives in MWh for the three and six months ended June 30, 2007 and 2006, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues from sales to member distribution cooperatives:
Base energy revenues	$47,875	$44,131	$103,500	$94,360
Fuel factor adjustment revenues	94,268	72,261	192,949	140,597

Total energy revenues	142,143	116,392	296,449	234,957
Demand (capacity) revenues	57,293	55,390	111,606	113,640

Total revenues from sales to member distribution cooperatives	$199,436	$171,782	$408,055	$348,597

Average costs to member distribution cooperatives (per MWh)	$75.09	$70.07	$71.03	$66.46

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

Three and Six Months Ended June 30, 2007 compared to Three and Six Months ended June 30, 2006:

Total revenues from sales to our member distribution cooperatives for the three and six months ended June 30, 2007, increased $27.7 million, or 16.1%, and increased $59.5 million, or 17.1%, respectively, as compared to the same periods in 2006 primarily as a result of our higher energy rates and increased energy sales volume.

Our total average energy rate (including our base energy rate and our fuel factor adjustment rate) was 12.7% and 15.2% higher during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. We increased our fuel factor adjustment rate effective October 1, 2006, and April 1, 2007, resulting in an increase to our total energy rate of approximately 5.2% and 7.2%, respectively. These increases were implemented due to our continued rising fuel and purchased power costs and differences between actual costs incurred and anticipated costs upon which our rates were based. Our energy sales volume increased 8.3% and 9.5% for three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 as a result of increased requirements for power by our member distribution cooperatives’ consumers.

The capacity costs we incurred, and thus the capacity-related revenues we reflected pursuant to the formulary rate, increased $1.9 million, or 3.4%, for the three months ended June 30, 2007, as compared to the same period in 2006, primarily related to increased purchased power costs and operations and maintenance costs. The capacity costs we incurred for the six months ended June 30, 2007, decreased $2.0 million, or 1.8%, primarily related to decreased transmission charges, partially offset by increased purchased power costs. Our operations and maintenance expense increased $3.4 million, or 35.3%, and $5.3 million, or 30.0%, during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, related to the scheduled maintenance at our generating facilities. Additionally, effective April 1, 2006, we decreased the demand component of our rate approximately 1.8% in accordance with the budget that our board of directors approved in December 2005. Increases or decreases in our budget automatically amend the demand component of our formulary rate.

Our average costs to member distribution cooperatives per MWh increased $5.02, or 7.2%, and $4.57, or 6.9%, per MWh, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily as a result of the increase in our total energy rates related to increased fuel and purchased power costs.

On April 10, 2007, our board of directors approved an increase to our fuel factor adjustment rate, resulting in an increase to our total energy rate of approximately 7.2% effective April 1, 2007. This increase was implemented due to our continued rising energy costs and differences between actual costs incurred and anticipated costs upon which our rates were based.

Sales to Non-Members. Sales to non-members consist of sales of excess purchased energy and sales of excess generated energy. We primarily sell excess energy to PJM Interconnection, LLC (“PJM”) under its rates for providing energy imbalance services. Non-member revenue increased by $13.0 million or 91.8%, and $6.5 million, or 15.8%, in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increase in non-member revenue for the three and six months ended June 30, 2007, is primarily due to an increase in the volume of excess energy sales. The volume of excess energy sales increased 83.8% and 23.2% for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. Excess energy, which is sold to third parties, is the result of changes in our purchased power portfolio, differences between actual and forecasted energy needs, as well as changes in market conditions.

Operating Expenses

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through (i) our interests in electric generating facilities which consist of a 50% interest in Clover, an 11.6% interest in North Anna, our Louisa combustion turbine facility (“Louisa”), our Marsh Run combustion turbine facility (“Marsh Run”), our Rock Springs combustion turbine facility (“Rock Springs”), and our distributed generation facilities, and (ii) long-term and short-term physically-delivered forward power purchase contracts and spot purchases of power in the open market. Our energy supply for the three and six months ended June 30, 2007 and 2006, was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	735,895	22.7%	830,456	29.9%	1,619,615	23.7%	1,737,264	28.4%
North Anna	399,557	12.3	439,757	15.8	819,576	12.0	828,251	13.5
Louisa	26,564	0.8	28,909	1.0	39,800	0.6	29,684	0.5
Marsh Run	35,185	1.1	31,144	1.1	67,489	1.0	32,694	0.5
Rock Springs	15,723	0.5	4,409	0.2	16,532	0.2	4,409	0.1
Distributed generation	44	—	106	—	157	—	106	—

Total generated	1,212,968	37.4	1,334,781	48.0	2,563,169	37.5	2,632,408	43.0

Purchased:
Total purchased	2,029,803	62.6	1,447,577	52.0	4,276,301	62.5	3,493,516	57.0

Total available energy	3,242,771	100.0%	2,782,358	100.0%	6,839,470	100.0%	6,125,924	100.0%

We satisfy the majority of our member distribution cooperatives’ capacity requirements and a portion of their energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run and Rock Springs. We purchase capacity and energy from the market to supply the remaining needs of our member distribution cooperatives.

Our operating expenses are significantly affected by the extent to which we purchase power and, relatedly, the availability of our base load generating facilities, Clover and North Anna. Base load generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-fired facilities also have relatively low variable costs, as compared to combustion turbine facilities such as Louisa, Marsh Run and Rock Springs. Owners of power plants incur the fixed costs of these facilities whether or not the units operate. When either Clover or North Anna is off-line, we must purchase replacement energy from either Virginia Electric & Power Company (“Virginia Power”) or from the market. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are more significantly affected by the operations of Clover and North Anna than by our combustion turbine facilities. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they are more expensive to operate; and as a result, we will operate them only when the market price of energy makes their operation economical or when their operation is required by PJM for system reliability purposes. The output of Clover and North Anna for the three and six months ended June 30, 2007 and 2006, as a percentage of the maximum net dependable capacity rating of the facilities was as follows:

	Clover				North Anna
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Unit 1	76.4%	87.2%	85.4%	91.7%	100.1%	89.2%	99.6%	79.1%
Unit 2	75.4	88.0	84.5	92.0	71.3	99.8	77.6	100.3
Combined	75.9	87.6	85.0	91.9	85.7	94.5	88.6	89.7

Clover. During the three and six months ended June 30, 2007, Clover Units 1 and 2 were off-line for 14 days and 13 days, respectively, for scheduled maintenance outages. During the three and six months ended June 30, 2006, Clover Units 1 and 2 were each off-line for 5 days for scheduled maintenance outages. Clover Units 1 and 2 experienced minor unscheduled outages for the three and six months ended June 30, 2007 and 2006.

North Anna. On March 18, 2007, North Anna Unit 2 was taken off-line for a scheduled refueling and maintenance outage and was returned to service on April 22, 2007. North Anna Units 1 and 2 experienced minor unscheduled outages during the six months ended June 30, 2007. On March 12, 2006, North Anna Unit 1 was taken off-line for a scheduled refueling and maintenance outage and was returned to service on April 10, 2006. North Anna Unit 1 experienced minor unscheduled outages during the six months ended June 30, 2006. North Anna Unit 2 did not experience any outages during the three and six months ended June 30, 2006.

Combustion turbine facilities. During the three and six months ended June 30, 2007, and 2006, the operational availability of Louisa, Marsh Run and Rock Springs was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Louisa	89.3%	99.8%	94.1%	99.6%
Marsh Run	96.3	100.0	98.0	99.6
Rock Springs	98.1	87.3	98.9	89.4

The components of our operating expenses for the three and six months ended June 30, 2007 and 2006, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Fuel	$29,424	$30,835	$62,517	$55,300
Purchased power	139,140	88,757	305,456	250,121
Deferred energy	9,213	18,948	(6,906)	(8,734)
Operations and maintenance	12,961	9,578	22,937	17,638
Administrative and general	8,521	9,062	16,613	17,349
Depreciation, amortization and decommissioning	9,407	9,634	18,824	19,294
Amortization of regulatory asset/(liability), net	712	498	893	693
Accretion of asset retirement obligations	733	651	1,465	1,302
Taxes, other than income taxes	1,804	1,553	3,634	3,113

Total Operating Expenses	$211,915	$169,516	$425,433	$356,076

Aggregate operating expenses increased $42.4 million, or 25.0%, and $69.4 million, or 19.5%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to changes in purchased power expense, deferred energy, operations and maintenance expense and fuel expense.

Purchased power expense increased $50.4 million, or 56.8%, and $55.3 million, or 22.1%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to an increase in the volume of purchased power. For the three and six months ended June 30, 2007, the volume of purchased power increased 40.2% and 22.4%, respectively. For the three months ended June 30, 2007, purchased power expense increased due to an increase in the average cost of purchased power. During a portion of the six months ended June 30, 2007, our Clover units and North Anna Unit 2 were not available due to scheduled maintenance and refueling outages; therefore increasing our volume of purchased power. The increase in the average cost of purchased power is reflective of the timing of our forward purchases relative to the prevailing market prices at the time of those purchases. For the three months ended June 30, 2007, the average cost of purchased power increased 11.8% as compared to the same period in 2006. For the six months ended June 30, 2007, the average cost of purchased power remained relatively flat as compared to the same period in 2006.

Deferred energy expense decreased $9.7 million, or 51.4%, and increased $1.8 million, or 20.9%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. During the three months ended June 30, 2007, we over-collected $9.2 million in energy costs; whereas in the three months ended June 30, 2006, we over-collected $18.9 million in energy costs. During the six months ended June 30, 2007, we under-collected $6.9 million in energy costs as compared to an under-collection of $8.7 million for the same period in 2006. At June 30, 2007 and 2006, we had an under-collected deferred energy balance of $21.8 million and $30.1 million, respectively.

Operations and maintenance expense increased $3.4 million, or 35.3%, and $5.3 million, or 30.0%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increase in operations and maintenance expense was primarily related to the scheduled maintenance outages at Clover and North Anna.

Fuel expense was relatively flat for the three months ended June 30, 2007, as compared to the same period in 2006. Fuel expense increased $7.2 million, or 13.1%, for the six months ended June 30, 2007, as compared to the same period in 2006, primarily due to the increased operation of our combustion turbine facilities.

Other Items

Investment Income. Investment income increased $1.5 million, or 73.0%, and $2.5 million, or 59.1%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to income earned on our increased average balances in cash and temporary investments.

Interest Charges, net. The primary factors affecting our interest expense are scheduled payments of principal on our indebtedness and capitalized interest.

The major components of interest charges, net for the three and six months ended June 30, 2007 and 2006, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(13,623)	$(13,974)	$(27,236)	$(27,869)
Other	(1,661)	(1,199)	(3,214)	(2,255)

Total Interest Charges	(15,284)	(15,173)	(30,450)	(30,124)
Allowance for borrowed funds used during construction	83	25	163	54

Interest Charges, net	$(15,201)	$(15,148)	$(30,287)	$(30,070)

Interest charges, net remained relatively flat for the three and six months ended June 30, 2007, as compared to the same periods in 2006. Other interest expense increased $0.5 million and $1.0 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 primarily as a result of accrued interest related to our dispute with Norfolk Southern.

Net Margin. Our net margin, which is a function of our total interest charges, remained relatively flat for the three and six months ended June 30, 2007, as compared to the same periods in 2006.

Financial Condition

The principal changes in our financial condition from December 31, 2006 to June 30, 2007, were caused by increases in investments—other and accounts payable—members, partially offset by decreases in accounts receivable—deposits, and regulatory assets. Investments—other increased $28.4 million related to the return of $23.6 million in collateral we were required to post with our counterparties at December 31, 2006, and additional cash invested due to higher member prepayment balances and our margin stabilization balance. Accounts payable—members increased $20.6 million primarily as a result of an increased margin stabilization adjustment in 2007 as compared to the same period in 2006 as well as an increase in member prepayments. Accounts receivable—deposits decreased $23.6 million related to the return to us of collateral posted due to changes in energy prices. Regulatory assets decreased $12.5 million primarily due to the change in the fair value of our derivatives.

Liquidity and Capital Resources

Operations. Historically, our operating cash flows have been sufficient to meet our short- and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. Our operating activities provided cash flow of $97.8 million during the first six months of 2007. During the first six months of 2006, our cash needs exceeded our cash flows from operating activities by $33.6 million. Operating activities during the six months of 2007 were primarily impacted by the change in current liabilities, current assets, and regulatory assets and liabilities. Current liabilities changed $36.0 million primarily as a result of increased accounts payable—members related to the change in the margin stabilization adjustment and increased prepayment balances. Current assets changed $26.6 million primarily due to the return to us of $23.6 million in collateral we were required to post as of December 31, 2006. Regulatory assets and liabilities changed $13.4 million primarily due to the change in the fair value of our derivatives.

Financing Activities. In addition to liquidity from our operating activities, we maintain committed lines of credit and revolving credit facilities to cover short-term and medium-term funding needs. Effective June 18, 2007, we terminated our $25.0 million CoBank, ACB (“CoBank”) line of credit but increased our $50.0 million CoBank revolving credit facility by $25.0 million. As a result, as of June 30, 2007, our total lines of credit decreased from $180.0 million to $155.0 million, and our total revolving credit facilities increased from $100.0 million to $125.0 million.

At June 30, 2007 and 2006, we had no short-term borrowings or letters of credit outstanding under any of these arrangements. We expect the working capital lines of credit and revolving credit facilities to be renewed as they expire.

Investing Activities. Investing activities in the first six months of 2007 were primarily impacted by activity related to available for sale securities, interest earned on investments—other and cash and cash equivalents, as well as electric plant additions for our generating facilities.

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2007.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner. We have established a Disclosure Assessment Committee comprised of members from senior and middle management to assist in this evaluation. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect such controls during the past fiscal quarter.

OLD DOMINION ELECTRIC COOPERATIVE

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NOVEC

In the legal proceedings related to Northern Virginia Electric Cooperative (“NOVEC”), on July 6, 2007, FERC filed its brief with the United States Court of Appeals for the District of Columbia in response to NOVEC’s May 7, 2007 brief. We filed an intervenor’s brief on July 23, 2007, and NOVEC has until August 21, 2007, to file its reply brief. All parties are required to file final briefs by September 11, 2007. Once the court has reviewed the briefs, if it determines that oral arguments are necessary, a date will be set for such a hearing. For further description of our legal proceedings related to NOVEC, see Part I, Item 3 of our 2006 Annual Report on Form 10-K.

Norfolk Southern Railway Company

In our legal proceedings related to Norfolk Southern Railway Company (“Norfolk Southern”), on May 11, 2007, the Supreme Court of Virginia issued an order dismissing Norfolk Southern’s motion to dismiss for lack of jurisdiction and dismissing our petition for appeal because there is not a final appealable order. The case was returned to the Circuit Court of Halifax County, Virginia. On June 11, 2007, we, along with Virginia Power, filed a motion to vacate the order and schedule a status conference. On June 26, 2007, Norfolk Southern filed a motion for a status conference and a brief in opposition to our motion to vacate the order. We are currently awaiting the court’s decision. For further description of our legal proceedings related to Norfolk Southern, see Part I, Item 3 of our 2006 Annual Report on Form 10-K.

Ragnar Benson

In our legal proceedings against Ragnar Benson, Inc. (“RBI”), on April 12, 2007, the court entered its final order awarding us a total of $7.6 million plus interest on the principal judgment from October 25, 2005, and interest on attorneys’ fees from September 15, 2006. On April 23, 2007, we filed an amended complaint against Seaboard Surety Company (“Seaboard”) to take into consideration the final order entered by the court on April 12, 2007 with respect to RBI. Seaboard filed a counterclaim and on May 31, 2007, we filed an answer as well as a motion to dismiss Seaboard’s counterclaim. A trial has been scheduled for October 2007. Seaboard filed a motion to request delay of the trial. We are currently awaiting the court’s decision. We intend to enforce the court’s rulings against RBI, to the extent permitted by its bankruptcy proceedings, and against Seaboard. For further description of our legal proceedings related to RBI, see Part I, Item 3 of our 2006 Annual Report on Form 10-K.

FERC Proceedings Related to Potential Reorganization

On June 7, 2007, FERC issued its order denying NOVEC’s request for rehearing and upheld its approval of the proposed assignment to New Dominion Energy Cooperative of ODEC’s Amended and Restated Wholesale Power Contracts with its member distribution cooperatives. For further description of our legal proceedings related to the FERC Proceedings Related to Potential Reorganization, see Part II, Item 1 of our 2007 1st Quarter Form 10-Q and Part I, Item 3 of our 2006 Annual Report on Form 10-K.

Other Matters

Other than legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us. See “Legal Proceedings” in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

ITEM 5. OTHER INFORMATION

On May 17, 2006, President Bush signed into law an act entitled the “Tax Increase Prevention and Reconciliation Act of 2005” (the “2005 Tax Act”). Among other provisions, the 2005 Tax Act imposes an excise tax on certain types of leasing transactions entered into by tax-exempt entities. See Item 2, Properties, in our 2006 Annual Report on Form 10-K. We have calculated our estimate of the potential impact utilizing the proposed temporary guidance that was issued on July 5, 2007, and have determined that we do not need to record a liability based on our understanding of the guidance. However, if and when further guidance is issued, our potential liability under the 2005 Tax Act may change.

On June 13, 2007, in connection with the planned acquisition of distribution assets and additional service territory on the Delmarva Peninsula by one of our member distribution cooperatives, A&N Electric Cooperative, we executed a Purchase and Sale Agreement to acquire the associated 100 miles of 69 kV transmission assets for approximately $4.8 million from Delmarva Power and Light Company. We currently are seeking required regulatory approvals.

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

OLD DOMINION ELECTRIC COOPERATIVE Registrant

Date: August 10, 2007	/s/ Robert L. Kees
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