Form 10-K
period 2007-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2008-03-20
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☒    Smaller reporting company  ☐

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

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2007 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Old Dominion Electric Cooperative (“ODEC” or “we” or “our”) was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit power supply cooperative. We were organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. Through our member distribution cooperatives, we served more than 550,000 retail electric consumers (meters), representing a total population of approximately 1.4 million people in 2007. We provide this power pursuant to long-term, all-requirements wholesale power contracts. See “—Member Distribution Cooperatives” below.

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

We are owned entirely by our members, which are the primary purchasers of the power we sell. We have two classes of members. Our Class A members are twelve customer-owned electric distribution cooperatives that sell electric service to their customers. Our sole Class B member is TEC Trading, Inc. (“TEC”), a taxable corporation owned by our member distribution cooperatives. Our member distribution cooperatives primarily serve suburban, rural and recreational areas. These areas predominantly reflect stable growth in residential capacity and energy requirements both in terms of power sales and number of customers. See “—Members’ Service Territories and Customers” below.

As a not-for-profit electric cooperative, we are currently exempt from federal income taxation under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended.

We are not a party to any collective bargaining agreement. We had 101 employees as of March 3, 2008.

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

Member Distribution Cooperatives

General

Our member distribution cooperatives provide electric services, consisting of power supply, transmission services, and distribution services (including metering and billing) to residential, commercial, and industrial customers in 70 counties in Virginia, Delaware, Maryland, and a small portion of West Virginia. The member distribution cooperatives’ distribution business involves the operation of substations, transformers, and electric lines that deliver power to customers. Three of our member distribution cooperatives provide electric services on the Delmarva Peninsula: A&N Electric Cooperative in Virginia, Choptank Electric Cooperative, Inc. in Maryland, and Delaware Electric Cooperative, Inc. in Delaware. Our remaining nine members, which serve the Virginia mainland, are: BARC Electric Cooperative, Community Electric Cooperative, Mecklenburg Electric Cooperative, Northern Neck Electric Cooperative, Northern Virginia Electric Cooperative (“NOVEC”), Prince George Electric Cooperative, Rappahannock Electric Cooperative, Shenandoah Valley Electric Cooperative, and Southside Electric Cooperative. Shenandoah Valley Electric Cooperative also serves a small portion of West Virginia. The member distribution cooperatives are not our subsidiaries, but rather our owners. We have no interest in their properties, liabilities, equity, revenues, or margins.

Wholesale Power Contracts

Our financial relationships with our member distribution cooperatives are based primarily on our contractual arrangements for the supply of power and related transmission and ancillary services. These arrangements are set forth in our wholesale power contracts with each member distribution cooperative. Each of these wholesale power contracts is effective through 2028 and continues in effect beyond 2028 until either party gives the other at least three years’ notice of termination. We are in the process of amending and restating our wholesale power contracts to, among other things, extend their term and provide our member distribution cooperatives limited rights to purchase energy from other suppliers in specified circumstances. See “Extensions and Modifications of Wholesale Power Contracts” below. We are in separate discussions with NOVEC about the possible termination of its wholesale power contract and its withdrawal as a member of ODEC. See “NOVEC” below.

Our current wholesale power contracts are “all-requirements” contracts. Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions, to the extent that we have the power and facilities available to do so. The two principal exceptions to the all-requirements obligations of the member distribution cooperatives relate to the ability of our mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from the Southeastern Power Administration (“SEPA”), and the ability of all member distribution cooperatives to purchase energy from specified qualifying facilities under the Public Utility Regulatory Policies Act (“PURPA”) or similar laws. Purchases under these exceptions constituted less than 4.0% of our member distribution cooperatives’ total capacity and energy requirements in 2007.

Each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract in accordance with our formulary rate. The formulary rate, which has been filed with and accepted by the Federal Energy Regulatory Commission (“FERC”), is designed to recover our total cost of service and create a firm equity base. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate” in Item 7. More specifically, the formulary rate is intended to meet all of our costs, expenses and financial obligations associated with our ownership, operation, maintenance, repair, replacement, improvement, modification, retirement and decommissioning of our generating plants, transmission system or related facilities, services provided to the member distribution cooperatives, and the acquisition and transmission of power or related services, including:

•	payments of principal and premium, if any, and interest on all indebtedness issued by us (other than payments resulting from the acceleration of the maturity of the indebtedness);

•	any additional cost or expense, imposed or permitted by any regulatory agency;

•

additional amounts required to meet the requirement of any rate covenant with respect to coverage of principal and interest on our indebtedness contained in any indenture or contract with holders of our indebtedness.

The rates established under the wholesale power contracts are designed to enable us to comply with financing, regulatory and governmental requirements, which apply to us from time to time.

We may revise our budget at any time to the extent that our current budget does not accurately reflect our demand (or capacity)-related costs and expenses or estimates of our demand sales of power. Increases or decreases in our budget automatically amend the demand component of our formulary rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate” in Item 7 for a description of capacity-related costs and the demand component of our formulary rate. Also, the wholesale power contracts permit us to adjust the amounts to be collected from the member distribution cooperatives to equal our actual demand costs. We make these adjustments under our Margin Stabilization Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization Plan” in Item 7. These adjustments are treated as due, owed, incurred and accrued for the year to which the increase or decrease relates. The member distribution cooperatives generally pay or receive any amounts owed to or by us as a result of this adjustment in the following year. If at any time our board of directors determines that the formula does not meet all of our costs and expenses, it may adopt a new formula to meet those costs and expenses, subject to any necessary regulatory review and approval.

Possible Changes to Power Supply Arrangements with Member Distribution Cooperatives

We strive to supply our member distribution cooperatives’ power requirements in an efficient and cost effective manner. To this end, we are currently engaged in three initiatives which would affect our power supply arrangements.

New Dominion

On July 26, 2004, we entered into a reorganization agreement with our twelve member distribution cooperatives, TEC and a newly formed taxable power supply cooperative, New Dominion Energy Cooperative (“New Dominion”). The purpose of New Dominion is to provide us with additional flexibility to finance future capital expenditures and eliminate some existing operational constraints. Structurally, the reorganization would result in all of our member distribution cooperatives exchanging their membership interests in ODEC for a membership interest in New Dominion. All of their equity in ODEC would be transferred to New Dominion in return for an equal amount of equity in New Dominion. As a result, New Dominion would become our sole member.

Several conditions to the reorganization have not occurred. These conditions include conditions relating to obtaining all necessary regulatory approvals. See “Legal Proceedings—FERC Proceedings Related to Potential Reorganization” in Item 3. Because these conditions are beyond our control, we cannot determine when or if the reorganization will occur. Even if all other conditions to the reorganization were satisfied, we would have the right to terminate the reorganization agreement because the conditions to closing were not satisfied prior to a specified date. Although we continue to evaluate the reorganization, we currently anticipate that we and our member distribution cooperatives will continue to pursue satisfaction of the conditions to the reorganization.

If the reorganization were consummated, New Dominion would enter into a take-or-pay power sales contract with us, pursuant to which New Dominion would agree to purchase and receive 100% of the output and services of our power supply resources and to pay 100% of our costs, including amounts sufficient for us to meet the rate covenant under our Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, with Crestar Bank (predecessor to U.S. Bank National Association), as trustee (the “Indenture”). Payments required under this contract would not be excused by any event, including our inability or failure to perform. The reorganization agreement further provides that the wholesale power contracts we have with our member distribution cooperatives would be assigned to and assumed by New Dominion. TEC would withdraw as a member in conjunction with the completion of the reorganization and our power sales relationship with TEC also would be terminated at that time.

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

The formation of New Dominion and the consummation of the reorganization would have almost no impact on our consolidated financial statements. We currently do not anticipate transferring ownership of any of our assets as part of the reorganization, with one exception. We would transfer to New Dominion, at the direction of our members, any prepayments for electric service held by us as of the reorganization date. These prepayments totaled approximately $53.9 million at December 31, 2007. As described above, we also would continue to be responsible for all our existing indebtedness following the reorganization. The amount of our members’ equity would remain unchanged although the number of members we have would be reduced from thirteen to one.

The only change in our liquidity immediately following the reorganization would be the entry into a mutual credit agreement with New Dominion. The mutual credit agreement would permit either ODEC or New Dominion to request from the other an extension of credit in the form of loans, guarantees, or other credit support. This mutual credit agreement would not be a committed credit facility and neither ODEC nor New Dominion would be required to extend credit to the other thereunder.

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

We have agreed in principle with our member distribution cooperatives other than NOVEC on the terms and conditions for the extension and modification of their wholesale power contracts. These terms and conditions would provide for these member distribution cooperatives to extend their contracts for a term that would end approximately 45 years following the date of the effectiveness of the modifications. In addition, the wholesale power contracts would be modified to permit these member distribution cooperatives to purchase the greater of five percent of their power requirements or five megawatts from other suppliers. These member distribution cooperatives also would be permitted to purchase power from other suppliers in limited circumstances following approval by our board of directors. This agreement in principle is subject to satisfactory resolution of several other matters related to the modifications, including the implementation of amendments to our bylaws to require a supermajority approval of our board of directions before we take action on certain matters. The extensions and modifications of the wholesale power contracts of these member distribution cooperatives have been approved by our board of directors and ten of the boards of directors of the applicable member distribution cooperatives. We anticipate that the board of director of the remaining one member distribution cooperative will approve the extensions and modifications of the wholesale power contracts during the first half of 2008. Approvals from regulatory bodies and others are needed before the extensions and modifications can become effective.

NOVEC

Although we have discussed potential changes to its wholesale power contract for several years, NOVEC has not agreed with our other member distribution cooperatives regarding the extension and modification of our wholesale power contract with it. The entry into modified wholesale power contracts with our other member distribution cooperatives would not affect our current wholesale power contract with NOVEC. NOVEC’s wholesale power contract would continue in effect in accordance with its current terms and conditions described above.

In 2006, NOVEC filed an action with FERC to reform its wholesale power contract. For some time prior to the filing, NOVEC had made known that it might bring such an action before FERC or the Virginia State Corporation Commission (“VSCC”). FERC denied NOVEC’s 2006 complaint and its subsequent request for a rehearing. NOVEC appealed FERC’s denial in the United States Court of Appeals for the District of Columbia. On December 18, 2007, NOVEC filed a motion advising the court that we were engaged in settlement negotiations and requested that proceedings be held in abeyance. See “Legal Proceedings—NOVEC” in Item 3 for a discussion of these proceedings.

In 2007, we engaged in discussions with NOVEC regarding the possible termination of its wholesale power contract and its withdrawal as a member of ODEC. During the course of these discussions, we have maintained that we would not consider any termination of NOVEC’s wholesale power contract or take any other action in connection with the resolution of our issues with NOVEC that we believe in any way could adversely affect our financial condition or that of our other member distribution cooperatives. We cannot predict the outcome of these discussions with NOVEC or the resolutions of the proceedings with FERC relating to NOVEC’s 2006 complaint.

TEC

TEC is owned by our member distribution cooperatives, and currently is our only Class B member. We have a power sales contract with TEC, under which TEC purchases power from us that we do not need to meet the actual needs of our member distribution cooperatives and sells this power to the market under market-based rate authority granted by FERC. TEC also acquires natural gas and forward purchase contracts to hedge the price of natural gas to supply our combustion turbine facilities, and takes advantage of other power-related trading opportunities in the market which will help lower our member distribution cooperatives’ costs. TEC does not engage in speculative trading. To facilitate TEC’s participation in the power related markets, we have agreed to provide a maximum of $100.0 million in credit support to TEC.

We are continuing to evaluate the potential reorganization of our relationships with our members, including TEC. See “—New Dominion” above.

Members’ Service Territories and Customers

Virginia, Delaware, and Maryland each currently grant retail customers the right to choose their power supplier. The laws of each state grant utilities, including our member distribution cooperatives, the exclusive right to provide transmission and distribution (including metering and billing) services and to be the default providers of power to their customers in exclusive service territories certified by their respective state public service commissions. See “—Regulation—Competition” below.

The territories served by our member distribution cooperatives cover large portions of Virginia, Delaware, and Maryland. One of our member distribution cooperatives also serves a small portion of West Virginia. These service territories range from the suburban metropolitan Washington, D.C. area in northern Virginia to the Atlantic shore of Virginia, Delaware, and Maryland to the Appalachian Mountains and the North Carolina border. The service territories of member distribution cooperatives serving the high growth, increasingly suburban area between Washington, D.C. and Richmond, Virginia account for approximately half of our capacity requirements. While our member distribution cooperatives do not serve any major cities, several portions of their service territories are in close proximity to urban areas. These areas continue to experience growth due to the expansion of suburban communities into neighboring rural areas and the continuing development of resort and vacation communities within their service territories.

Our member distribution cooperatives’ service territories are diverse and encompass primarily suburban, rural and recreational areas. These territories predominantly reflect historically stable growth in residential capacity and energy requirements both with respect to power sales and number of customers. These customers’ requirements for capacity and energy generally are seasonal and increase in winter and summer as home heating and cooling needs increase and then decline in the spring and fall as the weather becomes milder. Our member distribution cooperatives also serve major industries which include manufacturing, fisheries, agriculture, poultry, forestry and wood products, paper, travel, and trade. Additionally, our member distribution cooperatives can expand their service territories through acquisition.

Our member distribution cooperatives’ sales of energy in 2007 totaled approximately 11,278,801 mega-watt hours (“MWh”). These sales were divided by type as follows:

Customer Class	Percentage of MWh Sales	Percentage of Customers
Residential	65.2%	91.8%
Commercial and industrial	33.6	7.3
Other	1.2	0.9

From 2002 through 2007, our member distribution cooperatives experienced an average annual compound growth rate of approximately 3.5% in the number of customers and an average annual compound growth rate of 3.8% in energy sales measured in MWh.

Revenues from the following member distribution cooperatives equaled or exceeded 10% of our total member distribution cooperative revenues in 2007:

Member Distribution Cooperatives	Revenues	Total Revenues
	(in millions)	(%)
Northern Virginia Electric Cooperative	$248.1	29.0
Rappahannock Electric Cooperative	184.4	21.5
Delaware Electric Cooperative	93.7	11.0

The member distribution cooperatives’ average number of customers per mile of energized line has increased approximately 6.6% since 2002 to approximately 9.7 customers per mile in 2007. System densities of our member distribution cooperatives in 2007 ranged from 6.2 customers per mile in the service territory of BARC Electric Cooperative to 21.3 customers per mile in the service territory of NOVEC. In 2007, the average service density for all distribution electric cooperatives in the United States was approximately 7.0 customers per mile.

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

	Year Ended December 31,
	2007		2006		2005
	(in MWh and percentages)
Generated:
Clover	3,335,633	23.7%	3,470,018	27.4%	3,190,796	24.9%
North Anna	1,622,484	11.5	1,752,349	13.8	1,784,512	14.0
Louisa	234,701	1.7	221,400	1.7	200,535	1.6
Marsh Run	284,330	2.0	232,330	1.8	243,864	1.9
Rock Springs	56,117	0.4	55,692	0.5	119,387	0.9
Distributed generation	668	—	719	—	2,312	—

Total Generated	5,533,933	39.3	5,732,508	45.2	5,541,406	43.3
Purchased:
Total Purchased	8,542,152	60.7	6,956,454	54.8	7,260,938	56.7

Total Available Energy	14,076,085	100.0%	12,688,962	100.0%	12,802,344	100.0%

Typically, our member distribution cooperatives’ peak demand for energy occurs in the summer. This peak is due in large part to the summer air conditioning requirements of the member distribution cooperatives’ customers, which reflects the large residential component of our member distribution cooperatives’ total capacity requirements. In 2007, the peak demand for the member distribution cooperatives’ customers occurred in August.

Clover and North Anna, our baseload generating facilities, satisfied approximately 24.4% of our capacity obligations and 35.2% of our energy requirements in 2007. Louisa, Marsh Run and Rock Springs, our peaking generating facilities, collectively provided 45.0% of our 2007 capacity obligations, and 4.1% of our 2007 energy requirements. For a description of our generating facilities, see “Properties” in Item 2. In 2007, we obtained the remainder of our capacity obligations and energy requirements from numerous suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. Most of our long-term power purchase contracts will expire by the end of 2010. See “—Power Purchase Contracts” below.

We plan to continue purchasing energy for significant periods into the future by utilizing a combination of long-term and short-term physically-delivered forward power purchase contracts for the purchase of energy, as well as spot market purchases. Second, we continue to engage ACES Power Marketing LLC (“APM”), an energy trading and risk management company, to assist us in executing trades to purchase energy, developing a strategy of when to operate the combustion turbine facilities or purchase energy, modeling our power requirements, and analyzing our power purchase contracts and credit risks of counterparties. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. As we have done in the past, we expect to adjust our portfolio of power supply resources to reflect our projected power requirements and changes in the market.

PJM

PJM Interconnection, LLC (“PJM”) is a regional transmission organization of facilities serving all of Delaware, Maryland, West Virginia and most of Virginia, as well as other areas outside our member distribution cooperatives’ service territories. ODEC is a member of PJM and is therefore subject to the operations of PJM. PJM also coordinates and establishes policies for the generation, purchase and sale of capacity and energy in the control areas of its members, including all of the service territories of our member distribution cooperatives. As a result, our generating facilities are under dispatch control of PJM.

We transmit power to our twelve member distribution cooperatives through the transmission systems of PJM – South, PJM – West Region, and PJM – Classic Region. We have agreements with PJM, which provide us with access to transmission facilities under their control as necessary to deliver energy to our member distribution cooperatives. We own a limited amount of transmission facilities. See “Properties” in Item 2.

PJM continually balances its participants’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules available generation facilities in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM has operational control of these facilities even though they are owned by someone else. When PJM cannot dispatch available generating facilities due to transmission constraints, PJM will dispatch more expensive generating facilities to meet the required power requirements. PJM participants whose power requirements cause the redispatch are obligated to pay the additional costs to dispatch the more expensive generating facilities. These additional costs are commonly referred to as congestion costs. PJM facilitates the auction of financial transmission rights to provide market participants an opportunity to hedge these congestion costs. PJM also provides ancillary services to support the transmission system.

The PJM energy market consists of day-ahead and real-time markets. PJM’s day-ahead Market is a forward market in which hourly locational marginal prices are calculated for the following day based on the prices at which the owners of generating facilities, including ODEC, offer to run their facilities and the requirements of energy consumers. PJM’s real-time market is a spot market in which current locational marginal prices are calculated at five-minute intervals.

On June 1, 2007, PJM implemented the reliability pricing model (“RPM”) in response to concerns that there was insufficient new investment in generation facilities. The purpose of RPM is to develop a longer-term pricing program for capacity resources, as well as provide localized pricing for capacity. It is designed to reduce capacity price volatility and the resulting investment risk to generators thus encouraging new investment in generation facilities. The value of capacity resources varies by location and RPM provides for the recognition of the locational value. Additional capacity is purchased for capacity obligations that are not met by an entity’s owned generation resources.

Power Purchase Contracts

Our purchased power is provided principally by neighboring utilities and power marketers through a balance of long-term and short-term physically-delivered power purchase contracts and purchases of energy in the spot markets.

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

Our most significant long-term power purchase arrangements are with Virginia Electric and Power Company (“Virginia Power”), the operator and co-owner of Clover and North Anna. We have an agreement with Virginia Power which gives us the right, but not the obligation, to purchase energy at a price determined by reference to a specified natural gas index under an Operating and Power Sales Agreement or “OPSA”. In addition, we have other contractual arrangements with Virginia Power which permit us to purchase reserve capacity and energy. We intend to purchase our reserve capacity requirements for Clover and North Anna from Virginia Power under these arrangements until either the date on which all facilities at North Anna have been retired or decommissioned, or the date we have no interest in North Anna, whichever is earlier. The purchase price we pay for any replacement energy purchased under these arrangements equals the natural gas-indexed price we pay for energy under our other agreements with Virginia Power.

Possible Future Power Resource Options

We are currently exploring an ownership interest in an additional nuclear fuel unit at North Anna. In November 2007, Virginia Power and ODEC filed a joint application with the Nuclear Regulatory Commission (“NRC”) for a license to build and operate a new reactor at North Anna.

In addition, we are separately evaluating the possibility of constructing a new base-load generation facility. We have secured options on two tracts of land in Surry and Sussex Counties of Virginia and are currently in the process of performing environmental and engineering studies to determine the suitability of the parcels of land. We have not identified the technology or determined the size of any facility that would potentially be built. We are not committed to proceed with the construction of a facility and are currently evaluating our participation.

Fuel Supply

Coal

Virginia Power, as operating agent, has the sole authority and responsibility to procure sufficient coal for the operation of Clover. Virginia Power advises us they use both long-term contracts and short-term spot agreements to acquire the low sulfur bituminous coal used to fuel the facility. We are not a direct party to any of these procurement contracts, and do not control their terms or duration. As of December 31, 2007, and December 31, 2006, there was a 38.0 day and a 38.5 day supply of coal at Clover, respectively. We anticipate that sufficient supplies of coal will be available in the future but market prices and price volatility both may be higher than we currently anticipate. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

Nuclear

Virginia Power, as operating agent, has the sole authority and responsibility to procure nuclear fuel for North Anna. Virginia Power advises they use primarily long-term contracts to support North Anna’s nuclear fuel requirements and that worldwide market conditions are continuously evaluated to ensure a range of supply options at reasonable prices which are dependent upon the market environment. We are not a direct party to any of these procurement contracts, and do not control their terms or duration. Virginia Power advises us that current agreements, inventories, and spot market availability are expected to support North Anna’s current and planned fuel supply needs for the near term and that additional fuel is purchased as required to attempt to ensure optimal cost and inventory levels.

Natural Gas

Our three combustion turbine facilities are powered by natural gas and are located adjacent to natural gas transmission lines. With assistance from APM, we developed and utilize a natural gas supply strategy for providing natural gas to each of the three combustion turbine facilities. We are responsible for procuring the natural gas to be used by all units at Louisa, Marsh Run and Rock Springs. The strategy includes securing transportation contracts and incorporating the ability to use No. 2 distillate fuel oil as a back up fuel for Louisa and Marsh Run, as needed, to minimize pipeline transportation costs. We have identified our primary natural gas suppliers and have negotiated the contracts needed for procurement of physical natural gas. We have put in place strategies and mechanisms to financially hedge our natural gas needs. We anticipate that sufficient supplies of natural gas will be available in the future to support the operation of the combustion turbine facilities but significant price volatility may occur. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

REGULATION

General

We are subject to regulation by FERC and to a limited extent, state public service commissions. Some of our operations are also subject to regulation by the Virginia Department of Environmental Quality (“DEQ”), the Department of Energy (“DOE”), the NRC, and other federal, state, and local authorities. Compliance with future laws or regulations may increase our operating and capital costs by requiring, among other things, changes in the design or operation of our generating facilities.

FERC Regulation

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

Because our rates and services are regulated by FERC, the VSCC, the Delaware Public Service Commission, and the Maryland Public Service Commission (“Maryland PSC”) do not have jurisdiction over our rates and services. The state commissions, however, do oversee the siting of our utility facilities in their respective jurisdictions. The VSCC and Maryland PSC also regulate the rates and services offered by our Virginia and Maryland member distribution cooperatives, respectively.

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

Competition

Virginia, Delaware and Maryland each have laws unbundling the power component (also known as generation) of electric service to retail customers, while maintaining regulation of transmission and distribution services. All retail customers in Virginia, Delaware and Maryland, including retail customers of our member distribution cooperatives, are currently permitted to purchase power from the registered supplier of their choice. At March 1, 2008, no entity had registered to be an alternative power supplier in any of the service territories of our member distribution cooperatives and, as a result, none of their retail customers have switched to alternative providers.

To address the difference between what an electric utility would have recovered under regulated cost-of-service rates and what that electric utility would have recovered under competitive market rates, sometimes referred to as “stranded costs,” and to facilitate the implementation of retail competition, legislation was passed in Virginia, Delaware and Maryland requiring each incumbent utility to cap the rates that it charges its retail customers in its certificated service territory during a specified transition period. The transition periods for our Delaware and Maryland member distribution cooperatives expired in 2005.

On April 4, 2007, legislation was passed in Virginia that changed the electricity restructuring in Virginia. The legislation, effective July 1, 2007, changed the termination date for the capped rates our Virginia member distribution cooperatives charge their customers from December 31, 2010 to December 31, 2008. After the end of capped rates, retail choice is eliminated for all customers except those that consume at least five megawatts of power individually or in the aggregate (with aggregation subject to the approval of the VSCC), but do not account for more than 1% of the incumbent utility’s peak load during the past year. Also, retail choice will continue to be available for customers that desire to select a supplier that provides 100% green or renewable power and for any cooperative customer whose 2006, or any subsequent year’s, noncoincident peak demand exceeded 90 megawatts. Currently, we do not anticipate that these conditions related to retail choice will have a material impact on our financial results. Also, beginning January 1, 2009, this legislation allows our Virginia member distribution cooperatives to adjust their rates by a maximum net increase or decrease of 5%, on a cumulative basis, in any three year period without filing a rate case with the VSCC. This new legislation does not affect our Virginia member distribution cooperatives’ ability to pass through changes in energy costs to their customers.

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

Our direct capital expenditures for environmental control facilities at our generating facilities, excluding capitalized interest, were immaterial in 2007. Based upon information provided by Virginia Power, we anticipate that beginning in 2011, we will have an increase in our direct capital expenditures for environmental control facilities at Clover. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Expenditures” in Item 7.

Clean Air Act

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

With respect to SO2, under the Clean Air Act’s Acid Rain Program, each of our fossil fuel-fired plants must obtain SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually. The total number of allowances is capped, and allowances can be traded. As a facility that was built before the Acid Rain Program, Clover receives an annual allocation of SO2 allowances at no cost based upon its baseline operations. Newer facilities, including Louisa, Marsh Run and Rock Springs, need to obtain allowances, but because they are primarily gas-fired, the number of SO2 allowances they must obtain are expected to be minimal and will be supplied from excess SO2 allowances allocated to Clover. On March 10, 2005, the EPA issued the Clean Air Interstate Rule (“CAIR”), requiring significant reductions of SO2 and NOx in the eastern United States, including Virginia and Maryland. During its 2006 session, the Virginia General Assembly adopted legislation setting the framework for the implementation of CAIR in Virginia. The DEQ adopted the final CAIR regulation and it became effective on April 18, 2007. With respect to SO2 emissions, Virginia will participate in the federal SO2 cap and trade program established by CAIR and adopted regulations with an effective date of April 18, 2007. That program is similar, but is in addition to the Acid Rain Program and would require all of our facilities in Virginia (including Clover) to acquire additional allowances for each ton of SO2 they emit beginning in 2010, and additional allowances per ton starting in 2015. We are entitled to sufficient SO2 allowances because of our interest in Clover so that we do not anticipate needing to purchase additional SO2 allowances for the Louisa, Marsh Run and Rock Springs generating facilities through both phases of CAIR.

Pursuant to the Clean Air Act, both Virginia and Maryland have enacted regulations to reduce the emissions of NOx by establishing NOx cap and trade programs similar to the federal SO2 allowance programs. Both of these programs are being revised to meet the more stringent NOx emission caps established under CAIR and with respect to the facilities in Virginia, additional NOx emission reductions mandated by the Virginia General Assembly. Under the current system, Clover is allocated a certain number of NOx allowances. If Clover emits more than the allotted allowances then NOx emissions allowances will have to be purchased. We have an agreement with Virginia Power to provide us with the option each year to purchase from them the NOx emissions allowances necessary to compensate for any shortfall between our NOx emissions allowance requirement for Clover and our portion of the regulatory NOx emissions allocation for Clover or purchase from the market.

Louisa, Marsh Run and Rock Springs each produce NOx emissions. In 2007, NOx allowances were allocated and we anticipate receiving NO x State Implementation Plan (“NOx SIP”) allowances through 2008. All three sites have been allocated NOx emission allowances under CAIR. NOx emission allowances that are not received from the new source set aside pools will be purchased in the market for the operation of all three combustion turbine facilities. We project that we will be able to obtain sufficient quantities of NOx allowances in the future, but increased NOx emissions or increased restrictions could cause the price of allowances to be higher than we expect.

Clear Air Mercury Rule

Clover is currently our only generating facility impacted by the Clean Air Mercury Rule (“CAMR”). In 2005, the EPA issued the CAMR which establishes caps for overall mercury emissions from coal-fired power plants that will be implemented in two phases, with the first phase becoming effective in 2010 and the second phase in 2018, and allows the individual states to regulate mercury emissions through a market-based cap and trade program. In 2006, 16 states and several environmental groups filed law suits challenging CAMR and the law suits are currently pending. On February 8, 2008, the United States Court of Appeals for the District of Columbia vacated the EPA’s CAMR for controlling mercury emissions from coal-fired power plants. This ruling requires the EPA to decide whether or not to appeal the ruling or write new rules to regulate mercury from coal-fired power plants. The CAMR will remain in effect until the court issues the final ruling. The issuance of the final ruling can be delayed if the EPA appeals the court’s ruling. In 2006, the Virginia General Assembly decided to adopt the cap and trade program foreseen in CAMR, subject to certain limitations. The DEQ adopted the Mercury Budget Trading regulations on April 4, 2007. The DEQ CAMR is currently in effect. Although, the February 8, 2008 court decision does not affect the DEQ’s adoption of the Mercury Budget Trading regulations, if the CAMR ultimately does not go into effect, then there will not be a cap-and-trade program. We do not anticipate that any additional measures will be required at Clover due to Clover’s existing pollution control requirement which already removes greater than 90% of the mercury emitted from the facility.

Greenhouse Gas Initiative

In addition to traditional air pollutants, the question of climate change has been the focus of much public attention. Several bills have been introduced in Congress to limit emissions of CO2 and other greenhouse gases believed to contribute to climate change. Also, there are numerous actions at the state and regional level, including the Regional Greenhouse Gas Initiative (“RGGI”) established in 2005 by the governors of seven Northeastern and Mid-Atlantic states, including Delaware. The RGGI provides for a cap and trade system for CO2 among those states, capping emissions at current levels in 2009, and then reducing emissions 10% by 2019. In 2007, Maryland joined the RGGI and will participate in the program beginning in 2009. CO2 emissions from Rock Springs will require the purchase of allowances. The final Maryland regulations implementing this initiative have not been promulgated at this time. The proposed regulations require all allowances to be auctioned rather than provided to the electric companies. Climate change issues are also the subject of several lawsuits, although we were not party to any of those lawsuits. In 2006, the U.S. Supreme Court heard a case concerning the EPA’s authority to regulate CO2 emissions under the Clear Air Act. The case concerns CO2 emissions from the transportation sector, but the Court’s decision will also influence the regulation of other sectors. We cannot exclude the possibility that future CO2 emission regulations could have a significant effect on our operations, especially at Clover; however, at this stage we are not able to predict the final form of any such regulation. Also, recently, several major financial institutions have stated that they will engage in an enhanced environmental diligence process to evaluate the financing of new fossil fuel generation projects.

Clear Water Act

The Clean Water Act and applicable state laws regulate water intake structures, discharges of cooling water, storm water run-off and other wastewater discharges at our generating facilities. We are in material compliance with these requirements and with permits that must be obtained with respect to such discharges. Our permits are subject to periodic review and renewal proceedings, and can be made more restrictive over time. Limitations on the thermal discharges in cooling water, or withdrawal of cooling water during low flow conditions, can restrict our operations. During 2007, we experienced several periods of restrictions; however, there was adequate water in the water supply reservoir and no curtailment of operations occurred due to these restrictions.

Future Regulation

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

Nuclear

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. However, since the DOE did not begin accepting spent fuel in 1998 as specified in its contracts, Virginia Power is providing on-site spent nuclear fuel storage at the North Anna facility site. Virginia Power will continue to manage its spent nuclear fuel until the DOE begins accepting the spent nuclear fuel. In January 2004, Virginia Power filed a lawsuit seeking recovery of damages in connection with the DOE’s failure to commence accepting spent nuclear fuel from North Anna and a trial is scheduled for May 2008.

ITEM 1A. – RISK FACTORS

RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating ODEC. These risk factors could affect our actual results and cause these results to differ materially from those expressed in any forward-looking statements of ODEC. Other risks and uncertainties, in addition to those that are described below may also impair our business operations. We consider the risks listed below to be material, but you may view risks differently than we do and we may omit a risk that we consider immaterial but you consider important. An adverse outcome of any of the following risks could materially affect our business or financial condition. These risk factors should be read in conjunction with the other detailed information set forth in the notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below, including “Caution Regarding Forward Looking Statements.”

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

Historically, our power supply strategy has relied substantially on purchases of energy from other power suppliers. In 2007, we purchased approximately 60.7% of our energy resources. These purchases consisted of a combination of purchases under long-term and short-term physically-delivered forward contracts and purchases of energy in the spot markets. Our reliance on energy purchases may continue well into the future and may increase as our member distribution cooperatives’ requirements for power increase. Our reliance on energy purchases also could increase because the operation of our generation facilities is subject to many risks, including the shutdown of our facilities or breakdown or failure of equipment.

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

Changes in fuel and purchased power costs could increase our operating costs.

We are subject to changes in fuel costs, which could increase the cost of generating power, as well as changes in purchased power costs. Increases in fuel costs and purchased power costs increase the cost to our member distribution cooperatives. The market prices for fuel may fluctuate over relatively short periods of time. Factors that could influence fuel and purchased power costs are:

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

Regulation of carbon emissions and other greenhouse gases may significantly increase our costs and result in our purchasing additional energy in the market.

Federal and state governmental authorities, prompted by growing concerns relating to the impact of global climate change, have begun to actively consider legislation that calls for the reduction of emissions of greenhouse gases (“GHG”). Recently, legislative proposals have focused on regulation of CO2 emissions. Often, these proposals either tax the emission of CO2 or institute a cap-and-trade program requiring allowances to emit CO2 in the operation of coal-fired generating facilities such as Clover. Cap-and-trade proposals vary regarding the extent to which existing generation facilities would be allocated allowances without cost, similar to the regulation of other emissions under the Clean Air Act. Some proposals do not allocate any allowances to existing facilities. Proposals requiring the taxing of CO2 emissions vary widely as to the amount of the tax.

The additional costs related to a tax on CO2 emissions or a cap-and-trade program could affect the relative cost of the energy generated by our facilities that burn coal and other fossil fuels. Because PJM dispatches facilities from lowest to highest cost, our CO2 emitting generating facilities may be dispatched less often than they are currently. Lower levels of dispatch of these facilities by PJM likely would result in our purchasing more energy, potentially significantly more energy, from the market. The price of the additional energy purchased from the market could be substantially higher than the current cost of the energy generated from our facilities emitting CO2.

Because no federal laws or state laws applicable to us regulating CO2 emissions have become effective, we cannot predict the cost or the effect of any future regulation. We do believe, however, that some form of federal or state law or regulation in this area is likely to be enacted in the future and could have a material adverse effect on the cost of energy we supply our member distribution cooperativs .

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

Adverse changes in the credit ratings of entities providing credit support to our obligations under a lease of our interest in Clover Unit 1 could require us to replace this credit support during a period in which extension of credit by highly rated financial institutions may be difficult or costly to obtain and could require the purchase of a substantial amount of qualifying securities.

We are obligated to replace a security pledged to an owner trust formed for the benefit of an investor in the Clover Unit 1 lease if the claims paying ability of Ambac Assurance Corporation (“Ambac”), which insures the repayment of the security, falls below “AAA” as rated by S&P or “Aaa” as rated by Moody’s. Currently, Ambac is rated “AAA” by S&P and “Aaa” by Moody’s with a negative outlook from both agencies. As a result of the disruption of the credit and capital markets in recent months, it may be difficult and costly to obtain a new security meeting the necessary credit ratings requirements within the required time period if such action becomes necessary due to a fall in Ambac’s credit rating. See “Significant Contingent Obligations” in Item 7 for a description of permitted substitute collateral and required credit ratings of such collateral.

Other Environmental regulation may limit our operations or increase our costs or both.

We currently are required to comply with numerous federal, state and local laws and regulations relating to the protection of the environment. While we believe that we have obtained all material environmental-related approvals currently required to own and operate our facilities or that these approvals have been applied for and will be issued in a timely manner, we may incur significant additional costs because of compliance with these requirements in addition to costs related to any costs of compliance with laws or regulations relating to CO2 emissions. Failure to comply with environmental laws and regulations could have a material effect on us, including potential civil or criminal liability and the imposition of fines or expenditures of funds to bring our facilities into compliance. Delay in obtaining, or failure to obtain and maintain in effect any environmental approvals, or the delay or failure to satisfy any applicable environmental regulatory requirements related to the operation of our existing facilities or the sale of energy from these facilities could result in significant additional cost to us.

Our financial condition is largely dependent upon our members.

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations under the “all-requirements” wholesale power contract that each has executed with us. The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formulary rate, which is designed to permit us to recover our total cost of service and create a firm equity base. Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval with limited exceptions. In 2007, 61.5% of our revenues were received from our three largest members, NOVEC, Rappahannock Electric Cooperative and Delaware Electric Cooperative.

Since 2005, we have been involved in litigation with NOVEC, our largest member, regarding our potential reorganization and NOVEC’s desire to change the nature of its wholesale power contract to a partial-requirements contract. See “Business—Member Distribution Cooperatives—NOVEC” above. While we cannot predict the ultimate resolution of these matters, we will not amend or modify our wholesale power contracts in any way that could adversely affect our financial condition or that of our member distribution cooperatives.

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

We have an 11.6% undivided ownership interest in North Anna which provided approximately 11.5% of our energy requirements in 2007. Ownership of an interest in a nuclear generating facility involves risks, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal properties consist of our interest in five electric generating facilities, additional distributed generation facilities across our member distribution cooperatives’ service territories and a limited amount of transmission facilities. All of our physical properties are subject to the lien of our Indenture. See “Restated Indenture” below. Our generating facilities consist of the following:

Generating Facility	Ownership Interest		Location	Primary Fuel	Commercial Operation Date	Net Capacity Entitlement(3)
Clover	50.0	%(1)	Halifax County, Virginia	Coal	Unit 1 – 10/1995	215 MW
					Unit 2 – 03/1996	215 MW 430 MW

North Anna	11.6%		Louisa County, Virginia	Nuclear	Unit 1 – 06/1978 (4) Unit 2 – 12/1980 (4)	107 MW 107 MW 214 MW

Louisa	100.0%		Louisa County, Virginia	Natural Gas (5)	Unit 1 – 06/2003 Unit 2 – 06/2003 Unit 3 – 06/2003 Unit 4 – 06/2003 Unit 5 – 06/2003	84 MW 84 MW 84 MW 84 MW 168 MW 504 MW

Marsh Run	100.0%		Fauquier County, Virginia	Natural Gas (5)	Unit 1 – 09/2004 Unit 2 – 09/2004 Unit 3 – 09/2004	168 MW 168 MW 168 MW 504 MW

Rock Springs	50.0	%(2)	Cecil County, Maryland	Natural Gas	Unit 1 – 06/2003	168 MW
					Unit 2 – 06/2003	168 MW 336 MW

Distributed generation	100.0%		Multiple	Diesel	10 units – 07/2002	20 MW

					Total	2,008 MW

(1)	Our interest in Clover is subject to long-term leases. See “Clover” below.
(2)	We own 100% of two units, each with a net capacity rating of 168 MW, and 50% of the common facilities for the facility. See “Combustion Turbine Facilities—Rock Springs” below.
(3)	Represents an approximation of our entitlement to the maximum dependable capacity, which does not represent actual usage.
(4)	We purchased our 11.6% undivided ownership interest in North Anna in December 1983.
(5)	The units at this facility also operate on #2 distillate fuel oil.

Clover

Virginia Power, the co-owner of Clover, is responsible for operating Clover and procuring and arranging for the transportation of the fuel required to operate Clover. See “Power Supply Resources—Fuel Supply—Coal” in Item 1. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses for Clover. Under the terms of the Clover operating agreement, Old Dominion and Virginia Power each take half of the power produced by Clover.

Lease of Clover Unit 1

In March 1996, we entered into a lease with an owner trust for the benefit of an investor in which we leased our interest in Clover Unit 1 and related common facilities, subject to the lien of the Indenture, for a term extendable by the owner trust up to the full productive life of Clover Unit 1, and simultaneously entered into an approximately 21.8 year lease of the interest back to us. If the lien of the Indenture is ever released, the interest of the owner trust in Clover Unit 1 would no longer be subject and subordinate to the lien of the Indenture in the future. See “Restated Indenture” below. We have provided for substantially all of our periodic basic rent payments under the lease by purchasing investments issued or insured by entities, the claims paying ability or senior debt obligations of the majority of which are rated “AAA” by S&P and “Aaa” by Moody’s. A small portion of these investments are rated “A” by S&P and “A3” by Moody’s. The lease to us contains events of default, which, if they occur, could result in termination of the lease, and, consequently, our loss of possession and right to the output of Clover Unit 1. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements—Clover Leases” in Item 7 for a discussion of our options and obligations at the end of the term of the leaseback of Clover Unit 1 and sources of funding for these obligations.

Lease of Clover Unit 2

In July 1996, we entered into another lease subject to the lien of the Indenture with an owner trust for the benefit of a different investor of our interest in Clover Unit 2 and related common facilities for a term extendable by the owner trust up to the full productive life of Clover Unit 2. We simultaneously entered into an approximately 23.4 year lease back of the interest. If the lien of the Indenture is ever released, the interest of the owner trust in Clover Unit 2 would no longer be subject and subordinate to the lien of the Indenture in the future. See “Restated Indenture” below. We have provided for all of our periodic basic rent payments under the lease by investing in obligations issued or insured by entities, the claims paying ability or senior debt obligations of which are rated “AAA” by S&P and “Aaa” by Moody’s. As with the Clover Unit 1 lease, the leaseback of Clover Unit 2 contains events of default, which could result in termination of the lease and loss of possession and right to the output of the unit. At the end of the term of the leaseback, we may either (1) retain possession of the interest in the unit by paying a fixed purchase price to the owner trust, or (2) return possession of the interest to the owner trust and arrange for an acceptable third party to enter into a power purchase agreement with the owner trust. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements—Clover Leases” in Item 7 for a discussion of our options and obligations at the end of the term of the leaseback of Clover Unit 2 and sources of funding for these obligations.

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

North Anna

Virginia Power, the co-owner of North Anna, is responsible for operating North Anna. Virginia Power also has the authority and responsibility to procure nuclear fuel for North Anna. See “Fuel Supply—Nuclear” in Item 1. We are entitled to 11.6% of the power generated by North Anna. Additionally, we are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna. We are obligated to fund these items. In addition, we separately fund our pro-rata portion of the decommissioning costs of North Anna. ODEC and Virginia Power also bear pro-rata any liability arising from ownership of North Anna, except for liabilities resulting from the gross negligence of the other.

In November 2007, Virginia Power and ODEC filed a joint application with the NRC for a license to build and operate a new reactor at North Anna. We expect the application review to take at least three years, and during this time we will further evaluate the project and make a final determination as to our future involvement.

Combustion Turbine Facilities

Louisa

We are responsible for the operation and maintenance of the Louisa facility and we supply all services, goods and materials required to operate and maintain the facility, including arranging for the transportation and supply of the natural gas and No. 2 distillate fuel oil required by the facility.

Marsh Run

We are also responsible for the operation and maintenance of the Marsh Run facility and we supply all services, goods and materials required to operate and maintain the facility, including arrangement for the transportation and supply of the natural gas and No. 2 distillate fuel oil required by the facility.

Rock Springs

The Rock Springs facility was developed together with another participant, CED Rock Springs, LLC (“ConEd”). ODEC and ConEd each individually own two units (a total of 336 MWs each) and 50% of the common facilities. Additionally, ODEC and ConEd each individually dispatch its respective units as determined to be necessary and prudent. ConEd is currently in the process of selling its share of the Rock Springs generating facility. The facility is currently permitted to allow two additional 168 MW combustion turbines to be installed at the site for a total site capacity of 1,008 MW.

The Rock Springs facility is currently operated and maintained by CED Operating Co., LLP, an affiliate of ConEd, pursuant to a service agreement under which CED Operating Co., LLP, supplies all services, goods and materials, other than natural gas, required to operate the facility. We anticipate that the purchaser of ConEd’s share of Rock Springs will operate and maintain the facility in the future. We are responsible for all costs associated with the development, construction, additions and operating costs and administrative and general expenses relating to our two units and the proportional share of the costs relating to the common facilities for Rock Springs.

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

Transmission

In January 2008, we acquired approximately 100 miles of transmission lines from Delmarva Power and Light Company for approximately $4.8 million. These transmission lines are all located in Virginia on the Eastern Shore. We also own two 1,100 foot 500 kilovolt (“kV”) transmission lines and a 500 kV substation at the Rock Springs site jointly with ConEd. As a transmission owner in PJM, we have relinquished control of all of these transmission facilities to PJM and contracted with third parties to operate and maintain them.

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

ITEM 3. LEGAL PROCEEDINGS

NOVEC

Over the past several years, we have had discussions and negotiations with NOVEC about changing the nature of its wholesale power contract from an all-requirements contract to a partial-requirements contract. See “Business—Member Distribution Cooperatives—NOVEC” above.

On January 5, 2006, NOVEC filed a complaint with FERC pursuant to Section 206 of the Federal Power Act seeking reformation of its wholesale power contract. Specifically, NOVEC sought “to modify its wholesale power contract to allow NOVEC the flexibility to acquire power and energy over and above that available from NOVEC’s share of Old Dominion’s existing resources.” NOVEC claimed that the wholesale power contract’s terms were no longer just and reasonable or in the public interest because the contract was entered into in 1983, and amended and restated in 1992, prior to an allegedly different era of open transmission access and wholesale power markets. NOVEC stated in the complaint that it would not seek to be relieved of its obligations pertaining to its share of our existing power supply resources. Obligations pertaining to our existing resources include debt service, lease rentals, operation and maintenance expenses, interest coverage requirements and other costs and expenses related to our electric generating facilities and existing power purchase arrangements. On March 2, 2006, FERC denied NOVEC’s complaint. Following NOVEC’s request for rehearing FERC issued it final order denying NOVEC’s request for rehearing. NOVEC then appealed FERC’s denial in the United States Court of Appeals for the District of Columbia. On December 18, 2007, NOVEC filed a motion advising the court that NOVEC and ODEC are engaged in settlement negotiations and requested that proceedings be held in abeyance. On January 11, 2008, the court granted this motion but required NOVEC and ODEC to file status reports every 60 days. The first status report was filed on March 11, 2008, and indicated that NOVEC and ODEC continue to be engaged in settlement negotiations. The court has also ordered that NOVEC and ODEC file motions to govern further proceedings in the case within 30 days of the end of the settlement negotiations.

Norfolk Southern

In April 1989, we entered into a coal transportation agreement with Norfolk Southern Railway Company (“Norfolk Southern”) for delivery of coal to Clover. The agreement, which was later assigned to Virginia Power as operator of Clover, had an initial 20-year term and provides that the amounts payable for coal transportation services are subject to adjustment based on a reference index. In 2003, Norfolk Southern claimed that it had been using an incorrect reference index to calculate amounts due to it since the inception of the agreement, and that it would begin to escalate prices for these services in the future based on an alternate reference index. Later that year, we filed suit against Norfolk Southern with Virginia Power in the Circuit Court of Halifax County, Virginia, seeking to clarify the price escalation provisions in the coal transportation agreement. Norfolk Southern filed a counter-claim and sought (1) recovery from Virginia Power and us for additional amounts resulting from its use of the alternate reference index since December 1, 2003, and (2) an order requiring the parties to calculate the amounts Norfolk Southern claims it was underpaid since the inception of the agreement by using the alternate reference index.

On December 22, 2004, the court found in favor of Norfolk Southern on the issue of ambiguity and held that the price escalation provisions in the agreement were clear and unambiguous. The court later denied Virginia Power’s and our motion to file an amended complaint based on additional evidence that was not considered by the court in the original proceedings. The court permitted Virginia Power and us to file an amended answer to Norfolk Southern’s counter-claims.

On September 1, 2006, the court granted Norfolk Southern’s request to substantially dispose of the issues in the case. We, along with Virginia Power, then appealed the court’s order to the Supreme Court of Virginia. Norfolk Southern subsequently filed a motion to dismiss for lack of jurisdiction, contending that we and Virginia Power failed to timely appeal. On May 11, 2007, the Supreme Court of Virginia dismissed Norfolk Southern’s motion to dismiss for lack of jurisdiction and dismissed our petition for appeal because there was not a final appealable order. The case was returned to the Circuit Court of Halifax County, Virginia. On June 11, 2007, we, along with Virginia Power, filed a motion to vacate the order and schedule a status conference. On June 26, 2007, Norfolk Southern filed a motion for a status conference and a brief in opposition to our motion to vacate the order. On November 23, 2007, the court issued an order requiring that the parties file a stipulated calculation. On January 15, 2008, ODEC, Virginia Power and Norfolk Southern filed a stipulated calculation. A damage hearing is scheduled for April 8, 2008. We intend to pursue the appeal, if the Supreme Court of Virginia determines we are able to appeal.

We recorded a liability related to the Norfolk Southern dispute and created a related regulatory asset. The regulatory asset was amortized and collected through rates over 21 months (April 1, 2005 through December 31, 2006). The current period charges are being collected through rates. If it is ultimately determined that we owe any such amounts to Norfolk Southern, the amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates charged to our member distribution cooperatives.

Ragnar Benson

In 2002, we entered into a contract with Ragnar Benson, Inc. (“RBI”) for engineering, procurement and construction services relating to the construction of our Marsh Run combustion turbine facility. In 2004, we terminated the contract with RBI for default and filed suit in the U.S. District Court for the Eastern District of Virginia, Richmond Division, against RBI. In 2005, we executed an agreement with RBI’s surety, Seaboard Surety Company (“Seaboard”), under which it assumed all responsibilities for the final completion of the Marsh Run facility in accordance with the terms of the original agreement with RBI. RBI and its parent companies, The Austin Company and Austin Holdings, Inc., filed for reorganization. Because RBI filed for reorganization during the legal proceeding, we sued Seaboard in 2006, to enforce the eventual resolution of the suit with RBI. On August 23, 2007, we settled our legal disputes with Seaboard and we received a payment of $3.0 million from Seaboard and we were released of all remaining payment obligations. At the time of the settlement we had a $5.7 million liability recorded which was reversed based on the terms of the settlement. The $8.7 million impact of the settlement resulted in a reduction of the cost of our Marsh Run facility. The terms of our agreement provided for our assignment to Seaboard of all of our rights and claims against RBI in the current reorganization proceedings including the judgment obtained against RBI. As part of the settlement, Seaboard and ODEC each released the other from all claims arising out of or related to the Marsh Run Project.

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

On March 8, 2005, FERC issued an order that set the proposed assignment of the wholesale power contracts for hearing on the limited issue of whether an Old Dominion credit downgrade could raise rates, and, if so, whether the downgrade is due to the proposed transaction. The initial decision was issued on February 2, 2006, and the judge ruled in our favor on all material issues. On December 21, 2006, FERC issued an order affirming the initial decision indicating that it had not been shown that the credit downgrade experienced by ODEC could raise rates. On June 7, 2007, FERC issued its order denying NOVEC’s request for rehearing and upheld its approval of the proposed assignment to New Dominion of ODEC’s Amended and Restated Wholesale Power Contracts with its member distribution cooperatives.

Also on March 8, 2005, FERC consolidated the October 5, 2004, and December 7, 2004, rate applications and set hearing and settlement procedures. On June 10, 2005, formal settlement procedures were terminated and a judge was assigned to hear the case. Informal settlement talks continued, and on October 13, 2005, we joined with New Dominion in filing a proposed settlement agreement that resolved all issues in dispute in these proceedings among us, Bear Island Paper Company, LLP, and the VSCC. On December 23, 2005, the judge certified the partial settlement to FERC with a recommendation that it be approved. FERC issued an order approving the partial settlement on April 7, 2006, leaving NOVEC, FERC staff and us as participants in the proceeding. The hearing was conducted on October 17 through 19, 2006, and the initial decision was issued on February 5, 2007, when the judge ruled in our favor on all material matters. NOVEC and FERC staff filed exceptions to the ruling on March 7, 2007. On March 27, 2007, we filed our response to the March 7, 2007, Northern Virginia Electric Cooperative (“NOVEC”) and FERC staff exceptions to the February 5, 2007, initial decision wherein the judge ruled in our favor on all material matters. On February 25, 2008, FERC affirmed the initial decision on all issues relating to the rate formulas except one. The only issue on which FERC disagreed with the initial decision related to a single phrase in a prior period adjustment clause. FERC found that this phrase allowed our board of directors too much discretion in the annual true-up between estimated and actual demand charges. The phrase at issue had been deleted in the partial settlement discussed above and has been deleted from the prior period adjustment clause. A compliance filing is due March 26, 2008, that describes our rates since the effective date of the settlement (April 7, 2006), which must include the classification of certain accounts, the units used in certain rate formula calculations, and what adjustments, if any, need to be made in rates collected since that date.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below present selected historical information relating to our financial condition and results of operations. The financial data for the five years ended December 31, 2007, are derived from our audited consolidated financial statements. You should read the information contained in this table together with our consolidated financial statements, the related notes to the consolidated financial statements, and the discussion of this information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except ratios)
Statement of Operations Data:

Operating Revenues	$963,094	$817,515	$737,679	$588,451	$535,576
Operating Margin	62,085	73,461	68,196	61,615	57,941
Net Margin(1)	16,035	21,244	12,109	12,134	12,056

Margins for Interest Ratio	1.30	1.39	1.22	1.25	1.31

	December 31,
	2007	2006	2005	2004	2003
	(in thousands, except ratios)
Balance Sheet Data:

Net Electric Plant	$1,031,727	$1,059,745	$1,085,714	$1,113,045	$1,095,537
Investments	334,269	286,956	254,813	250,520	276,998
Other Assets	305,751	280,708	371,839	186,773	189,801

Total Assets	$1,671,747	$1,627,409	$1,712,366	$1,550,338	$1,562,336

Capitalization:

Patronage Capital	$309,112	$293,077	$271,833	$259,724	$247,590
Non-controlling Interest	11,431	10,993	25,062	8,225	—
Long-term Debt	787,028	813,264	832,980	852,910	873,041

Total Capitalization	$1,107,571	$1,117,334	$1,129,875	$1,120,859	$1,120,631

Equity Ratio(2)	28.2%	26.5%	24.6%	23.3%	22.1%

(1)	Net Margin for 2007 and 2006 includes an additional equity contribution of $4.0 million and $9.0 million, respectively.
(2)	Equity ratio equals patronage capital divided by the sum of our long-term debt and patronage capital.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding matters that could have an impact on our business, financial condition, and future operations. These statements, based on our expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward looking statements. These risks, uncertainties, and other factors include, but are not limited to, general business conditions, increased competition in the electric utility industry, demand for energy, federal and state legislative and regulatory actions and legal and administrative proceedings, changes in and compliance with environmental laws and policies, general credit and capital market conditions, weather conditions, the cost of commodities used in our industry, and unanticipated changes in operating expenses and capital expenditures. Our actual results may vary materially from those discussed in the forward looking statements as a result of these and other factors. Any forward looking statement speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.

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

Our financial results for the year ended December 31, 2007, were impacted by higher energy rates, the availability of our generation facilities, and changes in the fair value of our derivatives. Revenues were higher due to increased sales volume and higher energy rates, which were implemented in October of 2006, April of 2007 and October 2007 to collect previously incurred but not collected costs and to provide for the collection of future anticipated costs. During 2007, both units at the Clover Power Station (“Clover”) and both units at the North Anna Power Station (“North Anna”) were off-line for scheduled maintenance and refueling outages. These outages resulted in increased purchased power expense as well as increased operations and maintenance expenses as compared to 2006. The fair value of our natural gas futures increased resulting in changes to our regulatory assets and liabilities which increased cash provided by operating activities.

During 2007, we reduced operating revenues by $30.5 million in accordance with our Margin Stabilization Plan. See “Critical Accounting Policies—Margin Stabilization Plan” below. Also during the year we refunded $17.0 million of the $30.5 million adjustment to our member distribution cooperatives as approved by our board of directors on July 23, 2007 and October 10, 2007.

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

Deferred Energy

In accordance with SFAS No. 71, we use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Deferred energy expense on our Consolidated Statement of Revenues, Expenses and Patronage Capital represents the difference between energy revenues and energy expenses. The deferred energy balance on our Consolidated Balance Sheet represents the net accumulation of any under - or over-collection of energy costs. Under-collected energy costs appear as an asset on our Consolidated Balance Sheet and will be collected from our member distribution cooperatives in subsequent periods through our formulary rate. Conversely, over-collected energy costs appear as a liability on our Consolidated Balance Sheet and will be refunded to our member distribution cooperatives in subsequent periods through our formulary rate.

Margin Stabilization Plan

We have a Margin Stabilization Plan that allows us to review our actual capacity-related costs of service and capacity revenue and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors. Our formulary rate allows us to recover and refund amounts under the Margin Stabilization Plan. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, generally in the succeeding calendar year. Each quarter we adjust revenues and accounts payable—members or accounts receivable, as appropriate, to reflect these adjustments. In 2007, under our Margin Stabilization Plan, we reduced operating revenues by $30.5 million and increased accounts payable—members by the same amount. Additionally, in 2007, we refunded, and reduced accounts payable—members by, $17.0 million of the $30.5 million adjustment to our member distribution cooperatives. In 2006 and 2005, under our Margin Stabilization Plan, we reduced operating revenues by $2.8 million, and $13.3 million, respectively, and increased accounts payable—members by the same amounts.

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

A significant portion of our asset retirement obligations relates to our share of the future decommissioning of North Anna. At December 31, 2007, North Anna’s nuclear decommissioning asset retirement obligation totaled $54.2 million, which represented approximately 92.2% of our total asset retirement obligations. Because of its significance, the following discussion of critical assumptions inherent in determining the fair value of asset retirement obligations relates to those associated with our nuclear decommissioning obligations.

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

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities. The weighted average cost escalation rate used for the study performed in 2002 was 3.27%. The weighted average cost escalation rate used for the study performed in 2005 was 2.42% and this rate was applied when the cash flows increased as compared to the cash flows in the 2002 study. If the cash flows decreased, the 2002 rate of 3.27% was applied. The use of alternative rates would have been material to the liabilities recognized. For example, had we increased the cost escalation rates by 0.5% to 3.77% and 2.92%, the amount recognized as of December 31, 2007, for our asset retirement obligations related to nuclear decommissioning would have been $11.2 million higher.

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

Generally, derivatives are reported on the Consolidated Balance Sheet in the regulatory asset/liability accounts and deferred charges–other and deferred credits and other liabilities–other at fair value. The measurement of fair value is based on actively quoted market prices, if available. Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications. For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value.

Factors Affecting Results

Formulary Rate

Our power sales are comprised of two power products—energy and capacity (also referred to as demand). Energy is the physical electricity delivered through transmission and distribution facilities to customers. We must have sufficient committed energy available to us for delivery to our member distribution cooperatives to meet their maximum energy needs at any time, with limited exceptions. This committed available energy at any time is referred to as capacity.

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

Energy costs, which are primarily variable costs, such as nuclear, coal and natural gas fuel costs and the energy costs under our power purchase contracts with third parties, are recovered through two separate rates, the base energy rate and the fuel factor adjustment rate. The base energy rate is a fixed rate that requires FERC approval prior to adjustment. However, to the extent the base energy rate over- or under-collects our energy costs, we refund or collect the difference through a fuel factor adjustment rate. We review our energy costs at least every six months to determine whether the base energy rate and the current fuel factor adjustment rate together are adequately recovering our actual and anticipated energy costs, and revise the fuel factor adjustment rate accordingly. Since the fuel factor adjustment rate can be revised without FERC approval, we can effectively change our total energy rate to recover all our energy costs without seeking the approval of FERC.

Capacity costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, and our margin requirements and additional amounts approved by our board of directors are recovered through our demand rate. The formulary rate allows us to change the actual demand rate we charge as our capacity related costs change, without seeking FERC approval, with the exception of decommissioning cost, which is a fixed number in the formulary rate that requires FERC approval prior to any adjustment. FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula. Additionally, future depreciation studies are to be filed with FERC for their approval if they would result in a change in our depreciation rates. Our demand rate is revised automatically to recover the costs contained in our budget and any revisions made by our board of directors to our budget.

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

We bill capacity to each of our member distribution cooperatives based on its requirement for energy during the hour of the month when the need for energy among all of the consumers in the Virginia mainland or the Delmarva Peninsula, as applicable, is highest, as measured in megawatts (“MW”). We bill energy to each of our member and non-member customers based on the total megawatt-hours (“MWh”) delivered to them each month.

Consumers’ Requirements for Power

Growth in the number of consumers and growth in consumers’ requirements for power significantly affect our member distribution cooperatives’ consumers’ requirements for power. Factors affecting our member distribution cooperatives’ consumers’ requirements for power include:

•

Weather – Weather affects the demand for electricity. Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems. Mild weather generally reduces the demand because heating and air conditioning systems are operated less.

•	Economy – General economic conditions have an impact on the rate of growth of our member distribution cooperatives’ energy requirements.

•	Residential growth – The increase in residential growth in our member distribution cooperatives’ service territories increases the requirements for power.

•

Commercial growth – The amount, size, and usage of electronics and machinery and the expansion of operations among our member distribution cooperatives’ commercial and industrial customers impacts the requirements for power.

Power Supply Resources

In an attempt to provide stable power costs to our member distribution cooperatives, we utilize a combination of our owned generating resources and purchases from the market. We also continually review options for future power sources, including additional owned generation and power purchase contracts.

Market forces influence the structure and price of new power supply contracts into which we enter. When we enter into long-term power purchase contracts or agree to purchase energy at a date in the future, we rely on models based on our judgments and assumptions of factors such as future demand for power and market prices of energy and the price of commodities, such as natural gas used to generate electricity. Our actual results may vary from what our models predict, which may in turn impact our resulting costs to our members. Additionally, our models become less reliable the further into the future that the estimates are made.

We satisfy the majority of our member distribution cooperatives’ capacity requirements but less than half of their energy requirements through our ownership interests in the Clover, North Anna, the Louisa generating facility (“Louisa”), the Marsh Run generating facility (“Marsh Run”), and the Rock Springs generating facility (“Rock Springs”), and we purchase power under long-term and short-term physically-delivered forward contracts and in the spot market to supply the remaining needs of our member distribution cooperatives. See “Power Supply Resources” in Item 1 and “Properties” in Item 2.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our baseload generating facilities, Clover and North Anna, Base load generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-fired facilities have relatively low variable costs, as compared to combustion turbine facilities such as Louisa, Marsh Run and Rock Springs. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they are more expensive to operate and, as a result, we will operate them only when the market price of energy makes their operation economical or when their operation is required by PJM Interconnection, LLC (“PJM”) for system reliability purposes. Owners of power plants incur the fixed costs of these facilities whether or not the units operate. The output of Clover and North Anna for the past three years as a percentage of maximum dependable capacity rating of the facilities was as follows:

	Clover			North Anna
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Unit 1	87.2%	90.8%	86.7%	89.1%	88.2%	99.9%
Unit 2	88.0	91.3	80.7	85.0	99.7	91.3
Combined	87.6	91.1	83.7	87.1	94.0	95.6

Clover

Clover Unit 1 was off-line 14 days in 2007, five days in 2006, and nine days in 2005, for scheduled maintenance. Clover Unit 1 was off-line approximately five days in 2007, five days in 2006 and nine days in 2005 for unscheduled outages.

Clover Unit 2 was off-line 13 days in 2007, five days in 2006, and 34 days in 2005 for scheduled maintenance. Clover Unit 2 was off-line approximately four days in 2007, two days in 2006 and nine days in 2005 for unscheduled outages.

North Anna

North Anna Unit 1 was off-line for 36 days in 2007 and 29 days in 2006 for scheduled refueling and maintenance outages. North Anna Unit 1 was off-line for approximately one day in 2007, six days in 2006, and one day in 2005 for unscheduled outages.

North Anna Unit 2 was off-line for 35 days in 2007 and 28 days in 2005 for scheduled refueling and maintenance outages. North Anna Unit 2 did not have any scheduled refueling or maintenance outages in 2006. North Anna Unit 2 was off-line for approximately 17 days in 2007, one day in 2006, and one day in 2005 for unscheduled outages.

Combustion turbine facilities

During 2007, 2006 and 2005, the operational availability of our Louisa, Marsh Run, and Rock Springs combustion turbine facilities was as follows:

	Year Ended December 31,
	2007	2006	2005
Louisa	95.7%	99.2%	98.2%
Marsh Run	98.7	93.6	97.4
Rock Springs	99.2	91.2	95.8

Margins

We operate on a not-for-profit basis and, accordingly, seek to generate revenues sufficient to recover our cost of service and produce margins sufficient to establish reasonable reserves, meet financial coverage requirements, and accumulate additional equity approved by our board of directors. Revenues in excess of expenses in any year are designated as net margins in our Consolidated Statements of Revenues, Expenses and Patronage Capital. We designate retained net margins in our Consolidated Balance Sheets as patronage capital, which we assign to each of our members on the basis of its class of membership and business with us. Any distributions of patronage capital are subject to the discretion of our board of directors and restrictions contained in our Indenture of Mortgage and Deed of Trust, dated May 1, 1992, with Crestar Bank (predecessor to U.S. Bank National Association), as trustee (the “Indenture”).

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

Results of Operations

Operating Revenues

Operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the past three years were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues from sales to:
Member distribution cooperatives	$856,430	$746,506	$657,022
Non-members	106,664	71,009	80,657

Total revenues	$963,094	$817,515	$737,679

Our energy sales in MWh to our member distribution cooperatives and non-members for the past three years were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in MWh)
Energy Sales to:
Member distribution cooperatives	11,849,698	11,026,284	11,191,729
Non-members	2,050,781	1,349,473	1,318,647

Total energy sales	13,900,479	12,375,757	12,510,376

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

Our revenues from sales to our member distribution cooperatives by formulary rate component, energy sales to our member distribution cooperatives, and average costs to our member distribution cooperatives per MWh for the past three years were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues from sales to member distribution cooperatives:
Base energy revenues	$213,403	$198,376	$200,993
Fuel factor adjustment revenues	411,996	317,652	232,345

Total energy revenues	625,399	516,028	433,338
Demand (capacity) revenues	231,031	230,478	223,684

Total revenues from sales to member distribution cooperatives	$856,430	$746,506	$657,022

Energy sales to member distribution cooperations (in MWh)	11,849,698	11,026,284	11,191,729
Average costs to member distribution cooperatives (per MWh)	$72.27	$67.70	$58.71

2007 Compared to 2006

Total revenues from sales to our member distribution cooperatives for the year ended December 31, 2007, increased $109.9 million, or 14.7%, as compared to the same period in 2006, primarily as a result of our higher energy rates and increased sales volume.

Our total energy rate (including our base energy rate and our fuel factor adjustment rate) was 12.8% higher, on a per MWh basis, for the year ended December 31, 2007, as compared to the same period in 2006. Due to continued increases in our energy costs and the need to collect revenues to reduce our deferred energy balance, we increased our fuel factor adjustment rate effective April 1, 2007, and again on October 1, 2007, resulting in an increase to our total energy rate of approximately 7.2% and 1.7%, respectively. Energy sales volumes increased approximately 7.5% in 2007 as compared to 2006.

The capacity costs we incurred, and thus the capacity-related revenues we reflected, were relatively flat for the year ended December 31, 2007, as compared to the same period in 2006. In 2007, increases in our capacity costs related to purchase power costs and operations and maintenance costs were offset by a reduction in additional equity contribution and an increase in investment income.

Our average costs per MWh to member distribution cooperatives increased $4.57 per MWh, or 6.8%, for the year ended December 31, 2007, as compared to the same period in 2006, as a result of the increase in our total energy rate partially offset by a decrease in our average demand (capacity) costs to our member distribution cooperatives.

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

The capacity costs we incurred, and thus the capacity-related revenues we reflected, increased $6.8 million, or 3.0% for the year ended December 31, 2006, as compared to the same period in 2005, as a result of the collection of $9.0 million in additional equity contribution partially offset by decreases in our transmission and administrative and general costs.

Our average costs per MWh to member distribution cooperatives increased $8.99 per MWh, or 15.3%, for the year ended December 31, 2006, as compared to the same period in 2005, as a result of the increase in our total energy rate.

Sales to TEC

In accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), TEC is considered a variable interest entity for which Old Dominion is the primary beneficiary. The financial statements of TEC are consolidated and the inter-company balances are eliminated in consolidation. TEC’s sales to third parties are reflected as non-member revenues.

Sales to Non-Members

Sales to non-members consist of sales of excess purchased energy and sales of excess generated energy. We primarily sell excess energy to PJM under its rates for providing energy imbalance services. Excess energy is sold at the prevailing market price at the time of sale and is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, as well as changes in market conditions. Prior to May 1, 2005, we also sold excess energy from Clover to Virginia Power pursuant to the requirements of the Clover operating agreement. Non-member revenue increased by $35.7 million, or 50.2%, in 2007 as compared to the same period in 2006 due to a 52.0% increase in the volume of excess energy sales.

Operating Expenses

The components of our operating expenses for the years ended December 31, 2007, 2006, and 2005, were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Fuel	$158,046	$154,931	$143,332
Purchased power	621,630	464,047	434,557
Deferred energy	(6,177)	6,414	(26,135)
Operations and maintenance	43,466	35,551	34,221
Administrative and general	33,089	32,502	34,523
Depreciation, amortization and decommissioning	37,721	38,393	38,556
Amortization of regulatory asset/(liability), net	2,779	2,701	1,909
Accretion of asset retirement obligations	2,930	2,783	2,496
Taxes, other than income taxes	7,525	6,732	6,024

Total operating expense	$901,009	$744,054	$669,483

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

2007 Compared to 2006

Total operating expenses for 2007 increased $157.0 million, or 21.1%, over 2006 primarily due to increases in purchased power and operations and maintenance expense, partially offset by the change in deferred energy expense.

Purchased power expense increased $157.6 million, or 34.0%, as a result of a 22.8% increase in the volume of purchases of additional energy from the market and a 9.1% increase in the average price of purchased power. During a portion of 2007, our Clover and North Anna units were not available due to scheduled maintenance and refueling outages which increased our volume of purchased power. In 2007, we had refueling outages for both units at North Anna. This is an event that happens every three years. The volume of purchased power also increased due to the increased requirements of our member distribution cooperatives. The increase in the average cost of purchased power is reflective of the timing of our forward purchases relative to the prevailing market prices at the time of those purchases. Also, on June 1, 2007, PJM implemented the reliability pricing model (“RPM”) which provides a mechanism to determine localized pricing for capacity. Additional capacity is purchased for capacity obligations that are not met by owned generation resources. During 2007, we incurred approximately $15.1 million of additional purchased power expense related to RPM as compared to 2006.

Deferred energy expense changed $12.6 million, or 196.3%, as compared to 2006 reflecting a $6.2 million under-collection of energy costs in 2007 as compared to a $6.4 million over-collection of energy costs in 2006. Our deferred energy balance changed from a net under-collection of energy costs of $14.9 million at December 31, 2006, to a net under-collection of energy costs of $21.1 million at December 31, 2007, reflecting the fact that our energy rate did not allow us to collect $6.2 million of our 2007 energy costs.

Operations and maintenance expense increased $7.9 million, or 22.3%, primarily due to the scheduled maintenance outages at Clover and North Anna.

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

Other Items

Investment Income

Investment income increased in 2007 by $4.7 million, or 44.2%, primarily due to income earned on our increased average balances in cash and cash equivalents and investments – unrestricted investments and other. These balances were higher in 2007 primarily due to increased collections of demand (capacity) revenue which exceeded our capacity-related costs, and expenses collected in connection with our legal dispute with Norfolk Southern Railway Company (“Norfolk Southern”).

Investment income increased in 2006 by $4.0 million, or 60.0%, primarily due to income earned on our increased average balances in cash and cash equivalents and investments – unrestricted investments and other as a result of higher member prepayments and higher interest rates.

Interest Charges, Net

The primary factors affecting our interest expense are scheduled payments of principal on our indebtedness, interest related to our potential liability associated with our dispute with Norfolk Southern, and capitalized interest.

The major components of interest charges, net for the years ended December 31, 2007, 2006, and 2005, were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Interest expense on long-term debt	$(54,335)	$(55,542)	$(56,700)
Other	(5,842)	(5,676)	(3,845)

Total Interest Charges	(60,177)	(61,218)	(60,545)
Allowance for borrowed funds used during construction	241	269	198

Interest Charges, net	$(59,936)	$(60,949)	$(60,347)

Interest charges, net remained relatively flat for all years presented. Interest expense on long-term debt decreased each year as a result of our declining long-term debt balance. Other interest remained relatively flat in 2007 as compared to 2006 and increased $1.8 million as compared to 2005 primarily as a result of accrued interest on our potential liability related to our dispute with Norfolk Southern.

Net Margin

Our net margin, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, decreased $5.2 million, or 24.5%, in 2007 as compared to 2006. The decrease is primarily the result of the $5.0 million decrease in the amount of additional equity contribution in 2007 as compared to 2006. Net margin increased $9.1 million, or 75.4% in 2006, as compared to 2005. The increase was primarily the result of the $9.0 million additional equity contribution in 2006.

Financial Condition

The principal changes in our financial condition from December 31, 2006 to December 31, 2007, were caused by increases in investments—unrestricted investments and other, accounts payable—members , patronage capital, and accrued expenses partially offset by decreases in accounts receivable—deposits and regulatory assets. Investments—unrestricted investments and other increased $31.7 million related to the return of $23.6 million in collateral we were required to post with our counterparties at December 31, 2006, additional cash invested due to our margin stabilization balance and cash provided by operations. Accounts payable—members increased $20.4 million primarily as a result of an increased margin stabilization adjustment in 2007 and an increase in member prepayments. Patronage capital increased $16.0 million as a function of our interest coverage requirement and the additional $4.0 million that our board of directors approved to be collected through rates in 2007. Accrued expenses increased $13.3 million primarily related to accrued interest and accrued transportation costs related to our dispute with Norfolk Southern. Accounts receivable—deposits decreased $23.6 million related to the return to us of collateral posted as of December 31, 2006, due to changes in energy prices. Regulatory assets decreased $15.9 million primarily due to the change in the fair value of our derivatives.

Liquidity and Capital Resources

Sources

Cash generated by our operations and periodically, borrowings under available lines of credit and our revolving credit facility provide our sources of liquidity and capital. In the past, we have also issued long-term indebtedness in the capital markets.

Operations

Historically, our operating cash flows have been sufficient to meet our short - and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. Our operating activities provided cash flows of $136.8 million, $14.5 million, and $122.6 million, in 2007, 2006, and 2005, respectively. Operating activities in 2007 were primarily impacted by the change in current liabilities, current assets, regulatory assets and liabilities, partially offset by the change in deferred energy. Current liabilities changed $41.7 million primarily due to accrued interest and accrued transportation costs related to our dispute with Norfolk Southern, increased margin stabilization adjustment, and an increase in member prepayments. Current assets changed by $11.2 million primarily due to the return of collateral we were required to post with our counterparties at December 31, 2006. Regulatory assets and liabilities changed $20.4 million primarily due to the reduction in the fair value of our derivatives. At December 31, 2007, we had an under-collected deferred energy balance of $21.1 million as compared to an under-collected deferred energy balance of $14.9 million at December 31, 2006, which resulted in a cash outflow of $6.2 million.

Auction Rate Securities

As of December 31, 2007 and February 29, 2008, we had $33.8 million of principal invested in seven auction rate securities (“ARS”). On these respective dates, the estimated fair value of our ARS was $31.9 million and $26.4 million.

ARS pay a variable rate of interest which resets periodically in connection with the auction to purchase or sell the securities. Generally, the periodic auctions provide owners of auction rate securities the opportunity to liquidate their investment at par value. In the event auctions are not fully subscribed, which auction agents describe as failed auctions, these securities are typically illiquid. In 2007, deteriorating conditions in the credit market resulted in our seven ARS experiencing failed auctions. These failed auctions resulted in the interest rates on these ARS resetting at a predetermined spread to LIBOR, which, depending on the security, has ranged from 100 basis points to 200 basis points. All of the ARS we owned at December 31, 2007 and February 29, 2008 were rated “AA” or “AAA” by S&P, “Aa2” or “Aaa” by Moody’s, or “AA” or “AAA” by Fitch, Inc.

In the absence of liquidity provided by auctions, we rely on a third party to establish the estimated fair values of our ARS. It is our understanding that the estimated fair values of our ARS are determined with a valuation model that utilizes expected cash flow streams, assessments of credit quality, discount rates, and overall credit market liquidity, among other things.

At December 31, 2007, the $1.9 million difference between the principal of our ARS and the estimated fair value of our ARS was accounted for as a regulatory asset in accordance with SFAS No. 71. Future changes in the estimated fair value of our ARS will be accounted for in a similar manner. The estimated fair value of our ARS are included in Investments—unrestricted investments and other on our Condensed Consolidated Balance Sheet and are classified as available for sale.

Credit Facilities

In addition to liquidity from our operating activities, we maintain committed lines of credit and revolving credit facilities to cover our short- and medium-term funding needs. Currently, we have short-term committed variable rate lines of credit in an aggregate amount of $205.0 million, all of which are available for general working capital purposes. At December 31, 2007 and 2006, we had no short-term borrowings or letters of credit outstanding under any of these arrangements. We expect that we will renew the majority of these working capital lines of credit as they expire.

Our short-term committed variable rate lines of credit are as follows:

Lender	Amount	Expiration Date
	(in millions)
Bank of America, N.A.	$30.0	September 30, 2008
Bank of America, N.A.	30.0	June 24, 2008
Branch Banking and Trust Company of Virginia	25.0	April 30, 2008
JPMorgan Chase Bank, N.A.	70.0	May 6, 2008
Wachovia, N.A.(1)	50.0	October 1, 2008

	$205.0

(1)	We entered into this line of credit in February 2008.

In addition to our lines of credit, we have two committed three-year revolving credit facilities as follows:

Lender	Amount	Expiration Date
	(in millions)
CoBank, ACB	$75.0	June 18, 2010
National Rural Utilities Cooperative Finance Corp.	50.0	January 30, 2009

	$125.0

Our credit agreements relating to our lines of credit and revolving credit facilities contain customary events of default, which, if they occur, would terminate our ability to borrow amounts under those facilities and potentially accelerate any outstanding loans under those facilities at the election of the lender. Some of these customary events of default relate to:

•	our failure to timely pay any principal and interest due under that credit facility;

•	a breach by us of our representations and warranties in the credit agreement or related documents;

•	a breach of a covenant contained in the credit agreement, which, in some cases we are given an opportunity to cure and, which in certain cases includes a debt to capitalization financial covenant;

•	failure to pay, when due, other indebtedness above a specified amount;

•	an unsatisfied judgment above specified amounts; and

•	bankruptcy events relating to us.

Financings

We fund the portion of our capital expenditures that we are not able to supply from operations through financings in the debt capital market. Since 1983, these capital expenditures have consisted primarily of the costs related to the acquisition of our interest in North Anna, our share of the costs to construct Clover, and the development and construction of our three combustion turbine facilities. In 2007 and 2006, we did not engage in any material financing activities.

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

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities. We review these projections frequently in order to update our calculations to reflect changes in our future plans, construction costs, market factors, and other items affecting our forecasts. Our actual capital expenditures could vary significantly from these projections. The table below summarizes our actual and projected capital expenditures, including nuclear fuel and capitalized interest, for 2005 through 2010:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2005	2006	2007	2008	2009	2010
	(in millions)
Combustion turbine facilities	$5.1	$0.3	$0.2	$1.8	$0.0	$0.0
Clover	1.6	3.9	1.4	6.3	7.8	15.8
North Anna	13.2	14.7	23.6	49.3	26.3	27.9
Other	0.2	1.1	1.3	9.6	1.3	1.1

Total	$20.1	$20.0	$26.5	$67.0	$35.4	$44.8

Nearly all of our capital expenditures consist of additions to electric plant and equipment. Our future capital requirements include our portion of the cost of the nuclear fuel purchased for North Anna and other capital expenditures including generation facility improvements. Projected capital expenditures for North Anna for 2008 include $22.2 million related to a possible additional nuclear fuel unit at North Anna which we are currently exploring. Projected capital expenditures for “Other” includes costs related to our transmission assets, administrative and general assets, and distributed generation facilities. In January 2008, we acquired approximately 100 miles of transmission lines from Delmarva Power and Light Company for approximately $4.8 million. We intend to use our cash from operations to fund all of our currently projected capital requirements through 2010.

Contractual Obligations

In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our generating facilities, power purchases, the financing of our operations and other matters. See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1 and “Future Issues—Reliance on Market Purchases of Energy.” The following table summarizes our long-term contractual obligations at December 31, 2007:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term indebtedness	$1,301.7	$75.2	$132.5	$369.9	$724.1
Operating lease obligations	377.1	3.7	7.9	12.5	353.0
Power purchase obligations	486.7	285.3	201.4	—	—
Asset retirement obligations	249.9	—	—	—	249.9

Total	$2,415.4	$364.2	$341.8	$382.4	$1,327.0

We expect to fund these obligations with cash flow from operations and the issuances of additional long-term indebtedness.

Long-Term Indebtedness

At December 31, 2007, nearly all of our long-term indebtedness was issued under the Indenture. This indebtedness includes bonds issued to the public and bonds issued to local governmental authorities in consideration for loans to us of the proceeds of tax-exempt offerings of indebtedness by those governmental authorities. Long-term indebtedness includes both the principal of and interest on long-term indebtedness, long-term indebtedness due within one year and unamortized discounts and premiums relating to long-term indebtedness.

Operating Lease Obligations

In 1996, we entered into two separate long-term lease transactions of our undivided interests in each of Clover Unit 1 and Clover Unit 2. See “Properties—Clover” in Item 2. Our obligations described above relate to a portion of our obligations under these leases, including periodic basic rent. We fund substantially all of our payment of these obligations through the application of the proceeds of investments we purchased at the time we entered into the leases. The majority of these investments are rated “AAA” by Standard & Poor’s Ratings Services (“S&P”) and “Aaa” by Moody’s Investors Service (“Moody’s”). A small portion of these investments are rated “A” by S&P and “A3” by Moody’s. Operating lease obligations include (1) periodic basic rent obligations under the two separate long-term lease transactions which will not be satisfied by the payment undertakers under the payment undertaking agreements, and (2) the purchase option prices at the end of the term of the leasebacks.

Power Purchase Obligations

As part of our power supply strategy, we entered into a number of agreements for the purchase of capacity and energy in order to meet our member distribution cooperatives’ requirements. See “Business—Power Supply Resources—Power Purchase Contracts “ in Item 1. Some of these power purchase agreements contain firm capacity and minimum energy purchase obligations.

Asset Retirement Obligations

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” which requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. A significant portion of our asset retirement obligations relates to the future decommissioning of North Anna by 2059. See “Critical Accounting Policies—Accounting for Asset Retirement Obligations” above.

Significant Contingent Obligations

In addition to these existing contractual obligations, we have significant contingent obligations. These obligations primarily relate to our arrangement with TEC, leases of our interest in Clover and power purchase arrangements. See “Properties—Clover” in Item 2.

To facilitate the ability of TEC to sell power in the market, we have agreed to guarantee up to a maximum of $100.0 million of TEC’s delivery and payment obligations associated with its energy trades if requested. See “Business—TEC” in Item 1. Our agreement to guarantee these obligations continues in effect until we elect to terminate it by providing at least 30 days prior written notice of termination or until all amounts owed to us by TEC have been paid. Our guarantee of TEC’s obligations will enable it to maintain sufficient credit support to meet its delivery and payment obligations associated with its energy trades. At December 31, 2007, we had issued guarantees for up to $25.7 million of TEC’s obligations and TEC had accounts payable of $0.9 million related to these guarantees.

In limited circumstances, we have obligations to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. These circumstances relate to our lease and leaseback of our undivided interest in Clover Unit 1 and some of our purchases of power in the market.

In connection with the lease and leaseback of our undivided interest in Clover Unit 1, we agreed to deliver a letter of credit to the institutional investor party to the lease within 90 days after our obligations under the Indenture are either rated below “A-” by S&P or “Baa2” by Moody’s, or if such obligations are placed on negative credit watch by either S&P or Moody’s while rated “A-” by S&P or “Baa2” by Moody’s, respectively. If our ratings had been below this minimum rating at December 31, 2007, the amount of the letter of credit we would have been required to provide was $52.4 million. The amount of any letter of credit we are required to deliver in connection with the lease decreases over time to zero by December 18, 2018.

In addition, in connection with the lease and leaseback of Clover Unit 1, we issued a zero-coupon bond which was pledged as collateral to the trust formed for the benefit of an investor. We leased our interest in Clover Unit 1 and related common facilities to this trust and simultaneously entered into a shorter-term lease of this interest back to us. See Item 2, “Properties—Clover—Lease of Clover Unit 1” above. The bond was insured by Ambac Assurance Corporation (“Ambac”). Under the terms of the arrangements relating to the transaction, we agreed to replace this collateral if the claims paying ability of Ambac fell below “AAA” as rated by S&P or “Aaa” as rated by Moody’s. Permissible substitute collateral may consist of any combination of the following:

•	A note, bond, certificate of deposit, guaranteed investment contract or other unqualified obligation by an entity rated at least “AA-” by S&P and “Aa3” by Moody’s (if rated by both);

•	Other securities rated at least “AA-” by S&P and “Aa3” by Moody’s (if rated by both), not including a rating reflecting any applicable bond insurer;

•	Securities insured by a bond insurance policy by a bond insurer rated “AAA” by S&P and “Aaa” by Moody’s (if rated by both); and

•

Letter of credit of either (i) Bank of America as long as it is rated “A+” by S&P and “A1” by Moody’s (if rated by both) or (ii) another bank rated at least “AA” by S&P and “Aa2” by Moody’s (if rated by both).

Currently, Ambac is rated “AAA” by S&P and “Aaa” by Moody’s with a negative outlook from both agencies.

In addition, like many other utilities, we purchase power in the market pursuant to a form master power purchase and sale agreement (“EEI Form Contract”) prepared by the Edison Electric Institute, an association of U.S. investor-owned electric utilities and industry affiliates. The EEI Form Contract is intended to standardize the terms and conditions of purchases of power in the market and consequently foster trading among utilities. Under the terms of the EEI Form Contract, a utility may agree to provide collateral under certain circumstances. Under the terms of our EEI Form Contracts, the collateral we may be required to post is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under the EEI Form Contract with a respective counterparty. At December 31, 2007 we did not have any collateral posted on deposit with counterparties pursuant to the EEI Form Contracts we have in place. Typically, collateral thresholds under our EEI Form Contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3”). We are also party to two other power purchase agreements with credit provisions similar to those in our EEI Form Contracts. At December 31, 2007, if our credit ratings referenced in our EEI form contracts or our two other power purchase agreements fell below investment grade we estimate we would have been obligated to post approximately $17.1 million of collateral with our counterparties. This calculation is based on energy prices on December 31, 2007, and delivered power for which we have not yet paid. Depending on the difference between the price of power under the contracts and the price of power in the market at the time of the calculation, this amount could increase or decrease.

Additionally, in accordance with the credit policy of PJM, PJM subjects each applicant, participant and member of PJM to a complete credit evaluation to determine its creditworthiness, and whether it must provide any collateral to support its obligations in connection with its PJM transactions. A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide collateral. As of December 31, 2007, if PJM determined that we needed to provide collateral to support our obligations, PJM could have asked us to provide up to approximately $24.7 million of collateral.

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

Both leasebacks require us to make periodic basic rental payments. For 2007, our statement of cash flow reflects payments we made of basic rent to the Unit 1 and Unit 2 owner trusts of $0.5 million and $1.7 million, respectively. Of these payments, $0.4 million and $1.7 million, respectively, were funded through distributions from the investments made with lease proceeds. In addition to these amounts, approximately $4.7 million and $15.3 million of additional basic rent was required under the Unit 1 and Unit 2 leases, respectively, in 2007. These additional amounts of basic rent were paid by third parties, “payment undertakers,” under payment undertaking agreements. As described above, we made a payment to each of the payment undertakers at the inception of the leasebacks in consideration for the payment undertakers agreeing to pay additional amounts of basic rent as they become due. We have no obligation to pay or repay additional amounts to the payment undertaker in the future. Under each of these arrangements, we made a payment to the payment undertaker in return for which the payment undertaker agreed to make payments directly to the lender in the related lease transaction in satisfaction of a portion of our basic rent payment obligation under the leaseback and the owner trust’s repayment obligation under the loan to it. At December 31, 2007, both the value of the portion of our lease obligations to be paid by the payment undertaker, as well as the value of our interest in the related payment undertaking agreements, totaled approximately $306.8 million and $245.7 million for Unit 1 and Unit 2, respectively. Our financial statements do not reflect the payment undertaking agreements, the payments made by the payment undertaker or the payment of this portion of basic rent. We remain liable for all rental payments under the leasebacks if the payment undertaker fails to make such payments, although the owner trusts have agreed to pursue the payment undertakers before pursuing payment from us.

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

Tax Increase Prevention and Reconciliation Act of 2005

On May 17, 2006, President Bush signed into law an act entitled the “Tax Increase Prevention and Reconciliation Act of 2005” (the “2005 Tax Act”). Among other provisions, the 2005 Tax Act imposes an excise tax on certain types of leasing transactions entered into by tax-exempt entities. We have calculated our estimate of the potential impact utilizing the proposed temporary guidance that was issued in July 2007, and have determined that we do not need to record a liability based on our understanding of the guidance. However, if and when further guidance is issued, our potential liability under the 2005 Tax Act may change.

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

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices. At December 31, 2007, we estimate that the fair value of our purchased power agreements and forward purchases of energy and natural gas is between $750.0 million and $850.0 million. Approximately 75% of the fair value of this portfolio is estimable using observable market prices. The remaining 25% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices. In the absence of observable market prices, the valuation of the 25% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model, which we have developed with the assistance of APM. As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio. As an example of our portfolio’s exposure to market price risk, a 10% increase in the price of the commodities hedged by the portion of this portfolio with observable market prices is estimated to have increased the fair value of this portion of the portfolio by $57.7 million at December 31, 2007. Conversely, a 10% decrease in the price of the commodities hedged by the same portion of this portfolio is estimated to have decreased the fair value of this portion of the portfolio by $57.7 million. To the extent all or portions of our portfolio are liquidated at above or below our original cost, these gains or losses are factored into the energy costs billed to our members pursuant to our formulary rate.

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

We also are subject to market price risk relating to purchases of fuel for North Anna and Clover. We manage these risks indirectly through our participation in the management arrangements for these facilities. Virginia Power, as operator of these facilities, has the sole authority and responsibility to procure nuclear fuel and coal for North Anna and Clover, respectively.

We understand that Virginia Power’s procurement strategy for nuclear fuel includes both spot purchases and long-term contracts and is regularly reviewed by various fuel procurement personnel and Virginia Power management. Virginia Power advises us that they regularly evaluate worldwide market conditions to ensure a range of supply options at reasonable prices. See “Business—Fuel Supply—Nuclear” in Item 1.

Virginia Power has advised us they use both long-term contracts and short-term spot agreements to acquire the low sulfur bituminous coal used to fuel the Clover facility. See “Business—Fuel Supply—Coal” in Item 1.

Interest Rate Risk and Equity Price Risk

In 2007, all of our outstanding long-term indebtedness accrued interest at fixed rates, except for a $6.8 million promissory note owed to Virginia Power which relates to the loan to us of a portion of the proceeds of a tax-exempt debt financing. A 2% rise in interest rates would result in our paying Virginia Power approximately $135,000 of additional interest per year.

We also have $205.0 million of committed available lines of credit and $125.0 million available under revolving credit agreements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any amounts we borrow under these facilities will accrue interest at a variable rate. During 2007, no amounts were outstanding under any of these facilities.

At December 31, 2007, $56.6 million of our cash and cash equivalents was invested primarily in fixed-income securities. Due to the short-term nature of these investments, an increase or decrease in interest rates is unlikely to materially increase or decrease the income generated by our cash and cash equivalents.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust fund so that the fund balance will cover the estimated cost to decommission North Anna at the time of decommissioning. At December 31, 2007, $34.0 million of these funds were invested in fixed-income securities and $60.2 million of these funds were invested in equity securities. The value of these equity and fixed income securities will be impacted by changes in interest rates and price fluctuations in equity markets. To minimize adverse changes in the aggregate value of the trust fund, we actively monitor our portfolio by measuring the performance of our investments against market indexes and by maintaining and reviewing established target allocation percentages of assets in our trust to various investment options. We believe the trust fund’s exposure to changes in interest rates and price fluctuations in equity markets will not have a material impact on our financial results.

Credit Risk

As of December 31, 2007 and February 29, 2008, we had $33.8 million of principal invested in seven auction rate securities (“ARS”). On these respective dates, the estimated fair value of our ARS was $31.9 million and $26.4 million.

ARS pay a variable rate of interest which resets periodically in connection with the auction to purchase or sell the securities. Generally, the periodic auctions provide owners of auction rate securities the opportunity to liquidate their investment at par value. In the event auctions are not fully subscribed, which auction agents describe as failed auctions, these securities are typically illiquid. In 2007, deteriorating conditions in the credit market resulted in our seven ARS experiencing failed auctions. These failed auctions resulted in the interest rates on these ARS resetting at a predetermined spread to LIBOR, which, depending on the security, has ranged from 100 basis points to 200 basis points. All of the ARS we owned at December 31, 2007 and February 29, 2008 were rated “AA” or “AAA” by S&P, “Aa2” or “Aaa” by Moody’s, or “AA” or “AAA” by Fitch, Inc.

In the absence of liquidity provided by auctions, we rely on a third party to establish the estimated fair values of our ARS. It is our understanding that the estimated fair values of our ARS are determined with a valuation model that utilizes expected cash flow streams, assessments of credit quality, discount rates, and overall credit market liquidity, among other things.

At December 31, 2007, the $1.9 million difference between the principal of our ARS and the estimated fair value of our ARS was accounted for as a regulatory asset in accordance with SFAS No. 71. Future changes in the estimated fair value of our ARS will be accounted for in a similar manner. The estimated fair value of our ARS are included in investments—unrestricted investments and other on our Condensed Consolidated Balance Sheet and are classified as available for sale.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2007, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

Management of ODEC is responsible for establishing and maintaining adequate internal control over financial reporting. ODEC’s internal control over financial reporting is comprised of policies, procedures, and reports designed to provide reasonable assurance to ODEC’s management and board of directors that the financial reporting and the preparation of the financial statements for external reporting purposes has been handled in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) govern records to accurately and fairly reflect the transactions and dispositions of assets of ODEC; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of ODEC are being made only in accordance with authorizations of the management and directors of ODEC; and (3) provide reasonable safeguards against or timely detection of material unauthorized acquisition, use or disposition of ODEC’s assets.

Internal controls over financial reporting may not prevent or detect all misstatements. Additionally, projections as to the effectiveness of controls to future periods are subject to the risk that controls may not continue to operate at their current effectiveness levels due to changes in personnel or in ODEC’s operating environment.

March 14, 2008

/s/ JACKSON E. REASOR	/s/ ROBERT L. KEES
Jackson E. Reasor	Robert L. Kees
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To The Board of Directors

Old Dominion Electric Cooperative

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative as of December 31, 2007 and 2006, and the related consolidated statements of revenues, expenses and patronage capital, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Electric Cooperative at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Richmond, Virginia

March 14, 2008

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
	(in thousands)
ASSETS:
Electric Plant:
In service	$1,541,970	$1,540,328
Less accumulated depreciation	(546,879)	(509,306)

	995,091	1,031,022
Nuclear fuel, at amortized cost	13,869	8,381
Construction work in progress	22,767	20,342

Net Electric Plant	1,031,727	1,059,745

Investments:
Nuclear decommissioning trust	94,408	91,050
Lease deposits	183,559	174,262
Unrestricted investments and other	56,302	21,644

Total Investments	334,269	286,956

Current Assets:
Cash and cash equivalents	101,813	52,018
Accounts receivable	13,073	4,071
Accounts receivable—deposits	—	23,600
Accounts receivable—members	94,011	94,136
Fuel, materials and supplies	21,862	17,929
Deferred energy	21,091	14,914
Prepayments	3,593	4,035

Total Current Assets	255,443	210,703

Deferred Charges:
Regulatory assets	33,886	49,738
Other	16,422	20,267

Total Deferred Charges	50,308	70,005

Total Assets	$1,671,747	$1,627,409

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$309,112	$293,077
Non-controlling interest	11,431	10,993
Long-term debt	787,028	813,264

Total Capitalization	1,107,571	1,117,334

Current Liabilities:
Long-term debt due within one year	29,667	22,917
Accounts payable	89,855	87,844
Accounts payable—members	68,598	48,220
Accrued expenses	49,079	35,767

Total Current Liabilities	237,199	194,748

Deferred Credits and Other Liabilities:
Asset retirement obligations	58,742	55,812
Obligations under long-term leases	183,567	174,205
Regulatory liabilities	53,653	51,497
Other	31,015	33,813

Total Deferred Credits and Other Liabilities	326,977	315,327

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,671,747	$1,627,409

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(in thousands)
Operating Revenues	$963,094	$817,515	$737,679

Operating Expenses:
Fuel	158,046	154,931	143,332
Purchased power	621,630	464,047	434,557
Deferred energy	(6,177)	6,414	(26,135)
Operations and maintenance	43,466	35,551	34,221
Administrative and general	33,089	32,502	34,523
Depreciation, amortization and decommissioning	37,721	38,393	38,556
Amortization of regulatory asset/(liability), net	2,779	2,701	1,909
Accretion of asset retirement obligations	2,930	2,783	2,496
Taxes, other than income taxes	7,525	6,732	6,024

Total Operating Expenses	901,009	744,054	669,483

Operating Margin	62,085	73,461	68,196
Other (Expense)/Income, net	(134)	(45)	(157)
Investment Income	15,272	10,591	6,620
Interest Charges, net	(59,936)	(60,949)	(60,347)

Net Margin before income taxes and non-controlling interest	17,287	23,058	14,312
Income taxes	(380)	(726)	(881)
Non-controlling interest	(872)	(1,088)	(1,322)

Net Margin	16,035	21,244	12,109
Patronage Capital—Beginning of Year	293,077	271,833	259,724

Patronage Capital—End of Year	$309,112	$293,077	$271,833

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(in thousands)
Net Margin	$16,035	$21,244	$12,109
Other Comprehensive Income:
Unrealized (loss)/gain on derivative contracts(1)	(435)	(15,157)	15,592

Other comprehensive income before non-controlling interest	15,600	6,087	27,701
Less: Non-controlling interest in comprehensive income	435	15,157	(15,592)

Comprehensive Income	$16,035	$21,244	$12,109

The accompanying notes are an integral part of the consolidated financial statements.

(1)	The tax effect relates to the consolidation of the taxable entity TEC Trading, Inc.’s results of operations.

Unrealized (loss)/gain on derivative contracts net of tax benefit of $0.3 million and $9.7 million for 2007 and 2006, respectively and net of tax expense of $10.0 million for 2005.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(in thousands)
Operating Activities:
Net Margin	$16,035	$21,244	$12,109

Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and decommissioning	37,721	38,393	38,556
Other noncash charges	11,680	16,192	11,555
Non-controlling interest	872	1,088	1,322
Amortization of lease obligations	11,591	10,976	10,368
Interest on lease deposits	(11,292)	(10,647)	(9,953)
Change in current assets	11,232	3,043	(55,611)
Change in deferred energy	(6,177)	6,414	(26,135)
Change in current liabilities	41,679	(30,869)	89,442
Change in regulatory assets and liabilities	20,373	(55,833)	63,558
Change in deferred charges and credits	3,099	14,546	(12,652)

Net Cash Provided by Operating Activities	136,813	14,547	122,559

Financing Activities:
Payment of long-term debt	(22,917)	(22,917)	(22,917)
Obligations under long-term leases	(367)	(596)	(521)

Net Cash (Used for) Financing Activities	(23,284)	(23,513)	(23,438)

Investing Activities:
Purchases of available for sale securities	(266,147)	(112,650)	(101,085)
Proceeds from sale of available for sale securities	232,579	100,325	107,540
Increase in other investments	(6,680)	(5,316)	(4,403)
Electric plant additions	(26,486)	(20,008)	(20,104)
Settlement of litigation	3,000	—	—

Net Cash (Used for) Investing Activities	(63,734)	(37,649)	(18,052)

Net Change in Cash and Cash Equivalents	49,795	(46,615)	81,069
Cash and Cash Equivalents-Beginning of Year	52,018	98,633	17,564

Cash and Cash Equivalents-End of Year	$101,813	$52,018	$98,633

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

Depreciation

Beginning January 1, 2005, we conducted a depreciation study and updated our depreciation rates. Depreciation rates are as follows:

	Depreciation Rates
Generating Facility	2007	2006	2005
	(in percents)
Clover	1.8%	1.8%	1.8%
North Anna	2.9	2.9	3.2
Louisa	3.3	3.5	3.6
Marsh Run	3.4	3.5	3.6
Rock Springs	3.5	3.8	3.8

Nuclear Fuel

Nuclear fuel is amortized on a unit of production basis sufficient to fully amortize the cost of fuel over the estimated service life and is recorded in fuel expense.

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (“DOE”) is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as the North Anna Nuclear Power Station (“North Anna”) in which we have an 11.6% ownership interest, in accordance with contracts executed with the DOE. However, since the DOE did not begin accepting spent fuel in 1998 as specified in its contracts, Virginia Electric and Power Company (“Virginia Power”) is providing on-site spent nuclear fuel storage at the North Anna facility site. Virginia Power will continue to manage its spent nuclear fuel until the DOE begins accepting the spent nuclear fuel. In January 2004, Virginia Power filed a lawsuit seeking recovery of damages in connection with the DOE’s failure to commence accepting spent nuclear fuel from North Anna and a trial is scheduled for May 2008.

Fuel, Materials and Supplies

Fuel, materials and supplies is comprised of spare parts for our generating assets, which are recorded at lower of cost or market, and fuel, which consists primarily of coal and #2 fuel oil, which is recorded at average cost.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used. We capitalize interest on borrowings for significant construction projects. Interest capitalized in 2007, 2006, and 2005, was $0.2 million, $0.3 million, and $0.2 million, respectively.

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

TEC is a taxable corporation and its provision for income taxes was approximately $0.4 million and $0.7 million as of December 31, 2007 and December 31, 2006, respectively.

Operating Revenues

Our operating revenues are derived from sales to our members and non-members. We sell energy to our Class A members pursuant to long-term wholesale power contracts that we maintain with each of our member distribution cooperatives. These wholesale power contracts obligate each member distribution cooperative to pay us for power furnished in accordance with our rates. Power furnished is determined based on month-end meter readings. For the years ended December 31, 2007, 2006, and 2005, sales to our member distribution cooperatives were $856.4 million, $746.5 million, and $657.0 million, respectively. See Note 5—Wholesale Power Contracts—to the Consolidated Financial Statements.

We sell excess purchased energy and excess generated energy from our combustion turbine facilities, if any, to TEC, our Class B member, under FERC market-based rate authority. Sales to TEC consisted primarily of sales of excess energy that we did not need to meet the actual needs of our member distribution cooperatives. Excess purchased energy that is not sold to TEC is sold to the PJM Interconnection, LLC (“PJM”) under its rates for providing energy imbalance service. Prior to May 1, 2005, excess energy from Clover was sold to Virginia Power. TEC’s sales to third parties are reflected as non-member revenues. For the years ended December 31, 2007, 2006, and 2005, energy sales to non-members were $106.7 million, $71.0 million, and $80.7 million, respectively.

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

Debt Issuance Costs

Capitalized costs associated with the issuance of debt totaled $9.3 million and $10.4 million, at December 31, 2007 and 2006, respectively and are included in deferred charges – other. These costs are being amortized using the effective interest method over the life of the respective debt issues, and are included in interest charges, net.

Deferred Credits and Other Liabilities—Other

Deferred credits and other liabilities—other, includes gains on long-term lease transactions (see Note 6— Long-Term Lease Transactions—to the Consolidated Financial Statements), DOE decontamination and decommissioning liability, and liabilities associated with benefit plans for certain executives. Gains on long-term lease transactions totaled $31.0 million and $33.7 million at December 31, 2007 and 2006, respectively. These gains are being amortized into income ratably over the terms of the operating leases as a reduction to depreciation, amortization and decommissioning expense.

Deferred Energy

We use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Our deferred energy balance represents the net accumulation of any under- or over-collection of energy costs. At December 31, 2007 and 2006, we had an under-collected deferred energy balance of $21.1 million and $14.9 million, respectively. Under-collected deferred energy balances are collected from our members in subsequent periods.

Financial Instruments (including Derivatives)

Financial instruments included in the decommissioning fund are classified as available for sale, and accordingly, are carried at fair value. Unrealized gains and losses on investments held in the decommissioning fund are deferred as a regulatory liability or a regulatory asset until realized.

Our investments in marketable securities, which are actively managed, are classified as available for sale and are recorded at fair value. Unrealized gains or losses on these investments, if material, are reflected as a component of other comprehensive income. Unrealized gains or losses on our auction rate security investments are deferred as a regulatory liability or a regulatory asset until realized. Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost. See Note 7—Investments—to the Consolidated Financial Statements. Other investments are recorded at cost, which approximates market value.

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

Generally, derivatives are reported on the Consolidated Balance Sheet at fair value. The measurement of fair value is based on actively quoted market prices, if available. Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications. For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value. During 2007 we did not have expense related to option premiums. In 2006, and 2005, we expensed option premiums totaling $3.0 million, and $0.8 million, respectively, as purchased power expense.

There was no hedge ineffectiveness during the year ended December 31, 2007. Hedge ineffectiveness during the years ended December 31, 2006 and 2005, was $0.1 million and $0.2, respectively.

Patronage Capital

We are organized and operate as a cooperative. Patronage capital represents our retained net margins, which have been allocated to our members based upon their respective power purchases in accordance with our bylaws. Any distributions are subject to the discretion of our board of directors and the restrictions contained in the Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, between ODEC and Crestar Bank (predecessor to U.S. Bank National Association), as trustee (as supplemented by seventeen supplemental indentures thereto and hereinafter referred to as the “Indenture”).

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, and receivables arising from sales to our members and non-members. We place our cash investments with high credit quality financial institutions and invest in debt securities with high credit standards as required by our board of directors. Cash and cash equivalents balances generally exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $94.0 million and $94.1 million, at December 31, 2007 and 2006, respectively.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are completing our evaluation of the impact SFAS No. 157 may have on our financial statements and do not anticipate any material impact.

In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 will change the presentation of non-controlling interest in our financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

NOTE 2—Electric Plant

Our net electric plant is comprised of the following for 2007:

	Clover	North Anna	Combustion Turbines	Other	Total
	(in thousands, except percentages)
Electric plant in service	$657,326	$287,355	$578,603	$18,686	$1,541,970
Accumulated depreciation	(310,916)	(147,211)	(81,055)	(7,697)	(546,879)
Nuclear fuel	—	55,967	—	—	55,967
Accumulated amortization of nuclear fuel	—	(42,098)	—	—	(42,098)
Construction work in progress	1,127	21,367	15	258	22,767

	$347,537	$175,380	$497,563	$11,247	$1,031,727

Our net electric plant was comprised of the following for 2006:

	Clover	North Anna	Combustion Turbines	Other	Total
	(in thousands, except percentages)
Electric plant in service	$654,128	$281,023	$587,541	$17,636	$1,540,328
Accumulated depreciation	(300,008)	(140,533)	(61,866)	(6,899)	(509,306)
Nuclear fuel	—	49,258	—	—	49,258
Accumulated amortization of nuclear fuel	—	(40,877)	—	—	(40,877)
Construction work in progress	3,811	16,346	50	135	20,342

	$357,931	$165,217	$525,725	$10,872	$1,059,745

Investment in Jointly Owned Generating Facilities

We hold a 50% undivided ownership interest in the Clover Power Station (“Clover”), a two-unit, 860 MW (net capacity entitlement) coal-fired electric generating facility operated by Virginia Power. We are responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for Clover, and must fund these items. Our portion of assets, liabilities, and operating expenses associated with Clover are included in our consolidated financial statements. At December 31, 2007 and 2006, we had an outstanding accounts payable balance of $13.3 million and $18.4 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

We have an 11.6% undivided ownership interest in North Anna, a two-unit, 1,842 MW (net capacity entitlement) nuclear power facility, as well as nuclear fuel and common facilities at the power station, and a portion of spare parts inventory, and other support facilities. North Anna is operated by Virginia Power, which owns the balance of the plant. We are responsible for 11.6% of all post acquisition date additions and operating costs associated with the plant, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for North Anna, and must fund these items. Our portion of assets, liabilities, and operating expenses associated with North Anna are included in our consolidated financial statements. At December 31, 2007 and 2006, we had an outstanding accounts payable balance due to Virginia Power for the operation, maintenance, and capital investment at the North Anna facility of $5.4 million and $7.9 million, respectively.

In November 2007, Virginia Power and ODEC filed a joint application with the Nuclear Regulatory Commission (“NRC”) for a license to build and operate a new reactor at North Anna. We expect the application review to take at least three years, and during this time we will further evaluate the project and make a final determination as to our future involvement.

Projected capital expenditures for Clover for 2008 through 2010 are $6.3 million, $7.8 million and $15.8 million, respectively. Projected capital expenditures for North Anna for 2008 through 2010 are $49.3 million, $26.3 million and $27.9 million, respectively. Projected capital expenditures for North Anna for 2008 include $22.2 million related to a possible additional nuclear fuel unit at North Anna which we are currently exploring.

Property, Plant & Equipment

We own three combustion turbine facilities that are carried at cost, less accumulated depreciation. We also own distributed generation facilities, which are included in “Other” in the net electric plant table. Projected capital expenditures for our combustion turbine facilities for 2008 are $1.8 million. There are currently no projected capital expenditures for our combustion turbine facilities for 2009 and 2010. Projected capital expenditures for “Other”, which includes costs related to our transmission assets, administrative and general assets, and distributed generation facilities, for 2008 through 2010 are $9.6 million, $1.3 million and $1.1 million, respectively. In January 2008, we acquired approximately 100 miles of transmission lines from Delmarva Power and Light Company for approximately $4.8 million.

NOTE 3—Accounting for Asset Retirement Obligations

We account for our asset retirement obligations in accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized asset is depreciated over the useful life of the long-lived asset.

In the absence of quoted market prices, we determined fair value by using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit adjusted risk free rate. Our estimated liability could change significantly if actual costs vary from assumptions or if governmental regulations change significantly.

A significant portion of our asset retirement obligation relates to our share of the future decommissioning of North Anna. At December 31, 2007 and 2006, North Anna’s nuclear decommissioning asset retirement obligation totaled $54.2 million and $51.5 million, respectively. Approximately every four years, a new decommissioning study for North Anna is performed. In 2006, we received the new study and adopted it effective January 1, 2006, which resulted in an additional layer related to the asset retirement obligation associated with North Anna. The additional layer resulted in an increase to our asset retirement cost and our asset retirement obligation of $4.2 million.

The following represents changes in our asset retirement obligations for the years ended December 31, 2007 and 2006 (in thousands):

Asset retirement obligations at December 31, 2005	$48,810
Accretion expense	2,783
Additional asset retirement obligations - new layer	4,219

Asset retirement obligations at December 31, 2006	$55,812
Accretion expense	2,930

Asset retirement obligations at December 31, 2007	$58,742

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

NOTE 4—Power Purchase Agreements

In 2007, 2006, and 2005, our owned generating facilities together furnished approximately 39.3%, 45.2%, and 43.3%, respectively, of our energy requirements. The remaining needs were satisfied through long-term and short-term physically-delivered forward purchase power contracts with other power suppliers and purchases of energy in the spot markets.

Our most significant long-term power purchase arrangements are with Virginia Power, the operator and co-owner of Clover and North Anna. We have an agreement with Virginia Power, which grants us the right, but not the obligation, to purchase energy at a price determined by reference to a specified natural gas index (the Operating and Sales Agreement, or “OPSA”). In addition, we have other contractual arrangements with Virginia Power which permit us to purchase reserve capacity and energy. We intend to purchase our reserve capacity requirements for Clover and North Anna from Virginia Power under these arrangements until either the date on which all facilities at North Anna have been retired or decommissioned or the date we have no interest in North Anna, whichever is earlier. The purchase price we pay for any reserve energy purchased under these arrangements equals the natural gas-indexed price we pay for intermediate energy under our other agreements with Virginia Power.

The remainder of our energy requirements are provided by the market. We purchase significant amounts of power in the market through long-term and short-term physically-delivered forward power purchase contracts. We also purchase power in the spot market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we have developed policies and procedures to manage the risks in the changing business environment. These procedures, developed in cooperation with APM, are designed to strike the appropriate balance between minimizing costs and reducing energy cost volatility. As of December 31, 2007, our counterparties were not required to post deposits in accordance with the terms of our respective master power purchase and sales agreements with them. At December 31, 2006, due to changes in energy prices, we were required to post $23.6 million with our counterparties.

Our purchased power costs for 2007, 2006, and 2005 were $621.6 million, $464.0 million, and $434.6 million, respectively.

Our power purchase agreements contain certain firm capacity and minimum energy requirements. As of December 31, 2007, our minimum purchase commitments under the various agreements, without regard to capacity reductions or cost adjustments, were as follows:

Year Ending December 31,	Firm Capacity Requirements	Minimum Energy Requirements	Total
	(in millions)
2008	$—	$276.0	$276.0
2009	—	152.7	152.7
2010	—	48.7	48.7

	$—	$477.4	$477.4

NOTE 5—Wholesale Power Contracts

We currently have a wholesale power contract with each of our member distribution cooperatives whereby each member distribution cooperative is obligated to purchase substantially all of its power requirements from us through the year 2028 and beyond 2028 unless either party gives the other at least three years notice of termination. We are in the process of amending and restating our wholesale power contracts to, among other things, extend their term and provide our member distribution cooperatives limited rights to purchase energy form other suppliers in specified circumstances. Each such contract provides that we shall provide all of the power that the member distribution cooperative requires for the operation of its system, with limited exceptions, to the extent that we have the power and facilities available. Each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract in accordance with rates and charges established by us pursuant to our formulary rate, which has been accepted by FERC. Under the accepted formulary rate, our rates are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine our revenue requirements. The formula is intended to permit collection of revenues, which, together with revenues from all other sources, are equal to all costs and expenses, plus an additional 20% of total interest charges, plus additional equity contributions as approved by our board of directors. It also provides for the periodic adjustment of our rates to recover actual, prudently incurred costs, whether they increase or decrease, without further application to or acceptance by FERC with limited minor exceptions. In accordance with the formula, the board of directors can authorize accelerating the recovery of costs in the establishment of rates.

The formulary rate allows us to recover and refund amounts under our Margin Stabilization Plan. The Margin Stabilization Plan allows us to review our actual capacity-related cost of service and capacity revenues as of year end and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, in the subsequent periods. Each quarter we adjust revenues and accounts payable—members or accounts receivable, as appropriate, to reflect that adjustment. In 2007, under our Margin Stabilization Plan, we reduced operating revenues by $30.5 million and increased accounts payable—members by the same amount. Additionally, in 2007 we refunded, and reduced accounts payable—members by $17.0 million of the $30.5 million adjustment to our member distribution cooperatives. In 2006 and 2005, under our Margin Stabilization Plan, we reduced operating revenues by $2.8 million and $13.3 million, respectively, and increased accounts payable—members by the same amounts. In 2007, our board of directors approved an additional equity contribution of $4.0 million that was collected during 2007 in accordance with our wholesale power contracts and our formulary rate. On November 14, 2006, our board approved an additional equity contribution of $9.0 million in 2006 in accordance with our wholesale power contracts and our formulary rate.

Revenues from the following member distribution cooperatives equaled or exceeded 10% of our total member distribution cooperative revenues for the past three years:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Northern Virginia Electric Cooperative	$248.1	$214.5	$186.5
Rappahannock Electric Cooperative	184.4	163.7	142.0
Delaware Electric Cooperative	93.7	80.0	72.2

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

We have provided for substantially all of our periodic basic rent payments under the lease by investing in obligations issued or insured by entities, the majority of which have a claims paying ability or senior debt obligations which are rated “AAA” by Standard & Poor’s Ratings Services (“S&P”) and “Aaa” by Moody’s Investors Service (“Moody’s”). A small portion of these investments are rated “A” by S&P or “A3” by Moody’s. At the end of the term of the leaseback, we have three options: (1) retain possession of the interest in the unit by paying a fixed purchase price to the owner trust, (2) return possession of the interest to the owner trust and arrange for an acceptable third party to enter into a power purchase agreement with the owner trust, or (3) return possession of the interest and pay a termination amount to the owner trust.

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

At December 31, 2007, and December 31, 2006, the unamortized portion of the deferred gains was $31.0 million and $33.7 million, respectively.

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

Immediately after the leases to the owner trusts, we leased the units back for terms of 21.8 years and 23.4 years, respectively, and agreed to make periodic rental payments to the owner trusts. We used a portion of the one-time rental payments we received in each transaction to enter into payment undertaking agreements and to purchase investments, which provide for substantially all of our periodic basic rent payments under the leasebacks; and the fixed purchase price of the interests in the units at the end of the terms of the leasebacks if we exercise our option to purchase the interests of the owner trusts in the units at that time. At December 31, 2007 and December 31, 2006, the amount of debt considered to be extinguished by in substance defeasance was $552.5 million and $539.5 million, respectively.

NOTE 7—Investments

Investments were as follows at December 31, 2007 and 2006:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)
December 31, 2007

Nuclear Decommissioning Trust (1)
Equity securities	Available for sale	$35,454	$—	$(1,451)	$34,003	$34,003
Debt securities	Available for sale	45,560	14,623	—	60,183	60,183
Cash and other	Available for sale	222	—	—	222	222

Total Nuclear Decommissioning Trust		$81,236	$14,623	$(1,451)	$94,408	$94,408

Lease Deposits (2)
Debt securities	Held to maturity	$114,541	$—	$—	$114,541	$114,541
Government obligations	Held to maturity	69,018	25,116	—	94,134	69,018

Total Lease Deposits		$183,559	$25,116	$—	$208,675	$183,559

Unrestricted Investments
Auction rate securities (3)	Available for sale	$31,940	$—	$—	$31,940	$31,940
Government obligations	Held to maturity	22,750	27	—	22,777	22,750

Total Unrestricted Investments		$54,690	$27	$—	$54,717	$54,690

Other
Equity securities	Available for sale	$32	$—	$(1)	$31	$31
Non-marketable equity investments	Equity	1,581	—	—	1,581	1,581

Total Other		$1,613	$—	$(1)	$1,612	$1,612

			Total Carrying Value			$334,269

December 31, 2006

Nuclear Decommissioning Trust (1)
Equity securities	Available for sale	$33,513	$—	$(140)	$33,373	$33,373
Debt securities	Available for sale	41,704	15,677	—	57,381	57,381
Cash and other	Available for sale	296	—	—	296	296

Total Nuclear Decommissioning Trust		$75,513	$15,677	$(140)	$91,050	$91,050

Lease Deposits (2)
Debt securities	Held to maturity	$109,678	$—	$—	$109,678	$109,678
Government obligations	Held to maturity	64,584	21,430	—	86,014	64,584

Total Lease Deposits		$174,262	$21,430	$—	$195,692	$174,262

Unrestricted Investments
Auction rate securities	Available for sale	$20,000	$—	$—	$20,000	$20,000
Government obligations	Held to maturity	—	—	—	—	—

Total Unrestricted Investments		$20,000	$—	$—	$20,000	$20,000

Other
Equity securities	Available for sale	$15	$—	$—	$15	$15
Non-marketable equity investments	Equity	1,629	—	—	1,629	1,629

Total Other		$1,644	$—	$—	$1,644	$1,644

			Total Carrying Value			$286,956

(1)

Investments in the Nuclear Decommissioning Trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3 - Accounting for Asset Retirement Obligations. Realized and unrealized gains and losses related to assets held in the Nuclear Decommissioning Trust are deferred as a regulatory liability.

(2)	Investments in Lease Deposits are restricted for the use of funding our future lease obligations. See Note 6 - Long-term Lease Transactions.
(3)

The cost has been reduced by $1.9 million due to the write-down of the value of the auction rate securities with failed auctions. We have deferred the $1.9 million as a regulatory assets in accordance with SFAS No. 71. See Note 8 - Regulatory Assets and Liabilities.

Contractual maturities of unrestricted debt securities at December 31, 2007, were as follows:

Description	Less Than One Year	One Through Five Years	Five Years Through Ten Years	More Than Ten Years	Total
	(in thousands)
Available for Sale	$—	$—	$—	$31,940	$31,940
Held to Maturity	22,750	—	—	—	22,750

	$22,750	$—	$—	$31,940	$54,690

NOTE 8—Regulatory Assets and Liabilities

In accordance with SFAS No. 71, we record regulatory assets and liabilities that result from our ratemaking. Our regulatory assets and liabilities at December 31, 2007 and 2006, were as follows:

	2007	2006
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$31,564	$34,289
Deferred asset retirement costs	462	480
Deferred net unrealized losses on derivative instruments	—	14,969
Deferred loss on auction rate securities	1,860	—

Total Regulatory Assets	$33,886	$49,738

Regulatory Liabilities:
Deferred net unrealized gains on derivative instruments	$1,825	$—
North Anna SFAS No. 143 deferral	37,680	34,918
North Anna decommissioning fund market value adjustment	13,172	15,537
Unamortized gains on reacquired debt	976	1,042

Total Regulatory Liabilities	$53,653	$51,497

Regulatory Assets included in Current Assets:
Deferred energy	$21,091	$14,914

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

•	Deferred asset retirement costs for the cumulative effect of change in accounting principle for the Clover and distributed generation facilities as a result of the adoption of SFAS No. 143.

•	Deferred net unrealized losses on derivative instruments will be matched and recognized in the same period the expense is incurred for the hedged item.

•

Deferred loss on auction rate securities (“ARS”) reflects the write-down of the value of our ARS, which became illiquid in 2007 due to deteriorating conditions in the credit market and failed auctions. Future changes in credit market conditions will impact the estimated fair value of our ARS, and thus the amount of the deferred loss. The loss on ARS will be recognized when the ARS is sold.

Regulatory liabilities included in deferred credits and other liabilities are detailed as follows:

•	Deferred net unrealized gains on derivative instruments will be matched and recognized in the same period the expense is incurred for the hedged item.

•	North Anna SFAS No. 143 deferral is the cumulative effect of change in accounting principle as a result of the adoption of SFAS No. 143.

•	North Anna decommissioning fund market value adjustment is the market value adjustment on the decommissioning trust fund.

•

Unamortized gains on reacquired debt are the gains we recognized when we purchased our outstanding indebtedness prior to its scheduled retirement. These gains are amortized over the life of the original indebtedness and will be fully amortized in 2023.

Regulatory assets included in current assets are detailed as follows:

•	Deferred energy—see Note 1—Deferred Energy—to the Consolidated Financial Statements for our method of accounting for deferred energy.

NOTE 9—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2007	2006
	(in thousands)
$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	$218,749	$229,167

$27,755,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.00%	27,755	27,755

$32,455,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.625%	32,455	32,455

$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	262,500	275,000

$215,000,000 principal amount of 2001 Series A Bonds due 2011 at an interest rate of 6.25%	215,000	215,000

$109,182,937 principal amount of First Mortgage Bonds, 1996 Series B, due 2018 at an effective interest rate of 7.06%	108,601	108,601

$120,000,000 principal amount of First Mortgage Bonds, 1993 Series A, due 2023 at an interest rate of 7.78%	1,000	1,000

Virginia Electric and Power Company Promissory Note (North Anna), due 2008 with variable interest rates (averaging 6.10% in 2007, and 6.35% in 2006)	6,750	6,750

	872,810	895,728
Less unamortized discounts and premiums	(56,115)	(59,547)
Less current maturities	(29,667)	(22,917)

Total Long-term Debt	$787,028	$813,264

At December 31, 2007, and December 31, 2006, deferred gains and losses on reacquired debt totaled a net loss of approximately $30.6 million and $33.2 million, respectively. Deferred gains and losses on reacquired debt are deferred under regulatory accounting – see Note 8 – Regulatory Assets and Liabilities in Notes to the Consolidated Financial Statements.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,	(in thousands)
2008	$29,667
2009	22,917
2010	22,917
2011	237,917
2012	22,917
2013 and thereafter	536,475

$872,810

The aggregate fair value of long-term debt was $836.2 million and $862.9 million at December 31, 2007 and 2006, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value. We believe that the carrying amount of debt issues with variable rates is a reasonable estimate of fair value.

Substantially all of our assets are pledged as collateral under the Indenture. Under the Indenture, we may not make any distribution, including a dividend or payment or retirement of patronage capital, to our members if an event of default exists under the Indenture. Otherwise, we may make a distribution to our members if (1) after the distribution, our patronage capital as of the end of the most recent fiscal quarter would be equal to or greater than 20% of our total long-term debt and patronage capital, or (2) all of our distributions for the year in which the distribution is to be made do not exceed 5% of the patronage capital as of the end of the most recent fiscal year. For this purpose, patronage capital and total long-term debt do not include any earnings retained in any of our subsidiaries or affiliates or the debt of any of our subsidiaries or affiliates.

NOTE 10—Short-term Borrowing Arrangements

We maintain committed lines of credit and revolving credit facilities to cover short- and intermediate- term funding needs. At December 31, 2007, we had short-term committed variable rate lines of credit in the aggregate amount of $165.0 million, all of which are available for general working capital purposes. Additionally, we had two committed three-year revolving credit facilities, totaling $125.0 million, available for general corporate purposes. The $50.0 million revolving credit facility expires on January 30, 2009 and the $75.0 million revolving credit facility expires on June 18, 2010. At December 31, 2007 and 2006, we had no borrowings or letters of credit outstanding under any of these arrangements. We expect that we will renew the majority of the working capital lines of credit and revolving credit facilities as they expire.

We maintain a policy which allows our member distribution cooperatives to pre-pay or extend payment on their monthly power bills. Under this policy, we pay interest on early payment balances at a blended investment and outside short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and outside short-term borrowing rate. Amounts advanced by our member distribution cooperatives are included in accounts payable—members and totaled $53.9 million and $44.2 million at December 31, 2007 and 2006, respectively. Amounts extended by our member distribution cooperatives are included in accounts receivable—members and totaled $12.7 million and $23.5 million at December 31, 2007 and 2006, respectively.

NOTE 11—Employee Benefits

Substantially all of our employees participate in the National Rural Electric Cooperative Association (“NRECA”) Retirement and Security Program, a noncontributory, defined benefit multiple employer master pension plan. We participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the Retirement and Security Program because of the Internal Revenue Code limitations. The cost of these plans is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. Pension expense was $1.3 million for 2007 and was $1.0 million for 2006 and 2005.

We have also elected to participate in a defined contribution 401(k) retirement plan administered by Diversified Investment Advisors. Under the plan, employees may elect to have up to 100% or $15,500, whichever is less, of their salary withheld on a pretax basis, subject to Internal Revenue Service limitations, and invested on their behalf. Also, a catch-up contribution is available for participants in the plan once they attain age 50. The maximum catch-up contribution for 2007 was $5,000. We match up to the first 2% of each participant’s base salary. Our matching contributions were $149,000, $126,000, and $118,000, in 2007, 2006, and 2005, respectively.

NOTE 12—Insurance

As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage. All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

The Price-Anderson Act provides the public up to $10.8 billion of liability protection per nuclear incident via obligations required of owners of nuclear power plants. The Price-Anderson Act Amendment of 1988 allows for an inflationary provision adjustment every five years. Virginia Power has purchased $300.0 million of coverage from commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, we, jointly with Virginia Power, could be assessed up to $100.6 million for each licensed reactor not to exceed $15.0 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. The Price-Anderson Act was first enacted in 1957 and was renewed again in 2005.

Virginia Power’s current level of property insurance coverage, $2.55 billion for North Anna, exceeds the Nuclear Regulatory Commission (“NRC”) minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. The nuclear property insurance is provided to Virginia Power and us, jointly, by Nuclear Electric Insurance Limited (“NEIL”), a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. The maximum assessment for the current policy period is $51.0 million. Based on the severity of the incident, the board of directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. We, jointly with Virginia Power, have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.

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

Our share of the contingent liability for the coverage assessments described above is a maximum of $31.5 million at December 31, 2007.

NOTE 13—Regional Headquarters, Inc.

We own 50% of Regional Headquarters, Inc. (“RHI”), which holds title to the office building that is being partially leased to us, which we account for under the equity method. We are obligated to make lease payments equal to one half of RHI’s annual operating expenses, net of rental income from third party lessees, through the year 2016. During 2007, 2006 and 2005, our rent expense was $0.4 million.

Estimated future lease payments, without regard to changes in square footage, third party occupancy rates, operating costs, and inflation are as follows:

Year Ending December 31,	(in thousands)
2008	$448
2009	448
2010	448
2011	448
2012	448
2013 and thereafter	2,240

$4,480

NOTE 14—Supplemental Cash Flows Information

Cash paid for interest in 2007, 2006, and 2005, was $51.5 million, $52.4 million, and $52.8 million, respectively.

NOTE 15—Commitments and Contingencies

Legal

Northern Virginia Electric Cooperative (“NOVEC”)

Over the past several years, we have had discussions and negotiations with NOVEC about changing the nature of its wholesale power contract from an all-requirements contract to a partial-requirements contract.

On January 5, 2006, NOVEC filed a complaint with FERC pursuant to Section 206 of the Federal Power Act seeking reformation of its wholesale power contract. Specifically, NOVEC sought “to modify its wholesale power contract to allow NOVEC the flexibility to acquire power and energy over and above that available from NOVEC’s share of Old Dominion’s existing resources.” NOVEC claimed that the wholesale power contract’s terms were no longer just and reasonable or in the public interest because the contract was entered into in 1983, and amended and restated in 1992, prior to an allegedly different era of open transmission access and wholesale power markets. NOVEC stated in the complaint that it would not seek to be relieved of its obligations pertaining to its share of our existing power supply resources. Obligations pertaining to our existing resources include debt service, lease rentals, operation and maintenance expenses, interest coverage requirements and other costs and expenses related to our electric generating facilities and existing power purchase arrangements. On March 2, 2006, FERC denied NOVEC’s complaint. Following NOVEC’s request for rehearing FERC issued it final order denying NOVEC’s request for rehearing. NOVEC then appealed FERC’s denial in the United States Court of Appeals for the District of Columbia. On December 18, 2007, NOVEC filed a motion advising the court that NOVEC and ODEC are engaged in settlement negotiations and requested that proceedings be held in abeyance. On January 11, 2008, the court granted this motion but required NOVEC and ODEC to file status reports every 60 days. The first status report was filed on March 11, 2008, and indicated that NOVEC and ODEC continue to be engaged in settlement negotiations. The court has also ordered that NOVEC and ODEC file motions to govern further proceedings in the case within 30 days of the end of the settlement negotiations.

Norfolk Southern Railway Company (“Norfolk Southern”)

In April 1989, we entered into a coal transportation agreement with Norfolk Southern for delivery of coal to Clover. The agreement, which was later assigned to Virginia Power as operator of Clover, had an initial 20-year term and provides that the amounts payable for coal transportation services are subject to adjustment based on a reference index. In 2003, Norfolk Southern claimed that it had been using an incorrect reference index to calculate amounts due to it since the inception of the agreement, and that it would begin to escalate prices for these services in the future based on an alternate reference index. Later that year, we filed suit against Norfolk Southern with Virginia Power in the Circuit Court of Halifax County, Virginia, seeking to clarify the price escalation provisions in the coal transportation agreement. Norfolk Southern filed a counter-claim and sought (1) recovery from Virginia Power and us for additional amounts resulting from its use of the alternate reference index since December 1, 2003, and (2) an order requiring the parties to calculate the amounts Norfolk Southern claims it was underpaid since the inception of the agreement by using the alternate reference index.

On December 22, 2004, the court found in favor of Norfolk Southern on the issue of ambiguity and held that the price escalation provisions in the agreement were clear and unambiguous. The court later denied Virginia Power’s and our motion to file an amended complaint based on additional evidence that was not considered by the court in the original proceedings. The court permitted Virginia Power and us to file an amended answer to Norfolk Southern’s counter-claims.

On September 1, 2006, the court granted Norfolk Southern’s request to substantially dispose of the issues in the case. We, along with Virginia Power, then appealed the court’s order to the Supreme Court of Virginia. Norfolk Southern subsequently filed a motion to dismiss for lack of jurisdiction, contending that we and Virginia Power failed to timely appeal. On May 11, 2007, the Supreme Court of Virginia dismissed Norfolk Southern’s motion to dismiss for lack of jurisdiction and dismissed our petition for appeal because there was not a final appealable order. The case was returned to the Circuit Court of Halifax County, Virginia. On June 11, 2007, we, along with Virginia Power, filed a motion to vacate the order and schedule a status conference. On June 26, 2007, Norfolk Southern filed a motion for a status conference and a brief in opposition to our motion to vacate the order. On November 23, 2007, the court issued an order requiring that the parties file a stipulated calculation. On January 15, 2008, ODEC, Virginia Power and Norfolk Southern filed a stipulated calculation. A damage hearing is scheduled for April 8, 2008. We intend to pursue the appeal, if the Supreme Court of Virginia determines we are able to appeal.

We recorded a liability related to the Norfolk Southern dispute and created a related regulatory asset. The regulatory asset was amortized and collected through rates over 21 months (April 1, 2005 through December 31, 2006). The current period charges are being collected through rates. If it is ultimately determined that we owe any such amounts to Norfolk Southern, the amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates charged to our member distribution cooperatives.

Ragnar Benson, Inc. (“RBI”)

In 2002, we entered into a contract with RBI for engineering, procurement and construction services relating to the construction of our Marsh Run combustion turbine facility. In 2004, we terminated the contract with RBI for default and filed suit in the U.S. District Court for the Eastern District of Virginia, Richmond Division, against RBI. In 2005, we executed an agreement with RBI’s surety, Seaboard Surety Company (“Seaboard”), under which it assumed all responsibilities for the final completion of the Marsh Run facility in accordance with the terms of the original agreement with RBI. RBI and its parent companies, The Austin Company and Austin Holdings, Inc., filed for reorganization. Because RBI filed for reorganization during the legal proceeding, we sued Seaboard in 2006, to enforce the eventual resolution of the suit with RBI. On August 23, 2007, we settled our legal disputes with Seaboard and we received a payment of $3.0 million from Seaboard and we were released of all remaining payment obligations. At the time of the settlement we had a $5.7 million liability recorded which was reversed based on the terms of the settlement. The $8.7 million impact of the settlement resulted in a reduction of the cost of our Marsh Run facility. The terms of our agreement provided for our assignment to Seaboard of all of our rights and claims against RBI in the current reorganization proceedings including the judgment obtained against RBI. As part of the settlement, Seaboard and ODEC each released the other from all claims arising out of or related to the Marsh Run Project.

FERC Proceedings Related to Potential Reorganization

On October 5, 2004, we, together with New Dominion Energy Cooperative (“New Dominion”), filed an application at FERC requesting that FERC approve the assignment of our existing wholesale power contracts with our twelve member distribution cooperatives to New Dominion and accept certain changes to our cost-of-service formula to conform it for use by New Dominion for the billing of its sales to the member distribution cooperatives. On December 7, 2004, we filed an application for approval of a new tariff for sales to New Dominion, with charges determined under a cost allocation formula.

On January 14, 2005, NOVEC intervened in the FERC proceedings related to the proposed reorganization. Other interveners in these proceedings included Bear Island Paper Company, LLP and the Virginia State Corporation Commission (“VSCC”).

On March 8, 2005, FERC issued an order that set the proposed assignment of the wholesale power contracts for hearing on the limited issue of whether an Old Dominion credit downgrade could raise rates, and, if so, whether the downgrade is due to the proposed transaction. The initial decision was issued on February 2, 2006, and the judge ruled in our favor on all material issues. On December 21, 2006, FERC issued an order affirming the initial decision indicating that it had not been shown that the credit downgrade experienced by ODEC could raise rates. On June 7, 2007, FERC issued its order denying NOVEC’s request for rehearing and upheld its approval of the proposed assignment to New Dominion of ODEC’s Amended and Restated Wholesale Power Contracts with its member distribution cooperatives.

Also on March 8, 2005, FERC consolidated the October 5, 2004, and December 7, 2004, rate applications and set hearing and settlement procedures. On June 10, 2005, formal settlement procedures were terminated and a judge was assigned to hear the case. Informal settlement talks continued, and on October 13, 2005, we joined with New Dominion in filing a proposed settlement agreement that resolved all issues in dispute in these proceedings among us, Bear Island Paper Company, LLP, and the VSCC. On December 23, 2005, the judge certified the partial settlement to FERC with a recommendation that it be approved. FERC issued an order approving the partial settlement on April 7, 2006, leaving NOVEC, FERC staff and us as participants in the proceeding. The hearing was conducted on October 17 through 19, 2006, and the initial decision was issued on February 5, 2007, when the judge ruled in our favor on all material matters. NOVEC and FERC staff filed exceptions to the ruling on March 7, 2007. On March 27, 2007, we filed our response to the March 7, 2007, Northern Virginia Electric Cooperative (“NOVEC”) and FERC staff exceptions to the February 5, 2007, initial decision wherein the judge ruled in our favor on all material matters. On February 25, 2008, FERC affirmed the initial decision on all issues relating to the rate formulas except one. The only issue on which FERC disagreed with the initial decision related to a single phrase in a prior period adjustment clause. FERC found that this phrase allowed our board of directors too much discretion in the annual true-up between estimated and actual demand charges. The phrase at issue had been deleted in the partial settlement discussed above and has been deleted from the prior period adjustment clause. A compliance filing is due March 26, 2008, that describes our rates since the effective date of the settlement (April 7, 2006), which must include the classification of certain accounts, the units used in certain rate formula calculations, and what adjustments, if any, need to be made in rates collected since that date.

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

Our direct capital expenditures for environmental control facilities at our generating facilities, excluding capitalized interest, were immaterial in 2007. Based upon information provided by Virginia Power, we anticipate that beginning in 2011, we will have an increase in our direct capital expenditures for environmental control facilities at Clover.

Clean Air Act

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

With respect to SO2, under the Clean Air Act’s Acid Rain Program, each of our fossil fuel-fired plants must obtain SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually. The total number of allowances is capped, and allowances can be traded. As a facility that was built before the Acid Rain Program, Clover receives an annual allocation of SO2 allowances at no cost based upon its baseline operations. Newer facilities, including Louisa, Marsh Run and Rock Springs, need to obtain allowances, but because they are primarily gas-fired, the number of SO2 allowances they must obtain are expected to be minimal and will be supplied from excess SO2 allowances allocated to Clover. On March 10, 2005, the EPA issued the Clean Air Interstate Rule (“CAIR”), requiring significant reductions of SO2 and NOx in the eastern United States, including Virginia and Maryland. During its 2006 session, the Virginia General Assembly adopted legislation setting the framework for the implementation of CAIR in Virginia. The DEQ adopted the final CAIR regulation and it became effective on April 18, 2007. With respect to SO2 emissions, Virginia will participate in the federal SO2 cap and trade program established by CAIR and adopted regulations with an effective date of April 18, 2007. That program is similar, but is in addition to the Acid Rain Program and would require all of our facilities in Virginia (including Clover) to acquire additional allowances for each ton of SO2 they emit beginning in 2010, and additional allowances per ton starting in 2015. We are entitled to sufficient SO2 allowances because of our interest in Clover so that we do not anticipate needing to purchase additional SO2 allowances for the Louisa, Marsh Run and Rock Springs generating facilities through both phases of CAIR.

Pursuant to the Clean Air Act, both Virginia and Maryland have enacted regulations to reduce the emissions of NOx by establishing NOx cap and trade programs similar to the federal SO2 allowance programs. Both of these programs are being revised to meet the more stringent NOx emission caps established under CAIR and with respect to the facilities in Virginia, additional NOx emission reductions mandated by the Virginia General Assembly. Under the current system, Clover is allocated a certain number of NOx allowances. If Clover emits more than the allotted allowances then NOx emissions allowances will have to be purchased. We have an agreement with Virginia Power to provide us with the option each year to purchase from them the NOx emissions allowances necessary to compensate for any shortfall between our NOx emissions allowance requirement for Clover and our portion of the regulatory NOx emissions allocation for Clover or purchase from the market.

Louisa, Marsh Run and Rock Springs each produce NOx emissions. In 2007, NOx allowances were allocated and we anticipate receiving NO x State Implementation Plan (“NOx SIP”) allowances through 2008. All three sites have been allocated NOx emission allowances under CAIR. NOx emission allowances that are not received from the new source set aside pools will be purchased in the market for the operation of all three combustion turbine facilities. We project that we will be able to obtain sufficient quantities of NOx allowances in the future, but increased NOx emissions or increased restrictions could cause the price of allowances to be higher than we expect.

Clear Air Mercury Rule

Clover is currently our only generating facility impacted by the Clean Air Mercury Rule (“CAMR”). In 2005, the EPA issued the CAMR which establishes caps for overall mercury emissions from coal-fired power plants that will be implemented in two phases, with the first phase becoming effective in 2010 and the second phase in 2018, and allows the individual states to regulate mercury emissions through a market-based cap and trade program. In 2006, 16 states and several environmental groups filed law suits challenging CAMR and the law suits are currently pending. On February 8, 2008, the United States Court of Appeals for the District of Columbia vacated the EPA’s CAMR for controlling mercury emissions from coal-fired power plants. This ruling requires the EPA to decide whether or not to appeal the ruling or write new rules to regulate mercury from coal-fired power plants. The CAMR will remain in effect until the court issues the final ruling. The issuance of the final ruling can be delayed if the EPA appeals the court’s ruling. In 2006, the Virginia General Assembly decided to adopt the cap and trade program foreseen in CAMR, subject to certain limitations. The DEQ adopted the Mercury Budget Trading regulations on April 4, 2007. The DEQ CAMR is currently in effect. Although, the February 8, 2008, court decision does not affect the DEQ’s adoption of the Mercury Budget Trading regulations, if the CAMR ultimately does not go into effect, then there will not be a cap-and-trade program. We do not anticipate that any additional measures will be required at Clover due to Clover’s existing pollution control requirement which already removes greater than 90% of the mercury emitted from the facility.

Greenhouse Gas Initiative

In addition to traditional air pollutants, the question of climate change has been the focus of much public attention. Several bills have been introduced in Congress to limit emissions of CO2 and other greenhouse gases believed to contribute to climate change. Also, there are numerous actions at the state and regional level, including the Regional Greenhouse Gas Initiative (“RGGI”) established in 2005 by the governors of seven Northeastern and Mid-Atlantic states, including Delaware. The RGGI provides for a cap and trade system for CO2 among those states, capping emissions at current levels in 2009, and then reducing emissions 10% by 2019. In 2007, Maryland joined the RGGI and will participate in the program beginning in 2009. CO2 emissions from Rock Springs will require the purchase of allowances. The final Maryland regulations implementing this initiative have not been promulgated at this time. The proposed regulations require all allowances to be auctioned rather than provided to the electric companies. Climate change issues are also the subject of several lawsuits, although we were not party to any of those lawsuits. In 2006, the U.S. Supreme Court heard a case concerning the EPA’s authority to regulate CO2 emissions under the Clear Air Act. The case concerns CO2 emissions from the transportation sector, but the Court’s decision will also influence the regulation of other sectors. We cannot exclude the possibility that future CO2 emission regulations could have a significant effect on our operations, especially at Clover; however, at this stage we are not able to predict the final form of any such regulation. Also, recently, several major financial institutions have stated that they will engage in an enhanced environmental diligence process to evaluate the financing of new fossil fuel generation projects.

Clear Water Act

The Clean Water Act and applicable state laws regulate water intake structures, discharges of cooling water, storm water run-off and other wastewater discharges at our generating facilities. We are in material compliance with these requirements and with permits that must be obtained with respect to such discharges. Our permits are subject to periodic review and renewal proceedings, and can be made more restrictive over time. Limitations on the thermal discharges in cooling water, or withdrawal of cooling water during low flow conditions, can restrict our operations. During 2007, we experienced several periods of restrictions; however, there was adequate water in the water supply reservoir and no curtailment of operations occurred due to these restrictions.

Future Regulation

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

Tax Increase Prevention and Reconciliation Act of 2005

On May 17, 2006, President Bush signed into law an act entitled the “Tax Increase Prevention and Reconciliation Act of 2005” (the “2005 Tax Act”). Among other provisions, the 2005 Tax Act imposes an excise tax on certain types of leasing transactions entered into by tax-exempt entities. We have calculated our estimate of the potential impact utilizing the proposed temporary guidance that was issued in July 2007, and have determined that we do not need to record a liability based on our understanding of the guidance. However, if and when further guidance is issued, our potential liability under the 2005 Tax Act may change.

Insurance

Under several of the nuclear insurance policies procured by Virginia Power to which we are a party, we are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies. See Note 12—Insurance—to the Consolidated Financial Statements.

Projected Capital Expenditures

Our projected capital expenditures for 2008, 2009 and 2010 are $61.4 million, $35.1 million, and $44.5 million, respectively. Our future projected capital expenditures include a portion of the cost of the nuclear fuel purchased for North Anna and other capital expenditures including generating facility improvements.

NOTE 16—Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years 2007 and 2006 follow. Amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of management for a fair statement of the results for the interim periods. Results for the interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands except ratios)
Statement of Operations Data:
2007:
Operating Revenue	$228,710	$226,619	$262,362	$245,403	$963,094
Operating Margin	15,192	14,704	17,327	14,862	62,085
Net Margin	3,033	3,057	5,103	4,842	16,035

2006:
Operating Revenue	$203,461	$185,952	$221,231	$206,871	$817,515
Operating Margin	16,901	16,436	16,624	23,500	73,461
Net Margin	2,990	3,035	3,089	12,130	21,244

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

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

Management’s Analysis on Internal Controls over Financial Reporting

Management of ODEC has assessed ODEC’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2007, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria. We have not identified any material weaknesses in our internal controls over financial reporting.

Management of ODEC is responsible for establishing and maintaining adequate internal control over financial reporting. ODEC’s internal control over financial reporting is comprised of policies, procedures, and reports designed to provide reasonable assurance to ODEC’s management and board of directors that the financial reporting and the preparation of the financial statements for external reporting purposes has been handled in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) govern records to accurately and fairly reflect the transactions and dispositions of assets of ODEC; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of ODEC are being made only in accordance with authorizations of the management and directors of ODEC; and (3) provide reasonable safeguards against or timely detection of material unauthorized acquisition, use or disposition of ODEC’s assets.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that could significantly affect such controls during the previous fiscal quarter.

Inherent Limitations on Internal Control

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. No control system can provide absolute assurance that all control issues and instances of error or fraud, if any, have been detected. Even the best designed system can only provide reasonable assurance that the objectives of the control system have been met. Because of these inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements. Additionally, projections as to the effectiveness of controls to future periods are subject to the risk that controls may not continue to operate at their current effectiveness levels due to changes in personnel or in ODEC’s operating environment.

No Auditor Attestation Report

This annual report does not include an attestation report of our auditor regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

We are governed by a board of 25 directors, consisting of two representatives from each of our member distribution cooperatives and one representative from TEC. Each of our twelve member distribution cooperatives nominates two directors at least one of whom must be a director of that member distribution cooperative in good standing. One director currently serves as a director on behalf of a member distribution cooperative and TEC. The candidates for director are elected to our board of directors by voting delegates from each of our member distribution cooperatives elected by each member distribution cooperatives’ board of directors. Each elected candidate is authorized to represent that member for a renewable term of one year at our annual meeting. This election process occurs annually. Our board of directors sets policy and provides direction to our President and Chief Executive Officer (“CEO”). Our board of directors meets approximately nine times each year.

Information concerning our directors, including principal occupation and employment during the past five years and directorships in public corporations, if any, is listed below.

John William Andrew, Jr. (54). President and Chief Executive Officer of Delaware Electric Cooperative since January 2005. Mr. Andrew also served as Vice President, Engineering and Operations from 1998 to 2004. Mr. Andrew has been a Director of ODEC since 2005.

M Dale Bradshaw (54). Chief Executive Officer of Prince George Electric Cooperative since 1995. Mr. Bradshaw has been a Director of ODEC since 1995.

Vernon N. Brinkley (61). President and Chief Executive Officer of A&N Electric Cooperative since 2003. Mr. Brinkley also served as President of A&N Electric Cooperative from 1995 to 2003 and as Executive Vice President and General Manager from 1982 to 1995. Mr. Brinkley has been a Director of ODEC since 1982.

Calvin P. Carter (83). Owner of Carter’s Store since 1960 and Carter Stone Co., since 1965. Mr. Carter has been a Director of ODEC since 1991 and a Director of Southside Electric Cooperative since 1972.

Glenn F. Chappell (64). Self-employed farmer since 1961. Mr. Chappell has been a Director of ODEC since 1995 and a Director of Prince George Electric Cooperative since 1985.

Jeffrey S. Edwards (44). President and Chief Executive Officer of Southside Electric Cooperative since 2007. Prior to that Mr. Edwards served as Executive Vice President of Albemarle EMC from 1998 to 2007. Mr. Edwards has been a Director of ODEC since 2007.

Kent D. Farmer (50). President and Chief Executive Officer of Rappahannock Electric Cooperative since 2004. Mr. Farmer also served as Chief Operating Officer of Rappahannock Electric Cooperative from 1999 to 2004. Mr. Farmer has been a Director of ODEC since 2004.

Stanley C. Feuerberg (56). President and Chief Executive Officer of Northern Virginia Electric Cooperative since 1992. Mr. Feuerberg has been a Director of ODEC since 1992.

William C. Frazier (77). Insurance broker of Associates Insurance Agency, since 1999. Mr. Frazier has been a Director of ODEC since 2003 and a Director of Rappahannock Electric Cooperative since 1981.

Fred C. Garber (63). Retired, formerly President of Mt. Jackson Farm Service, from 1973 to 2003. Mr. Garber has been a Director of ODEC since 2005 and a Director of Shenandoah Valley Electric Cooperative since 1984.

Hunter R. Greenlaw, Jr. (62). President of Greenlaw, Edwards & Leake, Inc., a real estate development and general contracting company since 1974. Mr. Greenlaw has been a Director of ODEC since 1991 and a Director of Northern Neck Electric Cooperative since 1979.

Bruce A. Henry (62). Owner and Secretary/Treasurer of Delmarva Builders, Inc., since 1981. Mr. Henry has been a Director of ODEC since 1993 and a Director of Delaware Electric Cooperative since 1978.

Wade C. House (61). Consultant at APAC Atlantic, Inc. a highway construction company, since 2007. Mr. House was formerly Vice President/Branch Manager of APAC-Atlantic, Inc., a highway construction company since 1972. Mr. House has been a Director of ODEC since 2004 and a Director of Northern Virginia Electric Cooperative since 1993.

Frederick L. Hubbard (67). President and Chief Executive Officer of Choptank Electric Cooperative since 2001. Mr. Hubbard also served as Senior Vice President and Chief Executive Officer of Choptank Electric Cooperative from 1991 to 2001. Mr. Hubbard has been a Director of ODEC since 1991.

David J. Jones (59). Owner/operator of Big Fork Farms since 1970 and Vice President of Exchange Warehouse, Inc. from 1996 to 2006. Mr. Jones has been a Director of ODEC since 1986 and a Director of Mecklenburg Electric Cooperative since 1982.

Bruce M. King (61). General Manager of BARC Electric Cooperative since 2003. Prior to that Mr. King was General Manager of Cherryland Electric Cooperative from 1993 to 2002. Mr. King has been a Director of ODEC since 2003.

John C. Lee Jr. (47). President and Chief Executive Officer of Mecklenburg Electric Cooperative since 2008. Mr. Lee served as Vice President of Member and External Relations of ODEC from April 2004 to December 2007 and Vice President Cooperative Affairs/Assistant to the President of ODEC from March 2000 to March 2004. Mr. Lee has been a Director of ODEC since 2008.

Paul E. Owen (57). Director of Business Management with Smithfield Deli Group since 1974. Mr. Owen has been a Director of ODEC since 2007 and a Director of Community Electric Cooperative since 2000.

James M. Reynolds (60). President of Community Electric Cooperative since 2001. Mr. Reynolds also served as General Manager of Community Electric Cooperative from 1977 to 2001. Mr. Reynolds has been a Director of ODEC since 1977.

Myron D. Rummel (55). President and Chief Executive Officer of Shenandoah Valley Electric Cooperative since 2005. Mr. Rummel also served as Vice President, Engineering and Operations of Shenandoah Valley Electric Cooperative from 1993 to 2005. Mr. Rummel has been a Director of ODEC since 2005.

Keith L. Swisher (53). Owner/operator of Swisher Valley Farms, LLC since 1976. Mr. Swisher has been a Director of ODEC since 2008 and a Director of BARC Electric Cooperative since 1981.

Philip B. Tankard (79). Office manager for Tankard Nurseries since 1985. Mr. Tankard has been a Director of ODEC since 2002 and a Director of A&N Electric Cooperative since 1960.

Gregory W. White (55). President and Chief Executive Officer of Northern Neck Electric Cooperative since 2005. Mr. White served as Senior Vice President of Power Supply of ODEC from 2004 to 2005, Senior Vice President Engineering and Operations of ODEC from 2002 to 2004 and Senior Vice President Retail and Alliance Management of ODEC from 2000 to 2002. Mr. White has been a Director of ODEC since 2005.

Carl R. Widdowson (69). Self-employed farmer since 1956. Mr. Widdowson has been a Director of ODEC since 1987 and a Director of Choptank Electric Cooperative since 1980.

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

Executive Officers

Our President and Chief Executive Officer administers our day-to-day business and affairs. Our executive officers at December 31, 2007, their respective ages, positions and recent business experience are listed below.

Jackson E. Reasor (55). President and Chief Executive Officer of ODEC and the Virginia, Maryland and Delaware Association of Electric Cooperatives (the “VMDA”), an electric cooperative association which provides services to its members and certain other electric cooperatives, since 1998.

Robert L. Kees (55). Senior Vice President and Chief Financial Officer since January 1, 2006. Mr. Kees also served as our Vice President and Controller from March 2004 to December 2005 and as Assistant Vice President and Controller from March 2000 to February 2004.

Lisa D. Johnson (42). Senior Vice President of Power Supply since May 2006. Prior to joining ODEC, Ms. Johnson served as Vice President at Mirant Corporation from 2001 to 2006.

John C. Lee, Jr. (47). Vice President of Member and External Relations from April 2004 to December 2007. Mr. Lee served as our Vice President Cooperative Affairs/Assistant to the President from March 2000 to March 2004. Beginning January 1, 2008, Mr. Lee became the President and Chief Executive Officer of Mecklenburg Electric Cooperative.

Elissa M. Ecker (48). Vice President of Human Resources since November 2004. Prior to joining ODEC, Ms. Ecker served as Director of Human Resources of Xperts, Inc. from 2003 to 2004, and as Director of Human Resources of Securicor New Century, L.L.C. from 2002 to 2003.

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

Total Compensation Package

We compensate our CEO through the use of a total compensation package which includes base salary, competitive benefits, and the potential of a bonus. Our CEO’s base salary is derived from third party market data based upon national compensation surveys. The national compensation survey data includes data from the labor market for positions of similar responsibilities. The compensation of our CEO is reviewed by the executive committee of our board of directors and they provide a recommendation to our entire board of directors. The entire board of directors approves our CEO’s compensation.

We compensate our senior management through the use of a total compensation package which includes base salary, competitive benefits, and the potential of a bonus. Their annual salary is also derived from third party market data based upon national compensation surveys and includes data from the labor market for positions of similar responsibilities.

Targeted Overall Compensation

Our compensation program utilizes accurate, detailed job descriptions for all of our employees, including senior management, as an instrument to establish benchmarked positions. The market compensation information for each position is derived from salary data provided by third parties through national surveys and includes salary data for positions within the determined competitive labor market. Our job descriptions are reviewed annually and include essential and non-essential responsibilities, required knowledge, skills and abilities, formal education and experience necessary to accomplish the requirements of the position which in turn helps us achieve operational goals. Utilizing this information, our human resources department determines a market-based salary for each position based upon salary survey data provided by third parties. A third-party consultant reviews the market-based salary data we compiled for reasonableness and fairness annually. Our board of directors has defined market-based salary as approximately 95% to 100% of the 50th percentile of the market, excluding new hires that may be hired at 90% of the 50th percentile of market until a learning period is complete.

Process

The compensation committee of our board of directors establishes all compensation and awards to the CEO which is then approved by the full board of directors. Our board of directors has delegated to our CEO the authority to establish and adjust compensation for all employees other than himself. We have a sub-committee of our board of directors, the executive committee, which recommends compensation for our CEO to the entire board of directors and the entire board of directors approves the compensation. The compensation for all other employees, including members of senior management other than the CEO, is approved by our CEO based upon market-based salary data. On an annual basis our board of directors reviews the performance and compensation of our CEO and our CEO reviews the performance and compensation of the remaining senior management.

Our CEO is also the CEO of the Virginia, Maryland and Delaware Association of Electric Cooperatives (“VMDA”) and their board of directors also approves the compensation of the CEO. The VMDA contributed $40,000 to our CEO’s salary for 2007 and will contribute $40,000 in 2008.

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

Bonuses

Our practice has been to, on infrequent occasions, award cash bonuses related to a specific event, such as the consummation of a significant transaction. On an annual basis, our board of directors determines the bonus criteria for our CEO and our CEO determines bonus criteria for all other executive officers. At the discretion of our board of directors, our CEO may be awarded an annual bonus; and, at the discretion of our CEO, other members of senior management may be awarded an annual bonus. Our CEO and other members of our senior management were not awarded a bonus in any of the last three years.

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

We also have a 401(k) plan which is available to all employees in regular positions. Under the 401(k) plan for 2007, employees may elect to have up to 100% or $15,500, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. We match up to the first 2% of each participant’s base salary. Also, a catch-up contribution is available for participants in the plan once they attain age 50. The maximum catch-up contribution for 2007 was $5,000.

In addition, in 2006 ODEC entered into a non-qualified executive deferred compensation plan (the “Deferred Compensation Plan”). Our board of directors, at its discretion, determines who may participate in the plan as well as an annual contribution, if any, up to the maximum amount allowed by regulations. Currently, our board of directors has determined that our CEO is the only participant in this plan and we made a $15,000 contribution to the plan in both 2007 and 2006 for his benefit.

Pension Restoration Plan

We participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit because of the Internal Revenue Code limitations. Currently, our CEO and Senior Vice President of Power Supply are the only participants in this plan. Other executive officers may participate in this plan in the future.

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our CEO receives during contract discussions with our CEO. The perquisite for Mr. Reasor is expenses for personal use of a company automobile which amounted to $3,048 in 2007 and $2,602 in 2006.

Senior management also participates in ODEC’s other benefit plans on the same terms as other employees. These plans include the defined benefit pension plan, the 401(k) plan, medical and dental insurance, vision insurance, life insurance and accidental death and dismemberment, long-term disability, long-term care insurance, supplemental life insurance, supplemental accidental death and dismemberment, medical reimbursement and dependent care flexible spending accounts, health club membership, vacation and sick leave. Relocation benefits are reimbursed for all employees who transfer to another location at the request or convenience of ODEC in accordance with ODEC’s relocation policy. We believe these benefits are customary for similar employers.

Change in Control

There is no provision in our CEO’s employment agreement or any other arrangements with any other members of senior management that increases or decreases any amounts payable to him or her as a result of a change in control.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our CEO, our chief financial officer and three other senior executive officers for services rendered to us in all capacities during each of the last three fiscal years. The table also identifies the principal capacity in which each of these executives serves or served.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value and Non-Qualified Deferred Compensation	All Other Compensation(1)	Total
Jackson E. Reasor President and Chief Executive Officer	2007	$371,667	$—	$108,570	$70,656	$550,893
	2006	351,667	—	96,656	62,625	510,948
	2005	330,833	—	85,571	55,400	471,804

Robert L. Kees Senior Vice President and Chief Financial Officer	2007	231,733	—	107,144	43,085	381,962
	2006	214,569	—	60,029	28,228	302,826
	2005	140,535	—	55,429	24,071	220,035

Lisa D. Johnson Senior Vice President Power Supply	2007	249,600	—	2,818	28,484	280,902
	2006	147,384	—	—	1,008	148,392
	2005	—	—	—	—	—

John C. Lee, Jr. Vice President of Member and External Relations	2007	171,692	—	48,103	31,326	251,121
	2006	157,516	—	41,309	27,424	226,249
	2005	141,148	—	35,637	23,836	200,621

Elissa M. Ecker Vice President of Human Resources	2007	154,524	—	10,146	28,193	192,863
	2006	141,765	—	5,483	25,882	173,130
	2005	134,750	—	269	3,092	138,111

(1)	The items included in All Other Compensation are identified in the All Other Compensation table below.

Employment Agreement

On December 18, 2006, ODEC entered into an employment agreement with Jackson E. Reasor, our CEO. The agreement is for the term of five years, with an automatic one-year extension unless Mr. Reasor or the Employer gives written notice 30 days prior to the expiration of the agreement. The agreement provides that he will receive an annual salary of $360,000, effective as of June 1, 2006, subject to annual adjustment by the boards of directors of ODEC and the VMDA (collectively, the “Employer”). The boards of directors of the Employer also may grant Mr. Reasor an annual bonus at their discretion. Mr. Reasor will also be entitled to participate in all benefit plans available to the employees of the Employer. The VMDA contributed $40,000 of Mr. Reasor’s salary in 2007 and is expected to contribute the same amount in 2008.

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

Based upon a hypothetical termination date of December 31, 2007, the severance benefits for our CEO would have been entitled to would be as follows:

Base salary	$380,000
Targeted bonus	—
Healthcare and other insurance benefits	10,699

Total	$390,699

Under our employment contract with our CEO, “cause” is defined as (1) gross incompetence, insubordination, gross negligence, willful misconduct in office or breach of a material fiduciary duty, which includes a breach of confidentiality; (2) conviction of a felony, a crime of moral turpitude or commission of an act of embezzlement or fraud against ODEC or the VMDA or any subsidiary or affiliate thereof; (3) the CEO’s material failure to perform a substantial portion of his duties and responsibilities hereunder; but only after Employer provides the CEO written notice of such failure and gives him 30 days to remedy the situation; or the (4) deliberate dishonesty of the CEO with respect to ODEC or any of its subsidiaries or affiliates.

The CEO may terminate his employment with or without good reason by written notice to the boards of directors effective 60 days after receipt of such notice by the board of directors. If the CEO terminates his employment for good reason, then the CEO is entitled to the salary specified above in the “without cause” paragraph. The CEO will not be required to render any further services. Upon termination of employment by the CEO without good reason, then the CEO is not entitled to further compensation. “Good reason” is our failure to maintain compensation and benefits or our material breach of any provision of the employment contract, which failure or breach continued for more than 30 days after the date on which our board of directors received such notice.

Defined Benefit Plan

We have elected to participate in the National Rural Electric Cooperatives Association (“NRECA”) Retirement and Security Program (the “Plan”), a noncontributory, defined benefit, multiple-employer, master pension plan maintained and administered by the NRECA for the benefit of its member systems and their employees. The Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986. The following table lists the estimated value of the current accumulated pension benefit payable at “normal retirement age,” age 62, for participants in the specified final average salary and years of benefit service categories for the given current multiplier of 1.7%. Lump sums at normal retirement age are then discounted to the last day of the appropriate year. Benefits, which accrue under the Plan, are based upon the base annual salary as of November of the previous year. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $230,000 effective January 1, 2008.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Year
Jackson E. Reasor	NRECA Retirement and Security Plan	8.08	$335,604	—
	Pension Restoration Plan	8.08	163,845

Robert L. Kees	NRECA Retirement and Security Plan	15.00	427,344	—

Lisa D. Johnson	NRECA Retirement and Security Plan	0.58	2,642	—
	Pension Restoration Plan	0.58	176

John C. Lee, Jr.	NRECA Retirement and Security Plan	14.58	252,925	—

Elissa M. Ecker	NRECA Retirement and Security Plan	2.08	15,898	—

The pension benefits indicated above are the estimated amounts payable by the Plan, and they are not subject to any deduction for Social Security or other offset amounts. The participant’s annual pension at his or her normal retirement date is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service. The multiplier was 1.7% commencing January 1, 1992. The number of years of credited service is as of the end of the current year for each of the named executives. The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum. The lump sum amounts are calculated using the 30-year Treasury rate (4.69% for 2007 and 4.73% for 2006) and the required Internal Revenue Service mortality table for lump sum payments (1994 GAS, projected to 2002, blended 50%/50% for unisex mortality.) Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

We participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the Retirement and Security Plan because of the Internal Revenue Code limitations.

Deferred Compensation Plan

On December 18, 2006, in connection with the execution of the employment agreement with our CEO, ODEC adopted the Deferred Compensation Plan for the purpose of providing supplemental deferred compensation to Mr. Reasor in an amount within the statutory maximums permitted under Section 457 of the Internal Revenue Code. The Deferred Compensation Plan is restricted to those executive employees designated by the board of directors of ODEC who are generally responsible for ongoing operations, responsible for and have general supervision over the overall financial condition, setting and executing overall corporate policies and practices, and supervising large numbers of employees and who elect to participate in the Deferred Compensation Plan by agreeing to a deferral of a portion of their current compensation. Currently, Mr. Reasor is the only participant in the Deferred Compensation Plan. Under the Deferred Compensation Plan, annual deferrals cannot exceed 100% of Mr. Reasor’s annual compensation or $15,500 (for 2007), adjusted by and subject to specified tax laws (the “deferral limit”), during any year in which ODEC is exempt from federal income taxation. During the last three years before Mr. Reasor attains the normal retirement age under ODEC’s primary pension plan, currently age 62, the deferral limit is increased to the lesser of two times the deferral limit or the deferral limit plus the amount Mr. Reasor was eligible to but did not defer under the Deferred Compensation Plan. Amounts credited to him under the Plan will be credited with earnings or losses equal to those made by an investment in one or more funds of a specified regulated investment company designated by him. Distributions under the Deferred Compensation Plan generally commence upon severance of employment, whether upon termination, retirement or death.

The following table sets forth the non-qualified deferred compensation paid to our executive officers in 2007:

NON-QUALIFIED DEFERRED COMPENSATION BENEFITS TABLE

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Jackson E. Reasor	$—	$15,000	$318	$—	$30,318

Robert L. Kees	n/a	n/a	n/a	n/a	n/a

Lisa D. Johnson	n/a	n/a	n/a	n/a	n/a

John C. Lee, Jr.	n/a	n/a	n/a	n/a	n/a

Elissa M. Ecker	n/a	n/a	n/a	n/a	n/a

(1)	These amounts are not included in the summary compensation table.

The following table sets forth information concerning all other compensation awarded to, earned by or paid to these executives during the last completed fiscal year.

ALL OTHER COMPENSATION

Name	Perquisites and Other Personal Benefits(1)	Company Contributions to Defined Benefit Plans	Company-paid Insurance Premiums	All Other Compensation
Jackson E. Reasor(2)	$7,548	$61,668	$1,440	$70,656

Robert L. Kees	4,500	37,329	1,256	43,085

Lisa D. Johnson	3,120	23,982	1,382	28,484

John C. Lee, Jr.	3,434	26,982	910	31,326

Elissa M. Ecker	3,191	24,284	818	28,293

(1)	Perquisites and other personal benefits is composed of contributions made by ODEC to the 401(K) plan.
(2)	Perquisites and other personal benefits includes $3,048 for personal use of a company automobile.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”). Our outside directors were compensated by a monthly retainer of $2,000 in 2007. They are also paid for meetings at a rate of $400 per in person meeting and $200 per teleconference, if the meeting date falls outside the normal board of directors meeting dates. All directors are reimbursed for out-of-pocket expenses incurred in attending meetings. Our directors receive no other compensation. Our directors do not have pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options. The following table sets forth the compensation we paid to our directors in 2007:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash (1)
Calvin P. Carter	$28,600
Glenn F. Chappell	26,400
Carl R. Eason	2,000
William C. Frazier	24,000
Fred C. Garber	27,800
Hunter R. Greenlaw, Jr.	28,600
Bruce A. Henry	26,000
Wade C. House	26,000
David J. Jones	29,000
William M. Leech, Jr.	25,400
Paul E. Owen	23,400
Philip B. Tankard	25,400
Carl R. Widdowson	29,200

$321,800

(1)	Our directors received no compensation other than as set forth in this column.

Compensation Committee Interlocks and Insider Participation

As described above, our compensation committee of our board of directors establishes and the full board of directors approves all compensation and awards to the CEO. Our board of directors has delegated to our CEO the authority to establish and adjust compensation for all employees other than himself. No member of our board of directors is or previously was an officer or employee of ODEC or is or has engaged in transactions with ODEC, with two exceptions. Mr. Gregory W. White was an employee of ODEC from 1995 to 2005 when he left his position as Senior Vice President of Power Supply to become the President and Chief Executive Officer of Northern Neck Electric Cooperative, one of our twelve member distribution cooperatives. Mr. John C. Lee, Jr. was an employee of ODEC from 1992 to 2007 when he left his position as Vice President of Member and External Relations to become the President and Chief Executive Officer of Mecklenburg Electric Cooperative, one of our twelve member distribution cooperatives. Our compensation committee does not have a charter. Our directors are, however, employees or directors of our member distribution cooperatives. See “Cooperative Status” in Item 1 and “Directors and Officers of the Registrant” in Item 10.

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed with the management of ODEC the contents of the section entitled “Compensation Discussion and Analysis” and based on such review and discussion has recommended and approved to the board of directors its inclusion in this annual report.

James M. Reynolds, Chairman.

William C. Frazier

Fred C. Garber

Wade C. House

Frederick L. Hubbard

Gregory W. White

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP for fiscal 2007 and 2006. All Audit, Audit-Related, and Tax Fees shown below were pre-approved by the Audit Committee in accordance with its established procedures.

	2007	2006
Audit Fees (a)	$332,200	$267,831
Audit-Related Fees (b)	20,550	45,725
Tax Fees (c)	—	60,180

Total	$352,750	$373,736

a)	Fees for professional services provided for the audit of the Company’s annual financial statements as well as reviews of the Company’s quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters, consents, and comment letters.
b)	Fees for professional services which principally include accounting consultations and services in connection with internal control matters.
c)	Fees for professional services for tax-related advice and compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Form 10-K.

1.	Financial Statements

See Index on page 49

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits

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

*10.68 Mutual Operating Agreement, dated as of May 18, 2005, between Virginia Electric and Power Company and Old Dominion Electric Cooperative.

*10.69 Employment letter, dated March 30, 2007, of Old Dominion Electric Cooperative and agreed and accepted by Bryan S. Rogers (filed as exhibit 10.1 to the Registrant’s Form 8-K, No. 000-50039, on April 2, 2007).

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
Jackson E. Reasor
President and Chief Executive Officer

Date: March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities on March 20, 2008.

Signature	Title

/s/ JACKSON E. REASOR	President and Chief Executive Officer
Jackson E. Reasor	(Principal executive officer)

/s/ ROBERT L. KEES	Senior Vice President and Chief Financial Officer
Robert L. Kees	(Principal financial officer)

/s/ BRYAN S. ROGERS	Vice President and Controller
Bryan S. Rogers	(Principal accounting officer)

/s/ J. WILLIAM ANDREW, JR.	Director
J. William Andrew, Jr.

/s/ M DALE BRADSHAW	Director
M Dale Bradshaw

/s/ VERNON N. BRINKLEY	Director
Vernon N. Brinkley

/s/ CALVIN P. CARTER	Director
Calvin P. Carter

/s/ GLENN F. CHAPPELL	Director
Glenn F. Chappell

/s/ JEFFREY S EDWARDS	Director
Jeffrey S. Edwards

/s/ KENT D. FARMER	Director
Kent D. Farmer

/s/ STANLEY C. FEUERBERG	Director
Stanley C. Feuerberg

/s/ WILLIAM C. FRAZIER	Director
William C. Frazier

/s/ FRED C. GARBER	Director
Fred C. Garber

/s/ HUNTER R. GREENLAW, JR.	Director
Hunter R. Greenlaw, Jr.

/s/ BRUCE A. HENRY	Director
Bruce A. Henry

/s/ WADE C. HOUSE	Director
Wade C. House

/s/ FREDERICK L. HUBBARD	Director
Frederick L. Hubbard

/s/ DAVID J. JONES	Director
David J. Jones

/s/ BRUCE M. KING	Director
Bruce M. King

/s/ JOHN C. LEE, JR.	Director
John C. Lee, Jr.

/s/ PAUL E. OWEN	Director
Paul E. Owen

/s/ JAMES M. REYNOLDS	Director
James M. Reynolds

/s/ MYRON D. RUMMEL	Director
Myron D. Rummel

/s/ KEITH L. SWISHER	Director
Keith L. Swisher

/s/ PHILIP B. TANKARD	Director
Philip B. Tankard

/s/ GREGORY W. WHITE	Director
Gregory W. White

/s/ CARL R. WIDDOWSON	Director
Carl R. Widdowson

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

ODEC does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2007. Accordingly, ODEC will not file an annual report with the Securities and Exchange Commission.