Form 10-Q
period 2008-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2008-08-13
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
In service	$1,557,096	$1,541,970
Less accumulated depreciation	(574,918)	(546,879)

	982,178	995,091
Nuclear fuel, at amortized cost	10,713	13,869
Construction work in progress	31,922	22,767

Net Electric Plant	1,024,813	1,031,727

Investments:
Nuclear decommissioning trust	87,292	94,408
Lease deposits	186,836	183,559
Unrestricted investments and other	71,963	56,302

Total Investments	346,091	334,269

Current Assets:
Cash and cash equivalents	144,960	101,813
Deposits by counterparties	48,850	—
Accounts receivable	16,049	13,073
Accounts receivable-members	99,701	94,011
Fuel, materials and supplies	34,772	21,862
Deferred energy	12,729	21,091
Prepayments	2,844	3,593

Total Current Assets	359,905	255,443

Deferred Charges:
Regulatory assets	40,487	33,886
Other	29,758	16,422

Total Deferred Charges	70,245	50,308

Total Assets	$1,801,054	$1,671,747

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$315,006	$309,112
Non-controlling interest	12,172	11,431
Long-term debt	788,865	787,028

Total Capitalization	1,116,043	1,107,571

Current Liabilities:
Long-term debt due within one year	29,667	29,667
Accounts payable	110,500	89,855
Accounts payable-members	69,887	68,598
Accounts payable-deposits due to counterparties	48,917	—
Accrued expenses	57,461	49,079

Total Current Liabilities	316,432	237,199

Deferred Credits and Other Liabilities:
Asset retirement obligation	60,284	58,742
Obligations under long-term leases	186,592	183,567
Regulatory liabilities	92,073	53,653
Other	29,630	31,015

Total Deferred Credits and Other Liabilities	368,579	326,977

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,801,054	$1,671,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues	$239,141	$226,619	$498,376	$455,329

Operating Expenses:
Fuel	35,847	29,424	71,517	62,517
Purchased power	151,458	139,140	326,423	305,456
Deferred energy	5,420	9,213	8,362	(6,906)
Operations and maintenance	9,342	12,961	17,057	22,937
Administrative and general	9,120	8,521	19,125	16,613
Depreciation, amortization and decommissioning	9,668	9,407	19,303	18,824
Amortization of regulatory asset/(liability), net	140	712	(310)	893
Accretion of asset retirement obligations	771	733	1,542	1,465
Taxes other than income taxes	1,918	1,804	3,858	3,634

Total Operating Expenses	223,684	211,915	466,877	425,433

Operating Margin	15,457	14,704	31,499	29,896

Other (Expense)/Income, net	(33)	(18)	(119)	(61)
Investment Income	2,597	3,625	4,924	6,633
Interest Charges, net	(14,514)	(15,201)	(29,215)	(30,287)

Net Margin Before Income Taxes and Non-Controlling Interest	3,507	3,110	7,089	6,181
Income Taxes	(219)	(17)	(454)	(25)
Non-Controlling Interest	(356)	(36)	(741)	(66)

Net Margin	2,932	3,057	5,894	6,090
Patronage Capital - Beginning of Period	312,074	296,110	309,112	293,077

Patronage Capital - End of Period	$315,006	$299,167	$315,006	$299,167

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Margin	$2,932	$3,057	$5,894	$6,090
Other Comprehensive Income:
Unrealized (loss) on derivative contracts(1)	—	—	—	(435)

Other Comprehensive Income Before Non-controlling interest	2,932	3,057	5,894	5,655
Less: Non-controlling interest in comprehensive income	—	—	—	435

Comprehensive income	$2,932	$3,057	$5,894	$6,090

(1)	Unrealized (loss) on derivative contracts net of taxes of $0.3 million for the six months ended June 30, 2007.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Operating Activities:
Net Margin	$5,894	$6,090
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and decommissioning	19,303	18,823
Other non-cash charges	6,784	4,874
Non-controlling interest	741	66
Amortization of lease obligations	6,078	5,779
Interest on lease deposits	(6,000)	(5,628)
Change in current assets	(69,677)	26,625
Change in deferred energy	8,362	(6,906)
Change in current liabilities	79,233	35,970
Change in regulatory assets and liabilities	40,167	13,378
Deferred charges and credits	(13,341)	(1,223)

Net Cash Provided by Operating Activities	77,544	97,848

Financing Activities:
Obligations under long-term leases	(330)	(275)

Net Cash Used for Financing Activities	(330)	(275)

Investing Activities:
Purchases of available for sale securities	(45,800)	(203,134)
Proceeds from sale of available for sale securities	23,600	165,054
Decrease in other investments	5,308	7,323
Electric plant additions	(11,869)	(10,249)
Acquisition of transmission assets	(5,306)	—

Net Cash Used for Investing Activities	(34,067)	(41,006)

Net Change in Cash and Cash Equivalents	43,147	56,567
Cash and Cash Equivalents - Beginning of Period	101,813	52,018

Cash and Cash Equivalents - End of Period	$144,960	$108,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2008, and our consolidated results of operations, comprehensive income, and cash flows for the three and six months ended June 30, 2008 and 2007. The consolidated results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Presentation. The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“ODEC “ or “we” or “our”) and TEC Trading, Inc. (“TEC”). We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are twelve customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland, and parts of West Virginia. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”), TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net assets consolidated were $12.2 million and $11.4 million at June 30, 2008, and December 31, 2007, respectively. As TEC is 100% owned by our twelve member distribution cooperatives, its equity is presented as a non-controlling interest in our consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities is recorded using the equity method of accounting.

Our rates are set periodically by a formula that was accepted for filing by the Federal Energy Regulatory Commission (“FERC”) with an effective date of February 19, 2005, but are not regulated by the respective states’ public service commissions.

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

Norfolk Southern

On January 15, 2008, ODEC, Virginia Electric and Power Company (“Virginia Power”) and Norfolk Southern Railway Company (“Norfolk Southern”) filed a stipulated calculation. A damage hearing was held on April 8, 2008, and the court took the issues presented at the hearing under advisement. On April 17, 2008, the court entered its final order in favor of Norfolk Southern. On July 8, 2008, we, along with Virginia Power filed a petition for appeal with the Supreme Court of Virginia and on July 29, 2008, Norfolk Southern filed its brief in opposition to our petition for appeal. We are pursuing an appeal with the Supreme Court of Virginia.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of June 30, 2008:

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear Decommissioning Trust (a)	$87,292	$87,292	$—	$—
Unrestricted investments and other (b)	24,027	27	—	24,000
Derivatives (c)	43,574	43,574	—	—

Total Financial Assets	$154,893	$130,893	$—	$24,000

(a)	For additional information about our nuclear decommissioning trust see Note 7 of the Notes to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.
(b)	Unrestricted investments and other includes investments that were available for sale. As of December 31, 2007 and June 30, 2008, we had $33.8 million of principal invested in seven auction rate securities. As of June 30, 2008, we have an unrealized loss of $9.8 million related to these auction rate securities which is recorded as a regulatory asset in accordance with SFAS No. 71. For additional information, see Notes 7 and 8 of the Notes to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.
(c)	Derivatives represent natural gas futures contracts. For additional information about our derivative financial instruments, refer to Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

In December 2007, the FASB issued FASB Statement No. 160 – “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 will change the presentation of non-controlling interest in our financial statements. SFAS No. 160 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS No. 160.

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

Critical Accounting Policies

As of June 30, 2008, there have been no significant changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, and accounting for asset retirement obligations and derivative contracts.

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

Our financial results for the three and six months ended June 30, 2008, were impacted by higher energy rates, changes in the fair value of our derivative contracts, and higher capacity costs. Revenues were higher due to higher energy rates, which were implemented in October of 2007 and April of 2008 to collect previously incurred but not collected costs and to provide for the collection of future anticipated costs. The increase in our energy rates was due to our continued rising fuel and purchased power costs and differences between actual costs incurred and anticipated future costs upon which our rates were based. Due to changing conditions in the energy markets, the fair value of our natural gas futures contracts increased due to the timing of our forward purchases relative to the prevailing market prices at the time of those purchases. This resulted in changes to our regulatory liabilities which increased cash provided by operating activities. Our capacity costs were higher due to the implementation of the reliability pricing model (“RPM”) by PJM Interconnection, LLC (“PJM)” on June 1, 2007.

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

The formulary rate has three main components: a demand rate, a base energy rate and a fuel factor adjustment rate. The formulary rate identifies the cost components that we can collect through rates, but not the actual amounts to be collected. With limited minor exceptions, we can change our rates periodically to match the costs we have incurred and expect to incur without seeking FERC approval.

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

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives	$221,130	$199,436	$459,116	$408,055
Non-members	18,011	27,183	39,260	47,274

Total revenues	$239,141	$226,619	$498,376	$455,329

Our energy sales in megawatt hours (“MWh”) to our member distribution cooperatives and non-members for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30.
	2008	2007	2008	2007
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	2,731,972	2,656,031	5,940,549	5,745,010
Non-members	293,057	517,948	609,810	934,139

Total energy sales	3,025,029	3,173,979	6,550,359	6,679,149

Our energy sales in MWh to our member distribution cooperatives were 2.9% and 3.4% higher for the three and six months ended June 30, 2008, as compared to the same periods in 2007, as a result of the additional service territory acquired by one of our member distribution cooperatives in January of 2008.

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

Revenues from sales to our member distribution cooperatives by formulary rate component and our average costs to our member distribution cooperatives in MWh for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues from sales to member distribution cooperatives:
Base energy revenues	$49,235	$47,875	$106,975	$103,500
Fuel factor adjustment revenues	108,986	94,268	225,798	192,949

Total energy revenues	158,221	142,143	332,773	296,449
Demand (capacity) revenues	62,909	57,293	126,343	111,606

Total revenues from sales to member distribution cooperatives	$221,130	$199,436	$459,116	$408,055

Average costs to member distribution cooperatives (per MWh)	$80.94	$75.09	$77.29	$71.03

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

Three and Six Months Ended June 30, 2008 compared to Three and Six Months ended June 30, 2007:

Total revenues from sales to our member distribution cooperatives for the three and six months ended June 30, 2008, increased $21.7 million, or 10.9%, and increased $51.1 million, or 12.5%, respectively, as compared to the same periods in 2007 primarily as a result of our higher energy rates, increased capacity costs (which are reflected in revenues in the period in which they are expensed) and increased energy sales volume.

Our total energy rate (including our base energy rate and our fuel factor adjustment rate) was 8.2% and 8.6% higher during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. We increased our fuel factor adjustment rate effective October 1, 2007, and April 1, 2008 resulting in an increase to our total energy rate of approximately 1.7% and 6.4%, respectively. Our member distribution cooperatives’ energy sales volume increased 2.9% and 3.4% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007 primarily as a result of the additional service territory acquired by one of our member distribution cooperatives in January of 2008.

The capacity costs we incurred, and thus the capacity-related revenues we reflected pursuant to the formulary rate, increased $5.6 million, or 9.8%, and $14.7 million, or 13.2%, for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007, primarily due to increased capacity charges. The increased capacity charges are related to PJM’s implementation of RPM on June 1, 2007. The purpose of RPM is to develop a longer-term pricing program for capacity resources, as well as provide localized pricing for capacity. It is designed to reduce capacity price volatility and the resulting investment risk to generators thus encouraging new investment in generation facilities. The value of capacity resources varies by location and RPM provides for the recognition of the locational value. We purchased additional capacity for capacity obligations that are not met by our owned generation resources.

Our average costs to member distribution cooperatives per MWh increased $5.85, or 7.8%, and $6.26, or 8.8%, per MWh, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, primarily as a result of the increase in our total energy rates related to increased fuel and purchased power costs. Demand (capacity) revenues increased primarily as a result of an increase in the costs we incurred related to capacity costs.

On April 8, 2008, our board of directors approved an increase to our fuel factor adjustment rate, resulting in an increase to our total energy rate of approximately 6.4% effective April 1, 2008. This increase was implemented due to our continued rising energy costs and differences between actual costs incurred and anticipated costs upon which our rates were based.

Sales to Non-Members. Sales to non-members consist of sales of excess purchased and generated energy. We primarily sell excess energy to PJM under its rates for providing energy imbalance services. Non-member revenue decreased by $9.2 million or 33.7%, and $8.0 million, or 17.0%, in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The decrease is primarily due to a decrease in the volume of excess energy sales partially offset by an increase in the prices at which we sold excess energy to non-members. The volume of excess energy sales decreased 43.4% and 34.7% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Excess energy is sold at the prevailing market price at the time of the sale and is the result of changes in our purchased power portfolio, differences between actual and forecasted energy needs, as well as changes in market conditions.

Operating Expenses

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through (i) our interests in electric generating facilities which consist of a 50% interest in the Clover Power Station (“Clover”), an 11.6% interest in the North Anna Power Station (“North Anna”), our Louisa combustion turbine facility (“Louisa”), our Marsh Run combustion turbine facility (“Marsh Run”), our Rock Springs combustion turbine facility (“Rock Springs”), and our distributed generation facilities, and (ii) power purchases from third parties through power purchase contracts and spot purchases of power in the open market. Our energy supply for the three and six months ended June 30, 2008 and 2007, was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	582,168	19.1%	735,895	22.7%	1,388,365	21.1%	1,619,615	23.7%
North Anna	461,530	15.2	399,557	12.3	900,035	13.6	819,576	12.0
Louisa	44,752	1.5	26,564	0.8	62,183	0.9	39,800	0.6
Marsh Run	51,398	1.7	35,185	1.1	73,798	1.1	67,489	1.0
Rock Springs	16,099	0.5	15,723	0.5	16,803	0.3	16,532	0.2
Distributed generation	93	—	44	—	155	—	157	—

Total generated	1,156,040	38.0	1,212,968	37.4	2,441,339	37.0	2,563,169	37.5

Purchased:
Total purchased	1,884,246	62.0	2,029,803	62.6	4,152,839	63.0	4,276,301	62.5

Total available energy	3,040,286	100.0%	3,242,771	100.0%	6,594,178	100.0%	6,839,470	100.0%

We satisfy the majority of our member distribution cooperatives’ capacity requirements and less than half of their energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run and Rock Springs. We purchase capacity and energy from the market to supply the remaining needs of our member distribution cooperatives.

Our operating expenses are significantly affected by the extent to which we purchase power and, relatedly, the availability of our base load generating facilities, Clover and North Anna. Base load generating facilities generally have relatively high fixed costs. Clover and North Anna operate with relatively low variable costs as compared to Louisa, Marsh Run and Rock Springs. When either Clover or North Anna is off-line, we must purchase replacement energy from either Virginia Electric and Power Company (“Virginia Power”) or from the market. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are more significantly affected by the operations of Clover and North Anna than by our combustion turbine facilities. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they have relatively high variable costs. As a result, we operate them only when the market price of energy makes their operation economical or when their operation is required by PJM for system reliability purposes. The output of Clover and North Anna for the three and six months ended June 30, 2008 and 2007, as a percentage of the maximum net dependable capacity rating of the facilities was as follows:

	Clover				North Anna
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Unit 1	60.6%	76.4%	72.8%	85.4%	101.1%	100.1%	101.3%	99.6%
Unit 2	63.4	75.4	74.5	84.5	100.6	71.3	95.5	77.6
Combined	62.0	75.9	73.7	85.0	100.9	85.7	98.4	88.6

Clover. During the three and six months ended June 30, 2008, Clover Unit 1 was off-line for 18.5 days for scheduled maintenance outages. During the three and six months ended June 30, 2008, Clover Unit 2 was off-line for 11.5 days and 14.5 days, respectively, for scheduled maintenance outages. During the six months ended June 30, 2008, Clover Unit 1 was off-line for three days for unscheduled maintenance outages and Clover Unit 2 was off-line for a half day for an unscheduled maintenance outage. During the three and six months ended June 30, 2008, Clover Unit 2 was operating at half load capability for 13 days due to an equipment issue. During the three and six months ended June 30, 2007, Clover Units 1 and 2 were off-line for 14 days and 13 days, respectively, for scheduled maintenance outages. Clover Units 1 and 2 experienced minor unscheduled outages for the three and six months ended June 30, 2007.

North Anna. During the six months ended June 30, 2008, North Anna Unit 2 was off-line for nine days for unscheduled maintenance outages. During the three and six months ended June 30, 2007, North Anna Unit 2 was off-line for 22 days and 36 days, respectively, for a scheduled refueling and maintenance outage. During the six months ended June 30, 2007, North Anna Unit 1 was off-line for one day for an unscheduled maintenance outage. During the three and six months ended June 30, 2007, North Anna Unit 2 was off-line for two days for unscheduled maintenance outages.

Combustion turbine facilities. During the three and six months ended June 30, 2008, and 2007, the operational availability of our Louisa, Marsh Run and Rock Springs combustion turbine facilities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Louisa	97.1%	89.3%	98.3%	94.1%
Marsh Run	99.3	96.3	97.5	98.0
Rock Springs	98.8	98.1	99.3	98.9

The components of our operating expenses for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Fuel	$35,847	$29,424	$71,517	$62,517
Purchased power	151,458	139,140	326,423	305,456
Deferred energy	5,420	9,213	8,362	(6,906)
Operations and maintenance	9,342	12,961	17,057	22,937
Administrative and general	9,120	8,521	19,125	16,613
Depreciation, amortization and decommissioning	9,668	9,407	19,303	18,824
Amortization of regulatory asset/(liability), net	140	712	(310)	893
Accretion of asset retirement obligations	771	733	1,542	1,465
Taxes other than income taxes	1,918	1,804	3,858	3,634

Total Operating Expenses	$223,684	$211,915	$466,877	$425,433

Aggregate operating expenses increased $11.8 million, or 5.6%, and $41.4 million, or 9.7%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, primarily due to changes in purchased power expense, deferred energy, and fuel expense slightly offset by a decrease in operations and maintenance expense.

Purchased power expense increased $12.3 million, or 8.9%, and $21.0 million, or 6.9%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, primarily due to increased capacity charges related to PJM’s implementation of RPM on June 1, 2007, and due to an increase in the average cost of purchased power partially offset by a decrease in the volume of purchased power. The increase in the average cost of purchased power is reflective of the timing of our forward energy purchases relative to the prevailing market prices at the time of those purchases.

Deferred energy expense decreased $3.8 million, or 41.2%, and increased $15.3 million, or 221.1%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. During the three months ended June 30, 2008, we over-collected $5.4 million in energy costs; whereas in the three months ended June 30, 2007, we over-collected $9.2 million in energy costs. During the six months ended June 30, 2008, we over-collected $8.4 million in energy costs as compared to an under-collection of $6.9 million for the same period in 2007.

Fuel expense increased $6.4 million, or 21.8%, and $9.0 million, or 14.4%, respectively, for the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to the increase in the average price of fuel as well as the increase in purchases of fuel oil and natural gas which are used to operate our combustion turbine facilities.

Operations and maintenance expense decreased $3.6 million, or 27.9%, and $5.9 million, or 25.6%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The decrease in operations and maintenance expense was primarily related to fewer scheduled maintenance and refueling outages at our operating facilities during 2008 as compared to 2007.

Other Items

Investment Income. Investment income decreased $1.0 million, or 28.4%, and $1.7 million, or 25.8%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, primarily due to lower interest income on investments in our nuclear decommissioning trust fund.

Interest Charges, net. The primary factors affecting our interest expense are scheduled annual payments of principal on our indebtedness, interest related to our potential liability associated with our dispute with Norfolk Southern Railway Company (“Norfolk Southern”), and capitalized interest.

The major components of interest charges, net for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(13,229)	$(13,623)	$(26,520)	$(27,236)
Other	(1,435)	(1,661)	(2,954)	(3,214)

Total Interest Charges	(14,664)	(15,284)	(29,474)	(30,450)
Allowance for borrowed funds used during construction	150	83	259	163

Interest Charges, net	$(14,514)	$(15,201)	$(29,215)	$(30,287)

Net Margin. Our net margin, which is a function of our total interest charges, remained relatively flat for the three and six months ended June 30, 2008, as compared to the same periods in 2007.

Financial Condition

The principal changes in our financial condition from December 31, 2007 to June 30, 2008, were caused by increases in deposits and accounts payable—deposits, regulatory liabilities, accounts payable, investments—unrestricted investments and other, deferred charges—other and fuel stock, materials and supplies. These increases were slightly offset by the change in deferred energy. Deposits and accounts payable—deposits increased by $48.9 million as a result of the increase in the amount of deposits posted by our counterparties in accordance with the terms of our respective master power purchase and sale agreements with them. As of August 7, 2008, the deposits and accounts payable- deposits balance was zero. Regulatory liabilities increased $38.4 million primarily due to the increase in the fair value of our natural gas futures contracts. Accounts payable increased $20.6 million as a result of increased purchased power expense as compared to the prior year. Investments—unrestricted investments and other increased $15.7 related to additional cash invested due to cash provided by operations. Deferred charges—other increased $13.3 million as a result of the increase in the fair value of our forward purchased power contracts and natural gas futures. Fuel stock, materials and supplies increased $12.9 million related to an increase in our coal inventory. Deferred energy changed $8.4 million due to the over-collection of energy costs in the first six months of 2008.

Liquidity and Capital Resources

Operations. Historically, our operating cash flows have been sufficient to meet our short- and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. During the first six months of 2008 and 2007, our operating activities provided cash flow of $77.5 million and $97.8 million, respectively. Operating activities in the first six months of 2008 were primarily impacted by changes in current liabilities, regulatory assets and liabilities, and current assets. Current liabilities increased $79.2 million primarily related to a $48.9 million increase in accounts payable—deposits and a $20.6 million increase in accounts payable. Accounts payable—deposits, which includes accrued interest, increased as a result of the change in the amount of deposits posted by our counterparties in accordance with the terms of our respective master power purchase and sale agreements with them. Accounts payable increased $20.6 million related to an increase in purchased power expense as compared to year end. Regulatory assets and liabilities increased $40.2 million primarily due to the increase in the fair value of our natural gas futures contracts partially offset by the increase in the loss on our auction rate securities. Current assets increased by $69.7 million as a result of the $48.9 million increase in the amount of deposits posted by our counterparties in accordance with the terms of our respective master power purchase and sale agreements with them and the $12.9 million increase in fuel, materials and supplies primarily as a result of increased quantities of coal as compared to year end.

Financing Activities. In addition to liquidity from our operating activities, we maintain committed lines of credit and revolving credit facilities to cover short-term and medium-term funding needs. As of June 30, 2008, we had short-term committed variable rate lines of credit in an aggregate amount of $215.0 million. Additionally, we had two committed three-year revolving credit facilities totaling $125.0 million. At June 30, 2008 and 2007, we had no short-term borrowings or letters of credit outstanding under any of these arrangements. We expect that we will renew the majority of these working capital lines of credit and revolving credit facilities as they expire.

Investing Activities. Investing activities in the first six months of 2008 were primarily impacted by activity related to available for sale securities, electric plant additions for our generating facilities, the acquisition of approximately 100 miles of transmission lines located on the Eastern Shore of Virginia from Delmarva Power and Light, and interest earned on investments—unrestricted investments and other, and cash and cash equivalents.

Auction Rate Securities. As of December 31, 2007 and June 30, 2008, we had $33.8 million of principal invested in seven auction rate securities (“ARS’”). On these respective dates, the estimated fair value of our ARS was $31.9 million and $24.0 million.

ARS pay a variable rate of interest which resets periodically in connection with the auction to purchase or sell the securities. Generally, the periodic auctions provide owners of auction rate securities the opportunity to liquidate their investment at par value. In the event auctions are not fully subscribed, which auction agents describe as failed auctions, these securities are typically illiquid. In 2007, deteriorating conditions in the credit market resulted in our seven ARS experiencing failed auctions. These failed auctions resulted in the interest rates on these ARS resetting at a predetermined spread to LIBOR, which, depending on the security, has ranged from 100 basis points to 200 basis points. All of the ARS we owned at June 30, 2008, were rated “A-”, “A”, or “AA” by S&P, “Baa2”, “A3”, “A2”, “Aa3”, or “Aa2” by Moody’s, or “AA” by Fitch, Inc.

In the absence of liquidity provided by auctions, we rely on a third party to establish the estimated fair values of our ARS. It is our understanding that the estimated fair values of our ARS are determined with a valuation model that utilizes expected cash flow streams, assessments of credit quality, discount rates, and overall credit market liquidity, among other things.

At June 30, 2008, the $9.8 million difference between the principal of our ARS and the estimated fair value of our ARS was accounted for as a regulatory asset in accordance with SFAS No. 71. Future changes in the estimated fair value of our ARS will be accounted for in a similar manner. The estimated fair value of our ARS are included in Investments – unrestricted investments and other on our Condensed Consolidated Balance Sheet and are classified as available for sale.

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2008.

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

OLD DOMINION ELECTRIC COOPERATIVE

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Northern Virginia Electric Cooperative (“NOVEC”)

Over the past several years, we have had discussions and negotiations with NOVEC about changing the nature of its wholesale power contract from an all-requirements contract to a partial-requirements contract. See Part 1, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

On December 18, 2007, NOVEC filed a motion advising the United States Court of Appeals for the District of Columbia that NOVEC and ODEC are engaged in settlement negotiations and requested that proceedings be held in abeyance. On January 11, 2008, the court granted this motion but required NOVEC and ODEC to file status reports every 60 days. Status reports were filed on March 11, 2008, May 12, 2008, and July 11, 2008, and indicated that NOVEC and ODEC continue to be engaged in settlement negotiations. The court has also ordered that NOVEC and ODEC file motions to govern further proceedings in the case within 30 days of the end of the settlement negotiations. For further description of our legal proceedings related to NOVEC, see Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Norfolk Southern

We are a party to a contractual dispute with a fuel transportation supplier, Norfolk Southern. See Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. On January 15, 2008, ODEC, Virginia Power and Norfolk Southern filed a stipulated calculation in the case. A damage hearing was held on April 8, 2008, and the court entered its final order on April 17, 2008 in favor of Norfolk Southern. On July 8, 2008, we, along with Virginia Power filed a petition for appeal with the Supreme Court of Virginia and on July 29, 2008, Norfolk Southern filed its brief in opposition to our petition for appeal. We are pursuing an appeal with the Supreme Court of Virginia.

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

On July 30, 2008, we, along with Virginia Power, filed suit against Norfolk Southern in the Circuit Court of the City of Richmond, Virginia, seeking to recover $4.9 million, plus interest, for unauthorized fuel surcharges improperly collected by Norfolk Southern. We believe that the fuel surcharge conflicts with the payment provisions specified in the agreement that provides for the amounts payable for coal transportation services to Clover and the fuel surcharge is therefore inapplicable.

FERC Proceedings Related to Potential Reorganization

We have been engaged in proceedings at FERC relating to approvals for a potential reorganization. See Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. On July 1, 2008, FERC issued an order accepting the revised tariff sheets for filing, effective on the date of the consummation of ODEC’s potential reorganization and these proceedings are concluded.

Other Matters

Other than legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us. See “Legal Proceedings” in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

ITEM 5. OTHER INFORMATION

Lease of Clover Unit 1

In March 1996, we entered into a lease with an owner trust for the benefit of an investor in which we leased our interest in the Clover Power Station Unit 1 (“Clover Unit 1”) and related common facilities, subject to the lien of the Indenture, for a term extendable by the owner trust up to the full productive life of Clover Unit 1, and simultaneously entered into an approximately 21.8 year lease of the interest back to us. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Contingent Obligations and Off-Balance Sheet Arrangements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In connection with the lease and leaseback of Clover Unit 1, we issued a zero-coupon bond which was pledged as collateral to the trust formed for the benefit of the investor. The zero-coupon bond was insured by Ambac Assurance Corporation (“Ambac”). Under the terms of the arrangements relating to the transaction, we agreed to replace this collateral if the claims paying ability of Ambac fell below “AAA” as rated by Standard & Poor’s Ratings Services (“S&P”) or “Aaa” as rated by Moody’s Investors Service (“Moody’s”). On June 5, 2008, S&P lowered its rating of Ambac to “AA.” We are currently in discussions with the investor regarding a resolution to this matter, including an extension of the time period to replace or enhance this collateral.

NOVEC

We have been engaged in discussions with NOVEC regarding the possible termination of its wholesale power contract and its withdrawal as a member of ODEC. See “Possible Changes to Power Supply Agreements with Member Distribution Cooperatives–NOVEC” in Part 1of of our Annual Report on Form 10-K for the year ended December 31, 2007. We currently anticipate that we will enter into a separation arrangement with NOVEC in the third quarter of 2008. We would not consider any termination of NOVEC’s wholesale power contract or take any other action in connection with the resolution of our issues with NOVEC that we believe in any way could adversely affect our financial condition or that of our other member distribution cooperatives.

Environmental

We currently are required to comply with numerous federal, state and local laws and regulations relating to the protection of the environment. On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued an opinion vacating the Clean Air Interstate Rule (“CAIR”). CAIR required significant reductions of SO2 and NOx in the eastern United States, including Virginia and Maryland. The Environmental Protection Agency will now need to re-address these matters to determine future mandates with which we would need to comply.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 13, 2008	/s/ Robert L. Kees
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