Form 10-Q
period 2009-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2009-05-12
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant
In service	$1,567,118	$1,565,697
Less accumulated depreciation	(602,818)	(592,319)

	964,300	973,378
Nuclear fuel, at amortized cost	11,384	12,774
Construction work in progress	41,737	30,427

Net Electric Plant	1,017,421	1,016,579

Investments:
Nuclear decommissioning trust	63,516	69,239
Lease deposits	118,619	118,826
Unrestricted investments and other	3,870	11,064

Total Investments	186,005	199,129

Current Assets:
Cash and cash equivalents	80	12,025
Accounts receivable	4,903	7,560
Accounts receivable—deposits	21,005	5,201
Accounts receivable—members	72,982	93,888
Fuel, materials and supplies	37,192	36,852
Prepayments	2,803	3,101

Total Current Assets	138,965	158,627

Deferred Charges:
Regulatory assets	139,704	116,073
Other	37,716	15,337

Total Deferred Charges	177,420	131,410

Total Assets	$1,519,811	$1,505,745

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$322,404	$319,833
Non-controlling interest	12,938	12,787

Total Patronage capital and Non-controlling interest	335,342	332,620
Long-term debt	711,670	711,675

Total Capitalization	1,047,012	1,044,295

Current Liabilities
Long-term debt due within one year	22,917	22,917
Lines of credit	28,435	62,000
Accounts payable	73,294	87,918
Accounts payable—members	38,428	20,921
Accrued expenses	79,611	63,589
Deferred energy	8,399	2,440

Total Current Liabilities	251,084	259,785

Deferred Credits and Other Liabilities
Asset retirement obligations	63,055	62,238
Obligations under long-term leases	90,924	90,954
Regulatory liabilities	37,788	38,694
Other	29,948	9,779

Total Deferred Credits and Other Liabilities	221,715	201,665

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,519,811	$1,505,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Operating Revenues	$202,722	$259,235

Operating Expenses
Fuel	30,840	35,670
Purchased power	114,574	174,965
Deferred energy	5,959	2,942
Operations and maintenance	13,593	7,715
Administrative and general	9,359	10,005
Depreciation, amortization and decommissioning	10,243	9,635
Amortization of regulatory asset/(liability), net	(274)	(450)
Accretion of asset retirement obligations	818	771
Taxes, other than income taxes	2,029	1,940

Total Operating Expenses	187,141	243,193

Operating Margin	15,581	16,042

Other Expense, net	(440)	(86)
Investment Income	350	2,327
Interest Charges, net	(12,686)	(14,701)
Income Taxes	(83)	(235)

Net Margin Including Non-Controlling Interest	2,722	3,347
Non-Controlling Interest	(151)	(385)

Net Margin Attributable to Old Dominion Electric Cooperative	2,571	2,962
Patronage Capital—Beginning of Period	319,833	309,112

Patronage Capital—End of Period	$322,404	$312,074

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net Margin	$2,571	$2,962

Other Comprehensive Income:
Unrealized loss on derivative contracts	—	—

Other Comprehensive Income before Non-controlling interest	2,571	$2,962
Less: Non-controlling interest in comprehensive income	—	—

Comprehensive Income	$2,571	$2,962

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Operating Activities:
Net Margin	$2,571	$2,962
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and decommissioning	10,243	9,635
Other noncash charges	2,336	3,417
Non-controlling interest	151	385
Amortization of lease obligations	1,369	3,036
Interest on lease deposits	(955)	(2,997)
Change in current assets	7,717	21,201
Change in deferred energy	5,959	2,942
Change in current liabilities	18,905	918
Change in regulatory assets and liabilities	(11,602)	15,413
Change in deferred charges and credits	(1,937)	(8,542)

Net Cash Provided by Operating Activities	34,757	48,370

Financing Activities:
Obligations under long-term leases	(237)	(329)
Repayment on lines of credit	(33,565)	—

Net Cash Used for Financing Activities	(33,802)	(329)

Investing Activities:
Purchases of available for sale securities	—	(45,800)
Decrease in other investments	(18)	4,629
Electric plant additions	(12,882)	(4,307)
Acquisition of transmission assets	—	(5,306)

Net Cash Used for Investing Activities	(12,900)	(50,784)

Net Change in Cash and Cash Equivalents	(11,945)	(2,743)
Cash and Cash Equivalents—Beginning of Period	12,025	101,813

Cash and Cash Equivalents—End of Period	$80	$99,070

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2009, and our consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2009 and 2008. The consolidated results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Presentation. The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“ODEC “ or “we” or “our”) and TEC Trading, Inc. (“TEC”). We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland, and parts of West Virginia. During 2008, we had twelve Class A members. Effective December 31, 2008, one of these members, Northern Virginia Electric Cooperative (“NOVEC”) withdrew as a member. For additional information, see Note 1 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”), TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net assets consolidated were $12.9 million and $12.8 million at March 31, 2009, and December 31, 2008, respectively. The income taxes reported on our Statement of Revenues, Expenses and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

Our rates are set periodically by a formula that was accepted for filing by the Federal Energy Regulatory Commission (“FERC”), but are not regulated by the respective states’ public service commissions.

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

Norfolk Southern

We, along with Virginia Electric & Power Company (“Virginia Power”), are a party to a contractual dispute with a fuel transportation supplier, Norfolk Southern Railway Company (“Norfolk Southern”), in the Circuit Court of Halifax County, Virginia. The court entered its final order on April 17, 2008 in favor of Norfolk Southern awarding it $77.7 million in damages for the contract period from December 1, 2003 through November 30, 2007, and imposed prejudgment interest of approximately $8.5 million. If upheld, our share as of November 30, 2007, would be approximately $43.1 million and as of March 31, 2009, we estimate our share would be approximately $62.3 million. We, along with Virginia Power, filed a petition for appeal with the Supreme Court of Virginia and on July 29, 2008, Norfolk Southern filed its brief in opposition to our petition for appeal. On January 13, 2009, the Supreme Court of Virginia granted our petition for appeal. Briefing the court continued through March 2009, and oral arguments were presented on April 14, 2009. We are awaiting the Court’s decision.

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

On September 25, 2008, Norfolk Southern filed its brief in support of demurrer and special plea. On October 16, 2008, ODEC and Virginia Power filed their memorandum in opposition to Norfolk Southern’s demurrer and special plea. On October 23, 2008 Norfolk Southern filed its reply brief. On February 12, 2009, the judge issued a letter opinion asserting that certain facts were omitted in our original filing. On April 9, 2009, we filed an amended complaint to address certain factual assertions that the court deemed necessary. We are currently awaiting the hearing schedule.

For further description of our legal proceedings with Norfolk Southern, see Note 15 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

4.	Fair Value Measurements.

The FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value.

We utilize the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value, into three broad levels:

•

Level 1—Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. Instruments categorized in Level 1 primarily consist of financial instruments such as the majority of exchange-traded derivatives and securities held in our nuclear decommissioning trust funds.

•

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 primarily include non-exchange traded derivatives such as over-the-counter commodity forwards and swaps, and municipal bonds and short-term debt securities held in nuclear decommissioning trust funds.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (a)	$63,516	$63,516	$—	$—
Unrestricted investments and other (b)	2,176	—	—	2,176

Total Financial Assets	$65,692	$63,516	$—	$2,176

Derivatives (c)	$20,443	$20,443	$—	$—

Total Financial Liabilities	$20,443	$20,443	$—	$—

(a)	For additional information about our nuclear decommissioning trust see Note 7 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.
(b)

Unrestricted investments and other includes investments that were available for sale. As of December 31, 2008 and March 31, 2009, we had $22.3 million of principal invested in seven auction rate securities, two of which converted to preferred stock (“ARS”). As of March 31, 2009, we have an unrealized loss of $20.1 million related to these ARS which is recorded as a regulatory asset in accordance with SFAS No. 71. For additional information, see Notes 7 and 8 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K

(c)

Derivatives represent natural gas futures contracts. For additional information about our derivative financial instruments, refer to Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

The following table presents the net change in the assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the quarter ended March 31, 2009:

Three Months Ended March 31, 2009
(in thousands)
Balance at January 1, 2009	$9,467
Total realized and unrealized (losses):
Included in regulatory and other assets/liabilities	(7,291)
Purchases, issuances and settlements	—
Transfers out of Level 3	—

Balance at March 31, 2009	$2,176

The unrealized loss was reported in Regulatory Assets in our Consolidated Balance Sheet as of March 31, 2009.

5.	New Accounting Pronouncements.

SFAS No. 160:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). We adopted SFAS No. 160 as of January 1, 2009 and the presentation of the non-controlling interest in our financial statements is presented as a component of equity in accordance with the requirements of SFAS No. 160.

SFAS No. 161:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (a) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (b) the disclosure of derivative features that are credit risk-related; and (c) cross-referencing within the footnotes. We adopted SFAS 161 as of January 1, 2009.

We are exposed to market purchases of power and natural gas to meet the power supply needs of our member distribution cooperatives that are not met by our owned generation. To manage this exposure, we utilize derivative contracts. We purchase power under both long-term and short-term physically-delivered forward contracts to supply power to our member distribution cooperatives. These forward purchase contracts meet the accounting definition of a derivative; however, a majority of the forward purchase derivative contracts qualify for the normal purchases/normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, these contracts are not recorded at fair value and are not subject to the disclosure requirements of SFAS No. 161. We record purchased power expense when the power under the forward contract is delivered.

We also purchase natural gas futures to hedge the price of natural gas for the operation of our combustion turbine facilities and for use as a basis in determining the price of power in certain forward power purchase agreements. These derivatives do not qualify for the normal purchases/normal sales exception under SFAS No. 133 and we have not elected cash flow hedge accounting as allowed under SFAS No. 133. For these derivative contracts that do not qualify for the normal purchase/normal sales exception, we defer all gains and losses on a net basis as a regulatory asset or liability in accordance with SFAS No. 71. These amounts are subsequently reclassified as purchased power or fuel expense in our Consolidated Statements of Revenues, Expenses, and Patronage Capital as the power or fuel is delivered and/or the contract settles.

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

Changes in the fair value of our derivative instruments are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating section of our statement of cash flows.

As of March 31, 2009, excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding natural gas purchase contracts:

Commodity	Unit of Measure	Quantity
Natural Gas	MMBTU	9,240,000

As of March 31, 2009, the fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

Fair Value of Derivative Instruments

	Derivatives As of March 31, 2009
	Balance Sheet Location	Fair Value
		(in thousands)
Derivatives designated as hedging instruments under Statement 133

NYMEX contracts	Deferred credits and other liabilities-other	$20,443

Total derivatives designated as hedging instruments under Statement 133		$20,443

The Effect of Derivative Instruments on the Statement of Revenues, Expenses and Patronage Capital

for the Quarter Ended March 31, 2009

Derivatives in Statement 133 Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized within Regulatory Asset/Liability for Derivatives	Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income
	(in thousands)		(in thousands)
NYMEX contracts (1)	$(21,710)	Purchased power	$2,884
Other	—	Fuel	2

Total	$(21,710)		$2,886

(1)	Includes $1.3 million of loss on contracts designated for April 2009 that were physically sold in March and the impact on the Statement of Financial Position has been deferred until April 2009.

Credit-risk related contingent features:

We use hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power market price risks. Because we rely substantially on the purchase of energy from other power suppliers, we are exposed to the risk that counterparties will default in performance of their obligations to us. While we utilize ACES Power Marketing LLC to assist us in analyzing default risks of counterparties and other credit issues related to these purchases, and we may require our counterparties to post collateral with us, defaults may still occur. Defaults may take the form of failure to physically deliver the purchased energy or failure to pay. If this occurs, we may be forced to enter into alternative contractual arrangements or purchase energy in the forward, short-term or spot markets at then-current market prices that may exceed the prices previously agreed upon with the defaulting counterparty.

FSP SFAS 115-2:

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. The requirements of this FSP are effective for interim reporting periods ending after June 15, 2009. We do not expect that this FSP will have a material impact on our consolidated results of operations and financial position.

6.	Subsequent Event.

On April 14, 2009, our Board of Directors approved a decrease to our fuel factor adjustment rate, resulting in a decrease to our total energy rate of approximately 3.7%, effective April 1, 2009. This decrease was implemented due to the reduction in our realized as well as projected energy costs as a result of a decline in wholesale power market prices for electricity and natural gas.

7.	Reclassifications.

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

Critical Accounting Policies

As of March 31, 2009, there have been no significant changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, asset retirement obligations, and derivative contracts.

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“ODEC” or “we” or “our”) and TEC Trading, Inc. (“TEC”). See Note 2—Notes to Condensed Consolidated Financial Statements in Part 1, Item 1.

Overview

ODEC is a not-for-profit power supply cooperative owned entirely by its eleven Class A member distribution cooperatives and a Class B member, TEC. We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through a portfolio of resources including generating facilities, long-term and short-term physically-delivered forward power purchase contracts, and spot market purchases.

Our financial results for the quarter ended March 31, 2009, were significantly impacted by:

•	Change in the number of members we serve

•	Changes in the fair value of our natural gas futures contracts

•	Scheduled maintenance outages for both units at the Clover Power Station (“Clover”) and one unit at the North Anna Nuclear Power Station (“North Anna”)

•	Lower purchased power costs and volume

Results of Operations

Member Distribution Cooperatives

Beginning January 1, 2009, we serve eleven member distribution cooperatives and supply their power requirements. In 2008, we served these eleven member distribution cooperative plus another, Northern Virginia Electric Cooperative (“NOVEC”). On August 15, 2008, we entered into a settlement, release and withdrawal agreement (the “Withdrawal Agreement”) with NOVEC to end our power supply arrangement and to resolve all of our outstanding disputes with it. The Withdrawal Agreement resulted in the termination of NOVEC’s wholesale power contract with ODEC and the withdrawal of NOVEC as a member of ODEC effective as of December 31, 2008. For further description of NOVEC’s withdrawal, see Part 1, Item 1 “Business–Member Distribution Cooperatives–NOVEC” of our 2008 Annual Report on Form 10-K.

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

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenue from sales to:
Member distribution cooperatives	$193,258	$237,986
Non-members	9,464	21,249

Total revenues	$202,722	$259,235

Our energy sales in megawatt hours (“MWh”) to our member distribution cooperatives and non-members for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
	2009	2008
	(in MWh)
Energy sales to:
Member distribution cooperatives	2,442,838	3,208,577
Non-members	223,011	316,753

Total energy sales	2,665,849	3,525,330

Our energy sales in MWh to our member distribution cooperatives were 23.9% lower for the three months ended March 31, 2009, as compared to the same period in 2008, primarily as a result of the change in the number of member distribution cooperatives we served. See “Member Distribution Cooperatives” above. Excluding energy sales in MWh to NOVEC, our energy sales increased 3.2% for the three months ended March 31, 2009, as compared to the same period in 2008. This increase is due to increased energy needs mainly due to colder weather in the first three months of 2009 as compared to the first three months of 2008. Our energy sales in MWh to non-members were 29.6% lower for the three months ended March 31, 2009, as compared to the same period in 2008. Sales to non-members consist of sales of excess purchased and generated energy.

Our demand sales in megawatts (“MW”) to our member distribution cooperatives for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
	2009	2008
	(in MW)
Demand sales to Member distribution cooperatives	5,454	6,417

Our demand sales in MW to our member distribution cooperatives were 15.0% lower for the three months ended March 31, 2009, as compared to the same period in 2008, primarily as a result of the change in the number of member distribution cooperatives we served. See “Member Distribution Cooperatives” above. Excluding demand sales in MW to NOVEC, our demand sales increased 14.2% for the three months ended March 31, 2009, as compared to the same period in 2008. This increase is mainly due to changes in weather. During the first three months of 2009, we experienced colder weather than in first three months of 2008.

Sales to Member Distribution Cooperatives. Revenues from sales to our member distribution cooperatives are a function of our formulary rate for sales of power to our member distribution cooperatives and our member distribution cooperatives’ consumers’ requirements for power. Operating revenues on our Condensed Consolidated Statements of Revenues, Expenses and Patronage Capital reflect the actual capacity-related costs we incurred plus the energy costs that we collected during the quarter. Estimated capacity-related costs are collected during the period through the demand component of our formulary rate. Under our formulary rate, we make adjustments for the refund or recovery of amounts under our Margin Stabilization Plan. We adjust demand revenues and accounts payable–members or accounts receivable–members each quarter to reflect these adjustments. See “Critical Accounting Policies—Margin Stabilization Plan” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Revenues from sales to our member distribution cooperatives by formulary rate component and our average costs to our member distribution cooperatives in MWh for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenues from sales to member distribution cooperatives:
Base energy revenues	$43,626	$57,740
Fuel factor adjustment revenues	90,072	116,812

Total energy revenues	133,698	174,552
Demand (capacity) revenues	59,560	63,434

Total revenues from sales to member distribution cooperatives	$193,258	$237,986

Average costs to member distribution cooperatives (per MWh)	$79.11	$74.17

Growth in the number of consumers and growth in consumers’ requirements for power significantly affect our member distribution cooperatives’ requirements for power. Factors affecting our member distribution cooperatives’ consumers’ requirements for power include weather, the economy, and residential and commercial growth. See “Consumers Requirements for Power” in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Three Months Ended March 31, 2009 compared to Three Months ended March 31, 2008

Total revenues from sales to our member distribution cooperatives for the three months ended March 31, 2009, decreased $44.7 million, or 18.8%, over the same period in 2008, primarily as a result of the change in the number of member distribution cooperatives we served. See “Member Distribution Cooperatives” above. Excluding NOVEC’s sales in 2008, total revenues from sales to our member distribution cooperatives for the three months ended March 31, 2009, increased $17.0 million or 9.6%.

Our total energy rate (including our base energy rate and our fuel factor adjustment rate) was relatively flat during the three months ended March 31, 2009, as compared to the same period in 2008. We decreased our fuel factor adjustment rate effective April 1, 2009, resulting in a decrease to our total energy rate of approximately 3.7%.

The capacity costs we incurred, and thus the capacity-related revenues we reflected pursuant to the formulary rate, for the three months ended March 31, 2009, as compared to the same period in 2008, decreased $3.9 million, or 6.1%, related to decreased capacity charges.

Our average costs to member distribution cooperatives per MWh increased $4.94 per MWh, or 6.7%, for the three months ended March 31, 2009, as compared to the same period in 2008.

Sales to Non-Members. Sales to non-members consist of sales of excess purchased energy and sales of excess generated energy. We primarily sell excess energy to PJM under its rates for providing energy imbalance services. Non-member revenue decreased $11.8 million, or 55.5%, in the three months ended March 31, 2009. The decrease in non-member revenue for the three months ended March 31, 2009, is due to a decrease in the volume of excess energy sales and a decrease in the prices at which we sold excess energy to non-members. Excess energy is sold at the prevailing market price at the time of sale and is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, as well as changes in market conditions.

Operating Expenses

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through (i) our interests in electric generating facilities which consist of a 50% interest in Clover, an 11.6% interest in

North Anna, our Louisa combustion turbine facility (“Louisa”), our Marsh Run combustion turbine facility (“Marsh Run”), our

Rock Springs combustion turbine facility (“Rock Springs”), and our distributed generation facilities, and (ii) power purchases from third parties through power purchase contracts and forward, short-term and spot market energy purchases. Our energy supply for the three months ended March 31, 2009 and 2008, was as follows:

	Three Months Ended March 31,
	2009		2008
	(in MWh and percentages)
Generated:
Clover	726,654	27.1%	806,197	22.7%
North Anna	397,543	14.8	438,505	12.3
Louisa	16,714	0.6	17,431	0.5
Marsh Run	18,786	0.7	22,400	0.7
Rock Springs	293	—	704	—
Distributed Generation	3	—	62	—

Total Generated	1,159,993	43.2	1,285,299	36.2
Purchased:
Total Purchased	1,522,853	56.8	2,268,593	63.8

Total Available Energy	2,682,846	100.0%	3,553,892	100.0%

We satisfy the majority of our member distribution cooperatives’ capacity requirements and less than half of their energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run, and Rock Springs. We purchase capacity and energy from the market to supply the remaining needs of our member distribution cooperatives.

Our operating expenses are significantly affected by the extent to which we purchase power and, relatedly, the availability of our base load generating facilities, Clover and North Anna. Base load generating facilities generally have relatively high fixed costs. Clover and North Anna operate with relatively low variable costs as compared to Louisa, Marsh Run and Rock Springs. When either Clover or North Anna is off-line, we purchase replacement energy from either Virginia Power or from the market. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are more significantly affected by the operations of Clover and North Anna than by our combustion turbine facilities. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they have relatively high variable costs; and as a result we will operate them only when the market price of energy makes their operation economical or when their operation is required by PJM for system reliability purposes. The output of Clover and North Anna for the three months ended March 31, 2009 and 2008, as a percentage of the maximum net dependable capacity rating of the facilities was as follows:

	Clover		North Anna
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Unit 1	76.4%	84.8%	74.4%	101.4%
Unit 2	78.7	85.6	101.4	90.4
Combined	77.6	85.2	87.9	95.9

The scheduled and unscheduled outages for Clover for the three months ended March 31, 2009 and 2008, were as follows:

	Scheduled Outages Three Months Ended March 31,		Unscheduled Outages Three Months Ended March 31,
	2009	2008	2009	2008
	(in days)		(in days)
Unit 1	14.0	—	1.0	3.1
Unit 2	11.0	3.0	—	—

Combined	25.0	3.0	1.0	3.1

The scheduled and unscheduled outages for North Anna for the three months ended March 31, 2009 and 2008, were as follows:

	Scheduled Outages Three Months Ended March 31,		Unscheduled Outages Three Months Ended March 31,
	2009	2008	2009	2008
	(in days)		(in days)
Unit 1	23.9	—	—	—
Unit 2	—	—	—	8.7

Combined	23.9	—	—	8.7

Combustion turbine facilities. During the three months ended March 31, 2009 and 2008, the operational availability of our Louisa, Marsh Run and Rock Springs combustion turbine facilities was as follows:

	Three Months Ended March 31,
	2009	2008
Louisa	99.1%	99.5%
Marsh Run	98.7	95.8
Rock Springs	90.5	99.8

The components of our operating expenses for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Fuel	$30,840	$35,670
Purchased power	114,574	174,965
Deferred energy	5,959	2,942
Operations and maintenance	13,593	7,715
Administrative and general	9,359	10,005
Depreciation, amortization and decommissioning	10,243	9,635
Amortization of regulatory asset/(liability), net	(274)	(450)
Accretion of asset retirement obligations	818	771
Taxes, other than income taxes	2,029	1,940

Total Operating Expenses	$187,141	$243,193

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008:

Aggregate operating expenses decreased $56.1 million, or 23.0%, for the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to the decrease in purchased power and fuel partially offset by an increase in operations and maintenance expense.

Purchased power expense decreased $60.4 million, or 34.5%, for the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to decreased purchased power needs due to NOVEC’s departure as of December 31, 2008. For the three months ended March 31, 2009, our owned generation resources met 43.2% of our members power needs versus 36.2% for the three months ended March 31, 2008.

Fuel expense decreased $4.8 million, or 13.5%, for the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to the decreased coal usage as a result of scheduled maintenance outages during the three months ended March 31, 2009 for both units at Clover.

Operations and maintenance expense increased $5.9 million, or 76.2%, as compared to the same period in 2008. In the first quarter of 2009 there were planned maintenance outages at Clover for both Units 1 and 2 and for Unit 1 at North Anna and accordingly expense was higher.

Other Items

Investment Income. Investment income decreased $2.0 million, or 85.0%, for the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to lower investment balances as well as lower interest rates on our investments.

Interest Charges, net. The primary factors affecting our interest expense are scheduled annual payments of principal on our indebtedness, interest related to our potential liability associated with our dispute with Norfolk Southern Railway Company (“Norfolk Southern”), and capitalized interest. Also, in December of 2008, we retired $108.6 million of bonds and the related unamortized discount of $52.5 million, which resulted in decreased interest expense on long-term debt beginning in 2009.

The major components of interest charges, net for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Interest expense on long-term debt	$(11,921)	$(13,291)
Other	(933)	(1,519)

Total Interest Charges	(12,854)	(14,810)
Allowance for borrowed funds used during construction	168	109

Interest Charges, net	$(12,686)	$(14,701)

Net Margin. Our net margin, which is a function of our total interest charges, remained relatively flat for the three months ended March 31, 2009, as compared to the same period in 2008.

Financial Condition

The principal changes in our financial condition from December 31, 2008 to March 31, 2009, were caused by decreases in lines of credit, accounts receivable–members, accounts payable, investments–other, and investments–nuclear decommissioning fund, substantially offset by increases in regulatory assets, accounts receivable–deposits, accounts payable–members and accrued expenses. Amounts outstanding under our lines of credit decreased $33.6 million reflecting our decreased need to borrow funds under our existing lines of credit. Accounts receivable–members decreased $20.9 million as a result of lower sales in March 2009 as compared to December 2008. Accounts payable decreased $14.6 million related to decreased purchased power requirements in March 2009 as compared to December 2008. Investments–other decreased $7.2 million due to the decrease in the market value of auction rate securities. Investments–nuclear decommissioning fund decreased $5.7 million related to the decrease in the fair value of the funds. Regulatory assets increased $23.6 million related to the decrease in the fair value of our natural gas futures contracts and the decrease in the fair value of our auction rate securities. Accounts receivable–deposits increased $15.8 million due to the increase in the amount of collateral we were required to post with our counterparties. Accounts payable–members increased $17.5 million primarily related to the $11.3 million increase in prepayments. Accrued expenses increased $16.0 million primarily as a result of increased interest payable and accrued transportation costs related to our dispute with Norfolk Southern.

Liquidity and Capital Resources

Operations. Historically, our operating cash flows have been sufficient to meet our short-term and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. During the first three months of 2009 and 2008, our operating activities provided cash flow of $34.8 million and $48.4 million, respectively. Operating activities in the first three months of 2009 were primarily impacted by changes in current assets, current liabilities, and regulatory assets and liabilities. Current assets changed $7.7 million primarily related to a decrease in the accounts receivable–members balance. Current liabilities changed $18.9 million primarily related to an increase in accrued interest. Regulatory assets and liabilities changed $11.6 primarily due to the decrease in the fair value of our natural gas futures contracts.

Financing Activities. In addition to liquidity from our operating activities, we maintain committed lines of credit and revolving credit facilities to cover short-term and medium-term funding needs. As of March 31, 2009, we had short-term committed variable rate lines of credit in an aggregate amount of $215.0 million. Additionally, we had two committed three-year revolving credit facilities totaling $125.0 million. At March 31, 2009, we had $28.4 million of short-term borrowings outstanding under these arrangements. At March 31, 2008 we had no short-term borrowings or letters of credit outstanding under any of these arrangements. We renewed the $25.0 million line of credit with Branch Banking and Trust Company of Virginia and it has an expiration date of April 30, 2010. We are in the process of renewing the $70.0 million line of credit with JPMorgan Chase Bank, N.A. which expires on June 4, 2009. We expect that we will renew the two remaining working capital lines of credit facilities as they expire. We also renewed the committed three year revolving credit facility with National Rural Utilities Cooperative Finance Corporation and increased the amount to $75.0 million. This credit facility expires April 15, 2012.

Investing Activities. Investing activities in the first three months of 2009 were primarily impacted by activity related to electric plant additions for our generating facilities, and interest earned on investments—unrestricted investments and other, and cash and cash equivalents.

Auction Rate Securities. As of March 31, 2009 and December 31, 2008, we had $22.3 million of principal invested in seven securities, all of which were originally issued as auction rate securities and two of which have converted to preferred stock, (“ARS”). The estimated fair value of our ARS was $2.2 million as of March 31, 2009, and was $9.5 million as of December 31, 2008.

ARS pay a variable rate of interest which resets periodically in connection with the auction to purchase or sell the securities. Generally, the periodic auctions provide owners of auction rate securities the opportunity to liquidate their investment at par value. In the event auctions are not fully subscribed, which auction agents describe as failed auctions, these securities are typically illiquid. In 2007, deteriorating conditions in the credit market resulted in our seven ARS experiencing failed auctions. These failed auctions resulted in the interest rates on these ARS resetting at a predetermined spread above LIBOR, which, depending on the security, has ranged from 100 basis points to 200 basis points. As of May 4, 2009, all of the ARS we owned were rated between “BB+,” and “AA” by S&P, and between “Caa3” and “A3” by Moody’s.

In the absence of liquidity provided by auctions, we rely on a third party to establish the estimated fair values of our ARS. It is our understanding that the estimated fair values of our ARS are determined with a valuation model that utilizes expected cash flow streams, assessments of credit quality, discount rates, and overall credit market liquidity, among other things.

The following represents changes in our ARS, principal and fair value, for the quarter ended March 31, 2009:

	Principal	Fair Value
	(in thousands)
ARS at December 31, 2008 (1)	$22,320	$9,467
Decline in market value (2)	—	(7,291)

ARS at March 31, 2009 (1)	$22,320	$2,176

(1)	Recorded on Consolidated Balance Sheet in Investments–Unrestricted investments and other, are classified as available for sale.
(2)	Recorded on Consolidated Balance Sheet in Deferred Charges–Regulatory assets.

The cumulative $20.1 million difference between the principal of our ARS and the estimated fair value of our ARS was accounted for as a regulatory asset in accordance with SFAS No. 71. Future changes in the estimated fair value of our ARS will be accounted for in a similar manner.

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2009.

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

OLD DOMINION ELECTRIC COOPERATIVE

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Norfolk Southern

We are a party to a contractual dispute with a fuel transportation supplier, Norfolk Southern in the Circuit Court of Halifax County, Virginia. The court entered its final order on April 17, 2008 in favor of Norfolk Southern awarding it $77.7 million in damages for the contract period from December 1, 2003 through November 30, 2007, and imposed prejudgment interest of approximately $8.5 million. If upheld, our share as of November 30, 2007, would be approximately $43.1 million and as of March 31, 2009, we estimate our share would be approximately $62.3 million. We, along with Virginia Power, filed a petition for appeal with the Supreme Court of Virginia and on July 29, 2008, Norfolk Southern filed its brief in opposition to our petition for appeal. On January 13, 2009, the Supreme Court of Virginia granted our petition for appeal. Briefing the court continued through March 2009, and oral arguments were presented on April 14, 2009. We are awaiting the Court’s decision.

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

On September 25, 2008, Norfolk Southern filed its brief in support of demurrer and special plea. On October 16, 2008, ODEC and Virginia Power filed their memorandum in opposition to Norfolk Southern’s demurrer and special plea. On October 23, 2008, Norfolk Southern filed its reply brief. On February 12, 2009, the judge issued a letter opinion asserting that certain facts were omitted in our original filing. On April 9, 2009, we filed an amended complaint to address certain factual assertions that the court deemed necessary. We are currently awaiting the hearing schedule.

For further description of our legal proceedings for Norfolk Southern, see Part 1, Item 3 of our 2008 Annual Report on   Form 10-K.

FERC Proceedings

On March 4, 2009, PJM filed a request for limited waiver from its Tariff under Section 207(a)(5) of the FERC’s Rules of Practice and Procedure. The waiver would allow PJM to allocate Auction Revenue Rights (“ARR”) to ODEC and NOVEC as provided for in the Withdrawal Agreement among NOVEC and ODEC as opposed to the ARR allocation provisions in PJM’s Tariff. On March 9, 2009, ODEC filed an intervention in support of PJM’s filed request and requested an expedited ruling by April 3, 2009. Also on March 9, 2009, FERC issued a notice of filing establishing a comment date of March 17, 2009. On March 17, 2009, NOVEC intervened in opposition to PJM’s filed request. On April 3, 2009, ODEC filed a Complaint under Sections 206 and 306 of the Federal Power Act seeking, among other things, an order directing PJM to enforce the ARR allocation provisions in the Termination Agreement and requesting fast-track processing of the Complaint. That same day FERC issued an order denying PJM’s request for a waiver from its Tariff finding that PJM did not require a limited waiver to allocate the ARR as provided for in the Withdrawal Agreement. Subsequently, on April 9, 2009, we filed a request to defer the Section 206 and 306 filings and on April 17, 2009, FERC granted the motion to defer. On May 6, 2009, after no parties made requests for rehearing, we filed a notice of withdrawal of our Complaint under Sections 206 and 306 of the Federal Power Act.

For further description of our legal proceedings for the FERC Proceedings, see “Other FERC Proceedings” in Part 1, Item 3 of our 2008 Annual Report on Form 10-K.

Other Matters

Other than legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which could affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5. OTHER INFORMATION

On May 4, 2009, two of our member distribution cooperatives, Rappahannock Electric Cooperative, (“Rappahannock”) and Shenandoah Valley Electric Cooperative (“Shenandoah Valley”), entered into separate asset purchase agreements with The Potomac Edison Company (“Potomac Edison”) to purchase Potomac Edison’s electric distribution operations in Virginia. The potential acquisitions would add approximately 102,000 additional customers to the service territory of Rappahannock and Shenandoah Valley combined. The acquisition is expected to be complete by the end of 2009, pending the required state and federal regulatory approvals among other closing conditions. The power needs of this additional service territory may be met by us.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 12, 2009	/s/ Robert L. Kees
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