Form 10-Q
period 2009-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2009-08-13
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant
In service	$1,568,949	$1,565,697
Less accumulated depreciation	(612,363)	(592,319)

	956,586	973,378
Nuclear fuel, at amortized cost	15,886	12,774
Construction work in progress	40,219	30,427

Net Electric Plant	1,012,691	1,016,579

Investments:
Nuclear decommissioning trust	72,676	69,239
Lease deposits	86,058	118,826
Unrestricted investments and other	4,250	11,064

Total Investments	162,984	199,129

Current Assets:
Cash and cash equivalents	4,422	12,025
Accounts receivable	916	7,560
Accounts receivable–deposits	14,052	5,201
Accounts receivable–members	65,463	93,888
Fuel, materials and supplies	50,970	36,852
Prepayments	2,298	3,101

Total Current Assets	138,121	158,627

Deferred Charges:
Regulatory assets	125,383	116,073
Other	28,180	15,337

Total Deferred Charges	153,563	131,410

Total Assets	$1,467,359	$1,505,745

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$324,987	$319,833
Non-controlling interest	13,108	12,787

Total Patronage capital and Non-controlling interest	338,095	332,620
Long-term debt	711,664	711,675

Total Capitalization	1,049,759	1,044,295

Current Liabilities
Long-term debt due within one year	22,917	22,917
Lines of credit	48,574	62,000
Accounts payable	44,857	87,918
Accounts payable – members	31,164	20,921
Accrued expenses	72,054	63,589
Deferred energy	16,462	2,440

Total Current Liabilities	236,028	259,785

Deferred Credits and Other Liabilities
Asset retirement obligations	63,872	62,238
Obligations under long-term leases	58,655	90,954
Regulatory liabilities	37,224	38,694
Other	21,821	9,779

Total Deferred Credits and Other Liabilities	181,572	201,665

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,467,359	$1,505,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Operating Revenues	$168,938	$239,141	$371,660	$498,376

Operating Expenses
Fuel	27,969	35,847	58,809	71,517
Purchased power	82,203	151,458	196,777	326,423
Deferred energy	8,062	5,420	14,022	8,362
Operations and maintenance	12,436	9,342	26,028	17,057
Administrative and general	9,856	9,120	19,215	19,125
Depreciation, amortization and decommissioning	10,240	9,668	20,483	19,303
Amortization of regulatory asset/(liability), net	68	140	(206)	(310)
Accretion of asset retirement obligations	817	771	1,635	1,542
Taxes, other than income taxes	2,009	1,918	4,038	3,858

Total Operating Expenses	153,660	223,684	340,801	466,877

Operating Margin	15,278	15,457	30,859	31,499

Other Expense, net	(442)	(33)	(882)	(119)
Investment Income	697	2,597	1,047	4,924
Interest Charges, net	(12,666)	(14,514)	(25,352)	(29,215)
Income Taxes	(114)	(219)	(197)	(454)

Net Margin Including Non-controlling Interest	2,753	3,288	5,475	6,635
Non-controlling Interest	(170)	(356)	(321)	(741)

Net Margin Attributable to Old Dominion Electric Cooperative	2,583	2,932	5,154	5,894
Patronage Capital—Beginning of Period	322,404	312,074	319,833	309,112

Patronage Capital—End of Period	$324,987	$315,006	$324,987	$315,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Operating Activities:
Net Margin	$5,154	$5,894
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and decommissioning	20,483	19,303
Other non-cash charges	4,817	6,784
Non-controlling interest	321	741
Amortization of lease obligations	2,737	6,078
Interest on lease deposits	(1,920)	(6,000)
Change in current assets	12,903	(69,677)
Change in deferred energy	14,022	8,362
Change in current liabilities	(24,353)	79,233
Change in regulatory assets and liabilities	(7,100)	40,167
Change in deferred charges and credits	(258)	(13,341)

Net Cash Provided by Operating Activities	26,806	77,544

Financing Activities:
Obligations under long-term leases	(236)	(330)
Repayment on lines of credit	(13,426)	—

Net Cash Used for Financing Activities	(13,662)	(330)

Investing Activities:
Purchases of available for sale securities	—	(45,800)
Proceeds from sale of available for sale securities	—	23,600
Decrease in other investments	(415)	5,308
Electric plant additions	(20,332)	(11,869)
Acquisition of transmission assets	—	(5,306)

Net Cash Used for Investing Activities	(20,747)	(34,067)

Net Change in Cash and Cash Equivalents	(7,603)	43,147
Cash and Cash Equivalents—Beginning of Period	12,025	101,813

Cash and Cash Equivalents—End of Period	$4,422	$144,960

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2009, and our consolidated results of operations, comprehensive income, and cash flows for the three and six months ended June 30, 2009 and 2008. The consolidated results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Presentation. The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“ODEC “ or “we” or “our”) and TEC Trading, Inc. (“TEC”). We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland, and parts of West Virginia. During 2008, we had twelve Class A members. Effective December 31, 2008, one of these members, Northern Virginia Electric Cooperative, withdrew as a member. For additional information, see Note 1 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.

We do not have any comprehensive income for the periods presented.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”), TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net assets consolidated were $13.1 million and $12.8 million at June 30, 2009, and December 31, 2008, respectively. The income taxes reported on our Statement of Revenues, Expenses and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

Norfolk Southern

We and Virginia Electric and Power Company (“Virginia Power”), are a party to a contractual dispute with a fuel transportation supplier, Norfolk Southern Railway Company (“Norfolk Southern”), in the Circuit Court of Halifax County, Virginia. The court entered its final order on April 17, 2008, in favor of Norfolk Southern awarding it $77.7 million in damages for the contract period from December 1, 2003 through November 30, 2007, and imposed prejudgment interest of approximately $8.5 million. If upheld, our share as of November 30, 2007, would be approximately $43.1 million and as of June 30, 2009, we estimate our share would be approximately $65.9 million. We, along with Virginia Power, appealed the Circuit Court’s order to the Supreme Court of Virginia. Following oral arguments on April 14, 2009, we are awaiting the Court’s decision.

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

On July 30, 2008, we, along with Virginia Power, filed a separate suit against Norfolk Southern in the Circuit Court of the City of Richmond, Virginia, seeking to recover $4.9 million, plus interest, for unauthorized fuel surcharges improperly collected by Norfolk Southern under our coal transportation agreement. Our portion of this claim is $2.5 million, excluding interest. We believe that the fuel surcharge conflicts with the payment provisions specified in the agreement.

On September 25, 2008, Norfolk Southern filed its brief in support of demurrer and special plea. On October 16, 2008, we and Virginia Power filed our memorandum in opposition to Norfolk Southern’s demurrer and special plea. On October 23, 2008, Norfolk Southern filed its reply brief. On February 12, 2009, the judge issued a letter opinion asserting that certain facts were omitted in our original filing. On April 9, 2009, we filed an amended complaint to address certain factual assertions that the court deemed necessary. On July 24, 2009, the judge overruled Norfolk Southern’s demurrer. Once the order overruling Norfolk Southern’s demurrer is entered by the court, Norfolk Southern will have 15 days to file an answer to the amended complaint. Thereafter, the parties will set the matter for trial and proceed with discovery.

For further description of our legal proceedings with Norfolk Southern, see Note 15 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

4.	Fair Value Measurements.

The FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (a)	$72,676	$72,676	$—	$—
Unrestricted investments and other (b)	2,536	—	—	2,536

Total Financial Assets	$75,212	$72,676	$—	$2,536

Derivatives (c)	$12,567	$12,567	$—	$—

Total Financial Liabilities	$12,567	$12,567	$—	$—

(a)	For additional information about our nuclear decommissioning trust see Note 7 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.
(b)

Unrestricted investments and other includes investments that were available for sale. As of December 31, 2008 and June 30, 2009, we had $22.3 million of principal invested in seven auction rate securities, two of which converted to preferred stock (“ARS”). As of June 30, 2009, we have an unrealized loss of $19.8 million related to these ARS which is recorded as a regulatory asset in accordance with SFAS No. 71. For additional information, see Notes 7 and 8 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

(c)

Derivatives represent natural gas futures contracts. For additional information about our derivative financial instruments, refer to Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

The following table presents the net change in the assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the six months ended June 30, 2009:

Six Months Ended June 30, 2009
(in thousands)
Balance at January 1, 2009	$9,467
Total realized and unrealized (losses):
Included in regulatory and other assets/liabilities	(6,931)
Purchases, issuances and settlements	—
Transfers out of Level 3	—

Balance at June 30, 2009	$2,536

5.	New Accounting Pronouncements.

SFAS No. 160:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). We adopted SFAS No. 160 as of January 1, 2009 and the presentation of the non-controlling interest in our financial statements is presented as a component of equity in accordance with the requirements of SFAS No. 160.

SFAS No. 161:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (a) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (b) the disclosure of derivative features that are credit risk-related; and (c) cross-referencing within the footnotes. We adopted SFAS 161 as of January 1, 2009.

We are exposed to market purchases of power and natural gas to meet the power supply needs of our member distribution cooperatives that are not met by our owned generation. To manage this exposure, we utilize derivative contracts. We purchase power under both long-term and short-term physically-delivered forward contracts to supply power to our member distribution cooperatives. These forward purchase contracts meet the accounting definition of a derivative; however, a majority of the forward purchase derivative contracts qualify for the normal purchases/normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). As a result, these contracts are not recorded at fair value and are not subject to the disclosure requirements of SFAS No. 161. We record purchased power expense when the power under the forward contract is delivered.

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

As of June 30, 2009, excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding natural gas purchase contracts:

Commodity	Unit of Measure	Quantity
Natural Gas	MMBTU	9,240,000

As of June 30, 2009, the fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

Fair Value of Derivative Instruments

	Derivatives As of June 30, 2009
	Balance Sheet Location	Fair Value
		(in thousands)
Derivatives designated as hedging instruments under SFAS No. 133

NYMEX contracts	Deferred credits and other liabilities-other	$12,567

Total derivatives designated as hedging instruments under SFAS No. 133		$12,567

The Effect of Derivative Instruments on the Statement of Revenues, Expenses and Patronage Capital

for the Three and Six Months Ended June 30, 2009

Derivatives in SFAS No. 133 Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized within Regulatory Asset/Liability for Derivatives as of June 30, 2009	Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended June 30, 2009	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Six Months Ended June 30, 2009
	(in thousands)		(in thousands)
NYMEX contracts (1)	$(16,026)	Purchased power	$(3,281)	$(6,165)
Other	—	Fuel	(2,916)	(2,918)

Total	$(16,026)		$(6,197)	$(9,083)

(1)

Includes approximately $3.5 million of loss on contracts designated for July 2009 that were physically sold in June and the impact on the Statement of Financial Position has been deferred until July 2009.

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

FSP SFAS No. 115-2:

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS No. 115-2”) which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. We adopted FSP SFAS No. 115-2 in the second quarter of 2009. There was no impact on our financial statements for FSP SFAS No. 115-2 due to our intent to dispose of the securities before the anticipated recovery; however in accordance with FSP SFAS No. 115-2 we have expanded our disclosure below.

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
				(in thousands)
June 30, 2009

Nuclear Decommissioning Trust (1)
Debt securities	Available for sale	$38,469	$—	$(5,546)	$32,923	$32,923
Equity securities	Available for sale	46,051	—	(6,404)	39,647	39,647
Cash and other	Available for sale	106	—	—	106	106

Total Nuclear Decommissioning Trust		$84,626	$—	$(11,950)	$72,676	$72,676

Lease Deposits (2)
Government obligations	Held to maturity	86,058	158	(6,825)	79,391	86,058

Total Lease Deposits		$86,058	$158	$(6,825)	$79,391	$86,058

Unrestricted Investments (3)
Debt securities	Available for sale	$2,387	$—	$—	$2,387	$2,387
Equity securities	Available for sale	149	—	—	149	149

Total Unrestricted Investments		$2,536	$—	$—	$2,536	$2,536

Other
Equity securities	Available for sale	$62	$—	$(16)	$46	$46
Non-marketable equity investments	Equity	1,668	—	—	1,668	1,668

Total Other		$1,730	$—	$(16)	$1,714	$1,714

				Total Carrying Value		$162,984

December 31, 2008

Nuclear Decommissioning Trust (1)
Debt securities	Available for sale	$37,227	$—	$(7,345)	$29,882	$29,882
Equity securities	Available for sale	47,071	—	(7,855)	39,216	39,216
Cash and other	Available for sale	141	—	—	141	141

Total Nuclear Decommissioning Trust		$84,439	$—	$(15,200)	$69,239	$69,239

Lease Deposits (2)
Debt securities	Held to maturity	$34,021	$—	$—	$34,021	$34,021
Government obligations	Held to maturity	84,805	285	(270)	84,820	84,805

Total Lease Deposits		$118,826	$285	$(270)	$118,841	$118,826

Unrestricted Investments (3)
Debt securities	Available for sale	$8,397	$—	$—	$8,397	$8,397
Equity securities	Available for sale	1,070	—	—	1,070	1,070

Total Unrestricted Investments		$9,467	$—	$—	$9,467	$9,467

Other
Equity securities	Available for sale	$46	$—	$(17)	$29	$29
Non-marketable equity investments	Equity	1,568	—	—	1,568	1,568

Total Other		$1,614	$—	$(17)	$1,597	$1,597

				Total Carrying Value		$199,129

(1)	Investments in the Nuclear Decommissioning Trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. Realized and unrealized gains and losses related to assets held in the Nuclear Decommissioning Trust are deferred as a regulatory asset or liability.
(2)	Investments in Lease Deposits are restricted for the use of funding our future lease obligations.
(3)	The cost represents investments in auction rate securities and preferred stock with a par value of $33.8 million that have been written down by $24.4 million due to the $11.5 million recognition of a loss and the $12.9 million market value adjustment. We have deferred the $19.8 million and $12.9 million as of June 30, 2009 and December 31, 2008, respectively as a regulatory asset in accordance with SFAS No. 71.

Contractual maturities of unrestricted debt securities at June 30, 2009, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for Sale	$—	$—	$—	$2,387	$2,387
Held to Maturity	—	—	—	—	—

	$—	$—	$—	$2,387	$2,387

SFAS No. 165:

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 in the quarter ended June 30, 2009. We have evaluated subsequent events through August 13, 2009. On August 10, 2009, our Board of Directors approved a decrease to our fuel factor adjustment rate, resulting in a decrease to our total energy rate of approximately 5.7%, effective August 1, 2009. This decrease was implemented due to the continued reduction in our realized as well as projected energy costs.

SFAS No. 168:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

6.	Reclassifications.

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

Critical Accounting Policies

As of June 30, 2009, there have been no significant changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, and accounting for asset retirement obligations and derivative contracts.

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

Our financial results for the three and six months ended June 30, 2009, were significantly impacted by:

•	Change in the number of members we serve

•	Milder than usual weather resulting in reduced demand for energy;

•	Scheduled maintenance outages for both units at the Clover Power Station (“Clover”) and one unit at the North Anna Nuclear Power Station (“North Anna”)

•	Lower purchased power costs and volume

•	Acquisition of a loan and liquidation of an investment related to the lease and leaseback of our interest in Clover Unit 1 and the resulting defeasance of the loan

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

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenue from sales to:
Member distribution cooperatives	$157,129	$221,130	$350,387	$459,116
Non-members	11,809	18,011	21,273	39,260

Total revenues	$168,938	$239,141	$371,660	$498,376

Our energy sales in megawatt hours (“MWh”) to our member distribution cooperatives and non-members for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	1,843,402	2,731,972	4,286,240	5,940,549
Non-members	388,877	293,057	611,888	609,810

Total energy sales	2,232,279	3,025,029	4,898,128	6,550,359

Our energy sales in MWh to our member distribution cooperatives were 32.5% and 27.8% lower for the three and six months ended June 30, 2009, as compared to the same periods in 2008, primarily as a result of the change in the number of member distribution cooperatives we served. See “Member Distribution Cooperatives” above. Excluding energy sales in MWh to NOVEC, our energy sales decreased 4.7% for the three months ended June 30, 2009, as compared to the same period in 2008. This decrease is due to decreased energy needs mainly as a result of milder weather in the three months ended June 30, 2009 as compared to the same period in 2008. Excluding energy sales in MWh to NOVEC, our energy sales were relatively flat for the six months ended June 30, 2009, as compared to the same period in 2008. Our energy sales in MWh to non-members were 32.7% higher for the three months ended June 30, 2009, as compared to the same period in 2008. Our energy sales in MWh to non-members were relatively flat for the six months ended June 30, 2009, as compared to the same period in 2008. Sales to non-members consist of sales of excess purchased and generated energy.

Our demand sales in megawatts (“MW”) to our member distribution cooperatives for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in MW)		(in MW)
Demand sales to member distribution cooperatives	3,586	5,428	9,040	11,845

Our demand sales in MW to our member distribution cooperatives were 33.9% and 23.7% lower for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily as a result of the change in the number of member distribution cooperatives we served. See “Member Distribution Cooperatives” above. Excluding demand sales in MW to NOVEC, our demand sales decreased 5.1% for the three months ended June 30, 2009, as compared to the same period in 2008. This decrease is mainly due to changes in weather. During the three months ended June 30, 2009, we experienced milder weather than in the same period in 2008. Excluding demand sales in MW to NOVEC, our demand sales increased 5.7% for the six months ended June 30, 2009, as compared to the same period in 2008. This increase is mainly due to colder weather experienced in the first quarter of 2009 partially offset by milder weather experienced in the second quarter of 2009 as compared to the same periods in 2008.

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

Revenues from sales to our member distribution cooperatives by formulary rate component and our average costs to our member distribution cooperatives in MWh for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenue from sales to member distribution cooperatives:
Base energy revenues	$32,912	$49,235	$76,538	$106,975
Fuel factor adjustment revenues	64,278	108,986	154,350	225,798

Total energy revenues	97,190	158,221	230,888	332,773
Demand (capacity) revenues	59,939	62,909	119,499	126,343

Total Revenues	$157,129	$221,130	$350,387	$459,116

Average costs to member distribution cooperatives (per MWh)	$85.24	$80.94	$81.75	$77.29

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

Three and Six Months Ended June 30, 2009 compared to Three and Six Months Ended June 30, 2008:

Total revenues from sales to our member distribution cooperatives for the three and six months ended June 30, 2009, decreased $64.0 million, or 28.9%, and decreased $108.7 million, or 23.7%, respectively, as compared to the same periods in 2008 primarily as a result of the change in the number of member distribution cooperatives we served. See “Member Distribution Cooperatives” above. Excluding NOVEC’s sales in 2008, total revenues from sales to member distribution cooperatives for the three months ended June 30, 2009, were relatively flat and for six months ended June 30, 2009, increased 5.5%.

Our total energy rate (including our base energy rate and our fuel factor adjustment rate) was 9.0% and 3.8% lower during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. We decreased our fuel factor adjustment rate effective January 1, 2009, resulting in a decrease to our total energy rate of approximately 8.2%. We decreased our fuel factor adjustment rate again effective April 1, 2009, resulting in an additional decrease to our total energy rate of approximately 3.7%. These decreases are due to the lower energy costs we have incurred recently. Since NOVEC’s departure, we are able to satisfy more of our member distribution cooperatives’ energy needs through our owned generation, which generally are lower cost resources than energy we purchase.

The capacity costs we incurred, and thus the capacity-related revenues we reflected pursuant to the formulary rate, decreased $3.0 million, or 4.7%, and $6.8 million, or 5.4%, for the three and six months ended June 30, 2009, respectively, as compared to the same period in 2008, primarily due to decreased capacity charges. The decreased capacity charges are a function of the reduction in the amount of capacity which was purchased for the first six months of 2009 as compared to the same period in 2008. Due to the departure of NOVEC, our capacity requirements declined.

Our average costs to member distribution cooperatives per MWh increased $4.30, or 5.3%, and $4.46, or 5.8%, per MWh, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

Sales to Non-Members. Sales to non-members consist of sales of excess purchased energy and sales of excess generated energy. We primarily sell excess energy to PJM under its rates for providing energy imbalance services. Non-member revenue decreased by $6.2 million or 34.4%, and $18.0 million, or 45.8%, in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. For the three months ended June 30, 2009, the decrease is due to a reduction in the prices at which we sold excess energy to non-members partially offset by an increase in the volume of excess energy sales. The volume of excess energy sales increased 32.7% for the three months ended June 30, 2009, as compared to the same period in 2008. For the six months ended June 30, 2009, the decrease is due to a decrease in the prices at which we sold excess energy to non-members. The volume of excess energy sales was relatively flat for the six months ended June 30, 2009, as compared to the same period in 2008. Excess energy is sold at the prevailing market price at the time of the sale and is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, as well as changes in market conditions.

Operating Expenses

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through (i) our interests in electric generating facilities which consist of a 50% interest in Clover, an 11.6% interest in North Anna, our Louisa combustion turbine facility (“Louisa”), our Marsh Run combustion turbine facility (“Marsh Run”), our Rock Springs combustion turbine facility (“Rock Springs”), and our distributed generation facilities, and (ii) power purchases from third parties through power purchase contracts and forward, short-term and spot market energy purchases. Our energy supply for the three and six months ended June 30, 2009 and 2008, was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	621,556	27.6%	582,168	19.1%	1,348,210	27.3%	1,388,365	21.1%
North Anna	456,168	20.2	461,530	15.2	853,711	17.3	900,035	13.6
Louisa	9,658	0.4	44,752	1.5	26,372	0.5	62,183	0.9
Marsh Run	7,851	0.4	51,398	1.7	26,637	0.5	73,798	1.1
Rock Springs	7,551	0.3	16,099	0.5	7,844	0.2	16,803	0.3
Distributed generation	4	—	93	—	7	—	155	—

Total generated	1,102,788	48.9	1,156,040	38.0	2,262,781	45.8	2,441,339	37.0

Purchased:
Total purchased	1,153,230	51.1	1,884,246	62.0	2,676,083	54.2	4,152,839	63.0

Total available energy	2,256,018	100.0%	3,040,286	100.0%	4,938,864	100.0%	6,594,178	100.0%

We satisfy the majority of our capacity requirements and less than half of our energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run and Rock Springs. We purchase capacity and energy from the market to supply the remaining needs of our member distribution cooperatives.

Our operating expenses are significantly affected by the extent to which we purchase power and, relatedly, the availability of our base load generating facilities, Clover and North Anna. Base load generating facilities generally have relatively high fixed costs. Clover and North Anna operate with relatively low variable costs as compared to Louisa, Marsh Run and Rock Springs. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they have relatively high variable costs. As a result, we operate them only when the market price of energy makes their operation economical or when their operation is required by PJM for system reliability purposes. Our operating expenses, and consequently our rates to our member distribution cooperatives, are more significantly affected by the operations of Clover and North Anna than by our combustion turbine facilities. The output of Clover and North Anna for the three and six months ended June 30, 2009 and 2008, as a percentage of the maximum net dependable capacity rating of the facilities was as follows:

	Clover				North Anna
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Unit 1	88.9%	60.6%	82.7%	72.8%	99.6%	101.1%	86.8%	101.3%
Unit 2	42.6	63.4	60.6	74.5	100.3	100.6	100.8	95.5
Combined	65.8	62.0	71.7	73.7	100.0	100.9	93.8	98.4

The scheduled and unscheduled outages for Clover for the three and six months ended June 30, 2009 and 2008, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in days)		(in days)		(in days)		(in days)
Unit 1	—	18.5	14.0	18.5	1.9	0.2	2.9	3.3
Unit 2	42.1	11.5	53.1	14.5	3.5	0.6	3.5	0.6

Combined	42.1	30.0	67.1	33.0	5.4	0.8	6.4	3.9

The scheduled and unscheduled outages for North Anna for the three and six months ended June 30, 2009 and 2008, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in days)		(in days)		(in days)		(in days)
Unit 1	1.2	—	25.1	—	—	—	—	—
Unit 2	—	—	—	—	—	—	—	8.7

Combined	1.2	—	25.1	—	—	—	—	8.7

Combustion turbine facilities. During the three and six months ended June 30, 2009, and 2008, the operational availability of our Louisa, Marsh Run and Rock Springs combustion turbine facilities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Louisa	97.6%	97.1%	98.4%	98.3%
Marsh Run	100.0	99.3	99.4	97.5
Rock Springs	97.7	98.8	94.1	99.3

The components of our operating expenses for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Fuel	$27,969	$35,847	$58,809	$71,517
Purchased power	82,203	151,458	196,777	326,423
Deferred energy	8,062	5,420	14,022	8,362
Operations and maintenance	12,436	9,342	26,028	17,057
Administrative and general	9,856	9,120	19,215	19,125
Depreciation, amortization and decommissioning	10,240	9,668	20,483	19,303
Amortization of regulatory asset/(liability), net	68	140	(206)	(310)
Accretion of asset retirement obligations	817	771	1,635	1,542
Taxes other than income taxes	2,009	1,918	4,038	3,858

Total Operating Expenses	$153,660	$223,684	$340,801	$466,877

Aggregate operating expenses decreased $70.0 million, or 31.3%, and $126.1 million, or 27.0%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily due to the decrease in purchased power expense and fuel expense slightly offset by an increase in operations and maintenance expense and deferred energy.

Purchased power expense decreased $69.3 million, or 45.7%, and $129.6 million, or 39.7%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily due to decreased purchased power needs due to NOVEC’s departure as of December 31, 2008. For the three and six months ended June 30, 2009, our owned generation resources met 48.9% and 45.8%, respectively, of our members power needs versus 38.0% and 37.0% for the three and six months ended June 30, 2008, respectively.

Fuel expense decreased $7.9 million, or 22.0%, and $12.7 million, or 17.8%, respectively, for the three and six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to the decrease in the dispatch of our combustion turbine facilities and decreased coal usage as a result of scheduled maintenance outages during the three months ended June 30, 2009 for Clover Unit 2 and for both units at Clover during the six months ended June 30, 2009.

Deferred energy expense increased $2.6 million, or 48.7%, and $5.7 million, or 67.7%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. During the three months ended June 30, 2009, we over-collected $8.1 million in energy costs; whereas in the three months ended June 30, 2008, we over-collected $5.4 million in energy costs. During the six months ended June 30, 2009, we over-collected $14.0 million in energy costs as compared to an over-collection of $8.4 million for the same period in 2008.

Operations and maintenance expense increased $3.1 million, or 33.1%, and $9.0 million, or 52.6%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increase in operations and maintenance expense was primarily related to scheduled maintenance and refueling outages at our operating facilities during 2009 as compared to 2008.

Other Items

Investment Income. Investment income decreased $1.9 million, or 73.2%, and $3.9 million, or 78.7%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily due to lower investment balances as well as lower interest rates on our investments.

Interest Charges, net. The primary factors affecting our interest expense are scheduled annual payments of principal on our indebtedness, interest related to our potential liability associated with our dispute with Norfolk Southern Railway Company (“Norfolk Southern”), and capitalized interest. See “Legal Proceedings” in Part II, Item 1. Also, in December of 2008, we retired $108.6 million of bonds and the related unamortized discount of $52.5 million, which resulted in decreased interest expense on long-term debt beginning in 2009.

The major components of interest charges, net for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(11,930)	$(13,229)	$(23,851)	$(26,520)
Other	(985)	(1,435)	(1,918)	(2,954)

Total Interest Charges	(12,915)	(14,664)	(25,769)	(29,474)
Allowance for borrowed funds used during construction	249	150	417	259

Interest Charges, net	$(12,666)	$(14,514)	$(25,352)	$(29,215)

Net Margin. Our net margin, which is a function of our total interest charges, remained relatively flat for the three and six months ended June 30, 2009, as compared to the same periods in 2008.

Financial Condition

The principal changes in our financial condition from December 31, 2008 to June 30, 2009, were caused by decreases in accounts payable, lease deposits and obligations under long-term leases, accounts receivable–members, and lines of credit, partially offset by increases in fuel, materials and supplies, and the change in deferred energy. Accounts payable decreased $43.1 million related to decreased purchased power requirements in June 2009 as compared to December 2008. Lease deposits and obligations under long-term leases decreased $32.8 million and $32.3 million, respectively, related to our acquisition of a loan and liquidation of an investment related to the lease and leaseback of our interest in Clover Unit 1 and the resulting defeasance of the loan. Accounts receivable–members decreased $28.4 million as a result of lower sales in June 2009 as compared to December 2008. Amounts outstanding under our lines of credit decreased $13.4 million reflecting our decreased need to borrow funds under our existing lines of credit. Fuel, materials and supplies increased $14.1 million primarily related to increased coal inventory as a result of Clover’s scheduled maintenance outages. Deferred energy changed $14.0 million due to the over-collection of energy costs during the first six months of 2009.

Liquidity and Capital Resources

Operations. Historically, our operating cash flows have been sufficient to meet our short- and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. During the first six months of 2009 and 2008, our operating activities provided cash flow of $26.8 million and $77.5 million, respectively. Operating activities in the first six months of 2009 were primarily impacted by changes in current liabilities, deferred energy, and current assets. Current liabilities changed $24.4 million primarily related to a $43.1 million decrease in accounts payable, a $10.2 million increase in accounts payable–members and an $8.5 million increase in accrued expenses. Deferred energy changed $14.0 million due to the over-collection of energy costs during the first six months of 2009. Current assets changed by $12.9 million as a result of the $14.1 million increase in fuel, materials and supplies, and the $8.9 million increase in accounts receivable–deposits, offset by the $28.4 million decrease in accounts receivable–members and the $6.6 million decrease in accounts receivable.

Financing Activities. In addition to liquidity from our operating activities, we maintain committed lines of credit and revolving credit facilities to cover short-term and medium-term funding needs. As of June 30, 2009, we had short-term committed variable rate lines of credit in an aggregate amount of $215.0 million. Additionally, we had two committed three-year revolving credit facilities totaling $150.0 million. At June 30, 2009, we had $48.6 million of short-term borrowings outstanding under these arrangements. At June 30, 2008 we had no short-term borrowings or letters of credit outstanding under any of these arrangements. We renewed the $70.0 million line of credit with JPMorgan Chase Bank, N.A. and extended the maturity to June 3, 2010.

Investing Activities. Investing activities in the first six months of 2009 were primarily impacted by activity related to electric plant additions for our generating facilities.

Auction Rate Securities. As of June 30, 2009 and December 31, 2008, we had $22.3 million of principal invested in seven securities, all of which were originally issued as auction rate securities and two of which have converted to preferred stock (“ARS”). The estimated fair value of our ARS was $2.5 million as of June 30, 2009, and was $9.5 million as of December 31, 2008.

ARS pay a variable rate of interest which resets periodically in connection with the auction to purchase or sell the securities. Generally, the periodic auctions provide owners of auction rate securities the opportunity to liquidate their investment at par value. In the event auctions are not fully subscribed, which auction agents describe as failed auctions, these securities are typically illiquid. In 2007, deteriorating conditions in the credit market resulted in our seven ARS experiencing failed auctions. These failed auctions resulted in the interest rates on these ARS resetting at a predetermined spread above LIBOR, which, depending on the security, has ranged from 100 basis points to 200 basis points. As of August 5, 2009, all of the ARS we owned were rated between “C” and “A+” by S&P, and between “Ca” and “A3” by Moody’s.

In the absence of liquidity provided by auctions, we rely on a third party to establish the estimated fair values of our ARS. It is our understanding that the estimated fair values of our ARS are determined with a valuation model that utilizes expected cash flow streams, assessments of credit quality, discount rates, and overall credit market liquidity, among other things.

The following represents changes in our ARS, principal and fair value, for the three and six months ended June 30, 2009:

	Principal	Fair Value
	(in thousands)
ARS at December 31, 2008 (1)	$22,320	$9,467
Decline in market value (2)	—	(7,291)

ARS at March 31, 2009 (1)	$22,320	$2,176

Increase in market value (2)		360

ARS at June 30, 2009 (1)	$22,320	$2,536

(1)	Recorded on Consolidated Balance Sheet in Investments–Unrestricted investments and other, and classified as available for sale.
(2)	Recorded on Consolidated Balance Sheet in Deferred Charges–Regulatory assets.

The cumulative $19.8 million difference between the principal of our ARS and the estimated fair value of our ARS was accounted for as a regulatory asset in accordance with SFAS No. 71. Future changes in the estimated fair value of our ARS will be accounted for in a similar manner.

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2009.

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

OLD DOMINION ELECTRIC COOPERATIVE

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Norfolk Southern

We and Virginia Power are a party to a contractual dispute with a fuel transportation supplier, Norfolk Southern, in the Circuit Court of Halifax County, Virginia. The court entered its final order on April 17, 2008 in favor of Norfolk Southern awarding it $77.7 million in damages for the contract period from December 1, 2003 through November 30, 2007, and imposed prejudgment interest of approximately $8.5 million. If upheld, our share as of November 30, 2007, would be approximately $43.1 million and as of June 30, 2009, we estimate our share would be approximately $65.9 million. We, along with Virginia Power, appealed the Circuit Court’s order to the Supreme Court of Virginia. Following oral arguments on April 14, 2009, we are awaiting the Court’s decision.

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

On July 30, 2008, we, along with Virginia Power, filed a separate suit against Norfolk Southern in the Circuit Court of the City of Richmond, Virginia, seeking to recover $4.9 million, plus interest, for unauthorized fuel surcharges improperly collected by Norfolk Southern under our coal transportation agreement. Our portion of this claim is $2.5 million, excluding interest. We believe that the fuel surcharge conflicts with the payment provisions specified in the agreement.

On September 25, 2008, Norfolk Southern filed its brief in support of demurrer and special plea. On October 16, 2008, we and Virginia Power filed our memorandum in opposition to Norfolk Southern’s demurrer and special plea. On October 23, 2008, Norfolk Southern filed its reply brief. On February 12, 2009, the judge issued a letter opinion asserting that certain facts were omitted in our original filing. On April 9, 2009, we filed an amended complaint to address certain factual assertions that the court deemed necessary. On July 24, 2009, the judge overruled Norfolk Southern’s demurrer. Once the order overruling Norfolk Southern’s demurrer is entered by the court, Norfolk Southern will have 15 days to file an answer to the amended complaint. Thereafter, the parties will set the matter for trial and proceed with discovery.

For further description of our legal proceedings for Norfolk Southern, see Part 1, Item 3 of our 2008 Annual Report on   Form 10-K.

Other Matters

Other than legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us. See “Legal Proceedings” in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

ITEM 5. OTHER INFORMATION

In March 1996, we entered into a lease and leaseback of our undivided interest in Clover Power Station Unit 1. In this transaction, we leased our undivided interest in the facility to an owner trust for the benefit of an investor for the full productive life of the unit in exchange for a one-time rental payment of $315.0 million at the beginning of the lease. Immediately after the lease to the owner trust, we leased the unit and common facilities back for a term of 21.8 years and agreed to make periodic rental payments to the owner trust.

The owner trust financed a portion of the one-time rental payment with a loan, referred to as the “B Loan.” On March 24, 2006, the owner trust prepaid the outstanding B Loan at that time and entered into a new B Loan, on substantially the same terms and conditions as the prior B Loan, with FGIC Capital Services LLC (“FGIC Capital”). As part of that refinancing, we purchased an investment insured by Financial Guaranty Insurance Company (“FGIC”). Distributions from this investment were to fund a portion of our annual rent obligation and a portion of the fixed purchase price if we were to choose to exercise that option at the end of the term of the leaseback. On June 26, 2009, we acquired the outstanding B Loan from FGIC Capital at an acquisition price of $33.0 million. The acquisition of the B loan resulted in the defeasance of the loan, thus it was removed from Obligations under long-term leases on our balance sheet. We funded the majority of this purchase price by liquidating the FGIC-insured investment, which provided $32.9 million, thus reducing Lease deposits on our balance sheet. Neither our periodic rental payments nor our fixed purchase price option were adjusted as a result of our acquisition of the B Loan; however, on each rental payment date a portion of the periodic rental payments equal to the debt service payable on the B Loan will be paid to us as the holder of the B Loan. In addition, if we elect the fixed purchase price option, the portion of the purchase price equal to the outstanding principal balance on the B Loan will be paid to us as holder of the B Loan. To facilitate this transaction, we paid the investor a one-time fee of $1.9 million, which was recorded as a regulatory asset.

For further discussion of this lease and leaseback transaction, see “Properties – Clover – Lease of Clover Unit 1” in Item 2 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Clover Leases and – Significant Contingent Obligations – Lease of Clover Unit 1” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 6. EXHIBITS

10.1	Investment agreement early termination and loan certificate assignment agreement
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 13, 2009	/s/ Robert L. Kees
Robert L. Kees
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Investment agreement early termination and loan certificate assignment agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350