Form 10-Q
period 2010-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2010-08-11
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(in thousands)
	(unaudited)

ASSETS:
Electric Plant
In service	$1,592,624	$1,578,459
Less accumulated depreciation	(646,570)	(630,600)

	946,054	947,859
Nuclear fuel, at amortized cost	16,412	13,519
Construction work in progress	62,017	46,995

Net Electric Plant	1,024,483	1,008,373

Investments:
Nuclear decommissioning trust	85,341	85,437
Lease deposits	88,333	87,052
Unrestricted investments and other	3,954	3,587

Total Investments	177,628	176,076

Current Assets:
Cash and cash equivalents	40,228	6,278
Accounts receivable	5,209	264
Accounts receivable – deposits	4,500	3,800
Accounts receivable – members	85,188	72,716
Fuel, materials and supplies	44,226	49,290
Prepayments and other	3,103	3,521

Total Current Assets	182,454	135,869

Deferred Charges:
Regulatory assets	118,620	97,864
Other	19,806	21,730

Total Deferred Charges	138,426	119,594

Total Assets	$1,522,991	$1,439,912

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$334,094	$329,520
Non-controlling interest	13,152	13,178

Total Patronage capital and Non-controlling interest	347,246	342,698
Long-term debt	473,725	688,736

Total Capitalization	820,971	1,031,434

Current Liabilities
Long-term debt due within one year	237,917	22,917
Lines of credit	—	26,954
Accounts payable	84,992	48,966
Accounts payable – members	66,500	29,004
Interest rate hedge	21,191	—
Accrued expenses	6,061	4,659
Deferred energy	52,491	38,740

Total Current Liabilities	469,152	171,240

Deferred Credits and Other Liabilities
Asset retirement obligations	66,194	64,543
Obligations under long-term leases	62,705	60,612
Regulatory liabilities	88,092	96,456
Other	15,877	15,627

Total Deferred Credits and Other Liabilities	232,868	237,238

Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$1,522,991	$1,439,912

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Operating Revenues	$184,063	$168,938	$359,720	$371,660

Operating Expenses
Fuel	39,829	27,969	68,252	58,809
Purchased power	92,433	82,203	183,957	196,777
Deferred energy	5,680	8,062	13,751	14,022
Operations and maintenance	9,463	12,436	18,361	26,028
Administrative and general	10,184	9,856	22,789	19,215
Depreciation, amortization and decommissioning	10,343	10,240	20,677	20,483
Amortization of regulatory asset/(liability), net	732	68	1,699	(206)
Accretion of asset retirement obligations	842	817	1,651	1,635
Taxes, other than income taxes	2,229	2,009	4,310	4,038

Total Operating Expenses	171,735	153,660	335,447	340,801

Operating Margin	12,328	15,278	24,273	30,859

Other Expense, net	(429)	(442)	(871)	(882)
Investment Income	1,051	697	2,347	1,047
Interest Charges, net	(10,570)	(12,666)	(21,208)	(25,352)
Income Taxes	1	(114)	7	(197)

Net Margin Including Non-controlling Interest	2,381	2,753	4,548	5,475
Non-controlling Interest	2	(170)	26	(321)

Net Margin Attributable to Old Dominion Electric Cooperative	2,383	2,583	4,574	5,154
Patronage Capital—Beginning of Period	331,711	322,404	329,520	319,833

Patronage Capital—End of Period	$334,094	$324,987	$334,094	$324,987

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Operating Activities:
Net Margin	$4,574	$5,154
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and decommissioning	20,677	20,483
Other non-cash charges	5,033	4,817
Non-controlling interest	(26)	321
Amortization of lease obligations	2,093	2,737
Interest on lease deposits	(1,281)	(1,920)
Change in current assets	(12,635)	12,903
Change in deferred energy	13,751	14,022
Change in current liabilities	74,924	(24,353)
Change in regulatory assets and liabilities	(6,259)	(7,100)
Change in deferred charges and credits	2,717	(258)

Net Cash Provided by Operating Activities	$103,568	$26,806

Financing Activities:
Obligations under long-term leases	—	(236)
Draws on lines of credit	84,632	351,167
Repayment on lines of credit	(111,586)	(364,593)

Net Cash Used for Financing Activities	(26,954)	(13,662)

Investing Activities:
Increase in other investments	(1,940)	(415)
Electric plant additions	(40,724)	(20,332)

Net Cash Used for Investing Activities	(42,664)	(20,747)

Net Change in Cash and cash equivalents	33,950	(7,603)
Cash and cash equivalents—Beginning of Period	6,278	12,025

Cash and cash equivalents—End of Period	$40,228	$4,422

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2010, and our consolidated results of operations, and cash flows for the three and six months ended June 30, 2010 and 2009. The consolidated results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Presentation. The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“ODEC” or “we” or “our”) and TEC Trading, Inc. (“TEC”). We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland, and parts of West Virginia. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.

We do not have any other comprehensive income for the periods presented.

In accordance with Consolidation accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net assets consolidated were $13.2 million at June 30, 2010, and December 31, 2009. The income taxes reported on our Statement of Revenues, Expenses and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of June 30, 2010 and December 31, 2009:

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$85,341	$85,341	$—	$—
Unrestricted investments and other (2)(3)	2,233	51	—	2,182

Total Financial Assets	$87,574	$85,392	$—	$2,182

Derivatives – gas and power (4)	$7,700	$7,700	$—	$—
Derivative – interest rate hedge (5)	21,191	—	21,191	—

Total Financial Liabilities	$28,891	$7,700	$21,191	$—

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$85,437	$85,437	$—	$—
Unrestricted investments and other (2)(3)	1,869	56	—	1,813

Total Financial Assets	$87,306	$85,493	$—	$1,813

Derivatives – gas/power (4)	$6,904	$6,152	$752	$—

Total Financial Liabilities	$6,904	$6,152	$752	$—

(1)	For additional information about our nuclear decommissioning trust see Note 7 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.
(2)	Unrestricted investments and other includes investments that were available for sale and classified as level 1 related to equity securities.
(3)

Unrestricted investments and other includes investments that were available for sale and classified as level 3. As of June 30, 2010 and December 31, 2009, we had $17.3 million of principal invested in six auction rate security investments and preferred stock (“ARS”). As of June 30, 2010 and December 31, 2009, we had an unrealized loss of $15.1 million and $15.5 million, respectively, related to these ARS which was recorded as a regulatory asset in accordance with Accounting for Regulated Operations. For additional information, see Notes 7 and 8 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

(4)

Derivatives – gas and power represent natural gas futures contracts and purchased power contracts. For additional information about our derivative financial instruments, refer to Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

(5)

Derivative – interest rate hedge represents the fair value of the interest rate hedge. On May 14, 2010, we entered into an interest rate hedge with an initial notional amount of $300.0 million and a settlement rate tied to the 30-year U.S. Treasury bond. At June 30, 2010, the fair value of this interest rate hedge was a liability of $21.2 million, which is recorded on our balance sheet as a current liability.

The following table presents the net change in the assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the six months ended June 30, 2010:

Six Months Ended June 30, 2010
(in thousands)
Balance at January 1, 2010	$1,813
Total realized and unrealized gain:
Included in regulatory and other assets/liabilities	369
Purchases, issuances and settlements	—
Transfers out of Level 3	—

Balance at June 30, 2010	$2,182

The unrealized gain (change in market value) was reported in regulatory assets in our Consolidated Balance Sheet as of June 30, 2010.

4.	Derivatives and Hedging:

We are exposed to market purchases of power and natural gas to meet the power supply needs of our member distribution cooperatives that are not met by our owned generation. In addition, we are exposed to fluctuations in long-term interest rates related to our issuance and refunding of long-term debt. To manage this exposure, we utilize derivative contracts. See Note 1 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating section of our statement of cash flows.

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding natural gas futures contracts and purchased power contracts:

		As of June 30, 2010	As of December 31, 2009
Commodity	Unit of Measure	Quantity	Quantity
Natural gas	MMBTU	4,040,000	4,910,000
Purchased power-excess sales	MWh	68,800	108,935
Renewable energy credits	REC	70,000	—
Interest rate hedge	US Dollars	300,000,000	—

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

Fair Value of Derivative Instruments

		Fair Value
	Balance Sheet Location	As of June 30, 2010	As of December 31, 2009

Derivatives in an asset position designated as hedging instruments:

Purchased power-excess sales	Prepayments and other	$78	$—
Renewable energy credit sales	Prepayments and other	382	—

Total derivatives in an asset position designated as hedging instruments		$460	$—

Derivatives in a liability position designated as hedging instruments:

Natural gas futures contracts	Deferred credits and other liabilities-other	$7,700	$6,152
Interest rate hedge	Interest rate hedge	21,191	—
Purchased power contracts	Deferred credits and other liabilities-other	—	752

Total derivatives in a liability position designated as hedging instruments		$28,891	$6,904

The Effect of Derivative Instruments on the Statement of Revenues, Expenses and Patronage Capital

for the Three and Six Months Ended June 30, 2010 and June 30, 2009

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized within Regulatory Asset/Liability for Derivatives as of June 30, Dec. 31,		Location of Gain (Loss) Reclassified from Regulatory Asset/ Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Quarter Ended June 30,		Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Six Months Ended June 30,
	2010	2009		2010	2009	2010	2009
	(in thousands)			(in thousands)		(in thousands)
Natural gas futures contracts (1)	$(8,551)	$(21,710)	Fuel/Purchased power	$(392)	$(6,197)	$(1,440)	$(9,083)
Purchased power-excess sales (2)	697	—	Operating revenue	—	—	—	—
Purchased power	—	—	Purchased power	—	—	(365)	—
Renewable energy credit sales	382	—	Operating revenue	—	—	—	—
Interest rate hedge	(21,191)	—	Interest charges, net	—	—	—	—

Total	$(28,663)	$(21,710)		$(392)	$(6,197)	$(1,805)	$(9,083)

(1)

Gain (loss) related to natural gas futures contracts is recorded in fuel and purchased power. Includes $851,600 of loss on contracts designated for July 2010 that were physically sold in June and the impact on the Statement of Financial Position has been deferred until July 2010.

(2)	Includes option premium of $619,200 related to July and August 2010 sales and the impact on the Statement of Financial Position has been deferred until July and August 2010.

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

5.	Investments:

Investments were as follows at June 30, 2010 and December 31, 2009:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
				(in thousands)
June 30, 2010

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$40,459	$160	$—	$40,619	$40,619
Equity securities	Available for sale	47,389	1,275	(3,974)	44,690	44,690
Cash and other	Available for sale	32	—	—	32	32

Total Nuclear decommissioning trust		$87,880	$1,435	$(3,974)	$85,341	$85,341

Lease deposits (2)
Government obligations	Held to maturity	$88,333	$1,070	$—	$89,403	$88,333

Total Lease deposits		$88,333	$1,070	$—	$89,403	$88,333

Unrestricted investments (3)
Debt securities	Available for sale	$2,137	$—	$—	$2,137	$2,137
Equity securities	Available for sale	45	—	—	45	45

Total Unrestricted investments		$2,182	$—	$—	$2,182	$2,182

Other
Equity securities	Available for sale	$63	$—	$(11)	$52	$52
Non-marketable equity investments	Equity	1,720	—	—	1,720	1,720

Total Other		$1,783	$—	$(11)	$1,772	$1,772

				Total Carrying Value		$177,628

December 31, 2009

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$39,289	$—	$(2,020)	$37,269	$37,269
Equity securities	Available for sale	46,577	3,661	(2,142)	48,096	48,096
Cash and other	Available for sale	72	—	—	72	72

Total Nuclear decommissioning trust		$85,938	$3,661	$(4,162)	$85,437	$85,437

Lease deposits (2)
Government obligations	Held to maturity	$87,052	$138	$(7,213)	$79,977	$87,052

Total Lease deposits		$87,052	$138	$(7,213)	$79,977	$87,052

Unrestricted investments(4)
Debt securities	Available for sale	$1,761	$—	$—	$1,761	$1,761
Equity securities	Available for sale	52	—	—	52	52

Total Unrestricted investments		$1,813	$—	$—	$1,813	$1,813

Other
Equity securities	Available for sale	$62	$—	$(6)	$56	$56
Non-marketable equity investments	Equity	1,718	—	—	1,718	1,718

Total Other		$1,780	$—	$(6)	$1,774	$1,774

				Total Carrying Value		$176,076

(1)

Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of the North Anna Power Station. See Note 3 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K. Realized and unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability.

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 6 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.
(3)

The cost represents investments in ARS with a par value of $28.8 million, that have been written down by $26.6 million due to the $11.5 million recognition of a loss and the $15.1 million unrealized loss. We have deferred the $15.1 million as a regulatory asset in accordance with Accounting for Regulated Operations. See Note 8 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

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

Contractual maturities of unrestricted debt securities at June 30, 2010, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
			(in thousands)
Available for Sale	$—	$—	$—	$2,137	$2,137
Held to Maturity	—	—	—	—	—

	$—	$—	$—	$2,137	$2,137

6.	Subsequent Event. In July 2010, we acquired a tract of land in Sussex County, Virginia, as a possible site for a future generation facility for a purchase price of $14.4 million.

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

Critical Accounting Policies

As of June 30, 2010, there have been no significant changes in our critical accounting policies as disclosed in our 2009 Annual Report on Form 10-K. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, and accounting for asset retirement obligations and derivative contracts.

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

Our financial results for the three and six months ended June 30, 2010, were significantly impacted by:

•	Unseasonably warm weather in May and June which increased our member distribution cooperatives requirements for power resulting in increased dispatch of our combustion turbine facilities,

•	Acquisition of additional service territory by two of our member distribution cooperatives,

•	Reduction in our total energy rate, and

•	Entry into an interest rate hedge transaction.

Member Distribution Cooperatives–Acquisition of Additional Service Territory

On June 1, 2010, two of our member distribution cooperatives, Rappahannock Electric Cooperative (“REC”) and Shenandoah Valley Electric Cooperative (“SVEC”), acquired the distribution assets and right to provide electric distribution services to approximately 102,000 customers (meters) previously owned by The Potomac Edison Company in Virginia (“Potomac Edison”). We estimate REC’s and SVEC’s acquisitions will increase our megawatt hour (“MWh”) and megawatt (“MW”) sales to our member distribution cooperatives by approximately 35 to 40% on an annualized basis.

In accordance with the wholesale power contracts between ODEC and its member distribution cooperatives, ODEC will serve the additional power requirements resulting from REC’s and SVEC’s acquisitions. We were not a party to this transaction; however, we assumed power supply contracts previously entered into by Potomac Edison for the service territory to serve the load of these customers. These contracts expire on June 30, 2011. A valuation of these contracts was performed as of June 1, 2010, and the value of the contracts approximated a fair value of zero.

In accordance with our load acquisition policy, we will pay a transition fee to REC and to SVEC that represents a portion of the projected power cost savings related to these acquisitions. The aggregate transition fee is approximately $66.7 million and approximately $1.4 million was recorded in the second quarter of 2010. The transition fee will be reflected as a credit on the monthly power invoices to REC and SVEC over 48 months as a reduction in sales and is being collected from our member distribution cooperatives through our formulary rate.

Results of Operations

Formulary Rate. Our power sales are comprised of two power products – energy and capacity (also referred to as demand). Energy is the physical electricity delivered through transmission and distribution facilities to customers. We must have sufficient committed energy available to us for delivery to our member distribution cooperatives to meet their maximum energy needs at any time, with limited exceptions. This committed available energy at any time is referred to as capacity.

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

Operating Revenues. Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and six months ended June 30, 2010 and 2009, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Revenue from sales to:
Member distribution cooperatives	$168,082	$157,129	$343,118	$350,387
Non-members	15,981	11,809	16,602	21,273

Total revenues	$184,063	$168,938	$359,720	$371,660

Energy and Demand Sales Volumes. Our energy sales in MWh to our member distribution cooperatives and non-members for the three and six months ended June 30, 2010 and 2009, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in MWh)		(in MWh)

Energy sales to:
Member distribution cooperatives	2,321,776	1,843,402	4,797,457	4,286,240
Non-members	345,043	388,877	364,447	611,888

Total energy sales	2,666,819	2,232,279	5,161,904	4,898,128

Our energy sales in MWh to our member distribution cooperatives were 26.0% and 11.9% higher for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, primarily as a result of the service territory acquisition of two of our member distribution cooperatives as of June 1, 2010 and changes in weather. The additional service territory increased our energy sales in MWh to our member distribution cooperatives approximately 15.0% and 6.5% for the three and six months ended June 30, 2010, respectively. During the May and June of 2010, we experienced unseasonably warm weather.

Our energy sales in MWh to non-members were 11.3% and 40.4% lower for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. Sales to non-members consist of sales of excess purchased and generated energy.

Our demand sales in megawatts (“MW”) to our member distribution cooperatives for the three and six months ended June 30, 2010 and 2009, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in MW)		(in MW)

Demand sales to member distribution cooperatives	4,595	3,586	9,416	9,040

Our demand sales in MW to our member distribution cooperatives were 28.1% and 4.2% higher for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, primarily as a result of additional service territory of two of our member distribution cooperatives and changes in the weather. The additional service territory increased our demand sales in MW to our member distribution cooperatives approximately 14.5% and 5.5% for the three and six months ended June 30, 2010, respectively. During the May and June of 2010, we experienced unseasonably warm weather which was partially offset by milder weather experienced in the first quarter of 2010.

Sales to Member Distribution Cooperatives. Revenues from sales to our member distribution cooperatives are a function of our formulary rate for sales of power to our member distribution cooperatives and our member distribution cooperatives’ consumers’ requirements for power. Operating revenues on our Condensed Consolidated Statements of Revenues, Expenses and Patronage Capital reflect the actual capacity-related costs we incurred plus the energy costs that we collected during the quarter. Estimated capacity-related costs are collected during the period through the demand component of our formulary rate. Under our formulary rate, we make adjustments for the refund or recovery of amounts under our Margin Stabilization Plan. We adjust demand revenues and accounts payable–members or accounts receivable–members each quarter to reflect these adjustments. See “Critical Accounting Policies—Margin Stabilization Plan” in Part II, Item 7 of our 2009 Annual Report on Form 10-K. Growth in the number of consumers and growth in consumers’ requirements for power significantly affect our member distribution cooperatives’ requirements for power. Factors affecting our member distribution cooperatives’ consumers’ requirements for power include weather, the economy, and residential and commercial growth. See “Consumers Requirements for Power” in Part II, Item 7, of our 2009 Annual Report on Form 10-K.

Revenues from sales to our member distribution cooperatives by formulary rate component and our average costs to our member distribution cooperatives in MWh for the three and six months ended June 30, 2010 and 2009, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Revenue from sales to member distribution cooperatives:
Base energy revenues	$41,312	$32,912	$85,525	$76,538
Fuel factor adjustment revenues	60,690	64,278	129,686	154,350

Total energy revenues	102,002	97,190	215,211	230,888
Demand (capacity) revenues	66,080	59,939	127,907	119,499

Total Revenues	$168,082	$157,129	$343,118	$350,387

Average costs to member distribution cooperatives (per MWh)	$72.39	$85.24	$71.52	$81.75

Total revenues from sales to our member distribution cooperatives for the three months ended June 30, 2010, increased $11.0 million, or 7.0%, as compared to the same period in 2009. The increase in total revenues for the three months ended June 30, 2010, is related to the additional service territory and weather-related increases in our energy sales volumes, partially offset by a lower total energy rate. Total revenues from sales to our member distribution cooperatives for the six months ended June 30, 2010, decreased $7.3 million, or 2.1%, as compared to the same period in 2009 primarily due to the lower total energy rate partially offset by an increase in energy sales volumes.

Our total energy rate (including base energy rate and fuel factor adjustment rate) was $8.79, or 16.7% and $9.01, or 16.7%, lower on a per MWh basis for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

The following table summarizes the changes to our total energy rate as a result of changes to our fuel factor adjustment rate:

Effective Date of Rate Change:	% Change (Decrease)
January 1, 2009	(8.2)
April 1, 2009	(3.7)
August 1, 2009	(5.7)
October 1, 2009	(8.0)
April 1, 2010	(3.8)

These decreases are due to the continued reduction in our realized as well as projected energy costs due to overall reduced energy costs.

The capacity costs we incurred, and thus the capacity-related revenues we reflected pursuant to the formulary rate, increased $6.1 million, or 10.2%, and $8.4 million, or 7.0%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, due to higher purchased power capacity costs and administrative and general costs, offset by lower operations and maintenance expense and net interest expense.

Our average costs to member distribution cooperatives decreased $12.85 per MWh, or 15.1%, and $10.23, or 12.5%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, as a result of decreases in our total energy rate slightly offset by higher capacity costs.

Sales to Non-Members. Sales to non-members consist of sales of excess purchased energy and sales of excess generated energy. We primarily sell excess energy to PJM under its rates for providing energy imbalance services. Non-member revenue increased by $4.2 million or 35.3%, and decreased by $4.7 million, or 22.0%, in the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. For the three months ended June 30, 2010, the increase is due to an increase in the prices at which we sold excess energy to non-members partially offset by a decrease in the volume of excess energy sales. The volume of excess energy sales decreased 11.3% for the three months ended June 30, 2010, as compared to the same period in 2009. For the six months ended June 30, 2010, the decrease is due to a 40.4% decrease in the volume of excess energy sales partially offset by an increase in the prices at which we sold excess energy to non-members. Excess energy is sold at the prevailing market price at the time of the sale and is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, as well as changes in market conditions.

Power Supply Resources

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through (i) our interests in electric generating facilities which consist of a 50% interest in the Clover Power Station (“Clover”), an 11.6% interest in the North Anna Nuclear Power Station (“North Anna”), our Louisa combustion turbine facility (“Louisa”), our Marsh Run combustion turbine facility (“Marsh Run”), our Rock Springs combustion turbine facility (“Rock Springs”), and our distributed generation facilities, and (ii) power purchases from third parties through power purchase contracts and forward, short-term and spot market energy purchases. Our energy supply for the three and six months ended June 30, 2010 and 2009, was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	757,151	28.0%	621,556	27.6%	1,617,575	31.0%	1,348,210	27.3%
North Anna	366,518	13.6	456,168	20.2	796,247	15.3	853,711	17.3
Louisa	95,874	3.5	9,658	0.4	105,651	2.0	26,372	0.5
Marsh Run	137,936	5.1	7,851	0.4	150,728	2.9	26,637	0.5
Rock Springs	52,864	2.0	7,551	0.3	54,279	1.0	7,844	0.2
Distributed generation	337	—	4	—	339	—	7	—

Total generated	1,410,680	52.2	1,102,788	48.9	2,724,819	52.2	2,262,781	45.8

Purchased:
Total purchased	1,293,422	47.8	1,153,230	51.1	2,494,555	47.8	2,676,083	54.2

Total available energy	2,704,102	100.0%	2,256,018	100.0%	5,219,374	100.0%	4,938,864	100.0%

We satisfy the majority of our capacity requirements and approximately half of our energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run and Rock Springs. We purchase capacity and energy from the market to supply the remaining needs of our member distribution cooperatives.

Our operating expenses are significantly affected by the extent to which we purchase power and, relatedly, the availability of our base load generating facilities, Clover and North Anna. Base load generating facilities generally have relatively higher fixed costs but relatively lower variable costs. When either Clover or North Anna is off-line, we purchase replacement energy from either Virginia Electric and Power Company or from the market. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are more significantly affected by the operations of Clover and North Anna than by our combustion turbine facilities. Our combustion turbine facilities have relatively lower fixed costs and greater operational flexibility; however, they have relatively higher variable costs; and as a result we will operate them only when the market price of energy makes their operation economical or when their operation is required by PJM Interconnection, LLC for system reliability purposes.

The output of Clover and North Anna for the three and six months ended June 30, 2010 and 2009, as a percentage of the maximum net dependable capacity rating of the facilities was as follows:

	Clover				North Anna
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Unit 1	78.4%	88.9%	85.1%	82.7%	102.0%	99.6%	100.6%	86.8%
Unit 2	81.6	42.6	86.5	60.6	62.0	100.3	72.6	100.8
Combined	80.0	65.8	85.8	71.7	82.0	100.0	86.6	93.8

The scheduled and unscheduled outages for Clover for the three and six months ended June 30, 2010 and 2009, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(in days)		(in days)		(in days)		(in days)
Unit 1	8.0	—	8.0	14.0	1.8	1.9	1.9	2.9
Unit 2	7.8	42.1	7.8	53.1	—	3.5	0.4	3.5

Combined	15.8	42.1	15.8	67.1	1.8	5.4	2.3	6.4

The scheduled and unscheduled outages for North Anna for the three and six months ended June 30, 2010 and 2009, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(in days)		(in days)		(in days)		(in days)
Unit 1	—	1.2	—	25.1	—	—	—	—
Unit 2	25.3	—	36.3	—	11.1	—	11.1	—

Combined	25.3	1.2	36.3	25.1	11.1	—	11.1	—

Combustion turbine facilities. During the three and six months ended June 30, 2010 and 2009, the operational availability of our Louisa, Marsh Run and Rock Springs combustion turbine facilities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Louisa	98.7%	97.6%	99.3%	98.4%
Marsh Run	94.9	100.0	97.4	99.4
Rock Springs	87.9	97.7	93.5	94.1

Operating Expenses

The components of our operating expenses for the three and six months ended June 30, 2010 and 2009, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Fuel	$39,829	$27,969	$68,252	$58,809
Purchased power	92,433	82,203	183,957	196,777
Deferred energy	5,680	8,062	13,751	14,022
Operations and maintenance	9,463	12,436	18,361	26,028
Administrative and general	10,184	9,856	22,789	19,215
Depreciation, amortization and decommissioning	10,343	10,240	20,677	20,483
Amortization of regulatory asset/(liability), net	732	68	1,699	(206)
Accretion of asset retirement obligations	842	817	1,651	1,635
Taxes other than income taxes	2,229	2,009	4,310	4,038

Total Operating Expenses	$171,735	$153,660	$335,447	$340,801

Aggregate operating expenses increased $18.1 million, or 11.8%, for the three months ended June 30, 2010, as compared to the same period in 2009 primarily due to the increase in fuel expense and purchased power expense slightly offset by a decrease in operations and maintenance expense and deferred energy.

•	Fuel expense increased $11.9 million, or 42.4%, primarily due to the increase in the dispatch of our combustion turbine facilities.

•

Purchased power expense increased $10.2 million, or 12.4%, due to a 12.2% increase in the volume of purchased power related to the additional service territory partially offset by a decrease in the volume of purchased power due to our owned generation resources supplying 52.2% of our members power needs in 2010 versus 48.9% in 2009.

•	Operations and maintenance expense decreased $3.0 million, or 23.9%, as a result of differences in scheduled maintenance and refueling outages at Clover and North Anna during 2010 as compared to 2009.

•

Deferred energy expense decreased $2.4 million, or 29.5%. During the three months ended June 30, 2010, we over-collected $5.7 million in energy costs; whereas in the three months ended June 30, 2009, we over-collected $8.1 million in energy costs.

Aggregate operating expenses decreased by $5.4 million, or 1.6%, for the six months ended June 30, 2010, as compared to the same period in 2009. The decrease was primarily due to the decrease in purchased power expense and operations and maintenance expense partially offset by the increase in fuel expense.

•

Purchased power expense decreased $12.8 million, or 6.5%, primarily due to changes in our purchased power needs. For the six months ended June 30, 2010, our owned generation resources supplied 52.2% of our member distribution cooperatives power needs versus 45.8% in 2009. This was partially offset by an increase in the volume of purchased power related to the additional service territory.

•	Operations and maintenance expense decreased $7.7 million, or 29.5% as a result of differences in scheduled maintenance and refueling outages at Clover and North Anna during 2010 as compared to 2009.

•

Fuel expense increased $9.4 million, or 16.1%, due to the increase in the dispatch of our combustion turbine facilities. This increase was slightly offset by decreased coal costs at Clover as a result of the amortization of the regulatory liability associated with the Norfolk Southern dispute settlement partially offset by higher coal consumption at Clover.

Other Items

Investment Income. Investment income increased $0.4 million, or 50.8%, and $1.3 million, or 124.2%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, primarily due to higher investment balances.

Interest Charges, net. The primary factors affecting our interest expense are scheduled annual payments of principal on our indebtedness, interest charges related to our dispute with Norfolk Southern Railway Company (“Norfolk Southern”), interest charges related to our credit facilities, and capitalized interest. We settled a dispute with Norfolk Southern in 2009. For further discussion of our dispute with Norfolk Southern, see Item 3 Legal Proceedings and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations see – Financial Condition in our 2009 Annual Report on Form 10-K.

The major components of interest charges, net for the three and six months ended June 30, 2010 and 2009, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(11,588)	$(11,930)	$(23,167)	$(23,851)
Interest charges related to Norfolk Southern (1)	819	(895)	2,080	(1,377)
Other	(217)	(90)	(849)	(541)

Total Interest Charges	(10,986)	(12,915)	(21,936)	(25,769)
Allowance for borrowed funds used during construction	416	249	728	417

Interest Charges, net	$(10,570)	$(12,666)	$(21,208)	$(25,352)

(1)

In 2010, includes amortization of the regulatory liability related to settlement of a dispute with Norfolk Southern. In 2009, includes interest charge related to potential liability associated with the dispute.

Net Margin. Our net margin, which is a function of our total interest charges plus any equity contributions, decreased $0.2 million, or 7.7% and $0.6 million, or 11.3% for the three and six months ended June 30, 2010 as compared to the same periods in 2009. On June 29, 2010, our board of directors approved an equity contribution of $1.3 million for 2010 to be collected June 1, 2010 to December 31, 2010. The three and six months ended June 30, 2010 includes $0.2 million of equity contribution.

Financial Condition

The principal changes in our financial condition from December 31, 2009 to June 30, 2010, were caused by increases in long-term debt due within one year, accounts payable–members, accounts payable, interest rate hedge, regulatory assets, deferred energy, and accounts receivable–members, partially offset by decreases in long-term debt and lines of credit.

•	Long-term debt due within one year increased $215.0 million due to the maturity of our 2001 Series A Bonds on June 1, 2011.

•	Accounts payable–members increased $37.5 million due to higher member prepayments as compared to December 2009.

•	Accounts payable increased $36.0 million due to increased purchased power and natural gas.

•

Interest rate hedge increased $21.2 million. To mitigate a portion of our exposure to fluctuations in long-term interest rates we entered into an interest rate hedge on May 14, 2010, with an initial notional amount of $300.0 million related to the 30-year U.S. Treasury bond. The liability is due to the interest rate on 30-year U.S. Treasury bonds decreasing after we executed the transaction.

•	Regulatory assets increased $20.8 million primarily related to the interest rate hedge described above.

•	Deferred energy changed $13.8 million due to the over-collection of energy costs in 2010.

•

Accounts receivable–members increased $12.5 million as a result of higher sales in June 2010 as compared to December 2009, primarily related to the additional service territory of two of our member distribution cooperatives (see “Member Distribution Cooperative – Acquisition of Additional Service Territory”).

•	Long-term debt decreased $215.0 million due to the maturity of our 2001 Series A Bonds on June 1, 2011.

•	Amounts outstanding under our lines of credit decreased $27.0 million reflecting our repayment of all amounts outstanding under our lines of credit.

Liquidity and Capital Resources

Operations. Historically, our operating cash flows generally have been sufficient to meet our short-term and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. During the first six months of 2010 and 2009, our operating activities provided cash flow of $103.6 million and $26.8 million, respectively. Operating activities in the first six months of 2010 were primarily impacted by changes in current liabilities, deferred energy and current assets.

•

Current liabilities changed $74.9 million primarily related to the $37.5 million increase in accounts payable–members and the $36.0 million increase in accounts payable, partially offset by the $27.0 million decrease in lines of credit.

•	Deferred energy changed by $13.8 million due to the over-collection of energy costs.

•

Current assets changed $12.6 million primarily related to the $12.5 million increase in the accounts receivable–members balance, the $4.9 million increase in accounts receivable, partially offset by the $5.1 million decrease in fuel, materials and supplies.

Financing Activities. In addition to liquidity from our operating activities, we currently maintain a total of $390.0 million in committed lines of credit and revolving credit facilities to cover short-term and medium-term funding needs. As of June 30, 2010, we had short-term committed variable rate lines of credit in an aggregate amount of $145.0 million. Additionally, we had committed revolving credit facilities totaling $245.0 million. At June 30, 2010 we had no short-term borrowings or letters of credit outstanding under any of these arrangements. At December 31, 2009, we had $27.0 million of short-term borrowings outstanding under these arrangements. During the second quarter of 2010, we increased our three-year revolving credit facility with CoBank, ACB from $75.0 million to $100.0 million and extended the maturity to June 18, 2013. We renewed our $70.0 million line of credit with JPMorgan Chase Bank, N.A. and extended the maturity to June 1, 2012.

Our short-term committed variable rate lines of credit are as follows:

Lender	Amount	Expiration Date
	(in millions)
Bank of America, N.A.	$70.0	September 29, 2010
Branch Banking and Trust Company	25.0	April 30, 2011
Wachovia, National Association.	50.0	September 28, 2010

	$145.0

Our committed revolving credit facilities are as follows:

Lender	Amount	Expiration Date
	(in millions)
CoBank, ACB	$100.0	June 18, 2013
JPMorgan Chase Bank, National Association	70.0	June 1, 2012
National Rural Utilities Cooperative Finance Corp.	75.0	April 15, 2012

	$245.0

Investing Activities. Investing activities in the first three months of 2010 were primarily impacted by activity related to electric plant additions for our generating facilities, and interest earned on investments—unrestricted investments and other, and cash and cash equivalents.

Interest Rate Hedge. We are exposed to fluctuations in long-term interest rates related to the issuance of long-term debt and refunding of $215.0 million principal amount of our 2001 Series A Bonds that mature on June 1, 2011. To mitigate a portion of this exposure, on May 14, 2010, we entered into an interest rate hedge with an initial notional amount of $300.0 million and a settlement rate tied to the 30-year U.S. Treasury bond. At June 30, 2010, the fair value of this interest rate hedge was a $21.2 million liability, and is recorded as a current liability on our balance sheet.

Auction Rate Securities. As of June 30, 2010 and December 31, 2009, we had $17.3 million of principal invested in six securities, all of which were originally issued as auction rate securities and two of which have converted to preferred stock, (“ARS”). The estimated fair value of our ARS was $2.2 million as of June 30, 2010, and was $1.8 million as of December 31, 2009.

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

The following represents changes in our ARS principal, fair value, and unrealized loss for the six months ended June 30, 2010:

	Principal	Fair Value	Unrealized Loss (2)
		(in thousands)
ARS at December 31, 2009 (1)	$17,320	$1,813	$15,507

ARS at June 30, 2010 (1)	$17,320	$2,182	$15,138

(1)	Recorded on Consolidated Balance Sheet in Investments–Unrestricted investments and other, and are classified as available for sale.
(2)	Recorded on Consolidated Balance Sheet in Deferred Charges–Regulatory assets.

The cumulative $15.1 million difference between the principal of our ARS and the estimated fair value of our ARS at June 30, 2010, was accounted for as a regulatory asset in accordance with Accounting for Regulated Operations. Future changes in the estimated fair value of our ARS will be accounted for in a similar manner.

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2010.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 11, 2010	/s/ Robert L. Kees
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