Form 10-Q
period 2010-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2010-11-10
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE PART 1. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2010	December 31, 2009
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
In service	$1,621,615	$1,578,459
Less accumulated depreciation	(656,757)	(630,600)

	964,858	947,859
Nuclear fuel, at amortized cost	14,706	13,519
Construction work in progress	57,297	46,995

Net Electric Plant	1,036,861	1,008,373

Investments:
Nuclear decommissioning trust	92,451	85,437
Lease deposits	88,701	87,052
Unrestricted investments and other	4,016	3,587

Total Investments	185,168	176,076

Current Assets:
Cash and cash equivalents	44,554	6,278
Accounts receivable	3,692	264
Accounts receivable – deposits	10,910	3,800
Accounts receivable – members	70,035	72,716
Fuel, materials and supplies	35,596	49,290
Prepayments and other	2,510	3,521

Total Current Assets	167,297	135,869

Deferred Charges:
Regulatory assets	124,934	97,864
Other	18,421	21,730

Total Deferred Charges	143,355	119,594

Total Assets	$1,532,681	$1,439,912

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$336,893	$329,520
Non-controlling interest	13,180	13,178

Total Patronage capital and Non-controlling interest	350,073	342,698
Long-term debt	473,720	688,736

Total Capitalization	823,793	1,031,434

Current Liabilities:
Long-term debt due within one year	237,917	22,917
Lines of credit	—	26,954
Accounts payable	66,663	48,966
Accounts payable – members	75,911	29,004
Interest rate hedge	30,392	—
Accrued expenses	18,773	4,659
Deferred energy	44,183	38,740

Total Current Liabilities	473,839	171,240

Deferred Credits and Other Liabilities:
Asset retirement obligations	67,035	64,543
Obligations under long-term leases	63,753	60,612
Regulatory liabilities	87,494	96,456
Other	16,767	15,627

Total Deferred Credits and Other Liabilities	235,049	237,238

Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$1,532,681	$1,439,912

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Operating Revenues	$245,430	$182,952	$605,150	$554,612

Operating Expenses:
Fuel	51,136	38,186	119,388	96,995
Purchased power	155,610	88,466	339,567	285,243
Deferred energy	(8,308)	9,231	5,443	23,253
Operations and maintenance	10,546	9,276	28,907	35,304
Administrative and general	9,409	9,141	32,198	28,356
Depreciation, amortization and decommissioning	10,373	10,296	31,050	30,779
Amortization of regulatory asset/(liability), net	761	166	2,460	(40)
Accretion of asset retirement obligations	841	817	2,492	2,452
Taxes, other than income taxes	2,103	2,006	6,413	6,044

Total Operating Expenses	232,471	167,585	567,918	508,386

Operating Margin	12,959	15,367	37,232	46,226

Other Expense, net	(446)	(363)	(1,317)	(1,245)
Investment Income	1,067	594	3,414	1,641
Interest Charges, net	(10,746)	(12,791)	(31,954)	(38,143)
Income Taxes	(7)	(69)	—	(266)

Net Margin Including Non-controlling Interest	2,827	2,738	7,375	8,213
Non-controlling Interest	(28)	(112)	(2)	(433)

Net Margin Attributable to Old Dominion Electric Cooperative	2,799	2,626	7,373	7,780
Patronage Capital—Beginning of Period	334,094	324,987	329,520	319,833

Patronage Capital—End of Period	$336,893	$327,613	$336,893	$327,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Operating Activities:
Net Margin	$7,373	$7,780
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and decommissioning	31,050	30,779
Other non-cash charges	7,737	7,332
Non-controlling interest	2	433
Amortization of lease obligations	3,141	3,716
Interest on lease deposits	(1,931)	(2,556)
Change in current assets	6,848	19,440
Change in deferred energy	5,443	23,253
Change in current liabilities	78,718	(80,267)
Change in regulatory assets and liabilities	(10,217)	66,519
Change in deferred charges and credits	5,262	301

Net Cash Provided by Operating Activities	133,426	76,730

Financing Activities:
Obligations under long-term leases	—	(236)
Draws on lines of credit	85,408	494,415
Repayments on lines of credit	(112,362)	(544,607)

Net Cash Used for Financing Activities	(26,954)	(50,428)

Investing Activities:
Increase in other investments	(2,583)	(448)
Electric plant additions	(65,613)	(29,792)

Net Cash Used for Investing Activities	(68,196)	(30,240)

Net Change in Cash and cash equivalents	38,276	(3,938)
Cash and cash equivalents—Beginning of Period	6,278	12,025

Cash and cash equivalents—End of Period	$44,554	$8,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2010, and our consolidated results of operations, and cash flows for the three and nine months ended September 30, 2010 and 2009. The consolidated results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Presentation. The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“ODEC” or “we” or “our”) and TEC Trading, Inc. (“TEC”). We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, Maryland, and parts of West Virginia. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.

We do not have any other comprehensive income for the periods presented.

In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net assets consolidated were $13.2 million at September 30, 2010 and December 31, 2009. The income taxes reported on our Statement of Revenues, Expenses and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 30, 2010 and December 31, 2009:

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$92,451	$92,451	$—	$—
Unrestricted investments and other (2)(3)	2,275	57	—	2,218
Derivatives – renewable energy credit sales	357	—	357	—

Total Financial Assets	$95,083	$92,508	$357	$2,218

Derivatives–gas and power (4)	$8,853	$8,853	$—	$—
Derivative–interest rate hedge (5)	30,392	—	30,392	—

Total Financial Liabilities	$39,245	$8,853	$30,392	$—

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$85,437	$85,437	$—	$—
Unrestricted investments and other (2)(3)	1,869	56	—	1,813

Total Financial Assets	$87,306	$85,493	$—	$1,813

Derivatives–gas and power (4)	$6,904	$6,152	$752	$—

Total Financial Liabilities	$6,904	$6,152	$752	$—

(1)	For additional information about our nuclear decommissioning trust see Note 7 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.
(2)	Unrestricted investments and other includes investments that were available for sale and classified as level 1 related to equity securities.
(3)

Unrestricted investments and other includes investments that were available for sale and classified as level 3. As of September 30, 2010 and December 31, 2009, we had $17.3 million of principal invested in six auction rate security investments and preferred stock (“ARS”). As of September 30, 2010 and December 31, 2009, we had an unrealized loss of $15.1 million and $15.5 million, respectively, related to these ARS which was recorded as a regulatory asset in accordance with Accounting for Regulated Operations. For additional information, see Notes 7 and 8 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

(4)

Derivatives–gas and power represent natural gas futures contracts and purchased power contracts, which are recorded on our balance sheet in deferred credits and other liabilities–other. For additional information about our derivative financial instruments, refer to Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

(5)

Derivative–interest rate hedge represents the fair value of the interest rate hedge. On May 14, 2010, we entered into an interest rate hedge with an initial notional amount of $300.0 million and a settlement rate tied to the 30-year U.S. Treasury bond. At September 30, 2010, the fair value of this interest rate hedge was a liability of $30.4 million, which is recorded on our balance sheet as a current liability.

The following table presents the net change in our financial assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the nine months ended September 30, 2010:

Nine Months Ended September 30, 2010
(in thousands)
Balance at January 1, 2010	$1,813
Total realized and unrealized gain:
Included in regulatory and other assets/liabilities	405
Purchases, issuances and settlements	—
Transfers out of Level 3	—

Balance at September 30, 2010	$2,218

The unrealized gain (change in market value) was reported in regulatory assets in our Condensed Consolidated Balance Sheet as of September 30, 2010.

4.	Derivatives and Hedging:

We are exposed to market purchases of power and natural gas to meet the power supply needs of our member distribution cooperatives that are not met by our owned generation. In addition, we are exposed to fluctuations in long-term interest rates related to our issuance and refunding of long-term debt. To manage this exposure, we utilize derivative instruments. See Note 1 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating activities section of our statement of cash flows.

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

		As of September 30, 2010	As of December 31, 2009
Commodity	Unit of Measure	Quantity	Quantity
Natural gas	MMBTU	4,260,000	4,910,000
Purchased power	MWh	—	108,935
Renewable energy credits	REC	60,000	—
Interest rate hedge	US Dollars	300,000,000	—

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

Fair Value of Derivative Instruments

		Fair Value
	Balance Sheet Location	As of September 30, 2010	As of December 31, 2009
		(in thousands)
Derivatives in an asset position designated as hedging instruments:

Renewable energy credit sales	Prepayments and other	$357	$—

Total derivatives in an asset position designated as hedging instruments		$357	$—

Derivatives in a liability position designated as hedging instruments:

Natural gas futures contracts	Deferred credits and other liabilities-other	$8,853	$6,152
Purchased power contracts	Deferred credits and other liabilities-other	—	752
Interest rate hedge	Interest rate hedge	30,392	—

Total derivatives in a liability position designated as hedging instruments		$39,245	$6,904

The Effect of Derivative Instruments on the Statement of Revenues, Expenses and Patronage Capital

for the Three and Nine Months Ended September 30, 2010 and September 30, 2009

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized within Regulatory Asset/Liability for Derivatives as of Sept. 30, Dec. 31,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Quarter Ended Sept. 30,		Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Nine Months Ended Sept. 30,

	2010	2009		2010	2009	2010	2009
	(in thousands)			(in thousands)		(in thousands)
Natural gas futures contracts (1)	$(8,853)	$(6,152)	Fuel/Purchased power	$(2,164)	$(10,748)	$(3,604)	$(19,832)
Purchased power contracts	—	(752)	Purchased power	—	—	(365)	—
Renewable energy credit sales	357	—	Operating revenue	—	—	—	—
Purchased power–excess sales	—	—	Operating revenue	(669)	—	(669)	—
Interest rate hedge	(30,392)	—	Interest charges, net	—	—	—	—

Total	$(38,888)	$(6,904)		$(2,833)	$(10,748)	$(4,638)	$(19,832)

(1)	Gain (loss) related to natural gas futures contracts is recorded in fuel and purchased power.

Our hedging activities expose us to credit-related risks. We use hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our market price risks. Because we rely substantially on the use of hedging instruments, we are exposed to the risk that counterparties will default in performance of their obligations to us. Although we assess the creditworthiness of counterparties and other credit issues related to these purchases, and we may require our counterparties to post collateral with us, defaults may still occur. Defaults may take the form of failure to physically deliver the purchased energy or failure to pay. If this occurs, we may be forced to enter into alternative contractual arrangements or purchase energy in the forward, short-term or spot markets at then-current market prices that may be more or less than the prices previously agreed upon with the defaulting counterparty.

5.	Investments:

Investments were as follows at September 30, 2010 and December 31, 2009:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)

September 30, 2010

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$40,639	$1,353	$—	$41,992	$41,992
Equity securities	Available for sale	47,875	4,549	(2,230)	50,194	50,194
Cash and other	Available for sale	265	—	—	265	265

Total Nuclear decommissioning trust		$88,779	$5,902	$(2,230)	$92.451	$92,451

Lease deposits (2)
Government obligations	Held to maturity	$88,701	$4,839	$—	$93,540	$88,701

Total Lease deposits		$88,701	$4,839	$—	$93,540	$88,701

Unrestricted investments (3)
Debt securities	Available for sale	$2,174	$—	$—	$2,174	$2,174
Equity securities	Available for sale	44	—	—	44	44

Total Unrestricted investments		$2,218	$—	$—	$2,218	$2,218

Other
Equity securities	Available for sale	$62	$—	$(5)	$57	$57
Non-marketable equity investments	Equity	1,741	—	—	1,741	1,741

Total Other		$1,803	$—	$(5)	$1,798	$1,798

Total Carrying Value						$185,168

December 31, 2009

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$39,289	$—	$(2,020)	$37,269	$37,269
Equity securities	Available for sale	46,577	3,661	(2,142)	48,096	48,096
Cash and other	Available for sale	72	—	—	72	72

Total Nuclear decommissioning trust		$85,938	$3,661	$(4,162)	$85,437	$85,437

Lease deposits (2)
Government obligations	Held to maturity	$87,052	$138	$(7,213)	$79,977	$87,052

Total Lease deposits		$87,052	$138	$(7,213)	$79,977	$87,052

Unrestricted investments(4)
Debt securities	Available for sale	$1,761	$—	$—	$1,761	$1,761
Equity securities	Available for sale	52	—	—	52	52

Total Unrestricted investments		$1,813	$—	$—	$1,813	$1,813

Other
Equity securities	Available for sale	$62	$—	$(6)	$56	$56
Non-marketable equity investments	Equity	1,718	—	—	1,718	1,718

Total Other		$1,780	$—	$(6)	$1,774	$1,774

Total Carrying Value						$176,076

(1)

Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of the North Anna Nuclear Power Station. See Note 3 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K. Realized and unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability.

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

Contractual maturities of unrestricted debt securities at September 30, 2010, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for Sale	$—	$—	$—	$2,174	$2,174
Held to Maturity	—	—	—	—	—

	$—	$—	$—	$2,174	$2,174

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

Critical Accounting Policies

As of September 30, 2010, there have been no significant changes in our critical accounting policies as disclosed in our 2009 Annual Report on Form 10-K. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, and accounting for asset retirement obligations and derivative contracts.

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

Our financial results for the three and nine months ended September 30, 2010, were significantly impacted by:

•	Acquisition of additional service territory by two of our member distribution cooperatives,

•

Unseasonably warm weather in July and September as well as May and June which increased our member distribution cooperatives’ requirements for power and increased the dispatch of our combustion turbine facilities,

•	Reduction in our total energy rate,

•	Scheduled and unscheduled maintenance outages for both units at the North Anna Nuclear Power Station (“North Anna”); and

•	An interest rate hedge transaction.

Member Distribution Cooperatives–Acquisition of Additional Service Territory

On June 1, 2010, two of our member distribution cooperatives, Rappahannock Electric Cooperative (“REC”) and Shenandoah Valley Electric Cooperative (“SVEC”), acquired the distribution assets and right to provide electric distribution services to approximately 102,000 customers (meters) previously owned by The Potomac Edison Company in Virginia (“Potomac Edison”). We estimate REC’s and SVEC’s acquisitions will increase our megawatt hour (“MWh”) and megawatt (“MW”) sales to our member distribution cooperatives by approximately 35% to 40% on an annualized basis.

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

In accordance with our load acquisition policy, we will pay a transition fee to REC and to SVEC that represents a portion of the projected power cost savings related to these acquisitions. The aggregate transition fee is approximately $66.7 million; and approximately $3.2 million and $4.2 million was recorded for the three and nine months ended September 30, 2010, respectively. The transition fee is reflected as a credit on the monthly power invoices to REC and SVEC over 48 months as a reduction in sales and is being collected from our member distribution cooperatives through our formulary rate.

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

The formulary rate has three main components: a demand rate, a base energy rate and a fuel factor adjustment rate. The formulary rate identifies the cost components that we can collect through rates, but not the actual amounts to be collected. With limited minor exceptions, we can change our rates periodically to match the costs we have incurred and we expect to incur without seeking FERC approval. For further discussion on our formulary rate, see “Factors Affecting Results–Formulary Rate” in Part II, Item 7 our 2009 Annual Report on Form 10-K.

Operating Revenues. Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Revenue from sales to:
Member distribution cooperatives	$221,189	$173,775	$564,307	$524,162
Non-members	24,241	9,177	40,843	30,450

Total revenues	$245,430	$182,952	$605,150	$554,612

Energy and Demand Sales Volumes. Our energy sales in MWh to our member distribution cooperatives and non-members for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	3,335,713	2,267,214	8,133,170	6,553,454
Non-members	417,672	332,243	782,119	944,131

Total energy sales	3,753,385	2,599,457	8,915,289	7,497,585

Our energy sales in MWh to our member distribution cooperatives were 47.1% and 24.1% higher for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009, primarily as a result of the service territory acquisition by two of our member distribution cooperatives as of June 1, 2010 and changes in weather. The additional service territory increased our energy sales in MWh to our member distribution cooperatives approximately 35.8% and 16.7% for the three and nine months ended September 30, 2010, respectively. During July and September as well as May and June of 2010, we experienced unseasonably warm weather.

Our energy sales in MWh to non-members were 25.7% higher and 17.2% lower for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. Sales to non-members consist of sales of excess purchased and generated energy. We primarily sell excess energy to PJM Interconnection, LLC (“PJM”) under its rates for providing energy imbalance services.

Our demand sales in megawatts (“MW”) to our member distribution cooperatives for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in MW)		(in MW)

Demand sales to member distribution cooperatives	6,906	4,304	16,322	13,344

Our demand sales in MW to our member distribution cooperatives were 60.5% and 22.3% higher for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009, primarily as a result of additional service territory acquired by two of our member distribution cooperatives and changes in the weather. The additional service territory increased our demand sales in MW to our member distribution cooperatives approximately 39.9% and 16.7% for the three and nine months ended September 30, 2010, respectively. During July and September as well as May and June of 2010, we experienced unseasonably warm weather which was partially offset by milder weather experienced in the first quarter of 2010.

Sales to Member Distribution Cooperatives. Revenues from sales to our member distribution cooperatives are a function of our formulary rate for sales of power to our member distribution cooperatives and our member distribution cooperatives’ consumers’ requirements for power. Operating revenues on our Condensed Consolidated Statements of Revenues, Expenses and Patronage Capital reflect the actual capacity-related costs we incurred plus the energy costs that we collected during the quarter. Estimated capacity-related costs are collected during the period through the demand component of our formulary rate. Under our formulary rate, we make adjustments for the refund or recovery of amounts under our Margin Stabilization Plan. We adjust demand revenues and accounts payable–members or accounts receivable–members each quarter to reflect these adjustments. See “Critical Accounting Policies–Margin Stabilization Plan” in Part II, Item 7 of our 2009 Annual Report on Form 10-K. Growth in the number of consumers and growth in consumers’ requirements for power significantly affect our member distribution cooperatives’ requirements for power. Factors affecting our member distribution cooperatives’ consumers’ requirements for power include weather, the economy, and residential and commercial growth. See “Consumers Requirements for Power” in Part II, Item 7 of our 2009 Annual Report on Form 10-K.

Revenues from sales to our member distribution cooperatives by formulary rate component and our average costs to our member distribution cooperatives per MWh for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Revenue from sales to member distribution cooperatives:
Base energy revenues	$59,128	$40,483	$144,653	$117,021
Fuel factor adjustment revenues	87,194	74,624	216,879	228,974

Total energy revenues	146,322	115,107	361,532	345,995
Demand (capacity) revenues	74,867	58,668	202,775	178,167

Total Revenues	$221,189	$173,775	$564,307	$524,162

Average costs to member distribution cooperatives (per MWh)	$66.31	$76.65	$69.38	$79.98

Total revenues from sales to our member distribution cooperatives for the three and nine months ended September 30, 2010, increased $47.4 million, or 27.3%, and $40.1 million, or 7.7%, respectively, as compared to the same periods in 2009. The increase in total revenues is related to the additional service territory and weather-related increases in our energy sales volumes, partially offset by a lower total energy rate.

Our total energy rate (including base energy rate and fuel factor adjustment rate) was $6.90, or 13.6% and $8.34, or 15.8%, lower on a per MWh basis for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.

The following table summarizes the changes to our total energy rate as a result of changes to our fuel factor adjustment rate:

Effective Date of Rate Change:	% Change (Decrease)
January 1, 2009	(8.2)
April 1, 2009	(3.7)
August 1, 2009	(5.7)
October 1, 2009	(8.0)
April 1, 2010	(3.8)

These decreases are due to the continued reduction in our realized as well as projected energy costs.

The capacity costs we incurred, and thus the capacity-related revenues we reflected pursuant to our formulary rate, increased $16.2 million, or 27.6%, and $24.6 million, or 13.8%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009, due to higher purchased power capacity costs partially offset by lower interest charges, net.

Our average costs to member distribution cooperatives decreased $10.34 per MWh, or 13.5%, and $10.60, or 13.3%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009, as a result of decreases in our total energy rate partially offset by higher capacity costs.

Sales to Non-Members. Non-member revenue increased by $15.1 million or 164.2%, and $10.4 million, or 34.1%, in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. For the three months ended September 30, 2010, the increase is due to an increase in the prices at which we sold excess energy to non-members and an increase in the volume of excess energy sales. For the nine months ended September 30, 2010, the increase is due to an increase in the prices at which we sold excess energy to non-members partially offset by a decrease in the volume of excess energy sales. Excess energy is sold at the prevailing market price at the time of the sale and is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, as well as changes in market conditions.

Power Supply Resources

We supply our member distribution cooperatives’ power requirements, consisting of capacity requirements and energy requirements, through (i) our interests in electric generating facilities which consist of a 50% interest in the Clover Power Station (“Clover”), an 11.6% interest in North Anna, our Louisa combustion turbine facility (“Louisa”), our Marsh Run combustion turbine facility (“Marsh Run”), our Rock Springs combustion turbine facility (“Rock Springs”), and our distributed generation facilities, and (ii) power purchases from third parties through power purchase contracts and forward, short-term and spot market energy purchases. Our energy supply for the three and nine months ended September 30, 2010 and 2009, was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	728,055	19.2%	812,126	31.1%	2,345,630	26.0%	2,160,336	28.6%
North Anna	410,315	10.8	464,538	17.8	1,206,562	13.4	1,318,249	17.5
Louisa	131,619	3.5	61,169	2.3	237,270	2.6	87,541	1.1
Marsh Run	204,448	5.4	54,097	2.1	355,176	4.0	80,734	1.1
Rock Springs	137,783	3.6	22,062	0.9	192,062	2.1	29,906	0.4
Distributed generation	557	—	448	—	896	—	455	—

Total generated	1,612,777	42.5	1,414,440	54.2	4,337,596	48.1	3,677,221	48.7

Purchased:
Total purchased	2,180,747	57.5	1,196,953	45.8	4,675,302	51.9	3,873,036	51.3

Total available energy	3,793,524	100.0%	2,611,393	100.0%	9,012,898	100.0%	7,550,257	100.0%

We satisfy the majority of our capacity requirements and approximately half of our energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run and Rock Springs. We purchase capacity and energy from the market to supply the remaining needs of our member distribution cooperatives.

Our operating expenses are significantly affected by the extent to which we purchase power and, relatedly, the availability of our base load generating facilities, Clover and North Anna. Base load generating facilities generally have relatively higher fixed costs but relatively lower variable costs. When either Clover or North Anna is off-line or if they are not dispatched by PJM, we purchase replacement energy from either Virginia Electric and Power Company (“Virginia Power”) or from the market. As a result, our operating expenses, and consequently our rates to our member distribution cooperatives, are more significantly affected by the operations of Clover and North Anna than by our combustion turbine facilities. Our combustion turbine facilities have relatively lower fixed costs and greater operational flexibility; however, they have relatively higher variable costs; and as a result we will operate them only when the market price of energy makes their operation economical or when their operation is required by PJM for system reliability purposes.

The output of Clover and North Anna for the three and nine months ended September 30, 2010 and 2009, as a percentage of the maximum net dependable capacity rating of the facilities was as follows:

	Clover				North Anna
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Unit 1	74.9%	85.3%	81.7%	83.6%	74.5%	100.5%	91.9%	91.5%
Unit 2	77.8	84.2	83.6	68.5	95.1	100.3	80.5	100.7
Combined	76.4	84.8	82.7	76.1	84.8	100.4	86.2	96.1

The scheduled and unscheduled outages for Clover for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(in days)		(in days)		(in days)		(in days)
Unit 1	—	—	8.0	14.0	2.6	—	4.4	2.9
Unit 2	5.2	—	13.1	53.1	—	0.9	0.4	4.4

Combined	5.2	—	21.1	67.1	2.6	0.9	4.8	7.3

The scheduled and unscheduled outages for North Anna for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(in days)		(in days)		(in days)		(in days)
Unit 1	19.0	—	19.0	25.1	4.4	—	4.4	—
Unit 2	—	—	36.3	—	2.0	—	13.0	—

Combined	19.0	—	55.3	25.1	6.4	—	17.4	—

Combustion turbine facilities. During the three and nine months ended September 30, 2010 and 2009, the operational availability of Louisa, Marsh Run and Rock Springs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Louisa	96.0%	99.3%	98.2%	98.7%
Marsh Run	95.3	90.5	96.7	96.4
Rock Springs	98.1	99.7	95.0	96.0

Operating Expenses

The components of our operating expenses for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Fuel	$51,136	$38,186	$119,388	$96,995
Purchased power	155,610	88,466	339,567	285,243
Deferred energy	(8,308)	9,231	5,443	23,253
Operations and maintenance	10,546	9,276	28,907	35,304
Administrative and general	9,409	9,141	32,198	28,356
Depreciation, amortization and decommissioning	10,373	10,296	31,050	30,779
Amortization of regulatory asset/(liability), net	761	166	2,460	(40)
Accretion of asset retirement obligations	841	817	2,492	2,452
Taxes other than income taxes	2,103	2,006	6,413	6,044

Total Operating Expenses	$232,471	$167,585	$567,918	$508,386

Aggregate operating expenses increased $64.9 million, or 38.7%, for the three months ended September 30, 2010, as compared to the same period in 2009 primarily due to the increase in purchased power expense and fuel expense slightly offset by a decrease in deferred energy.

•

Purchased power expense increased $67.1 million, or 75.9%, due to an 82.2% increase in the volume of purchased power slightly offset by a 3.5% decrease in the average cost of purchased power. Our owned generation resources supplied 42.5% of our members power needs in 2010 versus 54.2% in 2009. The increase in purchased power volume was primarily related to the additional service territory. Also, Clover was dispatched less by PJM and North Anna had decreased availability due to maintenance outages.

•	Fuel expense increased $13.0 million, or 33.9%, primarily due to the increase in the dispatch of our combustion turbine facilities.

•

Deferred energy expense decreased $17.5 million, or 190.0%. During the three months ended September 30, 2010, we under-collected $8.3 million in energy costs; whereas in the three months ended September 30, 2009, we over-collected $9.2 million in energy costs.

Aggregate operating expenses increased by $59.5 million, or 11.7%, for the nine months ended September 30, 2010, as compared to the same period in 2009. The increase was primarily due to the increase in purchased power expense and fuel expense partially offset by the decrease in deferred energy.

•

Purchased power expense increased $54.3 million, or 19.0%, primarily due to a 20.7% increase in the volume of purchased power slightly offset by a 1.4% decrease in the average cost of purchased power. The increase in the volume was primarily related to the additional service territory.

•

Fuel expense increased $22.4 million, or 23.1%, due to the increase in the dispatch of our combustion turbine facilities. This increase was slightly offset by decreased coal costs at Clover as a result of the amortization of the regulatory liability associated with the Norfolk Southern dispute settlement partially offset by higher coal consumption at Clover. For further discussion of our dispute with Norfolk Southern, see Part 1, Item 3 and “Financial Condition” in Part II, Item 7 in our 2009 Annual Report on Form 10-K.

•

Deferred energy expense decreased $17.8 million, or 76.6%. During the nine months ended September 30, 2010, we over-collected $5.4 million in energy costs; whereas in the nine months ended September 30, 2009, we over-collected $23.3 million in energy costs.

Other Items

Investment Income. Investment income increased $0.5 million, or 79.6%, and $1.8 million, or 108.0%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009, primarily due to higher investment balances.

Interest Charges, net. The primary factors affecting our interest charges, net are scheduled annual payments of principal on our indebtedness, interest charges related to our dispute with Norfolk Southern Railway Company (“Norfolk Southern”), interest charges related to our credit facilities, and capitalized interest. We settled a dispute with Norfolk Southern in 2009. For further discussion of our dispute with Norfolk Southern, see Part 1, Item 3 and “Financial Condition” in Part II, Item 7 in our 2009 Annual Report on Form 10-K.

The major components of interest charges, net for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(11,604)	$(11,938)	$(34,771)	$(35,789)
Interest charges related to Norfolk Southern (1)	1,261	(770)	3,784	(2,147)
Other	(861)	(426)	(2,153)	(967)

Total Interest Charges	(11,204)	(13,134)	(33,140)	(38,903)
Allowance for borrowed funds used during construction	458	343	1,186	760

Interest Charges, net	$(10,746)	$(12,791)	$(31,954)	$(38,143)

(1)

In 2010, includes amortization of the regulatory liability related to settlement of a dispute with Norfolk Southern. In 2009, includes interest charge related to potential liability associated with the dispute.

Net Margin. Our net margin, which is a function of our total interest charges plus any equity contributions, increased $0.2 million, or 6.6% and decreased $0.4 million, or 5.2%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. On June 29, 2010, our board of directors approved an equity contribution of $1.3 million for 2010 to be collected June 1, 2010 to December 31, 2010. The three and nine months ended September 30, 2010 includes $0.5 million and $0.7 million, respectively, of equity contribution.

Financial Condition

The principal changes in our financial condition from December 31, 2009 to September 30, 2010, were caused by increases in long-term debt due within one year, accounts payable–members, interest rate hedge, regulatory assets, accounts payable, and accrued expenses, partially offset by decreases in long-term debt, lines of credit and fuel, materials and supplies.

•	Long-term debt due within one year increased $215.0 million due to the maturity of our 2001 Series A Bonds on June 1, 2011.

•	Accounts payable–members increased $46.9 million due to higher member prepayments and the change in the margin stabilization adjustment as compared to December 2009.

•

Interest rate hedge increased $30.4 million. To mitigate a portion of our exposure to fluctuations in long-term interest rates we entered into an interest rate hedge on May 14, 2010, with an initial notional amount of $300.0 million related to the 30-year U.S. Treasury bond. The liability is due to the interest rate on 30-year U.S. Treasury bonds decreasing after we executed the transaction. See “Liquidity and Capital Resources–Interest Rate Hedge” below.

•	Regulatory assets increased $27.1 million primarily related to the interest rate hedge described above.

•	Accounts payable increased $17.7 million due to increased purchased power and natural gas.

•	Accrued expenses increased $14.1 million primarily due to increased accrued interest.

•	Long-term debt decreased $215.0 million due to the maturity of our 2001 Series A Bonds on June 1, 2011.

•	Amounts outstanding under our lines of credit decreased $27.0 million reflecting our repayment of all amounts outstanding under our lines of credit.

•	Fuel, materials and supplies decreased $13.7 million related to the reduction in our inventory of coal.

Liquidity and Capital Resources

Operations. Historically, our operating cash flows generally have been sufficient to meet our short-term and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. During the first nine months of 2010 and 2009, our operating activities provided cash flow of $133.4 million and $76.7 million, respectively. Operating activities in the first nine months of 2010 were primarily impacted by changes in current liabilities and regulatory assets and liabilities.

•

Current liabilities changed $78.7 million primarily related to the $46.9 million increase in accounts payable–members, the $17.7 million increase in accounts payable, and the $14.1 million increase in accrued expenses.

•	Regulatory assets and liabilities changed by $10.2 million primarily due to the amortization of the regulatory liability related to the Norfolk Southern settlement.

Financing Activities. In addition to liquidity from our operating activities, we currently maintain a total of $410.0 million in committed credit facilities to cover short-term and medium-term funding needs. As of September 30, 2010, we had two short-term credit facilities totaling $95.0 million, and we had revolving credit facilities totaling $315.0 million. At September 30, 2010, we had no short-term borrowings or letters of credit outstanding under any of these credit facilities. At December 31, 2009, we had $27.0 million of short-term borrowings outstanding. During the third quarter of 2010, we increased our line of credit facility with Wells Fargo Bank, N.A. (formerly Wachovia Bank, N.A.) from $50.0 million to $70.0 million and extended the maturity to August 31, 2012. On November 5, 2010, we renewed our $70.0 million line of credit with Bank of America, N.A. and extended the maturity to November 5, 2013. During the second quarter of 2010, we increased our three-year revolving credit facility with CoBank, ACB from $75.0 million to $100.0 million and extended the maturity to June 18, 2013, and we renewed our $70.0 million line of credit with JPMorgan Chase Bank, N.A. and extended the maturity to June 1, 2012.

As of November 9, 2010, our credit facilities are as follows:

Lender	Amount	Expiration Date
	(in millions)
Branch Banking and Trust Company	$25.0	April 30, 2011
National Rural Utilities Cooperative Finance Corp.	75.0	April 15, 2012
JPMorgan Chase Bank, National Association	70.0	June 1, 2012
Wells Fargo Bank, N.A.	70.0	August 31, 2012
CoBank, ACB	100.0	June 18, 2013
Bank of America, N.A.	70.0	November 5, 2013

	$410.0

Investing Activities. Investing activities in the first nine months of 2010 were primarily impacted by activity related to electric plant additions for our generating facilities, and interest earned on investments—unrestricted investments and other, and cash and cash equivalents.

Interest Rate Hedge. We are exposed to fluctuations in long-term interest rates related to the issuance of long-term debt and refunding of $215.0 million principal amount of our 2001 Series A Bonds that mature on June 1, 2011. To mitigate a portion of this exposure, on May 14, 2010, we entered into an interest rate hedge with an initial notional amount of $300.0 million and a settlement rate tied to the 30-year U.S. Treasury bond. At September 30, 2010, the fair value of this interest rate hedge was a $30.4 million liability, which is recorded as a current liability on our balance sheet.

Auction Rate Securities. As of September 30, 2010 and December 31, 2009, we had $17.3 million of principal invested in six securities, all of which were originally issued as auction rate securities and two of which have converted to preferred stock, (“ARS”). The estimated fair value of our ARS was $2.2 million as of September 30, 2010, and was $1.8 million as of December 31, 2009.

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

The following represents changes in our ARS principal, fair value, and unrealized loss for the nine months ended September 30, 2010:

	Principal	Fair Value	Unrealized Loss (2)
	(in thousands)
ARS at December 31, 2009 (1)	$17,320	$1,813	$15,507

ARS at September 30, 2010 (1)	$17,320	$2,218	$15,102

(1)	Recorded on our Condensed Consolidated Balance Sheet in Investments–Unrestricted investments and other, and classified as available for sale.
(2)	Recorded on our Condensed Consolidated Balance Sheet in Deferred Charges–Regulatory assets.

The cumulative $15.1 million difference between the principal of our ARS and the estimated fair value of our ARS at September 30, 2010, was accounted for as a regulatory asset in accordance with Accounting for Regulated Operations. Future changes in the estimated fair value of our ARS will be accounted for in a similar manner.

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2010.

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

ITEM 5. OTHER INFORMATION

Directors

On November 9, 2010, Mr. Bruce M. King resigned from our board of directors in connection with his upcoming retirement from BARC Electric Cooperative (“BARC”), one of our member distribution cooperatives. Mr. Michael J. Keyser was recommended to the nominating committee by BARC to replace Mr. King and on November 9, 2010, our board of directors elected Mr. Keyser as a member of the board of directors. Mr. Keyser will serve on the finance committee.

Power Supply Planning

On October 29, 2010, Virginia Power announced that it will slow down its pursuit of an additional nuclear-powered generating unit at North Anna and plans to reassess the schedule for construction of the unit in 2013. We will continue to evaluate our potential participation in the project in light of this announcement and future developments.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 10, 2010	/s/ Robert L. Kees
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