Form 10-K
period 2010-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2011-03-16
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Documents incorporated by reference:  NONE

OLD DOMINION ELECTRIC COOPERATIVE

2010 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

OVERVIEW

Old Dominion Electric Cooperative (“ODEC” or “we” or “our”) was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit power supply cooperative. We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. We serve their power requirements pursuant to long-term, all-requirements wholesale power contracts. Through our member distribution cooperatives, we served more than 540,000 retail electric consumers (meters), representing a total population of approximately 1.2 million people in 2010.

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

We are not a party to any collective bargaining agreement. We had 107 employees as of March 3, 2011.

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

MEMBERS

Member Distribution Cooperatives

General

Our member distribution cooperatives provide electric services, consisting of power supply, transmission services, and distribution services (including metering and billing) to residential, commercial, and industrial customers. We have eleven member distribution cooperatives that serve customers in 69 counties in Virginia, Delaware, and Maryland. The member distribution cooperatives’ distribution business involves the operation of substations, transformers, and electric lines that deliver power to customers.

Eight of our member distribution cooperatives provide electric services on the Virginia mainland:

BARC Electric Cooperative

Community Electric Cooperative

Mecklenburg Electric Cooperative

Northern Neck Electric Cooperative

Prince George Electric Cooperative

Rappahannock Electric Cooperative

Shenandoah Valley Electric Cooperative

Southside Electric Cooperative

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

Revenues from our member distribution cooperatives and the percentage each contributed to total member distribution cooperative revenues in 2010 are as follows:

Member Distribution Cooperatives	Revenues	Total Revenues
	(in millions)	(%)
Rappahannock Electric Cooperative	$245.4	31.5%
Shenandoah Valley Electric Cooperative	123.2	15.8
Delaware Electric Cooperative, Inc.	100.0	12.8
Choptank Electric Cooperative, Inc.	77.5	10.0
Southside Electric Cooperative	68.7	8.8
A&N Electric Cooperative	51.0	6.5
Mecklenburg Electric Cooperative	42.0	5.4
Prince George Electric Cooperative	22.7	2.9
Northern Neck Electric Cooperative	20.9	2.7
Community Electric Cooperative	15.4	2.0
BARC Electric Cooperative	12.3	1.6

Total	$779.1	100.0%

Service Territories and Customers

The territories served by our member distribution cooperatives cover large portions of Virginia, Delaware, and Maryland. These service territories range from the extended suburbs of Washington, D.C. to the Atlantic shores of Virginia, Delaware and Maryland, and to the Appalachian Mountains and the North Carolina border.

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

On June 1, 2010, two of our member distribution cooperatives, Rappahannock Electric Cooperative (“REC”) and Shenandoah Valley Electric Cooperative (“SVEC”), acquired the distribution assets and right to provide electric distribution services to approximately 102,000 customers (meters) previously owned by The Potomac Edison Company in Virginia (“Potomac Edison”). On December 31, 2010, SVEC sold the distribution assets and right to provide electric distribution services to approximately 2,500 customers (meters) in West Virginia. We estimate that in the aggregate REC’s and SVEC’s acquisitions net of the disposition discussed above will increase our megawatt hour (“MWh”) and megawatt (“MW”) sales to our member distribution cooperatives by approximately 35% to 40% on an annualized basis. In accordance with the wholesale power contracts between ODEC and its member distribution cooperatives, ODEC will serve the additional power requirements resulting from REC’s and SVEC’s acquisitions.

Our member distribution cooperatives’ sales of energy in 2010 totaled approximately 11,487,834 MWh. These sales were divided by type as follows:

Customer Class	Percentage of MWh Sales	Percentage of Customers

Residential	58.9%	90.2%
Commercial and industrial	39.8	8.7
Other	1.3	1.1

From 2005 through 2010, our eleven member distribution cooperatives experienced an average annual compound growth rate of approximately 5.1% in the number of customers and an average annual compound growth rate of 8.3% in energy sales measured in MWh. Our member distribution cooperatives’ service territories continue to experience modest growth due to the expansion of suburban communities into neighboring rural areas and the continuing development of resort and vacation communities within their service territories; however recent economic trends could affect the level of growth. Additionally, our member distribution cooperatives can expand their service territories through acquisition. Excluding our member distribution cooperatives’ acquisitions and disposition discussed above, we estimate that our eleven member distribution cooperatives experienced an average annual compound grown rate of approximately 3.0% in the number of customers as well as energy sales measured in MWh.

Our eleven member distribution cooperatives’ average number of customers per mile of energized line has increased approximately 12.2% since 2005 to approximately 9.0 customers per mile in 2010. System densities of our member distribution cooperatives in 2010 ranged from 6.2 customers per mile in the service territory of BARC Electric Cooperative to 14.5 customers per mile in the service territory of A&N. Excluding our member distribution cooperatives’ acquisitions and disposition discussed above, we estimate the average number of customers per mile of energized line would have increased approximately 6.4% since 2005 to approximately 8.5 customers per mile in 2010. In 2010, the average service density for all distribution electric cooperatives in the United States was approximately 7.0 customers per mile.

Delaware and Maryland each currently grant all retail customers the right to choose their power supplier. Virginia currently grants only a limited number of very large retail customers the right to choose their power suppliers and only in very limited circumstances. The laws of each state grant utilities, including our member distribution cooperatives, the exclusive right to provide transmission and distribution (including metering and billing) services and to be the default providers of power to their customers in service territories certified by their respective state public service commissions. See “—Regulation” and “—Competition” below.

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

The two principal exceptions to the all-requirements obligations of the member distribution cooperatives relate to the ability of our mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from the Southeastern Power Administration (“SEPA”), and the ability of all member distribution cooperatives to purchase energy from specified qualifying facilities under the Public Utility Regulatory Policies Act or similar laws. Purchases under these exceptions constituted approximately 2.0% of our member distribution cooperatives’ total energy requirements and approximately 2.7% of our member distribution cooperatives total capacity requirements in 2010.

Two additional limited exceptions to the all-requirements nature of the contract permit the member distribution cooperatives to receive up to the greater of five percent of their power requirements or five megawatts from owned generation or other suppliers, and to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. Currently, none of our member distribution cooperatives have received any of their power requirements under these exceptions.

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

Regulation

Of our 11 member distribution cooperatives, ten member distribution cooperatives participate in the U.S. Department of Agriculture Rural Utilities Service (“RUS”) loan or guarantee programs. Through provisions in the loan documents securing loans to these member distribution cooperatives, RUS exercises control and supervision over these member distribution cooperatives, including areas such as accounting, issuances of securities, rates and charges for the sale of power, construction or acquisition of facilities and the purchase and sale of power. Financial covenants in these member distribution cooperatives’ loan documents require them to design rates to achieve a specified times interest earned ratio and debt service coverage ratio.

Our member distribution cooperatives in Virginia are subject to rate regulation by the Virginia State Corporation Commission (“VSCC”) in the provision of electric services to their customers but they have the ability to pass through changes in wholesale power costs – what we charge our member distribution cooperatives – to their customers. Our Virginia member distribution cooperatives also may adjust their distribution rates by a maximum net increase or decrease of 5%, on a cumulative basis, in any three year period without filing a rate case with the VSCC.

The Maryland Public Service Commission (“Maryland PSC”) regulates the rates and services offered by our Maryland member distribution cooperative. Our Delaware member distribution cooperative is not regulated by the Delaware Public Service Commission (“Delaware PSC”). Our Maryland and Delaware member distribution cooperatives have the ability to pass through changes in wholesale power costs – what we charge our member distribution cooperatives – to their customers.

Competition

Delaware and Maryland each have laws unbundling the power component (also known as generation) of electric service to retail customers, while maintaining regulation of transmission and distribution services. All retail customers in Delaware and Maryland, including retail customers of our member distribution cooperatives located in those states, are currently permitted to purchase power from the registered supplier of their choice. In Virginia, certain large retail customers have very limited rights to choose their energy suppliers. As of March 1, 2011, no entity had registered to be an alternative power supplier in any of the service territories of our member distribution cooperatives and, as a result, none of their retail customers have switched to alternative providers.

In Virginia, retail choice in the selection of a power supplier is only available to customers that consume at least five megawatts of power individually or in the aggregate (with aggregation subject to the approval of the VSCC), but that do not account for more than 1% of the incumbent utility’s peak load during the past year. Retail choice is also available to any customer whose 2006, or any subsequent year’s, noncoincident peak demand exceeded 90 megawatts. Additionally, all customers are permitted to select a supplier that provides 100% green or renewable power if their incumbent utility does not offer this same option. Currently, we do not anticipate that these conditions related to retail choice will have a material impact on our financial results.

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

New Dominion

In 2004, we entered into a reorganization agreement with our member distribution cooperatives, TEC and a newly formed taxable power supply cooperative, New Dominion Energy Cooperative (“New Dominion”). Structurally, the reorganization would result in all of our member distribution cooperatives exchanging their membership interests in ODEC for a membership interest in New Dominion. We received all necessary regulatory approvals for the reorganization contemplated by the reorganization agreement in 2008. We have evaluated whether the reorganization previously contemplated is in our best interests and the best interests of our member distribution cooperatives based on current conditions. Based on our current evaluation, we have decided not to actively pursue implementation of the reorganization at this time. As conditions change, we may reconsider this decision.

POWER SUPPLY RESOURCES

General

We provide power to our members through a combination of our interests in the Clover Power Station (“Clover”), a coal-fired generating facility; the North Anna Nuclear Power Station (“North Anna”); our three combustion turbine facilities - Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot purchases of power in the open market. Our power supply resources for the past three years have been as follows:

	Year Ended December 31,
	2010		2009		2008
	(in MWh and percentages)
Generated:
Clover	3,092,662	24.3%	2,787,184	28.4%	2,901,401	21.5%
North Anna	1,554,338	12.2	1,763,502	18.0	1,674,278	12.4
Louisa	382,211	3.0	93,125	0.9	153,170	1.1
Marsh Run	624,951	4.9	99,842	1.0	152,258	1.1
Rock Springs	193,498	1.5	29,906	0.3	55,045	0.4
Distributed Generation	897	—	457	—	286	—

Total Generated	5,848,557	45.9	4,774,016	48.6	4,936,438	36.5
Purchased:
Other than renewable	6,692,647	52.5	5,019,808	51.2	8,565,802	63.4
Renewable	210,702	1.6	21,393	0.2	14,308	0.1

Total Purchased	6,903,349	54.1	5,041,201	51.4	8,580,110	63.5

Total Available Energy	12,751,906	100.0%	9,815,217	100.0%	13,516,548	100.0%

In 2010, our member distribution cooperatives’ peak demand occurred in July and was 2,635 MW, excluding power supplied by SEPA which is not an ODEC resource. See “—Wholesale Power Contracts.” We anticipate that our member distribution cooperatives’ peak demand will occur during the winter in future years due to the consumption patterns of the customers served by our member distribution cooperatives.

Clover and North Anna, our baseload generating facilities, satisfied approximately 27.1% of our capacity obligations and 36.5% of our energy requirements in 2010. Louisa, Marsh Run and Rock Springs, our peaking generating facilities, collectively provided 49.6% of our 2010 capacity obligations, and 9.4% of our 2010 energy requirements. For a description of our generating facilities, see “Properties” in Item 2. In 2010, we obtained the remainder of our capacity obligations through the PJM Interconnection, LLC (“PJM”) reliability pricing model (“RPM”) capacity auction process. See “—PJM” below. The energy requirements not met by our owned generation facilities were obtained from various suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. See “—Power Purchase Contracts” below.

We plan to continue purchasing energy for significant periods into the future by utilizing a combination of physically-delivered forward power purchase contracts for the purchase of energy, as well as spot market purchases. As we have done in the past, we expect to adjust our portfolio of power supply resources to reflect our projected power requirements and changes in the market. To assist us in these efforts, we continue to engage the Alliance for Cooperative Energy Services Power Marketing LLC (“ACES”), an energy trading and risk management company.

Specifically, ACES assists us in negotiating power purchase contracts, evaluating the credit risk of counterparties, modeling our power requirements, bidding and dispatch of our combustion turbine facilities, and executing energy transactions. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

Power Supply Planning

We continually evaluate power supply options available to us to meet the needs of our member distribution cooperatives. We have policies that establish goals for how our projected power needs will be met and one of the ways we manage these goals is the utilization of hedging. We use hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power market price risks. These hedging instruments have varying time periods ranging from one month to multiple years in advance. Additionally, we evaluate other power supply options including the acquisition or development of additional facilities.

In 2007, we filed a joint application with Virginia Electric and Power Company (“Virginia Power”) at the Nuclear Regulatory Commission (“NRC”) for a license to construct and operate a new reactor at North Anna. In October 2010, Virginia Power announced that it will slow down its pursuit of an additional nuclear-powered generating unit at North Anna and plans to reassess the schedule for construction of the unit in 2013. We have evaluated our continued participation in this project and on February 28, 2011, we announced that we have decided not to participate in the development or ownership of an additional nuclear-powered generating unit at North Anna. We are currently working with Virginia Power on the logistics of our withdrawal as a participant in the project.

In addition, we continue to separately evaluate the possibility of constructing a new baseload generation facility. In 2010, we purchased two tracts of land in Virginia for potential development; one tract is in the town of Dendron in Surry County and the other is in Sussex County. In February 2010, we received the necessary zoning approvals for both tracts for siting of a power plant and approval to proceed with the attainment of required air and other environmental permits. In the fall of 2010, we announced that due to the economy and uncertainty related to energy and environmental policies, we have extended the timeline for securing the necessary air permits to begin construction. In March 2010, several residents of Surry County filed a Complaint for Declaratory and Injunctive Relief with the Surry County Circuit Court, requesting that the court void the zoning approvals granted based on their claim of inadequate notice of a public hearing. We are currently awaiting a hearing schedule.

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

PJM serves all of Delaware, Maryland, and most of Virginia, as well as other areas outside our member distribution cooperatives’ service territories. We are a member of PJM and are therefore subject to the operations of PJM. PJM also coordinates and establishes policies for the generation, purchase and sale of capacity and energy in the control areas of its members, including all of the service territories of our member distribution cooperatives. As a result, our generating facilities are under dispatch control of PJM.

We transmit power to our member distribution cooperatives through the transmission systems of PJM–South Region, PJM–West Region, and PJM–East Region. We have agreements with PJM which provide us with access to transmission facilities under their control as necessary to deliver energy to our member distribution cooperatives. We own a limited amount of transmission facilities. See “Properties—Transmission” in Item 2.

PJM balances its participants’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules available generation facilities in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. When PJM cannot dispatch available generating facilities due to transmission constraints, PJM will dispatch more expensive generating facilities to meet the required power requirements. PJM participants whose power requirements cause the redispatch are obligated to pay the additional costs to dispatch the more expensive generating facilities. These additional costs are commonly referred to as congestion costs. PJM conducts the auction of financial transmission rights for future periods to provide market participants an opportunity to hedge these congestion costs.

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

PJM rules require that load serving entities meet certain minimum generating capacity obligations. Additional capacity must be purchased for capacity obligations that are not met by an entity’s owned generation resources. Participants can procure capacity through self-supply, bilateral agreements or forward capacity auctions under PJM’s RPM. The purpose of RPM is to develop a longer-term pricing program for capacity resources, as well as provide localized pricing for capacity, and to reduce capacity price volatility and the resulting investment risk to generators thus encouraging new investment in generation facilities. The value of capacity resources varies by location and RPM provides for the recognition of the locational value. To date, PJM has conducted RPM auctions for capacity to be supplied through May 31, 2014. Each annual auction will be held 36 months before each subsequent delivery year, and up to three incremental auctions may be held at prescribed dates after the base residual auction for each delivery year to adjust for capacity market dynamics.

Power Purchase Contracts

Our purchased power is provided principally by investor-owned utilities and power marketers through physically-delivered power purchase contracts and purchases of energy in the spot markets.

We purchase significant amounts of power in the market through long-term and short-term physically-delivered forward power purchase contracts. We also purchase power in the spot market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. See “Risk Factors” in Item 1A. below. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we utilize policies and procedures and various hedging instruments to manage the risks in the changing business environment. These policies and procedures, developed in cooperation with ACES, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility.

We have contractual arrangements with Virginia Power, the operator and co-owner of Clover and North Anna, which permit us to purchase reserve capacity and energy. These arrangements allow for the purchase of our reserve capacity requirements for Clover and North Anna from Virginia Power under these arrangements until the date on which all facilities at North Anna have been retired or decommissioned, or the date we have no interest in North Anna, whichever is earlier.

In October 2009, we signed a long-term power purchase agreement with Exelon Generation Company, LLC (“Exelon”). Under the terms of this agreement, Exelon is supplying 200 MW of energy and capacity to us for ten years beginning in June 2010.

Renewable Energy

Our power supply resources include renewable energy resources through power purchase contracts. We have three long-term agreements for wind generated power under which we purchase power and renewable energy credits. Two of these wind generated power projects are located in Pennsylvania and one is in Maryland. Additionally, we have renewable resources through energy purchase contracts from three landfill gas-to-energy projects. Two are currently operational; one is located in Worchester County, Maryland and the other is located in Sussex County, Delaware. The third landfill gas-to-energy project is scheduled to be operational in 2011 and is located near Richmond, Virginia. We also purchase renewable resources through an energy purchase contract for a hydroelectric facility located in Alleghany County, Virginia. These contracts allow us to buy output from the renewable facilities at a predetermined price. We do not operate these facilities and are not responsible for the operational costs.

Fuel Supply

Coal

Virginia Power, as operating agent of Clover, has the sole authority and responsibility to procure sufficient coal for the operation of the facility. Virginia Power advises us they use both long-term contracts and short-term spot agreements from both domestic and international suppliers to acquire the low sulfur bituminous coal used to fuel the facility. We are not a direct party to any of these procurement contracts, and do not control their terms or duration. As of December 31, 2010, and December 31, 2009, there was a 38.0 day and a 92.0 day supply of coal at Clover, respectively. In 2009, both units at Clover were scheduled for longer outages resulting in reduced consumption of coal and an increase in the inventory balance. We anticipate that sufficient supplies of coal will be available in the future. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

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

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (“DOE”) is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract. Virginia Power is providing on-site spent nuclear fuel storage at the North Anna facility. Virginia Power will continue to manage North Anna’s spent nuclear fuel until the DOE begins accepting the spent nuclear fuel. In 2004, Virginia Power filed a lawsuit seeking recovery of damages in connection with the DOE’s failure to commence accepting spent nuclear fuel from North Anna. A subsequent trial held in 2008 ruled in favor of Virginia Power and the DOE filed an appeal. In March 2009, the U.S. Court of Appeals for the Federal Circuit granted the DOE’s request to stay the appeal. In November 2009, Virginia Power filed a motion to lift the stay and the DOE has opposed this motion. In May 2010, the stay was lifted, and the government’s initial brief in the appeal was filed in June 2010. Briefing on the appeal was concluded in September 2010 and oral arguments took place before the U.S. Court of Appeals for the Federal Circuit in January 2011.

Natural Gas

Our three combustion turbine facilities are powered by natural gas and are located adjacent to natural gas transmission lines. With assistance from ACES, we developed and utilize a natural gas supply strategy for providing natural gas to each of the three combustion turbine facilities. We are responsible for procuring the natural gas to be used by all of our units at Louisa, Marsh Run and Rock Springs. The strategy includes securing transportation contracts and incorporating the ability to use No. 2 distillate fuel oil as a back up fuel for Louisa and Marsh Run, as needed, to minimize natural gas pipeline transportation costs. We have identified our primary natural gas suppliers and have negotiated the contracts needed for procurement of physical natural gas. We have put in place strategies and mechanisms to financially hedge our natural gas needs. We anticipate that sufficient supplies of natural gas will be available in the future to support the operation of our combustion turbine facilities but significant price volatility may occur. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

REGULATION

General

We are subject to regulation by FERC and to a limited extent, state public service commissions. Some of our operations are also subject to regulation by the Virginia Department of Environmental Quality (“DEQ”), the Maryland Department of the Environment, the DOE, the NRC, and other federal, state, and local authorities. Compliance with future laws or regulations may increase our operating and capital costs by requiring, among other things, changes in the design or operation of our generating facilities.

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

Because our rates and services are regulated by FERC, the VSCC, the Delaware PSC, and the Maryland PSC do not have jurisdiction over our rates and services.

Other Regulation

In addition to its jurisdiction over rates, FERC regulates the issuance of securities and assumption of liabilities by us, as well as mergers, consolidations, the acquisition of securities of other utilities, and the disposition of property under FERC jurisdiction. Under FERC regulations, we are prohibited from selling, leasing, or otherwise disposing of the whole of our facilities subject to FERC jurisdiction, or any part of such facilities having a value in excess of $10.0 million without FERC approval. We are also required to seek FERC approval prior to merging or consolidating our facilities with those of any other entity having a value in excess of $10.0 million.

The VSCC, the Delaware PSC, and the Maryland PSC oversee the siting of our utility facilities in their respective jurisdictions.

Environmental

We are subject to federal, state, and local laws and regulations and permits designed to both protect human health and the environment and to regulate the emission, discharge, or release of pollutants into the environment. We believe we are in material compliance with all current requirements of such environmental laws and regulations and permits. However, as with all electric utilities, the operation of our generating units could be affected by future environmental regulations. Capital expenditures and increased operating costs required to comply with any future regulations could be significant. See “Risk Factors” in Item 1A. below. Our direct capital expenditures for environmental control equipment at our generating facilities were immaterial in 2010.

Clean Air Regulations

The most pertinent environmental law affecting our operations is the Clean Air Act. The Clean Air Act requires, among other things, that owners and operators of fossil fuel-fired power stations limit emissions of sulfur dioxide (“SO2”), particulate matter (“PM”), mercury (“Hg”), and nitrogen oxides (“NOx”). Additionally, regulatory programs and/or taxes are being proposed to limit emissions of carbon dioxide (“CO2”) and other greenhouse gases (“GHG”.)

The Clean Air Interstate Rule (“CAIR”) requires significant reductions of SO2 and NOx in the eastern United States, including Virginia and Maryland. In 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated CAIR and later remanded CAIR for correction instead. The court did not set a deadline for the Environmental Protection Agency (“EPA”) to make the corrections.

On July 6, 2010, the EPA proposed the “Transport Rule” that would require 31 states and the District of Columbia to significantly improve air quality by reducing power plant SO2 and NOx emissions that contribute to ozone and fine particle pollution in other states. Emissions reductions would begin to take effect in 2012. By 2014, the Transport Rule and other state and EPA actions would reduce power plant SO2 emissions by 71% over 2005 levels. Based upon the revised ozone standards that are expected to be issued in 2011, the EPA has stated that there will be revisions to the Transport Rule in 2012. There is still much continuing comment and debate about the allocation methodologies and we cannot quantify the full impact that this regulation will have on existing operations or new generation.

The DEQ adopted the CAIR implementation regulations in 2007. Virginia and Maryland participate in the federal SO2 cap and trade program established by CAIR for SO2 emissions. This program is similar, but is in addition to the Acid Rain Program. There are two phases and Phase I requires all of our facilities in Virginia to acquire adequate allowances for each ton of SO2 they emit beginning in 2010. Phase II begins in 2014 and will also require adequate allowances for each ton of SO2 emissions due to the increase in the ratio between what is emitted and the number of allowances required to cover the emissions in Phase II. We are entitled to sufficient SO2 allowances because of our interest in Clover and we do not anticipate needing to purchase additional SO2 allowances for our Louisa, Marsh Run and Rock Springs generating facilities through both phases of CAIR.

Pursuant to the Clean Air Act and CAIR, both Virginia and Maryland have enacted regulations to reduce the emissions of NOx by establishing NOx cap and trade programs similar to the federal SO2 allowance programs. Both the Clean Air Act and CAIR will meet the more stringent NOx emission caps established under CAIR, and with respect to the facilities in Virginia, additional NOx emission reductions mandated by Virginia. Under CAIR, allowances are required for annual NOx emissions (“CAIRNOx” allowances) and ozone season NOx emissions (“CAIROS” allowances). Clover is allocated a certain number of CAIRNOx and CAIROS allowances. If Clover emits more NOx emissions than the allotted allowances cover then additional CAIRNOx and CAIROS emissions allowances will have to be purchased. We can purchase CAIROS allowances from Virginia Power under an existing agreement or purchase them from the market.

With respect to SO2, under the Clean Air Act’s Acid Rain Program, each of our fossil fuel-fired plants must obtain SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually. The total number of allowances is capped, and allowances can be traded. As a facility that was built before the Acid Rain Program, Clover is included in the Acid Rain Program budget and receives an annual allocation of SO2 allowances at no cost based upon its baseline operations. Newer facilities, including Louisa, Marsh Run and Rock Springs, need to obtain allowances; however, because they are primarily gas-fired, the number of SO2 allowances they must obtain is typically minimal and can be supplied from excess SO2 allowances allocated to Clover.

Louisa, Marsh Run, and Rock Springs each produce NOx emissions and all three sites have been allocated CAIRNOx and CAIROS allowances under CAIR. The CAIRNOx and CAIROS allowances currently received are expected to cover the facilities emissions. If these allowances are not sufficient to cover the NOx emissions produced at these facilities, additional allowances will be purchased in the market for the operation of these facilities.

Clear Air Mercury Rule

Clover is currently our only generating facility impacted by the EPA’s Clean Air Mercury Rule (“CAMR”). In 2005, the EPA issued the CAMR which establishes caps for overall mercury emissions from coal-fired power plants. In 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CAMR. The EPA, consistent with the court’s decisions, will be implementing emissions standards based upon the Information Collection Request information, as outlined in the subsequent section.

In 2006, Virginia adopted the cap and trade program proposed in CAMR, subject to certain limitations. The DEQ adopted the Mercury Budget Trading regulations in 2007 which are currently in effect. The 2009 U.S. Court of Appeals decision vacating CAMR does not affect the DEQ’s adoption of the Mercury Budget Trading regulations; however, there will not be a cap and trade program if the CAMR ultimately does not go into effect. We do not anticipate that any additional measures will be required at Clover to comply with the DEQ’s Mercury Budget Trading regulations due to Clover’s existing pollution control requirement, which already removes greater than 90% of the mercury emitted from the facility.

Greenhouse Gas Initiative

In late 2009, the EPA finalized the Endangerment Finding, which obligated the agency to issue GHG standards for motor vehicles. The implementation of vehicle standards made GHG emissions subject to regulation under the Clean Air Act for the first time. Subsequently, any air pollutants subject to regulation under the Clean Air Act must now be addressed under the New Source Review Prevention of Significant Deterioration and the Title V Operating Permit programs.

Based upon an effective date of January 2, 2011 for GHG standards for light-duty vehicles, the EPA has put forth rulemaking to implement the Clean Air Act permitting programs for affected stationary sources of GHG emissions. On May 13, 2010, the EPA issued the “Tailoring Rule” to address GHG emissions from stationary sources under the Clean Air Act permitting programs. The final rule set thresholds for GHG emissions that define when permits under the New Source Review Prevention of Significant Deterioration and Title V Operating Permit programs are required for new and existing industrial facilities. On December 23, 2010, the EPA issued a series of rules that provide the necessary regulatory framework for permitting of both new and existing large stationary sources. These rules significantly affect fossil fuel-fired electric generating facilities. This will have a significant effect on the renewal of Title V Operating Permits for Clover, Louisa, Marsh Run, and Rock Springs, as well as permitting of any new fossil generation by ODEC.

Also, there are numerous actions at the state and regional level, including the Regional Greenhouse Gas Initiative (“RGGI”). RGGI provides for a cap and trade program to regulate CO2 emissions among certain northeastern and mid-Atlantic states, including Delaware and Maryland, capping emissions at current levels in 2009, and then reducing emissions 10% by 2019. CO2 emissions from Rock Springs require us to purchase emissions allowances for the first compliance period of 2009 through 2011. The regulations require all allowances to be auctioned rather than allocated directly to utilities.

Revised National Ambient Air Quality Standards

On January 6, 2010, the EPA proposed to reconsider the eight hour primary ozone standard based upon additional scientific evidence. The current standard is 75 parts per billion, with the information suggesting that EPA would be considering lowering that standard. In December 2010, the EPA delayed the final rulemaking with the intent of continuing to review scientific information and recommendations from the Clean Air Scientific Advisory Committee and finalizing a new standard in late 2011. We have been monitoring this very closely and expect that this change should not significantly affect ODEC’s current operations, but may impact permitting of new generation depending upon location.

Additionally, in June of 2010, EPA finalized the one hour SO2 standard. It is yet to be determined the full extent of this standard, however, it is expected to have an effect on the permitting of any new facility particularly fossil fuel fired generation. The EPA has also set a schedule in 2011 for revision of this standard as well. There is currently not enough information to determine the potential impact on ODEC operations.

Proposed Construction of Generation Facility

We are continuing to evaluate the feasibility of constructing a power station, which we anticipate would be fueled by a mixture of coal and biomass, a form of renewable energy, in either Surry or Sussex County, Virginia. See “—Power Supply Resources—Power Supply Planning” above. If constructed as currently contemplated, all of the environmental regulations applicable to Clover would also apply to this facility. However, no SO2 or NOx allowances would be allocated to this facility. Under the proposed Transport Rule, it is expected that we would have some excess SO2 allowances that could be used at a new facility if constructed, and if there were not sufficient allowances available in the set-aside pool, any shortfall would have to be purchased from the market. Due to the significant reductions proposed, under the Transport Rule, we have yet to determine the availability of additional NOx allowances that would be available.

Additionally, revisions to National Ambient Air Quality Standards (“NAAQS”) for certain areas of Virginia could have an impact on the overall permitting of a new fossil fuel-fired facility and we continue to monitor this issue.

In late 2010, the EPA established a total maximum daily load (“TMDL”) for the Chesapeake Bay which identifies the necessary reductions of nitrogen, phosphorus and sediment from Delaware, Maryland, New York, Pennsylvania, Virginia, West Virginia and the District of Columbia. Process water for the proposed facility would be withdrawn from the James River, and would be treated and discharged into the James River, which is covered under the requirements of the TMDL. Though we do not anticipate a great effect from direct discharge of our treated process water into the James, there is concern that the EPA may eventually target nitrogen deposition from air emissions sources within the context of this TMDL.

Clean Water Act

The Clean Water Act and applicable state laws regulate water intake structures, discharges of cooling water, storm water run-off and other wastewater discharges at our generating facilities. We are in material compliance with these requirements and with permits that must be obtained with respect to such discharges. Our permits are subject to periodic review and renewal proceedings, and can be made more restrictive over time. Limitations on the thermal discharges in cooling water, or withdrawal of cooling water during low flow conditions, can restrict our operations. EPA has decided to revise the federal effluent guidelines for water discharges at power plants. In doing so, the agency is increasing its data-gathering efforts to better characterize steam-electric generating facilities.

On June 21, 2010, the EPA formally proposed to regulate coal combustion residuals (“CCRs”) under the Resource Conservation and Recovery Act (“RCRA”) to address the risks from disposals of CCRs generated by coal combustion at electric generating facilities. CCR, also commonly referred to as “coal ash,” is currently considered an exempt waste under an amendment to RCRA. The EPA is currently considering two options for regulating CCRs. Under Option 1, the EPA would list CCR’s as a special waste under Subtitle C of RCRA when destined for disposal in landfills or impoundments which would effectively result in CCRs being treated as a listed “hazardous” waste. Under Option 2, CCR’s would be regulated under subtitle D of RCRA as solid waste. Under Option 1 the difficulty in obtaining hazardous treatment, storage, and disposal permits and the lack of current access to, and availability of, properly permitted off-site landfills could cause ODEC to incur significant additional costs.

Information Collection Request

In 2009, the EPA sent Clover an information collection request for hazardous air pollutants. This information is being collected by the EPA’s Office of Air and Radiation to assist the EPA Administrator in developing Maximum Achievable Control Technology emission standards for fossil fuel-fired power plants of 25 megawatts or greater. Clover conducted stack testing and fuel analyses and submitted the information to the EPA during 2010. It is currently anticipated that the EPA will announce the emission standards in 2011.

Future Regulation

New legislative and regulatory proposals are frequently introduced on both a federal and state level that would modify the environmental regulatory programs applicable to our facilities. An example is the control of CO2 and other GHGs that may contribute to global climate change. With respect to proposed legislation and regulatory proposals that have not yet been formally proposed, we cannot provide meaningful predictions regarding their final form, or their possible effects upon our operations.

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

Historically, our power supply strategy has relied substantially on purchases of energy from other power suppliers. In 2010, we purchased approximately 54.1% of our energy resources. These purchases consisted of a combination of purchases under physically-delivered forward contracts and purchases of energy in the spot market. Our reliance on purchases of energy from other suppliers will continue well into the future and likely will increase after 2010 as our member distribution cooperatives’ requirements for power increase. Our reliance on energy purchases also could increase because the operation of our generation facilities is subject to many risks, including the shutdown of our facilities or breakdown or failure of equipment.

Purchasing power helps us mitigate high fixed costs relating to the ownership of generating facilities but exposes us, and consequently our member distribution cooperatives, to significant market price risk because energy prices can fluctuate substantially. When we enter into long-term power purchase contracts or agree to purchase energy at a date in the future, we utilize our judgment and assumptions in our models. These judgments and assumptions relate to factors such as future demand for power and market prices of energy and the price of commodities, such as natural gas, used to generate electricity. Our models cannot exactly predict what will actually occur and our results may vary from what our models predict, which may in turn impact our resulting costs to our members. Our models become less reliable the further into the future that the estimates are made. Although we have engaged ACES to assist us in developing strategies to meet our power requirements in the most economical manner and we have implemented a hedging strategy to limit our exposure to variability in the market, we still may purchase energy at a price which is higher than other utilities’ costs of generating energy or future market prices of energy. For further discussion of our market price risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Changes in fuel and purchased power costs could increase our operating costs.

We are subject to changes in fuel costs, which could increase the cost of generating power, as well as changes in purchased power costs. Increases in fuel costs and purchased power costs increase the cost to our member distribution cooperatives. The market prices for fuel may fluctuate over relatively short periods of time. Factors that could influence fuel and purchased power costs are:

•	Weather;

•	Supply and demand;

•	The availability of competitively priced alternative energy sources;

•	The transportation of fuels;

•	Price competition among fuels used to produce electricity, including natural gas, coal and crude oil;

•	Energy transmission or natural gas transportation capacity constraints;

•	Impact of implementation of new technologies in the power industry;

•	Federal, state, and local energy and environmental regulation and legislation; and

•	Natural disasters, war, terrorism, and other catastrophic events.

Environmental regulation may limit our operations or increase our costs or both.

We currently are required to comply with numerous federal, state and local laws and regulations relating to the protection of the environment. While we believe that we have obtained all material environmental-related approvals currently required to own and operate our facilities or that these approvals have been applied for and will be issued in a timely manner, we may incur significant additional costs because of compliance with these requirements in addition to costs related to any costs of compliance with laws or regulations relating to CO2 and other GHG emissions. Failure to comply with environmental laws and regulations could have a material effect on us, including potential civil or criminal liability and the imposition of fines or expenditures of funds to bring our facilities into compliance. Delay in obtaining, or failure to obtain and maintain in effect any environmental approvals, or the delay or failure to satisfy any applicable environmental regulatory requirements related to the operation of our existing facilities or the sale of energy from these facilities could result in significant additional cost to us.

Our financial condition is largely dependent upon our member distribution cooperatives.

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations under the wholesale power contract that each has executed with us. The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formulary rate. Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval, with limited exceptions. In 2010, 60.1% of our revenues from sales to our member distribution cooperatives were received from our three largest members, Rappahannock Electric Cooperative, Shenandoah Valley Electric Cooperative and Delaware Electric Cooperative, Inc.

Our member distribution cooperatives’ ability to collect their costs from their members may have an impact on our financial condition. Economic conditions may make it difficult for some consumers of our member distribution cooperatives to pay their power bills in a timely manner which may in turn affect the timeliness of our member distribution cooperatives’ payments to us. Although the magnitude or duration of any economic downturn cannot be predicted, the occurrence may negatively affect our results of operations and financial position.

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

Changes in our credit ratings could affect our ability to access capital. Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”), and Fitch Inc., currently rate our outstanding obligations issued under our principal security instrument, our Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated as of January 1, 2011, with Branch Banking and Trust Company, as trustee (the “Indenture”) at “A,” “A3,” and “A,” respectively. If these agencies were to downgrade our ratings, particularly below investment grade, we may be required to pay higher interest rates on financings which we may need to undertake in the future, and our potential pool of investors and funding sources could decrease. In addition, in limited circumstances, we have obligations to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. These circumstances relate to the lease and leaseback of our undivided interest in Clover Unit 1 and some of our power purchase contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Contingent Obligations” in Item 7.

To the extent that we would have to provide additional credit support as a result of a downgrade in our credit ratings, our ability to access additional credit may be limited and our liquidity may be materially impaired.

Failure of an investment in a lease of our interest in Clover Unit 1 could reduce investment income currently used to fund the majority of our rental payment obligations.

In conjunction with our 1996 lease and subsequent leaseback of our interest in Clover Unit 1, we purchased an investment that provides for a substantial portion of our periodic rent payments under the leaseback and the fixed purchase price of our interest in Unit 1 at the end of the term of the leaseback, if we exercise our option to purchase the interest at that time. The investment, which had a balance of $311.5 million at December 31, 2010, was issued by Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland” (“Rabobank”), which has senior debt obligations which are currently rated “AAA” by S&P and “Aaa” by Moody’s. If this entity fails to make disbursements from the investment, we remain liable for all rental payments under the leaseback and the fixed purchase price if we choose to exercise that option. At December 31, 2010, the total balance of our remaining lease obligation was $346.1 million. See “Significant Contingent Obligations – Clover Lease” in Item 7.

We are subject to risks associated with owning an interest in a nuclear generation facility.

We have an 11.6% undivided ownership interest in North Anna which provided approximately 12.2% of our energy requirements in 2010. Ownership of an interest in a nuclear generating facility involves risks, including:

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

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of North Anna. If the facility is not in compliance, the NRC may impose fines or shut down the units until compliance is achieved, or both depending upon its assessment of the situation. Revised safety requirements issued by the NRC have, in the past, necessitated substantial capital expenditures at other nuclear generating facilities. North Anna’s operating and safety procedures may be subject to additional federal or state regulatory scrutiny as a result of current world-wide events related to nuclear facilities. In addition, although we have no reason to anticipate a serious nuclear incident at North Anna, if an incident did occur, it could have a material but presently undeterminable adverse effect on our operations or financial condition. Further, any unexpected shut down at North Anna as a result of regulatory non-compliance or unexpected maintenance will require us to purchase replacement energy. We can buy this replacement energy either from Virginia Power or the market. See “Power Supply Resources—Power Purchase Contracts.”

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

Regulation of CO2, other GHG and other climate change related costs may significantly increase our costs and may result in our purchasing additional energy in the market.

Federal and state governmental authorities, prompted by growing concerns relating to the impact of global climate change, have begun to actively pursue legislation that calls for the reduction of emissions of GHG. Recently, legislative proposals have focused on regulation of CO2 emissions. Often, these proposals either tax the emission of CO2 or institute a cap and trade program requiring allowances to emit CO2 in the operation of coal-fired and other fossil fuel generating facilities. Cap and trade proposals vary regarding the extent to which existing generation facilities would be allocated allowances without cost, similar to the regulation of other emissions under the Clean Air Act. Some proposals do not allocate any allowances to existing facilities. Proposals requiring the taxing of CO2 emissions vary widely as to the amount of the tax.

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

Because no federal laws or state laws applicable to us regulating CO2 emissions have become effective, other than the RGGI (see “Business—Regulation—Greenhouse Gas Initiative”), we cannot predict the cost or the effect of any future legislation or regulation. We do believe, however, that some form of federal or state law or regulation in this area is likely to be enacted in the future and could have a material adverse effect on the cost of energy we supply our member distribution cooperatives. The Obama Administration has stated that it is going to pursue regulation of CO2, including a cap and trade program aimed at GHG emissions. The Administration has also proposed a federal renewable portfolio standard (“RPS”) that may require us to produce or procure a significant portion of our energy needs from renewable resources, which may include sources that are more expensive than the costs associated with our existing generating units and market purchases. Because the details of this plan are not fully available, it is difficult for us to predict with any degree of certainty the magnitude of the impact a federal RPS would have on our costs and capital expenditures should this be enacted. Also, there are numerous actions at the state and regional level. New laws or regulations, the revision or reinterpretation of existing laws or regulations, or penalties imposed for non-compliance with existing laws or regulations may require us to incur additional expenses.

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

Clover

Virginia Power, the co-owner of Clover, is responsible for operating Clover and procuring and arranging for the transportation of the fuel required to operate Clover. See “Power Supply Resources—Fuel Supply—Coal” in Item 1. ODEC and Virginia Power are each entitled to half of the power produced by Clover. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover.

Clover Lease

In 1996, we entered into a lease with an owner trust for the benefit of an investor in which we leased our interest in Clover Unit 1 and related common facilities, subject to the lien of the Indenture, for a term extendable by the owner trust up to the full productive life of Clover Unit 1, and simultaneously entered into an approximately 21.8 year leaseback of the interest. The interest of the owner trust in Clover Unit 1 is subject and subordinate to the lien of the Indenture. The lease contains events of default, which, if they occur, could result in termination of the lease, and, consequently, our loss of possession and right to the output of Clover Unit 1. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Contingent Obligations—Clover Lease” in Item 7 for a discussion of our options and obligations at the end of the term of the leaseback of Clover Unit 1 and sources of funding for these obligations.

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

Combustion Turbine Facilities

Louisa

We are responsible for the operation and maintenance of Louisa and we supply all services, goods and materials required to operate and maintain the facility, including arranging for the transportation and supply of the natural gas and No. 2 distillate fuel oil required by the facility.

Marsh Run

We are also responsible for the operation and maintenance of Marsh Run and we supply all services, goods and materials required to operate and maintain the facility, including arrangement for the transportation and supply of the natural gas and No. 2 distillate fuel oil required by the facility.

Rock Springs

ODEC and North American Energy Alliance, LLC (“NAEA”) each individually own two units (a total of 336 MWs each) and 50% of the common facilities at Rock Springs. Additionally, ODEC and NAEA each individually bid its respective units into PJM as determined to be necessary and prudent.

Rock Springs is currently operated and maintained by North American Energy Alliance Operating Co., LLC, an affiliate of NAEA, pursuant to a service agreement under which North American Energy Alliance Operating Co., LLC, supplies all services, goods and materials, other than natural gas, required to operate the facility. We are responsible for all costs associated with the development, construction, additions and operating costs and administrative and general expenses relating to our two units and the proportional share of the costs relating to the common facilities for Rock Springs.

We arrange for the transportation and supply of the natural gas required by the operator for our units at Rock Springs.

Distributed Generation Facilities

We have distributed generation facilities in our member distribution cooperatives’ service territory primarily to enhance our system’s reliability. Four diesel generators service our member distributions cooperatives in the Virginia mainland territory and six diesel generators service our member distribution cooperatives in the Delmarva Peninsula territory.

Transmission

We own approximately 100 miles of transmission lines on the Virginia portion of the Delmarva Peninsula. We also own two 1,100 foot 500 kilovolt (“kV”) transmission lines and a 500 kV substation at Rock Springs jointly with NAEA. As a transmission owner in PJM, we have relinquished control of all of these transmission facilities to PJM and contracted with third parties to operate and maintain them.

Indenture

Following the redemption of $1.0 million of our First Mortgage Bonds, 1993 Series A on January 24, 2011, the Amended and Restated Indenture, dated as of September 1, 2001, became effective and amended and restated our Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, as previously amended. This previous form of the Indenture, among other things, released the lien of the 1992 Indenture. On January 26, 2011, the previous form of the Indenture again was amended and restated in the form of the Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated as of January 1, 2011, which is referred to herein as “Indenture.” This form of the Indenture reinstated the lien on substantially all of our real property and tangible personal property and some of our intangible personal property in favor of the trustee, with limited exceptions. The obligations outstanding under the Indenture, regardless of the form of the Indenture in effect at the time of the issuance of the obligations, are secured equally and ratably.

ITEM 3. LEGAL PROCEEDINGS

Norfolk Southern

In 2008, we, along with Virginia Power, filed suit against Norfolk Southern Railway Company (“Norfolk Southern”) in the Circuit Court of the City of Richmond, Virginia, seeking to recover approximately $4.9 million, plus interest, for unauthorized fuel surcharges improperly collected by Norfolk Southern under our coal transportation agreement. Our portion of this claim is approximately $2.5 million, excluding interest. We believe that the fuel surcharge conflicts with the payment provisions specified in the agreement. A hearing was held on February 10, 2011, and on March 9, 2011, the court found that the fuel surcharge does not conflict with the payment provisions in the specified agreement. We currently plan to file a motion for reconsideration.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below present selected historical information relating to our financial condition and results of operations. The financial data for the five years ended December 31, 2010, are derived from our audited consolidated financial statements. You should read the information contained in this table together with our consolidated financial statements, the related notes to the consolidated financial statements, and the discussion of this information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except ratios)
Statement of Operations Data

Operating Revenues	$844,470	$713,169	$1,040,751	$963,094	$817,515
Operating Margin	53,671	57,736	61,417	62,085	73,461
Net Margin attributable to ODEC(1)	10,158	9,687	11,784	16,035	21,244

Margins for Interest Ratio	1.23	1.21	1.23	1.30	1.39

	December 31,
	2010	2009	2008	2007	2006
	(in thousands, except ratios)
Balance Sheet Data

Net Electric Plant	$1,037,404	$1,008,373	$1,016,579	$1,031,727	$1,059,745
Total Investments	196,597	176,076	199,129	334,269	286,956
Other Assets	278,434	255,463	290,037	305,751	280,708

Total Assets	$1,512,435	$1,439,912	$1,505,745	$1,671,747	$1,627,409

Patronage capital	$339,678	$329,520	$319,833	$309,112	$293,077
Non-controlling interest	13,166	13,178	12,787	11,431	10,993
Long-term debt	449,798	688,736	711,675	787,028	813,264
Long-term debt due within one year(2)	238,917	22,917	22,917	29,667	22,917
Notes payable	7,043	26,954	62,000	—	—

Total Capitalization	$1,048,602	$1,081,305	$1,129,212	$1,137,238	$1,140,251

Equity Ratio(3)	32.8%	30.9%	28.6%	27.5%	26.0%

(1)	Net Margin for 2010, 2007 and 2006 includes an additional equity contribution of $1.3 million, $4.0 million and $9.0 million, respectively.
(2)	Long-term debt due within one year includes $215.0 million 2001 Series A Bonds which are due on June 1, 2011. We plan to refinance this debt in the second quarter of 2011.
(3)	Equity ratio equals patronage capital divided by the sum of our long-term debt, long-term debt due within one year, notes payable, and patronage capital.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding matters that could have an impact on our business, financial condition, and future operations. These statements, based on our expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward looking statements. These risks, uncertainties, and other factors include, but are not limited to, general business conditions, demand for energy, federal and state legislative and regulatory actions and legal and administrative proceedings, changes in and compliance with environmental laws and policies, general credit and capital market conditions, weather conditions, the cost of commodities used in our industry, and unanticipated changes in operating expenses and capital expenditures. Our actual results may vary materially from those discussed in the forward looking statements as a result of these and other factors. Any forward looking statement speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of ODEC, its subsidiaries and TEC. See “Note 1—Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Item 8.”

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

Our financial results for the year ended December 31, 2010, were significantly impacted by:

•	Acquisition of additional service territory by two of our member distribution cooperatives,

•

Unseasonably warm weather in May, June, July and September and unseasonably cold weather in November and December which increased our member distribution cooperatives’ requirements for power and increased the dispatch of our combustion turbine facilities,

•	Reduction in our total energy rate,

•	Scheduled and unscheduled maintenance outages for both units at North Anna; and

•	An interest rate hedge transaction.

Member Distribution Cooperatives—Events

On June 1, 2010, two of our member distribution cooperatives, REC and SVEC, acquired the distribution assets and right to provide electric distribution services to approximately 102,000 customers (meters) of Potomac Edison. On December 31, 2010, SVEC sold the distribution assets and right to provide electric distribution services to approximately 2,500 customers (meters) in West Virginia. We estimate that in the aggregate REC’s and SVEC’s acquisitions net of the disposition noted above will increase our megawatt hour (“MWh”) and megawatt (“MW”) sales to our member distribution cooperatives by approximately 35% to 40% on an annualized basis.

In accordance with the wholesale power contracts between ODEC and its member distribution cooperatives, ODEC is serving the additional power requirements resulting from REC’s and SVEC’s acquisitions. We were not a party to this transaction; however, we assumed power supply contracts previously entered into by Potomac Edison for the service territory to serve the load of these customers. These contracts expire on June 30, 2011. A valuation of these contracts was performed as of June 1, 2010, and the value of the contracts approximated a fair value of zero.

In accordance with our load acquisition policy, we are paying a transition fee to REC and to SVEC that represents a portion of the projected power cost savings related to these acquisitions. The aggregate transition fee is approximately $66.7 million; of which approximately $7.4 million was recorded in 2010. The transition fee is reflected as a credit on the monthly power invoices to REC and SVEC over 48 months as a reduction in sales and is being collected from our member distribution cooperatives through our formulary rate.

In an unrelated transaction Northern Virginia Electric Cooperative (“NOVEC”) withdrew as a Class A member of ODEC effective December 31, 2008. In connection with the withdrawal, we entered into a settlement, release and withdrawal agreement with NOVEC to end our power supply arrangement and to resolve all of our outstanding disputes with NOVEC. The agreement resulted in the termination of NOVEC’s wholesale power contract with us and the payment by us to NOVEC of $50.0 million.

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

Margin Stabilization Plan

We have a Margin Stabilization Plan that allows us to review our actual capacity-related costs of service and capacity revenue and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors. Our formulary rate allows us to recover and refund amounts under the Margin Stabilization Plan. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, generally in the succeeding calendar year. Each quarter we adjust operating revenues and accounts receivable—members or accounts payable—members, as appropriate, to reflect these adjustments. In 2010, 2009, and 2008, under our Margin Stabilization Plan, we reduced operating revenues by $22.5 million, $2.4 million, and $11.3 million, respectively, and increased accounts payable—members by the same amount.

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

A significant portion of our asset retirement obligations relates to our share of the future cost to decommission North Anna. At December 31, 2010, North Anna’s nuclear decommissioning asset retirement obligation totaled $62.0 million, which represented approximately 91.3% of our total asset retirement obligations. Because of its significance, the following discussion of critical assumptions inherent in determining the fair value of asset retirement obligations relates to those associated with our nuclear decommissioning obligations.

Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts. The third party experts provide us with periodic site-specific “base year” cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for North Anna. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption. Our current estimate is based upon studies that were performed in 2009 and adopted effective July 1, 2009.

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities. The following table details the weighted average cost escalation rates used by the study:

Year Study Performed	Weighted Average Cost Escalation Rate
2002	3.27%
2005	2.42
2009	2.30

The weighted average cost escalation rate was applied if the cash flows increased as compared to the previous study. The original weighted average cost escalation rate was applied if the cash flows decreased as compared to the previous study. The use of alternative rates would have been material to the liabilities recognized. For example, had we increased the cost escalation rates by 0.5%, the amount recognized as of December 31, 2010, for our asset retirement obligations related to nuclear decommissioning would have been $13.3 million higher.

Accounting for Derivative Contracts

We primarily purchase power under both long-term and short-term physically-delivered forward contracts to supply power to our member distribution cooperatives under our wholesale power contracts with them. These forward purchase contracts meet the accounting definition of a derivative; however, a majority of the forward purchase derivative contracts qualify for the normal purchases/normal sales accounting exception under Accounting for Derivatives and Hedging. As a result, these contracts are not recorded at fair value. We record a liability and purchased power expense when the power under the physically-delivered forward contract is delivered. We also purchase natural gas futures generally for three years or less to hedge the price of natural gas for the operation of our combustion turbine facilities and for use as a basis in determining the price of power in certain forward power purchase agreements. These derivatives do not qualify for the normal purchases/normal sales accounting exception.

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

Generally, derivatives are reported at fair value on the Consolidated Balance Sheet in the regulatory assets or regulatory liabilities account and deferred charges–other and deferred credits and other liabilities–other. The measurement of fair value is based on actively quoted market prices, if available. Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications. For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value.

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

The formulary rate has three main components: a base energy rate, a fuel factor adjustment rate, and a demand rate. The formulary rate identifies the cost components that we can collect through rates, but not the actual amounts to be collected. With limited minor exceptions, we can change our rates periodically to match the costs we have incurred and we expect to incur without seeking FERC approval.

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

Capacity costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, and our margin requirements and additional equity contributions approved by our board of directors are recovered through our demand rate. The formulary rate allows us to change the actual demand rate we charge as our capacity related costs change, without seeking FERC approval, with the exception of decommissioning cost, which is a fixed number in the formulary rate that requires FERC approval prior to any adjustment. FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula. Additionally, depreciation studies are required to be filed with FERC for their approval if they would result in a change in our depreciation rates.

We may revise our budget at any time to the extent that our current budget does not accurately reflect our costs and expenses or estimates of our sales of power. Increases or decreases in our budget automatically amend the fuel factor adjustment rate and/or the demand component of our formulary rate, as necessary. The formulary rate also permits us to adjust the amounts to be collected from the member distribution cooperatives to equal our actual demand costs. We make these adjustments under our Margin Stabilization Plan. See “—Critical Accounting Policies—Margin Stabilization Plan.” These adjustments are treated as due, owed, incurred and accrued for the year to which the increase or decrease relates. The member distribution cooperatives generally pay or receive any amounts owed to or by us as a result of this adjustment in the following year. If at any time our board of directors determines that the formula does not meet all of our costs and expenses, it may adopt a new formula to meet those costs and expenses, subject to any necessary regulatory review and approval.

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

We bill capacity to each of our member distribution cooperatives based on its requirement for energy during the hour of the month when the need for energy among all of the consumers in the Virginia mainland or the Delmarva Peninsula, as applicable, is highest, as measured in MW. We bill energy to each of our member and non-member customers based on the total MWh delivered to them each month.

Consumers’ Requirements for Power

Growth in the number of consumers and growth in consumers’ requirements for power significantly affect our member distribution cooperatives’ consumers’ requirements for power. Factors affecting our member distribution cooperatives’ consumers’ requirements for power include:

•

Weather – Weather affects the demand for electricity. Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively. Mild weather generally reduces the demand because heating and air conditioning systems are operated less. Weather also plays a role in the price of market energy through its effects on the market price for fuel, particularly natural gas. For example, hurricanes in the Gulf of Mexico can affect the supply of natural gas and its market price.

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

In 2010, we satisfied the majority of our member distribution cooperatives’ capacity requirements and slightly less than half of their energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run, and Rock Springs, and we purchased power under physically-delivered forward contracts and in the spot market to supply the remaining needs of our member distribution cooperatives. See “Power Supply Resources” in Item 1 and “Properties” in Item 2.

PJM

PJM is a RTO that serves all of Delaware, Maryland, and most of Virginia, as well as other areas outside our member distribution cooperatives’ service territories. We are a member of PJM and are subject to the operations of PJM. PJM also coordinates and establishes policies for the generation, purchase and sale of capacity and energy in the control areas of its members, including all of the service territories of our member distribution cooperatives. As a result, our generating facilities are under dispatch control of PJM.

PJM balances its participants’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules available generation facilities in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. When PJM cannot dispatch available generating facilities due to transmission constraints, PJM will dispatch more expensive generating facilities to meet the required power requirements. For these reasons, actions by PJM affect our operating results. For further discussion related to PJM – see “PJM” in Part 1.

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

As previously mentioned, our generating facilities are under dispatch control of PJM. See “PJM” above. Typically, nuclear facilities are almost always dispatched and coal-fired facilities are dispatched based upon economic factors including the market price of energy. The operational availability of Clover for the past three years was as follows:

	Clover Year Ended December 31,
	2010	2009	2008
Unit 1	95.2%	83.8%	93.8%
Unit 2	95.5	82.5	94.2
Combined	95.4	83.2	94.0

The output of Clover and North Anna for the past three years as a percentage of maximum dependable capacity rating of the facilities was as follows:

	Clover Year Ended December 31,			North Anna Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Unit 1	80.6%	74.6%	76.9%	85.7%	92.3%	100.7%
Unit 2	82.5	72.2	76.0	79.6	99.9	81.3
Combined	81.6	73.4	76.5	82.7	96.1	91.0

The scheduled and unscheduled outages for Clover for the past three years were as follows:

	Scheduled Outages Year Ended December 31,			Unscheduled Outages Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	(in days)			(in days)
Unit 1	8.0	54.8	18.5	9.5	4.3	4.3
Unit 2	13.1	53.1	14.5	3.4	10.9	6.8

Combined	21.1	107.9	33.0	12.9	15.2	11.1

Also, the production for Clover Unit 1 was curtailed approximately 9.5 days in 2010 and Clover Unit 2 was curtailed approximately 1.0 day in 2009 due to equipment issues.

The scheduled and unscheduled outages for North Anna for the past three years were as follows:

	Scheduled Outages Year Ended December 31,			Unscheduled Outages Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	(in days)			(in days)
Unit 1	31.0	25.1	—	21.6	5.8	—
Unit 2	36.3	—	31.0	32.9	3.0	37.8

Combined	67.3	25.1	31.0	54.5	8.8	37.8

The majority of the unscheduled outages for both units at North Anna during 2010 relate to the inspection and replacement of non-accident qualified insulation. The majority of the unscheduled outages at North Anna Unit 2 during 2008 relate to a transformer replacement and the removal of hydrogen system contamination in the main generator.

The operational availability of our Louisa, Marsh Run and Rock Springs combustion turbine facilities for the past three years was as follows:

	Operational Availability Year Ended December 31,
	2010	2009	2008
Louisa	98.4%	98.2%	98.2%
Marsh Run	97.3	97.3	97.9
Rock Springs	94.2	94.6	98.3

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

Sales to Non-Members

Sales to non-members consist of sales of excess purchased and generated energy. We primarily sell excess energy to PJM at the prevailing market price at the time of sale. Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, as well as changes in market conditions.

Results of Operations

Operating Revenues

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the past three years were as follows:

	Operating Revenues Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Base energy revenues	$199,955	$154,780	$219,713
Fuel factor adjustment revenues	298,464	287,904	481,274

Total energy revenues	498,419	442,684	700,987
Demand (capacity) revenues	280,651	236,391	264,488

Total revenues from sales to member distribution cooperatives	779,070	679,075	965,475
Non-members	65,400	34,094	75,276

Total operating revenues	$844,470	$713,169	$1,040,751

Average cost to member distribution cooperatives (per MWh)	$69.22	$78.34	$79.08

Our energy sales in MWh to our member distribution cooperatives and non-members and demand sales in MW to our member distribution cooperatives for the past three years were as follows:

	Energy and Demand Sales Volume Year Ended December 31,
	2010	2009	2008
	(in MWh)
Energy sales to:
Member distribution cooperatives	11,254,269	8,667,917	12,208,886
Non-members	1,356,542	1,060,656	1,228,503

Total energy sales	12,610,811	9,728,573	13,437,389

	(in MW)
Demand sales to Member distribution cooperatives	21,960	16,910	24,390

In 2010, our energy sales in MWh and demand sales in MW to our member distribution cooperatives were 29.8% and 29.9% higher, respectively, as compared to 2009, primarily as a result of the service territory acquisition by two of our member distribution cooperatives as of June 1, 2010 and changes in weather. The additional service territory increased our energy and demand sales to our member distribution cooperatives approximately 21.8% in 2010. During May, June, July and September of 2010, we experienced unseasonably warm weather; and in November and December of 2010 we experienced unseasonably cold weather. These changes in weather were partially offset by milder weather experienced in the first quarter of 2010.

In 2010, our energy sales in MWh to non-members were 27.9% higher as compared to 2009. Sales to non-members consist of sales of excess purchased and generated energy.

In 2010, total revenues from sales to our member distribution cooperatives increased $100.0 million, or 14.7%, as compared to 2009. The increase in total revenues is related to the additional service territory and weather-related increases in our energy sales volumes, partially offset by a 13.3% decrease in our total energy rate (our total energy rate includes our base energy rate and our fuel factor adjustment rate). In 2009, total revenues from sales to our member distribution cooperatives decreased $286.4 million, or 29.7%, as compared to 2008, primarily as a result of the NOVEC withdrawal as of December 31, 2008. See “Member Distribution Cooperatives—Events.” Excluding NOVEC’s sales in 2008, total 2009 revenues from sales to member distribution cooperatives decreased approximately 2.1%. Additionally, our total energy rate decreased 11.1% on a per MWh basis.

The following table summarizes the changes to our total energy rate as a result of changes to our fuel factor adjustment rate due to the continued reduction in our realized as well as projected energy costs:

Effective Date of Rate Change:	% Change (Decrease)
January 1, 2009	(8.2)
April 1, 2009	(3.7)
August 1, 2009	(5.7)
October 1, 2009	(8.0)
April 1, 2010	(3.8)

In 2010, the capacity costs we incurred, and thus the capacity-related revenues we reflected, were 18.7% higher as compared to 2009, primarily due an increase in the amount of capacity we purchased, which was primarily related to the additional service territory. This increase was partially offset by lower operations and maintenance expense and interest charges, net. In 2009, the capacity costs we incurred, and thus the capacity-related revenues we reflected, were 10.6% lower as compared to 2008, primarily due to the reduction in the amount of capacity we purchased due to the NOVEC withdrawal. See “Member Distribution Cooperatives—Events.”

In 2010 and 2009, our average cost per MWh to member distribution cooperatives decreased $9.12 per MWh, or 11.6%, and $0.74 per MWh, or 0.9%, respectively, as compared to the prior year, primarily as a result of the decreases in our total energy rate.

Non-member revenue increased $31.3 million, or 91.8%, in 2010 as compared to 2009 due to an increase in the average price and a 27.9% increase in the volume of excess energy sales. In 2009, non-member revenue decreased $41.2 million, or 54.7%, as compared to 2008 due to a decrease in the average price and a 13.7% decrease in the volume of excess energy sales.

Operating Expenses

The following is a summary of the components of our operating expenses for the past three years.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Fuel	$185,202	$111,863	$151,577
Purchased power	462,871	368,270	677,341
Deferred energy	6,637	36,300	23,531
Operations and maintenance	39,467	48,232	38,028
Administrative and general	39,895	37,485	38,175
Depreciation, amortization and decommissioning	41,535	41,061	39,637
Amortization of regulatory asset/(liability), net	3,352	915	120
Accretion of asset retirement obligations	3,333	3,273	3,181
Taxes, other than income taxes	8,507	8,034	7,744

Total Operating Expenses	$790,799	$655,433	$979,334

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

In 2010, total operating expenses increased $135.4 million, or 20.7%, as compared to 2009, primarily due to increases in purchased power and fuel expenses partially offset by decreases in deferred energy and operations and maintenance expenses.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased $94.6 million, or 25.7%, due to a 36.9% increase in the volume of purchased power primarily due to the acquisition of the additional service territory partially offset by an 8.2% decrease in the average cost of purchased power.

•	Fuel expense increased $73.3 million, or 65.6%, primarily due to the increase in the dispatch of our combustion turbine facilities.

•

Deferred energy expense decreased $29.7 million, or 81.7%. During 2010, we over-collected $6.6 million in energy costs; whereas in 2009, we over-collected $36.3 million in energy costs. Our deferred energy balance was a net over-collection of energy costs of $38.7 million at December 31, 2009, as compared to a net over-collection of energy costs of $45.4 million at December 31, 2010, reflecting the fact that our energy rate allowed us to collect our current year’s energy costs plus an additional $6.6 million to be used to offset future energy costs.

•	Operations and maintenance expense decreased $8.8 million, or 18.2%, as the result of less scheduled maintenance in 2010 as compared to 2009.

In 2009, total operating expenses decreased $323.9 million, or 33.1%, as compared to 2008, primarily due to decreases in purchased power and fuel expense partially offset by increases in deferred energy expense and operations and maintenance expenses.

•

Purchased power expense decreased $309.1 million, or 45.6%, primarily due to decreased purchased power needs resulting from the NOVEC withdrawal as of December 31, 2008. Additionally, our average price of purchased power decreased 7.5%, reflecting declining costs in the power markets.

•	Fuel expense decreased $39.7 million, or 26.2%, primarily due to the decrease in the dispatch of our combustion turbine facilities and the reversal of previously accrued fuel transportation costs.

•

Deferred energy expense increased $12.8 million, or 54.3%, reflecting a $36.3 million over-collection of energy costs in 2009 as compared to a $23.5 million over-collection of energy costs in 2008. Our deferred energy balance was a net over-collection of energy costs of $2.4 million at December 31, 2008, as compared to a net over-collection of energy costs of $38.7 million at December 31, 2009, reflecting the fact that our energy rate allowed us to collect our current year’s energy costs plus an additional $36.3 million to be used to offset future energy costs.

•	Operations and maintenance expense increased $10.2 million, or 26.8%, due to additional scheduled maintenance and refueling outages at our operating facilities in 2009 as compared to 2008.

Other Items

Loss on Investment

In 2010 and 2009, we recognized a loss of $3.6 million and $1.4 million, respectively, related to our auction rate securities. See “Liquidity and Capital Resources—Auction Rate Securities and Related Preferred Stock” below.

Investment Income

Investment income increased in 2010 by $1.6 million, or 56.1%, primarily due to higher investment balances. Investment income decreased in 2009 by $6.4 million, or 68.7%, primarily due to lower investment balances as well as lower interest rates on our investments.

Interest Charges, Net

The primary factors affecting our interest charges, net are scheduled payments of principal on our indebtedness, interest related to our dispute with Norfolk Southern, interest charges related to our credit facilities, and capitalized interest. We settled our dispute with Norfolk Southern in 2009. The major components of interest charges, net for the past three years were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Interest expense on long-term debt	$(46,270)	$(47,606)	$(52,953)
Interest charges related to Norfolk Southern	5,046	1,916	(2,459)
Other	(3,050)	(2,747)	(3,510)

	(44,274)	(48,437)	(58,922)
Allowance for borrowed funds used during construction	1,450	1,127	653

Interest Charges, net	$(42,824)	$(47,310)	$(58,269)

In 2010, interest charges, net decreased $4.5 million, or 9.5%, as compared to 2009 primarily as a result of the amortization of the regulatory liability related to the settlement of our dispute with Norfolk Southern. In 2009, interest charges, net decreased $11.0 million, or 18.8%, as compared to 2008 primarily as a result of decreased interest expense on long-term debt due to the early retirement of a bond originally issued in connection with the Clover Unit 1 lease and decreased interest related to the settlement of our dispute with Norfolk Southern.

Net Margin

In 2010, our net margin, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased $0.5 million, or 4.9%, as compared to 2009 due to an equity contribution of $1.3 million during 2010 partially offset by lower interest charges. On June 29, 2010, our board of directors approved an equity contribution of $1.3 million for 2010 to be collected June 1, 2010 to December 31, 2010. In 2009, our net margin decreased $2.1 million, or 17.8%, as compared to 2008 due to lower interest charges.

Financial Condition

The principal changes in our financial condition from December 31, 2009 to December 31, 2010, were caused by increases in long-term debt due within one year, accounts payable–members, accounts payable, accounts receivable–members, accounts receivable, investments–nuclear decommissioning trust, and interest rate hedge, partially offset by decreases in long-term debt, notes payable and fuel, materials and supplies.

•	Long-term debt due within one year increased $216.0 million primarily due to the $215.0 million maturity of our 2001 Series A Bonds on June 1, 2011.

•

Accounts payable–members increased $47.5 million due to the $27.3 million increase in member prepayments and the $20.1 million increase in the margin stabilization adjustment as compared to December 2009.

•	Accounts payable increased $42.7 million due to increased natural gas and purchased power requirement in December 2010 as compared to December 2009.

•

Accounts receivable–members increased $25.7 million as a result of higher sales to members in December 2010 as compared to December 2009 related to the acquisition of the additional service territory and a $6.8 million decrease in member extension balances.

•	Accounts receivable increased $23.2 million related to sales of excess power to non-members.

•	Investments–nuclear decommissioning trust increased $12.1 million as a result of the increase in the fair value of the funds.

•

Interest rate hedge increased $10.9 million. To mitigate a portion of our exposure to fluctuations in long-term interest rates we entered into an interest rate hedge on May 14, 2010. The liability is due to the interest rate on U.S. Treasury bonds decreasing after we executed the transaction. See “Liquidity and Capital Resources—Interest Rate Hedge” below.

•

Long-term debt decreased $238.9 million primarily due to the maturity of our $215.0 million 2001 Series A Bonds on June 1, 2011 and the resulting reclassification of this debt to long-term debt due within one year and scheduled principal payments of $22.9 million on December 1, 2010.

•	Amounts outstanding under our notes payable decreased $19.9 million reflecting our repayment of amounts outstanding under our credit facilities.

•

Fuel, materials and supplies decreased $13.5 million related to the reduction in our inventory of coal. In 2009, both units at Clover were scheduled for longer outages resulting in reduced consumption of coal and an increase in the inventory balance.

Liquidity and Capital Resources

Sources

Cash generated by our operations and periodically, borrowings under our credit facilities provide our sources of liquidity and capital. In the past, we have also issued long-term indebtedness in the capital markets.

Operations

Historically, our operating cash flows generally have been sufficient to meet our short- and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. In 2010 and 2009, our operating activities provided cash flows of $119.2 million and $91.2 million, respectively. In 2008, our cash needs exceeded our cash flows from operating activities by $18.7 million. Operating activities in 2010 were primarily impacted by changes in:

•	Current liabilities changed $90.1 million primarily due to the $47.5 million increase in accounts payable–members and the $42.7 million increase in accounts payable.

•

Current assets changed by $34.6 million primarily due to the $25.7 million increase in accounts receivable–members and the $23.2 million increase in accounts receivable partially offset by the decrease $13.5 million in fuel, materials and supplies.

Auction Rate Securities and Related Preferred Stock

As of December 31, 2010, we had $16.8 million of principal invested in five securities, all of which were originally issued as auction rate securities and one of which has converted to preferred stock (“ARS”). The estimated fair value of our ARS was $7.9 million as of December 31, 2010. During 2010, we recognized a loss of $0.2 million related to an ARS which had a principal balance of $0.5 million and which we sold in December 2010 for $0.3 million. Additionally, we amortized $3.4 million of the regulatory asset which was established to record the deferred loss on the ARS. As of December 31, 2009, we had $17.3 million of principal invested in six ARS, two of which had converted to preferred stock, and the estimated fair value was $1.8 million.

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

The following represents changes in our ARS principal, fair value, and unrealized loss for the year ended December 31, 2010:

	Principal	Fair Value	Regulatory Asset (3)(4)	Realized Loss
	(in thousands)
ARS at December 31, 2009 (1)	$17,320	$1,813	$15,507	$—
Sale of ARS (2)	(500)	(5)	(495)	175
Change in market value	—	6,054	(6,054)	—
Amortization of regulatory asset (4)	—	—	(3,383)	3,383

ARS at December 31, 2010 (1)(3)	$16,820	$7,862	$5,575	$3,558

(1)	Recorded on our Consolidated Balance Sheet in investments–unrestricted investments and other, and classified as available for sale.
(2)	Sale of ARS in 2010 with a principal value of $0.5 million, sold for $0.3 million.
(3)	Recorded as unrealized loss on our Consolidated Balance Sheet in deferred charges–regulatory assets.
(4)	Amortization of regulatory asset began in 2010 and the remaining balance of the regulatory asset will be amortized and recorded as a realized loss in 2011.

We accounted for the difference between the principal of our ARS and the estimated fair value of our ARS as a regulatory asset in accordance with Accounting for Regulated Operations. In 2010, we began amortizing the regulatory asset which resulted in a recognized loss of $3.4 million. The remaining balance in the regulatory asset, $5.6 million, will be amortized in 2011. The estimated fair value of our ARS are included in investments–unrestricted investments and other on our Consolidated Balance Sheet and are classified as available for sale.

Clover Lease

In 1996, we entered into a lease and leaseback of our undivided interest in Clover Unit 1. In connection with this transaction, we invested a portion of the lease proceeds in a payment undertaking agreement. Distributions from the payment undertaking agreement fund a majority of our annual rent obligations under the leaseback and would fund a majority of the fixed purchase price we would need to pay if we choose to exercise the option to terminate the lease at the end of the leaseback term in 2018. The payment undertaking agreement is issued by Rabobank which has senior debt obligations that are currently rated “AAA” by S&P and “Aaa” by Moody’s. See “Significant Contingent Obligations—Clover Lease” below.

If Rabobank fails to provide funds from the payment undertaking agreement to fund rent payments under the lease, we remain liable for the payment of all rent and if we choose to exercise the option, the fixed purchase price. For 2010, distributions from the payment undertaking agreement provided $12.6 million, to fund rent payments under the lease.

Credit Facilities

In addition to liquidity from our operating activities, we currently maintain a total of $410.0 million in unsecured committed credit facilities to cover our short-term and medium-term funding needs. At December 31, 2010, we had $7.0 million of short-term borrowings outstanding at an interest rate of 1.8%. See “Financial Condition.” At December 31, 2009, we had a total of $365.0 million in committed credit facilities and we had $27.0 million of short-term borrowings outstanding which had a weighted average interest rate of 1.9%. We expect that we will renew the majority of these credit facilities as they expire.

As of December 31, 2010, our credit facilities were as follows:

Lender	Amount	Expiration Date
	(in millions)
Branch Banking and Trust Company	$25.0	April 30, 2011
National Rural Utilities Cooperative Finance Corp.	75.0	April 15, 2012
JPMorgan Chase Bank, National Association	70.0	June 1, 2012
Wells Fargo Bank, N.A.	70.0	August 31, 2012
CoBank, ACB	100.0	June 18, 2013
Bank of America, N.A.	70.0	November 5, 2013

	$410.0

Our credit agreements relating to our committed credit facilities contain customary events of default, which, if they occur, would terminate our ability to borrow amounts under those facilities and potentially accelerate any outstanding loans under those facilities at the election of the lender. Some of these customary events of default relate to:

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

Financings

We fund the portion of our capital expenditures that we are not able to supply from operations through financings in the debt capital market. Since 1983, these capital expenditures have consisted primarily of the costs related to the acquisition of our interest in North Anna, our share of the costs to construct Clover, and the development and construction of our three combustion turbine facilities. In the second quarter of 2011, we expect to issue $350.0 million of long-term debt to refinance the $215.0 million of Series A Bonds due June 1, 2011 and to replenish our working capital.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. We expect that cash flows from our operations, our existing credit facilities, and potential long-term borrowings will be sufficient to meet our currently anticipated operational and capital requirements.

Interest Rate Hedge

We are exposed to fluctuations in long-term interest rates related to the issuance of long-term debt and the refinancing of our $215.0 million 2001 Series A Bonds. To mitigate a portion of this exposure, on May 14, 2010, we entered into an interest rate hedge. At December 31, 2010, the fair value of this interest rate hedge was a $10.9 million liability, which is recorded as a current liability on our balance sheet. On January 21, 2011, we terminated the interest rate hedge in accordance with the terms of the transaction, resulting in a settlement payment of $3.4 million, the fair value of the hedge as of that date.

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities. We review these projections frequently in order to update our calculations to reflect changes in our future plans, construction costs, market factors, and other items affecting our forecasts. Our actual capital expenditures could vary significantly from these projections. The table below summarizes our actual and projected capital expenditures, including nuclear fuel and capitalized interest, for 2008 through 2013:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2008	2009	2010	2011	2012	2013
	(in millions)
Combustion turbine facilities	$0.8	$0.6	$0.9	$3.3	$1.2	$1.5
Clover	2.9	10.2	9.6	11.0	56.1	113.2
North Anna	19.8	30.1	36.4	23.8	12.4	17.4
Other	3.0	1.4	31.6	3.2	5.0	5.0

Total	$26.5	$42.3	$78.5	$41.3	$74.7	$137.1

Nearly all of our capital expenditures consist of additions to electric plant and equipment. Actual capital expenditures for a potential additional unit at North Anna were $5.1 million, $2.6 million, and $13.6 million in 2008, 2009, and 2010, respectively. Our future capital requirements include our portion of the cost of the nuclear fuel purchased for North Anna and other capital expenditures including generation facility improvements. Projected capital expenditures for Clover for years 2012 and 2013 include additional emissions reduction equipment. Projected capital expenditures for “Other” includes costs related to our transmission assets, administrative and general assets, and distributed generation facilities, and for 2010, actual capital expenditures includes $30.0 million related to the purchase of two tracts of land for a potential base load power generation facility. We intend to use our cash from operations and borrowings to fund all of our currently projected capital requirements through 2013.

Contractual Obligations

In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our generating facilities, power purchases, the financing of our operations and other matters. See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1.” The following table summarizes our long-term contractual obligations at December 31, 2010:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term indebtedness	$984.6	$273.4	$97.3	$114.7	$499.2
Operating lease obligations	111.9	0.4	0.9	1.3	109.3
Power purchase obligations	1,707.2	231.2	341.2	353.7	781.1
Asset retirement obligations	389.4	—	—	—	389.4

Total	$3,193.1	$505.0	$439.4	$469.7	$1,779.0

We expect to fund these obligations with cash flow from operations and the issuances of additional long-term indebtedness.

Long-term Indebtedness

At December 31, 2010, all of our long-term indebtedness was issued under the Indenture. This indebtedness includes bonds issued to the public and bonds issued to a local governmental authority in consideration for loans to us of the proceeds of tax-exempt offerings of indebtedness by this governmental authority. Long-term indebtedness includes both the principal of and interest on long-term indebtedness, long-term indebtedness due within one year and unamortized discounts and premiums relating to long-term indebtedness.

Operating Lease Obligations

Our obligation described above primarily relates to our portion of the Clover Unit 1 purchase option price at the end of the term of the leaseback that will be satisfied by our investment in United States Treasury securities. See “Significant Contingent Obligations—Clover Lease.”

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

Significant Contingent Obligations

In addition to these existing contractual obligations, we have significant contingent obligations. These obligations primarily relate to power purchase arrangements, our arrangement with TEC and our lease of our interest in Clover Unit 1.

In limited circumstances, we have obligations to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. These circumstances relate to our Clover Unit 1 lease and some of our purchases of power in the market.

Power Purchase Arrangements

Under the terms of most of our power purchase contracts, we typically agree to provide collateral under certain circumstances and we require comparable terms from our counterparties. The collateral we may be required to post with a counterparty, and vice versa, is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under a contract with a respective counterparty. At December 31, 2010 we posted $3.0 million of collateral with counterparties pursuant to the contracts we have in place. Typically, collateral thresholds under our contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3”, respectively). At December 31, 2010, if our credit ratings had been below investment grade we estimate we would have been obligated to post between $400.0 million and $500.0 million of collateral with our counterparties. This calculation is based on energy prices on December 31, 2010, and delivered power for which we have not yet paid. Depending on the difference between the price of power under our contracts and the price of power in the market at the time of the calculation, this amount could increase or decrease.

Additionally, in accordance with its credit policy, PJM subjects each applicant, participant and member of PJM to a credit evaluation to determine its creditworthiness, and whether it must provide any collateral to support its obligations in connection with its PJM transactions. A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide collateral. At December 31, 2010, if PJM had determined that we needed to provide collateral to support our obligations, PJM could have asked us to provide up to approximately $4.0 million.

TEC Guarantees

To facilitate the ability of TEC to sell power in the market, we have agreed to guarantee up to a maximum of $100.0 million of TEC’s delivery and payment obligations associated with its energy trades if requested. See “Business—TEC” in Item 1. Our agreement to guarantee these obligations continues in effect until we elect to terminate it by providing at least 30 days prior written notice of termination or until all amounts owed to us by TEC have been paid. Our guarantee of TEC’s obligations will enable it to maintain sufficient credit support to meet its delivery and payment obligations associated with its energy trades. At December 31, 2010, we had issued guarantees for up to $47.6 million of TEC’s obligations and TEC had accounts payable of $28.1 million related to these guarantees.

Clover Lease

In 1996, we entered into a lease transaction relating to our 50% undivided ownership interest in Clover Unit 1 and related common facilities. In this transaction, we leased our undivided interest in the facility to an owner trust for the benefit of an investor for the full productive life of the unit in exchange for a one-time rental payment of $315.0 million at the beginning of the lease. Immediately after the lease to the owner trust, we leased the unit and common facilities back for a term of 21.8 years and agreed to make periodic rental payments to the owner trust.

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

The payment undertaking agreement was issued by Rabobank which has senior debt obligations which are currently rated “AAA” by S&P and “Aaa” by Moody’s. Under this agreement, we made a payment to Rabobank, in return Rabobank agreed to make payments directly to the lender in the related lease transaction in satisfaction of a portion of our rent payment obligation under the leaseback and a portion of the fixed purchase price if we choose to exercise that option. We remain liable for all rental payments under the leaseback if Rabobank fails to make such payments, although the owner trust has agreed to pursue Rabobank before pursuing payment from us. For 2010, Rabobank paid $12.6 million of rent. At December 31, 2010, both the value of the portion of our lease obligations to be paid by Rabobank to the owner trust, as well as the value of our interest in the related payment undertaking agreement, totaled approximately $311.5 million.

In connection with the lease and leaseback, we also agreed to deliver a letter of credit to the investor to the lease within 90 days after our obligations under the Indenture are either rated below “A-” by S&P or “Baa2” by Moody’s, or if such obligations are placed on negative credit watch by either S&P or Moody’s while rated “A-” by S&P or “Baa2” by Moody’s, respectively. If our ratings had been below this minimum rating at December 31, 2010, the estimated amount of the letter of credit we would have been required to provide was $21.6 million. The amount of any letter of credit we are required to deliver in connection with the lease decreases over time to zero by December 18, 2018.

At the end of the term of the Clover Unit 1 leaseback, we have the option to purchase the owner trust’s interest in the unit or arrange for an acceptable third party to enter into a power purchase agreement with the owner trust. If we decide to purchase the owner trust’s interest in the unit, we must pay the owner trust a fixed purchase price of $430.5 million. Payments under the payment undertaking agreement are expected to fund approximately

$289.7 million of these payments. These payments also will be funded by United States Treasury securities with a maturity value of $108.6 million. The remaining $32.2 million will be provided by us, but will in turn be paid to us as the holder of a loan to the owner trust. If we do not elect to purchase the owner trust’s interest in Clover Unit 1, Virginia Power has an option to purchase that interest. If Virginia Power elects to purchase the interest but fails to pay the purchase price when due, we are obligated to make that payment, with interest, within 30 days.

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

Off-Balance Sheet Arrangements

Clover Unit 1

See “Significant Contingent Obligations—Clover Lease.”

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

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices. At December 31, 2010, we estimate that the fair value of our purchased power agreements and forward purchases of energy and natural gas was between $2.2 billion and $2.4 billion. Approximately 45% of the fair value of this portfolio is estimable using observable market prices. The remaining 55% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices. In the absence of observable market prices, the valuation of the 55% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model. As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio. As an example of our portfolio’s exposure to market price risk, a 10% increase in the price of the commodities hedged by the portion of this portfolio with observable market prices is estimated to have increased the fair value of this portion of the portfolio by approximately $100.0 million at December 31, 2010. Conversely, a 10% decrease in the price of the commodities hedged by the same portion of this portfolio is estimated to have decreased the fair value of this portion of the portfolio by approximately $100.0 million. To the extent all or portions of our portfolio are liquidated at, above or below our original cost, these gains or losses are factored into the energy costs billed to our members pursuant to our formulary rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate” in Item 7.

Through our relationship with ACES, we have formulated policies and procedures to manage the risks associated with these market price fluctuations. We use various hedging instruments, such as futures, forwards and options, to reduce our risk exposure. ACES assists us in managing our market price risks by:

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

Interest Rate Risk and Equity Price Risk

In 2010, all of our outstanding long-term indebtedness accrued interest at fixed rates.

We also have $410.0 million of committed credit facilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any amounts we borrow under these facilities will accrue interest at a variable rate. At December 31, 2010, we had $7.0 million outstanding under these facilities.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust fund so that the fund balance will cover the estimated cost to decommission North Anna at the time of decommissioning. At December 31, 2010, $41.9 million of these funds were invested in fixed-income securities and $55.4 million of these funds were invested in equity securities. The value of these equity and fixed income securities will be impacted by changes in interest rates and price fluctuations in equity markets. To minimize adverse changes in the aggregate value of the trust fund, we actively monitor our portfolio by measuring the performance of our investments against market indexes and by maintaining and reviewing established target allocation percentages of assets in our trust to various investment options. We believe the trust fund’s exposure to changes in interest rates and price fluctuations in equity markets will not have a material impact on our financial results.

We are exposed to fluctuations in long-term interest rates related to the issuance of long-term debt and the refinancing of $215.0 million principal amount of our 2001 Series A Bonds that mature on June 1, 2011. To mitigate a portion of this exposure, on May 14, 2010, we entered into an interest rate hedge. At December 31, 2010, the fair value of this interest rate hedge was a $10.9 million liability, which is recorded as a current liability on our balance sheet. On January 21, 2011, we terminated the interest rate hedge in accordance with the terms of the transaction, resulting in a settlement payment by us of $3.4 million.

Credit Risk

As of December 31, 2010, we had $16.8 million of principal invested in five securities, all of which were originally issued as auction rate securities and one of which has converted to preferred stock (“ARS”). The estimated fair value of our ARS was $7.9 million as of December 31, 2010. During 2010, we recognized a loss of $0.2 million related to an ARS which had a principal balance of $0.5 million and which we sold in December 2010 for $0.3 million. Additionally, we amortized $3.4 million of the regulatory asset which was established to record the deferred loss on the ARS. As of December 31, 2009, we had $17.3 million of principal invested in six ARS and the estimated fair value was $1.8 million.

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

We accounted for the difference between the principal of our ARS and the estimated fair value of our ARS as a regulatory asset in accordance with Accounting for Regulated Operations. In 2010, we began amortizing the regulatory asset which resulted in a recognized loss of $3.4 million. The remaining balance in the regulatory asset, $5.6 million, will be amortized in 2011. The estimated fair value of our ARS are included in investments–unrestricted investments and other on our Consolidated Balance Sheet and are classified as available for sale.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2010, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

March 16, 2011

/s/ JACKSON E. REASOR	/s/ ROBERT L. KEES
Jackson E. Reasor	Robert L. Kees
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To The Board of Directors

Old Dominion Electric Cooperative

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative as of December 31, 2010 and 2009, and the related consolidated statements of revenues, expenses and patronage capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Electric Cooperative at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

Richmond, Virginia

March 16, 2011	/s/ Ernst & Young LLP

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
	(in thousands)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,627,643	$1,578,459
Less accumulated depreciation	(663,871)	(630,600)

	963,772	947,859
Nuclear fuel, at amortized cost	20,872	13,519
Construction work in progress	52,760	46,995

Net Electric Plant	1,037,404	1,008,373

Investments:
Nuclear decommissioning trust	97,531	85,437
Lease deposits	89,355	87,052
Unrestricted investments and other	9,711	3,587

Total Investments	196,597	176,076

Current Assets:
Cash and cash equivalents	4,391	6,278
Accounts receivable	23,495	264
Accounts receivable–deposits	3,000	3,800
Accounts receivable–members	98,423	72,716
Fuel, materials and supplies	35,798	49,290
Prepayments and other	3,438	3,521

Total Current Assets	168,545	135,869

Deferred Charges:
Regulatory assets	93,199	97,864
Other	16,690	21,730

Total Deferred Charges	109,889	119,594

Total Assets	$1,512,435	$1,439,912

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$339,678	$329,520
Non-controlling interest	13,166	13,178

Total Patronage capital and Non-controlling interest	352,844	342,698
Long-term debt	449,798	688,736

Total Capitalization	802,642	1,031,434

Current Liabilities:
Long-term debt due within one year	238,917	22,917
Notes payable	7,043	26,954
Accounts payable	91,686	48,966
Accounts payable–members	76,458	29,004
Interest rate hedge	10,944	—
Accrued expenses	4,606	4,659
Deferred energy	45,377	38,740

Total Current Liabilities	475,031	171,240

Deferred Credits and Other Liabilities:
Asset retirement obligations	67,876	64,543
Obligations under long-term leases	64,801	60,612
Regulatory liabilities	87,406	96,456
Other	14,679	15,627

Total Deferred Credits and Other Liabilities	234,762	237,238

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,512,435	$1,439,912

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(in thousands)

Operating Revenues	$844,470	$713,169	$1,040,751

Operating Expenses:
Fuel	185,202	111,863	151,577
Purchased power	462,871	368,270	677,341
Deferred energy	6,637	36,300	23,531
Operations and maintenance	39,467	48,232	38,028
Administrative and general	39,895	37,485	38,175
Depreciation, amortization and decommissioning	41,535	41,061	39,637
Amortization of regulatory asset/(liability), net	3,352	915	120
Accretion of asset retirement obligations	3,333	3,273	3,181
Taxes, other than income taxes	8,507	8,034	7,744

Total Operating Expenses	790,799	655,433	979,334

Operating Margin	53,671	57,736	61,417
Other expense, net	(1,723)	(1,598)	(200)
Net gain on Clover Unit 2 lease transaction	—	—	13,121
Loss on investments	(3,558)	(1,440)	(11,480)
Investment income	4,576	2,931	9,377
Interest charges, net	(42,824)	(47,310)	(58,269)
Income taxes	3	(240)	(826)

Net Margin including Non-controlling interest	10,145	10,079	13,140
Non-controlling interest	13	(392)	(1,356)

Net Margin attributable to ODEC	10,158	9,687	11,784
Patronage Capital - Beginning of Year	329,520	319,833	309,112
Capital adjustment	—	—	(1,063)

Patronage Capital - End of Year	$339,678	$329,520	$319,833

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(in thousands)

Operating Activities:
Net Margin attributable to ODEC	$10,158	$9,687	$11,784
Adjustments to reconcile net margins to net cash provided by operating activities:
Depreciation, amortization and decommissioning	41,535	41,061	39,637
Other non-cash charges	10,149	10,603	13,311
Non-controlling interest	(13)	392	1,356
Amortization of lease obligations	4,189	4,695	10,466
Interest on lease deposits	(2,586)	(3,196)	(11,827)
Change in current assets	(34,563)	17,011	(14,063)
Change in deferred energy	6,637	36,300	23,531
Change in current liabilities	90,121	(26,284)	(35,104)
Change in regulatory assets and liabilities	(11,596)	411	(8,843)
Change in deferred charges and credits	5,176	538	1,085
Contract termination fee	—	—	(50,000)

Net Cash Provided by (Used for) Operating Activities	119,207	91,218	(18,667)

Financing Activities:
Payment of long-term debt	(22,917)	(22,917)	(29,667)
Obligations under long-term leases	—	(237)	(423)
Draws on revolving credit facilities	110,304	545,367	62,000
Repayments on revolving credit facilities	(130,215)	(580,413)	—
Retirement of bond, net of unamortized discount	—	—	(56,113)
Gain on Clover Unit 2 lease transaction	—	—	(20,121)

Net Cash (Used for) Financing Activities	(42,828)	(58,200)	(44,324)

Investing Activities:
Purchases of held to maturity securities	—	—	(178,202)
Proceeds from held to maturity securities	—	—	118,550
Proceeds from sale of available for sale securities	325	3,560	—
Decrease in other investments	(3,663)	(1,506)	(2,908)
Electric plant additions	(78,486)	(42,259)	(26,524)
Liquidation of equity deposit	—	—	56,113
Loss on investments	3,558	1,440	11,480
Acquisition of transmission assets	—	—	(5,306)

Net Cash (Used for) Investing Activities	(78,266)	(38,765)	(26,797)

Net Change in Cash and Cash Equivalents	(1,887)	(5,747)	(89,788)
Cash and Cash Equivalents - Beginning of Year	6,278	12,025	101,813

Cash and Cash Equivalents - End of Year	$4,391	$6,278	$12,025

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“ODEC” or “we” or “our”) and TEC Trading, Inc. (“TEC”). In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net consolidated assets were $13.2 at December 31, 2010 and December 31, 2009. The income taxes reported on our Consolidated Statements of Revenues, Expenses and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities for which we have significant influence is recorded using the equity method of accounting. We have a power sales contract with TEC, under which TEC purchases power from us that we do not need to meet the actual needs of our member distribution cooperatives and sells this power to the market under market-based rate authority granted by FERC. TEC also acquires natural gas and forward purchase contracts to hedge the price of natural gas to supply our combustion turbine facilities, and takes advantage of other power-related trading opportunities in the market which may help lower our member distribution cooperatives’ costs. TEC does not engage in speculative trading.

We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, and Maryland. During 2010 and 2009, we had eleven member distribution cooperatives as our Class A members. During 2008, we had twelve member distribution cooperatives and one of these entities withdrew as a member on December 31, 2008. Our sole Class B member TEC, a taxable corporation, is owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. Our rates are not regulated by the respective states’ public service commissions, but are set periodically by a formula that was accepted for filing by the Federal Energy Regulatory Commission (“FERC”). Our most recent filing was accepted by FERC on November 4, 2008, and became effective January 1, 2009.

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

We do not have any other comprehensive income for the periods presented.

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

Depreciation

Beginning January 1, 2005, we conducted a depreciation study and updated our depreciation rates. Our next depreciation study was completed in 2010 and will be implemented in 2011 and no material change is expected.

Depreciation rates are as follows:

	Depreciation Rates
Generating Facility	2010	2009	2008
Clover	1.8%	1.8%	1.8%
North Anna	2.9	2.9	2.9
Louisa	3.3	3.3	3.3
Marsh Run	3.4	3.4	3.4
Rock Springs	3.5	3.5	3.5

Nuclear Fuel

Nuclear fuel is amortized on a unit of production basis sufficient to fully amortize the cost of fuel over its estimated service life and is recorded in fuel expense.

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (“DOE”) is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as the North Anna Nuclear Power Station (“North Anna”) in which we have an 11.6% ownership interest, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contracts. Virginia Electric and Power Company (“Virginia Power”) is providing on-site spent nuclear fuel storage at the North Anna facility. Virginia Power will continue to manage North Anna’s spent nuclear fuel until the DOE begins accepting the spent nuclear fuel. In January 2004, Virginia Power filed a lawsuit seeking recovery of damages in connection with the DOE’s failure to commence accepting spent nuclear fuel from North Anna. A subsequent trial held in 2008 ruled in favor of Virginia Power and the DOE filed an appeal. In March 2009, the U.S. Court of Appeals to the Federal Circuit granted the DOE’s request to stay the appeal. In November 2009, Virginia Power filed a motion to lift the stay and the DOE has opposed this motion. In May 2010, the stay was lifted, and the government’s initial brief in the appeal was filed in June 2010. Briefing on the appeal was concluded in September 2010 and oral arguments took place before the U.S. Court of Appeals for the Federal Circuit in January 2011.

Fuel, Materials and Supplies

Fuel, materials and supplies is comprised of spare parts for our generating assets, which are recorded at lower of cost or market, and fuel, which consists primarily of coal and No. 2 fuel oil, which is recorded at average cost.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used. We capitalize interest on borrowings for significant construction projects. Interest capitalized in 2010, 2009, and 2008, was $1.4 million, $1.1 million, and $0.7 million, respectively.

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

TEC is a taxable corporation and its provision for income taxes was immaterial for the year ended December 31, 2010 and was approximately $0.2 million and $0.8 million for the years ended December 31, 2009 and 2008, respectively.

Operating Revenues

Our operating revenues are derived from sales to our members and non-members. We sell energy to our Class A members pursuant to long-term wholesale power contracts that we maintain with each of our member distribution cooperatives. These wholesale power contracts obligate each member distribution cooperative to pay us for power furnished in accordance with our rates. Power furnished is determined based on month-end meter readings. For the years ended December 31, 2010, 2009, and 2008, revenue from sales to our member distribution cooperatives was $779.1 million, $679.1 million, and $965.5 million, respectively. See Note 5—Wholesale Power Contracts.

We sell excess purchased and generated energy, if any, to TEC, our Class B member, or to third parties under FERC market-based rate authority. Sales to TEC consisted primarily of sales of excess energy that we did not need to meet the actual needs of our member distribution cooperatives. TEC’s sales to third parties are reflected as non-member revenues. Excess purchased and generated energy that is not sold to TEC is sold to the PJM Interconnection, LLC (“PJM”) under its rates for providing energy imbalance service or to third parties. For the years ended December 31, 2010, 2009, and 2008, energy sales to non-members were $65.4 million, $34.1 million, and $75.3 million, respectively.

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

Debt Issuance Costs

Capitalized costs associated with the issuance of debt totaled $8.6 million and $9.2 million, at December 31, 2010 and 2009, respectively and are included in deferred charges – other. These costs are being amortized using the effective interest method over the life of the respective debt issues, and are included in interest charges, net.

Deferred Credits and Other Liabilities – Other

Deferred credits and other liabilities – other, includes gain on long-term lease transactions (see Note 8— Long-Term Lease Transactions), DOE decontamination and decommissioning liability, and liabilities associated with benefit plans for certain executives. The unamortized portion of the deferred gain was $7.6 million and $8.7 million at December 31, 2010 and 2009, respectively. This gain is being amortized into income ratably over the term of the operating leases as a reduction to depreciation, amortization and decommissioning expense. In December 2008, we terminated the lease on Unit 2 of the Clover Power Station (“Clover”) which resulted in recognition of a $20.1 million gain.

Deferred Energy

We use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Our deferred energy balance represents the net accumulation of any under- or over-collection of energy costs. At December 31, 2010 and 2009, we had an over-collected deferred energy balance of $45.4 million and $38.7 million, respectively. Over-collected deferred energy balances are refunded to our members in subsequent periods.

Financial Instruments (including Derivatives)

Financial instruments included in the nuclear decommissioning trust are classified as available for sale, and accordingly, are carried at fair value. Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or a regulatory asset until realized.

Our investments in marketable securities, which are actively managed, are classified as available for sale and are recorded at fair value. Unrealized gains or losses on these investments, if material, are reflected as a component of other comprehensive income. Unrealized losses on our auction rate security investments and preferred stock (“ARS”) are deferred as a regulatory asset until realized. Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost. Other investments are recorded at cost, which approximates market value. See Note 9—Investments.

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

We also purchase natural gas futures generally for three years or less to hedge the price of natural gas for the operation of our combustion turbine facilities and for use as a basis in determining the price of power in certain forward power purchase agreements. These derivatives do not qualify for the normal purchases/normal sales exception. For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we may elect cash flow hedge accounting in accordance with Accounting for Derivatives and Hedging. Accordingly, gains and losses on derivative contracts are deferred into Other Comprehensive Income until the hedged underlying transaction occurs or is no longer likely to occur. For derivative contracts where hedge accounting is not utilized, or for which ineffectiveness exists, we defer all remaining gains and losses on a net basis as a regulatory asset or liability in accordance with Accounting for Regulated Operations. These amounts are subsequently reclassified as purchased power or fuel expense in our Consolidated Statements of Revenues, Expenses and Patronage Capital as the power or fuel is delivered and/or the contract settles. There was no hedge ineffectiveness during the years ended December 31, 2010, 2009 or 2008.

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

Patronage Capital

We are organized and operate as a cooperative. Patronage capital represents our retained net margins, which have been allocated to our members based upon their respective power purchases in accordance with our bylaws. Any distributions are subject to the discretion of our board of directors and the restrictions contained in the Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated as of January 1, 2011, with Branch Banking and Trust Company, as trustee (the “Indenture”).

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, derivatives, and receivables arising from sales to our members and non-members. Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $98.4 million and $72.7 million, at December 31, 2010 and 2009, respectively.

Cash Equivalents

For purposes of our Consolidated Statements of Cash Flow, we consider all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

NOTE 2—Electric Plant

Our net electric plant is comprised of the following for 2010:

	Clover	North Anna	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment(1)	$664,783	$317,095	$580,878	$64,887	$1,627,643
Accumulated depreciation	(338,500)	(166,610)	(140,260)	(18,501)	(663,871)
Nuclear fuel	—	60,193	—	—	60,193
Accumulated amortization of nuclear fuel	—	(39,321)	—	—	(39,321)
Construction work in progress(2)	8,991	43,374	—	395	52,760

	$335,274	$214,731	$440,618	$46,781	$1,037,404

(1)	Other includes $30.0 million related to land held for future use.
(2)	North Anna includes $21.3 million related to a potential additional unit at North Anna. See Note 19—Subsequent Events.

Our net electric plant is comprised of the following for 2009:

	Clover	North Anna	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$668,478	$295,614	$580,014	$34,353	$1,578,459
Accumulated depreciation	(331,617)	(161,260)	(120,527)	(17,196)	(630,600)
Nuclear fuel	—	51,371	—	—	51,371
Accumulated amortization of nuclear fuel	—	(37,852)	—	—	(37,852)
Construction work in progress(1)	992	45,957	—	46	46,995

	$337,853	$193,830	$459,487	$17,203	$1,008,373

(1)	North Anna includes $7.7 million related to a potential additional unit at North Anna. See Note 19—Subsequent Events.

We hold a 50% undivided ownership interest in Clover, a two-unit, 860 MW (net capacity entitlement) coal-fired electric generating facility operated by Virginia Power. We are responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for Clover, and we must fund these items. Our portion of assets, liabilities, and operating expenses associated with Clover are included in our consolidated financial statements. At December 31, 2010 and 2009, we had an outstanding accounts payable balance of $8.1 million and $7.1 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

We have an 11.6% undivided ownership interest in North Anna, a two-unit, 1,842 MW (net capacity entitlement) nuclear power facility, as well as nuclear fuel and common facilities at the power station, and a portion of spare parts inventory, and other support facilities. North Anna is operated by Virginia Power, which owns the balance of the plant. We are responsible for 11.6% of all post-acquisition date additions and operating costs associated with the plant, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for North Anna, and we must fund these items. Our portion of assets, liabilities, and operating expenses associated with North Anna are included in our consolidated financial statements. At December 31, 2010 and 2009, we had an outstanding accounts payable balance due to Virginia Power for the operation, maintenance, and capital investment at the North Anna facility of $7.7 million and $6.6 million, respectively.

In 2007, we filed a joint application with Virginia Power at the Nuclear Regulatory Commission (“NRC”) for a license to construct and operate a new reactor at North Anna. In October 2010, Virginia Power announced that it will slow down its pursuit of an additional nuclear-powered generating unit at North Anna and plans to reassess the schedule for construction of the unit in 2013. We have evaluated our continued participation in this project and on February 28, 2011, we announced that we have decided not to participate in the development or ownership of an additional nuclear-powered generating unit at North Anna. We are currently working with Virginia Power on the logistics of our withdrawal as a participant in the project. See Note 19—Subsequent Events.

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

In May 2010, we acquired a tract of land in Surry County, Virginia, and in July 2010, we acquired a tract of land in Sussex County, Virginia, for approximately $15.0 million each for a total of $30.0 million, as possible sites for a future generation facility.

The table below summarizes our projected capital expenditures, including nuclear fuel and capitalized interest, for 2011 through 2013:

	Projected Year Ended December 31,
	2011	2012	2013
	(in millions)
Combustion turbine facilities	$3.3	$1.2	$1.5
Clover	11.0	56.1	113.2
North Anna	23.8	12.4	17.4
Other	3.2	5.0	5.0

Total	$41.3	$74.7	$137.1

Nearly all of our capital expenditures consist of additions to electric plant and equipment. Our future capital requirements include our portion of the cost of the nuclear fuel purchased for North Anna and other capital expenditures including generation facility improvements. Projected capital expenditures for Clover for years 2012 and 2013 include additional emissions reduction equipment. Projected capital expenditures for “Other” include costs related to our transmission assets, administrative and general assets, and distributed generation facilities.

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

A significant portion of our asset retirement obligations relate to our share of the future decommissioning of North Anna. At December 31, 2010 and 2009, North Anna’s nuclear decommissioning asset retirement obligation totaled $62.0 million and $59.0 million, respectively. Approximately every four years, a new decommissioning study for North Anna is performed. In 2009, we received the new study and adopted it effective July 1, 2009, which resulted in an additional layer related to the asset retirement obligation associated with North Anna. The additional layer resulted in a decrease to our asset retirement cost and our asset retirement obligation of $1.0 million.

The following represents changes in our asset retirement obligations for the years ended December 31, 2010 and 2009 (in thousands):

Asset retirement obligations at December 31, 2008	$62,238
Accretion expense	3,273
Asset retirement obligations settled	(968)

Asset retirement obligations at December 31, 2009	$64,543
Accretion expense	3,333

Asset retirement obligations at December 31, 2010	$67,876

The cash flow estimates for North Anna’s asset retirement obligations are based upon the 20-year life extension which was granted in 2003 and extends the life of Unit 1 to 2038 and Unit 2 to 2040. Given the life extension, the level of the nuclear decommissioning trust currently appears to be adequate to fund North Anna’s asset retirement obligations and no additional funding is currently required. Therefore, with the approval by FERC, we ceased collection of decommissioning expense in August 2003. As we are not currently collecting decommissioning expense in our rates, we are deferring the difference between the earnings on the nuclear decommissioning trust and the total asset retirement obligation related depreciation and accretion expense for North Anna as part of our asset retirement obligation regulatory liability. See Note 10—Regulatory Assets and Liabilities.

NOTE 4—Power Purchase Agreements

In 2010, 2009, and 2008, our owned generating facilities together furnished approximately 45.9%, 48.6%, and 36.5%, respectively, of our energy requirements. The remaining needs were satisfied through physically-delivered forward purchase power contracts and spot market purchases.

We purchase significant amounts of power in the market through long-term and short-term physically-delivered forward power purchase contracts. We also purchase power in the spot market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we utilize policies, procedures, and hedging instruments to manage the risks in the changing business environment. These policies and procedures, developed in cooperation with the Alliance for Cooperative Energy Services Power Marketing LLC (“ACES”), an energy trading and risk management company, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility. At December 31, 2010, due to changes in energy prices, we were required to post $3.0 million with our counterparties in accordance with the terms of our respective master power purchase and sales agreements with them.

We have contractual arrangements with Virginia Power, the operator and co-owner of Clover and North Anna, which permit us to purchase reserve capacity and energy. We have the right to purchase our reserve capacity requirements for Clover and North Anna from Virginia Power under these arrangements until either the date on which all facilities at North Anna have been retired or decommissioned, or the date we have no interest in North Anna, whichever is earlier.

In October 2009, we signed a long-term power purchase agreement with Exelon Generation Company, LLC (“Exelon”) in connection with our request for power supply proposal process. Under the terms of this agreement, Exelon is supplying 200 MW of energy and capacity to us for ten years beginning in June 2010.

Our purchased power costs for 2010, 2009, and 2008 were $462.9 million, $368.3 million, and $677.3 million, respectively.

As of December 31, 2010, our energy purchase commitments under the various agreements were as follows:

Year Ending December 31,	Energy Commitments
(in millions)
2011	$216.6
2012	168.5
2013	150.9

$536.0

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

The two principal exceptions to the all-requirements obligations of the member distribution cooperatives relate to the ability of our mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from the Southeastern Power Administration, and the ability of all member distribution cooperatives to purchase energy from specified qualifying facilities under the Public Utility Regulatory Policies Act or similar laws. Purchases under these exceptions constituted approximately 2.0% of our member distribution cooperatives’ total energy requirements and approximately 2.7% of our member distribution cooperatives total capacity requirements in 2010.

Two additional limited exceptions to the all-requirements nature of the contract permit the member distribution cooperatives to receive up to the greater of five percent of their power requirements or five megawatts from owned generation or other suppliers, and to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. Currently, none of our member distribution cooperatives have received any of their power requirements under these exceptions.

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

The formulary rate allows us to recover and refund amounts under our Margin Stabilization Plan. The Margin Stabilization Plan allows us to review our actual capacity-related cost of service and capacity revenues and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, generally in the succeeding calendar year. Each quarter we adjust operating revenues and accounts receivable—members or accounts payable—members, as appropriate, to reflect these adjustments. In 2010, 2009, and 2008, under our Margin Stabilization Plan, we reduced operating revenues by $22.5 million, $2.4 million, and $11.3 million, respectively, and increased accounts payable—members by the same amount. In 2010, our board of directors approved an additional equity contribution of $1.3 million that was collected during 2010 in accordance with our wholesale power contracts and our formulary rate.

Revenues from the following member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Rappahannock Electric Cooperative (1)	$245.4	$191.4	$201.4
Shenandoah Valley Electric Cooperative (1)	123.2	64.5	66.3
Delaware Electric Cooperative, Inc.	100.0	101.5	100.1
Choptank Electric Cooperative, Inc.	77.5	80.2	80.6
Southside Electric Cooperative	68.7	70.6	72.3
A&N Electric Cooperative (2)	51.0	53.3	52.9
Mecklenburg Electric Cooperative	42.0	43.4	44.2
Prince George Electric Cooperative	22.7	23.7	24.3
Northern Neck Electric Cooperative	20.9	21.7	21.6
Community Electric Cooperative	15.4	15.8	15.8
BARC Electric Cooperative	12.3	13.0	13.9
Northern Virginia Electric Cooperative (3)	—	—	272.1

	$779.1	$679.1	$965.5

(1)	Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative acquired additional service territory in 2010.
(2)	A&N Electric Cooperative acquired additional service territory in 2008.
(3)	Northern Virginia Electric Cooperative (“NOVEC”) ceased to be a member of ODEC effective December 31, 2008.

NOTE 6—Fair Value Measurements

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of December 31, 2010 and December 31, 2009:

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$97,531	$97,531	$—	$—
Unrestricted investments and other (2)(3)	7,942	80	—	7,862
Derivatives – renewable energy credit sales	257	—	257	—

Total Financial Assets	$105,730	$97,611	$257	$7,862

Derivatives–gas and power (4)	$6,904	$6,831	$73	$—
Derivative–interest rate hedge (5)	10,944	—	10,944	—

Total Financial Liabilities	$17,848	$6,831	$11,017	$—

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$85,437	$85,437	$—	$—
Unrestricted investments and other (2)(3)	1,869	56	—	1,813

Total Financial Assets	$87,306	$85,493	$—	$1,813

Derivatives–gas and power (4)	$6,904	$6,152	$752	$—

Total Financial Liabilities	$6,904	$6,152	$752	$—

(1)	For additional information about our nuclear decommissioning trust see Note 9—Investments.
(2)	Unrestricted investments and other includes investments that were available for sale and classified as level 1 related to equity securities.
(3)

Unrestricted investments and other includes investments that were available for sale and classified as level 3. As of December 31, 2010, we had $16.8 million of principal invested in five auction rate securities and preferred stock (“ARS”) and as of December 31, 2009, we had $17.3 million of principal invested in six ARS. As of December 31, 2010 and December 31, 2009, we had an unrealized loss of $5.6 million and $15.5 million, respectively, related to these ARS which was recorded as a regulatory asset in accordance with Accounting for Regulated Operations. For additional information, see Notes 9—Investments and Note 10—Regulatory Assets and Liabilities.

(4)

Derivatives–gas and power represent natural gas futures contracts and purchased power contracts, which are recorded on our balance sheet in deferred credits and other liabilities–other. For additional information about our derivative financial instruments, see Note 1—Summary of Significant Accounting Policies and Note 4—Power Purchase Agreements.

(5)

Derivative–interest rate hedge represents the fair value of the interest rate hedge. On May 14, 2010, we entered into an interest rate hedge with an initial notional amount of $300.0 million and a settlement rate tied to the 30-year U.S. Treasury bond. At December 31, 2010, the fair value of this interest rate hedge was a liability of $10.9 million, which is recorded on our balance sheet as a current liability.

The following table presents the net change in our financial assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the year ended December 31, 2010:

Year Ended December 31, 2010
(in thousands)
Balance at January 1, 2010	$1,813
Total realized and unrealized gain/(loss):
Included in regulatory and other assets/liabilities	9,932
Included in earnings	(3,558)
Purchases, issuances and settlements	(325)
Transfers out of Level 3	—

Balance at December 31, 2010	$7,862

The unrealized gain (change in market value) was reported in regulatory assets in our Consolidated Balance Sheet as of December 31, 2010.

NOTE 7—Derivatives and Hedging

We are exposed to market purchases of power and natural gas to meet the power supply needs of our member distribution cooperatives that are not met by our owned generation. In addition, we are exposed to fluctuations in long-term interest rates related to our issuance and refinancing of long-term debt. To manage this exposure, we utilize derivative instruments.

Changes in the fair value of our derivative instruments are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating activities section of our statement of cash flows.

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of December 31, 2010 Quantity	As of December 31, 2009 Quantity
Natural gas	MMBTU	4,610,000	4,910,000
Purchased power	MWh	161,632	108,935
Renewable energy credits	REC	40,000	—
Interest rate hedge	US Dollars	300,000,000	—

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

Fair Value of Derivative Instruments

		Fair Value
	Balance Sheet Location	As of December 31, 2010	As of December 31, 2009
		(in thousands)
Derivatives in an asset position designated as hedging instruments:

Renewable energy credit sales	Prepayments and other	$257	$—

Total derivatives in an asset position designated as hedging instruments		$257	$—

Derivatives in a liability position designated as hedging instruments:

Natural gas futures contracts	Deferred credits and other liabilities-other	$6,831	$6,152
Purchased power contracts	Deferred credits and other liabilities-other	73	752
Interest rate hedge	Interest rate hedge	10,944	—

Total derivatives in a liability position designated as hedging instruments		$17,848	$6,904

The Effect of Derivative Instruments on the Statement of Revenues, Expenses and Patronage Capital

for the Years Ended December 31, 2010 and 2009

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized within Regulatory Asset/Liability for Derivatives as of December 31,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Year Ended December 31,
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Natural gas futures contracts (1)	$(7,256)	$(6,152)	Fuel/Purchased power	$(4,612)	$(23,738)
Purchased power contracts	(73)	(752)	Purchased power	(365)	—
Renewable energy credit sales	257	—	Operating revenue	—	—
Purchased power–excess sales	—	—	Operating revenue	(669)	—
Interest rate hedge	(10,944)	—	Interest charges, net	—	—

Total	$(18,016)	$(6,904)		$(5,646)	$(23,738)

(1)

Gain (loss) related to natural gas futures contracts is recorded in fuel and purchased power. Includes $424,860 of loss on contracts designated for January 2011 that were physically sold in December 2010 and the impact on the Consolidated Statement of Revenues, Expenses and Patronage Capital has been deferred until January 2011.

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

NOTE 8—Long-term Lease Transaction

On March 1, 1996, we entered into a long-term lease transaction with an owner trust for the benefit of an investor. Under the terms of the transaction, we entered into a 48.8 year lease of our interest in Clover Unit 1, valued at $315.0 million, to such owner trust, and immediately after we entered into a 21.8 year lease of the interest back from such owner trust. As a result of the transaction, we recorded a deferred gain of $23.7 million, which is being amortized into income ratably over the 21.8 year operating lease term, as a reduction to operating expenses. At December 31, 2010, and December 31, 2009, the unamortized portion of the deferred gain was $7.6 million and $8.7 million, respectively.

We used a portion of the one-time rental payment of $315.0 million we received to enter into a payment undertaking agreement that would provide for substantially all of our periodic rent payments under the leaseback, and the fixed purchase price of the interest in the unit at the end of the term of the leaseback if we were to exercise our option to purchase the interest of the owner trust in the unit at that time. The payment undertaking agreement, which had a balance of $311.5 million at December 31, 2010, is issued by Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, which has senior debt obligations which are currently rated “AAA” by S&P and “Aaa” by Moody’s, respectively. The amount of debt considered to be extinguished by in substance defeasance was $311.5 million and $309.8 million, at December 31, 2010 and December 31, 2009, respectively.

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

NOTE 9—Investments

Investments were as follows at December 31, 2010 and 2009:

			Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Description	Designation	Cost
				(in thousands)

December 31, 2010

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$41,049	$839	$—	$41,888	$41,888
Equity securities	Available for sale	48 522	9,095	(2,211)	55,406	55,406
Cash and other	Available for sale	237	—	—	237	237

Total Nuclear Decommissioning Trust		$89 808	$9,934	$(2,211)	$97 531	$97,531

Lease deposits (2)
Government obligations	Held to maturity	$89,355	$185	$(405)	$89,135	$89,355

Total Lease Deposits		$89,355	$185	$(405)	$89,135	$89,355

Unrestricted investments (3)
Debt securities	Available for sale	$7,723	$—	$—	$7,723	$7,723
Equity securities	Available for sale	139	—	—	139	139

Total Unrestricted Investments		$7,862	$—	$—	$7,862	$7,862

Other
Equity securities	Available for sale	$78	$2	$—	$80	$80
Non-marketable equity investments (4)	Equity	1,769	—	—	1,769	1,769

Total Other		$1,847	$2	$—	$1,849	$1,849

				Total Carrying Value		$196,597

December 31, 2009

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$39,289	$—	$(2,020)	$37,269	$37,269
Equity securities	Available for sale	46,577	3,661	(2,142)	48,096	48,096
Cash and other	Available for sale	72	—	—	72	72

Total Nuclear Decommissioning Trust		$85,938	$3,661	$(4,162)	$85,437	$85,437

Lease deposits (2)
Government obligations	Held to maturity	$87,052	$138	$(7,213)	$79,977	$87,052

Total Lease Deposits		$87,052	$138	$(7,213)	$79,977	$87,052

Unrestricted investments (5)
Debt securities	Available for sale	$1,761	$—	$—	$1,761	$1,761
Equity securities	Held to maturity	52	—	—	52	52

Total Unrestricted Investments		$1,813	$—	$—	$1,813	$1,813

Other
Equity securities	Available for sale	$62	$—	$(6)	$56	$56
Non-marketable equity investments (4)	Equity	1,718	—	—	1,718	1,718

Total Other		$1,780	$—	$(6)	$1,774	$1,774

				Total Carrying Value		$176,076

(1)

Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3—Accounting for Asset Retirement Obligations. Realized and unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability.

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8—Long-term Lease Transactions.
(3)

The cost represents investments in ARS with a principal value of $16.8 million, net of a $0.5 million principal value redemption that resulted in a $0.2 million recognized loss. The cost has been written down by $9.0 million due to the market value adjustment. During 2010, we amortized $3.4 million of the regulatory asset as loss on investment and we have deferred the remaining balance of $5.6 million as a regulatory asset in accordance with Accounting for Regulated Operations. See Note 10—Regulatory Assets and Liabilities.

(4)	We believe the carrying value approximates fair value for our equity investments.
(5)

The cost represents investments in ARS with a principal value of $17.3 million, net of a $5.0 million principal value redemption that resulted in a $1.4 million recognized loss. The cost has been written down by $15.5 million due to the market value adjustment. We have deferred the $15.5 million as a regulatory asset in accordance with Accounting for Regulated Operations. See Note 10—Regulatory Assets and Liabilities.

Our investments by classification at December 31, 2010 and 2009, were as follows:

	December 31, 2010		December 31, 2009
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for Sale	$97,748	$105,473	$87,813	$87,306
Held to Maturity	89,355	89,355	87,052	87,052
Equity	1,769	1,769	1,718	1,718

	$188,872	$196,597	$176,583	$176,076

Contractual maturities of unrestricted debt securities at December 31, 2010, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
			(in thousands)
Available for Sale	$—	$—	$—	$7,723	$7,723
Held to Maturity	—	—	—	—	—

	$—	$—	$—	$7,723	$7,723

The contractual maturities of our restricted debt securities related to our nuclear decommissioning trust have not been disclosed since all maturities are prior to the estimated decommissioning date nor have we disclosed the contractual maturities of our restricted debt securities related to our lease deposits since all maturities are concurrent with the transaction maturity date.

NOTE 10—Regulatory Assets and Liabilities

In accordance with Accounting for Regulated Operations, we record regulatory assets and liabilities that result from our ratemaking. Our regulatory assets and liabilities at December 31, 2010 and 2009, were as follows:

	2010	2009
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$23,587	$26,244
Deferred asset retirement costs	413	430
North Anna nuclear decommissioning trust unrealized loss	—	501
Deferred net unrealized losses on derivative instruments	7,072	6,904
Deferred loss on ARS	5,575	15,507
NOVEC contract termination fee	44,043	46,490
Loan acquisition fee	1,565	1,788
Interest rate hedge	10,944	—

Total Regulatory Assets	$93,199	$97,864

Regulatory Liabilities:
North Anna asset retirement obligation deferral	$36,788	$36,123
Norfolk Southern settlement	42,115	59,488
North Anna nuclear decommissioning trust unrealized gain	7,723	—
Unamortized gains on reacquired debt	780	845

Total Regulatory Liabilities	$87,406	$96,456

Regulatory Liabilities included in Current Liabilities:
Deferred energy	$45,377	$38,740

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

•

Deferred asset retirement costs reflect the cumulative effect of change in accounting principle for the Clover and distributed generation facilities as a result of the adoption of Accounting for Asset Retirement and Environmental Obligations. These costs will be fully amortized in 2034.

•	Deferred net unrealized losses on derivative instruments will be matched and recognized in the same period the expense is incurred for the hedged item.

•

Deferred loss on ARS reflects the write-down of the value of our ARS, which became illiquid in 2008 due to deteriorating conditions in the credit market and failed auctions. A portion of the deferred loss was amortized in 2010 and the remaining deferred loss will be amortized in 2011.

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

•	Interest rate hedge. To mitigate a portion of our exposure to fluctuations in long-term interest rates we entered into an interest rate hedge on May 14, 2010. See Note 19—Subsequent Events.

Regulatory liabilities included in deferred credits and other liabilities are detailed as follows:

•

North Anna asset retirement obligation deferral is the cumulative effect of change in accounting principle as a result of the adoption of Accounting for Asset Retirement and Environmental Obligations plus the deferral of subsequent activity primarily related to accretion expense offset by interest income on the nuclear decommissioning trust.

•

Norfolk Southern settlement reflects the difference in the amount previously accrued and the actual settlement amount. The remaining $42.1 million will be amortized ratably through May 2014 as a reduction of fuel expense.

•	North Anna nuclear decommissioning trust unrealized gain reflects the unrealized gain on the investments in the nuclear decommissioning trust.

•

Unamortized gains on reacquired debt are the gains we recognized when we purchased our outstanding indebtedness prior to its scheduled retirement. These gains are amortized over the life of the original indebtedness and will be fully amortized in 2023.

Regulatory liabilities included in current liabilities for 2010 are detailed as follows:

•

Deferred energy balance represents the net accumulation of over-collection of energy costs. We use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Over-collected deferred energy balances are refunded to our members in subsequent periods.

NOTE 11—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2010	2009
	(in thousands)
$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	$187,498	$197,917

$27,755,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.00%	27,755	27,755

$32,455,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.625%	32,455	32,455

$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	225,000	237,500

$215,000,000 principal amount of 2001 Series A Bonds due 2011 at an interest rate of 6.25%	215,000	215,000

$120,000,000 principal amount of First Mortgage Bonds, 1993 Series A, due 2023 at an interest rate of 7.78%	1,000	1,000

	688,708	711,627
Less unamortized discounts and premiums	7	26
Less current maturities	(238,917)	(22,917)

	$449,798	$688,736

At December 31, 2010 and December 31, 2009, deferred gains and losses on reacquired debt totaled a net loss of approximately $22.8 million and $25.4 million, respectively. Deferred gains and losses on reacquired debt are deferred under regulatory accounting. See Note 10—Regulatory Assets and Liabilities.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,	(in thousands)
2011	$238,917
2012	22,917
2013	22,917
2014	22,917
2015	22,917
2016 and thereafter	358,123

$688,708

In the second quarter of 2011, we expect to issue $350.0 million of long-term debt to refinance the $215.0 million of Series A Bonds due June 1, 2011 and to replenish our working capital.

The aggregate fair value of long-term debt was $753.5 million and $740.1 million at December 31, 2010 and 2009, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

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

NOTE 12—Short-term Borrowing Arrangements

We maintain committed credit facilities to cover short- and intermediate- term funding needs. At December 31, 2010, we had committed credit facilities in the aggregate amount of $410.0 million, all of which are available for general working capital purposes. At December 31, 2010 and 2009, we had $7.0 million and $27.0 million, respectively, in short-term borrowings. We expect that we will renew the majority of the committed credit facilities as they expire. As of December 31, 2010, our credit facilities were as follows:

Lender	Amount	Expiration Date
	(in millions)
Branch Banking and Trust Company	$25.0	April 30, 2011
National Rural Utilities Cooperative Finance Corp.	75.0	April 15, 2012
JPMorgan Chase Bank, National Association	70.0	June 1, 2012
Wells Fargo Bank, N.A.	70.0	August 31, 2012
CoBank, ACB	100.0	June 18, 2013
Bank of America, N.A.	70.0	November 5, 2013

	$410.0

We maintain a policy which allows our member distribution cooperatives to prepay or extend payment on their monthly power bills. Under this policy, we pay interest on prepayment balances at a blended investment and short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and short-term borrowing rate. Amounts prepaid by our member distribution cooperatives are included in accounts payable—members and totaled $53.9 million and $26.6 million at December 31, 2010 and 2009, respectively. Amounts extended by our member distribution cooperatives are included in accounts receivable—members and totaled $3.6 million and $10.5 million at December 31, 2010 and 2009, respectively.

NOTE 13—Employee Benefits

Substantially all of our employees participate in the National Rural Electric Cooperative Association (“NRECA”) Retirement Security Plan, a noncontributory, defined benefit multiple employer master pension plan. We participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the Retirement Security Plan because of the Internal Revenue Code limitations. The cost of these plans is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. Pension expense was $2.7 million, $1.9 million, and $1.4 million for 2010, 2009, and 2008, respectively.

We have also elected to participate in a defined contribution 401(k) retirement plan administered by Diversified Investment Advisors. Under the plan, employees may elect to have up to 100% or $16,500, whichever is less, of their salary withheld on a pretax basis, subject to Internal Revenue Service limitations, and invested on their behalf. Also, a catch-up contribution is available for participants in the plan once they attain age 50. The maximum catch-up contribution for 2010 was $5,500. We match up to the first 2% of each participant’s base salary. Our matching contributions were $195,000, $190,000, and $170,000, in 2010, 2009, and 2008, respectively.

NOTE 14—Insurance

As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage. All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

The Price-Anderson Act provides the public up to $12.6 billion of liability protection per nuclear incident via obligations required of owners of nuclear power plants. The Price-Anderson Act Amendment of 1988 allows for an inflationary provision adjustment every five years. Virginia Power has purchased $375.0 million of coverage from commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, we, jointly with Virginia Power, could be assessed up to $118.0 million for each licensed reactor not to exceed $18.0 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. The Price-Anderson Act was first enacted in 1957 and was renewed again in 2005.

Virginia Power’s current level of property insurance coverage, $2.55 billion for North Anna, exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. The nuclear property insurance is provided to Virginia Power and us, jointly, by Nuclear Electric Insurance Limited (“NEIL”), a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. The maximum assessment for the current policy period is $39.0 million. Based on the severity of the incident, the board of directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. We, jointly with Virginia Power, have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.

Virginia Power purchases insurance from NEIL to cover the cost of replacement power during the prolonged outage of a nuclear unit due to direct physical damage of the unit. Under this program, we, jointly with Virginia Power, are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. The current policy period’s maximum assessment is $18.0 million.

Our share of the contingent liability for the coverage assessments described above is estimated to be a maximum of $30.0 million at December 31, 2010.

NOTE 15—Regional Headquarters, Inc.

We own 50% of Regional Headquarters, Inc. (“RHI”), which holds title to the office building that is being partially leased to us, which we account for under the equity method. We are obligated to make lease payments equal to one half of RHI’s annual operating expenses, net of rental income from third party lessees, through the year 2016. Our rent expense was $0.4 million, $0.3 million, and $0.4 million for 2010, 2009, and 2008, respectively.

Estimated future lease payments, without regard to changes in square footage, third party occupancy rates, operating costs, and inflation are as follows:

Year Ending December 31,	(in thousands)
2011	$448
2012	448
2013	448
2014	448
2015	448
2016	448

$2,688

NOTE 16—Supplemental Cash Flows Information

Cash paid for interest in 2010, 2009, and 2008, was $45.8 million, $46.9 million, and $49.2 million, respectively. Cash paid for income taxes was immaterial in 2010. Cash paid for income taxes in 2009 and 2008, was $0.2 million and $1.0 million, respectively.

NOTE 17—Commitments and Contingencies

Legal

Norfolk Southern

In 2008, we, along with Virginia Power, filed a suit against Norfolk Southern in the Circuit Court of the City of Richmond, Virginia, seeking to recover $4.9 million, plus interest, for unauthorized fuel surcharges improperly collected by Norfolk Southern under our coal transportation agreement. Our portion of this claim is $2.5 million, plus interest. We believe that the fuel surcharge conflicts with the payment provisions specified in the agreement. A hearing was held on February 10, 2011, and on March 9, 2011, the court found that the fuel surcharge does not conflict with the payment provisions in the specified agreement. We currently plan to file a motion for reconsideration.

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

Our direct capital expenditures for environmental control equipment at our generating facilities, excluding capitalized interest, were immaterial in 2010, 2009, and 2008.

Insurance

Under several of the nuclear insurance policies procured by Virginia Power to which we are a party, we are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies. See Note 14—Insurance.

NOTE 18—Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years 2010 and 2009 follow. Amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of management for a fair statement of the results for the interim periods. Results for the interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Statement of Operations Data
2010
Operating Revenue (1)	$175,657	$184,063	$245,430	$239,320	$844,470
Operating Margin	11,945	12,328	12,959	16,439	53,671
Net Margin	2,191	2,383	2,799	2,785	10,158

(1)	Rappahannock Electric Cooperative and Shenandoah Valley Electric Cooperative acquired additional service territory June 1, 2010.

2009
Operating Revenue	$202,722	$168,938	$182,952	$158,557	$713,169
Operating Margin	15,581	15,278	15,367	11,510	57,736
Net Margin	2,571	2,583	2,626	1,907	9,687

NOTE 19—Subsequent Events

On January 21, 2011, we terminated our interest rate hedge in accordance with the terms of the transaction, resulting in a settlement payment by us of $3.4 million. We anticipate that the settlement payment will be amortized in proportion to the interest expense of the long-term debt we expect to issue in the second quarter of 2011.

On January 24, 2011, we redeemed $1.0 million of our First Mortgage Bonds, 1993 Series A and the Amended and Restated Indenture, dated as of September 1, 2001, became effective and amended and restated our Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, as previously amended. This previous form of the Indenture, among other things, released the lien of the 1992 Indenture. On January 26, 2011, the previous form of the Indenture again was amended and restated in the form of the Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated as of January 1, 2011, which is referred to herein as “Indenture.” This form of the Indenture reinstated the lien on substantially all of our real property and tangible personal property and some of our intangible personal property in favor of the trustee, with limited exceptions. The obligations outstanding under the Indenture, regardless of the form of the Indenture in effect at the time of the issuance of the obligations, are secured equally and ratably.

In February 2011 we made the determination not to participate in an additional nuclear-powered generating unit at North Anna and on February 28, 2011, we announced that we have decided not to participate in the development or ownership of an additional nuclear-powered generating unit at North Anna. We are currently working with Virginia Power on the logistics of our withdrawal as a participant in the project. As of December 31, 2010, we had $21.3 million of construction work in progress related to the potential additional unit at North Anna. Also, we have incurred approximately $1.8 million in financing-related costs that are included in deferred charges–other. These amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates charged to our member distribution cooperatives.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management has assessed our internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2010, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria. We have not identified any material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. No control system can provide absolute assurance that all control issues and instances of error or fraud, if any, have been detected. Even the best designed system can only provide reasonable assurance that the objectives of the control system have been met. Because of these inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements. Additionally, projections as to the effectiveness of internal control in future periods are subject to the risk that internal control may not continue to operate at its current effectiveness levels due to changes in personnel or in our operating environment.

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

John William Andrew, Jr. (57). President and Chief Executive Officer of Delaware Electric Cooperative, Inc. since 2005. Mr. Andrew also served as its Vice President Engineering and Operations from 1998 to 2004. Mr. Andrew has held executive positions in the utility industry for over decade and has been a director of ODEC since 2005.

M Dale Bradshaw (57). Chief Executive Officer of Prince George Electric Cooperative since 1995. Mr. Bradshaw has held executive positions in the utility industry for over a decade and has been a director of ODEC since 1995.

Vernon N. Brinkley (64). President and Chief Executive Officer of A&N Electric Cooperative since 2003. Mr. Brinkley also served as President of A&N Electric Cooperative from 1995 to 2003 and as Executive Vice President and General Manager from 1982 to 1995. Mr. Brinkley has held executive positions in the utility industry for over three decades and has been a director of ODEC since 1982.

Darlene H. Carpenter (64). Realtor of Montague, Miller & Company Realtors, Inc. since 2006. Ms. Carpenter served as a vice president at Wachovia Bank, National Association from 1966 to 2001. Ms. Carpenter has been a director of ODEC since 2009 and a director of Rappahannock Electric Cooperative since 1984. Ms. Carpenter is a past director of National Rural Utilities Cooperative Finance Corporation where she completed two three-year terms including serving on the audit committee (as chairman), the loan committee and the corporate relations committee

Glenn F. Chappell (67). Self-employed farmer since 1961. Mr. Chappell has been a director of ODEC since 1995 and a director of Prince George Electric Cooperative since 1985.

Earl C. Currin, Jr. (67). Retired, formerly Provost at Southside Community College where he served from 1970 to 2007. Dr. Currin taught both accounting and economics at the college level. Dr. Currin has been a director of ODEC since 2008 and a director of Southside Electric Cooperative since 1986.

Jeffrey S. Edwards (47). President and Chief Executive Officer of Southside Electric Cooperative since 2007. Mr. Edwards served as Executive Vice President of Albemarle Electric Membership Cooperative from 1998 to 2007. Mr. Edwards has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2007.

Kent D. Farmer (53). President and Chief Executive Officer of Rappahannock Electric Cooperative since 2004. Mr. Farmer also served as Chief Operating Officer of Rappahannock Electric Cooperative from 1999 to 2004. Mr. Farmer has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2004.

Fred C. Garber (66). Retired, formerly President of Mt. Jackson Farm Service from 1973 to 2003. Mr. Garber has been a director of ODEC since 2005 and a director of Shenandoah Valley Electric Cooperative since 1984.

Hunter R. Greenlaw, Jr. (65). President of Greenlaw, Edwards & Leake, Inc., a real estate development and general contracting company since 1974. Mr. Greenlaw has been a director of ODEC since 1991 and a director of Northern Neck Electric Cooperative since 1979.

Bruce A. Henry (65). Owner and Secretary/Treasurer of Delmarva Builders, Inc., since 1981. Mr. Henry has been a director of ODEC since 1993 and a director of Delaware Electric Cooperative, Inc. since 1978.

Frederick L. Hubbard (70). President and Chief Executive Officer of Choptank Electric Cooperative, Inc. since 2001. Mr. Hubbard also served as Senior Vice President and Chief Executive Officer of Choptank Electric Cooperative, Inc. from 1991 to 2001. Mr. Hubbard has held executive positions in the utility industry for over two decades and has been a director of ODEC since 1991.

David J. Jones (62). Owner/operator of Big Fork Farms since 1970 and Vice President of Exchange Warehouse, Inc. from 1996 to 2006. Mr. Jones has been a director of ODEC since 1986 and a director of Mecklenburg Electric Cooperative since 1982.

Michael J. Keyser (34). Chief Executive Officer and General Manager of BARC Electric Cooperative since 2010. Mr. Keyser was CEO and General Counsel for American Samoa Power Authority from 2006 to 2010 and was Assistant Attorney General for American Samoa Government from 2005 to 2006. Mr. Keyser has held executive positions in the utility industry since 2006 and has been a director of ODEC since 2010.

John C. Lee, Jr. (50). President and Chief Executive Officer of Mecklenburg Electric Cooperative since 2008. Mr. Lee served as Vice President of Member and External Relations of ODEC from 2004 to 2007 and Vice President Cooperative Affairs/Assistant to the President of ODEC from 2000 to 2004. Mr. Lee has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2008.

Paul E. Owen (60). Retired, formerly Director of Business Management with Smithfield Deli Group from 1974 to 2010. Mr. Owen has been a director of ODEC since 2006 and a director of Community Electric Cooperative since 2000.

James M. Reynolds (63). President of Community Electric Cooperative since 2001. Mr. Reynolds also served as General Manager of Community Electric Cooperative from 1977 to 2001. Mr. Reynolds has held executive positions in the utility industry for over three decades and has been a director of ODEC since 1977.

Myron D. Rummel (58). President and Chief Executive Officer of Shenandoah Valley Electric Cooperative since 2005. Mr. Rummel also served as Vice President Engineering and Operations of Shenandoah Valley Electric Cooperative from 1993 to 2005. Mr. Rummel has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2005.

Keith L. Swisher (56). Owner/operator of Swisher Valley Farms, LLC since 1976. Mr. Swisher has been a Director of ODEC since 2008 and a director of BARC Electric Cooperative since 1981.

Philip B. Tankard (82). Retired, formerly CFO for Tankard Nurseries from 1988 to 2006. Mr. Tankard has been a director of ODEC since 2002 and a director of A&N Electric Cooperative since 1960.

Gregory W. White (58). President and Chief Executive Officer of Northern Neck Electric Cooperative since 2005. Mr. White served as Senior Vice President of Power Supply of ODEC from 2004 to 2005, Senior Vice President Engineering and Operations of ODEC from 2002 to 2004 and Senior Vice President Retail and Alliance Management of ODEC from 2000 to 2002. Mr. White has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2005.

Carl R. Widdowson (73). Self-employed farmer since 1956. Mr. Widdowson has been a director of ODEC since 1987 and a director of Choptank Electric Cooperative, Inc. since 1980.

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

Executive Officers

Our President and Chief Executive Officer administers our day-to-day business and affairs. Our executive officers at December 31, 2010, their respective ages, positions and recent business experience are listed below.

Jackson E. Reasor (58). President and Chief Executive Officer of ODEC and the Virginia, Maryland and Delaware Association of Electric Cooperatives (the “VMDA”), an electric cooperative association which provides services to its members and certain other electric cooperatives, since 1998.

Robert L. Kees (58). Senior Vice President and Chief Financial Officer since 2006. Mr. Kees also served as our Vice President and Controller from 2004 to 2005.

Lisa D. Johnson (45). Senior Vice President and Chief Operating Officer since March 15, 2011. Ms. Johnson served as Senior Vice President Power Supply from May 2006 to March 14, 2011. Prior to joining ODEC, Ms. Johnson served as Vice President of Mirant Corporation from 2001 to 2006.

Elissa M. Ecker (51). Vice President of Human Resources since 2004.

Code of Ethics

We have a Code of Ethics which applies to our President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Vice President and Controller. A copy of this Code of Ethics is available without charge by sending a written request for the Code of Ethics to Old Dominion Electric Cooperative, Attention Mr. Bryan S. Rogers, Vice President and Controller, 4201 Dominion Boulevard, Glen Allen, VA 23060.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Philosophy

Our compensation philosophy has four objectives:

•	attract and retain a qualified, diverse workforce through a competitive compensation program;

•	provide equitable and fair compensation;

•	support our business strategy; and

•	ensure compliance with applicable laws and regulations.

Total Compensation Package

We compensate our President and Chief Executive Officer (“CEO”) and other senior management through the use of a total compensation package which includes base salary, competitive benefits, and the potential of a bonus. Our CEO’s base salary is derived from salary data provided by third parties through national compensation surveys. The national compensation survey data includes data from the labor market for positions of similar responsibilities. The compensation of our CEO is reviewed by the executive committee of our board of directors and they provide a recommendation to our entire board of directors. The entire board of directors approves our CEO’s compensation.

Targeted Overall Compensation

Our compensation program utilizes detailed job descriptions for all of our employees, including senior management with the exception of the CEO, as an instrument to establish benchmarked positions. The market compensation information for each position is derived from salary data provided by third parties through national compensation surveys and includes salary data for positions within the determined competitive labor market. Our job descriptions are reviewed annually and include essential and non-essential responsibilities, required knowledge, skills and abilities, and formal education and experience necessary to accomplish the requirements of the position which in turn helps us achieve operational goals. Utilizing this information, our human resources department determines a market-based salary for each position based upon salary survey data provided by third parties. A third-party consultant reviews the market-based salary data we compiled for reasonableness and fairness annually. Our board of directors has defined market-based salary as approximately 95% to 100% of the 50th percentile of the market, excluding new hires that may be hired at 90% of the 50th percentile of market until a learning period is complete.

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

Plans

Retirement Plans

We participate in the National Rural Electric Cooperative Association (“NRECA”) Retirement Security Plan, a noncontributory, defined benefit multiple employer master pension plan which is available to all employees, with limited exceptions, who work at least 1,000 hours per year. This plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code. Benefits, which accrue under the plan, are based upon the employee’s base annual salary as of November of the previous year.

We also have a 401(k) plan which is available to all employees in regular positions. Under the 401(k) plan for 2010, employees may have elected to have up to 100% or $16,500, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. We match up to the first 2% of each participant’s base salary. Also, a catch-up contribution is available for participants in the plan once they attain age 50. The maximum catch-up contribution for 2010 was $5,500.

In addition, we have a non-qualified executive deferred compensation plan (the “Deferred Compensation Plan”). Our board of directors, at its discretion, determines who may participate in the plan as well as an annual contribution, if any, up to the maximum amount allowed by regulations. Currently, our board of directors has determined that our CEO is the only participant in this plan and we made a $15,000 contribution to the plan each year for his benefit since the 2006 inception of the plan.

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

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our CEO receives during contract discussions with our CEO. The perquisite for Mr. Reasor is expenses for personal use of a company automobile which amounted to $3,465 in 2010 and $3,583 in 2009.

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

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our CEO, our chief financial officer and two other senior executive officers for services rendered to us in all capacities during each of the last three fiscal years. The table also identifies the principal capacity in which each of these executives serves or served.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary	Bonus		Change in Pension Value and Non- Qualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total
Jackson E. Reasor President and Chief Executive Officer	2010 2009 2008	$430,000 419,583 394,583	$	— 20,000 —	$171,693 169,505 138,158	$124,073 88,957 73,959	$725,766 698,045 606,700

Robert L. Kees Senior Vice President and Chief Financial Officer	2010 2009 2008	259,373 254,850 243,320		— — —	166,762 178,346 139,957	73,478 53,251 45,155	499,613 486,447 428,432

Lisa D. Johnson Senior Vice President and Chief Operating Officer (3)	2010 2009 2008	305,182 294,164 274,379		— — —	72,005 14,896 9,427	84,060 59,418 48,282	461,247 368,478 332,088

Elissa M. Ecker Vice President of Human Resources	2010 2009 2008	176,454 172,698 166,056		— — —	32,336 27,251 48,893	50,002 36,454 30,365	258,792 236,403 245,314

(1)	The values disclosed here represent the change in the pension value including the change in the defined pension plan and the pension restoration plan.
(2)	The items included in All Other Compensation are identified in the All Other Compensation table.
(3)	On March 15, 2011, Ms. Johnson was promoted to Senior Vice President and Chief Operating Officer. Prior to March 15, 2011, Ms. Johnson held the position of Senior Vice President Power Supply.

Employment Agreement

In 2006, ODEC entered into an employment agreement with Jackson E. Reasor, our CEO. The agreement is for the term of five years, with an automatic one-year extension unless Mr. Reasor or ODEC and the VMDA (collectively, the “Employer”) give written notice 30 days prior to the expiration of the agreement. The agreement provides that he will receive an annual salary of $360,000, effective as of June 1, 2006, subject to annual adjustment by the boards of directors of the Employer. The boards of directors of the Employer also may grant Mr. Reasor an annual bonus at their discretion. Mr. Reasor will also be entitled to participate in all benefit plans available to the employees of the Employer. The VMDA contributed $45,000 of Mr. Reasor’s salary in 2010 and is expected to contribute the same amount in 2011.

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

Where the termination is without “cause” or the CEO terminates employment for “good reason” the employment agreement provides for benefits equal to one year of base salary and medical insurance. However, the medical insurance benefit will cease if he becomes eligible for medical insurance coverage by virtue of his employment with another company. In addition, a terminated CEO is entitled to receive any benefits that he otherwise would have been entitled to receive under our 401(k) plan, frozen pension plan and supplemental retirement plans, although those benefits are not increased or accelerated. We believe that these levels are consistent with the general practice among generation and transmission cooperatives, although we have not conducted a study to confirm this.

Based upon a hypothetical termination date of December 31, 2010, the severance benefits Mr. Reasor would have been entitled to would be as follows:

Base Salary	$430,000
Targeted bonus	—
Healthcare and other insurance benefits	16,888

Total	$446,888

Under our employment contract with Mr. Reasor, “cause” is defined as (1) gross incompetence, insubordination, gross negligence, willful misconduct in office or breach of a material fiduciary duty, which includes a breach of confidentiality; (2) conviction of a felony, a crime of moral turpitude or commission of an act of embezzlement or fraud against ODEC or the VMDA or any subsidiary or affiliate thereof; (3) the CEO’s material failure to perform a substantial portion of his duties and responsibilities under the employment contract, but only after the Employer provides the CEO written notice of such failure and gives him 30 days to remedy the situation; or (4) deliberate dishonesty of the CEO with respect to ODEC or the VMDA or any of its subsidiaries or affiliates.

The CEO may terminate his employment with or without good reason by written notice to the boards of directors effective 60 days after receipt of such notice by the boards of directors. If the CEO terminates his employment for good reason, then the CEO is entitled to the salary specified above in the “without cause” paragraph. The CEO will not be required to render any further services. Upon termination of employment by the CEO without good reason, the CEO is not entitled to further compensation. Under our employment contract with Mr. Reasor, “good reason” is defined as the Employer’s failure to maintain compensation and benefits or the Employer’s material breach of any provision of the employment contract, which failure or breach continued for more than 30 days after the date on which our boards of directors received such notice.

Defined Benefit Plan

We have elected to participate in the NRECA Retirement Security Program (the “RS Plan”), a noncontributory, defined benefit, multiple-employer, master pension plan maintained and administered by the NRECA for the benefit of its member systems and their employees. The RS Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986. The following table lists the estimated value of the current accumulated pension benefit payable at “normal retirement age,” currently age 62, for participants in the specified final average salary and years of benefit service categories for the given current multiplier of 1.7%. Lump sums at normal retirement age are then discounted to the last day of the appropriate year. Benefits which accrue under the RS Plan are based upon the base annual salary as of November of the previous year. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $245,000 effective January 1, 2011.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Year
Jackson E. Reasor	NRECA Retirement Security Plan	11.08	$598,586	$—
	Pension Restoration Plan	11.08	380,218	—

Robert L. Kees	NRECA Retirement Security Plan	18.00	902,702	—
	Pension Restoration Plan	18.00	9,708	—

Lisa D. Johnson	NRECA Retirement Security Plan	3.58	88,545	—
	Pension Restoration Plan	3.58	10,601	—

Elissa M. Ecker	NRECA Retirement Security Plan	5.08	124,378	—

The pension benefits indicated above are the estimated amounts payable by the RS Plan, and they are not subject to any deduction for Social Security or other offset amounts. The participant’s annual pension at his or her normal retirement date is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service. The multiplier was 1.7% commencing January 1, 1992. The number of years of credited service is as of the end of the current year for each of the named executives. The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum. The lump sum amounts are calculated using the 30-year Treasury rate (4.31% for 2010 and 4.00% for 2009) and the Pension Protection Act (“PPA”) three segment yield rates (3.13%, 5.07% and 5.50% for 2010, and 5.24%, 5.69%, and 5.37% for 2009) and the required Internal Revenue Service mortality table for lump sum payments (1994 GAS, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and RP 2000 PPA at 2010 combined unisex 50%/50% mortality in combination with the PPA rates.) Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

We participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the RS Plan because of the Internal Revenue Code limitations.

Deferred Compensation Plan

In 2006, in connection with the execution of the employment agreement with Mr. Reasor, we adopted the Deferred Compensation Plan for the purpose of providing supplemental deferred compensation to Mr. Reasor in an amount within the statutory maximums permitted under Section 457 of the Internal Revenue Code. The Deferred Compensation Plan is restricted to those executive employees designated by our board of directors who are generally responsible for ongoing operations, responsible for and have general supervision over the overall financial condition, responsible for setting and executing overall corporate policies and practices, and responsible for supervising large numbers of employees and who elect to participate in the Deferred Compensation Plan by agreeing to a deferral of a portion of their current compensation. Currently, Mr. Reasor is the only participant in the Deferred Compensation Plan. Under the Deferred Compensation Plan, annual deferrals cannot exceed the lesser of 100% of Mr. Reasor’s annual compensation or $16,500 (for 2010), adjusted by and subject to specified tax laws (the “deferral limit”), during any year in which we are exempt from federal income taxation. During the last three years before Mr. Reasor attains the normal retirement age under our primary pension plan, currently age 62, the deferral limit is increased to the lesser of two times the deferral limit or the deferral limit plus the amount Mr. Reasor was eligible to but did not defer under the Deferred Compensation Plan. Amounts credited to him under the Deferred

Compensation Plan will be credited with earnings or losses equal to those made by an investment in one or more funds of a specified regulated investment company designated by him. Distributions under the Deferred Compensation Plan generally commence upon severance of employment, whether upon termination, retirement or death.

The following table sets forth the non-qualified deferred compensation paid to our executive officers in 2010:

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Jackson E. Reasor	$—	$15,000	$8,150	$—	$79,705

Robert L. Kees	n/a	n/a	n/a	n/a	n/a

Lisa D. Johnson	n/a	n/a	n/a	n/a	n/a

Elissa M. Ecker	n/a	n/a	n/a	n/a	n/a

(1)	These amounts are not included in the summary compensation table.

The following table sets forth information concerning all other compensation awarded to, earned by or paid to these executives during the last completed fiscal year.

ALL OTHER COMPENSATION

Name	Perquisites and Other Personal Benefits (1)	Company Contributions to Defined Benefit Plans	Company- paid Insurance Premiums	All Other Compensation
Jackson E. Reasor(2)	$8,365	$113,520	$2,188	$124,073

Robert L. Kees	4,900	67,281	1,297	73,478

Lisa D. Johnson	4,900	77,659	1,501	84,060

Elissa M. Ecker	3,529	45,592	881	50,002

(1)	Perquisites and other personal benefits is composed of contributions made by ODEC to the 401(k) plan.
(2)	Perquisites and other personal benefits include $3,465 for personal use of a company automobile.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”). Our outside directors were compensated by a monthly retainer of $2,000 in 2010. Beginning in 2011 the monthly retainer will be $2,500. They are also paid for meetings at a rate of $400 per in person meeting and $200 per teleconference, if the meeting date falls outside the normal board of directors meeting dates. All directors are reimbursed for out-of-pocket expenses incurred in attending meetings. Our directors receive no other compensation. Our directors do not have pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options. The following table sets forth the compensation we paid to our directors in 2010:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash(1)
Darlene H. Carpenter	$26,800
Glenn F. Chappell	26,000
Earl C. Currin, Jr.	25,800
Fred C. Garber	26,000
Hunter R. Greenlaw, Jr.	27,000
Bruce A. Henry	25,800
David J. Jones	26,400
Paul E. Owen	25,200
Keith L. Swisher	25,400
Philip B. Tankard	25,400
Carl R. Widdowson	27,000

$286,800

(1)	Our directors received no compensation from us other than as set forth in this column.

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

Frederick L. Hubbard, Chairman Glenn F. Chappell Bruce A. Henry David J. Jones Myron D. Rummel Gregory W. White

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP for fiscal years 2010 and 2009. All Audit, Audit-Related, and Tax Fees shown below were pre-approved by the Audit Committee in accordance with its established procedures.

	2010	2009
Audit Fees (a)	$255,000	$389,503
Audit-Related Fees (b)	—	—
Tax Fees (c)	5,145	4,900

Total	$260,145	$394,403

a)	Fees for professional services provided for the audit of ODEC’s annual financial statements as well as reviews of ODEC’s quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters, consents and comment letters.
b)	Fees for professional services which principally include accounting consultations and services in connection with internal control matters.
c)	Fees for professional services for tax-related advice and compliance.

For fiscal years 2010 and 2009, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.

Audit Committee Preapproval Process for the Engagement of Auditors

All audit, tax and other services to be performed by Ernst & Young LLP for us must be pre-approved by the Audit Committee. The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Pre-approval is granted usually at regularly scheduled meetings. During 2010 and 2009, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Form 10-K.

1.	Financial Statements

See Index on page 46.

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

4.1 Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated as of January 1, 2011, between Old Dominion Electric Cooperative and Branch Banking and Trust Company, as Trustee.

*4.2 Fourth Supplemental Indenture, dated as of December 15, 1994, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and Crestar Bank, as Trustee (filed as exhibit 4.5 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*4.3 Eleventh Supplemental Indenture, dated as of September 1, 2001, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee, including the form of the 2001 Series A Bond (filed as exhibit 4.1 to the Registrant’s Form 10-Q/A for the quarter ended September 30, 2001, File No. 33-46795, filed on November 20, 2001).

*4.4 Thirteenth Supplemental Indenture, dated as of November 1, 2002, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee, including the form of the 2002 Series A Bond (filed as exhibit 4.14 to Amendment No. 1 to the Registrant’s Form S 3, File No. 333-100577, on November 25, 2002).

*4.5 Fourteenth Supplemental Indenture, dated as of December 1, 2002, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee, including the form of the 2002 Series B Bond (filed as exhibit 4.1 to the Registrant’s Form 8-K, File No. 000-50039, on December 27, 2002).

*4.6 Fifteenth Supplemental Indenture, dated as of May 1, 2003, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee (filed as Exhibit 4.A to the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 000-50039, on March 22, 2004).

*4.7 Sixteenth Supplemental Indenture, dated as of July 1, 2003, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee, including the form of the 2003 Series A Bond (filed as Exhibit 4.1 to the Registrant’s Form 8-K, File No. 000-50039, on July 25, 2003).

*4.8 Seventeenth Supplemental Indenture, dated as of January 1, 2004, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee (filed as Exhibit 4.B to the Registrant’s Form 10-K for the year ended December 31, 2003, File No 000-50039, on March 22, 2004).

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

**10.21 Amendment No. 3 to Participation Agreement (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

**10.22 Amendment No. 2 to Equipment Operating Lease Agreement (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

**10.23 Amendment No. 2 to Corrected Foundation Operating Lease Agreement (filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

**10.24 Investment Agreement (filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

**10.25 Investment Pledge Agreement (filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

**10.26 Amendment No. 3 to Payment Undertaking Agreement (filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

**10.27 Amendment No. 2 to Tax Indemnity Agreement (filed as Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

**10.28 Employment Agreement, dated June 1, 2006, between Old Dominion Electric Cooperative and Jackson E. Reasor and accepted by Jackson E. Reasor on December 18, 2006 (filed as Exhibit 10.1 to the Registrant’s Form 8-K, File No. 000-50039, on December 21, 2006).

**10.29 Executive Deferred Compensation Plan, dated June 30, 2006, adopted on December 18, 2006 (filed as Exhibit 10.2 to the Registrant’s Form 8-K File No. 000-50039, on December 21, 2006).

**10.30 Employment letter, dated November 28, 2005, of Old Dominion Electric Cooperative and agreed and accepted by Robert L. Kees (filed as exhibit 10.1 to the Registrant’s Form 8-K, No. 000-50039, on November 28, 2005).

**10.31 Amendment No. 1 to Participation Agreement, dated as of December 19, 2002, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein, Utrecht America Finance Co and Cedar Hill International Corp.

**10.32 Amendment No. 1 to Equipment Operating Lease Agreement, dated as of December 19, 2002, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee.

**10.33 Amendment No. 1. to Corrected Foundation Operating Lease Agreement, dated as of December 19, 2002, between State Street Bank and Trust Company, as Foundation Lessor and Old Dominion Electric Cooperative, as Foundation Lessee.

**10.34 Amendment No. 2 to Payment Undertaking Agreement, dated as of December 19, 2002 between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch.

*10.35 Amendment No. 1 to Tax Indemnity Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative and the Owner Participant named therein.

**10.36 Amendment No. 2 to Participation Agreement, dated as of December 31, 2004, between and among Old Dominion Electric Cooperative, U.S. Bank National Association, Wachovia Bank, National Association, Utrecht-America Finance Co., and Cedar Hill International Corp. (filed as exhibit 10.1 to the Registrant’s Form 8-K, File No. 000-50039, on January 13, 2005).

*10.37 Mutual Operating Agreement, dated as of May 18, 2005, between Virginia Electric and Power Company and Old Dominion Electric Cooperative.

*10.38 Employment letter, dated March 30, 2007, of Old Dominion Electric Cooperative and agreed and accepted by Bryan S. Rogers (filed as exhibit 10.1 to the Registrant’s Form 8-K, No. 000-50039, on April 2, 2008).

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
Jackson E. Reasor
President and Chief Executive Officer

Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities on March 16, 2011.

Signature	Title

/S/ JACKSON E. REASOR	President and Chief Executive Officer (Principal executive officer)
Jackson E. Reasor

/S/ ROBERT L. KEES	Senior Vice President and Chief Financial Officer (Principal financial officer)
Robert L. Kees

/S/ BRYAN S. ROGERS	Vice President and Controller
Bryan S. Rogers	(Principal accounting officer)

/S/ J. WILLIAM ANDREW, JR.	Director
J. William Andrew, Jr.

/S/ M DALE BRADSHAW	Director
M Dale Bradshaw

/S/ VERNON N. BRINKLEY	Director
Vernon N. Brinkley

/S/ DARLENE H. CARPENTER	Director
Darlene H. Carpenter

/S/ GLENN F. CHAPPELL	Director
Glenn F. Chappell

/S/ EARL C. CURRIN, JR.	Director
Earl C. Currin, Jr.

/S/ JEFFREY S. EDWARDS	Director
Jeffrey S. Edwards

/S/ KENT D. FARMER	Director
Kent D. Farmer

/S/ FRED C. GARBER	Director
Fred C. Garber

/S/ HUNTER R. GREENLAW, JR.	Director
Hunter R. Greenlaw, Jr.

/S/ BRUCE A. HENRY	Director
Bruce A. Henry

/S/ FREDERICK L. HUBBARD	Director
Frederick L. Hubbard

/S/ DAVID J. JONES	Director
David J. Jones

/S/ MICHAEL J. KEYSER	Director
Michael J. Keyser

/S/ JOHN C. LEE, JR.	Director
John C. Lee, Jr.

/S/ PAUL E. OWEN	Director
Paul E. Owen

/S/ JAMES M. REYNOLDS	Director
James M. Reynolds

/S/ MYRON D. RUMMEL	Director
Myron D. Rummel

/S/ KEITH L. SWISHER	Director
Keith L. Swisher

/S/ PHILIP B. TANKARD	Director
Philip B. Tankard

/S/ GREGORY W. WHITE	Director
Gregory W. White

/S/ CARL R. WIDDOWSON	Director
Carl R. Widdowson

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

ODEC does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2010. Accordingly, ODEC will not file an annual report with the Securities and Exchange Commission.