Form 10-Q
period 2011-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2011-05-11
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,620,832	$1,627,643
Less accumulated depreciation	(666,997)	(663,871)

	953,835	963,772
Nuclear fuel, at amortized cost	18,858	20,872
Construction work in progress	33,048	52,760

Net Electric Plant	1,005,741	1,037,404

Investments:
Nuclear decommissioning trust	102,105	97,531
Lease deposits	90,006	89,355
Unrestricted investments and other	9,923	9,711

Total Investments	202,034	196,597

Current Assets:
Cash and cash equivalents	14,767	4,391
Accounts receivable	3,254	23,495
Accounts receivable–deposits	5,000	3,000
Accounts receivable–members	44,509	98,423
Fuel, materials, and supplies	35,902	35,798
Prepayments and other	3,110	3,438

Total Current Assets	106,542	168,545

Deferred Charges:
Regulatory assets	103,023	93,199
Other	11,547	16,690

Total Deferred Charges	114,570	109,889

Total Assets	$1,428,887	$1,512,435

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$342,066	$339,678
Non-controlling interest	13,142	13,166

Total Patronage capital and Non-controlling interest	355,208	352,844
Long-term debt	664,798	449,798

Total Capitalization	1,020,006	802,642

Current Liabilities:
Long-term debt due within one year	22,917	238,917
Notes payable	—	7,043
Accounts payable	51,461	91,686
Accounts payable–members	49,548	76,458
Interest rate hedge	—	10,944
Accrued expenses	16,813	4,606
Deferred energy	33,815	45,377

Total Current Liabilities	174,554	475,031

Deferred Credits and Other Liabilities
Asset retirement obligations	68,762	67,876
Obligations under long-term leases	65,920	64,801
Regulatory liabilities	88,037	87,406
Other	11,608	14,679

Total Deferred Credits and Other Liabilities	234,327	234,762

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,428,887	$1,512,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Operating Revenues	$232,095	$175,657

Operating Expenses:
Fuel	35,215	28,423
Purchased power	161,259	91,524
Deferred energy	(11,562)	8,071
Operations and maintenance	8,276	8,898
Administrative and general	10,030	12,605
Depreciation, amortization, and decommissioning	10,331	10,334
Amortization of regulatory asset/(liability), net	1,084	967
Accretion of asset retirement obligations	885	809
Taxes, other than income taxes	2,227	2,081

Total Operating Expenses	217,745	163,712

Operating Margin	14,350	11,945

Other expense, net	(1,681)	(442)
Investment income	1,385	1,296
Interest charges, net	(11,695)	(10,638)
Income taxes	5	6

Net Margin including Non-controlling interest	2,364	2,167
Non-controlling Interest	24	24

Net Margin attributable to ODEC	2,388	2,191
Patronage Capital - Beginning of Period	339,678	329,520

Patronage Capital - End of Period	$342,066	$331,711

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Operating Activities:
Net Margin including Non-controlling interest	$2,364	$2,167
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	10,331	10,334
Other non-cash charges	3,025	2,499
Amortization of lease obligations	1,119	1,045
Interest on lease deposits	(651)	(636)
Change in current assets	72,379	11,713
Change in deferred energy	(11,562)	8,071
Change in current liabilities	(54,928)	10,705
Change in regulatory assets and liabilities	(1,617)	(5,119)
Change in deferred charges and credits	2,338	(144)

Net Cash Provided by Operating Activities	22,798	40,635

Financing Activities:
Payment of long-term debt	(1,000)	—
Draws on revolving credit facilities	51,772	82,769
Repayments on revolving credit facilities	(58,815)	(109,723)

Net Cash Used for Financing Activities	(8,043)	(26,954)

Investing Activities:
Increase in other investments	(1,256)	(1,078)
Electric plant additions	(4,310)	(9,142)
Amortization of loss on auction rate securities recorded as a regulatory asset	1,394	—
Gain on investments	(207)	—

Net Cash Used for Investing Activities	(4,379)	(10,220)

Net Change in Cash and Cash Equivalents	10,376	3,461
Cash and Cash Equivalents - Beginning of Period	4,391	6,278

Cash and Cash Equivalents - End of Period	$14,767	$9,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2011, and our consolidated results of operations, and cash flows for the three months ended March 31, 2011 and 2010. The consolidated results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Presentation

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“ODEC” or “we” or “our”) and TEC Trading, Inc. (“TEC”). We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net assets consolidated were $13.1 million and $13.2 million at March 31, 2011, and December 31, 2010, respectively. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

We do not have any other comprehensive income for the periods presented.

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

3.	Fair Value Measurements

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, and December 31, 2010:

	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$102,105	$102,105	$—	$—
Unrestricted investments and other (2)(3)	8,154	85	—	8,069
Derivatives – renewable energy credit sales	300	—	300	—

Total Financial Assets	$110,559	$102,190	$300	$8,069

Derivatives (4)	$4,178	$4,178	$—	$—

Total Financial Liabilities	$4,178	$4,178	$—	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$97,531	$97,531	$—	$—
Unrestricted investments and other (2)(3)	7,942	80	—	7,862
Derivatives – renewable energy credit sales	257	—	257	—

Total Financial Assets	$105,730	$97,611	$257	$7,862

Derivatives – gas and power (4)	$6,904	$6,831	$73	$—
Derivative – interest rate hedge (5)	10,944	—	10,944	—

Total Financial Liabilities	$17,848	$6,831	$11,017	$—

(1)	For additional information about our nuclear decommissioning trust see Note 9 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.
(2)	Unrestricted investments and other includes investments that were available for sale and classified as Level 1 related to equity securities.
(3)

Unrestricted investments and other includes investments that were classified as Level 3 and were trading securities as of March 31, 2011 and were available for sale as of December 31, 2010. As of March 31, 2011 and December 31, 2010, we had $16.8 million of principal invested in five auction rate securities and preferred stock (“ARS”). As of March 31, 2011 and December 31, 2010, the ARS had a fair value of $8.1 million and $7.9 million, respectively. For the three months ended March 31, 2011, we had an unrealized gain of $0.2 million related to the increase in the fair value of the ARS which was recorded as gain on investments in other expense, net, in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital. As of December 31, 2010, we had an unrealized loss of $5.6 million related to the decline in the fair value of our ARS which was recorded as a regulatory asset in accordance with Accounting for Regulated Operations. For the three months ended March 31, 2011, we amortized $1.4 million of this regulatory asset which was recorded as loss on investments in other expense, net, in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital. For additional information, see Notes 9 and 10 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

(4)

Derivatives–gas and power represent natural gas futures contracts and purchased power contracts. For additional information about our derivative financial instruments, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

(5)

Derivative–interest rate hedge represents the fair value of the interest rate hedge. On May 14, 2010, we entered into an interest rate hedge with an initial notional amount of $300.0 million and a settlement rate tied to the 30-year U.S. Treasury bond. At December 31, 2010, the fair value of this interest rate hedge was a liability of $10.9 million, which is recorded on our balance sheet as a current liability. On January 21, 2011, we terminated the interest rate hedge in accordance with the terms of the transaction, resulting in a settlement payment of $3.4 million, the fair value of the hedge as of that date. The $3.4 million is recorded as a regulatory asset and will be amortized over the life of the long-term debt we issued on April 7, 2011.

The following table presents the net change in the assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the three months ended March 31, 2011:

Three Months Ended March 31, 2011
(in thousands)
Balance at January 1, 2011	$7,862
Total unrealized gain:
Included in gain on investments	207
Purchases, issuances and settlements	—
Transfers out of Level 3	—

Balance at March 31, 2011	$8,069

The unrealized gain (change in fair value) was reported in other expense, net in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital as of March 31, 2011.

4.	Derivatives and Hedging:

We are exposed to market purchases of power and natural gas to meet the power supply needs of our member distribution cooperatives that are not met by our owned generation. To manage this exposure, we utilize derivative contracts. See Note 1 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating section of our statement of cash flows.

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of March 31, 2011 Quantity	As of December 31, 2010 Quantity
Natural gas	MMBTU	3,890,000	4,610,000
Purchased power	MWh	—	161,632
Renewable energy credits	REC	40,000	40,000
Interest rate hedge	US Dollars	—	300,000,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

Fair Value of Derivative Instruments

		Fair Value
	Balance Sheet Location	As of March 31, 2011	As of December 31, 2010
		(in thousands)
Derivatives in an asset position designated as hedging instruments:
Renewable energy credit sales	Prepayments and other	$300	$257

Total derivatives in an asset position designated as hedging instruments		$300	$257

Derivatives in a liability position designated as hedging instruments:
Natural gas futures contracts	Deferred credits and other liabilities-other	$4,178	$6,831
Purchased power contracts	Deferred credits and other liabilities-other	—	73
Interest rate hedge	Interest rate hedge	—	10,944

Total derivatives in a liability position designated as hedging instruments		$4,178	$17,848

The Effect of Derivative Instruments on the Statement of Revenues, Expenses, and Patronage Capital

for the Three Months Ended March 31, 2011 and March 31, 2010

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized within Regulatory Asset/Liability for Derivatives as of March 31,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended March 31,
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Natural gas futures contracts(1)	$(4,257)	$(9,295)	Fuel	$(3,304)	$(1,049)
Renewable energy credit sales	300	—	Operating revenue	—	—
Purchased power contracts	—	—	Purchased power	483	(365)

Total	$(3,957)	$(9,295)		$(2,821)	$(1,414)

(1)

For 2011, includes $78.8 thousand of loss on natural gas futures contracts designated for April 2011 that were physically sold in March 2011 and the impact on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital has been deferred until April 2011. For 2010, includes $77.4 thousand of loss on natural gas futures contracts designated for April 2010 that were physically sold in March 2010 and the impact on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital was deferred until April 2010.

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

5.	Investments

Investments were as follows at March 31, 2011 and December 31, 2010:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)
March 31, 2011

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$41,427	$1,281	$—	$42,708	$42,708
Equity securities	Available for sale	49,422	11,544	(1,785)	59,181	59,181
Cash and other	Available for sale	216	—	—	216	216

Total Nuclear Decommissioning Trust		$91,065	$12,825	$(1,785)	$102,105	$102,105

Lease deposits (2)
Government obligations	Held to maturity	$90,006	$160	$(1,353)	$88,813	$90,006

Total Lease Deposits		$90,006	$160	$(1,353)	$88,813	$90,006

Unrestricted investments (3)
Debt securities	Trading securities	$7,917	$—	$—	$7,917	$7,917
Equity securities	Trading securities	152	—	—	152	152

Total Unrestricted Investments		$8,069	$—	$—	$8,069	$8,069

Other
Equity securities	Available for sale	$78	$7	$—	$85	$85
Non-marketable equity investments (4)	Equity	1,769	—	—	1,769	1,769

Total Other		$1,847	$7	$—	$1,854	$1,854

				Total Carrying Value		$202,034

December 31, 2010

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$41,049	$839	$—	$41,888	$41,888
Equity securities	Available for sale	48,522	9,095	(2,211)	55,406	55,406
Cash and other	Available for sale	237	—	—	237	237

Total Nuclear Decommissioning Trust		$89,808	$9,934	$(2,211)	$97,531	$97,531

Lease deposits (2)
Government obligations	Held to maturity	$89,355	$185	$(405)	$89,135	$89,355

Total Lease Deposits		$89,355	$185	$(405)	$89,135	$89,355

Unrestricted investments(5)
Debt securities	Available for sale	$7,723	$—	$—	$7,723	$7,723
Equity securities	Available for sale	139	—	—	139	139

Total Unrestricted Investments		$7,862	$—	$—	$7,862	$7,862

Other
Equity securities	Available for sale	$78	$2	$—	$80	$80
Non-marketable equity investments (4)	Equity	1,769	—	—	1,769	1,769

Total Other		$1,847	$2	$—	$1,849	$1,849

				Total Carrying Value		$196,597

(1)

Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. Realized and unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability.

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.
(3)	Effective January 1, 2011, we began accounting for ARS as trading securities.
(4)	We believe the carrying value approximates fair value for our equity investments.
(5)

The cost represents investments in ARS with a principal value of $16.8 million. The cost has been written down by $9.0 million due to the fair value adjustment. During 2010, we amortized $3.4 million of the regulatory asset as loss on investment and we have deferred the remaining balance of $5.6 million as a regulatory asset in accordance with Accounting for Regulated Operations. See Note 10 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

Our investments by classification at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011		December 31, 2010
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for sale	$91,143	$102,190	$97,748	$105,473
Held to maturity	90,006	90,006	89,355	89,355
Trading securities	8,069	8,069	—	—
Equity	1,769	1,769	1,769	1,769

	$190,987	$202,034	$188,872	$196,597

6.	Other

Indebtedness

On January 24, 2011, our Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, was terminated as the result of the redemption of $1.0 million of outstanding obligations issued prior to September 1, 2001. Following the redemption of these obligations, the Amended and Restated Indenture, dated as of September 1, 2001 (the “2001 Indenture”), became effective.

On January 26, 2011, we entered into the Second Amended and Restated Indenture of Mortgage and Deed of Trust (the “New Indenture”) with Branch Banking and Trust Company, as trustee, and terminated the 2001 Indenture. The New Indenture subjects substantially all of our real property and tangible personal property and some of our intangible personal property to a lien in favor of the trustee. The obligations outstanding under the New Indenture are secured equally and ratably with all of our other obligations issued under the indenture, including pre-existing obligations issued under the indenture, as previously in effect.

In May 2010, we entered into an interest rate hedge transaction to mitigate a portion of the exposure to fluctuations in long-term interest rates related to the issuance of long-term debt and the refinancing of our $215.0 million 2001 Series A Bonds. On January 21, 2011, we terminated the interest rate hedge in accordance with the terms of the transaction, resulting in a settlement payment of $3.4 million, the fair value of the hedge as of that date. On April 7, 2011, we issued $350.0 million of first mortgage bonds in a private placement. The bonds consist of $90.0 million of 4.83% First Mortgage Bonds, 2011 Series A due December 1, 2040; $165.0 million of 5.54% First Mortgage Bonds, 2011 Series B due December 1, 2040; and $95.0 million of 5.54% First Mortgage Bonds, 2011 Series C due December 1, 2050. The $3.4 million settlement payment related to the interest rate hedge transaction was recorded as a regulatory asset and will be amortized over the life of the long-term debt we issued on April 7, 2011. The proceeds of the issuances will be used to repay our $215.0 million First Mortgage Bonds, 2001 Series A due June 1, 2011 and for general corporate purposes.

Decision not to participate in an additional unit at the North Anna Nuclear Power Station (“North Anna”)

In February 2011, we made the determination not to participate in an additional nuclear-powered generating unit at North Anna as discussed in a press release we issued on February 28, 2011. We are currently working with Virginia Electric and Power Company (“Virginia Power”) on the logistics of our withdrawal as a participant in the project. As of December 31, 2010, we had $21.3 million of construction work in progress related to the potential additional unit at North Anna and had incurred approximately $1.8 million in financing-related costs that were included in deferred charges–other. Through February 2011, we had recorded $23.2 million of construction work in progress related to the potential additional unit at North Anna. As of March 31, 2011, we established a regulatory asset and reclassified the $23.2 million of construction work in progress to the regulatory asset due to the uncertainty of the recovery of these costs from Virginia Power. The $1.8 million in financing-related costs were expensed in the first quarter of 2011 as administrative and general expense. We will continue to incur costs related to the additional unit at North Anna until our withdrawal is finalized. As of March 31, 2011, we have incurred approximately $1.3 million of additional costs since our decision not to participate in the additional unit at North Anna and these costs have been recorded as accounts receivable, as we expect reimbursement from Virginia Power upon the finalization of our withdrawal. These amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates charged to our member distribution cooperatives.

7.	Subsequent Event

On April 13, 2011, our Board of Directors approved an increase to our fuel factor adjustment rate, resulting in an increase to our total energy rate of approximately 0.6%, effective April 1, 2011. This increase was implemented due to the changes in our realized as well as projected energy costs.

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

Critical Accounting Policies

As of March 31, 2011, there have been no significant changes in our critical accounting policies as disclosed in our 2010 Annual Report on Form 10-K. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, accounting for asset retirement obligations, and accounting for derivative contracts.

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

Our financial results for the three months ended March 31, 2011, were significantly impacted by:

•	Acquisition of additional service territory by two of our member distribution cooperatives on June 1, 2010;

•	Our decision not to participate in an additional nuclear-powered generating unit at the North Anna Nuclear Power Station (“North Anna”); and

•	Termination of an interest rate hedge transaction.

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

The formulary rate has three main components: a demand rate, a base energy rate and a fuel factor adjustment rate. The formulary rate identifies the cost components that we can collect through rates, but not the actual amounts to be collected. With limited minor exceptions, we can change our rates periodically to match the costs we have incurred and we expect to incur without seeking FERC approval. For further discussion on our formulary rate, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results – Formulary Rate in our 2010 Annual Report on Form 10-K.

Member Distribution Cooperatives–Acquisition of Additional Service Territory

On June 1, 2010, two of our member distribution cooperatives, Rappahannock Electric Cooperative (“REC”) and Shenandoah Valley Electric Cooperative (“SVEC”), acquired the distribution assets and right to provide electric distribution services to approximately 102,000 customers (meters) previously owned by The Potomac Edison Company in Virginia (“Potomac Edison”). On December 31, 2010, SVEC sold the distribution assets and rights to provide electric distribution services to approximately 2,500 customers (meters) in West Virginia. We estimate that in the aggregate, REC’s and SVEC’s acquisitions, net of the disposition noted above, will increase our megawatt hour (“MWh”) and megawatt (“MW”) sales to our member distribution cooperatives by approximately 35% to 40% on an annualized basis.

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

In accordance with our load acquisition policy, we are paying a transition fee to REC and to SVEC that represents a portion of the projected power cost savings related to these acquisitions. The aggregate transition fee totals approximately $66.7 million; approximately $3.2 million was recorded for the three months ended March 31, 2011, and approximately $10.6 million of the $66.7 million has been paid to date. The transition fee is reflected as a credit on the monthly power invoices to REC and SVEC over 48 months as a reduction in sales and is being collected from our member distribution cooperatives through our formulary rate.

Power Supply Resources

We provide power to our members through a combination of our interests in the Clover Power Station (“Clover”), a coal-fired generating facility; North Anna; our three combustion turbine facilities - Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot purchases of power in the open market. Our power supply resources for the three months ended March 31, 2011and 2010, were as follows:

	Three Months Ended March 31,
	2011		2010
	(in MWh and percentages)
Generated:
Clover	788,875	22.0%	860,424	34.2%
North Anna	475,314	13.3	429,729	17.1
Louisa	11,421	0.3	9,777	0.4
Marsh Run	26,613	0.7	12,792	0.5
Rock Springs	—	—	1,415	—
Distributed Generation	2	—	2	—

Total Generated	1,302,225	36.3	1,314,139	52.2
Purchased:
Other than renewable	2,147,279	59.8	1,166,842	46.4
Renewable (1)	138,544	3.9	34,291	1.4

Total Purchased	2,285,823	63.7	1,201,133	47.8

Total Available Energy	3,588,048	100.0%	2,515,272	100.0%

(1)	Related to our contracts from renewable facilities for which we purchase renewable energy credits.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our baseload generating facilities, Clover and North Anna. Baseload generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-fired facilities have relatively low variable costs, as compared to combustion turbine facilities such as Louisa, Marsh Run and Rock Springs. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they are more expensive to operate and, as a result, we operate them only when the market price of energy makes their operation economical or when their operation is required by PJM Interconnection, LLC (“PJM”) for system reliability purposes. For further discussion on PJM, see Item 1 Business – Power Supply Resources – PJM in our 2010 Annual Report on Form 10-K. Owners of power plants incur the fixed costs of these facilities whether or not the units operate.

Our generating facilities are under dispatch control of PJM. Typically, nuclear facilities are almost always dispatched and coal-fired facilities are dispatched based upon economic factors including the market price of energy. The operational availability of Clover for the three months ended March 31, 2011 and 2010, was as follows:

	Clover Three Months Ended March 31,
	2011	2010
Unit 1	100.0%	99.5%
Unit 2	96.3	99.9
Combined	98.2	99.7

The output of Clover and North Anna for the three months ended March 31, 2011 and 2010, as a percentage of the maximum net dependable capacity rating of the facilities, was as follows:

	Clover		North Anna
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Unit 1	86.1%	91.8%	101.5%	101.4%
Unit 2	82.5	91.6	102.7	88.6
Combined	84.3	91.7	102.1	95.0

The scheduled maintenance outages and unscheduled outages for Clover for the three months ended March 31, 2011 and 2010, were as follows:

	Scheduled Outages		Unscheduled Outages
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
	(in days)		(in days)
Unit 1	—	—	—	0.1
Unit 2	—	—	3.4	0.4

Combined	—	—	3.4	0.5

The scheduled maintenance and refueling outages and unscheduled outages for North Anna for the three months ended March 31, 2011 and 2010, were as follows:

	Scheduled Outages		Unscheduled Outages
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
	(in days)		(in days)
Unit 1	—	—	—	—
Unit 2	—	11.0	—	—

Combined	—	11.0	—	—

During the three months ended March 31, 2011 and 2010, the operational availability of our Louisa, Marsh Run, and Rock Springs combustion turbine facilities was as follows:

	Three Months Ended March 31,
	2011	2010
Louisa	98.2%	100.0%
Marsh Run	96.1	100.0
Rock Springs	100.0	99.1

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

Results of Operations

Operating Revenues

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three months ended March 31, 2011 and 2010, were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Base energy revenues	$59,390	$44,213
Fuel factor adjustment revenues	87,570	68,996

Total energy revenues	146,960	113,209
Demand (capacity) revenues	78,971	61,827

Total revenues from sales to member distribution cooperatives	225,931	175,036
Non-members	6,164	621

Total operating revenues	$232,095	$175,657

Average costs to member distribution cooperatives (per MWh)	$67.44	$70.70

Our energy sales in megawatt hours (“MWh”) to our member distribution cooperatives and non-members for the three months ended March 31, 2011 and 2010, were as follows:

	Energy and Demand Sales Volume Three Months Ended March 31,
	2011	2010
	(in MWh)
Energy sales to:
Member distribution cooperatives	3,350,082	2,475,681
Non-members	175,901	19,404

Total energy sales	3,525,983	2,495,085

	(in MW)
Demand sales to Member distribution cooperatives	6,642	4,821

In 2011, our energy sales in MWh and demand sales in MW to our member distribution cooperatives were 35.3% and 37.8% higher, respectively, as compared to 2010, primarily as a result of the service territory acquisition by two of our member distribution cooperatives as of June 1, 2010. The additional service territory increased our energy and demand sales to our member distribution cooperatives approximately 34.5% and 35.1%, respectively, in 2011.

In 2011, our energy sales in MWh to non-members were 806.5% higher as compared to 2010. Sales to non-members consist of sales of excess purchased and generated energy.

In 2011, total revenues from sales to our member distribution cooperatives increased $50.9 million, or 29.1%, as compared to 2010. The increase in total revenues is related to the additional service territory, partially offset by a 4.1% decrease in our total energy rate (our total energy rate includes our base energy rate and our fuel factor adjustment rate).

In 2011, the capacity costs we incurred, and thus the capacity-related revenues we reflected, were 27.7% higher as compared to 2010, primarily due an increase in the amount of capacity we purchased. The increased amount of purchased capacity was primarily related to the additional service territory.

In 2011, our average cost per MWh to member distribution cooperatives decreased $3.26 per MWh, or 4.6%, as compared to 2010, as a result of the decrease in our total energy rate and a greater increase in the MWh volume as compared to the increase in demand revenues.

Non-member revenue increased $5.5 million, or 892.6%, in 2011 as compared to 2010 due to an 806.5% increase in the volume of excess energy sales and an increase in the average price.

Operating Expenses

The following is a summary of the components of our operating expenses for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Fuel	$35,215	$28,423
Purchased power	161,259	91,524
Deferred energy	(11,562)	8,071
Operations and maintenance	8,276	8,898
Administrative and general	10,030	12,605
Depreciation, amortization and decommissioning	10,331	10,334
Amortization of regulatory asset/(liability), net	1,084	967
Accretion of asset retirement obligations	885	809
Taxes, other than income taxes	2,227	2,081

Total Operating Expenses	$217,745	$163,712

Our operating expenses are comprised of the costs that we incur to generate and purchase power to meet the needs of our member distribution cooperatives, and the costs associated with any sales of power to non-members. Our energy costs generally are variable and include fuel expense as well as the energy portion of our purchased power expense. Our capacity or demand costs generally are fixed and include depreciation, amortization, and decommissioning expenses, as well as the capacity portion of our purchased power expense. Additionally, all non-operating expenses and income items, including interest charges and investment income, are components of our capacity costs. See “Factors Affecting Results—Formulary Rate.”

In 2011, total operating expenses increased $54.0 million, or 33.0%, as compared to 2010, primarily due to increases in purchased power and fuel expenses partially offset by the decrease in deferred energy expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased $69.7 million, or 76.2%, due to a 90.3% increase in the volume of purchased power primarily due to the acquisition of the additional service territory partially offset by a 7.4% decrease in the average cost of purchased power.

•	Fuel expense increased $6.8 million, or 23.9%, primarily due to the increase in the average price of natural gas and coal.

•

Deferred energy expense decreased $19.6 million, or 243.3%. During 2011, we under-collected $11.6 million in energy costs; whereas in 2010, we over-collected $8.1 million in energy costs. Our deferred energy balance was a net over-collection of energy costs of $45.4 million at December 31, 2010, as compared to a net over-collection of energy costs of $33.8 million at March 31, 2011.

Other Items

Amortization of Loss on Auction Rate Securities Recorded as a Regulatory Asset

As of December 31, 2010, we had an unrealized loss of $5.6 million related to the decline in the fair value of five securities, all of which were originally issued as auction rate securities and one of which has converted to preferred stock (“ARS”), which was recorded as a regulatory asset in accordance with Accounting for Regulated Operations. In 2011, we amortized $1.4 million of this regulatory asset which was recorded as loss on investments. See “Liquidity and Capital Resources—Auction Rate Securities and Related Preferred Stock” below.

Gain on Investment

In 2011, we had a gain of $0.2 million related to the increase in the fair value of the ARS which was recorded as gain on investments. See “Liquidity and Capital Resources—Auction Rate Securities and Related Preferred Stock” below.

Investment Income

Investment income increased in 2011 by $0.1 million, or 6.9%, primarily due to slightly higher investment balances.

Interest Charges, Net

The primary factors affecting our interest charges, net are scheduled payments of principal on our indebtedness, interest related to the Norfolk Southern Railway Company (“Norfolk Southern”) settlement, interest charges related to our credit facilities, and capitalized interest. We settled our dispute with Norfolk Southern in 2009. The major components of interest charges, net for the three months ended March 31, 2011 and 2010, were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Interest expense on long-term debt	$(11,248)	$(11,579)
Interest charges related to Norfolk Southern	—	1,261
Other	(692)	(632)

Total Interest Charges	(11,940)	(10,950)
Allowance for borrowed funds used during construction	245	312

Interest Charges, net	$(11,695)	$(10,638)

In 2011, interest charges, net increased $1.1 million, or 9.9%, as compared to 2010. In 2010, interest charges, net were lower due to the amortization of the regulatory liability related to settlement of our dispute with Norfolk Southern. This was fully amortized by December 31, 2010.

Net Margin

In 2011, our net margin, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased $0.2 million, or 9.0%, as compared to 2010 due to higher interest charges.

Financial Condition

The principal changes in our financial condition from December 31, 2010 to March 31, 2011, were caused by decreases in long-term debt due within one year (offset by increases in long-term debt), accounts receivable–members, accounts payable, accounts payable–members, construction work in progress, accounts receivable, deferred energy, and interest rate hedge, partially offset by increases in long-term debt, accrued expenses and regulatory assets.

•

Long-term debt due within one year decreased $216.0 million primarily due to the reclassification of the $215.0 million maturity of our 2001 Series A Bonds on June 1, 2011 from long-term debt due within one year to long-term debt. On April 7, 2011, we issued $350.0 million of debt which will provide funding to repay the maturing debt.

•	Accounts receivable–members decreased $53.9 million as a result of lower sales to members in March 2011 as compared to December 2010 and a $3.7 million decrease in member extension balances.

•	Accounts payable decreased $40.2 million due to decreased natural gas and purchased power requirements in March 2011 as compared to December 2010.

•

Accounts payable–members decreased $26.9 million due to the $16.2 million decrease in member prepayments and the $10.7 million decrease in the margin stabilization adjustment as compared to December 2010.

•	Accounts receivable decreased $20.2 million related to decreased sales of excess power to non-members in March 2011 as compared to December 2010.

•

Construction work in progress decreased $19.7 million due to the reclassification of $23.2 million of costs, of which $1.9 million was incurred in 2011, to a regulatory asset. See “Decision not to participate in an additional unit at North Anna” below.

•	Deferred energy decreased $11.6 million as a result of the under-collection of our energy costs in 2011.

•

Interest rate hedge decreased $10.9 million. On January 21, 2011, we terminated our interest rate hedge in accordance with the terms of the transaction. See “Liquidity and Capital Resources–Interest Rate Hedge” below.

•	Accrued expenses increased $12.2 million primarily as a result of increased interest payable related to our long-term debt.

•

Regulatory assets increased $9.8 million as a result of the establishment of a $23.2 million regulatory asset to recover construction work in progress we incurred prior to our decision not to participate in the development and ownership of the additional nuclear unit at North Anna, partially offset by the decrease of $10.9 million related to the termination of the interest rate hedge transaction. See “Liquidity and Capital Resources–Interest Rate Hedge” below.

Decision Not to Participate in an Additional Unit at North Anna

In February 2011, we made the determination not to participate in an additional nuclear-powered generating unit at North Anna as discussed in a press release we issued on February 28, 2011. We are currently working with Virginia Electric and Power Company (“Virginia Power”) on the logistics of our withdrawal as a participant in the project. As of December 31, 2010, we had $21.3 million of construction work in progress related to the potential additional unit at North Anna and had incurred approximately $1.8 million in financing-related costs that were included in deferred charges–other. Through February 2011, we had recorded $23.2 million of construction work in progress related to the potential additional unit at North Anna. As of March 31, 2011, we established a regulatory asset and reclassified the $23.2 million of construction work in progress to the regulatory asset due to the uncertainty of the recovery of these costs from Virginia Power. The $1.8 million in financing-related costs were expensed in the first quarter of 2011 as administrative and general expense. We will continue to incur costs related to the additional unit at North Anna until our withdrawal is finalized. As of March 31, 2011, we have incurred approximately $1.3 million of additional costs since our decision not to participate in the additional unit at North Anna and these costs have been recorded as accounts receivable, as we expect reimbursement from Virginia Power upon the finalization of our withdrawal. These amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates charged to our member distribution cooperatives.

Liquidity and Capital Resources

Sources

Cash generated by our operations and periodically, borrowings under our credit facilities provide our sources of liquidity and capital. In the past, we have also issued long-term indebtedness in the capital markets.

Operations

Historically, our operating cash flows generally have been sufficient to meet our short- and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. During the first three months of 2011 and 2010, our operating activities provided cash flows of $22.8 million and $40.6 million, respectively. Operating activities in 2011 were primarily impacted by the following:

•	Current assets changed $72.4 million primarily due to the $53.9 million decrease in accounts receivable–members and the $20.2 million decrease in accounts receivable.

•

Current liabilities changed by $54.9 million primarily due to the $40.2 million decrease in accounts payable and the $26.9 million decrease in accounts payable–members, partially offset by the $12.2 million increase in accrued expenses.

Auction Rate Securities and Related Preferred Stock

As of March 31, 2011 and December 31, 2010, we had $16.8 million of principal invested in ARS. The estimated fair value of our ARS was $8.1 million and $7.9 million as of March 31, 2011 and December 31, 2010, respectively.

ARS pay variable rates of interest which reset periodically in connection with the auction to purchase or sell the securities. Generally, the periodic auctions provide owners of ARS the opportunity to liquidate their investment at par value. In the event auctions are not fully subscribed, which auction agents describe as failed auctions, these securities are typically illiquid, as is the case with our ARS.

In the absence of liquidity provided by auctions, we rely on a third party to establish the estimated fair values of our ARS. The estimated fair values of our ARS are determined with a valuation model that utilizes expected cash flow streams, assessments of credit quality, discount rates, and overall credit market liquidity, among other things.

The following represents changes in our ARS for the three months ended March 31, 2011:

	Principal	Fair Value	Regulatory Asset (3)(4)	Realized Loss	Unrealized Gain
	(in thousands)
ARS at December 31, 2010 (1)	$16,820	$7,862	$5,575	$—	$—
Change in fair value (2)	—	207	—	—	(207)
Amortization of regulatory asset (3)(4)	—	—	(1,394)	1,394	—

ARS at March 31, 2011 (1)(2)(3)	$16,820	$8,069	$4,181	$1,394	$(207)

(1)

Recorded on our Condensed Consolidated Balance Sheet in investments–unrestricted investments and other, and classified as available for sale at December 31, 2010 and as trading securities at March 31, 2011.

(2)	Beginning in 2011, the change in fair value is recorded in other expense, net in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital.
(3)	Recorded as realized loss in other expense, net in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital.
(4)	Amortization of regulatory asset began in 2010 and the remaining balance of the regulatory asset will be amortized and recorded as a realized loss in 2011.

We accounted for the difference between the principal of our ARS and the estimated fair value of our ARS as a regulatory asset in accordance with Accounting for Regulated Operations through 2010. In 2010, we began amortizing the regulatory asset which resulted in a recognized loss of $3.4 million. The remaining balance in the regulatory asset, $5.6 million, will be amortized in 2011 and $1.4 million was amortized during the three months ended March 31, 2011. Beginning in 2011, we classified the ARS as trading securities and began recording the change in fair value in other expense, net in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital. The estimated fair value of our ARS are included in investments–unrestricted investments and other on our Consolidated Balance Sheet and are classified as trading securities.

Credit Facilities

In addition to liquidity from our operating activities, we currently maintain a total of $410.0 million in unsecured committed credit facilities to cover our short-term and medium-term funding needs. At March 31, 2011, we did not have any short-term borrowings outstanding and at December 31, 2010, we had $7.0 million of short-term borrowings outstanding. We expect that we will renew the majority of these credit facilities as they expire.

As of March 31, 2011, our credit facilities were as follows:

Lender	Amount	Expiration Date
	(in millions)
Branch Banking and Trust Company	$25.0	May 31, 2011 (1)
National Rural Utilities Cooperative Finance Corp.	75.0	April 15, 2012
JPMorgan Chase Bank, National Association	70.0	June 1, 2012
Wells Fargo Bank, N.A.	70.0	August 31, 2012
CoBank, ACB	100.0	June 18, 2013
Bank of America, N.A.	70.0	November 5, 2013

	$410.0

(1)	We are currently in the process of renewing this facility.

Financings

We fund the portion of our capital expenditures that we are not able to supply from operations through financings in the debt capital markets. Since 1983, these capital expenditures have consisted primarily of the costs related to the acquisition of our interest in North Anna, our share of the costs to construct Clover, and the development and construction of our three combustion turbine facilities. In the second quarter of 2011, we issued $350.0 million of long-term debt to refinance the $215.0 million of Series A Bonds due June 1, 2011 and for general corporate purposes.

On January 24, 2011, our Indenture of Mortgage and Deed of Trust, dated as of May 1, 1992, was terminated as the result of the redemption of $1.0 million of outstanding obligations issued prior to September 1, 2001. Following the redemption of these obligations, the Amended and Restated Indenture, dated as of September 1, 2001 (the “2001 Indenture”), became effective.

On January 26, 2011, we entered into the Second Amended and Restated Indenture of Mortgage and Deed of Trust (the “New Indenture”) with Branch Banking and Trust Company, as trustee, and terminated the 2001 Indenture. The New Indenture subjects substantially all of our real property and tangible personal property and some of our intangible personal property to a lien in favor of the trustee. The obligations outstanding under the New Indenture are secured equally and ratably with all of our other obligations issued under the indenture, including pre-existing obligations issued under the indenture, as previously in effect.

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

Interest Rate Hedge

We are exposed to fluctuations in long-term interest rates related to the issuance of long-term debt and the refinancing of our $215.0 million 2001 Series A Bonds. To mitigate a portion of this exposure, on May 14, 2010, we entered into an interest rate hedge. At December 31, 2010, the fair value of this interest rate hedge was a $10.9 million liability, which was recorded as a current liability on our balance sheet. On January 21, 2011, we terminated the interest rate hedge in accordance with the terms of the transaction, resulting in a settlement payment of $3.4 million, the fair value of the hedge as of that date. The settlement payment will be amortized over the life of the long-term debt we issued on April 7, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2011.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our 2010 Annual Report on Form 10-K, which could affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 11, 2011	/s/ Robert L. Kees
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