Form 10-Q
period 2011-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2011-08-10
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,631,601	$1,627,643
Less accumulated depreciation	(677,017)	(663,871)

	954,584	963,772
Nuclear fuel, at amortized cost	16,866	20,872
Construction work in progress	36,374	52,760

Net Electric Plant	1,007,824	1,037,404

Investments:
Nuclear decommissioning trust	103,457	97,531
Lease deposits	90,666	89,355
Unrestricted investments and other	21,579	9,711

Total Investments	215,702	196,597

Current Assets:
Cash and cash equivalents	110,478	4,391
Accounts receivable	7,058	23,495
Accounts receivable–deposits	6,400	3,000
Accounts receivable–members	76,532	98,423
Fuel, materials, and supplies	43,560	35,798
Prepayments and other	2,523	3,438

Total Current Assets	246,551	168,545

Deferred Charges:
Regulatory assets	100,947	93,199
Other	13,243	16,690

Total Deferred Charges	114,190	109,889

Total Assets	$1,584,267	$1,512,435

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$345,121	$339,678
Non-controlling interest	13,126	13,166

Total Patronage capital and Non-controlling interest	358,247	352,844
Long-term debt	794,420	449,798

Total Capitalization	1,152,667	802,642

Current Liabilities:
Long-term debt due within one year	28,292	238,917
Revolving credit facilities	—	7,043
Accounts payable	64,902	91,686
Accounts payable–members	66,118	76,458
Interest rate hedge	—	10,944
Accrued expenses	6,685	4,606
Deferred energy	32,465	45,377

Total Current Liabilities	198,462	475,031

Deferred Credits and Other Liabilities:
Asset retirement obligations	69,647	67,876
Obligations under long-term leases	67,041	64,801
Regulatory liabilities	85,447	87,406
Other	11,003	14,679

Total Deferred Credits and Other Liabilities	233,138	234,762

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,584,267	$1,512,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating Revenues	$219,052	$184,063	$451,147	$359,720

Operating Expenses:
Fuel	26,901	39,829	62,116	68,252
Purchased power	145,025	92,433	306,284	183,957
Deferred energy	(1,350)	5,680	(12,912)	13,751
Operations and maintenance	8,411	9,463	16,687	18,361
Administrative and general	9,920	10,184	19,950	22,789
Depreciation, amortization, and decommissioning	10,369	10,343	20,700	20,677
Amortization of regulatory asset/(liability), net	1,127	732	2,211	1,699
Accretion of asset retirement obligations	885	842	1,770	1,651
Taxes, other than income taxes	2,191	2,229	4,418	4,310

Total Operating Expenses	203,479	171,735	421,224	335,447

Operating Margin	15,573	12,328	29,923	24,273

Other income (expense), net	1,134	(429)	(547)	(871)
Investment income	1,428	1,051	2,813	2,347
Interest charges, net	(15,101)	(10,570)	(26,796)	(21,208)
Income taxes	5	1	10	7

Net Margin including Non-controlling Interest	3,039	2,381	5,403	4,548
Non-controlling Interest	16	2	40	26

Net Margin attributable to ODEC	3,055	2,383	5,443	4,574
Patronage Capital - Beginning of Period	342,066	331,711	339,678	329,520

Patronage Capital - End of Period	$345,121	$334,094	$345,121	$334,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Operating Activities:
Net Margin including Non-controlling Interest	$5,403	$4,548
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation, amortization, and decommissioning	20,700	20,677
Other non-cash charges	6,076	5,033
Amortization of lease obligations	2,240	2,093
Interest on lease deposits	(1,311)	(1,281)
Change in current assets	28,081	(12,635)
Change in deferred energy	(12,912)	13,751
Change in current liabilities	(35,045)	74,924
Change in regulatory assets and liabilities	(3,578)	(6,259)
Change in deferred charges and credits	2,649	2,717

Net Cash Provided by Operating Activities	12,303	103,568

Financing Activities:
Issuance of long-term debt	350,000	—
Debt issuance costs	(2,342)	—
Payment of long-term debt	(216,000)	—
Draws on revolving credit facilities	52,257	84,632
Repayments on revolving credit facilities	(59,300)	(111,586)

Net Cash Provided by (Used for) Financing Activities	124,615	(26,954)

Investing Activities:
Purchase of held to maturity securities	(65,661)	—
Proceeds from held to maturity securities	56,607	—
Proceeds from sale of trading securities	418	—
Increase in other investments	(2,560)	(1,940)
Electric plant additions	(19,201)	(40,724)
Amortization of loss on auction rate securities recorded as a regulatory asset	2,788	—
Gain on investments	(3,222)	—

Net Cash Used for Investing Activities	(30,831)	(42,664)

Net Change in Cash and Cash Equivalents	106,087	33,950
Cash and Cash Equivalents - Beginning of Period	4,391	6,278

Cash and Cash Equivalents - End of Period	$110,478	$40,228

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2011, and our consolidated results of operations, and cash flows for the three and six months ended June 30, 2011 and 2010. The consolidated results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Presentation

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“ODEC” or “we” or “our”) and TEC Trading, Inc. (“TEC”). We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net consolidated assets were $13.1 million and $13.2 million at June 30, 2011, and December 31, 2010, respectively. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, and December 31, 2010:

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$103,457	$103,457	$—	$—
Unrestricted investments and other (2)(3)	10,752	85	—	10,667
Derivatives – renewable energy credit sales	126	—	126	—

Total Financial Assets	$114,335	$103,542	$126	$10,667

Derivatives – gas and power (4)	$3,876	$3,876	$—	$—

Total Financial Liabilities	$3,876	$3,876	$—	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$97,531	$97,531	$—	$—
Unrestricted investments and other (2)(3)	7,942	80	—	7,862
Derivatives – renewable energy credit sales	257	—	257	—

Total Financial Assets	$105,730	$97,611	$257	$7,862

Derivatives – gas and power (4)	$6,904	$6,831	$73	$—
Derivative – interest rate hedge (5)	10,944	—	10,944	—

Total Financial Liabilities	$17,848	$6,831	$11,017	$—

(1)	For additional information about our nuclear decommissioning trust see Note 5 below.
(2)	Unrestricted investments and other includes investments that were available for sale and classified as Level 1 related to equity securities.
(3)

Unrestricted investments and other includes investments that were classified as Level 3 and were trading securities as of June 30, 2011, and were available for sale as of December 31, 2010. As of December 31, 2010, we owned five auction rate securities and preferred stock (“ARS”) and during the second quarter of 2011, we sold one ARS and recognized a gain of $0.3 million, which was recorded as gain on investments in other income (expense), net, in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital. For the three and six months ended June 30, 2011, we had an unrealized gain of $2.7 million and $2.9 million, respectively, related to the increase in the fair value of the ARS which was recorded as gain on investments in other income (expense), net, in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital. As of December 31, 2010, we had an unrealized loss of $5.6 million related to the decline in the fair value of our ARS which was recorded as a regulatory asset in accordance with Accounting for Regulated Operations. For the three and six months ended June 30, 2011, we amortized $1.4 million and $2.8 million, respectively, of this regulatory asset which was recorded as loss on investments in other income (expense), net, in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital. For additional information, see Note 5 below and Note 10 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

(4)

Derivatives - gas and power represents natural gas futures contracts and purchased power contracts. For additional information about our derivative financial instruments, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

(5)

Derivative - interest rate hedge represents the fair value of the interest rate hedge. On May 14, 2010, we entered into an interest rate hedge with an initial notional amount of $300.0 million and a settlement rate tied to the 30-year U.S. Treasury bond. At December 31, 2010, the fair value of this interest rate hedge was a liability of $10.9 million, which is recorded on our balance sheet as a current liability. On January 21, 2011, we terminated the interest rate hedge in accordance with the terms of the transaction, resulting in a settlement payment of $3.4 million, the fair value of the hedge as of that date. The $3.4 million is recorded as a regulatory asset and will be amortized over the life of the long-term debt we issued on April 7, 2011.

The following table presents the net change in the assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the six months ended June 30, 2011:

Six Months Ended June 30, 2011
(in thousands)
Balance as of January 1, 2011	$7,862
Total realized and unrealized gains:
Included in other income (expense), net	3,223
Purchases, sales, issuances, and settlements	(418)
Transfers out of Level 3	—

Balance as of June 30, 2011	$10,667

The unrealized gain (change in fair value) was reported in other income (expense), net, in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital.

In July 2011, we sold two of the remaining four ARS for $7.2 million, which approximated fair value as of June 30, 2011.

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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of June 30, 2011 Quantity	As of December 31, 2010 Quantity
Natural gas	MMBTU	4,020,000	4,610,000
Purchased power	MWh	—	161,632
Renewable energy credits	REC	70,000	40,000
Interest rate hedge	US Dollars	—	300,000,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

Fair Value of Derivative Instruments

		Fair Value
	Balance Sheet Location	As of June 30, 2011	As of December 31, 2010
		(in thousands)
Derivatives in an asset position designated as hedging instruments:

Renewable energy credit sales	Prepayments and other	$126	$257

Total derivatives in an asset position designated as hedging instruments		$126	$257

Derivatives in a liability position designated as hedging instruments:

Natural gas futures contracts	Deferred credits and other liabilities-other	$3,876	$6,831
Purchased power contracts	Deferred credits and other liabilities-other	—	73
Interest rate hedge	Interest rate hedge	—	10,944

Total derivatives in a liability position designated as hedging instruments		$3,876	$17,848

The Effect of Derivative Instruments on the Statement of Revenues, Expenses, and Patronage Capital

for the Three and Six Months Ended June 30, 2011 and 2010

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability as of June 30,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended June 30,		Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Six Months Ended June 30,
	2011	2010		2011	2010	2011	2010
	(in thousands)			(in thousands)		(in thousands)
Natural gas futures contracts (1)	$(4,777)	$(8,551)	Fuel/Purchased power	$(249)	$(391)	$(3,553)	$(1,440)
Renewable energy credit sales	126	382	Operating revenue	—	—	—	—
Purchased power contracts	—	—	Purchased power	56	—	539	(365)
Purchased power – excess sales (2)	—	697	Operating revenue	—	—	—	—
Interest rate hedge	—	(21,191)	Interest charges, net	—	—	—	—

Total	$(4,651)	$(28,663)		$(193)	$(391)	$(3,014)	$(1,805)

(1)

For 2011, includes $901 thousand of loss on natural gas futures contracts designated for July 2011 that were physically sold in June 2011 and the impact on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital has been deferred until July 2011. For 2010, includes $852 thousand of loss on natural gas futures contracts designated for July 2010 that were physically sold in June 2010 and the impact on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital was deferred until July 2010.

(2)

For 2010, includes option premium of $619 thousand related to July and August 2010 sales and the impact on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital was deferred until July and August 2010.

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

5.	Investments

Investments were as follows at June 30, 2011 and December 31, 2010:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)
June 30, 2011

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$41,788	$1,837	$—	$43,625	$43,625
Equity securities	Available for sale	50,376	10,638	(1,382)	59,632	59,632
Cash and other	Available for sale	200	—	—	200	200

Total Nuclear Decommissioning Trust		$92,364	$12,475	$(1,382)	$103,457	$103,457

Lease deposits (2)
Government obligations	Held to maturity	$90,666	$1,738	$—	$92,404	$90,666

Total Lease Deposits		$90,666	$1,738	$—	$92,404	$90,666

Unrestricted investments
Debt securities (3)	Trading securities	$10,667	$—	$—	$10,667	$10,667
Government obligations	Held to maturity	9,058	1	—	9,059	9,058

Total Unrestricted Investments		$19,725	$1	$—	$19,726	$19,725

Other
Equity securities	Available for sale	$78	$7	$—	$85	$85
Non-marketable equity investments (4)	Equity	1,769	—	—	1,769	1,769

Total Other		$1,847	$7	$—	$1,854	$1,854

				Total Carrying Value		$215,702

December 31, 2010

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$41,049	$839	$—	$41,888	$41,888
Equity securities	Available for sale	48,522	9,095	(2,211)	55,406	55,406
Cash and other	Available for sale	237	—	—	237	237

Total Nuclear Decommissioning Trust		$89,808	$9,934	$(2,211)	$97,531	$97,531

Lease deposits (2)
Government obligations	Held to maturity	$89,355	$185	$(405)	$89,135	$89,355

Total Lease Deposits		$89,355	$185	$(405)	$89,135	$89,355

Unrestricted investments(5)
Debt securities	Available for sale	$7,723	$—	$—	$7,723	$7,723
Equity securities	Available for sale	139	—	—	139	139

Total Unrestricted Investments		$7,862	$—	$—	$7,862	$7,862

Other
Equity securities	Available for sale	$78	$2	$—	$80	$80
Non-marketable equity investments (4)	Equity	1,769	—	—	1,769	1,769

Total Other		$1,847	$2	$—	$1,849	$1,849

				Total Carrying Value		$196,597

(1)

Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of the North Anna Nuclear Power Station (“North Anna”). See Note 3 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. Realized and unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability.

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

Our investments by classification at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011		December 31, 2010
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for sale	$92,442	$103,542	$97,748	$105,473
Held to maturity	99,724	99,724	89,355	89,355
Trading securities	10,667	10,667	—	—
Equity	1,769	1,769	1,769	1,769

	$204,602	$215,702	$188,872	$196,597

Contractual maturities of unrestricted debt securities at June 30, 2011, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for Sale	$—	$—	$—	$—	$—
Held to Maturity	9,058	—	—	—	9,058

	$9,058	$—	$—	$—	$9,058

The contractual maturities of our restricted debt securities related to our nuclear decommissioning trust have not been disclosed because all maturities are prior to the estimated decommissioning date and the contractual maturities of our restricted debt securities related to our lease deposits have not been disclosed because all maturities are concurrent with the transaction maturity date.

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

In May 2010, we entered into an interest rate hedge transaction to mitigate a portion of the exposure to fluctuations in long-term interest rates related to the issuance of long-term debt. On January 21, 2011, we terminated the interest rate hedge in accordance with the terms of the transaction, resulting in a settlement payment of $3.4 million, the fair value of the hedge as of that date. On April 7, 2011, we issued $350.0 million of first mortgage bonds in a private placement. The bonds consist of $90.0 million of 4.83% First Mortgage Bonds, 2011 Series A due December 1, 2040; $165.0 million of 5.54% First Mortgage Bonds, 2011 Series B due December 1, 2040; and $95.0 million of 5.54% First Mortgage Bonds, 2011 Series C due December 1, 2050. The $3.4 million settlement payment related to the interest rate hedge transaction was recorded as a regulatory asset and will be amortized over the life of the long-term debt we issued on April 7, 2011. A portion of the proceeds of the issuance was used to repay our $215.0 million First Mortgage Bonds, 2001 Series A due June 1, 2011. The remainder of the proceeds will be used for general corporate purposes.

Decision not to participate in an additional unit at the North Anna Nuclear Power Station (“North Anna”)

In February 2011, we made the determination not to participate in an additional nuclear-powered generating unit at North Anna as discussed in a press release we issued on February 28, 2011. We are currently working with Virginia

Electric and Power Company (“Virginia Power”) on the logistics of our withdrawal as a participant in the project. As of December 31, 2010, we had $21.3 million of construction work in progress related to the potential additional unit at North Anna and had incurred approximately $1.8 million in financing-related costs that were included in deferred charges–other. Through February 2011, we had recorded $23.2 million of construction work in progress related to the potential additional unit at North Anna. As of March 31, 2011, we established a regulatory asset and reclassified the $23.2 million of construction work in progress to the regulatory asset due to the uncertainty of the recovery of these costs from Virginia Power. The $1.8 million in financing-related costs were expensed in the first quarter of 2011 as administrative and general expense. We will continue to incur costs related to the additional unit at North Anna until our withdrawal is finalized. As of June 30, 2011, we have incurred approximately $6.0 million of additional costs since our decision not to participate in the additional unit at North Anna and these costs have been recorded as accounts receivable, as we expect reimbursement from Virginia Power upon the finalization of our withdrawal. These amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates charged to our member distribution cooperatives.

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

Critical Accounting Policies

As of June 30, 2011, there have been no significant changes in our critical accounting policies as disclosed in our 2010 Annual Report on Form 10-K. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, accounting for asset retirement obligations, and accounting for derivative contracts.

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

Our financial results for the three and six months ended June 30, 2011, were significantly impacted by:

•	Acquisition of additional service territory by two of our member distribution cooperatives on June 1, 2010;

•	Economic dispatch of the Clover Power Station (“Clover”) and our combustion turbine facilities;

•	Our decision not to participate in an additional nuclear-powered generating unit at the North Anna Nuclear Power Station (“North Anna”);

•	Issuance of $350.0 million of long-term debt partially offset by the maturity of $216.0 million of long-term debt; and

•	Termination of an interest rate hedge transaction.

Factors Affecting Results

Formulary Rate

Our power sales are comprised of two products – energy and capacity (also referred to as demand). Energy is the physical electricity delivered through transmission and distribution facilities to customers. We must have sufficient committed energy available to us for delivery to our member distribution cooperatives to meet their maximum energy needs at any time, with limited exceptions. This committed available energy is referred to as capacity (demand).

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

In accordance with the wholesale power contracts between ODEC and its member distribution cooperatives, ODEC is serving the additional power requirements resulting from REC’s and SVEC’s acquisitions. We were not a party to the acquisition transactions; however, we assumed power supply contracts previously entered into by Potomac Edison for the service territory to serve the load of these customers. These contracts expired on June 30, 2011.

In accordance with our load acquisition policy, we are paying a transition fee to REC and to SVEC that represents a portion of the projected power cost savings related to these acquisitions. The aggregate transition fee totals approximately $66.7 million; approximately $3.7 million and $6.9 million was recorded for the three and six months ended June 30, 2011, respectively, and approximately $14.3 million of the $66.7 million has been paid to date. The transition fee is reflected as a credit on the monthly power invoices to REC and SVEC over 48 months as a reduction in sales and is being collected from our member distribution cooperatives through our formulary rate.

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna; our three combustion turbine facilities - Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot purchases of power in the open market. Our power supply resources for the three and six months ended June 30, 2011 and 2010, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	600,728	18.6%	757,151	28.0%	1,389,603	20.4%	1,617,575	31.0%
North Anna	478,994	14.8	366,518	13.6	954,308	14.0	796,247	15.3
Louisa	34,928	1.1	95,874	3.5	46,349	0.7	105,651	2.0
Marsh Run	37,137	1.2	137,936	5.1	63,750	0.9	150,728	2.9
Rock Springs	30,216	0.9	52,864	2.0	30,216	0.4	54,279	1.0
Distributed Generation	209	—	337	—	211	—	339	—

Total Generated	1,182,212	36.6	1,410,680	52.2	2,484,437	36.4	2,724,819	52.2

Purchased:
Other than renewable	1,949,294	60.3	1,253,281	46.3	4,096,573	60.1	2,420,123	46.4
Renewable (1)	100,606	3.1	40,141	1.5	239,150	3.5	74,432	1.4

Total Purchased	2,049,900	63.4	1,293,422	47.8	4,335,723	63.6	2,494,555	47.8

Total Available Energy	3,232,112	100.0%	2,704,102	100.0%	6,820,160	100.0%	5,219,374	100.0%

(1)

Related to our contracts from renewable facilities from which we purchase renewable energy credits. ODEC sells these renewable energy credits to our member distribution cooperatives and any remaining renewable energy credits are sold to non-members.

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

Our generating facilities are under dispatch control of PJM. Typically, nuclear facilities are almost always dispatched and coal-fired facilities are dispatched based upon economic factors including the market price of energy. The operational availability of Clover for the three and six months ended June 30, 2011 and 2010, was as follows:

	Clover
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unit 1	90.1%	89.4%	95.0%	94.6%
Unit 2	87.6	91.3	91.9	95.4

Combined	88.8	90.4	93.5	95.0

The output of Clover and North Anna for the three and six months ended June 30, 2011 and 2010, as a percentage of the maximum dependable capacity rating of the facilities, was as follows:

	Clover				North Anna
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Unit 1	64.6%	78.4%	75.3%	85.1%	101.2%	102.0%	101.4%	100.6%
Unit 2	63.8	81.6	73.0	86.5	102.2	62.0	102.6	72.6

Combined	64.2	80.0	74.2	85.8	101.7	82.0	102.0	86.6

The scheduled maintenance outages and unscheduled outages for Clover for the three and six months ended June 30, 2011 and 2010, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in days)		(in days)		(in days)		(in days)
Unit 1	7.9	8.0	7.9	8.0	1.1	1.8	1.1	1.9
Unit 2	8.1	7.8	8.1	7.8	3.1	—	6.5	0.4

Combined	16.0	15.8	16.0	15.8	4.2	1.8	7.6	2.3

The scheduled maintenance and refueling outages and unscheduled outages for North Anna for the three and six months ended June 30, 2011 and 2010, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in days)		(in days)		(in days)		(in days)
Unit 1	—	—	—	—	—	—	—	—
Unit 2	—	25.3	—	36.3	—	11.1	—	11.1

Combined	—	25.3	—	36.3	—	11.1	—	11.1

During the three and six months ended June 30, 2011 and 2010, the operational availability of our Louisa, Marsh Run, and Rock Springs combustion turbine facilities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Louisa	98.5%	98.7%	98.3%	99.3%
Marsh Run	99.5	94.9	97.8	97.4
Rock Springs	96.8	87.9	98.4	93.5

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

Results of Operations

Operating Revenues

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and six months ended June 30, 2011 and 2010,were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives
Base energy revenues	$48,379	$41,312	$107,769	$85,525
Fuel factor adjustment revenues	72,689	60,690	160,259	129,686

Total energy revenues	121,068	102,002	268,028	215,211
Demand (capacity) revenues	79,937	66,080	158,908	127,907

Total revenues from sales to member distribution cooperatives	201,005	168,082	426,936	343,118
Non-members	18,047	15,981	24,211	16,602

Total operating revenues	$219,052	$184,063	$451,147	$359,720

Average costs to member distribution cooperatives (per MWh)	$73.00	$72.39	$69.95	$71.52

Our energy sales in megawatt hours (“MWh”) to our member distribution cooperatives and non-members for the three and six months ended June 30, 2011 and 2010, were as follows:

	Energy and Demand Sales Volume Three Months Ended June 30,		Energy and Demand Sales Volume Six Months Ended June 30,
	2011	2010	2011	2010
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	2,753,493	2,321,776	6,103,575	4,797,457
Non-members	418,763	345,043	594,664	364,447

Total energy sales	3,172,256	2,666,819	6,698,239	5,161,904

	(in MW)		(in MW)
Demand sales to Member distribution cooperatives	5,787	4,595	12,429	9,416

Our energy sales in MWh to our member distribution cooperatives for the three and six months ended June 30, 2011, were 18.6% and 27.2% higher, respectively, as compared to the same periods in 2010, primarily as a result of the service territory acquisition by two of our member distribution cooperatives as of June 1, 2010. The additional service territory increased our energy sales to our member distribution cooperatives approximately 18.4% and 26.7% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.

Our demand sales in MW to our member distribution cooperatives for the three and six months ended June 30, 2011, were 25.9% and 32.0% higher, respectively, as compared to the same periods in 2010, primarily as a result of the additional service territory which increased our demand sales to our member distribution cooperatives approximately 21.7% and 28.6%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Also, demand sales to our member distribution cooperatives, excluding the additional service territory, increased approximately 4.2% and 3.4%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.

Our energy sales in MWh to non-members were 21.4% and 63.2% higher, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Sales to non-members consist of sales of excess purchased and generated energy.

Total revenues from sales to our member distribution cooperatives increased $32.9 million, or 19.6%, and $83.8 million, or 24.4%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase in total revenues is primarily related to the additional service territory.

Our average cost per MWh to member distribution cooperatives increased $0.61 per MWh, or 0.8%, for the three months ended June 30, 2011 as compared to the same period in 2010, primarily related to an increase to our fuel factor adjustment rate effective April 1, 2011, which resulted in an increase to our total energy rate of approximately 0.6%. This increase was implemented due to the changes in our realized as well as projected energy costs. Our average cost per MWh to member distribution cooperatives decreased $1.57 per MWh, or 2.2%, for the six months ended June 30, 2011, as compared to the same period in 2010, as a result of the greater increase in the MWh volume as compared to the increase in demand revenues.

Non-member revenue increased $2.1 million, or 12.9%, and $7.6 million, or 45.8%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 due to the increase in the volume of excess energy sales partially offset by a decrease in the average price.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Fuel	$26,901	$39,829	$62,116	$68,252
Purchased power	145,025	92,433	306,284	183,957
Deferred energy	(1,350)	5,680	(12,912)	13,751
Operations and maintenance	8,411	9,463	16,687	18,361
Administrative and general	9,920	10,184	19,950	22,789
Depreciation, amortization, and decommissioning	10,369	10,343	20,700	20,677
Amortization of regulatory asset/(liability), net	1,127	732	2,211	1,699
Accretion of asset retirement obligations	885	842	1,770	1,651
Taxes other than income taxes	2,191	2,229	4,418	4,310

Total Operating Expenses	$203,479	$171,735	$421,224	$335,447

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

Total operating expenses increased $31.7 million, or 18.5%, and $85.8 million, or 25.6%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, primarily due to increases in purchased power expense partially offset by decreases in deferred energy expense and fuel expense.

•

Purchased power expense, which includes the cost of purchased energy, capacity, and transmission, increased $52.6 million, or 56.9%, and $122.3 million, or 66.5%, for the three and six months ended June 30, 2011, respectively, primarily due to a 58.5% and 73.8% increase in the volume of purchased energy for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, primarily due to the acquisition of the additional service territory and a decrease in energy supplied by our owned generation, partially offset by slight decreases in the average cost of purchased energy.

•

Deferred energy expense decreased $7.0 million, or 123.8% and $26.7 million, or 193.9%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. For the three and six months ended June 30, 2011, we under-collected $1.4 million and $12.9 million, respectively, in energy costs; whereas for the same periods in 2010, we over-collected $5.7 million and $13.8 million, respectively, in energy costs. Our deferred energy balance was a net over-collection of energy costs of $45.4 million at December 31, 2010, as compared to a net over-collection of energy costs of $32.5 million at June 30, 2011.

•

Fuel expense decreased $12.9 million, or 32.5%, and $6.1 million, or 9.0%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, primarily due to the decrease in the economic dispatch of Clover and our combustion turbine facilities.

Other Items

Amortization of Loss on Auction Rate Securities Recorded as a Regulatory Asset

As of December 31, 2010, we had an unrealized loss of $5.6 million related to the decline in the fair value of five securities, all of which were originally issued as auction rate securities and one of which has converted to preferred stock (“ARS”), which was recorded as a regulatory asset in accordance with Accounting for Regulated Operations. For the three and six months ended June 30, 2011, we amortized $1.4 million and $2.8 million, respectively, of this regulatory asset which was recorded as loss on investments. See “Liquidity and Capital Resources—Auction Rate Securities and Related Preferred Stock” below.

Gain on Investments

For the three and six months ended June 30, 2011, we had an unrealized gain of $2.7 million and $2.9 million, respectively, related to the increase in the fair value of the ARS which was recorded as gain on investments. We also had a realized gain of $0.3 million for the three and six months ended June 30, 2011, as a result of the sale of one of our ARS which was recorded as gain on investments. See “Liquidity and Capital Resources—Auction Rate Securities and Related Preferred Stock” below.

Investment Income

Investment income increased for the three and six months ended June 30, 2011, by $0.4 million, or 35.9%, and $0.5 million, or 19.9%, respectively, primarily due to income earned on our nuclear decommissioning trust.

Interest Charges, Net

The primary factors affecting our interest charges, net, are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest related to the Norfolk Southern Railway Company (“Norfolk Southern”) settlement, interest charges related to our credit facilities, and capitalized interest. We settled a dispute with Norfolk Southern in 2009. The major components of interest charges, net for the three and six months ended June 30, 2011 and 2010, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(14,525)	$(11,588)	$(25,773)	$(23,167)
Interest charges related to Norfolk Southern	—	819	—	2,080
Other	(750)	(217)	(1,442)	(849)

Total Interest Charges	(15,275)	(10,986)	(27,215)	(21,936)
Allowance for borrowed funds used during construction	174	416	419	728

Interest Charges, net	$(15,101)	$(10,570)	$(26,796)	$(21,208)

Interest expense on long-term debt increased $2.9 million, or 25.3%, and $2.6 million, or 11.2%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, primarily due to the issuance of $350.0 million of debt in the second quarter of 2011. See “Liquidity and Capital Resources—Financings” below. Additionally, in 2010, interest charges, net, were lower due to the amortization of the regulatory liability related to settlement of a dispute with Norfolk Southern. This was fully amortized by December 31, 2010.

Net Margin

Our net margin, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased $0.7 million, or 28.2%, and $0.9 million, or 19.0%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 due to higher interest charges.

Financial Condition

The principal changes in our financial condition from December 31, 2010 to June 30, 2011, were caused by increases in long-term debt (offset by the decrease in long-term due within one year) and regulatory assets, and decreases in accounts payable, accounts receivable–members, accounts receivable, construction work in progress, deferred energy, and interest rate hedge, and accounts payable–members.

•

Long-term debt increased $344.6 million. On April 7, 2011, we issued $350.0 million of debt which provided funding to repay the $215.0 million maturity of our 2001 Series A Bonds on June 1, 2011. Long-term debt due within one year decreased $210.6 million primarily due to the maturing debt.

•

Regulatory assets increased $7.7 million primarily as a result of the establishment of a $23.2 million regulatory asset to recover construction work in progress we incurred prior to our decision not to participate in the development and ownership of the additional nuclear unit at North Anna, partially offset by the decrease of $7.6 million related to the termination of the interest rate hedge transaction, the decrease of $2.8 million related to the amortization of the regulatory asset related to ARS, and the decrease of $2.4 million related to derivatives. See “Liquidity and Capital Resources–Interest Rate Hedge” below.

•	Accounts payable decreased $26.8 million due to decreased purchased power requirements in June 2011 as compared to December 2010.

•	Accounts receivable–members decreased $21.9 million as a result of lower sales to members in June 2011 as compared to December 2010 and a $3.2 million decrease in member extension balances.

•

Accounts receivable decreased $16.4 million primarily related to decreased sales of excess power to non-members in June 2011 as compared to December 2010. This decrease was partially offset by a $6.0 million increase related to an additional unit at North Anna. See “Decision Not to Participate in an Additional Unit at North Anna” below.

•

Construction work in progress decreased $16.4 million primarily due to the reclassification of $23.2 million of costs, of which $1.9 million was incurred in 2011, to a regulatory asset. See “Decision Not to Participate in an Additional Unit at North Anna” below.

•	Deferred energy decreased $12.9 million as a result of the under-collection of our energy costs in 2011.

•

Interest rate hedge decreased $10.9 million. On January 21, 2011, we terminated our interest rate hedge in accordance with the terms of the transaction. See “Liquidity and Capital Resources–Interest Rate Hedge” below.

•

Accounts payable–members decreased $10.3 million due to the $12.2 million decrease in the margin stabilization adjustment as compared to December 2010 slightly offset by a $1.9 million increase in member prepayments.

Decision Not to Participate in an Additional Unit at North Anna

In February 2011, we made the determination not to participate in an additional nuclear-powered generating unit at North Anna as discussed in a press release we issued on February 28, 2011. We are currently working with Virginia Electric and Power Company (“Virginia Power”) on the logistics of our withdrawal as a participant in the project. As of December 31, 2010, we had $21.3 million of construction work in progress related to the potential additional unit at North Anna and had incurred approximately $1.8 million in financing-related costs that were included in deferred charges–other. Through February 2011, we had recorded $23.2 million of construction work in progress related to the potential additional unit at North Anna. As of March 31, 2011, we established a regulatory asset and reclassified the $23.2 million of construction work in progress to the regulatory asset due to the uncertainty of the recovery of these costs from Virginia Power. The $1.8 million in financing-related costs were expensed in the first quarter of 2011 as administrative and general expense. We will continue to incur costs related to the additional unit at North Anna until our withdrawal is finalized. As of June 30, 2011, we have incurred approximately $6.0 million of additional costs since our decision not to participate in the additional unit at North Anna and these costs have been recorded as accounts receivable, as we expect reimbursement from Virginia Power upon the finalization of our withdrawal. These amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates charged to our member distribution cooperatives.

Liquidity and Capital Resources

Sources

Cash generated by our operations and periodically, borrowings under our credit facilities as well as the occasional issuance of long-term indebtedness in the capital markets, provide our sources of liquidity and capital.

Operations

Historically, our operating cash flows generally have been sufficient to meet our short- and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. During the first six months of 2011 and 2010, our operating activities provided cash flows of $12.3 million and $103.6 million, respectively. Operating activities in 2011 were primarily impacted by the following:

•	Current liabilities changed $35.0 million primarily due to the $26.8 million decrease in accounts payable and the $10.3 million decrease in accounts payable–members.

•

Current assets changed $28.1 million primarily due to the $21.9 million decrease in accounts receivable–members and the $16.4 million decrease in accounts receivable partially offset by the $7.8 million increase in fuel, materials, and supplies and the $3.4 million increase in accounts receivable–deposits.

•	Deferred energy changed $12.9 million due to the under-collection of energy costs in 2011.

Auction Rate Securities and Related Preferred Stock

As of December 31, 2010, we owned five ARS and during the second quarter of 2011, we sold one ARS and recognized a realized gain of $0.3 million, which was recorded as gain on investments in other income (expense), net, in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital. The estimated fair value of our ARS was $10.7 million and $7.9 million as of June 30, 2011 and December 31, 2010, respectively.

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

We accounted for the difference between the principal of our ARS and the estimated fair value of our ARS as a regulatory asset in accordance with Accounting for Regulated Operations through 2010. In 2010, we began amortizing the regulatory asset which resulted in a recognized loss of $3.4 million. The remaining balance in the regulatory asset, $5.6 million, will be fully amortized in 2011; $1.4 million and $2.8 million was amortized during the three and six months ended June 30, 2011, respectively. Beginning in 2011, we classified the ARS as trading securities and began recording the change in fair value in other income (expense), net, in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital. The estimated fair value of our ARS are included in investments–unrestricted investments and other on our Consolidated Balance Sheet and are classified as trading securities.

Credit Facilities

In addition to liquidity from our operating activities, we currently maintain a total of $460.0 million in unsecured committed credit facilities to cover our short-term and medium-term funding needs. At June 30, 2011, we did not have any short-term borrowings outstanding and at December 31, 2010, we had $7.0 million of short-term borrowings outstanding. On August 4, 2011, we entered into a $25.0 million revolving credit facility agreement with PNC Bank, National Association, which expires on August 4, 2013. We expect that we will renew the majority of these credit facilities as they expire.

As of August 5, 2011, our credit facilities were as follows:

Lender	Amount	Expiration Date
	(in millions)
Bank of America, N.A.	$70.0	November 5, 2013
Branch Banking and Trust Company	50.0	May 31, 2013
CoBank, ACB	100.0	June 18, 2013
JPMorgan Chase Bank, National Association	70.0	June 1, 2013
National Rural Utilities Cooperative Finance Corp.	75.0	April 15, 2012
PNC Bank, National Association	25.0	August 4, 2013
Wells Fargo Bank, N.A.	70.0	August 31, 2012

	$460.0

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

On April 7, 2011, we issued $350.0 million of first mortgage bonds in a private placement. The bonds consist of $90.0 million of 4.83% First Mortgage Bonds, 2011 Series A due December 1, 2040; $165.0 million of 5.54% First Mortgage Bonds, 2011 Series B due December 1, 2040; and $95.0 million of 5.54% First Mortgage Bonds, 2011 Series C due December 1, 2050. A portion of the proceeds of the issuance was used to repay our $215.0 million First Mortgage Bonds, 2001 Series A due June 1, 2011. The remainder of the proceeds will be used for general corporate purposes.

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

Interest Rate Hedge

We are exposed to fluctuations in long-term interest rates related to the issuance of long-term debt. To mitigate a portion of this exposure, on May 14, 2010, we entered into an interest rate hedge. At December 31, 2010, the fair value of this interest rate hedge was a $10.9 million liability, which was recorded as a current liability on our balance sheet. On January 21, 2011, we terminated the interest rate hedge in accordance with the terms of the transaction, resulting in a settlement payment of $3.4 million, the fair value of the hedge as of that date. The settlement payment will be amortized over the life of the long-term debt we issued on April 7, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2011.

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

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (“Extensible Business Reporting Language”) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date:	August 10, 2011	/s/ Robert L. Kees
Robert L. Kees
Senior Vice President and Chief Financial Officer
(Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (“Extensible Business Reporting Language”) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.