Form 10-Q
period 2011-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2011-11-10
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,635,726	$1,627,643
Less accumulated depreciation	(687,220)	(663,871)

	948,506	963,772
Nuclear fuel, at amortized cost	15,686	20,872
Construction work in progress	39,753	52,760

Net Electric Plant	1,003,945	1,037,404

Investments:
Nuclear decommissioning trust	94,847	97,531
Lease deposits	91,049	89,355
Unrestricted investments and other	10,759	9,711

Total Investments	196,655	196,597

Current Assets:
Cash and cash equivalents	149,502	4,391
Accounts receivable	15,633	23,495
Accounts receivable–deposits	6,400	3,000
Accounts receivable–members	57,859	98,423
Fuel, materials, and supplies	44,379	35,798
Prepayments and other	2,213	3,438

Total Current Assets	275,986	168,545

Deferred Charges:
Regulatory assets	97,095	93,199
Other	11,827	16,690

Total Deferred Charges	108,922	109,889

Total Assets	$1,585,508	$1,512,435

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$347,791	$339,678
Non-controlling interest	13,120	13,166

Total Patronage capital and Non-controlling interest	360,911	352,844
Long-term debt	794,420	449,798

Total Capitalization	1,155,331	802,642

Current Liabilities:
Long-term debt due within one year	28,292	238,917
Revolving credit facilities	—	7,043
Accounts payable	67,838	91,686
Accounts payable–members	59,626	76,458
Interest rate hedge	—	10,944
Accrued expenses	19,955	4,606
Deferred energy	32,493	45,377

Total Current Liabilities	208,204	475,031

Deferred Credits and Other Liabilities:
Asset retirement obligations	70,532	67,876
Obligations under long-term leases	68,164	64,801
Regulatory liabilities	72,895	87,406
Other	10,382	14,679

Total Deferred Credits and Other Liabilities	221,973	234,762

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,585,508	$1,512,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating Revenues	$229,909	$245,430	$681,056	$605,150

Operating Expenses:
Fuel	28,573	51,136	90,689	119,388
Purchased power	149,258	155,610	455,542	339,567
Deferred energy	28	(8,308)	(12,884)	5,443
Operations and maintenance	12,305	10,546	28,992	28,907
Administrative and general	9,142	9,409	29,092	32,198
Depreciation and amortization	10,382	10,373	31,082	31,050
Amortization of regulatory asset/(liability), net	819	761	3,030	2,460
Accretion of asset retirement obligations	886	841	2,656	2,492
Taxes, other than income taxes	1,917	2,103	6,335	6,413

Total Operating Expenses	213,310	232,471	634,534	567,918

Operating Margin	16,599	12,959	46,522	37,232
Other income (expense), net	(1,865)	(446)	(2,412)	(1,317)
Investment income	1,060	1,067	3,873	3,414
Interest charges, net	(13,132)	(10,746)	(39,928)	(31,954)
Income taxes	2	(7)	12	—

Net Margin including Non-controlling Interest	2,664	2,827	8,067	7,375
Non-controlling Interest	6	(28)	46	(2)

Net Margin attributable to ODEC	2,670	2,799	8,113	7,373
Patronage Capital - Beginning of Period	345,121	334,094	339,678	329,520

Patronage Capital - End of Period	$347,791	$336,893	$347,791	$336,893

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Operating Activities:
Net Margin including Non-controlling Interest	$8,067	$7,375
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	31,082	31,050
Other non-cash charges	8,282	7,737
Amortization of lease obligations	3,363	3,141
Interest on lease deposits	(1,977)	(1,931)
Change in current assets	37,670	6,848
Change in deferred energy	(12,884)	5,443
Change in current liabilities	(25,332)	78,718
Change in regulatory assets and liabilities	(4,070)	(10,217)
Change in deferred charges and credits	3,734	5,262

Net Cash Provided by Operating Activities	47,935	133,426

Financing Activities:
Issuance of long-term debt	350,000	—
Debt issuance costs	(2,342)	—
Payments of long-term debt	(216,000)	—
Draws on revolving credit facilities	52,257	85,408
Payments on revolving credit facilities	(59,300)	(112,362)

Net Cash Provided by (Used for) Financing Activities	124,615	(26,954)

Investing Activities:
Purchase of held to maturity securities	(108,121)	—
Proceeds from held to maturity securities	99,221	—
Proceeds from sale of trading securities	11,089	—
Increase in other investments	(3,287)	(2,583)
Electric plant additions	(27,295)	(65,613)
Amortization of loss on auction rate securities recorded as a regulatory asset	4,181	—
Gain on investments	(3,227)	—

Net Cash Used for Investing Activities	(27,439)	(68,196)

Net Change in Cash and Cash Equivalents	145,111	38,276
Cash and Cash Equivalents - Beginning of Period	4,391	6,278

Cash and Cash Equivalents - End of Period	$149,502	$44,554

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2011, our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. The consolidated results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Presentation

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative (“ODEC” or “we” or “our”) and TEC Trading, Inc. (“TEC”). We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net consolidated assets were $13.1 million and $13.2 million at September 30, 2011, and December 31, 2010, respectively. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and December 31, 2010:

	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$94,847	$94,847	$—	$—
Unrestricted investments and other (2)(3)	82	82	—	—

Total Financial Assets	$94,929	$94,929	$—	$—

Derivatives – gas and power (4)	$3 ,530	$3,530	$—	$—

Total Financial Liabilities	$3,530	$3,530	$—	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$97,531	$97,531	$—	$—
Unrestricted investments and other (2)(3)	7,942	80	—	7,862
Derivatives – renewable energy credit sales	257	—	257	—

Total Financial Assets	$105,730	$97,611	$257	$7,862

Derivatives – gas and power (4)	$6,904	$6,831	$73	$—
Derivative – interest rate hedge (5)	10,944	—	10,944	—

Total Financial Liabilities	$17,848	$6,831	$11,017	$—

(1)	For additional information about our nuclear decommissioning trust see Note 5 below.
(2)	Unrestricted investments and other includes investments that were available for sale and classified as Level 1 related to equity securities.
(3)

Unrestricted investments and other includes auction rate securities and preferred stock (“ARS”). As of December 31, 2010, we owned five ARS; during 2011, we sold all five ARS. For additional information, see Note 5 below and Note 10 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

(4)

Derivatives – gas and power represents natural gas futures contracts and purchased power contracts. For additional information about our derivative financial instruments, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

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

The following table presents the net change in the assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

Nine Months Ended September 30, 2011
(in thousands)
Balance as of January 1, 2011	$7,862
Total realized gain:
Included in other income (expense), net	3,227
Purchases, sales, issuances, and settlements	(11,089)
Transfers out of Level 3	—

Balance as of September 30, 2011	$—

The realized gain was recorded in other income (expense), net, in our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital.

4.	Derivatives and Hedging:

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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of September 30, 2011 Quantity	As of December 31, 2010 Quantity
Natural gas	MMBTU	3,410,000	4,610,000
Purchased power	MWh	—	161,632
Renewable energy credits	REC	—	40,000
Interest rate hedge	US Dollars	—	300,000,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

Fair Value of Derivative Instruments

		Fair Value
	Balance Sheet Location	As of September 30, 2011	As of December 31, 2010
		(in thousands)
Derivatives in an asset position:

Renewable energy credit sales	Prepayments and other	$—	$257

Total derivatives in an asset position		$—	$257

Derivatives in a liability position:

Natural gas futures contracts	Deferred credits and other liabilities – other	$3,530	$6,831
Purchased power contracts	Deferred credits and other liabilities – other	—	73
Interest rate hedge	Interest rate hedge	—	10,944

Total derivatives in a liability position		$3,530	$17,848

The Effect of Derivative Instruments on the Statement of Revenues, Expenses, and Patronage Capital

for the Three and Nine Months Ended September 30, 2011 and 2010

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability as of September 30,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Nine Months Ended September 30,
	2011	2010		2011	2010	2011	2010
	(in thousands)			(in thousands)		(in thousands)
Natural gas futures contracts (1)	$(3,574)	$(8,853)	Fuel/Purchased power	$(2,435)	$(2,164)	$(5,989)	$(3,604)
Renewable energy credit sales	—	357	Operating revenues	—	—	—	—
Purchased power contracts	—	—	Purchased power	—	—	539	(365)
Purchased power – excess sales	—	—	Operating revenues	—	(669)	—	(669)
Interest rate hedge	—	(30,392)	Interest charges, net	—	—	—	—

Total	$(3,574)	$(38,888)		$(2,435)	$(2,833)	$(5,450)	$(4,638)

(1)

For 2011, includes $44.5 thousand of loss on natural gas futures contracts designated for October 2011 that were physically sold in September 2011 and the impact on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital has been deferred until October 2011.

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

5.	Investments

Investments were as follows at September 30, 2011, and December 31, 2010:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(in thousands)
September 30, 2011

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$42,160	$2,399	$—	$44,559	$44,559
Equity securities	Available for sale	51,028	3,770	(4,677)	50,121	50,121
Cash and other	Available for sale	167	—	—	167	167

Total Nuclear Decommissioning Trust		$93,355	$6,169	$(4,677)	$94,847	$94,847

Lease deposits (2)
Government obligations	Held to maturity	$91,049	$9,075	$—	$100,124	$91,049

Total Lease Deposits		$91,049	$9,075	$—	$100,124	$91,049

Unrestricted investments
Government obligations	Held to maturity	$8,900	$1	—	$8,901	$8,900

Total Unrestricted Investments		$8,900	$1	$—	$8,901	$8,900

Other
Equity securities	Available for sale	$94	$—	$(12)	$82	$82
Non-marketable equity investments (3)	Equity	1,777	—	—	1,777	1,777

Total Other		$1,871	$—	$(12)	$1,859	$1,859

				Total Carrying Value		$196,655

December 31, 2010

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$41,049	$839	$—	$41,888	$41,888
Equity securities	Available for sale	48,522	9,095	(2,211)	55,406	55,406
Cash and other	Available for sale	237	—	—	237	237

Total Nuclear Decommissioning Trust		$89,808	$9,934	$(2,211)	$97,531	$97,531

Lease deposits (2)
Government obligations	Held to maturity	$89,355	$185	$(405)	$89,135	$89,355

Total Lease Deposits		$89,355	$185	$(405)	$89,135	$89,355

Unrestricted investments(4)
Debt securities	Available for sale	$7,723	$—	$—	$7,723	$7,723
Equity securities	Available for sale	139	—	—	139	139

Total Unrestricted Investments		$7,862	$—	$—	$7,862	$7,862

Other
Equity securities	Available for sale	$78	$2	$—	$80	$80
Non-marketable equity investments (3)	Equity	1,769	—	—	1,769	1,769

Total Other		$1,847	$2	$—	$1,849	$1,849

				Total Carrying Value		$196,597

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

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.
(3)	We believe the carrying value approximates fair value for our equity investments.
(4)

The cost represents investments in ARS with a principal value of $16.8 million. The cost has been written down by $9.0 million due to the fair value adjustment. During 2010, we amortized $3.4 million of the regulatory asset as loss on investment and deferred the remaining balance of $5.6 million as a regulatory asset in accordance with Accounting for Regulated Operations. See Note 10 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. As of December 31, 2010, we owned five ARS; during 2011, we sold all five ARS.

Our investments by classification at September 30, 2011, and December 31, 2010, were as follows:

	September 30, 2011		December 31, 2010
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for sale	$93,449	$94,929	$97,748	$105,473
Held to maturity	99,949	99,949	89,355	89,355
Equity	1,777	1,777	1,769	1,769

	$195,175	$196,655	$188,872	$196,597

Contractual maturities of unrestricted debt securities at September 30, 2011, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for Sale	$—	$—	$—	$—	$—
Held to Maturity	8,900	—	—	—	8,900

	$8,900	$—	$—	$—	$8,900

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

In May 2010, we entered into an interest rate hedge transaction to mitigate a portion of the exposure to fluctuations in long-term interest rates related to the issuance of long-term debt. On January 21, 2011, we terminated the interest rate hedge in accordance with the terms of the transaction, resulting in a settlement payment of $3.4 million, the fair value of the hedge as of that date. On April 7, 2011, we issued $350.0 million of first mortgage bonds in a private placement. The bonds consist of $90.0 million of 4.83% First Mortgage Bonds, 2011 Series A due December 1, 2040; $165.0 million of 5.54% First Mortgage Bonds, 2011 Series B due December 1, 2040; and $95.0 million of 5.54% First Mortgage Bonds, 2011 Series C due December 1, 2050. The $3.4 million settlement payment related to the interest rate hedge transaction was recorded as a regulatory asset and will be amortized over the life of the long-term debt we issued on April 7, 2011. A portion of the proceeds of the issuance was used to repay our $215.0 million 2001 Series A Bonds due June 1, 2011. The remainder of the proceeds will be used for general corporate purposes.

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

As of December 31, 2010, we had $21.3 million of construction work in progress related to the potential additional unit at North Anna and had incurred approximately $1.8 million in financing-related costs that were included in deferred charges–other. Through February 2011, we had recorded $23.2 million of construction work in progress related to the potential additional unit at North Anna. As of March 31, 2011, we established a regulatory asset and reclassified the $23.2 million of construction work in progress to the regulatory asset due to the uncertainty of the recovery of these costs from Virginia Power. The $1.8 million in financing-related costs were expensed in the first quarter of 2011 as administrative and general expense. We will continue to incur costs related to the additional unit at North Anna until our withdrawal is finalized. As of September 30, 2011, we have incurred approximately $10.6 million of additional costs since our decision not to participate in the additional unit at North Anna and these costs have been recorded as accounts receivable, as we expect reimbursement from Virginia Power upon the finalization of our withdrawal. These amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates charged to our member distribution cooperatives.

North Anna Outage

On August 23, 2011, a magnitude 5.8 earthquake near Mineral, Virginia caused the two reactors at North Anna to shut down immediately, as designed. Virginia Power, the co-owner and operator of North Anna, informs us that some of the earthquake's vibrations briefly exceeded North Anna's licensing design basis at certain frequencies; however, Virginia Power's inspections have shown no significant damage to equipment at the station from the earthquake. The reactors were placed in cold shutdown condition pending completion of the U.S. Nuclear Regulatory Commission (“NRC”) inspection and review. The restart of the two reactors is subject to NRC approval, which Virginia Power believes is likely to occur in the fourth quarter of 2011.

Refund of Spent Fuel Costs

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (“DOE”) is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract. In 2004, Virginia Power filed a lawsuit seeking recovery of damages in connection with the DOE’s failure to commence accepting spent nuclear fuel from North Anna. A subsequent trial held in 2008 ruled in favor of Virginia Power and the DOE filed an appeal. The government's initial brief in the appeal was filed in June 2010. In the second quarter of 2011, the Federal Appeals Court issued a decision affirming the trial court's damages award. The government did not seek rehearing of the Federal Appeals Court decision or seek review by the U.S. Supreme Court. During the third quarter of 2011, Virginia Power received a settlement amount for spent fuel costs representing certain spent nuclear fuel-related costs incurred through June 30, 2006. Virginia Power then paid ODEC our proportionate share related to North Anna, $7.8 million, which is recorded as a reduction to fuel expense. We currently anticipate that Virginia Power will seek reimbursement for certain spent nuclear fuel-related costs incurred subsequent to June 30, 2006; however, due to the uncertainty of future collection, we have not recorded a receivable.

Margin Stabilization Plan

On October 11, 2011, our Board of Directors approved the refund of $10.0 million in accordance with our margin stabilization plan, which reduced accounts receivable-members in September 2011. See Note 5 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

7.	Subsequent Event

On October 11, 2011, our Board of Directors approved an increase to our fuel factor adjustment rate, resulting in an increase to our total energy rate of approximately 4.8%, effective October 1, 2011. This increase was implemented due to the changes in our realized as well as projected energy costs.

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

Critical Accounting Policies

As of September 30, 2011, there have been no significant changes in our critical accounting policies as disclosed in our 2010 Annual Report on Form 10-K. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, accounting for asset retirement obligations, and accounting for derivative contracts.

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

During the third quarter of 2011, two natural disasters occurred. On August 23, 2011, a magnitude 5.8 earthquake near Mineral, Virginia caused the two reactors at the North Anna Nuclear Power Station (“North Anna”) to shut down immediately, as designed. This event resulted in the need for additional purchased power and operations and maintenance expense during the quarter; although the impact was not material to our financial results. There is the possibility that the impact could be material depending upon the length of the unavailability of the units at North Anna. Additionally, on August 27, 2011, our member distribution cooperatives’ service territories were impacted by Hurricane Irene, causing the loss of power for a significant number of our member distribution cooperatives’ customers for up to seven days. This resulted in decreased power requirements during this timeframe.

On June 1, 2010, two of our member distribution cooperatives, Rappahannock Electric Cooperative (“REC”) and Shenandoah Valley Electric Cooperative (“SVEC”), acquired the distribution assets and right to provide electric distribution services to approximately 102,000 customers (meters). This resulted in an increase in sales volume to our member distribution cooperatives and additional purchased power expense for the nine months ended September 30, 2011, as compared to the same period in 2010.

Fuel expense and purchased power expense are significantly affected by the operations of our owned generation. The availability of North Anna and the economic dispatch of our combustion turbine facilities and the Clover Power Station (“Clover”) resulted in decreased fuel expense and increased purchased power volume for the three and nine months ended September 30, 2011, as compared to the same periods in 2010.

In February 2011, we made the determination not to participate in an additional nuclear-powered generating unit at North Anna and we are currently working with Virginia Electric and Power Company (“Virginia Power”) on the logistics of our withdrawal as a participant in the project. Related to this decision, in 2011, we reclassified the corresponding construction work in progress to a regulatory asset. We are continuing to incur costs related to the additional unit which are recorded as accounts receivable as we expect reimbursement from Virginia Power upon the finalization of our withdrawal.

In the second quarter of 2011, we issued $350.0 million of first mortgage bonds in a private placement. A portion of the proceeds of the issuance was used to repay our $215.0 million 2001 Series A Bonds due June 1, 2011.

Weather affects the demand for electricity. We experienced milder weather during the three months ended September 30, 2011, as compared to the same period in 2010, which resulted in a reduction in our member distribution cooperatives’ customers’ requirements for power.

We have a margin stabilization plan that allows us to review our actual capacity-related costs of service and capacity revenue and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors. Our formulary rate allows us to recover and refund amounts under the margin stabilization plan. On October 11, 2011, our Board of Directors approved the refund of $10.0 million in accordance with our margin stabilization plan, which reduced accounts receivable-members in September 2011. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Margin Stabilization Plan in our 2010 Annual Report on Form 10-K.

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

Member Distribution Cooperatives – Acquisition of Additional Service Territory

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

In accordance with our load acquisition policy, we are paying a transition fee to REC and to SVEC that represents a portion of the projected power cost savings related to these acquisitions. The aggregate transition fee totals approximately $66.7 million; approximately $4.8 million and $11.8 million was recorded for the three and nine months ended September 30, 2011, respectively, and approximately $19.2 million of the $66.7 million has been paid to date. The transition fee is reflected as a credit on the monthly power invoices to REC and SVEC over 48 months as a reduction in sales and is being collected from our member distribution cooperatives through our formulary rate.

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna; our three combustion turbine facilities - Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot purchases of power in the open market. Our power supply resources for the three and nine months ended September 30, 2011 and 2010, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	635,812	18.5%	728,055	19.2%	2,025,415	19.8%	2,345,630	26.0%
North Anna	277,078	8.1	410,315	10.8	1,231,386	12.0	1,206,562	13.4
Louisa	65,486	1.9	131,619	3.5	111,835	1.1	237,270	2.6
Marsh Run	74,213	2.2	204,448	5.4	137,963	1.3	355,176	4.0
Rock Springs	83,141	2.4	137,783	3.6	113,357	1.1	192,062	2.1
Distributed Generation	652	—	557	—	863	—	896	—

Total Generated	1,136,382	33.1	1,612,777	42.5	3,620,819	35.3	4,337,596	48.1

Purchased:
Other than renewable	2,237,551	65.1	2,141,809	56.5	6,334,124	61.8	4,561,932	50.6
Renewable (1)	60,626	1.8	38,938	1.0	299,776	2.9	113,370	1.3

Total Purchased	2,298,177	66.9	2,180,747	57.5	6,633,900	64.7	4,675,302	51.9

Total Available Energy	3,434,559	100.0%	3,793,524	100.0%	10,254,719	100.0%	9,012,898	100.0%

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

Our generating facilities are under dispatch control of PJM. Typically, nuclear facilities are almost always dispatched and coal-fired facilities and combustion turbine facilities are dispatched based upon economic factors including the market price of energy. The operational availability of Clover for the three and nine months ended September 30, 2011 and 2010, was as follows:

	Clover
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unit 1	99.7%	97.3%	96.6%	95.5%
Unit 2	99.4	94.2	94.5	95.0

Combined	99.6%	95.7%	95.6%	95.2%

The output of Clover and North Anna for the three and nine months ended September 30, 2011 and 2010, as a percentage of the maximum dependable capacity rating of the facilities, was as follows:

	Clover				North Anna
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Unit 1	67.5%	74.9%	72.7%	81.7%	57.6%	74.5%	86.8%	91.9%
Unit 2	66.8	77.8	70.9	83.6	57.5	95.1	87.5	80.5

Combined	67.1%	76.4%	71.8%	82.7%	57.6%	84.8%	87.2%	86.2%

The scheduled maintenance outages and unscheduled outages for Clover for the three and nine months ended September 30, 2011 and 2010, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in days)		(in days)		(in days)		(in days)
Unit 1	—	—	7.9	8.0	0.3	2.6	1.4	4.4
Unit 2	—	5.2	8.1	13.1	1.1	—	7.7	0.4

Combined	—	5.2	16.0	21.1	1.4	2.6	9.1	4.8

The scheduled maintenance and refueling outages and unscheduled outages for North Anna for the three and nine months ended September 30, 2011 and 2010, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in days)		(in days)		(in days)		(in days)
Unit 1	—	19.0	—	19.0	38.4	4.4	38.4	4.4
Unit 2	20.0	—	20.0	36.3	18.4	2.0	18.4	13.0

Combined	20.0	19.0	20.0	55.3	56.8	6.4	56.8	17.4

North Anna units 1 and 2 automatically shut down on August 23, 2011, as a result of a magnitude 5.8 earthquake near Mineral, Virginia. Unit 2 began its scheduled maintenance and refueling outage on September 11, 2011. Virginia Power, the co-owner and operator of North Anna, is awaiting approval from the Nuclear Regulatory Commission to restart both units. For additional information, see “Part 2 Other Information – Item 5 – Other Information” below.

During the three and nine months ended September 30, 2011 and 2010, the operational availability of our Louisa, Marsh Run, and Rock Springs combustion turbine facilities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Louisa	96.9%	96.0%	97.8%	98.2%
Marsh Run	97.1	95.3	97.6	96.7
Rock Springs	99.4	98.1	98.7	95.0

Sales to Member Distribution Cooperatives

Revenues from sales to our member distribution cooperatives are a function of our formulary rate for sales of power to our member distribution cooperatives and our member distribution cooperatives’ consumers’ requirements for power. Our formulary rate is based on our cost of service in meeting these requirements. See “— Factors Affecting Results — Formulary Rate.”

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

Results of Operations

Operating Revenues

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and nine months ended September 30, 2011 and 2010, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives
Base energy revenues	$57,004	$59,128	$164,772	$144,653
Fuel factor adjustment revenues	86,500	87,194	246,760	216,879

Total energy revenues	143,504	146,322	411,532	361,532
Demand (capacity) revenues	79,130	74,867	238,038	202,775

Total revenues from sales to member distribution cooperatives	222,634	221,189	649,570	564,307
Non-members	7,275	24,241	31,486	40,843

Total operating revenues	$229,909	$245,430	$681,056	$605,150

Average costs to member distribution cooperatives (per MWh)	$67.97	$66.31	$69.26	$69.38

Our energy sales in megawatt hours (“MWh”) and demand sales in megawatts (“MW”) to our member distribution cooperatives and non-members for the three and nine months ended September 30, 2011 and 2010, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	3,275,609	3,335,713	9,379,184	8,133,170
Non-members	158,453	417,672	753,117	782,119

Total energy sales	3,434,062	3,753,385	10,132,301	8,915,289

	(in MW)		(in MW)
Demand sales to Member distribution cooperatives	6,455	6,906	18,884	16,322

Our energy sales in MWh to our member distribution cooperatives for the three and nine months ended September 30, 2011, were 1.8% lower and 15.3% higher, respectively, as compared to the same periods in 2010. For the three months ended September 30, 2011, energy sales were lower primarily due to milder weather and were also impacted by our member distribution cooperatives’ outages related to Hurricane Irene. For the nine months ended September 30, 2011, energy sales were higher primarily as a result of the service territory acquisition by two of our member distribution cooperatives as of June 1, 2010. The service territory acquisition increased our energy sales to our member distribution cooperatives approximately 15.6% for the nine months ended September 30, 2011, as compared to the same period in 2010.

Our demand sales in MW to our member distribution cooperatives for the three and nine months ended September 30, 2011, were 6.5% lower and 15.7% higher, respectively, as compared to the same periods in 2010. For the three months ended September 30, 2011, demand sales were lower due to milder weather. For the nine months ended September 30, 2011, demand sales were higher as a result of the additional service territory which increased our demand sales to our member distribution cooperatives approximately 15.7% for the nine months ended September 30, 2011, as compared to the same period in 2010.

Our energy sales in MWh to non-members were 62.1% and 3.7% lower, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Sales to non-members consist of sales of excess purchased and generated energy.

Total revenues from sales to our member distribution cooperatives increased $1.4 million, or 0.7%, and $85.3 million, or 15.1%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase in total revenues for the nine months ended September 30, 2011, is primarily related to the additional service territory.

Our average cost per MWh to member distribution cooperatives increased $1.66 per MWh, or 2.5%, for the three months ended September 30, 2011 as compared to the same period in 2010, primarily related to the increase in demand revenues and the decrease in MWh volume, which resulted in a higher average cost per MWh. Our average cost per MWh to member distribution cooperatives was relatively flat for the nine months ended September 30, 2011, as compared to the same period in 2010.

Non-member revenue decreased $17.0 million, or 70.0%, and $9.4 million, or 22.9%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 due to the decrease in the volume of excess energy sales and the decrease in the average price.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Fuel	$28,573	$51,136	$90,689	$119,388
Purchased power	149,258	155,610	455,542	339,567
Deferred energy	28	(8,308)	(12,884)	5,443
Operations and maintenance	12,305	10,546	28,992	28,907
Administrative and general	9,142	9,409	29,092	32,198
Depreciation and amortization	10,382	10,373	31,082	31,050
Amortization of regulatory asset/(liability), net	819	761	3,030	2,460
Accretion of asset retirement obligations	886	841	2,656	2,492
Taxes other than income taxes	1,917	2,103	6,335	6,413

Total Operating Expenses	$213,310	$232,471	$634,534	$567,918

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

Total operating expenses decreased $19.2 million, or 8.2%, for the three months ended September 30, 2011, compared to the same period in 2010, primarily due to decreases in fuel expense and purchased power expense partially offset by the increase in deferred energy expense.

•

Fuel expense decreased $22.6 million, or 44.1%, for the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to the decrease in the economic dispatch of our combustion turbine facilities and a $7.8 million refund of spent fuel costs associated with North Anna. See Note 6–Notes to Condensed Consolidated Financial Statements in Part 1, Item 1.

•

Purchased power expense, which includes the cost of purchased energy, capacity, and transmission, decreased $6.4 million, or 4.1%, for the three months ended September 30, 2011, primarily due to a 9.0% decrease in the average cost of purchased power, partially offset by a 5.4% increase in the volume of purchased energy necessitated by the decrease in energy supplied by our owned generation.

•

Deferred energy expense increased $8.3 million, or 100.3% for the three months ended September 30, 2011, as compared to the same period in 2010. For the three months ended September 30, 2011, we over-collected $28.0 thousand in energy costs as compared to an under-collection of $8.3 million in 2010.

Total operating expenses increased $66.6 million, or 11.7%, for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to increases in purchased power expense partially offset by decreases in fuel expense and deferred energy expense.

•

Purchased power expense increased $116.0 million, or 34.2%, for the nine months ended September 30, 2011, primarily due to a 41.9% increase in the volume of purchased energy for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to the acquisition of the additional service territory and a decrease in energy supplied by our owned generation, partially offset by a 5.5% decrease in the average cost of purchased power.

•

Fuel expense decreased $28.7 million, or 24.0%, for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to the decrease in the economic dispatch of our combustion turbine facilities and Clover and a $7.8 million refund of spent fuel costs associated with North Anna.

•

Deferred energy expense decreased $18.3 million, or 336.7% for the nine months ended September 30, 2011, as compared to the same period in 2010. For the nine months ended September 30, 2011, we under-collected $12.9 million in energy costs; whereas for the same period in 2010, we over-collected $5.4 million in energy costs. Our deferred energy balance was a net over-collection of energy costs of $32.5 million at September 30, 2011, as compared to a net over-collection of energy costs of $45.4 million at December 31, 2010.

Other Items

Amortization of Loss on Auction Rate Securities Recorded as a Regulatory Asset

As of December 31, 2010, we had an unrealized loss of $5.6 million related to the decline in the fair value of five securities, all of which were originally issued as auction rate securities and one of which had converted to preferred stock (“ARS”), which was recorded as a regulatory asset in accordance with Accounting for Regulated Operations. For the three and nine months ended September 30, 2011, we amortized $1.4 million and $4.2 million, respectively, of this regulatory asset which was recorded as loss on investments. See “Liquidity and Capital Resources—Auction Rate Securities and Related Preferred Stock” below.

Gain on Investments

For the three and nine months ended September 30, 2011, we recognized a gain of $4.5 thousand and $3.2 million, respectively, as a result of the sale of our five ARS which was recorded as gain on investments. See “Liquidity and Capital Resources — Auction Rate Securities and Related Preferred Stock” below.

Investment Income

Investment income was relatively flat for the three months ended September 30, 2011, as compared to the same period in 2010, and increased $0.5 million, or 13.4%, for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to income earned on our nuclear decommissioning trust.

Interest Charges, Net

The primary factors affecting our interest charges, net, are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest related to the Norfolk Southern Railway Company (“Norfolk Southern”) settlement, interest charges related to our credit facilities, and capitalized interest. We settled a dispute with Norfolk Southern in 2009. The major components of interest charges, net for the three and nine months ended September 30, 2011 and 2010, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(12,530)	$(11,604)	$(38,303)	$(34,771)
Interest charges related to Norfolk Southern	—	1,261	—	3,784
Other	(819)	(861)	(2,261)	(2,153)

Total Interest Charges	(13,349)	(11,204)	(40,564)	(33,140)
Allowance for borrowed funds used during construction	217	458	636	1,186

Interest Charges, net	$(13,132)	$(10,746)	$(39,928)	$(31,954)

Interest expense on long-term debt increased $0.9 million, or 8.0%, and $3.5 million, or 10.2%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, primarily due to the issuance of $350.0 million of debt in the second quarter of 2011. See “Liquidity and Capital Resources—Financings” below. In 2010, interest charges, net, were lower primarily due to the amortization of the regulatory liability related to settlement of a dispute with Norfolk Southern. This was fully amortized by December 31, 2010.

Net Margin Attributable to ODEC

Our net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, decreased $0.1 million, or 4.6%, and increased $0.7 million, or 10.0%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 due to higher interest charges. There were no additional equity contributions in 2011. The three and nine months ended September 30, 2010 included $0.5 million and $0.7 million, respectively, of additional equity contributions.

Financial Condition

The principal changes in our financial condition from December 31, 2010 to September 30, 2011, were caused by the increases in long-term debt (offset by the decrease in long-term due within one year) and accrued expenses and decreases in accounts receivable–members, accounts payable, accounts payable–members, regulatory liabilities, construction work in progress, deferred energy, and interest rate hedge.

•

Long-term debt increased $344.6 million. On April 7, 2011, we issued $350.0 million of debt which provided funding to repay the $215.0 million maturity of our 2001 Series A Bonds on June 1, 2011. Long-term debt due within one year decreased $210.6 million primarily due to the maturing debt.

•	Accrued expenses increased $15.3 million primarily due to increased accrued interest.

•

Accounts receivable–members decreased $40.6 million as a result of lower sales to members in September 2011 as compared to December 2010 and a $10.0 million refund in accordance with our margin stabilization plan, which was recorded as a reduction of accounts receivable-members.

•	Accounts payable decreased $23.8 million due to decreased purchased power requirements in September 2011 as compared to December 2010.

•

Accounts payable–members decreased $16.8 million primarily due to the change in the margin stabilization balance. At September 30, 2011, the balance under our margin stabilization plan was $8.6 million, net of the $10.0 million refund which occurred in the third quarter of 2011, as compared to the $22.5 million balance at December 31, 2010.

•

Regulatory liabilities decreased $14.5 million. The regulatory liability related to the Norfolk Southern settlement decreased $9.2 million as a result of the amortization as a reduction of fuel expense. The regulatory liability related to the North Anna nuclear decommissioning trust unrealized gain decreased $6.2 million. For additional information, see Note 10 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

•

Construction work in progress decreased $13.0 million primarily due to the reclassification of $23.2 million of costs, of which $1.9 million was incurred in 2011, to a regulatory asset. See “Decision Not to Participate in an Additional Unit at North Anna” below. This is partially offset by the $9.9 million increase in construction work in progress related to nuclear fuel.

•	Deferred energy decreased $12.9 million as a result of the under-collection of our energy costs in 2011.

•

Interest rate hedge decreased $10.9 million. On January 21, 2011, we terminated our interest rate hedge in accordance with the terms of the transaction. See “Liquidity and Capital Resources–Interest Rate Hedge” below.

Decision Not to Participate in an Additional Unit at North Anna

In February 2011, we made the determination not to participate in an additional nuclear-powered generating unit at North Anna as discussed in a press release we issued on February 28, 2011. We are currently working with Virginia Power on the logistics of our withdrawal as a participant in the project. As of December 31, 2010, we had $21.3 million of construction work in progress related to the potential additional unit at North Anna and had incurred approximately $1.8 million in financing-related costs that were included in deferred charges–other. Through February 2011, we had recorded $23.2 million of construction work in progress related to the potential additional unit at North Anna. As of March 31, 2011, we established a regulatory asset and reclassified the $23.2 million of construction work in progress to the regulatory asset due to the uncertainty of the recovery of these costs from Virginia Power. The $1.8 million in financing-related costs were expensed in the first quarter of 2011 as administrative and general expense. We will continue to incur costs related to the additional unit at North Anna until our withdrawal is finalized. As of September 30, 2011, we have incurred approximately $10.6 million of additional costs since our decision not to participate in the additional unit at North Anna and these costs have been recorded as accounts receivable, as we expect reimbursement from Virginia Power upon the finalization of our withdrawal. These amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates charged to our member distribution cooperatives.

Liquidity and Capital Resources

Sources

Cash generated by our operations and periodically, borrowings under our credit facilities as well as the occasional issuance of long-term indebtedness in the capital markets, provide our sources of liquidity and capital.

Operations

Historically, our operating cash flows generally have been sufficient to meet our short- and long-term capital expenditures related to our existing generating facilities, our debt service requirements, and our ordinary business operations. During the first nine months of 2011 and 2010, our operating activities provided cash flows of $47.9 million and $133.4 million, respectively. Operating activities in 2011 were primarily impacted by the following:

•

Current assets changed $37.7 million primarily due to the $40.6 million decrease in accounts receivable–members and the $7.9 million decrease in accounts receivable partially offset by the $8.6 million increase in fuel, materials, and supplies and the $3.4 million increase in accounts receivable–deposits.

•

Current liabilities changed $25.3 million primarily due to the $23.8 million decrease in accounts payable and the $16.8 million decrease in accounts payable–members, partially offset by the $15.3 million increase in accrued expenses.

•	Deferred energy decreased $12.9 million due to the under-collection of energy costs in 2011.

Auction Rate Securities and Related Preferred Stock

As of December 31, 2010, we owned five ARS with an estimated fair value of $7.9 million. During 2011, we sold all five of the ARS for $11.1 million, and recognized a gain of $3.2 million.

We accounted for the difference between the principal of our ARS and the estimated fair value of our ARS as a regulatory asset in accordance with Accounting for Regulated Operations through 2010. In 2010, we began amortizing the regulatory asset which resulted in a recognized loss of $3.4 million. The remaining balance in the regulatory asset, $5.6 million, will be fully amortized in 2011; $1.4 million and $4.2 million was amortized during the three and nine months ended September 30, 2011, respectively.

Credit Facilities

In addition to liquidity from our operating activities, we currently maintain a total of $460.0 million in unsecured committed credit facilities to cover our short-term and medium-term funding needs. At September 30, 2011, we did not have any short-term borrowings outstanding and at December 31, 2010, we had $7.0 million of short-term borrowings outstanding. We expect to maintain similar levels of liquidity in the future.

As of September 30, 2011, our credit facilities were as follows:

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

In the second quarter of 2011, we issued $350.0 million of first mortgage bonds in a private placement. The bonds consist of $90.0 million of 4.83% First Mortgage Bonds, 2011 Series A due December 1, 2040; $165.0 million of 5.54% First Mortgage Bonds, 2011 Series B due December 1, 2040; and $95.0 million of 5.54% First Mortgage Bonds, 2011 Series C due December 1, 2050. A portion of the proceeds of the issuance was used to repay our $215.0 million 2001 Series A Bonds due June 1, 2011. The remainder of the proceeds is being used for general corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2011.

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

ITEM 5. OTHER INFORMATION

On August 23, 2011, a magnitude 5.8 earthquake near Mineral, Virginia caused the two reactors at North Anna to shut down immediately, as designed. Virginia Power, the co-owner and operator of North Anna, informs us that some of the earthquake’s vibrations briefly exceeded North Anna’s licensing design basis at certain frequencies; however, Virginia Power’s inspections have shown no significant damage to equipment at the station from the earthquake. The reactors were placed in cold shutdown condition pending completion of NRC inspection and review. The restart of the two reactors is subject to NRC approval, which Virginia Power believes is likely to occur in the fourth quarter of 2011.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 10, 2011	/s/ Robert L. Kees
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