Form 10-Q
period 2012-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2012-08-08
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,643,769	$1,638,938
Less accumulated depreciation	(717,363)	(697,031)

	926,406	941,907
Nuclear fuel, at amortized cost	25,859	22,838
Construction work in progress	51,794	48,160

Net Electric Plant	1,004,059	1,012,905

Investments:
Nuclear decommissioning trust	107,174	101,474
Lease deposits	93,061	91,718
Unrestricted investments and other	51,995	42,007

Total Investments	252,230	235,199

Current Assets:
Cash and cash equivalents	37,538	63,756
Accounts receivable	5,480	7,210
Accounts receivable – deposits	10,700	6,500
Accounts receivable – members	85,652	82,236
Fuel, materials, and supplies	62,225	53,771
Prepayments and other	2,116	3,187

Total Current Assets	203,711	216,660

Deferred Charges:
Regulatory assets	94,278	98,964
Other	10,116	10,252

Total Deferred Charges	104,394	109,216

Total Assets	$1,564,394	$1,573,980

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$355,499	$350,485
Non-controlling interest	13,053	13,093

Total Patronage capital and Non-controlling interest	368,552	363,578
Long-term debt	766,128	766,128

Total Capitalization	1,134,680	1,129,706

Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	68,412	65,416
Accounts payable – members	48,132	81,224
Accrued expenses	6,482	4,863
Deferred energy	50,124	34,712

Total Current Liabilities	201,442	214,507

Deferred Credits and Other Liabilities:
Asset retirement obligations	74,999	73,141
Obligations under long-term leases	71,684	69,285
Regulatory liabilities	73,313	75,580
Other	8,276	11,761

Total Deferred Credits and Other Liabilities	228,272	229,767

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,564,394	$1,573,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Operating Revenues	$198,280	$219,052	$420,707	$451,147

Operating Expenses:
Fuel	19,263	26,901	46,797	62,116
Purchased power	119,654	145,025	257,198	306,284
Deferred energy	5,989	(1,350)	15,413	(12,912)
Operations and maintenance	15,193	8,411	25,456	16,687
Administrative and general	9,863	9,920	18,988	19,950
Depreciation and amortization	10,468	10,369	20,844	20,700
Amortization of regulatory asset/(liability), net	973	1,127	1,717	2,211
Accretion of asset retirement obligations	940	885	1,858	1,770
Taxes, other than income taxes	2,089	2,191	4,223	4,418

Total Operating Expenses	184,432	203,479	392,494	421,224

Operating Margin	13,848	15,573	28,213	29,923
Other expense, net	(559)	(487)	(1,135)	(981)
Gain on investments, net	—	1,621	—	434
Investment income	1,319	1,428	2,331	2,813
Interest charges, net	(12,134)	(15,101)	(24,445)	(26,796)
Income taxes	5	5	10	10

Net Margin including Non-controlling interest	2,479	3,039	4,974	5,403
Non-controlling interest	19	16	40	40

Net Margin attributable to ODEC	2,498	3,055	5,014	5,443
Patronage Capital – Beginning of Period	353,001	342,066	350,485	339,678

Patronage Capital – End of Period	$355,499	$345,121	$355,499	$345,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$4,974	$5,403
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	20,844	20,700
Other non-cash charges	6,943	6,076
Amortization of lease obligations	2,399	2,240
Interest on lease deposits	(1,343)	(1,311)
Change in current assets	(13,269)	28,081
Change in deferred energy	15,413	(12,912)
Change in current liabilities	(28,477)	(35,045)
Change in regulatory assets and liabilities	(1,137)	(3,578)
Change in deferred charges and credits	(2,813)	2,649

Net Cash Provided by Operating Activities	3,534	12,303

Financing Activities:
Issuance of long-term debt	—	350,000
Debt issuance costs	—	(2,342)
Payment of long-term debt	—	(216,000)
Draws on revolving credit facilities	—	52,257
Repayments on revolving credit facilities	—	(59,300)

Net Cash Provided by Financing Activities	—	124,615

Investing Activities:
Purchases of held to maturity securities	(50,037)	(65,661)
Proceeds from held to maturity securities	41,000	56,607
Proceeds from sale of trading securities	—	418
Increase in other investments	(3,090)	(2,560)
Electric plant additions	(17,625)	(19,201)
Gain on investments, net	—	(434)

Net Cash Used for Investing Activities	(29,752)	(30,831)

Net Change in Cash and Cash Equivalents	(26,218)	106,087
Cash and Cash Equivalents – Beginning of Period	63,756	4,391

Cash and Cash Equivalents – End of Period	$37,538	$110,478

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2012, and our consolidated results of operations, and cash flows for the three and six months ended June 30, 2012 and 2011. The consolidated results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net consolidated assets were $13.1 million at June 30, 2012, and December 31, 2011. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

We do not have any other comprehensive income for the periods presented.

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

2.	Fair Value Measurements

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$107,174	$56,481	$50,693	$—
Unrestricted investments and other (3)	113	113	—	—

Total Financial Assets	$107,287	$56,594	$50,693	$—

Derivatives – gas and power (4)	$2,205	$950	$1,255	$—

Total Financial Liabilities	$2,205	$950	$1,255	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$101,474	$54,781	$46,693	$—
Unrestricted investments and other(3)	91	91	—	—

Total Financial Assets	$101,565	$54,872	$46,693	$—

Derivatives – gas and power (4)	$5,170	$888	$4,282	$—

Total Financial Liabilities	$5,170	$888	$4,282	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.
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
(4)

Derivatives—gas and power represent natural gas futures contracts and purchased power contracts, which are recorded on our balance sheet in deferred credits and other liabilities—other. The level 2 derivatives—gas and power include gas and purchased power contracts valued by ACES. The gas contracts are indexed against NYMEX and the purchased power contracts are valued using observable market inputs for similar transactions. For additional information about our derivative financial instruments, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

We did not have any financial assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

3.	Derivatives and Hedging:

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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of June 30, 2012 Quantity	As of December 31, 2011 Quantity
Natural gas	MMBTU	3,100,000	3,800,000
Purchased power	MWh	—	213,120

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
	Balance Sheet Location	As of June 30, 2012	As of December 31, 2011
		(in thousands)
Derivatives in a liability position:

Natural gas futures contracts	Deferred credits and other liabilities – other	$2,205	$3,295
Purchased power contracts	Deferred credits and other liabilities – other	—	1,875

Total derivatives in a liability position		$2,205	$5,170

The Effect of Derivative Instruments on the Statement of Revenues, Expenses, and Patronage Capital

for the Three and Six Months Ended June 30, 2012 and 2011

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability as of June 30,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended June 30,		Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Six Months Ended June 30,
	2012	2011		2012	2011	2012	2011
	(in thousands)			(in thousands)		(in thousands)
Natural gas futures contracts (1)	$(6,775)	$(4,777)	Fuel	$(2,079)	$(249)	$(2,079)	$(3,553)
Purchased power contracts	—	—	Purchased power	237	56	(2,736)	539

Total	$(6,775)	$(4,777)		$(1,842)	$(193)	$(4,815)	$(3,014)

(1)	As of June 30, 2012 and 2011, includes a regulatory asset of $4.6 million and $0.9 million, respectively, to be recognized in future periods as the result of the contracts being effectively settled.

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

4.	Investments

Investments were as follows at June 30, 2012 and December 31, 2011:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)
June 30, 2012

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$43,202	$3,584	$—	$46,786	$46,786
Equity securities	Available for sale	53,207	10,136	(2,997)	60,346	60,346
Cash and other	Available for sale	42	—	—	42	42

Total Nuclear Decommissioning Trust		$96,451	$13,720	$(2,997)	$107,174	$107,174

Lease deposits (2)
Government obligations	Held to maturity	$93,061	$11,230	$—	$104,291	$93,061

Total Lease Deposits		$93,061	$11,230	$—	$104,291	$93,061

Unrestricted investments
Government obligations	Held to maturity	$50,074	$—	$(8)	$50,066	$50,074

Total Unrestricted Investments		$50,074	$—	$(8)	$50,066	$50,074

Other
Equity securities	Available for sale	$111	$2	$—	$113	$113
Non-marketable equity investments (3)	Equity	1,808	—	—	1,808	1,808

Total Other		$1,919	$2	$—	$1,921	$1,921

				Total Carrying Value		$252,230

December 31, 2011

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$42,528	$2,475	$—	$45,003	$45,003
Equity securities	Available for sale	51,654	7,689	(2,997)	56,346	56,346
Cash and other	Available for sale	125	—	—	125	125

Total Nuclear Decommissioning Trust		$94,307	$10,164	$(2,997)	$101,474	$101,474

Lease deposits (2)
Government obligations	Held to maturity	$91,718	$9,862	$—	$101,580	$91,718

Total Lease Deposits		$91,718	$9,862	$—	$101,580	$91,718

Unrestricted investments
Government obligations	Held to maturity	$40,111	$5	$—	$40,116	$40,111

Total Unrestricted Investments		$40,111	$5	$—	$40,116	$40,111

Other
Equity securities	Available for sale	$96	$—	$(5)	$91	$91
Non-marketable equity investments (3)	Equity	1,805	—	—	1,805	1,805

Total Other		$1,901	$—	$(5)	$1,896	$1,896

				Total Carrying Value		$235,199

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

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

(3)	We believe the carrying value approximates fair value for our equity investments.

Our investments by classification at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012		December 31, 2011
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for sale	$96,562	$107,287	$94,403	$101,565
Held to maturity	143,135	143,135	131,829	131,829
Equity	1,808	1,808	1,805	1,805

	$241,505	$252,230	$228,037	$235,199

Contractual maturities of unrestricted debt securities at June 30, 2012, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for sale	$—	$—	$—	$—	$—
Held to maturity	50,074	—	—	—	50,074

	$50,074	$—	$—	$—	$50,074

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

Critical Accounting Policies

As of June 30, 2012, there have been no significant changes in our critical accounting policies as disclosed in our 2011 Annual Report on Form 10-K. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, accounting for asset retirement obligations, and accounting for derivative contracts.

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. See Note 1—Notes to Condensed Consolidated Financial Statements in Part 1, Item 1.

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

Weather affects the demand for electricity. We experienced milder weather during the three and six months ended June 30, 2012, as compared to the same periods in 2011, which resulted in a reduction in our member distribution cooperatives’ customers’ requirements for power.

Fuel and purchased power expenses are affected by market pricing, the output provided by our owned generation, and our member distribution cooperatives’ customers’ requirements for power. Fuel expense decreased for the three months ended June 30, 2012, as compared to the same period in 2011, primarily as a result of maintenance outages at Clover. Fuel expense also decreased for the six months ended June 30, 2012, as compared to the same period in 2011. The decrease was the result of a decrease in the average cost of fuel for our combustion turbine facilities, decreased economic dispatch of our combustion turbine facilities, and the maintenance outages at Clover. Purchased power expense decreased for the three and six months ended June 30, 2012, as compared to the same periods in 2011 due to a decrease in the average cost of purchased power and the decrease in our member distribution cooperatives’ customers’ requirements for power.

Deferred energy expense represents the difference between energy revenues and energy expenses. In the three and six months ended June 30, 2012, we over-collected energy costs from our member distribution cooperatives as compared to the same periods in 2011 when we under-collected energy costs. Over-collected energy costs appear as a liability on our Condensed Consolidated Balance Sheet and will be refunded to our member distribution cooperatives in subsequent periods through our formulary rate. For further discussion on deferred energy, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy in our 2011 Annual Report on Form 10-K.

Operations and maintenance expense is affected by scheduled and unscheduled outages at our generating facilities. During the three and six months ended June 30, 2012, both units at Clover experienced scheduled and unscheduled outages and North Anna Unit 1 experienced scheduled and unscheduled outages. The unscheduled outages at both facilities were primarily due to extensions of original scheduled outages to address additional maintenance items.

We have a Margin Stabilization Plan that allows us to review our actual capacity-related costs of service and capacity revenue and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors. In accordance with our Margin Stabilization Plan, as of June 30, 2012, we had $6.9 million recorded as accounts payable—members as compared to $4.9 million as of December 31, 2011. For further discussion on our margin stabilization plan, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization Plan in our 2011 Annual Report on Form 10-K.

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

The formulary rate has three main components: a demand rate, a base energy rate and an energy adjustment rate. The formulary rate identifies the cost components that we can collect through rates, but not the actual amounts to be collected. With limited minor exceptions, we can change our rates periodically to match the costs we have incurred and we expect to incur without seeking FERC approval. For further discussion on our formulary rate, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate in our 2011 Annual Report on Form 10-K.

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear generating facility; our three combustion turbine facilities—Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot purchases of energy in the open market. Our power supply resources for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	373,838	13.4%	600,728	18.6%	1,081,149	17.8%	1,389,603	20.4%
North Anna	402,941	14.4	478,994	14.8	829,059	13.7	954,308	14.0
Louisa	18,473	0.7	34,928	1.1	31,946	0.5	46,349	0.7
Marsh Run	30,819	1.1	37,137	1.2	61,510	1.0	63,750	0.9
Rock Springs	18,574	0.7	30,216	0.9	18,574	0.3	30,216	0.4
Distributed Generation	170	—	209	—	173	—	211	—

Total Generated	844,815	30.3	1,182,212	36.6	2,022,411	33.3	2,484,437	36.4

Purchased:
Other than renewable	1,848,678	66.3	1,949,294	60.3	3,805,900	62.6	4,096,573	60.1
Renewable (1)	96,340	3.4	100,606	3.1	248,682	4.1	239,150	3.5

Total Purchased	1,945,018	69.7	2,049,900	63.4	4,054,582	66.7	4,335,723	63.6

Total Available Energy	2,789,833	100.0%	3,232,112	100.0%	6,076,993	100.0%	6,820,160	100.0%

(1)

Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and any remaining renewable energy credits are sold to non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our baseload generating facilities, Clover and North Anna. Baseload generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-fired facilities have relatively low variable costs, as compared to combustion turbine facilities such as Louisa, Marsh Run, and Rock Springs. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they are more expensive to operate and, as a result, are dispatched only when the market price of energy makes their operation economical or when their operation is required by PJM for system reliability purposes. For further discussion on PJM, see Item 1 Business—Power Supply Resources—PJM in our 2011 Annual Report on Form 10-K. Owners of power plants incur the fixed costs of these facilities whether or not the units operate.

Our generating facilities are under dispatch control of PJM. Typically, nuclear facilities are almost always dispatched, and coal-fired and combustion turbine facilities are dispatched based upon economic factors including the market price of energy. The operational availability of Clover for the three and six months ended June 30, 2012 and 2011, was as follows:

	Clover
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unit 1	27.0%	90.1%	62.4%	95.0%
Unit 2	84.9	87.6	92.0	91.9
Combined	56.0	88.8	77.2	93.5

The output of Clover and North Anna for the three and six months ended June 30, 2012 and 2011, as a percentage of the maximum dependable capacity rating of the facilities, was as follows:

	Clover				North Anna
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Unit 1	19.4%	64.6%	46.8%	75.3%	66.1%	101.2%	71.6%	101.4%
Unit 2	61.1	63.8	68.5	73.0	102.6	102.2	103.1	102.6
Combined	40.2	64.2	57.7	74.2	84.3	101.7	87.5	102.0

The scheduled maintenance outages and unscheduled outages for Clover for the three and six months ended June 30, 2012 and 2011, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in days)		(in days)		(in days)		(in days)
Unit 1	53.0	7.9	54.0	7.9	13.4	1.1	15.4	1.1
Unit 2	8.0	8.1	8.0	8.1	5.7	3.1	6.6	6.5

Combined	61.0	16.0	62.0	16.0	19.1	4.2	22.0	7.6

The scheduled maintenance and refueling outages and unscheduled outages for North Anna for the three and six months ended June 30, 2012 and 2011, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in days)		(in days)		(in days)		(in days)
Unit 1	15.0	—	36.0	—	15.2	—	15.9	—
Unit 2	—	—	—	—	—	—	—	—

Combined	15.0	—	36.0	—	15.2	—	15.9	—

During the three and six months ended June 30, 2012 and 2011, the operational availability of our Louisa, Marsh Run, and Rock Springs combustion turbine facilities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Louisa	99.4%	98.5%	99.4%	98.3%
Marsh Run	99.8	99.5	99.8	97.8
Rock Springs	99.8	96.8	94.4	98.4

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

Results of Operations

Operating Revenues

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and six months ended June 30, 2012 and 2011, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives
Base energy revenues	$46,573	$48,379	$100,022	$107,769
Energy adjustment revenues	70,936	72,689	158,731	160,259

Total energy revenues	117,509	121,068	258,753	268,028
Demand (capacity) revenues	77,865	79,937	153,655	158,908

Total revenues from sales to member distribution cooperatives	195,374	201,005	412,408	426,936
Non-members	2,906	18,047	8,299	24,211

Total operating revenues	$198,280	$219,052	$420,707	$451,147

Average cost to member distribution cooperatives (per MWh)	$72.72	$73.00	$71.56	$69.95

Our energy sales in MWh to our member distribution cooperatives and non-members, and demand sales in MW to our member distribution cooperatives for the three and six months ended June 30, 2012 and 2011, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	2,686,657	2,753,493	5,762,923	6,103,575
Non-members	96,392	418,763	283,491	594,664

Total energy sales	2,783,049	3,172,256	6,046,414	6,698,239

	(in MW)		(in MW)
Demand sales to Member distribution cooperatives	5,638	5,787	12,088	12,429

Our energy sales in MWh to our member distribution cooperatives for the three and six months ended June 30, 2012, were 2.4% and 5.6% lower, respectively, as compared to the same periods in 2011. Our demand sales in MW to our member distribution cooperatives for the three and six months ended June 30, 2012, were 2.6% and 2.7% lower, respectively, as compared to the same periods in 2011. These decreases were primarily a result of milder weather in 2012 as compared to 2011.

Our energy sales in MWh to non-members for the three and six months ended June 30, 2012 were 77.0% and 52.3% lower, respectively, as compared to the same periods in 2011. Sales to non-members consist of sales of excess purchased and generated energy.

Total revenues from sales to our member distribution cooperatives for the three and six months ended June 30, 2012, decreased $5.6 million, or 2.8%, and $14.5 million, or 3.4%, respectively, as compared to the same periods in 2011. The decrease in total revenues for the three months ended June 30, 2012, is primarily related to the 2.4% decrease in our energy sales volume. The decrease in total revenues for the six months ended June 30, 2012, is primarily related to the 5.6% decrease in our energy sales volume, partially offset by a 2.2% increase in our total energy rate (our total energy rate includes our base energy rate and our energy rate). Additionally, the capacity costs we incurred, and thus the capacity-related revenues we reflected, for the three and six months ended June 30, 2012, were 2.6% and 3.3% lower, respectively, as compared to the same periods in 2011, primarily due to a decrease in the cost of purchased capacity.

Our average cost per MWh to member distribution cooperatives for the three months ended June 30, 2012, was relatively flat and for the six months ended June 30, 2012, increased $1.61 per MWh, or 2.3%, as compared to the same periods in 2011. The increase for the six months ended June 30, 2012, was primarily due to the 2.2% increase in our total energy rate, and an increase in the average cost of demand (capacity) on a per MWh basis. Our capacity-related revenues for the six months ended June 30, 2012, decreased 3.3%, while our MWh volume decreased 5.6%, resulting in a higher average cost of demand on a per MWh basis, as compared to the same period in 2011.

Non-member revenue decreased $15.1 million, or 83.9%, and $15.9 million, or 65.7%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 due to the 77.0% and 52.3% decrease in the volume of excess energy sales, respectively, and a decrease in the average price.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Fuel	$19,263	$26,901	$46,797	$62,116
Purchased power	119,654	145,025	257,198	306,284
Deferred energy	5,989	(1,350)	15,413	(12,912)
Operations and maintenance	15,193	8,411	25,456	16,687
Administrative and general	9,863	9,920	18,988	19,950
Depreciation and amortization	10,468	10,369	20,844	20,700
Amortization of regulatory asset/(liability), net	973	1,127	1,717	2,211
Accretion of asset retirement obligations	940	885	1,858	1,770
Taxes other than income taxes	2,089	2,191	4,223	4,418

Total Operating Expenses	$184,432	$203,479	$392,494	$421,224

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

Total operating expenses decreased $19.0 million, or 9.4%, and $28.7 million, or 6.8%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily due to decreases in purchased power and fuel expenses partially offset by increases in deferred energy and operations and maintenance expenses.

•

Purchased power expense, which includes the cost of purchased energy, capacity, and transmission, decreased $25.4 million, or 17.5%, and $49.1 million, or 16.0%, for the three and six months ended June 30, 2012, respectively. The average cost of purchased power was 13.0% and 10.2% lower for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. Additionally, the volume of purchased power decreased 5.1% and 6.5% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily due to milder weather.

•

Fuel expense decreased $7.6 million, or 28.4%, and $15.3 million, or 24.7%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The decrease for the three months was primarily a result of the maintenance outages at Clover. The decrease for the six months was the result of a decrease in the average cost of fuel for our combustion turbine facilities, decreased economic dispatch of our combustion turbine facilities by PJM, and the maintenance outages at Clover.

•

Deferred energy expense increased $7.3 million and $28.3 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. For the three and six months ended June 30, 2012, we over-collected $6.0 million and $15.4 million, respectively, in energy costs; whereas for the same periods in 2011, we under-collected $1.4 million and $12.9 million, respectively, in energy costs. Our deferred energy balance was a net over-collection of energy costs of $34.7 million at December 31, 2011, as compared to a net over-collection of energy costs of $50.1 million at June 30, 2012.

•

Operations and maintenance expense increased $6.8 million, or 80.6%, and $8.8 million, or 52.5%, due to scheduled and unscheduled maintenance outages at Clover and North Anna during the three and six months ended June 30, 2012, as compared to the same periods in 2011.

Other Items

Investment Income

Investment income decreased for the three and six months ended June 30, 2012, by $0.1 million, or 7.6%, and $0.5 million, or 17.1%, respectively, primarily due to lower income earned on our nuclear decommissioning trust in 2012 as compared to 2011.

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our credit facilities, and capitalized interest. The major components of interest charges, net for the three and six months ended June 30, 2012 and 2011, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(12,151)	$(14,525)	$(24,292)	$(25,773)
Other	(330)	(750)	(766)	(1,442)

Total Interest Charges	(12,481)	(15,275)	(25,058)	(27,215)
Allowance for borrowed funds used during construction	347	174	613	419

Interest Charges, net	$(12,134)	$(15,101)	$(24,445)	$(26,796)

Interest expense on long-term debt decreased $2.4 million, or 16.3%, and $1.5 million, or 5.7%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. We issued $350.0 million of debt in April 2011 and repaid $215.0 million of maturing debt in June 2011, resulting in additional interest expense on long-term debt for the three and six months ended June 30, 2011.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, decreased $0.6 million, or 18.2%, and $0.4 million, or 7.9%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 due to lower total interest charges.

Financial Condition

The principal changes in our financial condition from December 31, 2011 to June 30, 2012, were caused by the decrease in accounts payable—members, substantially offset by increases in deferred energy, unrestricted investments and other, and fuel, materials, and supplies.

•

Accounts payable—members decreased $33.1 million due to the $35.1 million decrease in member prepayments and the $2.0 million increase in the margin stabilization adjustment as compared to December 2011.

•	Deferred energy increased $15.4 million as a result of the over-collection of our energy costs in 2012.

•	Unrestricted investments and other increased $10.0 million as a result of the investment of excess working capital.

•	Fuel, materials, and supplies increased $8.5 million primarily as a result of increased coal supply at Clover.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our credit facilities, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first six months of 2012 and 2011 our operating activities provided cash flows of $3.5 million and $12.3 million, respectively. Operating activities in 2012 were primarily impacted by the following:

•

Current liabilities changed $28.5 million primarily due to the $33.1 million decrease in accounts payable—members partially offset by the $3.0 million increase in accounts payable and the $1.6 million increase in accrued expenses.

•	Deferred energy changed $15.4 million due to the over-collection of energy costs in 2012.

•

Current assets changed $13.3 million primarily due to the $8.5 million increase in fuel, materials, and supplies, the $4.2 million increase in accounts receivable—deposits and the $3.4 million increase in accounts receivable—members.

Credit Facilities

In addition to liquidity from our operating activities, we currently maintain a $500.0 million, five-year revolving credit facility to cover our short-term and medium-term funding needs. At June 30, 2012 and December 31, 2011, we did not have any borrowings outstanding under this facility.

Financings

We fund the portion of our capital expenditures that we are not able to supply from operations through financings in the debt capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating facilities.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. We expect that cash flows from our operations, our syndicated credit facility, and potential long-term borrowings will be sufficient to meet our currently anticipated operational and capital requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2012.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 8, 2012	/s/ Robert L. Kees
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