Form 10-Q
period 2012-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2012-11-07
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
Clover	Clover Power Station
DOE	Department of Energy
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
MW	Megawatt(s)
MWh	Megawatt hour(s)
North Anna	North Anna Nuclear Power Station
ODEC, We, Our	Old Dominion Electric Cooperative
PJM	PJM Interconnection, LLC
TEC	TEC Trading, Inc.
Virginia Power	Virginia Electric and Power Company
XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,648,469	$1,638,938
Less accumulated depreciation	(720,245)	(697,031)

	928,224	941,907
Nuclear fuel, at amortized cost	23,191	22,838
Construction work in progress	40,282	48,160

Net Electric Plant	991,697	1,012,905

Investments:
Nuclear decommissioning trust	112,462	101,474
Lease deposits	93,459	91,718
Unrestricted investments and other	52,962	42,007

Total Investments	258,883	235,199

Current Assets:
Cash and cash equivalents	83,945	63,756
Accounts receivable	8,388	7,210
Accounts receivable - deposits	4,600	6,500
Accounts receivable - members	79,373	82,236
Fuel, materials, and supplies	63,100	53,771
Prepayments and other	1,602	3,187

Total Current Assets	241,008	216,660

Deferred Charges:
Regulatory assets	88,210	98,964
Other	9,097	10,252

Total Deferred Charges	97,307	109,216

Total Assets	$1,588,895	$1,573,980

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$357,974	$350,485
Non-controlling interest	13,037	13,093

Total Patronage capital and Non-controlling interest	371,011	363,578
Long-term debt	766,128	766,128

Total Capitalization	1,137,139	1,129,706

Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	60,341	65,416
Accounts payable - members	54,615	81,224
Accrued expenses	19,731	4,863
Deferred energy	59,080	34,712

Total Current Liabilities	222,059	214,507

Deferred Credits and Other Liabilities:
Asset retirement obligations	75,940	73,141
Obligations under long-term leases	72,885	69,285
Regulatory liabilities	74,618	75,580
Other	6,254	11,761

Total Deferred Credits and Other Liabilities	229,697	229,767

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,588,895	$1,573,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Operating Revenues	$224,244	$229,909	$644,951	$681,056

Operating Expenses:
Fuel	23,608	28,573	70,405	90,689
Purchased power	145,235	149,258	402,433	455,542
Deferred energy	8,955	28	24,368	(12,884)
Operations and maintenance	8,677	12,305	34,133	28,992
Administrative and general	9,356	9,142	28,344	29,092
Depreciation and amortization	10,568	10,382	31,412	31,082
Amortization of regulatory asset/(liability), net	(1,601)	819	116	3,030
Accretion of asset retirement obligations	941	886	2,799	2,656
Taxes, other than income taxes	2,119	1,917	6,342	6,335

Total Operating Expenses	207,858	213,310	600,352	634,534

Operating Margin	16,386	16,599	44,599	46,522
Other expense, net	(514)	(477)	(1,649)	(1,458)
Loss on investments, net	(2,156)	(1,388)	(2,156)	(954)
Investment income	872	1,060	3,203	3,873
Interest charges, net	(12,133)	(13,132)	(36,578)	(39,928)
Income taxes	4	2	14	12

Net Margin including Non-controlling interest	2,459	2,664	7,433	8,067
Non-controlling interest	16	6	56	46

Net Margin attributable to ODEC	2,475	2,670	7,489	8,113
Patronage Capital - Beginning of Period	355,499	345,121	350,485	339,678

Patronage Capital - End of Period	$357,974	$347,791	$357,974	$347,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$7,433	$8,067
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	31,412	31,082
Other non-cash charges	10,711	8,282
Amortization of lease obligations	3,600	3,363
Interest on lease deposits	(2,024)	(1,977)
Change in current assets	(4,159)	37,670
Change in deferred energy	24,368	(12,884)
Change in current liabilities	(16,816)	(25,332)
Change in regulatory assets and liabilities	1,698	(4,070)
Change in deferred charges and credits	(3,553)	3,734

Net Cash Provided by Operating Activities	52,670	47,935

Financing Activities:
Issuance of long-term debt	—	350,000
Debt issuance costs	—	(2,342)
Payment of long-term debt	—	(216,000)
Draws on revolving credit facilities	—	52,257
Repayments on revolving credit facilities	—	(59,300)

Net Cash Provided by Financing Activities	—	124,615

Investing Activities:
Purchases of held to maturity securities	(51,037)	(108,121)
Proceeds from sale of held to maturity securities	41,000	99,221
Purchases of available for sale securities	(24,290)	—
Proceeds from sale of available for sale securities	24,308	—
Proceeds from sale of trading securities	—	11,089
Increase in other investments	(3,532)	(3,287)
Electric plant additions	(18,930)	(27,295)
Loss on investments, net	—	954

Net Cash Used for Investing Activities	(32,481)	(27,439)

Net Change in Cash and Cash Equivalents	20,189	145,111
Cash and Cash Equivalents - Beginning of Period	63,756	4,391

Cash and Cash Equivalents - End of Period	$83,945	$149,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2012, and our consolidated results of operations, and cash flows for the three and nine months ended September 30, 2012 and 2011. The consolidated results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member consumers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net consolidated assets were $13.0 million and $13.1 million at September 30, 2012 and December 31, 2011, respectively. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

Our rates are set periodically by a formula that was accepted for filing by FERC, but are not regulated by the respective public service commissions of the states in which our member distribution cooperatives operate.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$112,462	$37,885	$74,577	$—
Unrestricted investments and other (3)	119	119	—	—

Total Financial Assets	$112,581	$38,004	$74,577	$—

Derivatives - gas and power (4)	$448	$448	$—	$—

Total Financial Liabilities	$448	$448	$—	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$101,474	$54,781	$46,693	$—
Unrestricted investments and other (3)	91	91	—	—

Total Financial Assets	$101,565	$54,872	$46,693	$—

Derivatives - gas and power (4)	$5,170	$888	$4,282	$—

Total Financial Liabilities	$5,170	$888	$4,282	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.
(2)

Nuclear decommissioning trust includes investments that are available for sale and classified as level 2. These level 2 assets consist of an equity fund that attempts to replicate the return of the S&P 500, an equity fund that invests in small capitalization stocks, and during the third quarter of 2012, an equity fund that invests in international stocks. The fair values of the investments in the nuclear decommissioning trust have been estimated using the net asset value per share.

(3)	Unrestricted investments and other includes investments that are available for sale and classified as level 1 related to equity securities.
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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of September 30, 2012 Quantity	As of December 31, 2011 Quantity

Natural gas	MMBTU	650,000	3,800,000
Purchased power	MWh	—	213,120

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
	Balance Sheet Location	As of September 30, 2012	As of December 31, 2011
		(in thousands)
Derivatives in a liability position:

Natural gas futures contracts	Deferred credits and other liabilities - other	$448	$3,295
Purchased power contracts	Deferred credits and other liabilities - other	—	1,875

Total derivatives in a liability position		$448	$5,170

The Effect of Derivative Instruments on the Statement of Revenues, Expenses, and Patronage Capital

for the Three and Nine Months Ended September 30, 2012 and 2011

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability as of September 30,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Nine Months Ended September 30,
	2012	2011		2012	2011	2012	2011
	(in thousands)			(in thousands)		(in thousands)

Natural gas futures contracts (1)	$(2,087)	$(3,574)	Fuel	$(4,443)	$(2,435)	$(6,522)	$(5,989)
Purchased power contracts	—	—	Purchased power	—	—	(2,736)	539

Total	$(2,087)	$(3,574)		$(4,443)	$(2,435)	$(9,258)	$(5,450)

(1)

As of September 30, 2012 and 2011, includes a regulatory asset of $1.6 million and $44.5 thousand, respectively, to be recognized in future periods as the result of the contracts being effectively settled.

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

4.	Investments

Investments were as follows at September 30, 2012 and December 31, 2011:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
				(in thousands)
September 30, 2012

Nuclear decommissioning trust (1)(2)
Debt securities	Available for sale	$34,105	$3,504	$—	$37,609	$37,609
Equity securities	Available for sale	60,682	13,895	—	74,577	74,577
Cash and other	Available for sale	276	—	—	276	276

Total Nuclear Decommissioning Trust		$95,063	$17,399	$—	$112,462	$112,462

Lease deposits (3)
Government obligations	Held to maturity	$93,459	$11,661	$—	$105,120	$93,459

Total Lease Deposits		$93,459	$11,661	$—	$105,120	$93,459

Unrestricted investments
Government obligations	Held to maturity	$50,030	$2	$—	$50,032	$50,030
Debt securities	Held to maturity	1,000	—	—	1,000	1,000

Total Unrestricted Investments		$51,030	$2	$—	$51,032	$51,030

Other
Equity securities	Available for sale	$111	$8	$—	$119	$119
Non-marketable equity investments (4)	Equity	1,813	—	—	1,813	1,813

Total Other		$1,924	$8	$—	$1,932	$1,932

						$258,883

December 31, 2011

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$42,528	$2,475	$—	$45,003	$45,003
Equity securities	Available for sale	51,654	7,689	(2,997)	56,346	56,346
Cash and other	Available for sale	125	—	—	125	125

Total Nuclear Decommissioning Trust		$94,307	$10,164	$(2,997)	$101,474	$101,474

Lease deposits (3)
Government obligations	Held to maturity	$91,718	$9,862	$—	$101,580	$91,718

Total Lease Deposits		$91,718	$9,862	$—	$101,580	$91,718

Unrestricted investments
Government obligations	Held to maturity	$40,111	$5	$—	$40,116	$40,111

Total Unrestricted Investments		$40,111	$5	$—	$40,116	$40,111

Other
Equity securities	Available for sale	$96	$—	$(5)	$91	$91
Non-marketable equity investments (4)	Equity	1,805	—	—	1,805	1,805

Total Other		$1,901	$—	$(5)	$1,896	$1,896

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

(2)	In the third quarter of 2012, we rebalanced our investments in the nuclear decommissioning trust.
(3)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
(4)	We believe the carrying value approximates fair value for our equity investments.

Our investments by classification at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012		December 31, 2011
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)		(in thousands)
Available for sale	$95,174	$112,581	$94,403	$101,565
Held to maturity	144,489	144,489	131,829	131,829
Equity	1,813	1,813	1,805	1,805

	$241,476	$258,883	$228,037	$235,199

Contractual maturities of unrestricted debt securities at September 30, 2012, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for sale	$—	$—	$—	$—	$—
Held to maturity	51,030	—	—	—	51,030

	$51,030	$—	$—	$—	$51,030

The contractual maturities of our restricted debt securities related to our nuclear decommissioning trust have not been disclosed since all maturities are prior to the estimated decommissioning date nor have we disclosed the contractual maturities of our restricted debt securities related to our lease deposits since all maturities are concurrent with the transaction maturity date.

5.	Other

Nuclear Decommissioning Trust

In accordance with regulatory accounting, we defer the difference between asset retirement expense, and interest income and realized gains and losses on the nuclear decommissioning trust, to our regulatory liability (North Anna asset retirement obligation deferral). For additional supplemental information, see Note 10 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. In July 2012, the investments in the nuclear decommissioning trust were rebalanced resulting in a net realized loss of $2.2 million. This loss is recorded in “Loss on investments, net” on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital (Unaudited); however, the loss is deferred to the regulatory liability referred to above via “Amortization of regulatory asset/liability, net.” Therefore, there is no net impact on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital (Unaudited). The impact on the Condensed Consolidated Statements of Cash Flows (Unaudited) is reflected in the purchases of and proceeds from sale of available for sale securities.

Spent	Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract. In 2004, Virginia Power filed a lawsuit seeking recovery of damages in connection with the DOE’s failure to commence accepting spent nuclear fuel from North Anna. A trial held in 2008 ruled in favor of Virginia Power and the DOE filed an appeal. In 2011, the Federal Appeals Court issued a decision affirming the trial court’s damages award and Virginia Power received a settlement amount for spent fuel costs representing certain spent nuclear fuel-related costs incurred through June 30, 2006. Virginia Power then paid us our proportionate share of the payment, $7.8 million, which we recorded as a $6.7 million reduction to fuel expense and a $1.1 million reduction to operations and maintenance expense in 2011. Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred subsequent to June 30, 2006, and on November 1, 2012, signed a settlement agreement with the DOE. Our proportionate share of these costs from July 1, 2006 through September 30, 2012, is $8.1 million, which we recorded as a $6.0 million reduction to fuel expense, a $2.1 million reduction to property, plant, and equipment, as the settlement includes a reimbursement of costs related to fixed assets, and a receivable of $8.1 million.

6.	Subsequent Event

On October 9, 2012, our Board of Directors approved a decrease to our energy adjustment rate, resulting in a decrease to our total energy rate of approximately 6.8%, effective October 1, 2012. This decrease was implemented due to changes in our realized as well as projected energy costs.

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

Critical Accounting Policies

As of September 30, 2012, there have been no significant changes in our critical accounting policies as disclosed in our 2011 Annual Report on Form 10-K. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, accounting for asset retirement obligations, and accounting for derivative contracts.

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

Weather is one factor that affects the demand for electricity. We experienced slightly milder weather during the three months ended September 30, 2012, and milder weather for the nine months ended September 30, 2012, as compared to the same periods in 2011.

Heating degree days are a measurement tool used to quantify the need to utilize heat for a building, and cooling degree days are a measurement tool used to quantify the need to utilize cooling for a building. The heating degree days and cooling degree days for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Heating degree days	—	—	—	1,662.9	2,130.2	(21.9)
Cooling degree days	1,002.2	1,048.8	(4.4)	1,362.1	1,426.7	(4.5)

Fuel and purchased power expenses are affected by market pricing, the output provided by our owned generation, and our member distribution cooperatives’ customers’ requirements for power. Fuel expense decreased for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. These decreases were the result of decreases in the economic dispatch of, and average cost of fuel for, our combustion turbine facilities, as well as reduced generation due to maintenance outages and economic dispatch considerations at Clover. These decreases were partially offset by an increase in nuclear fuel expense. In 2011, there were unscheduled outages at North Anna partially attributable to an earthquake that resulted in reduced generation. Purchased power expense decreased for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, due to a decrease in the average cost and volume of purchased power.

Deferred energy expense represents the difference between energy revenues and energy expenses. In the three and nine months ended September 30, 2012, we over-collected energy costs from our member distribution cooperatives. In the nine months ended September 30, 2011, we under-collected energy costs from our member distribution cooperatives. Over-collected energy costs appear as a liability on our Condensed Consolidated Balance Sheet and will be refunded to our member distribution cooperatives in subsequent periods through our formulary rate. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2011 Annual Report on Form 10-K.

Operations and maintenance expense is affected by scheduled and unscheduled outages at our generating facilities. During the three months ended September 30, 2012, operations and maintenance expense decreased as compared to the same period in 2011, primarily due to the outages at North Anna in 2011 related to the scheduled maintenance and refueling outage and an earthquake. During the nine months ended September 30, 2012, operations and maintenance expense increased as compared to the same period in 2011, primarily due to a scheduled outage at Clover.

We have a Margin Stabilization Plan that allows us to review our actual capacity-related costs of service and capacity revenue and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors. In accordance with our Margin Stabilization Plan, as of September 30, 2012, we had $17.8 million recorded as accounts payable-members as compared to $4.9 million as of December 31, 2011. For further discussion on our margin stabilization plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization Plan” in Item 7 of our 2011 Annual Report on Form 10-K.

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

The formulary rate has three main components: a demand rate, a base energy rate and an energy adjustment rate. The formulary rate identifies the cost components that we can collect through rates, but not the actual amounts to be collected. With limited minor exceptions, we can change our rates periodically to match the costs we have incurred and we expect to incur without seeking FERC approval. For further discussion on our formulary rate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate” in Item 7 of our 2011 Annual Report on Form 10-K.

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear generating facility; our three combustion turbine facilities—Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot purchases of energy in the open market. Our power supply resources for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	553,475	16.1%	635,812	18.5%	1,634,624	17.2%	2,025,415	19.8%
North Anna	487,580	14.2	277,078	8.1	1,316,639	13.8	1,231,386	12.0
Louisa	36,041	1.0	65,486	1.9	67,987	0.7	111,835	1.1
Marsh Run	56,843	1.7	74,213	2.2	118,353	1.2	137,963	1.3
Rock Springs	46,365	1.3	83,141	2.4	64,939	0.7	113,357	1.1
Distributed Generation	410	—	652	—	583	—	863	—

Total Generated	1,180,714	34.3	1,136,382	33.1	3,203,125	33.6	3,620,819	35.3

Purchased:
Other than renewable	2,197,642	63.8	2,237,551	65.1	6,003,542	63.1	6,334,124	61.8
Renewable (1)	65,922	1.9	60,626	1.8	314,604	3.3	299,776	2.9

Total Purchased	2,263,564	65.7	2,298,177	66.9	6,318,146	66.4	6,633,900	64.7

Total Available Energy	3,444,278	100.0%	3,434,559	100.0%	9,521,271	100.0%	10,254,719	100.0%

(1)

Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and any remaining renewable energy credits are sold to non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our baseload generating facilities, Clover and North Anna. Baseload generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-fired facilities have relatively low variable costs, as compared to combustion turbine facilities such as Louisa, Marsh Run, and Rock Springs. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they are more expensive to operate and, as a result, are dispatched only when the market price of energy makes their operation economical or when their operation is required by PJM for system reliability purposes. For further discussion on PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2011 Annual Report on Form 10-K. Owners of power plants incur the fixed costs of these facilities whether or not the units operate.

Our generating facilities are under dispatch control of PJM. Typically, nuclear facilities are almost always dispatched, and coal-fired and combustion turbine facilities are dispatched based upon economic factors including the market price of energy. The operational availability of Clover for the three and nine months ended September 30, 2012 and 2011, was as follows:

	Clover
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unit 1	96.3%	99.7%	73.8%	96.6%
Unit 2	100.0	99.4	94.7	94.5
Combined	98.1	99.6	84.2	95.6

The output of Clover and North Anna for the three and nine months ended September 30, 2012 and 2011, as a percentage of the maximum dependable capacity rating of the facilities, was as follows:

	Clover				North Anna
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Unit 1	53.6%	67.5%	49.1%	72.7%	101.2%	57.6%	81.7%	86.8%
Unit 2	63.5	66.8	66.8	70.9	100.7	57.5	102.3	87.5
Combined	58.5	67.1	58.0	71.8	101.0	57.6	92.0	87.2

The scheduled maintenance outages and unscheduled outages for Clover for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in days)		(in days)		(in days)		(in days)
Unit 1	—	—	54.0	7.9	3.4	0.3	18.8	1.4
Unit 2	—	—	8.0	8.1	—	1.1	6.6	7.7

Combined	—	—	62.0	16.0	3.4	1.4	25.4	9.1

Also, Clover Unit 1 and Unit 2 were placed on reserve shutdown for approximately 21.3 days and 12.4 days, respectively, for the nine months ended September 30, 2012, due to economic dispatch considerations.

The scheduled maintenance and refueling outages and unscheduled outages for North Anna for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Scheduled Outages				Unscheduled Outages
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in days)		(in days)		(in days)		(in days)
Unit 1	—	—	36.0	—	—	38.4	15.9	38.4
Unit 2	—	20.0	—	20.0	—	18.4	—	18.4

Combined	—	20.0	36.0	20.0	—	56.8	15.9	56.8

During the three and nine months ended September 30, 2012 and 2011, the operational availability of our Louisa, Marsh Run, and Rock Springs combustion turbine facilities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Louisa	98.1%	96.9%	99.0%	97.8%
Marsh Run	96.1	97.1	98.6	97.6
Rock Springs	99.9	99.4	96.2	98.7

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

Results of Operations

Operating Revenues

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives
Base energy revenues	$58,027	$57,004	$158,049	$164,772
Energy adjustment revenues	87,629	86,500	246,360	246,760

Total energy revenues	145,656	143,504	404,409	411,532
Demand (capacity) revenues	74,129	79,130	227,784	238,038

Total revenues from sales to member distribution cooperatives	219,785	222,634	632,193	649,570
Non-members	4,459	7,275	12,758	31,486

Total operating revenues	$224,244	$229,909	$644,951	$681,056

Average cost to member distribution cooperatives (per MWh)	$66.22	$67.97	$69.61	$69.26

Our energy sales in MWh to our member distribution cooperatives and non-members, and demand sales in MW to our member distribution cooperatives for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	3,319,100	3,275,609	9,082,023	9,379,184
Non-members	113,697	158,453	397,188	753,117

Total energy sales	3,432,797	3,434,062	9,479,211	10,132,301

	(in MW)		(in MW)
Demand sales to member distribution cooperatives	6,567	6,455	18,655	18,884

Our energy sales in MWh and demand sales in MW to our member distribution cooperatives for the three months ended September 30, 2012, were 1.3% and 1.7% higher, respectively, as compared to the same period in 2011. Our energy sales in MWh and demand sales in MW to our member distribution cooperatives for the nine months ended September 30, 2012, were 3.2% and 1.2% lower, respectively, as compared to the same period in 2011, primarily as a result of milder weather in 2012 as compared to 2011.

Our energy sales in MWh to non-members for the three and nine months ended September 30, 2012 were 28.2% and 47.3% lower, respectively, as compared to the same periods in 2011. Sales to non-members consist of sales of excess purchased and generated energy.

Total revenues from sales to our member distribution cooperatives for the three and nine months ended September 30, 2012, decreased $2.8 million, or 1.3%, and $17.4 million, or 2.7%, respectively, as compared to the same periods in 2011.

The decrease in total revenues for the three months ended September 30, 2012, was due to the 6.3% decrease in the capacity costs we incurred, and thus the capacity-related revenues we reflected, primarily due to a decrease in operations and maintenance expense. The decrease in total revenues for the nine months ended September 30, 2012, was primarily related to the 4.3% decrease in the capacity costs we incurred, primarily due to a decrease in the cost of purchased capacity and the 3.2% decrease in energy sales volume.

The average cost to member distribution cooperatives is affected by changes in the revenue dollars as well as the sales volumes. Our average cost to member distribution cooperatives per MWh for the three months ended September 30, 2012, decreased $1.75 per MWh, or 2.6% as compared to the same period in 2011. Our capacity-related revenues for the three months ended September 30, 2012, decreased 6.3%, while our MWh volume increased 1.3%, resulting in a lower average cost of demand (capacity) on a per MWh basis, as compared to the same period in 2011. Our average cost to member distribution cooperatives for the nine months ended September 30, 2012, was relatively flat as compared to the same period in 2011.

The following table summarizes the changes to our total energy rate as a result of changes to our energy adjustment rate due to the continued reduction in our realized as well as projected energy costs:

Effective Date of Rate Change:	% Change

April 1, 2011	0.6
October 1, 2011	4.8
April 1, 2012	(4.6)
October 1, 2012	(6.8)

Non-member revenue decreased $2.8 million, or 38.7%, and $18.7 million, or 59.5%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 due to the 28.2% and 47.3% decrease in the volume of excess energy sales, respectively, and a decrease in the average price.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Fuel	$23,608	$28,573	$70,405	$90,689
Purchased power	145,235	149,258	402,433	455,542
Deferred energy	8,955	28	24,368	(12,884)
Operations and maintenance	8,677	12,305	34,133	28,992
Administrative and general	9,356	9,142	28,344	29,092
Depreciation and amortization	10,568	10,382	31,412	31,082
Amortization of regulatory asset/(liability), net	(1,601)	819	116	3,030
Accretion of asset retirement obligations	941	886	2,799	2,656
Taxes, other than income taxes	2,119	1,917	6,342	6,335

Total Operating Expenses	$207,858	$213,310	$600,352	$634,534

Our operating expenses are comprised of the costs that we incur to generate and purchase power to meet the needs of our member distribution cooperatives, and the costs associated with any sales of power to non-members. Our energy costs generally are variable and include fuel expense as well as the energy portion of our purchased power expense. Our capacity or demand costs generally are fixed and include operations and maintenance, administrative and general, and depreciation and amortization expenses, as well as the capacity portion of our purchased power expense. Additionally, all non-operating expenses and income items, including interest charges, net and investment income, are components of our capacity costs. See “Factors Affecting Results—Formulary Rate.”

Total operating expenses decreased $5.5 million, or 2.6%, for the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to decreases in fuel, purchased power, and operations and maintenance expenses, and amortization of regulatory asset/liability, net partially offset by an increase in deferred energy expense.

•

Fuel expense decreased $5.0 million, or 17.4%, primarily as the result of a decrease in the economic dispatch of, and average cost of fuel for, our combustion turbine facilities, as well as economic dispatch considerations at Clover in 2012. These decreases were partially offset by an increase in nuclear fuel expense. In 2011, there were scheduled outages at North Anna as well as unscheduled outages, partially attributable to an earthquake, that resulted in reduced generation during the three months ended September 30, 2011. There were no comparable outages in 2012 as compared to the same period in 2011. Also, we recorded a reduction to fuel expense in 2012 and 2011 related to the DOE spent nuclear fuel refunds; however, the refund was smaller in 2012 than in 2011.

•

Purchased power expense, which includes the cost of purchased energy, capacity, and transmission, decreased $4.0 million, or 2.7%. The volume of purchased power decreased 1.5% and the average cost of purchased power was 1.2% lower for the three months ended September 30, 2012 as compared to the same period in 2011.

•

Operations and maintenance expense decreased $3.6 million, or 29.5%. In 2011, there were scheduled outages at North Anna as well as unscheduled outages, partially attributable to an earthquake, during the three months ended September 30, 2011. There were no comparable outages in 2012 as compared to the same period in 2011.

•

Amortization of regulatory asset/liability, net decreased $2.4 million primarily due to the reclassification of the $2.2 million realized loss to the regulatory liability. In the third quarter of 2012, the nuclear decommissioning trust was rebalanced and resulted in a $2.2 million realized loss, and in accordance with regulatory accounting, was deferred as a regulatory liability.

•

Deferred energy expense increased $8.9 million. For the three months ended September 30, 2012, we over-collected $8.9 million in energy costs; whereas for the same period in 2011, we over-collected $28.0 thousand in energy costs.

Total operating expenses decreased $34.2 million, or 5.4%, for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to decreases in purchased power and fuel expenses partially offset by increases in deferred energy and operations and maintenance expenses.

•

Purchased power expense decreased $53.1 million, or 11.7%. The average cost of purchased power was 7.2% lower as compared to the same period in 2011. Additionally, the volume of purchased power decreased 4.8% primarily due to milder weather.

•

Fuel expense decreased $20.3 million, or 22.4%, primarily as the result of a decrease in the economic dispatch of, and average cost of fuel for, our combustion turbine facilities, as well as reduced generation due to maintenance outages at Clover in 2012. These decreases were partially offset by an increase in nuclear fuel expense. In 2011, there were unscheduled outages at North Anna partially attributable to an earthquake that resulted in reduced generation. Also, we recorded a reduction to fuel expense in 2012 and 2011 related to the DOE spent nuclear fuel refunds; however, the refund was smaller in 2012 than in 2011.

•

Deferred energy expense increased $37.3 million. For the nine months ended September 30, 2012, we over-collected $24.4 million in energy costs; whereas for the same period in 2011, we under-collected $12.9 million. Our deferred energy balance was a net over-collection of energy costs of $34.7 million at December 31, 2011, as compared to a net over-collection of energy costs of $59.1 million at September 30, 2012.

•

Operations and maintenance expense increased $5.1 million, or 17.7%, primarily due to scheduled and unscheduled maintenance outages at Clover during the nine months ended September 30, 2012, as compared to the same period in 2011. The unscheduled outages were primarily due to the extension of original scheduled outages to address additional maintenance items.

Other Items

Loss on Investments, net

In accordance with regulatory accounting, we defer the difference between asset retirement expense, and interest income and realized gains and losses on the nuclear decommissioning trust, to our regulatory liability (North Anna asset retirement obligation deferral). For additional supplemental information, see Note 10 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. In July 2012, the investments in the nuclear decommissioning trust were rebalanced resulting in a net realized loss of $2.2 million. This loss is recorded in “Loss on investments, net” on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital (Unaudited); however, the loss is deferred to the regulatory liability referred to above via “Amortization of regulatory asset/liability, net.” Therefore, there is no net impact on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital (Unaudited). The impact on the Condensed Consolidated Statements of Cash Flows (Unaudited) is reflected in the purchases of and proceeds from sale of available for sale securities.

Investment Income

Investment income decreased for the three and nine months ended September 30, 2012, by $0.2 million, or 17.7%, and $0.7 million, or 17.3%, respectively, primarily due to lower income earned on our nuclear decommissioning trust in 2012 as compared to 2011.

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our credit facilities, and capitalized interest. The major components of interest charges, net for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(12,146)	$(12,530)	$(36,438)	$(38,303)
Other	(241)	(819)	(1,007)	(2,261)

Total Interest Charges	(12,387)	(13,349)	(37,445)	(40,564)
Allowance for borrowed funds used during construction	254	217	867	636

Interest Charges, net	$(12,133)	$(13,132)	$(36,578)	$(39,928)

Interest expense on long-term debt decreased $0.4 million, or 3.1%, and $1.9 million, or 4.9%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. We issued $350.0 million of debt in April 2011 and repaid $215.0 million of maturing debt in June 2011, resulting in additional interest expense on long-term debt for the nine months ended September 30, 2011.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, decreased $0.2 million, or 7.3%, and $0.6 million, or 7.7%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 due to lower total interest charges.

Financial Condition

The principal changes in our financial condition from December 31, 2011 to September 30, 2012, were caused by increases in deferred energy, accrued expenses, nuclear decommissioning trust, and unrestricted investments and other substantially offset by decreases in accounts payable–members and regulatory assets.

•	Deferred energy increased $24.4 million as a result of the over-collection of our energy costs in 2012.

•	Accrued expenses increased $14.9 million primarily as a result of accrued interest on long-term debt.

•	Nuclear decommissioning trust increased $11.0 million, primarily as a result of the unrealized gains in the fair value of the investments.

•	Unrestricted investments and other increased $11.0 million as a result of the investment of excess working capital.

•

Accounts payable–members decreased $26.6 million due to the $39.4 million decrease in member prepayments and the $12.9 million increase in the margin stabilization adjustment as compared to December 2011.

•	Regulatory assets decreased $10.8 million, primarily as a result of the change in the fair value of derivative instruments and the amortization of regulatory assets.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our credit facilities, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first nine months of 2012 and 2011 our operating activities provided cash flows of $52.7 million and $47.9 million, respectively. Operating activities in 2012 were primarily impacted by the following:

•

Current liabilities changed $16.8 million primarily due to the $26.6 million decrease in accounts payable–members and the $5.1 million decrease in accounts payable partially offset by the $14.9 million increase in accrued expenses.

•	Deferred energy changed $24.4 million due to the over-collection of energy costs in 2012.

Credit Facilities

In addition to liquidity from our operating activities, we currently maintain a $500.0 million, five-year revolving credit facility to cover our short-term and medium-term funding needs. At September 30, 2012 and December 31, 2011, we did not have any borrowings outstanding under this facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2012.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 7, 2012	/s/ Robert L. Kees
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