Form 10-K
period 2012-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2013-03-13
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2012 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
ARS	Securities originally issued as auction rate securities, including those that converted to preferred stock
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAIRNOX Allowances	Annual NOx emissions allowances under CAIR
CAIROS Allowances	Annual ozone season NOx emissions allowances under CAIR
CAMR	Clean Air Mercury Rule
CCRs	Coal combustion residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CI	Compression ignition
COO	Chief Operating Officer
Clover	Clover Power Station
CO2	Carbon dioxide
CSAPR	Cross State Air Pollution Rule
DEC	Delaware Electric Cooperative, Inc.
DPSC	Delaware Public Service Commission
DOE	U.S. Department of Energy
EP	Essential Power, LLC, formerly known as North American Energy Alliance, LLC
EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005, as amended
Exelon	Exelon Generation Company, LLC
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gases
Hg	Mercury
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
IRC	Internal Revenue Code of 1986, as amended
kV	Kilovolt
MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxics Standards
Moody’s	Moody’s Investors Services
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
Norfolk Southern	Norfolk Southern Railway Company
North Anna	North Anna Nuclear Power Station
North Anna Unit 3	A potential additional nuclear-powered generating unit at North Anna
NOVEC	Northern Virginia Electric Cooperative
NOx	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NRECA	National Rural Electric Cooperatives Association
ODEC, We, Our	Old Dominion Electric Cooperative
Outside Directors	Members of our board of directors who are not employed by our member distribution cooperatives

Potomac Edison	Potomac Edison Company of Virginia
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Pension Protection Act
Rabobank	Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”
RCRA	Resource Conservation and Recovery Act, as amended
REC	Rappahannock Electric Cooperative
RGGI	Regional Greenhouse Gas Initiative
RPM	Reliability Pricing Model
RPS	Renewable portfolio standards
RTO	Regional transmission organization
RUS	U.S. Department of Agriculture Rural Utilities Service
S&P	Standard & Poor’s Ratings Services
SEPA	Southeastern Power Administration
SO2	Sulfur dioxide
SVEC	Shenandoah Valley Electric Cooperative
TEC	TEC Trading, Inc.
VDEQ	Virginia Department of Environmental Quality
Virginia Power	Virginia Electric and Power Company
VMDAEC	Virginia, Maryland, and Delaware Association of Electric Cooperatives
VSCC	Virginia State Corporation Commission
XBRL	Extensible Business Reporting Language

PART I

ITEM 1. BUSINESS

OVERVIEW

Old Dominion Electric Cooperative was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit power supply cooperative. We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. We serve their power requirements pursuant to long-term, all-requirements wholesale power contracts. Through our member distribution cooperatives, we served more than 550,000 retail electric customers (meters), representing a total population of approximately 1.2 million people in 2012.

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

We are owned entirely by our members, which are the primary purchasers of the power we sell. We have two classes of members. Our Class A members are customer-owned electric distribution cooperatives that are engaged in the retail sale of power to their member-customers. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our member distribution cooperatives primarily serve suburban, rural, and recreational areas. These areas predominantly reflect stable growth in residential capacity and energy requirements both in terms of power sales and number of customers. See “Members—Service Territories and Customers” below.

We are a not-for-profit electric cooperative and are currently exempt from federal income taxation under IRC Section 501(c)(12).

We are not a party to any collective bargaining agreement. We had 108 employees as of March 1, 2013.

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

Revenues from our member distribution cooperatives and the percentage each contributed to total revenues from sales to member distribution cooperatives in 2012 are as follows:

Member Distribution Cooperatives	Revenues	Total Revenues
	(in millions)
Rappahannock Electric Cooperative	$280.4	33.9%
Shenandoah Valley Electric Cooperative	152.1	18.4
Delaware Electric Cooperative, Inc.	95.4	11.5
Choptank Electric Cooperative, Inc.	75.9	9.2
Southside Electric Cooperative	66.0	8.0
A&N Electric Cooperative	48.4	5.8
Mecklenburg Electric Cooperative	40.6	4.9
Prince George Electric Cooperative	22.1	2.7
Northern Neck Electric Cooperative	19.7	2.4
Community Electric Cooperative	14.1	1.7
BARC Electric Cooperative	12.1	1.5

Total	$826.8	100.0%

No individual customer of our member distribution cooperatives constituted more than 3.6% of our revenues from our member distribution cooperatives.

Service Territories and Customers

The territories served by our member distribution cooperatives cover large portions of Virginia, Delaware, and Maryland. These service territories range from the extended suburbs of Washington, D.C. to the Atlantic shores of Virginia, Delaware, and Maryland and to the Appalachian Mountains and the North Carolina border.

Our member distribution cooperatives’ service territories are diverse and encompass primarily rural, suburban, and recreational areas. The unemployment rate in their service territories is below that of the national average. Our member distribution cooperatives’ customers’ requirements for capacity and energy generally are seasonal and increase in winter and summer as home heating and cooling needs increase and then decline in the spring and fall as the weather becomes milder. Our member distribution cooperatives also serve major industries which include manufacturing, poultry, telecommunications, agriculture, forestry and wood products, paper, travel, and trade.

Our member distribution cooperatives’ sales of energy in 2012 totaled approximately 11,542,630 MWh. These sales were divided by customer class as follows:

Customer Class	Percentage of MWh Sales	Percentage of Customers

Residential	58.4%	89.4%
Commercial and industrial	40.3	9.6
Other	1.3	1.0

From 2007 through 2012, our eleven member distribution cooperatives experienced a compound annual growth rate of approximately 6.0% in the number of customers and a compound annual growth rate of 7.6% in energy sales measured in MWh. Our member distribution cooperatives’ service territories continue to experience modest growth due to the expansion of suburban communities into neighboring rural areas and the continuing development of resort and vacation communities within their service territories. Additionally, our member distribution cooperatives can expand their service territories through acquisition. Excluding the Potomac Edison acquisition and the SVEC disposition, both which occurred in 2010, we estimate that our eleven member distribution cooperatives experienced a compound annual growth rate of approximately 1.6% in the number of customers and a compound annual growth rate of approximately 1.5% in energy sales measured in MWh. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Member Distribution Cooperatives—Potomac Edison Acquisition” in Item 7.

Our eleven member distribution cooperatives’ average number of customers per mile of energized line has increased approximately 14.8% since 2007 to approximately 9.4 customers per mile in 2012. System densities of our member distribution cooperatives in 2012 ranged from 6.4 customers per mile in the service territory of BARC Electric Cooperative to 14.4 customers per mile in the service territory of A&N. Excluding the Potomac Edison acquisition and the SVEC disposition, we estimate the average number of customers per mile of energized line increased approximately 3.8% since 2007 to approximately 8.5 customers per mile in 2012. In 2012, the average service density for all distribution electric cooperatives in the United States was approximately 7.4 customers per mile.

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

The principal exception to the all-requirements obligations of the member distribution cooperatives relate to the ability of our mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA. Purchases under this exception constituted approximately 0.8% of our member distribution cooperatives’ total energy requirements and approximately 2.5% of our member distribution cooperatives’ total capacity requirements in 2012.

Two additional limited exceptions to the all-requirements nature of the contract permit the member distribution cooperatives to receive up to the greater of 5.0% of their power requirements or 5 MW from owned generation or other suppliers, and to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. To date, none of our member distribution cooperatives have received any of their power requirements under these exceptions; however, during 2013, we currently anticipate that they will receive approximately 6.5 MW under these exceptions. We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.

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

Our member distribution cooperatives in Virginia are subject to rate regulation by the VSCC in the provision of electric services to their customers but they have the ability to pass through changes in wholesale power costs—the demand and energy costs we charge our member distribution cooperatives—to their customers. Our Virginia member distribution cooperatives also may adjust their rates for distribution service by a maximum net increase or decrease of 5%, on a cumulative basis, in any three year period without approval by the VSCC. Additionally, they may make adjustments to their rates to collect fixed costs through a new or modified fixed monthly charge rather than through volumetric charges associated with energy usage so long as such adjustments are revenue neutral.

The MPSC regulates the rates and services offered by our Maryland member distribution cooperative, other than wholesale power costs which are a pass through to the member distribution cooperative’s customers. Our Delaware member distribution cooperative, DEC, is not regulated by the DPSC, including with respect to wholesale power costs which are a pass through to its customers.

We are not subject to any RPS, however, beginning in 2013, DEC is subject to RPS. To meet the RPS, DEC will purchase renewable energy credits and is constructing a 4 MW solar energy farm expected to be in-service in the second quarter of 2013. In accordance with the wholesale power contract between DEC and us, DEC may receive up to the greater of 5.0% of their power requirements or 5 MW from owned generation or other suppliers. Based on an assumed capacity factor of 38%, the 4 MW solar energy farm is expected to produce approximately 1.5 MW of capacity during the times of our summer peak demands.

Competition

Delaware and Maryland each have laws unbundling the power component (also known as generation) of electric service to retail customers, while maintaining regulation of transmission and distribution services. All retail customers in Delaware and Maryland, including retail customers of our member distribution cooperatives located in those states, are currently permitted to purchase power from the registered supplier of their choice. In Virginia, certain large retail customers have very limited rights to choose their energy suppliers. As of March 1, 2013, no entity had registered to be an alternative power supplier in any of the service territories of our member distribution cooperatives and, as a result, none of their retail customers have switched to an alternative power supplier.

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC), and that do not account for more than 1% of the incumbent utility’s peak load during the past year. Retail choice is also available to any customer whose noncoincident peak demand exceeds 90 MW. Additionally, all customers are permitted to select an alternative power supplier that provides 100% renewable energy if their incumbent utility, such as one of our member distribution cooperatives, does not offer this same option. As of March 1, 2013, seven of our nine Virginia member distribution cooperatives provided this option. Currently, we do not anticipate that these conditions related to retail choice will have a material impact on our financial condition, results of operations, or cash flows.

TEC

TEC is owned by our member distribution cooperatives, and currently is our only Class B member. We have a power sales contract with TEC, under which TEC purchases power from us that we do not need to meet the needs of our member distribution cooperatives and sells this power to the market under market-based rate authority granted by FERC. TEC may acquire natural gas and forward purchase contracts to hedge the price of natural gas to supply our combustion turbine facilities, and may take advantage of other power-related trading opportunities in the market which may help lower our member distribution cooperatives’ costs. TEC does not engage in speculative trading. To facilitate TEC’s participation in the power related markets, we have agreed to provide a maximum of $200.0 million in credit support to TEC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Contingent Obligations—TEC Guarantees” in Item 7.

POWER SUPPLY RESOURCES

General

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities—Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot purchases of energy in the open market. Our energy supply resources for the past three years were as follows:

	Year Ended December 31,
	2012		2011		2010
	(in MWh and percentages)
Generated:
Clover	2,188,463	17.3%	2,583,593	19.5%	3,092,662	24.3%
North Anna	1,772,672	14.0	1,452,147	10.9	1,554,338	12.2
Louisa	73,058	0.6	111,835	0.8	382,211	3.0
Marsh Run	122,149	1.0	149,396	1.1	624,951	4.9
Rock Springs	66,695	0.5	125,119	1.0	193,498	1.5
Distributed Generation	650	—	863	—	897	—

Total Generated	4,223,687	33.4	4,422,953	33.3	5,848,557	45.9
Purchased:
Other than renewable	7,990,984	63.1	8,423,465	63.5	6,692,647	52.5
Renewable (1)	444,364	3.5	429,166	3.2	210,702	1.6

Total Purchased	8,435,348	66.6	8,852,631	66.7	6,903,349	54.1

Total Available Energy	12,659,035	100.0%	13,275,584	100.0%	12,751,906	100.0%

(1)

Related to our contracts from renewable facilities from which we obtain renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members. The renewable energy credits sales were immaterial for the years ended December 31, 2012, 2011, and 2010.

Clover and North Anna, our baseload generating facilities, satisfied approximately 23.4% of our capacity obligations and 31.3% of our energy requirements in 2012. Louisa, Marsh Run and Rock Springs, our peaking generating facilities, collectively provided 45.1% of our 2012 capacity obligations, and 2.1% of our 2012 energy requirements. For a description of our generating facilities, see “Properties” in Item 2. In 2012, we obtained the remainder of our capacity obligations through the PJM RPM capacity auction process and purchased capacity contracts. See “PJM” below. The energy requirements not met by our owned generating facilities were obtained from various suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. See “Power Purchase Contracts” below.

In 2012, our member distribution cooperatives’ peak demand occurred in July and was 2,538 MW, excluding power supplied by SEPA which is not an ODEC resource. See “Members—Member Distribution Cooperatives—Wholesale Power Contracts.”

We plan to continue purchasing energy for significant periods into the future by utilizing a combination of physically-delivered forward power purchase contracts, as well as spot market purchases. As we have done in the past, we expect to adjust our portfolio of power supply resources to reflect our projected power requirements and changes in the market. To assist us in these efforts, we continue to engage ACES, an energy trading and risk management company. Specifically, ACES assists us in negotiating power purchase contracts, evaluating the credit risk of counterparties, modeling our power requirements, bidding and dispatch of our combustion turbine facilities, and executing and settling energy transactions. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

Power Supply Planning

We continually evaluate power supply options available to us to meet the needs of our member distribution cooperatives. Our goal is to supply 50% to 70% of our energy needs from our owned generation and long-term contracted resources. We have policies that establish targets that define how our projected power needs will be met, and one of the ways we manage these targets is the utilization of hedging. We use hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power market price risks. These hedging instruments have varying time periods ranging from one month to multiple years in advance. Additionally, we evaluate other power supply options including the acquisition or development of additional generating facilities.

In 2010, we purchased two tracts of land in Virginia for potential development; one tract is in the town of Dendron in Surry County and the other is in Sussex County. Recent EPA regulatory developments, low natural gas prices, and slower growth in demand stemming from the economic downturn have significantly changed the power supply landscape. As a result, development of either tract of land is on hold indefinitely.

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

PJM balances its participants’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules available generating facilities in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. This can result in baseload facilities being used less frequently than has historically been the case. For example, the dispatch of Clover has decreased in recent years due to the increase in the number of facilities utilizing natural gas and the decrease in the cost of natural gas. When PJM cannot dispatch the most economical generating facilities due to transmission constraints, PJM will dispatch more expensive generating facilities to meet the required power requirements. PJM participants whose power requirements cause the redispatch are obligated to pay the additional costs to dispatch the more expensive generating facilities. These additional costs are commonly referred to as congestion costs. PJM conducts the auction of financial transmission rights for future periods to provide market participants an opportunity to hedge these congestion costs.

The PJM energy market consists of day-ahead and real-time markets. PJM’s day-ahead market is a forward market in which hourly locational marginal prices are calculated for the following day based on the prices at which the owners of generating facilities, including ODEC, offer to run their facilities to meet the requirements of energy customers. PJM’s real-time market is a spot market in which current locational marginal prices are calculated at five-minute intervals.

PJM rules require that load serving entities meet certain minimum capacity obligations. These obligations can be met through a combination of owned generation resources, and purchases under bilateral agreements and forward capacity auctions under PJM’s RPM. The purpose of PJM’s RPM is to develop a longer-term pricing program for capacity resources, to provide localized pricing for capacity, and to reduce the resulting investment risk to owners of generating resources thus encouraging new investment in generating facilities. The value of capacity resources varies by location and RPM provides for the recognition of the locational value. To date, PJM has conducted RPM auctions for capacity to be supplied through May 31, 2016. Each annual auction is held 36 months before each subsequent delivery year, and up to three incremental auctions may be held at prescribed dates after the base residual auction for each delivery year to adjust for capacity market dynamics.

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

We have a long-term power purchase agreement with Exelon to supply 200 MW of energy and capacity to us for ten years ending in May 2020.

Renewable Energy

Our power supply resources include renewable energy resources through power purchase contracts. We have four long-term agreements for wind generated power under which we have contracted to purchase power and renewable energy credits. Three of these wind generated power projects, one of which became operational in 2013, are located in Pennsylvania and one is in Maryland. Additionally, we have renewable resources through energy purchase contracts from three landfill gas-to-energy projects, one each in Maryland, Delaware, and Virginia. These contracts allow us to buy output from the renewable facilities at a predetermined price. We do not own or operate these facilities and are not responsible for the operational costs.

Fuel Supply

Coal

Virginia Power, as operating agent of Clover, has the responsibility to procure sufficient coal for the operation of the facility. Virginia Power advises us it uses both long-term contracts and short-term spot agreements to acquire the low sulfur bituminous coal used to fuel the facility. We are not a direct party to any of these procurement contracts and we do not control their terms or duration. As of December 31, 2012, and December 31, 2011, there was a 77 day and a 73 day supply of coal at Clover, respectively. We anticipate that sufficient supplies of coal will be available in the future. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract. In 2004, Virginia Power filed a lawsuit seeking recovery of damages in connection with the DOE’s failure to commence accepting spent nuclear fuel from North Anna. A trial held in 2008 ruled in favor of Virginia Power and the DOE filed an appeal. In 2011, the Federal Appeals Court issued a decision affirming the trial court’s damages award and Virginia Power received a settlement amount for spent fuel costs representing certain spent nuclear fuel-related costs incurred through June 30, 2006. Virginia Power then paid us our proportionate share of the payment, $7.8 million, which we recorded as a $6.7 million reduction to fuel expense and a $1.1 million reduction to operations and maintenance expense in 2011. Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred subsequent to June 30, 2006, and on November 1, 2012, signed a settlement agreement with the DOE. Our proportionate share of these costs from July 1, 2006 through December 31, 2012, is $8.3 million, which we recorded as a $6.2 million reduction to fuel expense and a $2.1 million reduction to property, plant, and equipment, as the settlement includes a reimbursement of costs related to fixed assets. Of the $8.3 million settlement amount, we received reimbursement of $6.2 million in the fourth quarter of 2012, and we anticipate receiving the remaining $2.1 million, which has been recorded as a receivable, in the fourth quarter of 2013.

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

Rate Regulation

We establish our rates for power furnished to our member distribution cooperatives pursuant to our formulary rate, which has been accepted by FERC. The formulary rate is intended to permit us to collect revenues, which, together with revenues from all other sources, are equal to all of our costs and expenses, plus an additional amount up to 20% of our total interest charges, plus additional equity contributions as approved by our board of directors. The formula has three main components: a demand rate, a base energy rate, and an energy adjustment rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate” in Item 7.

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

Environmental

We are subject to federal, state, and local laws and regulations, and permits designed to both protect human health and the environment and to regulate the emission, discharge, or release of pollutants into the environment. We believe we are in material compliance with all current requirements of such environmental laws and regulations and permits. However, as with all electric utilities, the operation of our generating units could be affected by future environmental regulations. Capital expenditures and increased operating costs required to comply with any future regulations could be significant. See “Risk Factors” in Item 1A. Our environmental related capital expenditures at our generating facilities were approximately $8.6 million in 2012.

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

In response to the Court’s remanding of CAIR, the EPA proposed CSAPR, also known as the “Transport Rule,” that would require 27 states and the District of Columbia to significantly improve air quality by reducing power plant SO2 and NOx emissions that contribute to ozone and fine particle pollution in other states. Emissions reductions were scheduled to take effect in 2012. However, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued a stay to the implementation of CSAPR pending judicial review. On August 21, 2012, the Court vacated CSAPR, ruling that the EPA had exceeded its statutory authority. On October 5, 2012, the EPA petitioned for a rehearing of the Court’s CSAPR decision. On January 24, 2013, the Court denied the EPA’s petition for rehearing. Because of these actions, CAIR currently remains in effect.

The VDEQ adopted CAIR implementation regulations in 2007. Virginia and Maryland participate in the federal SO2 cap and trade program established by CAIR for SO2 emissions. This program is similar, but is in addition, to the Acid Rain Program discussed below. There are two phases and Phase I required all of our facilities in Virginia to acquire adequate allowances for each ton of SO2 they emit beginning in 2010. Phase II begins in 2014 and will also require adequate allowances for each ton of SO2 emissions due to the increase in the ratio between what is emitted and the number of allowances required to cover the emissions in Phase II. We are entitled to sufficient SO2 allowances because of our interest in Clover and we do not anticipate needing to purchase additional SO2 allowances for our Louisa, Marsh Run, and Rock Springs generating facilities through both phases of CAIR.

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

Pursuant to CAIR, both Virginia and Maryland have enacted regulations to reduce the emissions of NOx by establishing NOx cap and trade programs similar to the federal SO2 allowance programs. Under CAIR, allowances are required for annual CAIRNOx and seasonal CAIROS Allowances. Clover is allocated a certain number of CAIRNOx Allowances and CAIROS Allowances. If Clover emits more NOx emissions than the allotted allowances cover, then additional CAIRNOx and CAIROS Allowances will have to be purchased. We can purchase CAIROS Allowances from Virginia Power under an existing agreement or purchase them from the market.

Louisa, Marsh Run, and Rock Springs each produce NOx emissions and all three sites have been allocated CAIRNOx and CAIROS Allowances under CAIR. The CAIRNOx and CAIROS Allowances currently received are expected to cover the facilities’ emissions. If these allowances are not sufficient to cover the NOx emissions produced at these facilities, additional allowances will be purchased in the market.

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

On December 16, 2011, the EPA signed MATS for utility boilers that will regulate mercury, acid gases, and other air toxic organic compounds from coal-fired power plants. Coal and oil-fired power plants will need to meet MACT standards to control the pollutants in MATS within three years of publication in the Federal Register. The final rule was published on February 16, 2012. On July 20, 2012, the EPA issued a notice of reconsideration of the portion of the rule for new source standards and on August 2, 2012, issued a partial stay. On November 16, 2012, the EPA proposed revised emission limits on new power plants, and this proposed revision is currently in the comment process. We do not anticipate that any additional measures will be required at Clover to comply with MATS due to Clover’s existing pollution control equipment, which already removes greater than 90% of the mercury emitted from the facility.

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

Based upon an effective date of January 2, 2011, for GHG standards for light-duty vehicles, the EPA has put forth rulemaking to implement the CAA permitting programs for affected stationary sources of GHG emissions. In 2010, the EPA issued the Tailoring Rule to address GHG emissions from stationary sources under the CAA permitting programs. The final rule set thresholds for GHG emissions that define when permits under the New Source Review Prevention of Significant Deterioration and Title V Operating Permit programs are required for new and existing industrial facilities. In late 2010, the EPA issued a series of rules that provide the necessary regulatory framework for permitting of both new and existing large stationary sources. These rules will affect fossil fuel-fired electric generating facilities, particularly permitting of any new fossil fuel-fired generation. It will also have an effect on the renewal of Title V Operating Permits for Clover, Louisa, Marsh Run, and Rock Springs, as the rules will require that existing facilities have established limits for GHGs in their operating permits.

Also, there are numerous actions at the state and regional level, including RGGI. RGGI provides for a cap and trade program to regulate CO2 emissions among certain northeastern and mid-Atlantic states, including Delaware and Maryland, capping emissions at 2009 levels, and then reducing emissions 10% by 2019. Since Rock Springs is located in Maryland, we are required to purchase RGGI CO2 emissions allowances for each ton of CO2 emitted by our Rock Springs units. The regulations require all allowances to be auctioned rather than allocated directly to utilities.

Reciprocating Internal Combustion Engine National Emissions Standards for Hazardous Air Pollutants

In March 2010, the Reciprocating Internal Combustion Engine National Emissions Standards for Hazardous Air Pollutants were promulgated for existing CI diesel engines. Under these standards, diesel engines used for emergency/black start power or for firewater pumping at the power stations will only have to maintain records of the hours of operation and document regular preventive maintenance. Our five distributed generation facilities that are operated at various remote substations have the capability to operate for peak shaving purposes in addition to supplying power during emergency situations. Based upon continuing this capability, we have installed the required control equipment and monitoring systems prior to the May 3, 2013 compliance date. In addition to the capital improvements, we must comply with ongoing semi-annual reporting and triennial compliance testing requirements.

Revised National Ambient Air Quality Standards

Under the CAA, the EPA is required to issue national ambient air quality standards. Enforcement of the national ambient air quality standards is the responsibility of the states. The current standard for ozone for all states is 75 parts per billion. ODEC continues to monitor the progress of this standard and the states’ nonattainment area designation submittals. This continues to be an issue that may impact permitting of new generation depending upon location. Additionally, in June of 2010, the EPA finalized the one hour SO2 standard and the current standard is 75 parts per billion. Initial draft implementation guidance from the EPA proposes a combination of conventional ambient monitoring as well as source modeling to demonstrate attainment. The EPA is still developing the implementation guidance related to the national ambient air quality standards and there is currently not enough information to determine the potential impact on ODEC operations.

Clean Water Act

The Clean Water Act and applicable state laws regulate water intake structures, discharges of cooling water, storm water run-off and other wastewater discharges at our generating facilities. We are in material compliance with these requirements and with permits that must be obtained with respect to such discharges. Our permits are subject to periodic review and renewal proceedings, and can be made more restrictive over time. Limitations on the thermal discharges in cooling water, or withdrawal of cooling water during low flow conditions, can restrict our operations. The EPA decided to revise the federal effluent guidelines for water discharges at power plants. In doing so, the EPA is increasing its data-gathering efforts to better characterize steam-electric generating facilities. We are awaiting the proposed rulemaking.

In 2010, the EPA formally proposed to regulate CCRs under the RCRA to address the risks from disposal of CCRs generated by coal combustion at electric generating facilities. CCR, also commonly referred to as coal ash, is currently considered an exempt waste under an amendment to RCRA. The EPA is currently considering two options for regulating CCRs. Under the first option, the EPA would list CCR’s as a special waste under Subtitle C of RCRA when destined for disposal in landfills or impoundments which would effectively result in CCRs being treated as a listed hazardous waste. The difficulty in obtaining hazardous treatment, storage, and disposal permits and the lack of current access to, and availability of, properly permitted off-site landfills could cause us to incur significant additional costs under this option. Under the second option, CCR’s would be regulated under subtitle D of RCRA as solid waste. We are still awaiting a final ruling.

Renewable Portfolio Standards

We are not subject to any RPS, however, beginning in 2013, DEC is subject to RPS in Delaware.

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

We supply our member distribution cooperatives with all of their power (energy and demand) requirements, with limited exceptions. Our costs to provide this energy and demand are passed through to our member distribution cooperatives under our wholesale power contracts. We obtain the power to serve their requirements from generating facilities in which we have an interest and purchases of power from other power suppliers.

Historically, our power supply strategy has relied substantially on purchases of energy from other power suppliers. In 2012, we purchased approximately 66.6% of our energy resources. These purchases consisted of a combination of purchases under physically-delivered forward contracts and purchases of energy in the spot market. Our reliance on purchases of energy from other suppliers will continue well into the future and likely will increase after 2012 as our member distribution cooperatives’ requirements for power increase. Our reliance on energy purchases also could increase because the operation of our generating facilities is subject to many risks, including the shutdown of our facilities or breakdown or failure of equipment.

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

We are subject to changes in fuel costs, which could increase the cost of generating power, as well as changes in purchased power costs. Increases in fuel costs and purchased power costs increase the cost to our member distribution cooperatives. The market prices for fuel may fluctuate over relatively short periods of time. Factors that could influence fuel and purchased power costs are:

•	Weather;

•	Supply and demand;

•	The availability of competitively priced alternative energy sources;

•	The transportation of fuels;

•	Price competition among fuels used to produce electricity, including natural gas, coal and oil;

•	Energy transmission or natural gas transportation capacity constraints;

•	Impact of implementation of new technologies in the power industry;

•	Federal, state, and local energy and environmental regulation and legislation; including increased regulation of the extraction of natural gas and coal; and

•	Natural disasters, war, terrorism, and other catastrophic events.

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

Federal and state governmental authorities, prompted by growing concerns relating to the impact of global climate change, have pursued legislation that calls for the reduction of emissions of GHG. Legislative proposals have focused on regulation of CO2 emissions and have included either taxing the emission of CO2 or instituting a cap and trade program requiring allowances to emit CO2 in the operation of coal-fired and other fossil fuel-fired generating facilities. The additional costs related to a tax on CO2 emissions or a cap and trade program could affect the relative cost of the energy generated by our facilities that burn coal and other fossil fuels. Because PJM dispatches facilities from lowest to highest cost, these additional costs may cause our CO2 emitting generating facilities to be dispatched less often than they are currently and likely would result in our purchasing more energy from the market. The price of the additional energy purchased from the market in the future could be substantially higher than the current cost of the energy generated from our facilities emitting CO2. Because no federal laws or state laws applicable to us regulating CO2 emissions have become effective, other than the RGGI (see “Business—Regulation—Clean Air Act—Greenhouse Gas Initiative” in Item 1), we cannot predict the cost or the effect of any future legislation or regulation. We do believe, however, that some form of federal or state law or regulation in this area is likely to be enacted in the future and could have a material adverse effect on the cost of energy we supply our member distribution cooperatives.

New laws or regulations, the revision or reinterpretation of existing laws or regulations, or penalties imposed for non-compliance with existing laws or regulations may require us to incur additional expenses.

Our financial condition is largely dependent upon our member distribution cooperatives.

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations under the wholesale power contract that each has executed with us. The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formulary rate. Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval, with limited exceptions. In 2012, 63.8% of our revenues from sales to our member distribution cooperatives were received from our three largest members, REC, SVEC, and DEC.

Our member distribution cooperatives’ ability to collect their costs from their members may have an impact on our financial condition. Economic conditions may make it difficult for some customers of our member distribution cooperatives to pay their power bills in a timely manner, which may in turn affect the timeliness of our member distribution cooperatives’ payments to us.

We are subject to risks associated with owning an interest in a nuclear generating facility.

We have an 11.6% undivided ownership interest in North Anna which provided approximately 14.0% of our energy requirements in 2012. Ownership of an interest in a nuclear generating facility involves risks, including:

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

We use hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power market price risks. These hedging instruments generally include collateral requirements that require us to deposit funds or post letters of credit with counterparties when counterparty’s credit exposure to us is in excess of agreed upon credit limits. When commodity prices decrease to levels below the levels where we have hedged future costs, we may be required to use a material portion of our cash or liquidity facilities to cover these collateral requirements. Additionally, existing or new regulations related to the use of hedging instruments may impact our access to and use of hedging instruments.

We are evaluating and pursuing new power supply options.

We are in the process of evaluating and pursuing new power supply options which may result in significant capital expenditures in the future. Significant capital expenditures carry with them the risk that decisions made today can have implications well into the future. Failure to anticipate market, technology, and regulatory risks regarding particular capital assets can impact their cost to operate and value in the future. In addition, construction carries with it risks relating to timely completion and operational effectiveness.

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

Failure of an investment in a lease of our interest in Clover Unit 1 could reduce investment income currently used to fund the majority of our rental payment obligations and fixed purchase price.

In conjunction with our 1996 lease and subsequent leaseback of our interest in Clover Unit 1, we purchased an investment that provides for a substantial portion of our periodic rent payments under the leaseback and the fixed purchase price of our interest in Unit 1 at the end of the term of the leaseback, if we exercise our option to purchase the interest at that time. The investment, which had a balance of $310.8 million at December 31, 2012, was issued by Rabobank, which has senior debt obligations which are currently rated “AA-” by S&P and “Aa2” by Moody’s. If Rabobank fails to make disbursements from the investment, we remain liable for all rental payments under the leaseback and the fixed purchase price if we choose to exercise that option. At December 31, 2012, the total balance of our remaining lease obligation was $345.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Contingent Obligations—Clover Lease” in Item 7.

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

Poor market performance will affect the asset values in our nuclear decommissioning trust and our defined benefit retirement plans, which may increase our costs.

We are required to maintain a funded trust to satisfy our future obligation to decommission the North Anna facility. A decline in the market value of those assets due to poor investment performance or other factors may increase our funding requirements for these obligations which may increase our costs.

We participate in the NRECA Retirement Security Plan and the pension restoration plan. The cost of these plans is funded by our payments to NRECA. Poor performance of investments in these benefit plans may increase our costs to make up our allocable portion of any underfunding.

War, acts and threats of terrorism, sabotage, cyber security breach, natural disaster, and other significant events could adversely affect our operations.

We cannot predict the impact that any future terrorist attacks, sabotage, or natural disaster may have on the energy industry in general, or on our business in particular. Any retaliatory military strikes or sustained military campaign may affect our operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and energy markets. In addition, infrastructure facilities, such as electric generation and electric transmission and distribution facilities could be direct targets of, or indirect casualties of, an act of terror, sabotage, or cyber security breach. The physical or cyber security compromise of our facilities could adversely affect our ability to manage these facilities effectively. We have not experienced any disruptions or significant costs associated with intentional attacks or unauthorized access to any of our systems. We have programs and procedures in place to safeguard our operating systems. Instability in financial markets as a result of terrorism, war, sabotage, natural disasters, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy, and the increased cost of insurance coverage, any of which could negatively impact our results of operations and financial condition.

Implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act could increase our costs.

The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 could impact our use of over-the-counter derivatives. Regulations to implement the Dodd-Frank Act could impose additional requirements on the use of over-the-counter derivatives, such as margin and reporting requirements, which could affect both the use and cost of over-the-counter derivatives. The complete impact cannot be determined until regulations are finalized.

Potential changes in accounting practices may adversely affect our financial results.

We cannot predict the impact that future changes in accounting standards or practices may have on public companies in general, the energy industry or our operations specifically. New accounting standards could be issued that could change the way we record revenues, expenses, assets, and liabilities. These changes in accounting standards could adversely affect our reported earnings or could increase reported liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal properties consist of our interest in five electric generating facilities, additional distributed generation facilities across our member distribution cooperatives’ service territories and a limited amount of transmission facilities. All of our physical properties are subject to the lien of our Indenture. Our generating facilities consist of the following:

Generating Facility	Ownership Interest		Location	Primary Fuel	Commercial Operation Date	Net Capacity Entitlement(1)
Clover	50.0	%(2)	Halifax County, Virginia	Coal	Unit 1 – 10/1995	215 MW
					Unit 2 – 03/1996	218 MW

						433 MW

North Anna	11.6%		Louisa County, Virginia	Nuclear	Unit 1 – 06/1978 (3) (4)	109 MW
					Unit 2 – 12/1980 (3)	109 MW

						218 MW

Louisa	100.0%		Louisa County, Virginia	Natural Gas (5)	Unit 1 – 06/2003 Unit 2 – 06/2003 Unit 3 – 06/2003 Unit 4 – 06/2003 Unit 5 – 06/2003	84 MW 84 MW 84 MW 84 MW 168 MW

						504 MW

Marsh Run	100.0%		Fauquier County, Virginia	Natural Gas (5)	Unit 1 – 09/2004 Unit 2 – 09/2004 Unit 3 – 09/2004	168 MW 168 MW 168 MW

						504 MW

Rock Springs	50.0	%(6)	Cecil County, Maryland	Natural Gas	Unit 1 – 06/2003 Unit 2 – 06/2003	168 MW 168 MW

						336 MW

Distributed Generation	100.0%		Multiple	Diesel	10 units – 07/2002	20 MW

					Total	2,015 MW

(1)

Represents an approximation of our entitlement to the maximum dependable capacity for Clover and North Anna, which does not represent actual usage. Represents a nominal average of summer and winter capacities for Louisa, Marsh Run, and Rock Springs.

(2)	Our interest in Clover Unit 1 is subject to a long-term lease. See “Clover—Clover Lease” below.
(3)	We purchased our 11.6% undivided ownership interest in North Anna in December 1983.
(4)	In 2012, an upgrade to the main steam turbines was completed on North Anna Unit 1 resulting in a revised net capacity entitlement.
(5)	The units at this facility also operate on No. 2 distillate fuel oil.
(6)	We own 100.0% of two units, each with a net capacity rating of 168 MW, and 50.0% of the common facilities for the facility. See “Combustion Turbine Facilities—Rock Springs” below.

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

Rock Springs

ODEC and EP each individually own two units (a total of 336 MWs each) and 50.0% of the common facilities at Rock Springs. Additionally, ODEC and EP each individually bid its respective units into PJM as determined to be necessary and prudent.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below present selected historical information relating to our financial condition and results of operations. The financial data for the five years ended December 31, 2012, are derived from our audited consolidated financial statements. You should read the information contained in this table together with our consolidated financial statements, the related notes to the consolidated financial statements, and the discussion of this information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except ratios)
Statement of Operations Data

Operating Revenues	$842,681	$891,539	$844,470	$713,169	$1,040,751
Operating Margin	59,145	62,590	53,671	57,736	61,417
Net Margin attributable to ODEC(1)	9,939	10,807	10,158	9,687	11,784

Margins for Interest Ratio	1.21	1.22	1.23	1.21	1.23

	December 31,
	2012	2011	2010	2009	2008
	(in thousands, except ratios)
Balance Sheet Data

Net Electric Plant	$991,340	$1,012,905	$1,037,404	$1,008,373	$1,016,579
Total Investments	263,024	235,199	196,597	176,076	199,129
Other Assets	289,157	325,876	278,434	255,463	290,037

Total Assets	$1,543,521	$1,573,980	$1,512,435	$1,439,912	$1,505,745

Patronage capital	$360,424	$350,485	$339,678	$329,520	$319,833
Non-controlling interest	13,257	13,093	13,166	13,178	12,787
Long-term debt	737,836	766,128	449,798	688,736	711,675
Long-term debt due within one year (2)	28,292	28,292	238,917	22,917	22,917
Revolving credit facilities	—	—	7,043	26,954	62,000

Total Capitalization and Short-term Debt	$1,139,809	$1,157,998	$1,048,602	$1,081,305	$1,129,212

Equity Ratio (3)	32.0%	30.6%	32.8%	30.9%	28.6%

(1)	Net Margin for 2010 includes an additional equity contribution of $1.3 million.
(2)	For 2010, long-term debt due within one year includes our $215.0 million 2001 Series A Bonds which were repaid on June 1, 2011.
(3)	Equity ratio equals patronage capital divided by the sum of our long-term debt, long-term debt due within one year, revolving credit facilities, and patronage capital.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding matters that could have an impact on our business, financial condition, and future operations. These statements, based on our expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors. These risks, uncertainties, and other factors include, but are not limited to, general business conditions, demand for energy, federal and state legislative and regulatory actions and legal and administrative proceedings, changes in and compliance with environmental laws and policies, general credit and capital market conditions, weather conditions, the cost of commodities used in our industry, and unanticipated changes in operating expenses and capital expenditures. Our actual results may vary materially from those discussed in the forward looking statements as a result of these and other factors. Any forward looking statement speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of ODEC, its subsidiaries and TEC. See “Note 1—Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements” in Item 8.

Overview

We are a not-for-profit power supply cooperative owned entirely by our eleven Class A member distribution cooperatives and a Class B member, TEC. We supply our member distribution cooperatives’ energy and demand requirements through a portfolio of resources including generating facilities, long-term and short-term physically-delivered forward power purchase contracts, and spot market purchases. We also supply the transmission services necessary to deliver this power to our member distribution cooperatives.

Purchased power and fuel expenses are affected by market pricing, the output provided by our owned generation, and our member distribution cooperatives’ customers’ requirements for power. Purchased power expense decreased for 2012 as compared to 2011, due to a decrease in the average cost and volume of purchased power. Fuel expense decreased for 2012 as compared to 2011, primarily as a result of PJM’s decreased economic dispatch of our combustion turbine facilities and Clover as well as the operational availability of Clover due to outages.

Deferred energy expense represents the difference between energy revenues and energy expenses. In 2012 we over-collected energy costs from our member distribution cooperatives as compared to 2011 when we under-collected energy costs. Over-collected energy costs appear as a liability on our Condensed Consolidated Balance Sheet and will be refunded to our member distribution cooperatives in subsequent periods through our formulary rate. For further discussion on deferred energy, see “Critical Accounting Policies—Deferred Energy” below.

Member Distribution Cooperatives – Potomac Edison Acquisition

On June 1, 2010, two of our member distribution cooperatives, REC and SVEC, acquired the distribution assets and right to provide electric distribution services to approximately 102,000 customers (meters) of Potomac Edison. On December 31, 2010, SVEC sold the distribution assets and right to provide electric distribution services to approximately 2,500 customers (meters) in West Virginia. We estimate that in the aggregate the Potomac Edison acquisition, net of SVEC’s disposition noted above, increased our MWh and MW sales to our member distribution cooperatives approximately 35% to 40% on an annualized basis.

In accordance with the wholesale power contracts between ODEC and its member distribution cooperatives, ODEC is serving the additional power requirements resulting from the Potomac Edison acquisition.

In accordance with our load acquisition policy, we are paying a transition fee to REC and to SVEC that represents a portion of the projected power cost savings related to the Potomac Edison acquisition. The aggregate transition fee is approximately $66.7 million; of which approximately $21.4 million, $16.6 million, and $7.4 million, was recorded in 2012, 2011, and 2010, respectively. The transition fee is reflected as a credit on the monthly power invoices to REC and SVEC over 48 months as a reduction in sales and is being collected from our member distribution cooperatives through our formulary rate.

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

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Deferred energy expense on our Consolidated Statement of Revenues, Expenses, and Patronage Capital represents the difference between energy revenues and energy expenses. The deferred energy balance on our Consolidated Balance Sheet represents the net accumulation of any under- or over-collection of energy costs. Under-collected energy costs appear as an asset on our Consolidated Balance Sheet and will be collected from our member distribution cooperatives in subsequent periods through our formulary rate. Conversely, over-collected energy costs appear as a liability on our Consolidated Balance Sheet and will be refunded to our member distribution cooperatives in subsequent periods through our formulary rate.

Margin Stabilization Plan

We have a Margin Stabilization Plan that allows us to review our actual demand-related costs of service and demand revenue and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors. Our formulary rate allows us to recover and refund amounts under our Margin Stabilization Plan. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, generally in the succeeding calendar year. Each quarter we adjust operating revenues and accounts receivable-members or accounts payable-members, as appropriate, to reflect these adjustments. In 2012, 2011, and 2010, under our Margin Stabilization Plan, we reduced operating revenues by $15.0 million, $14.9 million, and $22.5 million, respectively.

Accounting for Asset Retirement and Environmental Obligations

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

A significant portion of our asset retirement obligations relates to our share of the future cost to decommission North Anna. At December 31, 2012, North Anna’s nuclear decommissioning asset retirement obligation totaled $68.5 million, which represented approximately 89.1% of our total asset retirement obligations. Because of its significance, the following discussion of critical assumptions inherent in determining the fair value of asset retirement obligations relates to those associated with our nuclear decommissioning obligations.

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

The weighted average cost escalation rate was applied if the cash flows increased as compared to the previous study. The original weighted average cost escalation rate was applied if the cash flows decreased as compared to the previous study. The use of alternative rates would have been material to the liabilities recognized. For example, had we increased the cost escalation rates by 0.5%, the amount recognized as of December 31, 2012, for our asset retirement obligations related to nuclear decommissioning would have been $14.3 million higher.

Accounting for Derivatives and Hedging

We primarily purchase power under both long-term and short-term physically-delivered forward contracts to supply power to our member distribution cooperatives under our wholesale power contracts with them. These forward purchase contracts meet the accounting definition of a derivative; however, a majority of these forward purchase derivative contracts qualify for the normal purchases/normal sales accounting exception under Accounting for Derivatives and Hedging. As a result, these contracts are not recorded at fair value. We record a liability and purchased power expense when the power under the physically-delivered forward contract is delivered. We also purchase natural gas futures generally for three years or less to hedge the price of natural gas for the operation of our combustion turbine facilities. These derivatives do not qualify for the normal purchases/normal sales accounting exception.

For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we defer all unrealized gains and losses on a net basis as a regulatory asset or liability in accordance with Accounting for Regulated Operations. These amounts are subsequently reclassified as purchased power or fuel expense in our Consolidated Statements of Revenues, Expenses, and Patronage Capital as the power or fuel is delivered and/or the contract settles.

Generally, derivatives are reported at fair value on the Consolidated Balance Sheet in the regulatory assets or regulatory liabilities account and deferred charges—other and deferred credits and other liabilities—other. The measurement of fair value is based on actively quoted market prices, if available. Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications. For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value.

Factors Affecting Results

Formulary Rate

Our power sales are comprised of two power products—energy and demand. Energy is the physical electricity delivered through transmission and distribution facilities to customers. We must have sufficient committed energy available to us for delivery to our member distribution cooperatives to meet their maximum energy needs at any time, with limited exceptions. This committed available energy at any time is referred to as demand.

The rates we charge our member distribution cooperatives for sales of energy and demand are determined by a formulary rate accepted by FERC which is intended to permit collection of revenues which will equal the sum of:

•	all of our costs and expenses;

•	20% of our total interest charges; and

•	additional equity contributions approved by our board of directors.

The formulary rate has three main components: a base energy rate, an energy adjustment rate, and a demand rate. The formulary rate identifies the cost components that we can collect through rates, but not the actual amounts to be collected. With limited minor exceptions, we can change our rates periodically to match the costs we have incurred and we expect to incur without seeking FERC approval.

Energy costs, which are primarily variable costs, such as nuclear, coal, and natural gas fuel costs and the energy costs under our power purchase contracts with third parties, are recovered through two separate rates, the base energy rate and the energy adjustment rate. The base energy rate is a fixed rate that requires FERC approval prior to adjustment. However, to the extent the base energy rate over- or under-collects our energy costs, we refund or collect the difference through an energy adjustment rate. We review our energy costs at least every six months to determine whether the base energy rate and the current energy adjustment rate together are adequately recovering our actual and anticipated energy costs, and revise the energy adjustment rate accordingly. Since the energy adjustment rate can be revised without FERC approval, we can effectively change our total energy rate to recover all our energy costs without seeking the approval of FERC.

Demand costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, and our margin requirements and additional equity contributions approved by our board of directors are recovered through our demand rate. The formulary rate allows us to change the actual demand rate we charge as our demand-related costs change, without seeking FERC approval, with the exception of decommissioning cost, which is a fixed number in the formulary rate that requires FERC approval prior to any adjustment. FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula. Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates.

We may revise our budget at any time to the extent that our current budget does not accurately reflect our costs and expenses or estimates of our sales of power. Increases or decreases in our budget automatically amend the energy adjustment rate and/or the demand component of our formulary rate, as necessary. The formulary rate also permits us to adjust revenues from the member distribution cooperatives to equal our actual demand costs. We make these adjustments under our Margin Stabilization Plan. See “Critical Accounting Policies—Margin Stabilization Plan” above. These adjustments are treated as due, owed, incurred, and accrued for the year to which the increase or decrease relates. The member distribution cooperatives generally pay or receive any amounts owed to or by us as a result of this adjustment in the succeeding calendar year. If at any time our board of directors determines that the formula does not meet all of our costs and expenses, it may adopt a new formula to meet those costs and expenses, subject to any necessary regulatory review and approval.

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

Recognition of Revenue

Our operating revenues on our Consolidated Statements of Revenues, Expenses, and Patronage Capital reflect the actual demand-related costs we incurred plus the energy costs that we collected during each calendar quarter and at year-end. Estimated demand-related costs are collected during the period through the demand component of our formulary rate. In accordance with our Margin Stabilization Plan, these costs, as well as operating revenues, are adjusted at the end of each reporting period to reflect actual demand-related costs incurred during that period. See “Critical Accounting Policies—Margin Stabilization Plan” above. Estimated energy costs are collected during the period through the base energy rate and the energy adjustment rate. Operating revenues are not adjusted at the end of each reporting period to reflect actual energy costs incurred during that period. The difference between actual energy costs incurred and energy costs collected during each period is recorded as deferred energy expense. See “Critical Accounting Policies—Deferred Energy” above.

We bill demand to each of our member distribution cooperatives based on its requirement for energy during the hour of the month when the need for energy among all of the customers in the Virginia mainland or the Delmarva Peninsula, as applicable, is highest, as measured in MW. We bill energy to each of our member and non-member customers based on the total MWh delivered to them each month.

Customers’ Requirements for Power

Growth in the number of customers and growth in customers’ requirements for power significantly affect our member distribution cooperatives’ customers’ requirements for power. Factors affecting our member distribution cooperatives’ customers’ requirements for power include:

•

Weather—Weather affects the demand for electricity. Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively. Mild weather generally reduces the demand because heating and air conditioning systems are operated less. Weather also plays a role in the price of market energy through its effects on the market price for fuel, particularly natural gas.

•

Heating degree days are a measurement tool used to quantify the need to utilize heat for a building, and cooling degree days are a measurement tool used to quantify the need to utilize cooling for a building. The heating degree days and cooling degree days for the three years ended December 31, were as follows:

	2012	2011	2010
Heating degree days	2,880	3,188	3,730
Cooling degree days	1,363	1,427	1,787

•	Economy—General economic conditions have an impact on the rate of growth of our member distribution cooperatives’ energy requirements.

•	Residential growth—The increase in the rate of residential growth in our member distribution cooperatives’ service territories increases the requirements for power.

•

Commercial growth—The amount, size, and usage of electronics and machinery and the expansion of operations among our member distribution cooperatives’ commercial and industrial customers impacts the requirements for power.

Power Supply Resources

In an attempt to provide stable power costs to our member distribution cooperatives, we utilize a combination of our owned generating resources and purchases from the market. We also regularly review options for future power sources, including additional owned generation and power purchase contracts. See “Risk Factors” in Item 1A.

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

In 2012, we satisfied the majority of our member distribution cooperatives’ capacity requirements and approximately one third of their energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run, and Rock Springs, and we purchased power under physically-delivered forward contracts and in the spot market to supply the remaining needs of our member distribution cooperatives. See “Business—Power Supply Resources” in Item 1 and “Properties” in Item 2.

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

PJM balances its participants’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules available generating facilities in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. When PJM cannot dispatch the most economical generating facilities due to transmission constraints, PJM will dispatch more expensive generating facilities to meet the required power requirements. For these reasons, actions by PJM may materially affect our operating results. For further discussion related to PJM, see “Business—Power Supply Resources—PJM” in Item 1.

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

As previously mentioned, our generating facilities are under dispatch control of PJM. See “PJM” above. Typically, nuclear facilities are almost always dispatched and coal-fired and combustion turbine facilities are dispatched based upon economic factors including the market price of energy. The operational availability of our owned generating resources for the past three years was as follows:

	Year Ended December 31,
	2012	2011	2010
Clover	85.3%	92.7%	95.4%
North Anna	90.7	75.5	81.5
Louisa	97.5	97.8	98.4
Marsh Run	98.7	98.2	97.3
Rock Springs	96.8	96.2	94.2

The output of Clover and North Anna for the past three years as a percentage of maximum dependable capacity rating of the facilities was as follows:

	Year Ended December 31,
	2012	2011	2010
Clover	58.1%	68.6%	81.6%
North Anna	92.9	76.9	82.7

The scheduled and unscheduled outages for Clover and North Anna for the past three years were as follows:

	Clover Year Ended December 31,			North Anna Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(in days)			(in days)
Scheduled	62.0	37.3	21.1	36.0	31.8	67.3
Unscheduled	45.7	16.5	12.9	29.0	143.3	54.5

Total	107.7	53.8	34.0	65.0	175.1	121.8

The majority of the unscheduled outages for Clover related to the extension of planned maintenance outages due to findings during the outages and other maintenance items.

Each unit at North Anna is scheduled for refueling approximately every 18 months. While only one unit is refueled at a time, this typically results in both units being down for refueling during the same calendar year once every three years.

The majority of the unscheduled outages for North Anna during 2012 related to an extension of the spring outage for Unit 1 and an unscheduled reactor coolant pump seal replacement for Unit 2. The unscheduled outages for North Anna during 2011 related to a magnitude 5.8 earthquake near Mineral, Virginia on August 23, 2011, which caused the two reactors at North Anna to shut down. Both units returned to service in November 2011. The majority of the unscheduled outages for both units at North Anna during 2010 related to the inspection and replacement of non-accident qualified insulation.

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

Sales to Member Distribution Cooperatives

Revenues from sales to our member distribution cooperatives are a function of our formulary rate for sales of power to our member distribution cooperatives and our member distribution cooperatives’ customers’ requirements for power. Our formulary rate is based on our cost of service in meeting these requirements. See “Factors Affecting Results—Formulary Rate” above.

Sales to TEC

In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which ODEC is the primary beneficiary. The financial statements of TEC are consolidated and the inter-company balances are eliminated in consolidation. TEC’s sales to third parties are reflected as non-member revenues; however, in 2012, 2011, and 2010, TEC had no sales to third parties.

Sales to Non-members

Sales to non-members consist of sales of excess purchased and generated energy. We primarily sell excess energy to PJM at the prevailing market price at the time of sale. Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, and changes in market conditions.

Results of Operations

Operating Revenues

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the past three years were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Base energy revenues	$210,633	$213,788	$199,955
Energy adjustment revenues	316,884	327,402	298,464

Total energy revenues	527,517	541,190	498,419
Demand revenues	299,309	312,730	280,651

Total revenues from sales to member distribution cooperatives	826,826	853,920	779,070
Non-members	15,855	37,619	65,400

Total operating revenues	$842,681	$891,539	$844,470

Average cost of energy to member distribution cooperatives (per MWh)	$43.61	$44.34	$44.28
Average cost of demand to member distribution cooperatives (per MWh)	24.74	25.62	24.94

Average total cost to member distribution cooperatives (per MWh)	$68.35	$69.96	$69.22

Our energy sales in MWh to our member distribution cooperatives and non-members, and demand sales in MW to our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in MWh)
Energy sales to:
Member distribution cooperatives	12,096,230	12,205,602	11,254,269
Non-members	508,443	941,908	1,356,542

Total energy sales	12,604,673	13,147,510	12,610,811

	(in MW)
Demand sales to member distribution cooperatives	24,027	24,166	21,960

In 2012, our energy sales in MWh and demand sales in MW to our member distribution cooperatives were relatively flat, as compared to 2011. In 2011, our energy sales in MWh and demand sales in MW to our member distribution cooperatives were 8.5% and 10.0% higher, respectively, as compared to 2010. The change was primarily driven by the Potomac Edison acquisition which increased our 2011 energy and demand sales to our member distribution cooperatives approximately 10.6% and 11.2%, respectively.

In 2012, our energy sales in MWh to non-members were 46.0% lower as compared to 2011. In 2011, our energy sales in MWh to non-members were 30.6% lower as compared to 2010. Sales to non-members consist of sales of excess purchased and generated energy.

In 2012, total revenues from sales to our member distribution cooperatives decreased $27.1 million, or 3.2%, as compared to 2011 primarily due to the 1.6% decrease in the average cost of energy and the 4.3% decrease in the demand costs we incurred. In 2011, total revenues from sales to our member distribution cooperatives increased $74.9 million, or 9.6%, as compared to 2010. The increase in total revenues is primarily related to the Potomac Edison acquisition. In 2011, the demand costs we incurred, and thus the demand-related revenues we reflected were 11.4% higher as compared to 2010, primarily due to an increase in the amount of capacity and transmission we purchased, which was primarily related to the Potomac Edison acquisition.

The average cost to member distribution cooperatives is affected by changes in the revenue dollars as well as the sales volumes. In 2012, our average total cost to member distribution cooperatives per MWh was 2.3% lower as compared to 2011. In 2011, our average total cost to member distribution cooperatives per MWh was relatively flat as compared to 2010.

The following table summarizes the changes to our total energy rate as a result of changes to our energy adjustment rate due to the continued reduction in our realized as well as projected energy costs:

Effective Date of Rate Change:	% Change

April 1, 2011	0.6
October 1, 2011	4.8
April 1, 2012	(4.6)
October 1, 2012	(6.8)

Non-member revenue decreased $21.8 million, or 57.9%, in 2012 as compared to 2011 due to the 46.0% decrease in the volume of excess energy sales and the 21.9% decrease in the average price. Non-member revenue decreased $27.8 million, or 42.5%, in 2011 as compared to 2010 due to the 30.6% decrease in the volume of excess energy sales and the 17.2% decrease in the average price.

Operating Expenses

The following is a summary of the components of our operating expenses for the past three years.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Fuel	$90,874	$112,421	$185,202
Purchased power	537,746	593,030	462,871
Deferred energy	21,315	(10,665)	6,637
Operations and maintenance	42,615	40,642	39,467
Administrative and general	35,958	36,520	39,895
Depreciation and amortization	42,012	41,566	41,535
Amortization of regulatory asset/(liability), net	735	3,808	3,352
Accretion of asset retirement obligations	3,739	3,572	3,333
Taxes, other than income taxes	8,542	8,055	8,507

Total Operating Expenses	$783,536	$828,949	$790,799

Our operating expenses are comprised of the costs that we incur to generate and purchase power to meet the needs of our member distribution cooperatives, and the costs associated with any sales of power to non-members. Our energy costs generally are variable and include fuel expense as well as the energy portion of our purchased power expense. Our demand costs generally are fixed and include operations and maintenance, administrative and general, and depreciation and amortization expenses, as well as the capacity portion of our purchased power expense. Additionally, all non-operating expenses and income items, including interest charges, net and investment income, are components of our demand costs. See “Factors Affecting Results—Formulary Rate” above.

In 2012, total operating expenses decreased $45.4 million, or 5.5%, as compared to 2011, primarily due to the decrease in purchased power and fuel expenses partially offset by the increase in deferred energy expenses.

•

Purchased power expense, which includes the cost of purchased energy, capacity, and transmission, decreased $55.3 million, or 9.3%, primarily due to a 5.7% decrease in the average cost of purchased energy and a 4.7% decrease in the volume of purchased energy.

•

Fuel expense decreased $21.5 million, or 19.2%, primarily due to PJM’s decreased economic dispatch of our combustion turbine facilities and Clover, and the lower average cost of fuel for the combustion turbine facilities.

•

Deferred energy expense increased $32.0 million. During 2012, we over-collected $21.3 million in energy costs; whereas in 2011, we under-collected $10.7 million in energy costs. The over-collection in 2012 was the result of energy costs being less than anticipated in 2012. The under-collection in 2011 was the result of the decrease in our energy rate. Our board of directors approved the rate decrease so that previously over-collected energy costs would be returned to our member distribution cooperatives. See “Critical Accounting Policies—Deferred Energy” above.

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

•

Deferred energy expense decreased $17.3 million. During 2011, we under-collected $10.7 million in energy costs; whereas in 2010, we over-collected $6.6 million in energy costs. The under-collection in 2011 was the result of the decrease in our energy rate. Our board of directors approved the rate decrease so that previously over-collected energy costs would be returned to our member distribution cooperatives.

Other Items

Loss on Investments, Net

In accordance with regulatory accounting, we defer the difference between asset retirement expense, and interest income and realized gains and losses on the nuclear decommissioning trust, to our regulatory liability (North Anna asset retirement obligation deferral). For additional supplemental information, see Note 10 of the Notes to Consolidated Financial Statements. In July 2012, the investments in the nuclear decommissioning trust were rebalanced resulting in a net realized loss of $2.2 million. This loss is recorded in “Loss on investments, net” on the Consolidated Statements of Revenues, Expenses, and Patronage Capital; however, the loss is deferred to the regulatory liability referred to above via “Amortization of regulatory asset/liability, net.” Therefore, there is no net impact on the Consolidated Statements of Revenues, Expenses, and Patronage Capital. The impact on the Consolidated Statements of Cash Flows is reflected in the purchases of and proceeds from sale of available for sale securities.

In 2011, we recognized a $2.3 million net loss related to our ARS which is comprised of the amortization of the regulatory asset related to the deferred loss on ARS of $5.6 million partially offset by a gain of $3.2 million related to the sale of our ARS. See “Liquidity and Capital Resources—Sources—Auction Rate Securities” below.

Investment Income

Investment income decreased in 2012 by $0.8 million, or 16.9%, as compared to 2011, primarily due to lower income earned on our nuclear decommissioning trust. Investment income increased in 2011 by $0.4 million, or 8.6%, as compared to 2010, primarily due to income earned on our nuclear decommissioning trust.

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest related to our Norfolk Southern settlement, interest charges related to our credit facilities, and capitalized interest. The major components of interest charges, net for the past three years were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest expense on long-term debt	$(48,449)	$(50,984)	$(46,270)
Interest charges related to Norfolk Southern	—	—	5,046
Other	(1,245)	(3,052)	(3,050)

Total interest charges	(49,694)	(54,036)	(44,274)
Allowance for borrowed funds used during construction	996	888	1,450

Interest charges, net	$(48,698)	$(53,148)	$(42,824)

In 2012, interest expense, net decreased $4.5 million, or 8.4%, as compared to 2011. We issued $350.0 million of debt in April 2011 and repaid $215.0 million of maturing debt in June 2011, resulting in additional interest expense on long-term debt in 2011. In 2011, interest charges, net increased $10.3 million, or 24.1%, as compared to 2010. In 2010, we completed the amortization of the regulatory liability related to the refund of interest charges related to our Norfolk Southern settlement; thus, there was no comparable refund in 2011.

Net Margin Attributable to ODEC

In 2012, our net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, decreased $0.9 million, or 8.0%, as compared to 2011, due to lower total interest charges in 2012 as compared to 2011. In 2011, our net margin increased $0.6 million, or 6.4%, as compared to 2010, due to higher total interest charges in 2011, partially offset by the absence of an equity contribution in 2011 as compared to the $1.3 million equity contribution in 2010.

Financial Condition

The principal changes in our financial condition from December 31, 2011 to December 31, 2012, were caused by the decrease in accounts payable–members, long-term debt, and regulatory assets, substantially offset by increases in deferred energy, unrestricted investments and other, nuclear decommissioning trust, and accounts payable.

•

Accounts payable–members decreased $42.6 million due to the $52.7 million decrease in member prepayments offset by the $10.1 million increase in the margin stabilization adjustment as compared to December 2011.

•	Long-term debt decreased $28.3 million as a result of scheduled maturities.

•	Regulatory assets decreased $12.0 million primarily as a result of the change in the fair value of derivative instruments and the amortization of regulatory assets.

•	Deferred energy increased $21.3 million as a result of the over-collection of our energy costs in 2012.

•	Unrestricted investments and other increased $13.6 million as a result of the investment of excess working capital.

•	Nuclear decommissioning trust increased $11.8 million primarily as a result of the unrealized gains in the fair value of the investments.

•	Accounts payable increased $10.2 million primarily as a result of an increase in the amounts due to Virginia Power in connection with our ownership interests in Clover and North Anna.

Liquidity and Capital Resources

Sources

Cash generated by our operations and periodically, borrowings under our credit facility as well as the occasional issuance of long-term indebtedness, provide our sources of liquidity and capital.

Operations

In 2012, 2011, and 2010, our operating activities provided cash flows of $51.3 million, $40.1 million and $119.2 million, respectively. Operating activities in 2012 were primarily impacted by the following:

•	Current liabilities changed $32.4 million primarily due to the $42.6 million decrease in accounts payable–members partially offset by the $10.2 million increase in accounts payable.

•	Deferred energy changed $21.3 million due to the over-collection of energy costs in 2012.

Auction Rate Securities

During 2011, we sold our remaining ARS for $11.1 million and recognized a gain of $3.2 million. In 2010, we established a regulatory asset in accordance with Accounting for Regulated Operations to account for the difference between the principal of our ARS and the estimated fair value of our ARS. The remaining balance in the regulatory asset, $5.6 million, was fully amortized in 2011.

Clover Lease

In 1996, we entered into a lease and leaseback of our undivided interest in Clover Unit 1. In connection with this transaction, we invested a portion of the lease proceeds in a payment undertaking agreement. Distributions from the payment undertaking agreement fund a majority of our annual rent obligations under the leaseback and would fund a majority of the fixed purchase price we would need to pay if we choose to exercise the option to terminate the lease at the end of the leaseback term in 2018. The payment undertaking agreement is issued by Rabobank which has senior debt obligations that are currently rated “AA-” by S&P and “Aa2” by Moody’s. See “Significant Contingent Obligations—Clover Lease” below.

If Rabobank fails to provide funds from the payment undertaking agreement to fund rent payments under the lease, we remain liable for the payment of all rent and if we choose to exercise the option, the fixed purchase price. For 2012, distributions from the payment undertaking agreement provided $15.3 million, to fund rent payments under the lease.

Credit Facility

We maintain a $500.0 million, five-year committed revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement mature on November 20, 2016, unless earlier terminated in accordance with the agreement. We did not have any outstanding borrowings under this facility at December 31, 2012 or December 31, 2011; however, the interest rate would have been 1.2% and 1.3%, respectively.

Our syndicated credit agreement contains customary events of default, which, if they occur, would terminate our ability to borrow amounts under this facility and potentially accelerate any outstanding loans under this facility at the election of the lenders. Some of these customary events of default relate to:

•	our failure to timely pay any principal and interest due under the credit facility;

•	a breach by us of our representations and warranties in the credit agreement or related documents;

•	a breach of a covenant contained in the credit agreement, which, in some cases we are given an opportunity to cure and, which in certain cases includes a debt to capitalization financial covenant;

•	failure to pay, when due, other indebtedness above a specified amount;

•	an unsatisfied judgment above specified amounts; and

•	bankruptcy events relating to us.

Financings

We fund the portion of our capital expenditures that we are not able to supply from operations through financings in the debt capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating facilities.

Our 2002 Series A bonds, with an aggregate principal amount of $60.2 million outstanding, are subject to optional redemption by ODEC on or after June 1, 2013. We currently anticipate that we will call the 2002 Series A bonds in the second quarter of 2013.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. We expect that cash flows from our operations, borrowings under our syndicated credit facility, and potential long-term borrowings will be sufficient to meet our currently anticipated operational and capital requirements.

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities. We review these projections frequently in order to update our calculations to reflect changes in our future plans, construction costs, market factors, and other items affecting our forecasts. Our actual capital expenditures could vary significantly from these projections. The table below summarizes our actual and projected capital expenditures, including nuclear fuel and capitalized interest, for 2010 through 2015:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2010	2011	2012	2013	2014	2015
	(in millions)
Clover	$9.6	$9.9	$11.2	$16.1	$16.9	$14.9
North Anna (1)	36.4	31.9	18.6	9.4	18.1	11.9
Combustion turbine facilities	0.9	2.7	0.6	1.2	1.1	1.1
Other	31.6	1.6	2.0	6.1	5.5	5.6

Total	$78.5	$46.1	$32.4	$32.8	$41.6	$33.5

(1)

Includes expenditures for North Anna Unit 3 of $13.6 million and $1.4 million for 2010 and 2011, respectively. In February 2011, we made the determination not to participate in North Anna Unit 3 and on December 16, 2011, we finalized our withdrawal. These costs are a portion of the costs reclassified to a regulatory asset. See “Note 10—Regulatory Assets and Liabilities in the Notes to the Consolidated Financial Statements” in Item 8.

Nearly all of our capital expenditures consist of additions to electric plant and equipment. Our future capital requirements include our portion of the cost of the nuclear fuel purchased for North Anna and other capital expenditures including generation facility improvements. Projected capital expenditures for “Other” include costs related to our transmission assets, administrative and general assets, and distributed generation facilities, and for 2010, actual capital expenditures include $30.0 million related to the purchase of two tracts of land for a potential new generating facility. We intend to use our cash flow from operations, borrowings under our syndicated credit facility, and potential long-term borrowings to fund all of our currently projected capital requirements through 2015.

Contractual Obligations

In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our generating facilities, power purchases for capacity and energy, the financing of our operations, and other matters. See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1. The following table summarizes our long-term contractual obligations at December 31, 2012:

	Payments due by Period
	Total	2013	2014-2015	2016-2017	2018 and Thereafter
	(in millions)
Long-term indebtedness	$1,326.6	$71.5	$138.1	$131.6	$985.4
Operating lease obligations	111.9	0.4	0.9	1.3	109.3
Power purchase obligations	1,334.7	185.7	362.0	358.0	429.0
Asset retirement obligations	389.4	—	—	—	389.4

Total	$3,162.6	$257.6	$501.0	$490.9	$1,913.1

We expect to fund these obligations with cash flow from operations, borrowings under our syndicated credit facility, and potential long-term borrowings.

Long-term Indebtedness

At December 31, 2012, all of our long-term indebtedness was issued under the Indenture. This indebtedness includes bonds issued privately and to the public and to a local governmental authority in consideration for loans to us of the proceeds of tax-exempt offerings of indebtedness by this governmental authority. Long-term indebtedness includes both the principal of and interest on long-term indebtedness, long-term indebtedness due within one year and unamortized discounts and premiums relating to long-term indebtedness.

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

Asset Retirement Obligations

We account for our asset retirement obligations in accordance with Accounting for Asset Retirement and Environmental Obligations which requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. A significant portion of our asset retirement obligations relates to the future decommissioning of North Anna by 2059. See “Critical Accounting Policies—Accounting for Asset Retirement and Environmental Obligations” above.

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

Power Purchase Arrangements

Under the terms of most of our power purchase contracts, we typically agree to provide collateral under certain circumstances and we require comparable terms from our counterparties. The collateral we may be required to post with a counterparty, and vice versa, is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under a contract with a respective counterparty. At December 31, 2012, the collateral we had posted with counterparties pursuant to the power purchase contracts we have in place was $4.4 million. Typically, collateral thresholds under our contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3,” respectively). At December 31, 2012, if our credit ratings had been below investment grade we estimate we would have been obligated to post between $500.0 million and $600.0 million of collateral with our counterparties. This calculation is based on energy prices on December 31, 2012, and delivered power for which we have not yet paid. Depending on the difference between the price of power under our contracts and the price of power in the market at the time of the calculation, this amount could increase or decrease.

Additionally, in accordance with its credit policy, PJM subjects each applicant, participant and member of PJM to a credit evaluation to determine its creditworthiness, and whether it must provide any collateral to support its obligations in connection with its PJM transactions. A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide collateral. At December 31, 2012, if PJM had determined that we needed to provide collateral to support our obligations, PJM could have asked us to provide up to approximately $11.2 million.

TEC Guarantees

TEC is considered a variable interest entity for which we are the primary beneficiary, and we have consolidated its results and eliminated all intercompany balances and transactions in consolidation. To facilitate the ability of TEC to sell power in the market, we have agreed to guarantee up to a maximum of $200.0 million of TEC’s delivery and payment obligations associated with its energy trades if requested. See “Business—Members—TEC” in Item 1. Our agreement to guarantee these obligations continues in effect until we elect to terminate it by providing at least 30 days prior written notice of termination or until all amounts owed to us by TEC have been paid. Our guarantee of TEC’s obligations will enable it to maintain sufficient credit support to meet its delivery and payment obligations associated with its energy trades. At December 31, 2012, we had issued guarantees for up to $38.5 million of TEC’s obligations and TEC had an immaterial balance in accounts payable related to these guarantees.

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

We used a portion of the one-time rental payment we received to enter into a payment undertaking agreement and to purchase an investment, which provides for substantially all of:

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

The payment undertaking agreement was issued by Rabobank which has senior debt obligations which are currently rated “AA-” by S&P and “Aa2” by Moody’s. Under this agreement, we made a payment to Rabobank, in return Rabobank agreed to make payments directly to the lender in the related lease transaction in satisfaction of a portion of our rent payment obligation under the leaseback and a portion of the fixed purchase price if we choose to exercise that option. We remain liable for all rental payments under the leaseback if Rabobank fails to make such payments, although the owner trust has agreed to pursue Rabobank before pursuing payment from us. For 2012, Rabobank paid $15.3 million of rent. At December 31, 2012, both the value of the portion of our lease obligations to be paid by Rabobank to the owner trust, as well as the value of our interest in the related payment undertaking agreement, totaled approximately $310.8 million.

In connection with the lease and leaseback, we also agreed to deliver a letter of credit to the investor to the lease within 90 days after our obligations under the Indenture are either rated below “A-” by S&P or “Baa2” by Moody’s, or if such obligations are placed on negative credit watch by either S&P or Moody’s while rated “A-” by S&P or “Baa2” by Moody’s, respectively. If our ratings had been below this minimum rating at December 31, 2012, the estimated amount of the letter of credit we would have been required to provide was approximately $5.5 million. The amount of any letter of credit we are required to deliver in connection with the lease decreases over time to zero by December 18, 2018.

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

If we elect not to purchase the owner trust’s interest in Clover Unit 1, we can arrange for a third party to purchase the owner trust’s output of the unit at a price which will preserve the owner trust’s net economic return as if we had purchased the related unit at the purchase option price. To be an eligible power purchaser, the third party must have, among other things, a net worth of at least $500 million and minimum specified credit ratings or other acceptable credit enhancement. We would assist in transmitting power to the third party by entering into a transmission and interconnection agreement with the owner trust. We also would be obligated to assist the owner trust in arranging new financing for the lease debt which remains outstanding at the expiration of the leaseback. We would not be obligated, however, to provide this financing. If alternate financing is not available or we otherwise fail to satisfy the conditions to arrange for a new third party purchaser, we must either exercise our purchase option or make a termination payment to the owner trust. We also must provide management services to the owner trust if power is being sold to the third party.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 could impact our use of over-the-counter derivatives. Regulations to implement the Dodd-Frank Act could impose additional requirements on the use of over-the-counter derivatives, such as margin and reporting requirements, which could affect both the use and cost of over-the-counter derivatives. The complete impact cannot be determined until regulations are finalized.

Market Price Risk

We are exposed to market price risk by purchasing power in the market to supply the power requirements of our member distribution cooperatives in excess of our entitlement to the output of our generating facilities. See “Business—Power Supply Resources” in Item 1. In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk.

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices. At December 31, 2012, we estimate that the fair value of our purchased power agreements and forward purchases of energy and natural gas was between $2.1 billion and $2.2 billion. Approximately 16% of the fair value of this portfolio is estimable using observable market prices. The remaining 84% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices. In the absence of observable market prices, the valuation of the 84% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model. As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio. As an example of our portfolio’s exposure to market price risk, it is estimated that a 10% change in the price of the commodities hedged by the portion of this portfolio with observable market prices would have changed the fair value of this portion of the portfolio by approximately $34.8 million at December 31, 2012. To the extent all or portions of our portfolio are liquidated above or below our original cost, these gains or losses are factored into the costs billed to our member distribution cooperatives pursuant to our formulary rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate” in Item 7.

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

Virginia Power advises us it uses both long-term contracts and short-term spot agreements to acquire the low sulfur bituminous coal used to fuel Clover. See “Business—Power Supply Resources—Fuel Supply—Coal” in Item 1.

Virginia Power advises us it primarily uses long-term contracts to support North Anna’s nuclear fuel requirements and that worldwide market conditions are continuously evaluated to ensure a range of supply options at reasonable prices which are dependent upon the market environment. See “Business—Power Supply Resources—Fuel Supply—Nuclear” in Item 1.

Interest Rate Risk and Equity Price Risk

In 2012, all of our outstanding long-term indebtedness accrued interest at fixed rates.

We also have a $500.0 million committed syndicated revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources—Credit Facility” in Item 7. Any amounts we borrow under this facility will accrue interest at a variable rate. At December 31, 2012, we did not have any amounts outstanding under this facility.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust fund so that the fund balance will cover the estimated cost to decommission North Anna at the time of decommissioning. At December 31, 2012, $37.8 million of these funds were invested in fixed-income securities and $75.2 million of these funds were invested in equity securities. The value of these equity and fixed income securities will be impacted by changes in interest rates and price fluctuations in equity markets. To minimize adverse changes in the aggregate value of the trust fund, we actively monitor our portfolio by measuring the performance of our investments against market indexes and by maintaining and reviewing established target allocation percentages of assets in our trust to various investment options. We believe the trust fund’s exposure to changes in interest rates and price fluctuations in equity markets will not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2012, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

March 13, 2013

/s/ JACKSON E. REASOR	/s/ ROBERT L. KEES
Jackson E. Reasor	Robert L. Kees
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To The Board of Directors

Old Dominion Electric Cooperative

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative as of December 31, 2012 and 2011, and the related consolidated statements of revenues, expenses and patronage capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Electric Cooperative at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

Richmond, Virginia

March 13, 2013	/s/ Ernst & Young LLP

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
	(in thousands)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,655,705	$1,638,938
Less accumulated depreciation	(721,541)	(697,031)

	934,164	941,907
Nuclear fuel, at amortized cost	20,379	22,838
Construction work in progress	36,797	48,160

Net Electric Plant	991,340	1,012,905

Investments:
Nuclear decommissioning trust	113,280	101,474
Lease deposits	94,145	91,718
Unrestricted investments and other	55,599	42,007

Total Investments	263,024	235,199

Current Assets:
Cash and cash equivalents	37,343	63,756
Accounts receivable	3,564	7,210
Accounts receivable–deposits	4,400	6,500
Accounts receivable–members	86,154	82,236
Fuel, materials, and supplies	59,091	53,771
Prepayments and other	2,556	3,187

Total Current Assets	193,108	216,660

Deferred Charges:
Regulatory assets	87,006	98,964
Other	9,043	10,252

Total Deferred Charges	96,049	109,216

Total Assets	$1,543,521	$1,573,980

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$360,424	$350,485
Non-controlling interest	13,257	13,093

Total Patronage capital and Non-controlling interest	373,681	363,578
Long-term debt	737,836	766,128

Total Capitalization	1,111,517	1,129,706

Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	75,583	65,416
Accounts payable–members	38,585	81,224
Accrued expenses	4,936	4,863
Deferred energy	56,027	34,712

Total Current Liabilities	203,423	214,507

Deferred Credits and Other Liabilities:
Asset retirement obligations	76,880	73,141
Obligations under long-term lease	74,086	69,285
Regulatory liabilities	71,452	75,580
Other	6,163	11,761

Total Deferred Credits and Other Liabilities	228,581	229,767

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,543,521	$1,573,980

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES, AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	2012	2011	2010
	(in thousands)
Operating Revenues	$842,681	$891,539	$844,470

Operating Expenses:
Fuel	90,874	112,421	185,202
Purchased power	537,746	593,030	462,871
Deferred energy	21,315	(10,665)	6,637
Operations and maintenance	42,615	40,642	39,467
Administrative and general	35,958	36,520	39,895
Depreciation and amortization	42,012	41,566	41,535
Amortization of regulatory asset/(liability), net	735	3,808	3,352
Accretion of asset retirement obligations	3,739	3,572	3,333
Taxes, other than income taxes	8,542	8,055	8,507

Total Operating Expenses	783,536	828,949	790,799

Operating Margin	59,145	62,590	53,671
Other expense, net	(2,224)	(1,377)	(1,723)
Loss on investments, net	(2,156)	(2,348)	(3,558)
Investment income	4,129	4,968	4,576
Interest charges, net	(48,698)	(53,148)	(42,824)
Income taxes	(93)	49	3

Net Margin including Non-controlling interest	10,103	10,734	10,145
Non-controlling interest	(164)	73	13

Net Margin attributable to ODEC	9,939	10,807	10,158
Patronage Capital - Beginning of Year	350,485	339,678	329,520

Patronage Capital - End of Year	$360,424	$350,485	$339,678

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	2012	2011	2010
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$10,103	$10,734	$10,145
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	42,012	41,566	41,535
Other non-cash charges	14,616	10,454	10,149
Amortization of lease obligations	4,801	4,484	4,189
Interest on lease deposits	(2,710)	(2,646)	(2,586)
Change in current assets	(2,861)	11,250	(34,563)
Change in deferred energy	21,315	(10,665)	6,637
Change in current liabilities	(32,399)	(21,247)	90,121
Change in regulatory assets and liabilities	(248)	(10,807)	(11,596)
Change in deferred charges and credits	(3,319)	6,951	5,176

Net Cash Provided by Operating Activities	51,310	40,074	119,207

Financing Activities:
Issuance of long-term debt	—	350,000	—
Debt issuance costs	—	(2,342)	—
Payment of long-term debt	(28,292)	(244,292)	(22,917)
Draws on revolving credit facilities	—	52,257	110,304
Repayments on revolving credit facilities	—	(59,300)	(130,215)

Net Cash (Used for) Provided by Financing Activities	(28,292)	96,323	(42,828)

Investing Activities:
Purchases of held to maturity securities	(103,420)	(159,030)	—
Proceeds from sale of held to maturity securities	91,278	117,751	—
Purchases of available for sale securities	(24,290)	—	—
Proceeds from sale of available for sale securities	24,308	—	325
Proceeds from sale of trading securities	—	11,089	—
Increase in other investments	(4,900)	(3,100)	(3,663)
Electric plant additions	(32,407)	(46,090)	(78,486)
Loss on investments, net	—	2,348	3,558

Net Cash Used for Investing Activities	(49,431)	(77,032)	(78,266)

Net Change in Cash and Cash Equivalents	(26,413)	59,365	(1,887)
Cash and Cash Equivalents - Beginning of Year	63,756	4,391	6,278

Cash and Cash Equivalents - End of Year	$37,343	$63,756	$4,391

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities, and non-controlling interest of TEC are recorded at carrying value and the net consolidated assets were $13.3 million and $13.1 million at December 31, 2012 and December 31, 2011, respectively. The income taxes reported on our Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities for which we have significant influence is recorded using the equity method of accounting. We have a power sales contract with TEC, under which TEC purchases power from us that we do not need to meet the actual needs of our member distribution cooperatives and sells this power to the market under market-based rate authority granted by FERC. TEC also acquires natural gas and forward purchase contracts to hedge the price of natural gas to supply our combustion turbine facilities, and takes advantage of other power-related trading opportunities in the market which may help lower our member distribution cooperatives’ costs. TEC does not engage in speculative trading.

We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. We have eleven member distribution cooperatives as our Class A members. Our sole Class B member, TEC, a taxable corporation, is owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. Our rates are not regulated by the public service commissions of the state in which our member distribution cooperatives operate, but are set periodically by a formula that was accepted for filing by FERC.

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

Depreciation

We conduct depreciation studies approximately every five years.

	Depreciation Rates
Generating Facility	2012	2011	2010
Clover	1.8%	1.8%	1.8%
North Anna	3.0	3.0	2.9
Louisa	3.5	3.5	3.3
Marsh Run	3.2	3.2	3.4
Rock Springs	3.3	3.3	3.5

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract. In 2004, Virginia Power filed a lawsuit seeking recovery of damages in connection with the DOE’s failure to commence accepting spent nuclear fuel from North Anna. A trial held in 2008 ruled in favor of Virginia Power and the DOE filed an appeal. In 2011, the Federal Appeals Court issued a decision affirming the trial court’s damages award and Virginia Power received a settlement amount for spent fuel costs representing certain spent nuclear fuel-related costs incurred through June 30, 2006. Virginia Power then paid us our proportionate share of the payment, $7.8 million, which we recorded as a $6.7 million reduction to fuel expense and a $1.1 million reduction to operations and maintenance expense in 2011. Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred subsequent to June 30, 2006, and on November 1, 2012, signed a settlement agreement with the DOE. Our proportionate share of these costs from July 1, 2006 through December 31, 2012, is $8.3 million, which we recorded as a $6.2 million reduction to fuel expense and a $2.1 million reduction to property, plant, and equipment, as the settlement includes a reimbursement of costs related to fixed assets. Of the $8.3 million settlement amount, we received reimbursement of $6.2 million in the fourth quarter of 2012, and we anticipate receiving the remaining $2.1 million, which has been recorded as a receivable, in the fourth quarter of 2013.

Fuel, Materials, and Supplies

Fuel, materials, and supplies is comprised of spare parts for our generating assets, which are recorded at lower of cost or market, and fuel, which consists primarily of coal and No. 2 fuel oil, which is recorded at average cost.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used. We capitalize interest on borrowings for significant construction projects. Interest capitalized in 2012, 2011, and 2010, was $1.0 million, $0.9 million, and $1.4 million, respectively.

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

TEC is a taxable corporation and its provision for income taxes was immaterial for the years ended December 31, 2012, 2011, and 2010.

Operating Revenues

Our operating revenues are derived from sales to our members and non-members. We sell energy to our Class A members pursuant to long-term wholesale power contracts that we maintain with each of our member distribution cooperatives. These wholesale power contracts obligate each member distribution cooperative to pay us for power furnished in accordance with our rates. Power furnished is determined based on month-end meter readings. For the years ended December 31, 2012, 2011, and 2010, revenue from sales to our member distribution cooperatives was $826.8 million, $853.9 million, and $779.1 million, respectively. See Note 5—Wholesale Power Contracts.

We sell excess purchased and generated energy, if any, to TEC, our Class B member, or to third parties under FERC market-based rate authority. Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives. TEC’s sales to third parties are reflected as non-member revenues; however, in 2012, 2011, and 2010, TEC had no sales to third parties. Excess purchased and generated energy that is not sold to TEC is sold to PJM under its rates for providing energy imbalance service, or to third parties. For the years ended December 31, 2012, 2011, and 2010, energy sales to non-members were $15.9 million, $37.6 million, and $65.4 million, respectively.

Formulary Rate

Our power sales are comprised of two power products – energy and demand. Energy is the physical electricity delivered through transmission and distribution facilities to customers. We must have sufficient committed energy available to us for delivery to our member distribution cooperatives to meet their maximum energy needs at any time, with limited exceptions. This committed available energy at any time is referred to as demand.

The rates we charge our member distribution cooperatives for sales of energy and demand are determined by a formulary rate accepted by FERC which is intended to permit collection of revenues which will equal the sum of:

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

Debt Issuance Costs

Capitalized costs associated with the issuance of debt totaled $8.3 million and $9.1 million, at December 31, 2012 and 2011, respectively and are included in deferred charges – other. These costs are being amortized using the effective interest method over the life of the respective debt issues, and are included in interest charges, net.

Deferred Credits and Other Liabilities – Other

Deferred credits and other liabilities – other, includes a gain on a long-term lease transaction (see Note 8—Long-term Lease Transaction), DOE decontamination and decommissioning liability, and liabilities associated with benefit plans for certain executives. The unamortized portion of the deferred gain was $5.4 million and $6.5 million at December 31, 2012 and 2011, respectively. This gain is being amortized into income ratably over the term of the operating lease, through 2018, as a reduction to depreciation and amortization expense.

Deferred Energy

We use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Our deferred energy balance represents the net accumulation of any under- or over-collection of energy costs. At December 31, 2012 and 2011, we had an over-collected deferred energy balance of $56.0 million and $34.7 million, respectively. Over-collected deferred energy balances are refunded to our member distribution cooperatives in subsequent periods.

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

We also purchase natural gas futures generally for three years or less to hedge the price of natural gas for the operation of our combustion turbine facilities. These derivatives do not qualify for the normal purchases/normal sales exception. For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we may elect cash flow hedge accounting in accordance with Accounting for Derivatives and Hedging. Accordingly, gains and losses on derivative contracts are deferred into other comprehensive income until the hedged underlying transaction occurs or is no longer likely to occur. For derivative contracts where hedge accounting is not utilized, or for which ineffectiveness exists, we defer all remaining gains and losses on a net basis as a regulatory asset or liability in accordance with Accounting for Regulated Operations. These amounts are subsequently reclassified as purchased power or fuel expense in our Consolidated Statements of Revenues, Expenses, and Patronage Capital as the power or fuel is delivered and/or the contract settles. There was no hedge ineffectiveness during the years ended December 31, 2012, 2011, or 2010.

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

Patronage Capital

We are organized and operate as a cooperative. Patronage capital represents our retained net margins, which have been allocated to our members based upon their respective power purchases in accordance with our bylaws. Any distributions are subject to the discretion of our board of directors and the restrictions contained in the Indenture and our syndicated credit agreement. See Note 11—Long-term Debt for discussion of the restrictions contained in the Indenture.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, derivatives, and receivables arising from sales to our members and non-members. Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $86.2 million and $82.2 million, at December 31, 2012 and 2011, respectively.

Cash Equivalents

For purposes of our Consolidated Statements of Cash Flows, we consider all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Segment

We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. Our CEO serves as our chief operating decision maker who manages and reviews our operating results as one operating and therefore one reportable segment. We supply our member distribution cooperatives’ energy and demand requirements through a portfolio of resources including generating facilities, power purchase contracts, and forward, short-term and spot market energy purchases.

NOTE 2—Electric Plant

Our net electric plant is comprised of the following for 2012:

	Clover	North Anna	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment(1)	$672,541	$331,878	$584,004	$67,282	$1,655,705
Accumulated depreciation	(344,428)	(176,442)	(179,072)	(21,599)	(721,541)
Nuclear fuel	—	63,186	—	—	63,186
Accumulated amortization of nuclear fuel	—	(42,807)	—	—	(42,807)
Construction work in progress	6,080	29,955	105	657	36,797

	$334,193	$205,770	$405,037	$46,340	$991,340

(1)	Other includes $30.0 million related to land held for future use.

Our net electric plant is comprised of the following for 2011:

	Clover	North Anna	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment(1)	$668,666	$321,451	$583,509	$65,312	$1,638,938
Accumulated depreciation	(342,414)	(174,944)	(159,648)	(20,025)	(697,031)
Nuclear fuel	—	63,405	—	—	63,405
Accumulated amortization of nuclear fuel	—	(40,567)	—	—	(40,567)
Construction work in progress	8,707	38,324	15	1,114	48,160

	$334,959	$207,669	$423,876	$46,401	$1,012,905

(1)	Other includes $30.0 million related to land held for future use.

We hold a 50% undivided ownership interest in Clover, a two-unit, 866 MW (net capacity entitlement) coal-fired electric generating facility operated by Virginia Power. We are responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for Clover, and we must fund these items. Our portion of assets, liabilities, and operating expenses associated with Clover are included in our consolidated financial statements. At December 31, 2012 and 2011, we had an outstanding accounts payable balance of $14.7 million and $13.9 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

We have an 11.6% undivided ownership interest in North Anna, a two-unit, 1,879 MW (net capacity entitlement) nuclear power facility, as well as nuclear fuel and common facilities at the power station, and a portion of spare parts inventory, and other support facilities. North Anna is operated by Virginia Power, which owns the balance of the plant. We are responsible for 11.6% of all post-acquisition date additions and operating costs associated with the plant, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for North Anna, and we must fund these items. Our portion of assets, liabilities, and operating expenses associated with North Anna are included in our consolidated financial statements. At December 31, 2012 and 2011, we had an outstanding accounts payable balance of $11.2 million and $6.0 million, respectively, due to Virginia Power for the operation, maintenance, and capital investment at North Anna.

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

The table below summarizes our projected capital expenditures, including nuclear fuel and capitalized interest, for 2013 through 2015:

	Projected Year Ended December 31,
	2013	2014	2015
	(in millions)
Clover	$16.1	$16.9	$14.9
North Anna	9.4	18.1	11.9
Combustion turbine facilities	1.2	1.1	1.1
Other	6.1	5.5	5.6

Total	$32.8	$41.6	$33.5

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

A significant portion of our asset retirement obligations relate to our share of the future decommissioning of North Anna. At December 31, 2012 and 2011, North Anna’s nuclear decommissioning asset retirement obligation totaled $68.5 million and $65.2 million, respectively. Approximately every four years, a new decommissioning study for North Anna is performed. In 2009, we received the new study and adopted it effective July 1, 2009.

The following represents changes in our asset retirement obligations for the years ended December 31, 2012 and 2011 (in thousands):

Asset retirement obligations at December 31, 2010	$67,876
Accretion expense	3,572
Additional asset retirement obligation	1,693

Asset retirement obligations at December 31, 2011	$73,141
Accretion expense	3,739

Asset retirement obligations at December 31, 2012	$76,880

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

NOTE 4—Power Purchase Agreements

In 2012, 2011, and 2010, our owned generating facilities together furnished approximately 33.4%, 33.3%, and 45.9%, respectively, of our energy requirements. The remaining needs were satisfied through physically-delivered forward purchase power contracts and spot market purchases.

We purchase significant amounts of power in the market through long-term and short-term physically-delivered forward power purchase contracts. We also purchase power in the spot market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we utilize policies, procedures, and hedging instruments to manage the risks in the changing business environment. These policies and procedures, developed through consultation with ACES, an energy trading and risk management company, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility. At December 31, 2012 and 2011, due to changes in energy prices, we were required to post $4.4 million and $6.5 million, respectively, with our counterparties pursuant to contracts we have in place with them.

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

We have a long-term power purchase agreement with Exelon to supply 200 MW of energy and capacity to us for ten years ending in May 2020.

Our purchased power costs for 2012, 2011, and 2010 were $537.7 million, $593.0 million, and $462.9 million, respectively.

As of December 31, 2012, our energy and capacity purchase commitments under the various agreements were as follows:

Year Ending December 31,	Energy and Capacity Commitments
(in millions)
2013	$185.7
2014	175.4
2015	186.6

$547.7

NOTE 5—Wholesale Power Contracts

We have a wholesale power contract with each of our eleven member distribution cooperatives. The wholesale power contracts are “all-requirements” contracts. Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions, to the extent that we have the power and facilities available to do so. These contracts extend until January 1, 2054 and beyond this date unless either party gives the other at least three years notice of termination.

The principal exception to the all-requirements obligations of the member distribution cooperatives relates to the ability of our mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA. Purchases under this exception constituted approximately 0.8% of our member distribution cooperatives’ total energy requirements and approximately 2.5% of our member distribution cooperatives’ total capacity requirements in 2012.

Two additional limited exceptions to the all-requirements nature of the contract permit the member distribution cooperatives to receive up to the greater of 5% of their power requirements or 5 MW from owned generation or other suppliers, and to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. To date, none of our member distribution cooperatives have received any of their power requirements under these exceptions; however, during 2013, we currently anticipate that they will receive approximately 6.5 MW under these exceptions.

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

The formulary rate allows us to recover and refund amounts under our Margin Stabilization Plan. Our Margin Stabilization Plan allows us to review our actual capacity-related costs of service and capacity revenues and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, generally in the succeeding calendar year. Each quarter we adjust operating revenues and accounts receivable-members or accounts payable-members, as appropriate, to reflect these adjustments. Adjustments under our Margin Stabilization Plan were $15.0 million, $14.9 million, and $22.5 million for the years ending December 31, 2012, 2011, and 2010, respectively. During the third quarter of 2011, we refunded $10.0 million of the $14.9 million.

Revenues from our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)

Rappahannock Electric Cooperative (1)	$280.4	$290.4	$245.4
Shenandoah Valley Electric Cooperative (1)	152.1	159.8	123.2
Delaware Electric Cooperative, Inc.	95.4	97.6	100.0
Choptank Electric Cooperative, Inc.	75.9	76.6	77.5
Southside Electric Cooperative	66.0	67.5	68.7
A&N Electric Cooperative	48.4	50.1	51.0
Mecklenburg Electric Cooperative	40.6	41.8	42.0
Prince George Electric Cooperative	22.1	22.5	22.7
Northern Neck Electric Cooperative	19.7	20.5	20.9
Community Electric Cooperative	14.1	14.7	15.4
BARC Electric Cooperative	12.1	12.4	12.3

	$826.8	$853.9	$779.1

(1)	REC and SVEC acquired additional service territory on June 1, 2010.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 2012	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$113,280	$38,048	$75,232	$—
Unrestricted investments and other (3)	122	122	—	—

Total Financial Assets	$113,402	$38,170	$75,232	$—

Derivatives - gas and power (4)	$624	$624	$—	$—

Total Financial Liabilities	$624	$624	$—	$—

	December 2011	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$101,474	$54,781	$46,693	$—
Unrestricted investments and other (3)	91	91	—	—

Total Financial Assets	$101,565	$54,872	$46,693	$—

Derivatives - gas and power (4)	$5,170	$888	$4,282	$—

Total Financial Liabilities	$5,170	$888	$4,282	$—

(1)	For additional information about our nuclear decommissioning trust see Note 9—Investments.
(2)

Nuclear decommissioning trust includes investments that are available for sale and classified as level 2. These level 2 assets consist of an equity fund that attempts to replicate the return of the S&P 500, an equity fund that invests in small capitalization stocks, and as of the third quarter of 2012, an equity fund that invests in international stocks. The fair values of the investments in the nuclear decommissioning trust have been estimated using the net asset value per share.

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

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating activities section of our Consolidated Statements of Cash Flows.

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of December 31, 2012 Quantity	As of December 31, 2011 Quantity

Natural Gas	MMBTU	650,000	3,800,000
Purchased Power	MWh	—	213,120

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
	Balance Sheet Location	As of December 2012	As of December 2011
		(in thousands)

Derivatives in a liability position:

Natural gas futures contracts	Deferred credits and other liabilities-other	$624	$3,295
Purchased power contracts	Deferred credits and other liabilities-other	—	1,875

Total derivatives in a liability position		$624	$5,170

The Effect of Derivative Instruments on the Statement of Revenues, Expenses, and Patronage Capital for the Years Ended December 31, 2012 and 2011

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability for Derivatives as of December 31,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Year Ended December 31,
	2012	2011		2012	2011
	(in thousands)			(in thousands)

Natural gas futures contracts (1)	$(2,264)	$(6,826)	Fuel	$(6,522)	$(6,035)
Purchased power contracts	—	(1,875)	Purchased power	(2,736)	(517)

Total	$(2,264)	$(8,701)		$(9,258)	$(6,552)

(1)

As of December 31, 2012 and 2011, includes a regulatory asset of $1.6 million and $3.5 million, respectively, to be recognized in future periods as the result of the contracts being effectively settled.

NOTE 8—Long-term Lease Transaction

On March 1, 1996, we entered into a long-term lease transaction with an owner trust for the benefit of an investor. Under the terms of the transaction, we entered into a 48.8 year lease of our interest in Clover Unit 1, valued at $315.0 million, to such owner trust, and immediately after we entered into a 21.8 year lease of the interest back from such owner trust. As a result of the transaction, we recorded a deferred gain of $23.7 million, which is being amortized into income ratably over the 21.8 year operating lease term, as a reduction to operating expenses. At December 31, 2012 and 2011, the unamortized portion of the deferred gain was $5.4 million and $6.5 million, respectively.

We used a portion of the one-time rental payment of $315.0 million we received to enter into a payment undertaking agreement that would provide for substantially all of our periodic rent payments under the leaseback, and the fixed purchase price of the interest in the unit at the end of the term of the leaseback if we were to exercise our option to purchase the interest of the owner trust in the unit at that time. The payment undertaking agreement, which had a balance of $310.8 million at December 31, 2012, is issued by Rabobank, which has senior debt obligations which are currently rated “AA-” by S&P and “Aa2” by Moody’s, respectively. The amount of debt considered to be extinguished by in substance defeasance was $310.8 million and $311.8 million, at December 31, 2012 and 2011, respectively.

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

NOTE 9—Investments

Investments were as follows at December 31, 2012 and 2011:

			Gross	Gross
			Unrealized	Unrealized	Fair	Carrying
Description	Designation	Cost	Gains	Losses	Value	Value
		(in thousands)
December 31, 2012

Nuclear decommissioning trust (1)(2)
Debt securities	Available for sale	$34,342	$3,473	$—	$37,815	$37,815
Equity securities	Available for sale	61,322	13,910	—	75,232	75,232
Cash and other	Available for sale	233	—	—	233	233

Total Nuclear Decommissioning Trust		$95,897	$17,383	$—	$113,280	$113,280

Lease Deposits (3)
Government obligations	Held to maturity	$94,145	$11,063	$—	$105,208	$94,145

Total Lease Deposits		$94,145	$11,063	$—	$105,208	$94,145

Unrestricted investments
Government obligations	Held to maturity	$51,900	$8	$—	$51,908	$51,900
Debt securities	Held to maturity	1,750	—	—	1,750	1,750

Total Unrestricted Investments		$53,650	$8	$—	$53,658	$53,650

Other
Equity securities	Available for sale	$113	$9	$—	$122	$122
Non-marketable equity investments (4)	Equity	1,827	—	—	1,827	1,827

Total Other		$1,940	$9	$—	$1,949	$1,949

						$263,024

December 31, 2011

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$42,528	$2,475	$—	$45,003	$45,003
Equity securities	Available for sale	51,654	7,689	(2,997)	56,346	56,346
Cash and other	Available for sale	125	—	—	125	125

Total Nuclear Decommissioning Trust		$94,307	$10,164	$(2,997)	$101,474	$101,474

Lease Deposits (3)
Government obligations	Held to maturity	$91,718	$9,862	$—	$101,580	$91,718

Total Lease Deposits		$91,718	$9,862	$—	$101,580	$91,718

Unrestricted investments
Government obligations	Held to maturity	$40,111	$5	$—	$40,116	$40,111

Total Unrestricted Investments		$40,111	$5	$—	$40,116	$40,111

Other
Equity securities	Available for sale	$96	$—	$(5)	$91	$91
Non-marketable equity investments (4)	Equity	1,805	—	—	1,805	1,805

Total Other		$1,901	$—	$(5)	$1,896	$1,896

						$235,199

(1)

Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3—Accounting for Asset Retirement Obligations. Unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability.

(2)	In the third quarter of 2012, we rebalanced our portfolio in the nuclear decommissioning trust.
(3)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8—Long-term Lease Transaction.
(4)	We believe the carrying value approximates fair value for our equity investments.

Our investments by classification at December 31, 2012 and 2011, were as follows:

	December 31, 2012		December 31, 2011
		Carrying		Carrying
Description	Cost	Value	Cost	Value
	(in thousands)
Available for sale	$96,010	$113,402	$94,403	$101,565
Held to maturity	147,795	147,795	131,829	131,829
Equity	1,827	1,827	1,805	1,805

	$245,632	$263,024	$228,037	$235,199

Contractual maturities of unrestricted debt securities at December 31, 2012, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Available for sale	$—	$—	$—	$—	$—
Held to maturity	53,650	—	—	—	53,650

	$53,650	$—	$—	$—	$53,650

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

NOTE 10—Regulatory Assets and Liabilities

In accordance with Accounting for Regulated Operations, we record regulatory assets and liabilities that result from our ratemaking. Our regulatory assets and liabilities at December 31, 2012 and 2011, were as follows:

	December 31,
	2012	2011
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$18,297	$20,958
Deferred asset retirement costs	380	396
Deferred net unrealized losses on derivative instruments	2,264	8,701
NOVEC contract termination fee	39,149	41,596
Loan acquisition fee	1,118	1,341
Interest rate hedge	3,050	3,224
North Anna Unit 3	22,748	22,748

Total Regulatory Assets	$87,006	$98,964

Regulatory Liabilities:
North Anna asset retirement obligation deferral	$35,958	$37,910
Norfolk Southern settlement	17,462	29,789
North Anna nuclear decommissioning trust unrealized gain	17,383	7,167
Unamortized gains on reacquired debt	649	714

Total Regulatory Liabilities	$71,452	$75,580

Regulatory Liabilities included in Current Liabilities:
Deferred energy	$56,027	$34,712

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

•

Interest rate hedge. To mitigate a portion of our exposure to fluctuations in long-term interest rates related to the debt we issued in 2011, we entered into an interest rate hedge. This will be amortized over the life of the 2011 debt and will be fully amortized in 2050.

•

North Anna Unit 3. In February 2011, we made the determination not to participate in North Anna Unit 3 and on December 16, 2011, we finalized our withdrawal as a participant in the project and transferred our interest to Virginia Power. Related to this decision, in 2011 we reclassified the corresponding construction work in progress to a regulatory asset. Reimbursement of costs recorded in the regulatory asset to us by Virginia Power is subject to the VSCC approval. We cannot currently estimate if or when Virginia Power will seek approval from the VSCC. If these costs are not determined to be collectible from Virginia Power, we will begin amortizing our regulatory asset and collect these costs from our member distribution cooperatives through our formulary rate.

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

•

Norfolk Southern settlement reflects the difference in the amount previously accrued and the actual settlement amount. The remaining amount will be amortized ratably through May 2014 as a reduction of fuel expense.

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

NOTE 11—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2012	2011
	(in thousands)
$90,000,000 principal amount of First Mortgage Bonds, 2011 Series A due 2040 at an interest rate of 4.83%	$84,000	$87,000

$165,000,000 principal amount of First Mortgage Bonds, 2011 Series B due 2040 at an interest rate of 5.54%	165,000	165,000

$95,000,000 principal amount of First Mortgage Bonds, 2011 Series C due 2050 at an interest rate of 5.54%	90,250	92,625

$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	166,664	177,081

$27,755,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.00%	27,755	27,755

$32,455,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.625%	32,455	32,455

$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	200,000	212,500

	766,124	794,416
Unamortized discounts and premiums	4	4
Current maturities	(28,292)	(28,292)

	$737,836	$766,128

At December 31, 2012 and 2011, deferred gains and losses on reacquired debt totaled a net loss of approximately $17.6 million and $20.2 million, respectively. Deferred gains and losses on reacquired debt are deferred under regulatory accounting. See Note 10—Regulatory Assets and Liabilities.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,	(in thousands)
2013	$28,292
2014	28,292
2015	28,292
2016	28,292
2017	28,292
2018 and thereafter	624,664

$766,124

The aggregate fair value of long-term debt was $907.6 million and $897.9 million at December 31, 2012 and 2011, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

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

Our 2002 Series A bonds, with an aggregate principal amount of $60.2 million outstanding, are subject to optional redemption by ODEC on or after June 1, 2013. We currently anticipate that we will call the 2002 Series A bonds in the second quarter of 2013.

NOTE 12—Short-term Borrowing Arrangements

We maintain a $500.0 million, five-year committed revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement mature on November 20, 2016, unless earlier terminated in accordance with the agreement. We did not have any outstanding borrowings under this facility at December 31, 2012 or December 31, 2011; however, the interest rate would have been 1.2% and 1.3%, respectively.

We maintain a policy which allows our member distribution cooperatives to prepay or extend payment on their monthly power bills. Under this policy, we pay interest on prepayment balances at a blended investment and short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and short-term borrowing rate. Amounts prepaid by our member distribution cooperatives are included in accounts payable-members and totaled $23.5 million and $76.2 million at December 31, 2012 and 2011, respectively. Amounts extended by our member distribution cooperatives are included in accounts receivable-members and totaled $13.6 million and $7.4 million at December 31, 2012 and 2011, respectively.

NOTE 13—Employee Benefits

Substantially all of our employees participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit multiple employer master pension plan. The legal name of the plan is the NRECA Retirement

Security Plan; the employer identification number is 53–0116145, and the plan number is 333. Plan information is available publicly through the annual Form 5500, including attachments. The plan year is January 1 through December 31. In total, the NRECA Retirement Security Plan was between 65% and 80% funded at December 31, 2012 and 2011, based on the PPA funding target and PPA actuarial value of assets on those dates. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. We also participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the Retirement Security Plan because of the IRC limitations. Our contributions were $2.9 million, $2.7 million, and $2.6 million, in 2012, 2011, and 2010, respectively. In each of these years, our contributions represented less than 5% of the total contributions made to the plan by all participating employers and there were no changes that significantly affect the comparability of the 2012, 2011, and 2010 contributions. There has been no funding improvement plan or rehabilitation plan implemented nor is one pending, and we did not pay a surcharge to the plan for 2012. Pension expense, inclusive of administrative fees, was $3.0 million, $2.8 million, and $2.7 million for 2012, 2011, and 2010, respectively.

We have also elected to participate in a defined contribution 401(k) retirement plan administered by Diversified, Inc. We match up to the first 2% of each participant’s base salary. Our matching contributions were $204,000, $203,000, and $195,000, in 2012, 2011, and 2010, respectively.

NOTE 14—Other

Power Supply Planning

We are in the process of evaluating and pursuing new power supply options which may result in significant capital expenditures in the future. Significant capital expenditures carry with them the risk that decisions made today can have implications well into the future. Failure to anticipate market, technology, and regulatory risks regarding particular capital assets can impact their cost to operate and value in the future. In addition, construction carries with it risks relating to timely completion and operational effectiveness.

NOTE 15—Supplemental Cash Flows Information

Cash paid for interest, net of amounts capitalized, in 2012, 2011, and 2010, was $45.4 million, $49.0 million, and $44.4 million, respectively. Cash paid for income taxes was immaterial in 2012, 2011, and 2010.

NOTE 16—Commitments and Contingencies

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

Our share of the contingent liability for the coverage assessments described above is estimated to be a maximum of $35.3 million at December 31, 2012.

NOTE 17—Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years 2012 and 2011 follows. Amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of management for a fair statement of the results for the interim periods. Results for the interim periods may fluctuate as a result of weather conditions, changes in rates, and other factors.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands)
Statement of Operations Data
2012
Operating Revenues	$222,427	$198,280	$224,244	$197,730	$842,681
Operating Margin	14,365	13,848	16,386	14,546	59,145
Net Margin attributable to ODEC	2,516	2,498	2,475	2,450	9,939

2011
Operating Revenues	$232,095	$219,052	$229,909	$210,483	$891,539
Operating Margin	14,350	15,573	16,599	16,068	62,590
Net Margin attributable to ODEC	2,388	3,055	2,670	2,694	10,807

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management has assessed our internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2012, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria. We have not identified any material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

John William Andrew, Jr. (59). President and CEO of Delaware Electric Cooperative, Inc. since 2005. Mr. Andrew has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2005.

M Dale Bradshaw (59). CEO of Prince George Electric Cooperative since 1995. Mr. Bradshaw has held executive positions in the utility industry for over two decades and has been a director of ODEC since 1995.

Vernon N. Brinkley (66). President and CEO of A&N Electric Cooperative since 2003. Mr. Brinkley has held executive positions in the utility industry for over three decades and has been a director of ODEC since 1982.

Darlene H. Carpenter (66). Realtor of Montague, Miller & Company Realtors, Inc. since 2006. Ms. Carpenter has been a director of ODEC since 2009 and a director of Rappahannock Electric Cooperative since 1984. Ms. Carpenter is a past director of National Rural Utilities Cooperative Finance Corporation where she completed two three-year terms including serving on the audit committee (as chairman), the loan committee and the corporate relations committee.

Glenn F. Chappell (69). Self-employed farmer since 1961. Mr. Chappell has been a director of ODEC since 1995 and a director of Prince George Electric Cooperative since 1985.

Earl C. Currin, Jr. (69). Retired, formerly Provost at Southside Community College where he served from 1970 to 2007. Dr. Currin taught both accounting and economics at the college level. Dr. Currin has been a director of ODEC since 2008 and a director of Southside Electric Cooperative since 1986.

E. Garrison Drummond (61). Insurance agent of Drummond Insurance Agency, Inc. since 1984. Mr. Drummond has been a director of ODEC since 2012 and a director of A&N Electric Cooperative since 2002.

Jeffrey S. Edwards (49). President and CEO of Southside Electric Cooperative since 2007. Mr. Edwards served as Executive Vice President of Albemarle Electric Membership Cooperative from 1998 to 2007. Mr. Edwards has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2007.

Kent D. Farmer (55). President and CEO of Rappahannock Electric Cooperative since 2004. Mr. Farmer has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2004.

Fred C. Garber (68). Retired, formerly President of Mt. Jackson Farm Service from 1973 to 2003. Mr. Garber has been a director of ODEC since 2005 and a director of Shenandoah Valley Electric Cooperative since 1984.

Hunter R. Greenlaw, Jr. (67). President of Greenlaw, Edwards & Leake, Inc., a real estate development and general contracting company since 1974. Mr. Greenlaw has been a director of ODEC since 1991 and a director of Northern Neck Electric Cooperative since 1979.

Bruce A. Henry (67). Owner and Secretary/Treasurer of Delmarva Builders, Inc., since 1981. Mr. Henry has been a director of ODEC since 1993 and a director of Delaware Electric Cooperative, Inc. since 1978.

David J. Jones (64). Owner/operator of Big Fork Farms since 1970 and Vice President of Exchange Warehouse, Inc. from 1996 to 2006. Mr. Jones has been a director of ODEC since 1986 and a director of Mecklenburg Electric Cooperative since 1982.

Michael J. Keyser (36). CEO and General Manager of BARC Electric Cooperative since 2010. Mr. Keyser was CEO and General Counsel for American Samoa Power Authority from 2006 to 2010. Mr. Keyser has held executive positions in the utility industry since 2006 and has been a director of ODEC since 2010.

John C. Lee, Jr. (52). President and CEO of Mecklenburg Electric Cooperative since 2008. Mr. Lee served as Vice President of Member and External Relations of ODEC from 2004 to 2007. Mr. Lee has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2008.

Paul E. Owen (62). Retired, formerly Director of Business Management with Smithfield Deli Group from 1974 to 2010. Mr. Owen has been a director of ODEC since 2006 and a director of Community Electric Cooperative since 2000.

James M. Reynolds (65). President of Community Electric Cooperative since 2001. Mr. Reynolds has held executive positions in the utility industry for over three decades and has been a director of ODEC since 1977.

Myron D. Rummel (60). President and CEO of Shenandoah Valley Electric Cooperative since 2005. Mr. Rummel has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2005.

Keith L. Swisher (58). Owner/operator of Swisher Valley Farms, LLC since 1976. Mr. Swisher has been a Director of ODEC since 2008 and a director of BARC Electric Cooperative since 1981.

Michael I. Wheatley (57). President and CEO of Choptank Electric Cooperative, Inc. since 2011. Mr. Wheatley also served as Senior Vice President Corporate Services of Choptank Electric Cooperative, Inc. from 2002 to 2011. Mr. Wheatley has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2011.

Gregory W. White (60). President and CEO of Northern Neck Electric Cooperative since 2005. Mr. White has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2005.

Carl R. Widdowson (75). Self-employed farmer since 1956. Mr. Widdowson has been a director of ODEC since 1987 and a director of Choptank Electric Cooperative, Inc. since 1980.

Audit Committee Financial Expert

We do not have an audit committee financial expert because of our cooperative governance structure and the resulting experience all of our directors have with matters affecting electric cooperatives in their roles as a chief executive officer or director of one of our member distribution cooperatives. In addition, the audit committee employs the services of accounting and financial consultants as it deems necessary.

Executive Officers

Our President and CEO administers our day-to-day business and affairs. Our executive officers at December 31, 2012, their respective ages, positions and relevant business experience are listed below.

Jackson E. Reasor (60). President and CEO of ODEC and the VMDAEC, an electric cooperative association which provides services to its members and certain other electric cooperatives, since 1998.

Robert L. Kees (60). Senior Vice President and CFO since 2006. Mr. Kees joined ODEC in 1991 and has held various accounting positions including Vice President and Controller.

Lisa D. Johnson (47). Senior Vice President and COO since 2011. Ms. Johnson joined ODEC in 2006 and served as Senior Vice President Power Supply from 2006 to 2011. Prior to joining ODEC, Ms. Johnson served as Vice President at Mirant Corporation from 2001 to 2006.

Elissa M. Ecker (53). Vice President of Human Resources since 2004.

Code of Ethics

We have a code of ethics which applies to all of our employees, including our President and CEO, Senior Vice President and CFO, and Vice President and Controller. A copy of our code of ethics is available without charge by sending a written request to Old Dominion Electric Cooperative, Attention Mr. Bryan S. Rogers, Vice President and Controller, 4201 Dominion Boulevard, Glen Allen, VA 23060.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General Philosophy

Our compensation philosophy has four objectives:

•	attract and retain a qualified, diverse workforce through a competitive compensation program;

•	provide equitable and fair compensation;

•	support our business strategy; and

•	ensure compliance with applicable laws and regulations.

Total Compensation Package

We compensate our CEO and other executive officers through the use of a total compensation package which includes base salary, competitive benefits, and the potential of a bonus. Our CEO’s base salary is derived from salary data provided by third parties through national compensation surveys. The national compensation survey data includes data from the labor market for positions of similar responsibilities.

Targeted Overall Compensation

Our compensation program utilizes detailed job descriptions for all of our employees including executive officers, with the exception of the CEO, as an instrument to establish benchmarked positions. The market compensation information for each position is derived from salary data provided by third parties through national compensation surveys and includes salary data for positions within the determined competitive labor market. Our job descriptions are reviewed annually and include essential and non-essential responsibilities, required knowledge, skills and abilities, and formal education and experience necessary to accomplish the requirements of the position which in turn helps us achieve operational goals. Utilizing this information, our human resources department determines a market-based salary for each position based upon salary survey data provided by third parties. A third-party consultant, Burton~Fuller Management, Inc., reviews the market-based salary data we compiled for reasonableness annually. We have defined market-based salary as approximately the 50th percentile of the market. In 2012, the board of directors engaged Intandem LLC to create a performance appraisal instrument for the CEO position as well as to design, distribute, and compile market valuation models and reports for the executive officers.

Process

We have a committee of our board of directors, the executive committee, which recommends all compensation for our CEO to the entire board of directors and the entire board of directors approves the compensation. Our board of directors has delegated to our CEO the authority to establish and adjust compensation for all employees other than himself. The compensation for all other employees, including executive officers other than the CEO, is approved by our CEO based upon market-based salary data. On an annual basis our board of directors reviews the performance and compensation of our CEO, and our CEO reviews the performance and compensation of the remaining executive officers.

Our CEO is also the CEO of the VMDAEC, and their board of directors also approves the compensation of the CEO.

Base Salaries

We are an electric cooperative and do not have any stock and as a result, we do not have equity-based compensation programs. For this reason, substantially all of our compensation to our executive officers is provided in the form of base salary. We want to provide our executive officers with a level of assured cash compensation in the form of base salary that is commensurate with the duties and responsibilities of their positions. These salaries are determined based on market data for positions with similar responsibilities.

Bonuses

Our practice has been to, on infrequent occasions, award cash bonuses related to a specific event, such as the consummation of a significant transaction. On an annual basis, our board of directors determines the bonus criteria for, and may award a bonus to, our CEO. On an annual basis, our CEO determines bonus criteria for, and may award a bonus to, the other executive officers.

Severance Benefits

We believe that companies should provide reasonable severance benefits to the CEO. With respect to our CEO, these severance benefits reflect the fact that it may be difficult to find comparable employment within a short period of time. Our CEO’s contractual rights to amounts following severance are set forth in his employment agreement. None of our other executive officers have any contractual severance benefits.

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

We also have a 401(k) plan which is available to all employees in regular positions. Under the 401(k) plan for 2012, employees may have elected to have up to 100% or $17,000, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. We match up to the first 2% of each participant’s base salary. Also, a catch-up contribution is available for participants in the plan once they attain age 50. The maximum catch-up contribution for 2012 was $5,500.

In addition, we have a non-qualified executive deferred compensation plan (the “Deferred Compensation Plan”). Our board of directors, at its discretion, determines who may participate in the plan as well as an annual contribution, if any, up to the maximum amount allowed by regulations. Currently, our board of directors has determined that our CEO is the only participant in this plan. We have made a $15,000 contribution to the plan each year for his benefit since the inception of the plan in 2006.

Pension Restoration Plan

We participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit because of IRC limitations. Currently, our CEO, CFO, and COO are the only participants in this plan.

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our CEO receives during contract discussions with our CEO. The perquisite for Mr. Reasor is expenses for personal use of a company automobile which amounted to $4,933 in 2012 and $3,434 in 2011.

The executive officers participate in our other benefit plans on the same terms as other employees. These plans include the defined benefit pension plan, the 401(k) plan, medical insurance, life insurance and accidental death and dismemberment, long-term disability, medical reimbursement and dependent care flexible spending accounts, health savings account, health club membership, vacation, holiday, and sick leave. Relocation benefits are reimbursed for all employees who transfer to another location at the request or convenience of ODEC in accordance with our relocation policy. We believe these benefits are customary for similar employers.

Change in Control

There is no provision in our CEO’s employment agreement or any other arrangements with any other executive officers that increases or decreases any amounts payable to him or her as a result of a change in control.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our executive officers for services rendered to us in all capacities during each of the last three fiscal years. The table also identifies the principal capacity in which each of these executives serves or served.

SUMMARY COMPENSATION

Name and Principal Position	Year		Salary	Bonus	Change in Pension Value and Non- Qualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total
Jackson E. Reasor	2012		$468,708	$—	$363,537	$135,590	$967,835
President and CEO	2011		444,583	—	217,298	125,009	786,890
	2010		430,000	—	171,693	124,073	725,766

Robert L. Kees	2012	(3)	271,645	—	307,796	77,939	657,380
Senior Vice President and CFO	2011	(3)	268,446	15,000	223,356	75,751	582,553
	2010		259,373	—	166,762	73,478	499,613

Lisa D. Johnson	2012	(5)	334,935	—	79,019	94,952	508,906
Senior Vice President and COO (4)	2011		321,812	—	30,527	88,751	441,090
	2010		305,182	—	72,005	84,060	461,247

Elissa M. Ecker	2012	(6)	195,403	—	74,613	56,343	326,359
Vice President of Human Resources	2011		186,470	—	39,903	52,000	278,373
	2010		176,454	—	32,336	50,002	258,792

(1)	The values disclosed here represent the change in the pension value including the change in the defined pension plan and the pension restoration plan.
(2)	The items included in All Other Compensation are identified in the All Other Compensation table below.
(3)	For 2012 and 2011, salary includes a lump sum salary adjustment of $1,729 and $4,200, respectively. Lump sum salary adjustments are not included in the calculation of pension benefits.
(4)	On March 15, 2011, Ms. Johnson was promoted to Senior Vice President and COO. Prior to March 15, 2011, Ms. Johnson held the position of Senior Vice President Power Supply.
(5)	For 2012, salary includes a lump sum salary adjustment of $9,123. Lump sum salary adjustments are not included in the calculation of pension benefits.
(6)	For 2012, salary includes a lump sum salary adjustment of $5,322. Lump sum salary adjustments are not included in the calculation of pension benefits.

Employment Agreement

On May 23, 2012, ODEC entered into an employment agreement with Jackson E. Reasor, our CEO. The agreement is for the term of three years, with an automatic one-year extension unless Mr. Reasor or ODEC and the VMDAEC (collectively, the “Employer”) give written notice 30 days prior to the expiration of the agreement. The agreement provides that he will receive annual compensation of $493,500, effective June 1, 2012, subject to annual adjustment by the boards of directors of the Employer. The annual compensation includes amounts paid to the deferred compensation plan, which was $15,000 in 2012. The boards of directors of the Employer also may grant Mr. Reasor an annual bonus at their discretion. Mr. Reasor will also be entitled to participate in all benefit plans available to the employees of the Employer. The VMDAEC contributed $45,000 of Mr. Reasor’s salary in 2012 and is expected to contribute the same amount in 2013.

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

Where the termination is “without cause” or Mr. Reasor terminates employment for “good reason” the employment agreement provides for benefits equal to one year of base salary and medical insurance. However, if he becomes employed in any capacity during the one year period immediately following the date of termination, the Employer’s obligation to pay the base salary shall be reduced by the amount of his salary at the new employer. Also, the medical insurance benefit will cease if he becomes eligible for medical insurance coverage by virtue of his employment with another company. In addition, a terminated CEO is entitled to receive any benefits that he otherwise would have been entitled to receive under our 401(k) plan, pension plan and supplemental retirement plans, although those benefits are not increased or accelerated. We believe that these levels are consistent with the general practice among generation and transmission cooperatives, although we have not conducted a study to confirm this.

Based upon a hypothetical termination date of December 31, 2012, the severance benefits Mr. Reasor would have been entitled to would be as follows:

Base salary	$493,500
Targeted bonus	—
Healthcare and other insurance benefits	14,685

Total	$508,185

Under our employment contract with Mr. Reasor, “cause” is defined as (1) gross incompetence, insubordination, gross negligence, willful misconduct in office or breach of a material fiduciary duty, which includes a breach of confidentiality; (2) conviction of a felony, a crime of moral turpitude or commission of an act of embezzlement or fraud against ODEC or the VMDAEC or any subsidiary or affiliate thereof; (3) the CEO’s material failure to perform a substantial portion of his duties and responsibilities under the employment contract, but only after the Employer provides the CEO written notice of such failure and gives him 30 days to remedy the situation; or (4) deliberate dishonesty of the CEO with respect to ODEC or the VMDAEC or any of its subsidiaries or affiliates.

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

Defined Benefit Plan

The following table lists the estimated values under the NRECA Retirement Security Plan and the pension restoration plan. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $255,000 effective January 1, 2013.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Year
Jackson E. Reasor	NRECA Retirement Security Plan	13.08	$902,351	$—
	Pension Restoration Plan	13.08	657,268	—

Robert L. Kees	NRECA Retirement Security Plan	20.00	1,395,585	—
	Pension Restoration Plan	20.00	47,976	—

Lisa D. Johnson	NRECA Retirement Security Plan	5.58	174,531	—
	Pension Restoration Plan	5.58	34,161	—

Elissa M. Ecker	NRECA Retirement Security Plan	7.08	238,894	—

The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for Social Security or other offset amounts. The participant’s annual pension at his or her normal retirement date, currently age 62, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service. The multiplier was 1.7% commencing January 1, 1992. The number of years of credited service is as of the end of the current year for each of the named executives. The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum. The lump sum amounts are calculated using the 30-year Treasury rate (3.02% for 2012, and 4.19% for 2011) and the PPA three segment yield rates (1.99%, 4.47%, and 5.26% for 2012, and 2.16%, 4.77%, and 6.05% for 2011) and the required Internal Revenue Service mortality table for lump sum payments (1994 GAS, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and PPA RP 2000 at 2012 combined unisex 50%/50% mortality in combination with the PPA rates.) Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

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

Under the Deferred Compensation Plan, annual deferrals cannot exceed the lesser of 100% of Mr. Reasor’s annual compensation or $17,000 (for 2012), adjusted by and subject to specified tax laws (the “deferral limit”), during any year in which we are exempt from federal income taxation. During the last three years before Mr. Reasor attains the normal retirement age under our primary pension plan, the deferral limit is increased to the lesser of two times the deferral limit or the deferral limit plus the amount Mr. Reasor was eligible to but did not defer under the Deferred Compensation Plan. Mr. Reasor will attain the normal retirement age within the next two years. Amounts credited to him under the Deferred Compensation Plan will be credited with earnings or losses equal to those made by an investment in one or more funds of a specified regulated investment company designated by him. Distributions under the Deferred Compensation Plan generally commence upon severance of employment, whether upon termination, retirement or death.

The following table sets forth the non-qualified deferred compensation paid to our executive officers in 2012:

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (1)	Aggregate Gains in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Jackson E. Reasor	$—	$15,000	$15,895	$—	$122,024

Robert L. Kees	n/a	n/a	n/a	n/a	n/a

Lisa D. Johnson	n/a	n/a	n/a	n/a	n/a

Elissa M. Ecker	n/a	n/a	n/a	n/a	n/a

(1)	These amounts are not included in the summary compensation table.

The following table sets forth information concerning all other compensation awarded to, earned by or paid to these executives during the last completed fiscal year.

ALL OTHER COMPENSATION

Name	Perquisites and Other Personal Benefits (1)	Company Contributions to Defined Benefit Plans	Company- paid Insurance Premiums	All Other Compensation
Jackson E. Reasor(2)	$9,833	$123,169	$2,588	$135,590

Robert L. Kees	4,900	71,532	1,507	77,939

Lisa D. Johnson	4,900	88,198	1,854	94,952

Elissa M. Ecker	3,802	51,455	1,086	56,343

(1)	Perquisites and other personal benefits are composed of contributions made by ODEC to the 401(k) plan.
(2)	Perquisites and other personal benefits include $4,933 for personal use of a company automobile.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”). Our outside directors were compensated by a monthly retainer of $2,500 in 2012. They were also paid for meetings and other official activities at a rate of $400 per day and $200 per partial day and for teleconferences, if such meetings or other official activities fell outside the normal board of directors meeting dates. All directors are reimbursed for out-of-pocket expenses incurred in attending meetings. Our directors receive no other compensation from us. We do not provide our directors pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options. The following table sets forth the compensation we paid to our directors in 2012:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash(1)
Darlene H. Carpenter	$35,400
Glenn F. Chappell	35,600
Earl C. Currin, Jr.	33,600
E. Garrison Drummond	25,300
Fred C. Garber	33,800
Hunter R. Greenlaw, Jr.	35,000
Bruce A. Henry	34,000
David J. Jones	34,200
Paul E. Owen	33,600
Keith L. Swisher	33,800
Philip B. Tankard	8,700
Carl R. Widdowson	36,600

$379,600

(1)	Our directors received no compensation from us other than as set forth in this column.

Compensation Committee Interlocks and Insider Participation

As described above, the executive committee of our board of directors establishes and the full board of directors approves all compensation and awards to the CEO. Our board of directors has delegated to our CEO the authority to establish and adjust compensation for all employees other than himself. No member of our board of directors is or previously was an officer or employee of ODEC or is or has engaged in transactions with ODEC, with two exceptions. Mr. Gregory W. White was an employee of ODEC from 1990 to 1996 and from 1999 to 2005 when he left his position as Senior Vice President of Power Supply to become the President and Chief Executive Officer of Northern Neck Electric Cooperative, one of our member distribution cooperatives. Mr. John C. Lee, Jr. was an employee of ODEC from 1992 to 2007 when he left his position as Vice President of Member and External Relations to become the President and Chief Executive Officer of Mecklenburg Electric Cooperative, one of our member distribution cooperatives. All of our directors are employees or directors of our member distribution cooperatives.

Under our executive committee charter, the executive committee’s duties and responsibilities include (1) recommending all compensation for ODEC’s CEO to the entire board for its approval and (2) serving as the compensation committee of the board to review and discuss with management the contents of the Compensation Discussion and Analysis section of the SEC Form 10-K and to recommend to the board inclusion of the Compensation Discussion and Analysis section in the 10-K each year.

Compensation Committee Report

The executive committee serves as the compensation committee of the board of directors and has reviewed and discussed with the management of ODEC the contents of the Compensation Discussion and Analysis section and based on such review and discussion has recommended to the board of directors its inclusion in this annual report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP for fiscal years 2012 and 2011. All Audit, Audit-Related, and Tax Fees shown below were pre-approved by the Audit Committee in accordance with its established procedures.

	2012	2011
Audit Fees (1)	$275,000	$265,000
Audit-Related Fees (2)	—	117,878
Tax Fees (3)	70,675	5,400

Total	$345,675	$388,278

(1)

Fees for professional services provided for the audit of ODEC’s annual financial statements as well as reviews of ODEC’s quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters, consents, and comment letters.

(2)	Fees for professional services which principally include accounting consultations, due diligence services, and services in connection with internal control matters.
(3)	Fees for professional services for tax-related advice and compliance.

For fiscal years 2012 and 2011, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.

Audit Committee Preapproval Process for the Engagement of Auditors

All audit, tax and other services to be performed by Ernst & Young LLP for us must be pre-approved by the Audit Committee. The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Pre-approval is granted usually at regularly scheduled meetings. During 2012 and 2011, all services performed by Ernst & Young  LLP were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Form 10-K.

1.	Financial Statements

See Index on page 49.

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

*4.1 Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated as of January 1, 2011, between Old Dominion Electric Cooperative and Branch Banking and Trust Company, as Trustee (filed as exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2010, File No. 000-50039, on March 16, 2011).

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

*, ***10.10 Second Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and A&N Electric Cooperative, dated January 1, 2009 (filed as exhibit 10.2 and 10.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, File No. 33-46795, filed on November 11, 2008).

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

*10.28 Employment Agreement, dated June 1, 2012, between Old Dominion Electric Cooperative and Jackson E. Reasor and accepted by Jackson E. Reasor on May 23, 2012 (filed as Exhibit 10.1 to the Registrant’s Form 8-K, File No. 000-50039, on May 25, 2012).

*10.29 Executive Deferred Compensation Plan, dated June 30, 2006, adopted on December 18, 2006 (filed as Exhibit 10.2 to the Registrant’s Form 8-K File No. 000-50039, on December 21, 2006).

*10.30 Employment letter, dated November 28, 2005, of Old Dominion Electric Cooperative and agreed and accepted by Robert L. Kees (filed as exhibit 10.1 to the Registrant’s Form 8-K, No. 000-50039, on November 28, 2005).

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

*10.39 Credit Agreement, dated as of November 21, 2011, among Old Dominion Electric Cooperative, the lenders, party thereto, the Issuing Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender. (filed as exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 2011, File No. 000-50039, on March 14, 2012).

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

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)

32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. § 1350

32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. § 1350

101.INS**** XBRL Instance Document

101.SCH**** XBRL Taxonomy Extension Schema Document

101.CAL**** XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**** XBRL Taxonomy Extension Label Linkbase Document

101.PRE**** XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference.
**	The lease relates to our interest in all of Clover Unit 1 and related common facilities, other than the foundations. At the time this lease was executed, we had entered into identical leases with respect to the foundations as part of the same transactions. We agree to furnish to the Commission, upon request, a copy of the lease of our interest in the foundations for Clover Unit 1.
***	This agreement is substantially similar in all material respects to the wholesale power contracts of our other member distribution cooperatives.
****	XBRL information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE Registrant

By:	/s/ JACKSON E. REASOR
Jackson E. Reasor President and Chief Executive Officer

Date: March 13, 2013

Signature	Title

/s/ JACKSON E. REASOR Jackson E. Reasor	President and Chief Executive Officer (Principal executive officer)

/s/ ROBERT L. KEES Robert L. Kees	Senior Vice President and Chief Financial Officer (Principal financial officer)

/s/ BRYAN S. ROGERS Bryan S. Rogers	Vice President and Controller (Principal accounting officer)

/s/ J. WILLIAM ANDREW, JR. J. William Andrew, Jr.	Director

/s/ M DALE BRADSHAW M Dale Bradshaw	Director

/s/ VERNON N. BRINKLEY Vernon N. Brinkley	Director

/S/ DARLENE H. CARPENTER Darlene H. Carpenter	Director

/s/ GLENN F. CHAPPELL Glenn F. Chappell	Director

/s/ EARL C. CURRIN, JR. Earl C. Currin, Jr.	Director

/s/ E. GARRISON DRUMMOND E. Garrison Drummond	Director

/s/ JEFFREY S. EDWARDS	Director
Jeffrey S. Edwards

/s/ KENT D. FARMER Kent D. Farmer	Director

/s/ FRED C. GARBER Fred C. Garber	Director

/s/ HUNTER R. GREENLAW, JR. Hunter R. Greenlaw, Jr.	Director

/s/ BRUCE A. HENRY Bruce A. Henry	Director

/s/ DAVID J. JONES David J. Jones	Director

/s/ MICHAEL J. KEYSER Michael J. Keyser	Director

/s/ JOHN C. LEE, JR. John C. Lee, Jr.	Director

/s/ PAUL E. OWEN Paul E. Owen	Director

/s/ JAMES M. REYNOLDS James M. Reynolds	Director

/s/ MYRON D. RUMMEL Myron D. Rummel	Director

/s/ KEITH L. SWISHER Keith L. Swisher	Director

/s/ MICHAEL I. WHEATLEY Michael I. Wheatley	Director

/s/ GREGORY W. WHITE Gregory W. White	Director

/s/ CARL R. WIDDOWSON Carl R. Widdowson	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

ODEC does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2012. Accordingly, ODEC will not file an annual report with the Securities and Exchange Commission.