Form 10-Q
period 2013-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2013-05-09
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
Clover	Clover Power Station
DOE	U.S. Department of Energy
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
MW	Megawatt(s)
MWh	Megawatt hour(s)
NRECA	National Rural Electric Cooperative Association
North Anna	North Anna Nuclear Power Station
ODEC, We, Our	Old Dominion Electric Cooperative
PJM	PJM Interconnection, LLC
TEC	TEC Trading, Inc.
Virginia Power	Virginia Electric and Power Company
XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,656,053	$1,655,705
Less accumulated depreciation	(726,747)	(721,541)

	929,306	934,164
Nuclear fuel, at amortized cost	15,952	20,379
Construction work in progress	36,110	36,797

Net Electric Plant	981,368	991,340

Investments:
Nuclear decommissioning trust	120,357	113,280
Lease deposits	94,826	94,145
Unrestricted investments and other	55,347	55,599

Total Investments	270,530	263,024

Current Assets:
Cash and cash equivalents	69,768	37,343
Accounts receivable	3,093	3,564
Accounts receivable–deposits	4,400	4,400
Accounts receivable–members	67,619	86,154
Fuel, materials, and supplies	48,279	59,091
Prepayments and other	2,238	2,556

Total Current Assets	195,397	193,108

Deferred Charges:
Regulatory assets	85,273	87,006
Other	8,447	9,043

Total Deferred Charges	93,720	96,049

Total Assets	$1,541,015	$1,543,521

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$362,810	$360,424
Non-controlling interest	13,278	13,257

Total Patronage capital and Non-controlling interest	376,088	373,681
Long-term debt	737,836	737,836

Total Capitalization	1,113,924	1,111,517

Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	63,801	75,583
Accounts payable–members	34,950	38,585
Accrued expenses	17,497	4,936
Deferred energy	49,277	56,027

Total Current Liabilities	193,817	203,423

Deferred Credits and Other Liabilities:
Asset retirement obligations	77,875	76,880
Obligations under long-term lease	75,369	74,086
Regulatory liabilities	74,503	71,452
Other	5,527	6,163

Total Deferred Credits and Other Liabilities	233,274	228,581

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,541,015	$1,543,521

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating Revenues	$220,713	$222,427

Operating Expenses:
Fuel	31,452	27,534
Purchased power	148,652	137,544
Deferred energy	(6,750)	9,424
Operations and maintenance	8,086	10,263
Administrative and general	10,792	9,125
Depreciation and amortization	10,640	10,376
Amortization of regulatory asset/(liability), net	312	744
Accretion of asset retirement obligations	995	918
Taxes, other than income taxes	2,232	2,134

Total Operating Expenses	206,411	208,062

Operating Margin	14,302	14,365
Other expense, net	(653)	(576)
Investment income	658	1,012
Interest charges, net	(11,895)	(12,311)
Income taxes	(5)	5

Net Margin including Non-controlling interest	2,407	2,495
Non-controlling interest	(21)	21

Net Margin attributable to ODEC	2,386	2,516
Patronage Capital - Beginning of Period	360,424	350,485

Patronage Capital - End of Period	$362,810	$353,001

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$2,407	$2,495
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	10,640	10,376
Other non-cash charges	5,602	3,316
Amortization of lease obligations	1,282	1,198
Interest on lease deposits	(681)	(669)
Change in current assets	30,136	1,462
Change in deferred energy	(6,750)	9,424
Change in current liabilities	(2,856)	14,777
Change in regulatory assets and liabilities	(1,724)	(2,830)
Change in deferred charges and credits	221	511

Net Cash Provided by Operating Activities	38,277	40,060

Financing Activities:

Net Cash Provided by Financing Activities	—	—

Investing Activities:
Purchases of held to maturity securities	—	(30,000)
Proceeds from held to maturity securities	250	—
Increase in other investments	(557)	(1,965)
Electric plant additions	(5,545)	(8,254)

Net Cash Used for Investing Activities	(5,852)	(40,219)

Net Change in Cash and Cash Equivalents	32,425	(159)
Cash and Cash Equivalents - Beginning of Period	37,343	63,756

Cash and Cash Equivalents - End of Period	$69,768	$63,597

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2013, and our consolidated results of operations, and cash flows for the three months ended March 31, 2013 and 2012. The consolidated results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the net consolidated assets were $13.3 million at March 31, 2013 and December 31, 2012. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$120,357	$37,946	$82,411	$—
Unrestricted investments and other (3)	132	132	—	—

Total Financial Assets	$120,489	$38,078	$82,411	$—

Derivatives - gas and power (4)	$244	$244	$—	$—

Total Financial Liabilities	$244	$244	$—	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$113,280	$38,048	$75,232	$—
Unrestricted investments and other (3)	122	122	—	—

Total Financial Assets	$113,402	$38,170	$75,232	$—

Derivatives - gas and power (4)	$624	$624	$—	$—

Total Financial Liabilities	$624	$624	$—	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.
(2)

Nuclear decommissioning trust includes investments that are available for sale and classified as Level 2. These Level 2 assets consist of an equity fund that attempts to replicate the return of the S&P 500, an equity fund that invests in small capitalization stocks, and an equity fund that invests in international stocks. The fair values of the investments in the nuclear decommissioning trust have been estimated using the net asset value per share.

(3)	Unrestricted investments and other includes investments that are available for sale related to equity securities.
(4)

Derivatives – gas and power represent natural gas futures contracts and purchased power contracts, which are recorded on our balance sheet in deferred credits and other liabilities–other. As of March 31, 2013 and December 31, 2012, the amounts represent gas contracts, which are indexed against NYMEX. For additional information about our derivative financial instruments, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.

We did not have any financial assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

3.	Derivatives and Hedging

We are exposed to market purchases of power and natural gas to meet the power supply needs of our member distribution cooperatives that are not met by our owned generation. To manage this exposure, we utilize derivative instruments. See Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating activities section of our Condensed Consolidated Statements of Cash Flows.

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of March 31, 2013 Quantity	As of December 31, 2012 Quantity

Natural gas	MMBTU	600,000	650,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
	Balance Sheet Location	As of March 31, 2013	As of December 31, 2012
		(in thousands)
Derivatives in a liability position:

Natural gas futures contracts	Deferred credits and other liabilities-other	$244	$624

Total derivatives in a liability position		$244	$624

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three Months Ended March 31, 2013 and 2012

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability for Derivatives as of March 31,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months March 31,
	2013	2012		2013	2012
	(in thousands)			(in thousands)

Natural gas futures contracts (1)	$(1,910)	$(9,885)	Fuel	$(41)	$—
Purchased power contracts	—	—	Purchased power	—	(2,973)

Total	$(1,910)	$(9,885)		$(41)	$(2,973)

(1)	As of March 31, 2013 and 2012, includes a regulatory asset of $1.7 million and $3.6 million, respectively, to be recognized in future periods as the result of the contracts being effectively settled.

Our hedging activities expose us to credit-related risks. We use hedging instruments, including forwards, futures, financial transmission rights, and options, to mitigate our power market price risks. Because we rely substantially on the use of hedging instruments, we are exposed to the risk that counterparties will default in performance of their obligations to us. Although we assess the creditworthiness of counterparties and other credit issues related to these hedging instruments, and we may require our counterparties to post collateral with us, defaults may still occur. Defaults may take the form of failure to physically deliver purchased energy or failure to pay. If this occurs, we may be forced to enter into alternative contractual arrangements or purchase energy in the forward, short-term, or spot markets at then-current market prices that may exceed the prices previously agreed upon with the defaulting counterparty.

4.	Investments

Investments were as follows at March 31, 2013 and December 31, 2012:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)

March 31, 2013

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$34,559	$3,198	$—	$37,757	$37,757
Equity securities	Available for sale	61,718	20,693	—	82,411	82,411
Cash and other	Available for sale	189	—	—	189	189

Total Nuclear Decommissioning Trust		$96,466	$23,891	$—	$120,357	$120,357

Lease Deposits (2)
Government obligations	Held to maturity	$94,826	$10,674	$—	$105,500	$94,826

Total Lease Deposits		$94,826	$10,674	$—	$105,500	$94,826

Unrestricted investments
Government obligations	Held to maturity	$51,888	$8	$—	$51,896	$51,888
Debt securities	Held to maturity	1,500	—	—	1,500	1,500

Total Unrestricted Investments		$53,388	$8	$—	$53,396	$53,388

Other
Equity securities	Available for sale	$114	$18	$—	$132	$132
Non-marketable equity investments (3)	Equity	1,827	—	—	1,827	1,827

Total Other		$1,941	$18	$—	$1,959	$1,959

						$270,530

December 31, 2012

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$34,342	$3,473	$—	$37,815	$37,815
Equity securities	Available for sale	61,322	13,910	—	75,232	75,232
Cash and other	Available for sale	233	—	—	233	233

Total Nuclear Decommissioning Trust		$95,897	$17,383	$—	$113,280	$113,280

Lease Deposits (2)
Government obligations	Held to maturity	$94,145	$11,063	$—	$105,208	$94,145

Total Lease Deposits		$94,145	$11,063	$—	$105,208	$94,145

Unrestricted investments
Government obligations	Held to maturity	$51,900	$8	$—	$51,908	$51,900
Debt securities	Held to maturity	1,750	—	—	1,750	1,750

Total Unrestricted Investments		$53,650	$8	$—	$53,658	$53,650

Other
Equity securities	Available for sale	$113	$9	$—	$122	$122
Non-marketable equity investments (3)	Equity	1,827	—	—	1,827	1,827

Total Other		$1,940	$9	$—	$1,949	$1,949

						$263,024

(1)

Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. Unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability.

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.
(3)	We believe the carrying value approximates fair value for our equity investments.

Our investments by classification at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013		December 31, 2012
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for sale	$96,580	$120,489	$96,010	$113,402
Held to maturity	148,214	148,214	147,795	147,795
Equity	1,827	1,827	1,827	1,827

	$246,621	$270,530	$245,632	$263,024

Contractual maturities of unrestricted debt securities at March 31, 2013, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for sale	$—	$—	$—	$—	$—
Held to maturity	53,388	—	—	—	53,388

	$53,388	$—	$—	$—	$53,388

The contractual maturities of our restricted debt securities related to our nuclear decommissioning trust have not been disclosed since all maturities are prior to the estimated decommissioning date nor have we disclosed the contractual maturities of our restricted debt securities related to our lease deposits since all maturities are concurrent with the transaction maturity date.

5.	Other

2002	Series A Bonds

Our 2002 Series A bonds, with an aggregate principal amount of $60.2 million outstanding, are subject to optional redemption by ODEC on or after June 1, 2013. We issued a call notice for the 2002 Series A bonds in the second quarter of 2013. We currently anticipate that we may issue additional long-term debt or utilize our revolving credit facility to fund the optional redemption.

Seeking	Approval to Construct a Natural Gas-fueled Generation Facility

On April 23, 2013, we announced our intention to seek approval to construct a natural gas-fueled generation facility in Cecil County, Maryland. This announcement follows the evaluation of approximately 80 proposals we received in response to a Request for Proposals for long-term power supply options that we issued in 2012.

6.	Subsequent Events

On April 9, 2013, our Board of Directors approved a decrease to our energy adjustment rate, resulting in a decrease to our total energy rate of approximately 2.4%, effective April 1, 2013. This decrease was implemented due to changes in our realized as well as projected energy costs.

In April 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan, a noncontributory, defined benefit multiple employer master pension plan. We plan to record this prepayment as a deferred charge and the amount will be amortized over future periods. We currently anticipate that this prepayment will result in reduced contributions in future years.

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

Critical Accounting Policies

As of March 31, 2013, there have been no significant changes in our critical accounting policies as disclosed in our 2012 Annual Report on Form 10-K. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of ODEC and TEC. See Note 1—Notes to Condensed Consolidated Financial Statements in Part 1, Item 1.

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

Weather is one factor that affects the demand for electricity. We experienced more typical weather during the three months ended March 31, 2013, as compared to the same period in 2012 when we experienced milder than normal weather. This resulted in an increase in our member distribution cooperatives’ customers’ requirements for power in 2013 as compared to 2012.

Deferred energy expense represents the difference between energy revenues and energy expenses. In the three months ended March 31, 2013, we under-collected energy costs from our member distribution cooperatives; however, our cumulative balance remains an over-collection. Over-collected energy costs appear as a liability on our Condensed Consolidated Balance Sheet and will be refunded to our member distribution cooperatives in subsequent periods through our formulary rate. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2012 Annual Report on Form 10-K.

Purchased power expense is affected by market pricing, the output provided by our owned generation, and our member distribution cooperatives’ customers’ requirements for power. Purchased power expense increased for the three months ended March 31, 2013, as compared to the same period in 2012, due to an increase in the volume resulting from increased power requirements, and a slight increase in the average cost of purchased energy.

Factors Affecting Results

Formulary Rate

Our power sales are comprised of two power products – energy and demand. Energy is the physical electricity delivered through transmission and distribution facilities to customers. We must have sufficient committed energy available to us for delivery to our member distribution cooperatives to meet their maximum energy needs at any time, with limited exceptions. This committed available energy is referred to as demand.

The rates we charge our member distribution cooperatives for sales of energy and demand are determined by a formulary rate accepted by FERC which is intended to permit collection of revenues which will equal the sum of:

•	all of our costs and expenses;

•	20% of our total interest charges; and

•	additional equity contributions approved by our board of directors.

The formulary rate has three main components: a base energy rate, an energy adjustment rate, and a demand rate. The formulary rate identifies the cost components that we can collect through rates, but not the actual amounts to be collected. With limited minor exceptions, we can change our rates periodically to match the costs we have incurred and expect to incur without seeking FERC approval. For further discussion on our formulary rate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formulary Rate” in Item 7 of our 2012 Annual Report on Form 10-K.

Weather

Weather is one factor that affects the demand for electricity. Relatively higher or lower temperatures tend to increase the demand for energy to use heating and air conditioning systems, respectively. Mild weather generally reduces the demand because heating and air conditioning systems are operated less. Weather also plays a role in the price of market energy through its effects on the market prices for fuel, particularly natural gas. Heating degree days are a measurement tool used to quantify the need to utilize heat for a building, and cooling degree days are a measurement tool used to quantify the need to utilize cooling for a building. The heating degree days and cooling degree days for the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,		% Change
	2013	2012
Heating degree days	2,146.5	1,510.7	42.1

Cooling degree days	—	—	—

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot purchases of energy in the open market. Our energy supply resources for the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,
	2013		2012
	(in MWh and percentages)
Generated:
Clover	749,831	20.8%	707,311	21.5%
North Anna	491,204	13.7	426,118	13.0
Louisa	17,420	0.5	13,473	0.4
Marsh Run	25,537	0.7	30,691	0.9
Rock Springs	—	—	—	—
Distributed Generation	23	—	3	—

Total Generated	1,284,015	35.7	1,177,596	35.8
Purchased:
Other than renewable	2,070,974	57.6	1,957,222	59.6
Renewable (1)	238,987	6.7	152,342	4.6

Total Purchased	2,309,961	64.3	2,109,564	64.2

Total Available Energy	3,593,976	100.0%	3,287,160	100.0%

(1)	Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our baseload generating facilities, Clover and North Anna. Baseload generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-fired facilities have relatively low variable costs, as compared to combustion turbine facilities such as Louisa, Marsh Run, and Rock Springs. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they are more expensive to operate and, as a result, are dispatched only when the market price of energy makes their operation economical or when their operation is required by PJM for system reliability purposes. For further discussion on PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2012 Annual Report on Form 10-K. Owners of power plants incur the fixed costs of these facilities whether or not the units operate.

As previously mentioned, our generating facilities are under dispatch control of PJM. Typically, nuclear facilities are almost always dispatched and coal-fired and combustion turbine facilities are dispatched based upon economic factors including the market price of energy. The operational availability of our owned generating resources for the three months ended March 31, 2013 and 2012, was as follows:

	Three Months Ended March 31,
	2013	2012
Clover	100.0%	98.4%
North Anna	100.0	88.2
Louisa	99.1	99.4
Marsh Run	98.2	99.8
Rock Springs	96.1	89.0

The output of Clover and North Anna for the three months ended March 31, 2013 and 2012 as a percentage of maximum dependable capacity rating of the facilities was as follows:

	Three Months Ended March 31,
	2013	2012
Clover	80.2%	75.2%
North Anna	103.7	90.2

The scheduled and unscheduled outages for Clover and North Anna for the three months ended March 31, 2013 and 2012 were as follows:

	Clover Three Months Ended March 31,		North Anna Three Months Ended March 31,
	2013	2012	2013	2012
	(in days)		(in days)
Scheduled	—	1.0	—	21.0
Unscheduled	—	2.9	—	0.7

Total	—	3.9	—	21.7

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

Sales to TEC

In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which ODEC is the primary beneficiary. The financial statements of TEC are consolidated and the inter-company balances are eliminated in consolidation. TEC’s sales to third parties are reflected as non-member revenues; however, in 2013 and 2012, TEC had no sales to third parties.

Sales to Non-members

Sales to non-members consist of sales of excess purchased and generated energy. We primarily sell excess energy to PJM at the prevailing market price at the time of sale. Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, as well as changes in market conditions. Sales to non-members also include the sale of renewable energy credits that are not sold to our member distribution cooperatives.

Results of Operations

Operating Revenues

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Base energy revenues	$60,680	$53,449
Energy adjustment revenues	81,139	87,795

Total energy revenues	141,819	141,244
Demand revenues	73,983	75,790

Total revenues from sales to member distribution cooperatives	215,802	217,034
Non-members	4,911	5,393

Total operating revenues	$220,713	$222,427

Average cost of energy to member distribution cooperatives (per MWh)	$40.90	$45.91
Average cost of demand to member distribution cooperatives (per MWh)	21.33	24.64

Average total cost to member distribution cooperatives (per MWh)	$62.23	$70.55

Our energy sales in MWh to our member distribution cooperatives and non-members, and demand sales in MW to our member distribution cooperatives for the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,
	2013	2012
	(in MWh)
Energy sales to:
Member distribution cooperatives	3,467,547	3,076,266
Non-members	102,693	187,099

Total energy sales	3,570,240	3,263,365

	(in MW)
Demand sales to member distribution cooperatives	6,838	6,450

Our energy sales in MWh and demand sales in MW to our member distribution cooperatives for the three months ended March 31, 2013, were 12.7% and 6.0% higher, respectively, as compared to the same period in 2012, primarily as a result of greater requirements from our member distribution cooperatives. In 2012, we experienced milder than normal weather.

Our energy sales in MWh to non-members for the three months ended March 31, 2013, were 45.1% lower as compared to the same period in 2012. Sales to non-members consist of sales of excess purchased and generated energy.

Total revenues from sales to our member distribution cooperatives for the three months ended March 31, 2013, decreased $1.2 million, or 0.6%, as compared to the same period in 2012. The decrease was due to the 2.4% decrease in the demand costs we incurred, and thus the demand-related revenues we reflected, primarily due to decreases in purchased capacity and operations and maintenance expenses.

The average total cost to member distribution cooperatives is affected by changes in the revenue dollars as well as the sales volumes. Our average total cost to member distribution cooperatives per MWh for the three months ended March 31, 2013, decreased $8.32 per MWh, or 11.8%, as compared to the same period in 2012, as a result of decreases in our total energy rate combined with higher energy sales in MWh.

The following table summarizes the changes to our total energy rate as a result of changes to our energy adjustment rate due to the continued reduction in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
April 1, 2012	(4.6)
October 1, 2012	(6.8)

Non-member revenue decreased $0.5 million, or 8.9%, for the three months ended March 31, 2013, respectively, as compared to the same period in 2012 due to the 45.1% decrease in the volume of excess energy sales, partially offset by an increase in the average price.

Operating Expenses

The following is a summary of the components of our operating expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Fuel	$31,452	$27,534
Purchased power	148,652	137,544
Deferred energy	(6,750)	9,424
Operations and maintenance	8,086	10,263
Administrative and general	10,792	9,125
Depreciation and amortization	10,640	10,376
Amortization of regulatory asset/(liability), net	312	744
Accretion of asset retirement obligations	995	918
Taxes, other than income taxes	2,232	2,134

Total Operating Expenses	$206,411	$208,062

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

Total operating expenses decreased $1.7 million, or 0.8%, for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to decreases in deferred energy and operations and maintenance expenses, partially offset by increases in purchased power and fuel expenses.

•

Deferred energy expense decreased $16.2 million. For the three months ended March 31, 2013, we under-collected $6.8 million in energy costs; whereas for the same period in 2012, we over-collected $9.4 million in energy costs.

•	Operations and maintenance expense decreased $2.2 million, or 21.2%. For the three months ended March 31, 2012, there was a refueling outage at North Anna, and there was no comparable outage in 2013.

•

Purchased power expense, which includes the cost of purchased energy, capacity, and transmission, increased $11.1 million, or 8.1%. The volume of purchased energy increased 9.5% and the average cost of purchased energy was 2.3% higher for the three months ended March 31, 2013 as compared to the same period in 2012.

•	Fuel expense increased $3.9 million, or 14.2%, primarily as the result of increases in nuclear fuel expense at North Anna and natural gas expense at our combustion turbine facilities in 2013.

Other Items

Investment Income

Investment income decreased for the three months ended March 31, 2013, by $0.4 million, or 35.0%, primarily due to lower income earned on our nuclear decommissioning trust in 2013 as compared to 2012.

Interest Charges, Net

The major components of interest charges, net for the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest expense on long-term debt	$(11,728)	$(12,141)
Other	(199)	(436)

Total Interest Charges	(11,927)	(12,577)
Allowance for borrowed funds used during construction	32	266

Interest Charges, net	$(11,895)	$(12,311)

Interest expense on long-term debt decreased $0.4 million, or 3.4%, as compared to the same period in 2012, primarily due to scheduled principal payments.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, decreased $0.1 million, or 5.2%, for the three months ended March 31, 2013, as compared to the same period in 2012.

Financial Condition

The principal changes in our financial condition from December 31, 2012 to March 31, 2013, were caused by decreases in accounts receivable–members, accounts payable, fuel, materials, and supplies, deferred energy, substantially offset by increases in accrued expenses and nuclear decommissioning trust.

•	Accounts receivable–members decreased $18.5 million due to the decrease in sales in March 2013 as compared to December 2012.

•	Accounts payable decreased $11.8 million due to the decrease in purchased power in March 2013 as compared to December 2012.

•	Fuel, materials, and supplies decreased $10.8 million due to the decrease in coal inventory related to a planned coal inventory reduction at Clover.

•	Deferred energy decreased $6.8 million as a result of the under-collection of our energy costs in 2013.

•	Accrued expenses increased $12.6 million primarily as a result of accrued interest on long-term debt.

•	Nuclear decommissioning trust increased $7.1 million, primarily as a result of the unrealized gains in the fair value of the investments.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first three months of 2013 and 2012, our operating activities provided cash flows of $38.3 million and $40.1 million, respectively. Operating activities in 2013 were primarily impacted by the following:

•	Current assets changed $30.1 million primarily due to the $18.5 million decrease in accounts receivable–members and the $10.8 million decrease in fuel, materials, and supplies.

•	Deferred energy changed $6.8 million due to the under-collection of energy costs in 2013.

Credit Facility

We currently maintain a $500.0 million, five-year revolving credit facility to cover our short-term and medium-term funding needs. At March 31, 2013 and December 31, 2012, we did not have any borrowings outstanding under this facility.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through financings in the debt capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating facilities.

Our 2002 Series A bonds, with an aggregate principal amount of $60.2 million outstanding, are subject to optional redemption by ODEC on or after June 1, 2013. We issued a call notice for the 2002 Series A bonds in the second quarter of 2013. We currently anticipate that we may issue additional long-term debt or utilize our revolving credit facility to fund the optional redemption.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2013.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our 2012 Annual Report on Form 10-K, which could affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5. OTHER INFORMATION

On April 23, 2013, we issued a press release announcing our intention to seek approval to construct a natural gas-fueled generation facility in Cecil County, Maryland. This announcement follows the evaluation of approximately 80 proposals we received in response to a Request for Proposals for long-term power supply options that we issued in 2012. In March 2013, our Board of Directors approved the pursuit of the construction of a natural gas-fueled generation facility in Cecil County, Maryland.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 9, 2013	/s/ Robert L. Kees
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