Form 10-Q
period 2013-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2013-08-08
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
Clover	Clover Power Station
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
MW	Megawatt(s)
MWh	Megawatt hour(s)
NRECA	National Rural Electric Cooperative Association
North Anna	North Anna Nuclear Power Station
ODEC, We, Our	Old Dominion Electric Cooperative
PJM	PJM Interconnection, LLC
TEC	TEC Trading, Inc.
Wildcat Point	Wildcat Point Generation Facility
XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,657,546	$1,655,705
Less accumulated depreciation	(734,843)	(721,541)

	922,703	934,164
Nuclear fuel, at amortized cost	21,174	20,379
Construction work in progress	30,272	36,797

Net Electric Plant	974,149	991,340

Investments:
Nuclear decommissioning trust	120,803	113,280
Lease deposits	95,518	94,145
Unrestricted investments and other	2,477	55,599

Total Investments	218,798	263,024

Current Assets:
Cash and cash equivalents	130,097	37,343
Accounts receivable	3,433	3,564
Accounts receivable–deposits	4,400	4,400
Accounts receivable–members	71,161	86,154
Fuel, materials, and supplies	48,057	59,091
Prepayments and other	1,946	2,556

Total Current Assets	259,094	193,108

Deferred Charges:
Regulatory assets	93,426	87,006
Other	10,215	9,043

Total Deferred Charges	103,641	96,049

Total Assets	$1,555,682	$1,543,521

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$365,156	$360,424
Non-controlling interest	13,323	13,257

Total Patronage capital and Non-controlling interest	378,479	373,681
Long-term debt	777,622	737,836

Total Capitalization	1,156,101	1,111,517

Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	53,144	75,583
Accounts payable–members	41,863	38,585
Accrued expenses	6,206	4,936
Deferred energy	37,997	56,027

Total Current Liabilities	167,502	203,423

Deferred Credits and Other Liabilities:
Asset retirement obligations	78,870	76,880
Obligations under long-term lease	76,655	74,086
Regulatory liabilities	70,922	71,452
Other	5,632	6,163

Total Deferred Credits and Other Liabilities	232,079	228,581

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,555,682	$1,543,521

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Operating Revenues	$187,623	$198,280	$408,336	$420,707

Operating Expenses:
Fuel	30,317	19,263	61,769	46,797
Purchased power	118,007	119,654	266,659	257,198
Deferred energy	(11,280)	5,989	(18,030)	15,413
Operations and maintenance	11,774	15,193	19,860	25,456
Administrative and general	10,655	9,863	21,447	18,988
Depreciation and amortization	10,569	10,468	21,209	20,844
Amortization of regulatory asset/(liability), net	1,272	973	1,584	1,717
Accretion of asset retirement obligations	995	940	1,990	1,858
Taxes, other than income taxes	2,184	2,089	4,416	4,223

Total Operating Expenses	174,493	184,432	380,904	392,494

Operating Margin	13,130	13,848	27,432	28,213
Other expense, net	(648)	(559)	(1,301)	(1,135)
Investment income	1,610	1,319	2,268	2,331
Interest charges, net	(11,685)	(12,134)	(23,580)	(24,445)
Income taxes	(16)	5	(21)	10

Net Margin including Non-controlling interest	2,391	2,479	4,798	4,974
Non-controlling interest	(45)	19	(66)	40

Net Margin attributable to ODEC	2,346	2,498	4,732	5,014
Patronage Capital - Beginning of Period	362,810	353,001	360,424	350,485

Patronage Capital - End of Period	$365,156	$355,499	$365,156	$355,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$4,798	$4,974
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	21,209	20,844
Other non-cash charges	9,778	6,943
Amortization of lease obligations	2,569	2,399
Interest on lease deposits	(1,373)	(1,343)
Change in current assets	26,768	(13,269)
Change in deferred energy	(18,030)	15,413
Change in current liabilities	(17,891)	(28,477)
Change in regulatory assets and liabilities	(12,055)	(1,137)
Change in deferred charges and credits	(430)	(2,813)

Net Cash Provided by Operating Activities	15,343	3,534

Financing Activities:
Issuance of long-term debt	100,000	—
Debt issuance costs	(744)	—
Payment of long-term debt	(60,535)	—

Net Cash Provided by Financing Activities	38,721	—

Investing Activities:
Purchases of held to maturity securities	—	(50,037)
Proceeds from held to maturity securities	53,117	41,000
Increase in other investments	(2,080)	(3,090)
Electric plant additions	(12,347)	(17,625)

Net Cash Provided by (Used for) Investing Activities	38,690	(29,752)

Net Change in Cash and Cash Equivalents	92,754	(26,218)
Cash and Cash Equivalents - Beginning of Period	37,343	63,756

Cash and Cash Equivalents - End of Period	$130,097	$37,538

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2013, our consolidated results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The consolidated results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $15.0 million and $14.0 million at June 30, 2013 and December 31, 2012, respectively. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$120,803	$36,917	$83,886	$—
Unrestricted investments and other (3)	150	150	—	—

Total Financial Assets	$120,953	$37,067	$83,886	$—

Derivatives - gas and power (4)	$607	$607	$—	$—

Total Financial Liabilities	$607	$607	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$113,280	$38,048	$75,232	$—
Unrestricted investments and other (3)	122	122	—	—

Total Financial Assets	$113,402	$38,170	$75,232	$—

Derivatives - gas and power (4)	$624	$624	$—	$—

Total Financial Liabilities	$624	$624	$—	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.
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
(4)

Derivatives – gas and power represent natural gas futures contracts and purchased power contracts, which are recorded on our balance sheet in deferred credits and other liabilities–other. As of June 30, 2013 and December 31, 2012, the amounts represent gas contracts, which are indexed against NYMEX. For additional information about our derivative financial instruments, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.

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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

		As of	As of
		June 30, 2013	December 31, 2012
Commodity	Unit of Measure	Quantity	Quantity
Natural gas	MMBTU	1,450,000	650,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of	As of
		June 30,	December 31,
	Balance Sheet Location	2013	2012
		(in thousands)
Derivatives in a liability position:

Natural gas futures contracts	Deferred credits and other liabilities-other	$607	$624

Total derivatives in a liability position		$607	$624

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Six Months Ended June 30, 2013 and 2012

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability for Derivatives as of June 30,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended June 30,		Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Six Months Ended June 30,
	2013	2012		2013	2012	2013	2012
	(in thousands)			(in thousands)		(in thousands)
Natural gas futures contracts (1)	$(2,314)	$(6,775)	Fuel	$(687)	$(2,079)	$(687)	$(2,079)
Purchased power contracts	—	—	Purchased power	—	237	—	(2,736)

Total	$(2,314)	$(6,775)		$(687)	$(1,842)	$(687)	$(4,815)

(1)	As of June 30, 2013 and 2012, includes a regulatory asset of $1.7 million and $4.6 million, respectively, to be recognized in future periods as the result of the contracts being effectively settled.

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

4.	Investments

Investments were as follows at June 30, 2013 and December 31, 2012:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)
June 30, 2013
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$34,814	$1,960	$—	$36,774	$36,774
Equity securities	Available for sale	63,037	20,849	—	83,886	83,886
Cash and other	Available for sale	143	—	—	143	143

Total Nuclear Decommissioning Trust		$97,994	$22,809	$—	$120,803	$120,803

Lease Deposits (2)
Government obligations	Held to maturity	$95,518	$7,158	$—	$102,676	$95,518

Total Lease Deposits		$95,518	$7,158	$—	$102,676	$95,518

Unrestricted investments
Debt securities	Held to maturity	$500	$—	$—	$500	$500

Total Unrestricted Investments		$500	$—	$—	$500	$500

Other
Equity securities	Available for sale	$129	$21	$—	$150	$150
Non-marketable equity investments (3)	Equity	1,827	—	—	1,827	1,827

Total Other		$1,956	$21	$—	$1,977	$1,977

						$218,798

December 31, 2012
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$34,342	$3,473	$—	$37,815	$37,815
Equity securities	Available for sale	61,322	13,910	—	75,232	75,232
Cash and other	Available for sale	233	—	—	233	233

Total Nuclear Decommissioning Trust		$95,897	$17,383	$—	$113,280	$113,280

Lease Deposits (2)
Government obligations	Held to maturity	$94,145	$11,063	$—	$105,208	$94,145

Total Lease Deposits		$94,145	$11,063	$—	$105,208	$94,145

Unrestricted investments
Government obligations	Held to maturity	$51,900	$8	$—	$51,908	$51,900
Debt securities	Held to maturity	1,750	—	—	1,750	1,750

Total Unrestricted Investments		$53,650	$8	$—	$53,658	$53,650

Other
Equity securities	Available for sale	$113	$9	$—	$122	$122
Non-marketable equity investments (3)	Equity	1,827	—	—	1,827	1,827

Total Other		$1,940	$9	$—	$1,949	$1,949

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

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.
(3)	We believe the carrying value approximates fair value for our equity investments.

Our investments by classification at June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013		December 31, 2012
Description	Cost	Carrying Value	Cost	Carrying V alue
	(in thousands)
Available for sale	$98,123	$120,953	$96,010	$113,402
Held to maturity	96,018	96,018	147,795	147,795
Equity	1,827	1,827	1,827	1,827

	$195,968	$218,798	$245,632	$263,024

Contractual maturities of unrestricted debt securities at June 30, 2013, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for sale	$—	$—	$—	$—	$—
Held to maturity	500	—	—	—	500

	$500	$—	$—	$—	$500

The contractual maturities of our restricted debt securities related to our nuclear decommissioning trust have not been disclosed since all maturities are prior to the estimated decommissioning date nor have we disclosed the contractual maturities of our restricted debt securities related to our lease deposits since all maturities are concurrent with the transaction maturity date.

5.	Other

2002 Series A Bonds

Our 2002 Series A bonds, with an aggregate principal amount of $60.2 million outstanding, were subject to optional redemption by ODEC on or after June 1, 2013. We issued a call notice for the 2002 Series A bonds in the second quarter of 2013 and redeemed these bonds on June 1, 2013. We paid a premium of $0.3 million and had unamortized debt issuance costs of $1.5 million related to these bonds, for a total of $1.8 million. These costs have been deferred as a regulatory asset and will be amortized over the original life of the debt to 2028.

Issuance of 2013 First Mortgage Bonds

On June 28, 2013, we issued $100.0 million of first mortgage bonds in a private placement. The bonds consist of $50.0 million of 4.21% First Mortgage Bonds, 2013 Series A due December 1, 2043 and $50.0 million of 4.36% First Mortgage Bonds, 2013 Series B due December 1, 2053. The bonds were issued under the Indenture. See Note 11 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.

Seeking Approval to Construct a Natural Gas-fueled Generation Facility

On April 23, 2013, we announced our intention to seek approval to construct a natural gas-fueled generation facility, named the Wildcat Point Generation Facility, in Cecil County, Maryland. We currently anticipate that construction of the facility will begin in late 2014 and it would become operational in mid-2017. On May 20, 2013, we applied to the Maryland Public Service Commission for a Certificate of Public Convenience and Necessity, and we continue to pursue permits and contracts related to the construction of the facility. The development, construction, and operation of Wildcat Point are subject to obtainment of government and regulatory approvals.

Voluntary Prepayment to Defined Benefit Plan

In April 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan, a noncontributory, defined benefit multiple employer master pension plan. We recorded this prepayment as a regulatory asset which will be amortized over the next ten years beginning January 1, 2013.

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

Critical Accounting Policies

As of June 30, 2013, there have been no significant changes in our critical accounting policies as disclosed in our 2012 Annual Report on Form 10-K. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Weather is one factor that affects the demand for electricity. We experienced more typical weather during the six months ended June 30, 2013, as compared to the same period in 2012, when we experienced milder than normal weather. This resulted in an increase in our member distribution cooperatives’ customers’ requirements for power.

Deferred energy expense represents the difference between energy revenues and energy expenses. In the three and six months ended June 30, 2013, we under-collected energy costs from our member distribution cooperatives; however, our cumulative deferred energy balance remains an over-collection. Over-collected energy costs appear as a liability on our Condensed Consolidated Balance Sheet and will be refunded to our member distribution cooperatives in subsequent periods through our formulary rate. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2012 Annual Report on Form 10-K.

Fuel expense is affected by the operational availability and dispatch of our owned generation by PJM. Fuel expense increased for the three and six months ended June 30, 2013, as compared to the same periods in 2012, due to increased operational availability and dispatch of Clover.

On June 1, 2013, we redeemed our 2002 Series A bonds, with an aggregate principal amount of $60.2 million. On June 28, 2013, we issued $100.0 million of first mortgage bonds in a private placement. The bonds consist of $50.0 million of 4.21% First Mortgage Bonds, 2013 Series A due December 1, 2043; and $50.0 million of 4.36% First Mortgage Bonds, 2013 Series B due December 1, 2053.

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

Weather

Weather is one factor that affects the demand for electricity. Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively. Mild weather generally reduces the demand because heating and air conditioning systems are operated less. Weather also plays a role in the price of market energy through its effects on the market prices for fuel, particularly natural gas. Heating degree days are a measurement tool used to quantify the need to utilize heat for a building, and cooling degree days are a measurement tool used to quantify the need to utilize cooling for a building. The heating degree days and cooling degree days for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Heating degree days	117.6	152.3	(22.8)	2,264.1	1,663.0	36.1
Cooling degree days	282.4	359.9	(21.5)	282.4	359.9	(21.5)

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot purchases of energy in the open market. Our energy supply resources for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	694,721	24.6%	373,838	13.4%	1,444,552	22.5%	1,081,149	17.8%
North Anna	356,918	12.7	402,941	14.4	848,122	13.2	829,059	13.7
Louisa	20,148	0.7	18,473	0.7	37,568	0.6	31,946	0.5
Marsh Run	38,947	1.4	30,819	1.1	64,484	1.0	61,510	1.0
Rock Springs	15,461	0.5	18,574	0.7	15,461	0.3	18,574	0.3
Distributed Generation	11	—	170	—	34	—	173	—

Total Generated	1,126,206	39.9	844,815	30.3	2,410,221	37.6	2,022,411	33.3

Purchased:
Other than renewable	1,506,088	53.4	1,848,678	66.3	3,577,062	55.7	3,805,900	62.6
Renewable (1)	189,097	6.7	96,340	3.4	428,084	6.7	248,682	4.1

Total Purchased	1,695,185	60.1	1,945,018	69.7	4,005,146	62.4	4,054,582	66.7

Total Available Energy	2,821,391	100.0%	2,789,833	100.0%	6,415,367	100.0%	6,076,993	100.0%

(1)	Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

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

As previously mentioned, our generating facilities are under dispatch control of PJM. Typically, nuclear facilities are almost always dispatched and coal-fired and combustion turbine facilities are dispatched based upon economic factors including the market price of energy. The operational availability of our owned generating resources for the three and six months ended June 30, 2013 and 2012, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Clover	91.4%	56.0%	95.7%	77.2%
North Anna	74.7	83.2	87.3	85.6
Louisa	99.3	99.4	99.2	99.4
Marsh Run	99.9	99.8	99.1	99.8
Rock Springs	100.0	99.8	98.1	94.4

The output of Clover and North Anna for the three and six months ended June 30, 2013 and 2012 as a percentage of maximum dependable capacity rating of the facilities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Clover	73.6%	40.2%	76.9%	57.7%
North Anna	74.6	84.3	89.0	87.5

The scheduled and unscheduled outages for Clover and North Anna for the three and six months ended June 30, 2013 and 2012, were as follows:

	Clover				North Anna
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in days)				(in days)
Scheduled	15.7	61.0	15.7	62.0	32.5	15.0	32.5	36.0
Unscheduled	—	19.1	—	22.0	14.1	15.2	14.1	15.9

Total	15.7	80.1	15.7	84.0	46.6	30.2	46.6	51.9

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

Results of Operations

Operating Revenues

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives
Base energy revenues	$46,526	$46,573	$107,206	$100,022
Energy adjustment revenues	59,614	70,936	140,753	158,731

Total energy revenues	106,140	117,509	247,959	258,753
Demand (capacity) revenues	74,979	77,865	148,962	153,655

Total revenues from sales to member distribution cooperatives	181,119	195,374	396,921	412,408
Non-members	6,504	2,906	11,415	8,299

Total operating revenues	$187,623	$198,280	$408,336	$420,707

Average cost of energy to member distribution cooperatives (per MWh)	$39.88	$43.74	$40.46	$44.90
Average cost of demand to member distribution cooperatives (per MWh)	28.18	28.98	24.30	26.66

Average total cost to member distribution cooperatives (per MWh)	$68.06	$72.72	$64.76	$71.56

Our energy sales in MWh to our member distribution cooperatives and non-members, and demand sales in MW to our member distribution cooperatives for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	2,661,125	2,686,657	6,128,672	5,762,923
Non-members	163,434	96,392	266,127	283,491

Total energy sales	2,824,559	2,783,049	6,394,799	6,046,414

	(in MW)		(in MW)
Demand sales to Member distribution cooperatives	5,461	5,638	12,299	12,088

Our energy sales in MWh and demand sales in MW are driven by our member distribution cooperatives requirements for power. For the three months ended June 30, 2013, MWh and MW sales were 1.0% and 3.1% lower, respectively, as compared to the same period in 2012. For the six months ended June 30, 2013, MWh and MW sales were 6.3% and 1.7% higher, respectively, as compared to the same period in 2012. In 2012, we experienced milder than normal weather.

Our energy sales in MWh to non-members for the three months ended June 30, 2013, were 69.6% higher, whereas for the six months ended June 30, 2013, they were 6.1% lower, as compared to the same periods in 2012. Sales to non-members consist of sales of excess purchased and generated energy and renewable energy credits.

Total revenues from sales to our member distribution cooperatives for the three and six months ended June 30, 2013, decreased $14.3 million, or 7.3%, and $15.5 million, or 3.8%, respectively, as compared to the same periods in 2012. Our average cost of energy to member distribution cooperatives per MWh decreased 8.8% and 9.9% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to decreases in our energy adjustment rate.

The average total cost to member distribution cooperatives is affected by changes in the revenue dollars as well as the sales volumes. Our average total cost to member distribution cooperatives per MWh for the three and six months ended June 30, 2013, decreased $4.66 per MWh, or 6.4%, and $6.80 per MWh, or 9.5%, respectively, as compared to the same periods in 2012, primarily as a result of decreases in our total energy rate. Additionally, capacity related revenues for the six months ended June 30, 2013, decreased 3.1%, while our MWh volume increased 6.3%, resulting in a lower average cost of demand on a per MWh basis.

The following table summarizes the changes to our total energy rate as a result of changes to our energy adjustment rate due to the continued reduction in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
April 1, 2012	(4.6)
October 1, 2012	(6.8)
April 1, 2013	(2.4)

Non-member revenue for the three and six months ended June 30, 2013, increased $3.6 million, or 123.8%, and $3.1 million, or 37.5%, respectively, as compared to the same periods in 2012. For the three months ended June 30, 2013, there was a 69.6% increase in the volume of excess energy sales as well as an increase in the average price. For the six months ended June 30, 2013, the increase in the average price was slightly offset by the 6.1% decrease in volume of excess energy sales.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Fuel	$30,317	$19,263	$61,769	$46,797
Purchased power	118,007	119,654	266,659	257,198
Deferred energy	(11,280)	5,989	(18,030)	15,413
Operations and maintenance	11,774	15,193	19,860	25,456
Administrative and general	10,655	9,863	21,447	18,988
Depreciation and amortization	10,569	10,468	21,209	20,844
Amortization of regulatory asset/(liability), net	1,272	973	1,584	1,717
Accretion of asset retirement obligations	995	940	1,990	1,858
Taxes, other than income taxes	2,184	2,089	4,416	4,223

Total Operating Expenses	$174,493	$184,432	$380,904	$392,494

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

Total operating expenses decreased $9.9 million, or 5.4%, and $11.6 million, or 3.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to decreases in deferred energy and operations and maintenance expenses partially offset by an increase in fuel expense.

•

Deferred energy expense decreased $17.3 million and $33.4 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. For the three and six months ended June 30, 2013, we under-collected $11.3 million and $18.0 million, respectively, in energy costs; whereas for the same periods in 2012, we over-collected $6.0 million and $15.4 million, respectively, in energy costs. Our deferred energy balance was a net over-collection of energy costs of $56.0 million at December 31, 2012, as compared to a net over-collection of energy costs of $38.0 million at June 30, 2013.

•

Operations and maintenance expense decreased $3.4 million, or 22.5%, and $5.6 million, or 22.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. There were more outages at Clover in 2012 as compared to 2013.

•

Fuel expense increased $11.1 million, or 57.4%, and $15.0 million, or 32.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The increase for the three and six months was primarily due to the increased operational availability and dispatch of Clover.

Other Items

Investment Income

Investment income increased for the three months ended June 30, 2013, by $0.3 million, or 22.1%, as compared to the same period in 2012, primarily due to higher income earned on our nuclear decommissioning trust. Investment income was relatively flat for the six months ended June 30, 2013, as compared to the same period in 2012.

Interest Charges, Net

The major components of interest charges, net for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(11,516)	$(12,151)	$(23,244)	$(24,292)
Other	(220)	(330)	(419)	(766)

Total Interest Charges	(11,736)	(12,481)	(23,663)	(25,058)
Allowance for borrowed funds used during construction	51	347	83	613

Interest Charges, net	$(11,685)	$(12,134)	$(23,580)	$(24,445)

Interest expense on long-term debt decreased for the three and six months ended June 30, 2013, by $0.6 million, or 5.2%, and $1.0 million, or 4.3%, respectively, as compared to the same periods in 2012, primarily due to the redemption of our $60.2 million 2002 Series A bonds and scheduled principal payments.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, decreased for the three and six months ended June 30, 2013, by $0.2 million, or 6.1%, and $0.3 million, or 5.6%, respectively, as compared to the same periods in 2012.

Financial Condition

The principal changes in our financial condition from December 31, 2012 to June 30, 2013, were caused by an increase in long-term debt, substantially offset by decreases in accounts payable, deferred energy, accounts receivable–members, and fuel, materials, and supplies.

•

Long-term debt increased $39.8 million as a result of the issuance of $100.0 million of first mortgage bonds on June 28, 2013, partially offset by the redemption of $60.2 million 2002 Series A bonds on June 1, 2013.

•	Accounts payable decreased $22.4 million primarily due to the decrease in the amounts due to Virginia Electric and Power Company in connection with our ownership interests in Clover and North Anna.

•	Deferred energy decreased $18.0 million as a result of the under-collection of our energy costs in 2013.

•	Accounts receivable–members decreased $15.0 million due to decreases in member power bill extensions as well as sales to member distribution cooperatives in June 2013 as compared to December 2012.

•	Fuel, materials, and supplies decreased $11.0 million due to the decrease in coal inventory related to a planned coal inventory reduction at Clover.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first six months of 2013 and 2012, our operating activities provided cash flows of $15.3 million and $3.5 million, respectively. Operating activities in 2013 were primarily impacted by the following:

•	Current assets changed $26.8 million primarily due to the $15.0 million decrease in accounts receivable–members and the $11.0 million decrease in fuel, materials, and supplies.

•	Deferred energy changed $18.0 million due to the under-collection of energy costs in 2013.

•	Current liabilities changed $17.9 million primarily due to the $22.4 million decrease in accounts payable.

•

Regulatory assets and liabilities changed $12.1 million substantially due to the establishment of a regulatory asset related to the voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan, a noncontributory, defined benefit multiple employer master pension plan. We recorded this prepayment as a regulatory asset which will be amortized over the next ten years beginning January 1, 2013.

Credit Facility

We currently maintain a $500.0 million, five-year revolving credit facility to cover our short-term and medium-term funding needs. At June 30, 2013 and December 31, 2012, we did not have any borrowings outstanding under this facility.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through financings in the debt capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating facilities.

Our 2002 Series A bonds, with an aggregate principal amount of $60.2 million outstanding, were subject to optional redemption by ODEC on or after June 1, 2013. We issued a call notice for the 2002 Series A bonds in the second quarter of 2013, and redeemed these bonds on June 1, 2013.

On June 28, 2013, we issued $100.0 million of first mortgage bonds in a private placement. The bonds consist of $50.0 million of 4.21% First Mortgage Bonds, 2013 Series A due December 1, 2043 and $50.0 million of 4.36% First Mortgage Bonds, 2013 Series B due December 1, 2053.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2013.

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

ITEM 5. OTHER INFORMATION

On April 23, 2013, we announced our intention to seek approval to construct a natural gas-fueled generation facility, named the Wildcat Point Generation Facility, in Cecil County, Maryland. We currently anticipate that construction of the facility will begin in late 2014 and it would become operational in mid-2017. On May 20, 2013, we applied to the Maryland Public Service Commission for a Certificate of Public Convenience and Necessity, and we continue to pursue permits and contracts related to the construction of the facility. The development, construction, and operation of Wildcat Point are subject to obtainment of government and regulatory approvals.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 8, 2013	/s/ Robert L. Kees
Robert L. Kees
Senior Vice President and Chief Financial Officer
(Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document