Form 10-Q
period 2013-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2013-11-07
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,658,833	$1,655,705
Less accumulated depreciation	(745,285)	(721,541)

	913,548	934,164
Nuclear fuel, at amortized cost	17,926	20,379
Construction work in progress	34,833	36,797

Net Electric Plant	966,307	991,340

Investments:
Nuclear decommissioning trust	126,297	113,280
Lease deposits	95,932	94,145
Unrestricted investments and other	52,996	55,599

Total Investments	275,225	263,024

Current Assets:
Cash and cash equivalents	96,145	37,343
Accounts receivable	3,067	3,564
Accounts receivable–deposits	4,400	4,400
Accounts receivable–members	70,082	86,154
Fuel, materials, and supplies	48,057	59,091
Prepayments and other	1,635	2,556

Total Current Assets	223,386	193,108

Deferred Charges:
Regulatory assets	89,520	87,006
Other	8,659	9,043

Total Deferred Charges	98,179	96,049

Total Assets	$1,563,097	$1,543,521

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$367,604	$360,424
Non-controlling interest	13,426	13,257

Total Patronage capital and Non-controlling interest	381,030	373,681
Long-term debt	777,622	737,836

Total Capitalization	1,158,652	1,111,517

Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	61,248	75,583
Accounts payable–members	32,571	38,585
Accrued expenses	19,273	4,936
Deferred energy	28,056	56,027

Total Current Liabilities	169,440	203,423

Deferred Credits and Other Liabilities:
Asset retirement obligations	79,865	76,880
Obligations under long-term lease	77,941	74,086
Regulatory liabilities	72,389	71,452
Other	4,810	6,163

Total Deferred Credits and Other Liabilities	235,005	228,581

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,563,097	$1,543,521

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Operating Revenues	$220,393	$224,244	$628,729	$644,951

Operating Expenses:
Fuel	39,036	23,608	100,805	70,405
Purchased power	139,227	145,235	405,886	402,433
Deferred energy	(9,941)	8,955	(27,971)	24,368
Operations and maintenance	11,955	8,677	31,815	34,133
Administrative and general	11,364	9,356	32,811	28,344
Depreciation and amortization	10,586	10,568	31,795	31,412
Amortization of regulatory asset/(liability), net	1,110	(1,601)	2,694	116
Accretion of asset retirement obligations	995	941	2,985	2,799
Taxes, other than income taxes	2,051	2,119	6,467	6,342

Total Operating Expenses	206,383	207,858	587,287	600,352

Operating Margin	14,010	16,386	41,442	44,599
Other expense, net	(607)	(514)	(1,908)	(1,649)
Loss on investments, net	—	(2,156)	—	(2,156)
Investment income	1,397	872	3,665	3,203
Interest charges, net	(12,174)	(12,133)	(35,754)	(36,578)
Income taxes	(75)	4	(96)	14

Net Margin including Non-controlling interest	2,551	2,459	7,349	7,433
Non-controlling interest	(103)	16	(169)	56

Net Margin attributable to ODEC	2,448	2,475	7,180	7,489
Patronage Capital - Beginning of Period	365,156	355,499	360,424	350,485

Patronage Capital - End of Period	$367,604	$357,974	$367,604	$357,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$7,349	$7,433
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	31,795	31,412
Other non-cash charges	14,183	10,711
Amortization of lease obligations	3,855	3,600
Interest on lease deposits	(2,071)	(2,024)
Change in current assets	28,524	(4,159)
Change in deferred energy	(27,971)	24,368
Change in current liabilities	(6,012)	(16,816)
Change in regulatory assets and liabilities	(10,808)	1,698
Change in deferred charges and credits	565	(3,553)

Net Cash Provided by Operating Activities	39,409	52,670

Financing Activities:
Issuance of long-term debt	100,000	—
Debt issuance costs	(744)	—
Payment of long-term debt	(60,535)	—

Net Cash Provided by Financing Activities	38,721	—

Investing Activities:
Purchases of held to maturity securities	(49,997)	(51,037)
Proceeds from sale of held to maturity securities	53,117	41,000
Purchases of available for sale securities	—	(24,290)
Proceeds from sale of available for sale securities	—	24,308
Increase in other investments	(3,676)	(3,532)
Electric plant additions	(18,772)	(18,930)

Net Cash Used for Investing Activities	(19,328)	(32,481)

Net Change in Cash and Cash Equivalents	58,802	20,189
Cash and Cash Equivalents - Beginning of Period	37,343	63,756

Cash and Cash Equivalents - End of Period	$96,145	$83,945

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2013, our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The consolidated results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $16.4 million and $14.0 million at September 30, 2013 and December 31, 2012, respectively. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$126,297	$37,099	$89,198	$—
Unrestricted investments and other (3)	160	160	—	—

Total Financial Assets	$126,457	$37,259	$89,198	$—

Derivatives - gas and power (4)	$11	$11	$—	$—

Total Financial Liabilities	$11	$11	$—	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$113,280	$38,048	$75,232	$—
Unrestricted investments and other (3)	122	122	—	—

Total Financial Assets	$113,402	$38,170	$75,232	$—

Derivatives - gas and power (4)	$624	$624	$—	$—

Total Financial Liabilities	$624	$624	$—	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.
(2)	Nuclear decommissioning trust includes investments that are available for sale and classified as Level 2. These Level 2 assets consist of an equity fund that attempts to replicate the return of the S&P 500, an equity fund that invests in small capitalization stocks, and an equity fund that invests in international stocks. The fair values of the investments in the nuclear decommissioning trust have been estimated using the net asset value per share.
(3)	Unrestricted investments and other includes investments that are available for sale related to equity securities.
(4)	Derivatives – gas and power represent natural gas futures contracts and purchased power contracts, which are recorded on our balance sheet in deferred credits and other liabilities–other. As of September 30, 2013 and December 31, 2012, the amounts represent gas contracts, which are indexed against NYMEX. For additional information about our derivative financial instruments, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.

We did not have any financial assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

3.	Derivatives and Hedging

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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of September 30, 2013 Quantity	As of December 31, 2012 Quantity
Natural gas	MMBTU	1,440,000	650,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
	Balance Sheet Location	As of September 30, 2013	As of December 31, 2012
		(in thousands)
Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$11	$624

Total derivatives in a liability position		$11	$624

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine Months Ended September 30, 2013 and 2012

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability for Derivatives as of September 30,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Nine Months Ended September 30,
	2013	2012		2013	2012	2013	2012
	(in thousands)			(in thousands)		(in thousands)
Natural gas futures contracts (1)	$(11)	$(2,087)	Fuel	$(2,344)	$(4,443)	$(3,031)	$(6,522)
Purchased power contracts	—	—	Purchased power	—	—	—	(2,736)

Total	$(11)	$(2,087)		$(2,344)	$(4,443)	$(3,031)	$(9,258)

(1)	As of September 30, 2012, includes a regulatory asset of $1.6 million, to be recognized in future periods as the result of the contracts being effectively settled.

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

4.	Investments

Investments were as follows at September 30, 2013 and December 31, 2012:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)
September 30, 2013

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$35,071	$1,930	$—	$37,001	$37,001
Equity securities	Available for sale	64,192	25,006	—	89,198	89,198
Cash and other	Available for sale	98	—	—	98	98

Total Nuclear Decommissioning Trust		$99,361	$26,936	$—	$126,297	$126,297

Lease Deposits (2)
Government obligations	Held to maturity	$95,932	$7,280	$—	$103,212	$95,932

Total Lease Deposits		$95,932	$7,280	$—	$103,212	$95,932

Unrestricted investments
Government obligations	Held to maturity	$50,005	$1	$—	$50,006	$50,005
Debt securities	Held to maturity	500	—	—	500	500

Total Unrestricted Investments		$50,505	$1	$—	$50,506	$50,505

Other
Equity securities	Available for sale	$129	$31	$—	$160	$160
Non-marketable equity investments (3)	Equity	2,331	—	—	2,331	2,331

Total Other		$2,460	$31	$—	$2,491	$2,491

						$275,225

December 31, 2012

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$34,342	$3,473	$—	$37,815	$37,815
Equity securities	Available for sale	61,322	13,910	—	75,232	75,232
Cash and other	Available for sale	233	—	—	233	233

Total Nuclear Decommissioning Trust		$95,897	$17,383	$—	$113,280	$113,280

Lease Deposits (2)
Government obligations	Held to maturity	$94,145	$11,063	$—	$105,208	$94,145

Total Lease Deposits		$94,145	$11,063	$—	$105,208	$94,145

Unrestricted investments
Government obligations	Held to maturity	$51,900	$8	$—	$51,908	$51,900
Debt securities	Held to maturity	1,750	—	—	1,750	1,750

Total Unrestricted Investments		$53,650	$8	$—	$53,658	$53,650

Other
Equity securities	Available for sale	$113	$9	$—	$122	$122
Non-marketable equity investments (3)	Equity	1,827	—	—	1,827	1,827

Total Other		$1,940	$9	$—	$1,949	$1,949

						$263,024

(1)	Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. Unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability.
(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.
(3)	We believe the carrying value approximates fair value for our equity investments.

Our investments by classification at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013		December 31, 2012
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for sale	$99,490	$126,457	$96,010	$113,402
Held to maturity	146,437	146,437	147,795	147,795
Equity	2,331	2,331	1,827	1,827

	$248,258	$275,225	$245,632	$263,024

Contractual maturities of unrestricted debt securities at September 30, 2013, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for sale	$—	$—	$—	$—	$—
Held to maturity	50,505	—	—	—	50,505

	$50,505	$—	$—	$—	$50,505

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

6.	Subsequent Event

On October 8, 2013, our Board of Directors approved an increase to our energy adjustment rate, resulting in an increase to our total energy rate of approximately 4.7%, effective October 1, 2013. This increase was implemented due to changes in our realized as well as projected energy costs.

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

Critical Accounting Policies

As of September 30, 2013, there have been no significant changes in our critical accounting policies as disclosed in our 2012 Annual Report on Form 10-K. These policies include the accounting for rate regulation, deferred energy, margin stabilization plan, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Weather is one factor that affects the demand for electricity. During the three months ended September 30, 2013, we experienced milder weather as compared to the same period in 2012, which resulted in a decrease in our member distribution cooperatives’ customers’ requirements for power. We experienced more typical weather during the nine months ended September 30, 2013, as compared to the same period in 2012, when we experienced milder than normal weather. This resulted in an increase in our member distribution cooperatives’ customers’ requirements for power as compared to the prior period.

Deferred energy expense represents the difference between energy revenues and energy expenses. In the three and nine months ended September 30, 2013, we under-collected energy costs from our member distribution cooperatives; however, our cumulative deferred energy balance remains an over-collection. Over-collected energy costs appear as a liability on our Condensed Consolidated Balance Sheet and will be refunded to our member distribution cooperatives in subsequent periods through our formulary rate. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2012 Annual Report on Form 10-K.

Fuel expense is affected by the operational availability and dispatch by PJM of our owned generation. Fuel expense increased for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to increased economic dispatch of Clover. Fuel expense increased for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to increased operational availability and economic dispatch of Clover. Additionally, in the third quarter of 2012, we recorded a $6.0 million reduction to fuel expense as a result of the settlement with the DOE related to spent nuclear fuel.

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

Weather

Weather is one factor that affects the demand for electricity. Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively. Mild weather generally reduces the demand because heating and air conditioning systems are operated less. Weather also plays a role in the price of market energy through its effects on the market prices for fuel, particularly natural gas. Heating degree days are a measurement tool used to quantify the need to utilize heat for a building, and cooling degree days are a measurement tool used to quantify the need to utilize cooling for a building. The heating and cooling degree data is compiled utilizing various weather stations. Weather stations can be added or changed during the year, which may result in updates to previously reported data. The heating degree days and cooling degree days for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Heating degree days	—	—	—	2,274.9	1,671.7	36.1
Cooling degree days	849.2	998.9	(15.0)	1,130.5	1,356.6	(16.7)

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot purchases of energy in the open market. Our energy supply resources for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	742,442	22.2%	553,475	16.1%	2,186,994	22.4%	1,634,624	17.2%
North Anna	427,541	12.8	487,580	14.2	1,275,663	13.1	1,316,639	13.8
Louisa	49,027	1.5	36,041	1.0	86,595	0.9	67,987	0.7
Marsh Run	93,564	2.8	56,843	1.7	158,048	1.6	118,353	1.2
Rock Springs	83,799	2.5	46,365	1.3	99,260	1.0	64,939	0.7
Distributed Generation	405	—	410	—	439	—	583	—

Total Generated	1,396,778	41.8	1,180,714	34.3	3,806,999	39.0	3,203,125	33.6

Purchased:
Other than renewable	1,841,305	55.1	2,197,642	63.8	5,418,367	55.6	6,003,542	63.1
Renewable (1)	102,207	3.1	65,922	1.9	530,291	5.4	314,604	3.3

Total Purchased	1,943,512	58.2	2,263,564	65.7	5,948,658	61.0	6,318,146	66.4

Total Available Energy	3,340,290	100.0%	3,444,278	100.0%	9,755,657	100.0%	9,521,271	100.0%

(1)	Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

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

As previously mentioned, our generating facilities are under dispatch control of PJM. Typically, nuclear facilities are almost always dispatched and coal-fired and combustion turbine facilities are dispatched based upon economic factors including the market price of energy. The operational availability of our owned generating resources for the three and nine months ended September 30, 2013 and 2012, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Clover	96.5%	98.1%	95.9%	84.2%
North Anna	87.5	100.0	87.3	90.5
Louisa	94.4	98.1	97.6	99.0
Marsh Run	99.4	96.1	99.2	98.6
Rock Springs	99.9	99.9	98.7	96.2

The output of Clover and North Anna for the three and nine months ended September 30, 2013 and 2012, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Clover	77.8%	58.5%	77.2%	58.0%
North Anna	88.0	101.0	88.7	92.0

The scheduled and unscheduled outages for Clover and North Anna for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Clover				North Anna
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in days)				(in days)
Scheduled	—	—	15.7	62.0	23.0	—	55.5	36.0
Unscheduled	6.5	3.4	6.5	25.4	—	—	14.1	15.9

Total	6.5	3.4	22.2	87.4	23.0	—	69.6	51.9

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

Results of Operations

Operating Revenues

Our operating revenues are derived from power sales to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives
Base energy revenues	$54,874	$58,027	$162,080	$158,049
Energy adjustment revenues	69,485	87,629	210,238	246,360

Total energy revenues	124,359	145,656	372,318	404,409
Demand revenues	80,108	74,129	229,070	227,784

Total revenues from sales to member distribution cooperatives	204,467	219,785	601,388	632,193
Non-members	15,926	4,459	27,341	12,758

Total operating revenues	$220,393	$224,244	$628,729	$644,951

Average cost of energy to member distribution cooperatives (per MWh)	$40.09	$43.89	$40.33	$44.53
Average cost of demand to member distribution cooperatives (per MWh)	25.82	22.33	24.82	25.08

Average total cost to member distribution cooperatives (per MWh)	$65.91	$66.22	$65.15	$69.61

Our energy sales in MWh to our member distribution cooperatives and non-members, and demand sales in MW to our member distribution cooperatives for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	3,102,068	3,319,100	9,230,740	9,082,023
Non-members	216,928	113,697	483,055	397,188

Total energy sales	3,318,996	3,432,797	9,713,795	9,479,211

	(in MW)		(in MW)
Demand sales to Member distribution cooperatives	6,413	6,567	18,712	18,655

Our energy sales in MWh and demand sales in MW are driven by our member distribution cooperatives requirements for power. For the three months ended September 30, 2013, MWh and MW sales were 6.5% and 2.3% lower, respectively, as compared to the same period in 2012. For the nine months ended September 30, 2013, MWh and MW sales were 1.6% and 0.3% higher, respectively, as compared to the same period in 2012. We experienced milder weather during the three months ended September 30, 2013, as compared to the same period in 2012.

Our energy sales in MWh to non-members for the three and nine months ended September 30, 2013, were 90.8% and 21.6% higher, respectively, as compared to the same periods in 2012. Sales to non-members consist of sales of excess purchased and generated energy and renewable energy credits.

Total revenues from sales to our member distribution cooperatives for the three and nine months ended September 30, 2013, decreased $15.3 million, or 7.0%, and $30.8 million, or 4.9%, respectively, as compared to the same periods in 2012. Our average cost of energy to member distribution cooperatives per MWh decreased 8.7% and 9.4% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily due to decreases in our total energy rate.

The average total cost to member distribution cooperatives is affected by changes in our revenues as well as sales volumes. Our average total cost to member distribution cooperatives per MWh was relatively flat for the three months ended September 30, 2013 and decreased $4.46 per MWh, or 6.4%, for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily as a result of decreases in our total energy rate.

The following table summarizes the changes to our total energy rate as a result of changes to our energy adjustment rate due to the continued reduction in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
April 1, 2012	(4.6)
October 1, 2012	(6.8)
April 1, 2013	(2.4)

Non-member revenue for the three and nine months ended September 30, 2013, increased $11.5 million, or 257.2%, and $14.6 million, or 114.3%, respectively, as compared to the same periods in 2012. For the three and nine months ended September 30, 2013, there was a 90.8% and 21.6% increase, respectively, in the volume of excess energy sales as well as an increase in the average price.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Fuel	$39,036	$23,608	$100,805	$70,405
Purchased power	139,227	145,235	405,886	402,433
Deferred energy	(9,941)	8,955	(27,971)	24,368
Operations and maintenance	11,955	8,677	31,815	34,133
Administrative and general	11,364	9,356	32,811	28,344
Depreciation and amortization	10,586	10,568	31,795	31,412
Amortization of regulatory asset/(liability), net	1,110	(1,601)	2,694	116
Accretion of asset retirement obligations	995	941	2,985	2,799
Taxes, other than income taxes	2,051	2,119	6,467	6,342

Total Operating Expenses	$206,383	$207,858	$587,287	$600,352

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

Total operating expenses decreased $1.5 million, or 0.7%, and $13.1 million, or 2.2%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily due to the decrease in deferred energy partially offset by the increase in fuel expense. Additionally, for the three months ended September 30, 2013, purchased power expense decreased $6.0 million, or 4.1%, and was partially offset by a $3.3 million, or 37.8% increase in operations and maintenance expense as compared to the same period in 2012.

•	Deferred energy expense decreased $18.9 million and $52.3 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. For the three and nine months ended September 30, 2013, we under-collected $9.9 million and $28.0 million, respectively, in energy costs; whereas for the same periods in 2012, we over-collected $9.0 million and $24.4 million, respectively, in energy costs. Our deferred energy balance was a net over-collection of energy costs of $56.0 million at December 31, 2012, as compared to a net over-collection of energy costs of $28.1 million at September 30, 2013.

•	Fuel expense increased $15.4 million, or 65.4%, and $30.4 million, or 43.2%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. Fuel expense increased for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to increased economic dispatch of Clover. Fuel expense increased for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to increased operational availability and economic dispatch of Clover. Additionally, in the third quarter of 2012, we recorded a $6.0 million reduction to fuel expense as a result of the settlement with the DOE related to spent nuclear fuel.

•	Purchased power expense decreased $6.0 million, or 4.1%, for the three months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of our owned generation meeting a greater portion of our member distribution cooperatives’ needs in 2013 as compared to 2012.

•	Operations and maintenance expense increased $3.3 million, or 37.8%, for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to a refueling outage at North Anna.

Other Items

Investment Income

Investment income increased for the three and nine months ended September 30, 2013, by $0.5 million, or 60.2% and 14.4%, respectively, as compared to the same periods in 2012, primarily due to higher income earned on our nuclear decommissioning trust.

Interest Charges, Net

The major components of interest charges, net for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Interest expense on long-term debt	$(12,015)	$(12,146)	$(35,259)	$(36,438)
Other	(222)	(241)	(641)	(1,007)

Total interest charges	(12,237)	(12,387)	(35,900)	(37,445)
Allowance for borrowed funds used during construction	63	254	146	867

Interest charges, net	$(12,174)	$(12,133)	$(35,754)	$(36,578)

Interest expense on long-term debt was relatively flat for the three months ended September 30, 2013, and decreased $1.2 million, or 3.2%, for the nine months ended September 30, 2013, as compared to the same periods in 2012, due to scheduled principal payments.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three months ended September 30, 2013 and decreased $0.3 million, or 4.1% for the nine months ended September 30, 2013, as compared to the same periods in 2012.

Financial Condition

The principal changes in our financial condition from December 31, 2012 to September 30, 2013, were caused by increases in long-term debt, accrued expenses, and nuclear decommissioning trust, substantially offset by decreases in deferred energy, accounts receivable–members, accounts payable, and fuel, materials, and supplies.

•	Long-term debt increased $39.8 million as a result of the issuance of $100.0 million of first mortgage bonds on June 28, 2013, partially offset by the redemption of $60.2 million 2002 Series A Bonds on June 1, 2013.

•	Accrued expenses increased $14.3 million primarily as a result of accrued interest on long-term debt.

•	Nuclear decommissioning trust increased $13.0 million as a result of an increase in the market value of the fund.

•	Deferred energy decreased $28.0 million as a result of the under-collection of our energy costs in 2013.

•	Accounts receivable–members decreased $16.1 million due to decreases in sales to member distribution cooperatives and member power bill extensions at September 30, 2013 as compared to December 31, 2012.

•	Accounts payable decreased $14.3 million primarily due to the decrease in the amounts due to Virginia Electric and Power Company in connection with our ownership interests in Clover and North Anna.

•	Fuel, materials, and supplies decreased $11.0 million due to the decrease in coal inventory related to a planned coal inventory reduction at Clover.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first nine months of 2013 and 2012, our operating activities provided cash flows of $39.4 million and $52.7 million, respectively. Operating activities in 2013 were primarily impacted by the following:

•	Current assets changed $28.5 million primarily due to the $16.1 million decrease in accounts receivable–members and the $11.0 million decrease in fuel, materials, and supplies.

•	Deferred energy changed $28.0 million due to the under-collection of energy costs in 2013 following over-collection of energy costs in 2012.

•	Regulatory assets and liabilities changed $10.8 million primarily due to the establishment of a regulatory asset related to the voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan as well as the amortization of regulatory assets and liabilities. We recorded the $7.7 million voluntary prepayment as a regulatory asset which is being amortized over the ten years beginning January 1, 2013.

Credit Facility

We currently maintain a $500.0 million, five-year revolving credit facility to cover our short-term and medium-term funding needs. At September 30, 2013 and December 31, 2012, we did not have any borrowings outstanding under this facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2013.

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

Wildcat Point Generation Facility

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

Senior Vice President of Power Supply

On November 5, 2013, we appointed Mr. D. Richard Beam as Senior Vice President of Power Supply effective November 16, 2013. Mr. Beam joined ODEC in 1987. Mr. Beam has held various power supply positions and held the position of Vice President Power Supply and Transmission Planning from July 2004 to March 2013 and the position of Vice President of Power Supply from April 2013 to the present.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 7, 2013	/s/ Robert L. Kees
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