Form 10-K
period 2013-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2014-03-12
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2013 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
Alstom	Alstom Power, Inc.
ARS	Securities originally issued as auction rate securities, including those that converted to preferred stock
Bear Island	Bear Island Paper WB LLC.
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAIRNOX Allowances	Annual NOx emissions allowances under CAIR
CAIROS Allowances	Annual ozone season NOx emissions allowances under CAIR
CAMR	Clean Air Mercury Rule
CCRs	Coal combustion residuals
CEC	Choptank Electric Cooperative, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COO	Chief Operating Officer
Clover	Clover Power Station
CO2	Carbon dioxide
CSAPR	Cross State Air Pollution Rule
DEC	Delaware Electric Cooperative, Inc.
DPSC	Delaware Public Service Commission
DOE	U.S. Department of Energy
EP	Essential Power, LLC, formerly known as North American Energy Alliance, LLC
EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005, as amended
EPC	Engineering, procurement, and construction
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gases
Hg	Mercury
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
IRC	Internal Revenue Code of 1986, as amended
kV	Kilovolt
MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxics Standards
Mitsubishi	Mitsubishi Power Systems Americas, Inc.
Moody’s	Moody’s Investors Services
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
NERC	North American Electric Reliability Corporation
Norfolk Southern	Norfolk Southern Railway Company
North Anna	North Anna Nuclear Power Station
North Anna Unit 3	A potential additional nuclear-powered generating unit at North Anna
NOVEC	Northern Virginia Electric Cooperative
NOx	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NRECA	National Rural Electric Cooperative Association

ODEC, We, Our	Old Dominion Electric Cooperative
Outside Directors	Members of our board of directors who are not employed by our member distribution cooperatives
Potomac Edison	Potomac Edison Company of Virginia
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Pension Protection Act
Rabobank	Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”
RCRA	Resource Conservation and Recovery Act, as amended
REC	Rappahannock Electric Cooperative
RFP	Request for proposal
RGGI	Regional Greenhouse Gas Initiative
RPM	Reliability Pricing Model
RPS	Renewable portfolio standards
RTO	Regional transmission organization
RUS	U.S. Department of Agriculture Rural Utilities Service
S&P	Standard & Poor’s Ratings Services
SEPA	Southeastern Power Administration
SO2	Sulfur dioxide
SVEC	Shenandoah Valley Electric Cooperative
TEC	TEC Trading, Inc.
VDEQ	Virginia Department of Environmental Quality
Virginia Power	Virginia Electric and Power Company
VMDAEC	Virginia, Maryland, and Delaware Association of Electric Cooperatives
VSCC	Virginia State Corporation Commission
Wildcat Point	Wildcat Point Generation Facility
XBRL	Extensible Business Reporting Language

PART I

ITEM 1. BUSINESS

OVERVIEW

Old Dominion Electric Cooperative was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit power supply cooperative. We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. We serve their power requirements pursuant to long-term, all-requirements wholesale power contracts. Through our member distribution cooperatives, we served more than 550,000 retail electric customers (meters), representing a total population of approximately 1.2 million people in 2013.

We supply our member distribution cooperatives’ power requirements, consisting of demand requirements and energy requirements, through a portfolio of resources including generating facilities, power purchase contracts, and forward, short-term and spot market energy purchases. Our generating facilities are fueled by a mix of coal, nuclear, natural gas, and fuel oil. See “Power Supply Resources” below and “Properties” in Item 2 for a description of these resources.

We are owned entirely by our members, which are the primary purchasers of the power we sell. We have two classes of members. Our Class A members are customer-owned electric distribution cooperatives that are engaged in the retail sale of power to their customers. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our member distribution cooperatives primarily serve suburban, rural, and recreational areas. These areas predominantly reflect stable growth in residential capacity and energy requirements both in terms of power sales and number of customers. See “Members—Service Territories and Customers” below.

We are a not-for-profit electric cooperative and are currently exempt from federal income taxation under IRC Section 501(c)(12).

We are not a party to any collective bargaining agreement. We had 111 employees as of March 3, 2014.

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

Revenues from our member distribution cooperatives and the percentage each contributed to total revenues from sales to our member distribution cooperatives in 2013 are as follows:

Member Distribution Cooperatives	Revenues
	(in millions)
Rappahannock Electric Cooperative	$275.9	34.0%
Shenandoah Valley Electric Cooperative	150.4	18.6
Delaware Electric Cooperative, Inc.	94.7	11.7
Choptank Electric Cooperative, Inc.	72.1	8.9
Southside Electric Cooperative	64.5	8.0
A&N Electric Cooperative	47.8	5.9
Mecklenburg Electric Cooperative	39.7	4.9
Prince George Electric Cooperative	21.6	2.7
Northern Neck Electric Cooperative	19.5	2.4
Community Electric Cooperative	13.9	1.7
BARC Electric Cooperative	10.0	1.2

Total	$810.1	100.0%

No individual customer of our member distribution cooperatives constituted more than 3.2% of our revenues from our member distribution cooperatives.

Service Territories and Customers

The territories served by our member distribution cooperatives cover large portions of Virginia, Delaware, and Maryland. These service territories range from the extended suburbs of Washington, D.C. to the North Carolina border and from the Atlantic shores of Virginia, Delaware, and Maryland to the Appalachian Mountains.

Our member distribution cooperatives’ service territories are diverse and encompass primarily rural, suburban, and recreational areas. The unemployment rate in their service territories is below that of the national average. Our member distribution cooperatives’ customers’ requirements for capacity and energy generally are seasonal and increase in winter and summer as home heating and cooling needs increase and then decline in the spring and fall as the weather becomes milder. Our member distribution cooperatives also serve major industries which include manufacturing, poultry, telecommunications, agriculture, forestry and wood products, paper, and travel.

Our member distribution cooperatives’ sales of energy in 2013 totaled approximately 11,900,000 MWh. These sales were divided by customer class as follows:

Customer Class	Percentage of MWh Sales	Percentage of Customers

Residential	59.4%	89.0%
Commercial and industrial	39.3	9.9
Other	1.3	1.1

From 2008 through 2013, our eleven member distribution cooperatives experienced a compound annual growth rate of approximately 4.8% in the number of customers and a compound annual growth rate of 7.3% in energy sales measured in MWh. Our member distribution cooperatives’ service territories continue to experience modest growth due to the expansion of suburban communities into neighboring rural areas and the continuing development of resort and vacation communities within their service territories. These annual growth rates have been impacted by acquisitions of service territories by our member distribution cooperatives. Excluding acquisition of the Virginia service territory of Potomac Edison by two of our member distribution cooperatives and the disposition by SVEC of service territory in West Virginia, both which occurred in 2010, we estimate that our eleven member distribution cooperatives experienced a compound annual growth rate of approximately 0.4% in the number of customers and a compound annual growth rate of approximately 1.3% in energy sales measured in MWh. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Member Distribution Cooperatives – Potomac Edison Acquisition” in Item 7.

Our eleven member distribution cooperatives’ average number of customers per mile of energized line has increased approximately 11.4% since 2008 to approximately 9.4 customers per mile in 2013. System densities of our member distribution cooperatives in 2013 ranged from 6.3 customers per mile in the service territory of BARC Electric Cooperative to 14.4 customers per mile in the service territory of A&N. Excluding the Potomac Edison acquisitions and the SVEC disposition, we estimate the average number of customers per mile of energized line increased approximately 3.0% since 2008 to approximately 8.7 customers per mile in 2013. In 2013, the average service density for all distribution electric cooperatives in the United States was approximately 7.4 customers per mile.

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

The principal exception to the all-requirements obligations of the member distribution cooperatives relate to the ability of our mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA. Purchases under this exception constituted approximately 1.5% of our member distribution cooperatives’ total energy requirements in 2013.

Two additional limited exceptions to the all-requirements nature of the contract permit the member distribution cooperatives to receive up to the greater of 5.0% of their power requirements or 5 MW from owned generation or other suppliers, and to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. In 2013, our member distribution cooperatives collectively received 6.7 MW under these exceptions. In 2014, we currently anticipate that our member distribution cooperatives collectively will receive approximately 74 MW under these exceptions. We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.

Each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract in accordance with our formula rate. The formula rate, which has been filed with and accepted by FERC, is designed to recover our total cost of service and create a firm equity base. We review our formula rate at least every three years. See “Regulation—Rate Regulation” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7. More specifically, the formula rate is intended to meet all of our costs, expenses, and financial obligations associated with our ownership, operation, maintenance, repair, replacement, improvement, modification, retirement, and decommissioning of our generating plants, transmission system, or related facilities, services provided to the member distribution cooperatives, and the acquisition and transmission of power or related services, including:

•	payments of principal and premium, if any, and interest on all indebtedness issued by us (other than payments resulting from the acceleration of the maturity of the indebtedness);

•	any additional cost or expense, imposed or permitted by any regulatory agency; and

•	additional amounts necessary to meet the requirement of any rate covenant with respect to coverage of principal and interest on our indebtedness contained in any indenture or contract with holders of our indebtedness.

The rates established under the wholesale power contracts are designed to enable us to comply with financing, regulatory, and governmental requirements, which apply to us from time to time.

Regulation of Member Distribution Cooperatives

Of our 11 member distribution cooperatives, 10 participate in the RUS loan or guarantee programs. These member distribution cooperatives have entered into loan documents with RUS with affirmative and negative covenants, including with respect to matters such as accounting, issuances of securities, rates and charges for the sale of power, construction or acquisition of facilities, and the purchase and sale of power. Financial covenants in these member distribution cooperatives’ loan documents require them to design rates to achieve a specified times interest earned ratio and a debt service coverage ratio. We understand that the principal loan documentation of our member distribution cooperative which does not participate in RUS loan or guarantee programs contains similar covenants.

Our member distribution cooperatives in Virginia are subject to rate regulation by the VSCC in the provision of electric services to their customers, but they have the ability to pass through changes in wholesale power costs – the demand and energy costs we charge our member distribution cooperatives – to their customers. Our Virginia member distribution cooperatives also may adjust their rates for distribution service by a maximum net increase or decrease of 5%, on a cumulative basis, in any three year period without approval by the VSCC. Additionally, they may make adjustments to their rates to collect fixed costs through a new or modified fixed monthly charge rather than through volumetric charges associated with energy usage, so long as such adjustments are revenue neutral.

The MPSC regulates the rates and services offered by our Maryland member distribution cooperative, CEC, other than wholesale power costs which are a pass through to CEC’s customers. Our Delaware member distribution cooperative, DEC, is not regulated by the DPSC, including with respect to wholesale power costs which are a pass through to its customers.

We are not subject to any RPS, however, beginning in 2013, DEC became subject to RPS. DEC meets the RPS through owned and purchased resources and purchases of renewable energy credits. DEC may receive up to the greater of 5.0% of their power requirements or 5 MW from owned generation or other suppliers in accordance with its wholesale power contract with us.

Competition

Delaware and Maryland each have laws unbundling the power component (also known as generation) of electric service to retail customers, while maintaining regulation of transmission and distribution services. All retail customers in Delaware and Maryland, including retail customers of our member distribution cooperatives located in those states, are currently permitted to purchase power from the registered supplier of their choice. In Virginia, certain large retail customers have very limited rights to choose their energy suppliers. As of March 3, 2014, no entity had registered to be an alternative power supplier in any of the service territories of our member distribution cooperatives and, as a result, none of their retail customers have switched to an alternative power supplier.

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC), and that do not account for more than 1% of the incumbent utility’s peak load during the past year. Retail choice is also available to any customer whose noncoincident peak demand exceeds 90 MW. Additionally, all customers are permitted to select an alternative power supplier that provides 100% renewable energy if their incumbent utility, such as one of our member distribution cooperatives, does not offer this same option. As of March 3, 2014, eight of our nine Virginia member distribution cooperatives provided this option. Currently, we do not anticipate that these limited rights to retail choice of our member distribution cooperatives’ customers will have a material impact on our financial condition, results of operations, or cash flows.

TEC

TEC is owned by our member distribution cooperatives, and currently is our only Class B member. We have a power sales contract with TEC under which we may sell to TEC power that we do not need to meet the needs of our member distribution cooperatives. TEC then sells this power to the market under market-based rate authority granted by FERC. Additionally, we have a separate contract under which we may purchase natural gas from TEC. TEC does not engage in speculative trading. To facilitate TEC’s participation in the power and natural gas markets, we have agreed to provide a maximum of $200.0 million in credit support to TEC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Contingent Obligations—TEC Guarantees” in Item 7.

POWER SUPPLY RESOURCES

General

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the past three years were as follows:

	Year Ended December 31,
	2013		2012		2011
	(in MWh and percentages)
Generated:
Clover	2,956,164	22.6%	2,188,463	17.3%	2,583,593	19.5%
North Anna	1,740,612	13.3	1,772,672	14.0	1,452,147	10.9
Louisa	124,360	0.9	73,058	0.6	111,835	0.8
Marsh Run	213,666	1.6	122,149	1.0	149,396	1.1
Rock Springs	130,422	1.0	66,695	0.5	125,119	1.0
Distributed Generation	444	—	650	—	863	—

Total Generated	5,165,668	39.4	4,223,687	33.4	4,422,953	33.3
Purchased:
Other than renewable:
Long-term and short term	5,596,624	42.7	6,688,811	52.8	7,439,789	56.1
Spot market	1,591,103	12.1	1,302,173	10.3	983,676	7.4

Total Other than renewable	7,187,727	54.8	7,990,984	63.1	8,423,465	63.5

Renewable (1)	752,990	5.8	444,364	3.5	429,166	3.2

Total Purchased	7,940,717	60.6	8,435,348	66.6	8,852,631	66.7

Total Available Energy	13,106,385	100.0%	12,659,035	100.0%	13,275,584	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

Clover and North Anna, our baseload generating facilities, satisfied approximately 23.6% of our capacity obligations and 35.9% of our energy requirements in 2013. Louisa, Marsh Run and Rock Springs, our peaking generating facilities, collectively provided 45.0% of our 2013 capacity obligations, and 3.5% of our 2013 energy requirements. For a description of our generating facilities, see “Properties” in Item 2. In 2013, we obtained the remainder of our capacity obligations through the PJM RPM capacity auction process and purchased capacity contracts. See “PJM” below. The energy requirements not met by our owned generating facilities were obtained from various suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. See “Power Purchase Contracts” below.

In 2013, our member distribution cooperatives’ peak demand occurred in January and was 2,555 MW, excluding power supplied by SEPA which is not an ODEC resource. See “Members—Member Distribution Cooperatives—Wholesale Power Contracts.”

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

Power Supply Planning

By utilizing various long-term and short-term planning processes and models, we continually evaluate power supply options available to us to meet the needs of our member distribution cooperatives. Our goal is to supply 50% to 70% of our energy needs from our owned generation and long-term contracted resources. We have policies that establish targets that define how our projected power needs will be met, and one of the ways we manage these targets is the utilization of hedging. We use hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power market price risks. These hedging instruments have varying time periods ranging from one month to multiple years in advance. Additionally, we evaluate other power supply options including the acquisition or development of additional generating facilities.

Wildcat Point

On April 23, 2013, we announced our intention to seek approval to develop and construct a 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals and our board’s approval of an EPC contractor. On May 20, 2013, we applied to the Maryland Public Service Commission for a Certificate of Public Convenience and Necessity, and we currently anticipate that we will receive approval mid-2014, begin construction in late 2014, and the facility will become operational in mid-2017. We continue to pursue other necessary permits and contracts related to the development and construction of the facility.

Wildcat Point will consist of two combustion turbines, two heat recovery steam generators and one steam turbine generator. Mitsubishi will supply the combustion turbines and Alstom will supply the heat recovery steam generators and the steam turbine generator. In the fourth quarter of 2013, we issued an RFP for potential EPC contractors to construct Wildcat Point. We are currently evaluating the responses to the RFP and anticipate recommending an EPC contractor to our board of directors for approval mid-2014. In 2013, we expensed $7.7 million of preconstruction costs related to Wildcat Point, which are recorded in administrative and general expense; and we capitalized progress payments for the combustion turbines and emission reduction credits totaling $6.0 million, which are recorded in construction work in progress.

PJM

PJM is an RTO that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia. As a federally regulated RTO, PJM must act independently and impartially in managing the regional transmission system and the wholesale electricity market. PJM is primarily responsible for ensuring the reliability of the largest centrally dispatched grid in North America. PJM coordinates the continuous buying, selling, and delivery of wholesale electricity over its participants’ service territories. PJM system operators continuously conduct dispatch operations and monitor the status of the transmission grid of its participants. PJM also oversees a regional planning process for transmission expansion to ensure the continued reliability of the PJM electric system.

PJM serves all of Delaware and Maryland, and most of Virginia, as well as other areas outside our member distribution cooperatives’ service territories. We are a member of PJM and are therefore subject to the operations of PJM. PJM coordinates and establishes policies for the generation, purchase and sale of capacity and energy in the control areas of its members, including all of the service territories of our member distribution cooperatives. As a result, our generating facilities are under dispatch control of PJM.

We transmit power to our member distribution cooperatives through the transmission facilities subject to PJM operational control. We have agreements with PJM which provide us with access to transmission facilities under PJM’s control as necessary to deliver energy to our member distribution cooperatives. We own a limited amount of transmission facilities. See “Properties—Transmission” in Item 2.

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

PJM rules require that load serving entities meet certain minimum capacity obligations. These obligations can be met through a combination of owned generation resources and purchases under bilateral agreements and from forward capacity auctions under PJM’s RPM. The purpose of PJM’s RPM is to develop a longer-term pricing program for capacity resources, to provide localized pricing for capacity, and to reduce the resulting investment risk to owners of generating resources thus encouraging new investment in generating facilities. The value of capacity resources can vary by location and RPM provides for the recognition of the locational value. To date, PJM has conducted RPM auctions for capacity to be supplied through May 31, 2017. Each annual auction is held 36 months before each subsequent delivery year, and up to three incremental auctions may be held at prescribed dates after the base residual auction for each delivery year to adjust for capacity market dynamics.

Power Purchase Contracts

Our purchased power is provided principally by investor-owned utilities and power marketers through physically-delivered forward power purchase contracts and spot market energy purchases.

We purchase significant amounts of power in the market through long-term and short-term physically-delivered forward power purchase contracts. We also purchase power in the spot market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. See “Risk Factors” in Item 1A. below. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market risks. These policies and procedures, developed in consultation with ACES, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

Renewable

We have contracts with companies that own and operate wind and landfill gas facilities. These contracts allow us to buy output, including renewable energy credits, from the renewable facilities at a predetermined price. We sell these renewable energy credits to our member distribution cooperatives and non-members. We do not own or operate these facilities and are not responsible for the operational costs.

Fuel Supply

Coal

Virginia Power, as operating agent of Clover, has the responsibility to procure sufficient coal for the operation of the facility. Virginia Power advises us that it uses both long-term contracts and short-term spot agreements to acquire the low sulfur bituminous coal used to fuel the facility. We are not a direct party to any of these procurement contracts and we do not control their terms or duration. As of December 31, 2013, and December 31, 2012, there was a 46 day and a 77 day supply of coal at Clover, respectively. We anticipate that sufficient supplies of coal will be available in the future. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

Nuclear

Virginia Power, as operating agent of North Anna, has the sole authority and responsibility to procure nuclear fuel for the facility. Virginia Power advises us that it primarily uses long-term contracts to support North Anna’s nuclear fuel requirements and that worldwide market conditions are continuously evaluated to ensure a range of supply options at reasonable prices which are dependent upon the market environment. We are not a direct party to any of these procurement contracts and we do not control their terms or duration. Virginia Power advises us that current agreements, inventories, and spot market availability are expected to support North Anna’s current and planned fuel supply needs for the near term and that additional fuel is purchased as required to attempt to ensure optimal cost and inventory levels.

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract. In 2004, Virginia Power filed a lawsuit seeking recovery of damages in connection with the DOE’s failure to commence accepting spent nuclear fuel from North Anna. A trial held in 2008 ruled in favor of Virginia Power and the DOE filed an appeal. In 2011, the Federal Appeals Court issued a decision affirming the trial court’s damages award and Virginia Power received a settlement amount for spent fuel costs representing certain spent nuclear fuel-related costs incurred through June 30, 2006. Virginia Power then paid us our proportionate share of the payment, $7.8 million, which we recorded as a $6.7 million reduction to fuel expense and a $1.1 million reduction to operations and maintenance expense in 2011. Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred subsequent to June 30, 2006, and on November 1, 2012, signed a settlement agreement with the DOE. Our proportionate share of these costs from July 1, 2006 through December 31, 2012, is $8.3 million, which we recorded as a $6.2 million reduction to fuel expense and a $2.1 million reduction to property, plant, and equipment, as the settlement includes a reimbursement of costs related to fixed assets. During 2013, we recorded $1.8 million as a reduction to fuel expense related to the settlement agreement.

Natural Gas

Our three combustion turbine facilities are fueled by natural gas and are located adjacent to natural gas transmission pipelines. We are responsible for procuring the natural gas to be used by all of our units at Louisa, Marsh Run, and Rock Springs. We have developed and utilize a natural gas supply strategy for providing natural gas to each of the three combustion turbine facilities. The strategy includes securing transportation contracts and incorporating the ability to use No. 2 distillate fuel oil as a backup fuel for Louisa and Marsh Run, as needed, to minimize natural gas pipeline transportation costs. We have identified our primary natural gas suppliers and have negotiated the contracts needed for procurement of physical natural gas. We have put in place strategies and mechanisms to financially hedge our natural gas needs. We anticipate that sufficient supplies of natural gas will be available in the future to support the operation of our combustion turbine facilities, as well as our proposed Wildcat Point facility, but significant price volatility may occur. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

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

Rate Regulation

We establish our rates for power furnished to our member distribution cooperatives pursuant to our formula rate, which has been accepted by FERC. The formula rate is intended to permit us to collect revenues, which, together with revenues from all other sources, are equal to all of our costs and expenses, plus an additional amount up to 20% of our total interest charges, plus additional equity contributions as approved by our board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7.

On September 30, 2013, we filed with FERC to revise our cost-based formula rate to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. We are currently in settlement discussions with Bear Island, the results of which cannot currently be determined.

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

Regulatory Proceedings Related to Wildcat Point

The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals. See “Power Supply Resources—Wildcat Point” above.

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

Environmental

We are subject to federal, state, and local laws and regulations, and permits designed to both protect human health and the environment and to regulate the emission, discharge, or release of pollutants into the environment. We believe we are in material compliance with all current requirements of such environmental laws and regulations and permits. However, as with all electric utilities, the operation of our generating units could be affected by future environmental regulations. Capital expenditures and increased operating costs required to comply with any future regulations could be significant. See “Risk Factors” in Item 1A. Our environmental related capital expenditures at our generating facilities were approximately $2.7 million in 2013.

Clean Air Act

Currently, the most pertinent environmental law affecting our operations is the CAA. The CAA requires, among other things, that owners and operators of fossil fuel-fired power stations limit emissions of SO2, PM, Hg, and NOx. Discussed below are certain standards and regulations under the CAA. Additionally, regulatory programs are in place for new units and are being proposed for existing units to limit emissions of CO2 and other GHG.

CAIR, a rule under the CAA, requires significant reductions of SO2 and NOx in the eastern United States, including Virginia and Maryland. In 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated CAIR and later remanded CAIR for correction instead, but did not set a deadline for the EPA to make the corrections.

In response to the U.S. Court of Appeals for the District of Columbia Circuit remanding of CAIR, the EPA proposed CSAPR, also known as the “Transport Rule,” that would require 27 states and the District of Columbia to significantly improve air quality by reducing power plant SO2 and NOx emissions that contribute to ozone and fine particle pollution in other states. Emissions reductions were scheduled to take effect in 2012. However, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued a stay to the implementation of CSAPR pending judicial review. On August 21, 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR, ruling that the EPA had exceeded its statutory authority. On October 5, 2012, the EPA petitioned for a rehearing of the U.S. Court of Appeals for the District of Columbia Circuit CSAPR decision. On January 24, 2013, the U.S. Court of Appeals for the District of Columbia Circuit denied the EPA’s petition for rehearing. On June 24, 2013, the U.S. Supreme Court granted the United States’ petition asking the U.S. Supreme Court to review the U.S. Court of Appeals for the District of Columbia Circuit decision on CSAPR and heard arguments on the matter in December 2013. Because of these actions, CAIR currently remains in effect, but is subject to change at any time based upon the U.S. Supreme Court’s decision in the case.

The VDEQ adopted CAIR implementation regulations in 2007. Virginia and Maryland participate in the federal SO2 cap and trade program established by CAIR for SO2 emissions. This program is similar, but is in addition, to the Acid Rain Program discussed below. There are two phases and Phase I required all of our facilities in Virginia to have adequate allowances for each ton of SO2 they emit beginning in 2010. Phase II begins in 2014 and will also require adequate allowances for each ton of SO2 emissions due to the increase in the ratio between what is emitted and the number of allowances required to cover the emissions in Phase II. Because of our interest in Clover, we are entitled to SO2 allowances that should be sufficient to cover all anticipated requirements for SO2 emissions. We do not anticipate needing to purchase additional SO2 allowances for our Louisa, Marsh Run, and Rock Springs generating facilities through both phases of CAIR, because they are primarily natural gas-fired facilities and do not require significant allowances under the CAIR program.

With respect to SO2, under the CAA’s Acid Rain Program, each of our fossil fuel-fired plants must have SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually. The total number of allowances for all facilities is capped, and allowances issued to individual sources can be traded. As a facility that was built before the Acid Rain Program, Clover is included in the Acid Rain Program budget and receives an annual allocation of SO2 allowances at no cost based upon its baseline operations. Newer facilities, including Louisa,

Marsh Run, Rock Springs, and the proposed Wildcat Point, need to obtain allowances; however, because they are primarily gas-fired, the number of SO2 allowances they must obtain is typically minimal and can be supplied from excess SO2 allowances allocated to Clover.

Pursuant to CAIR, both Virginia and Maryland have enacted regulations to reduce the emissions of NOx by establishing NOx cap and trade programs similar to the federal SO2 allowance programs. Under CAIR, annual CAIRNOx Allowances and seasonal CAIROS Allowances are required. Clover is allocated a certain number of CAIRNOx Allowances and CAIROS Allowances. If Clover emits more NOx emissions than the allotted allowances cover, then additional CAIRNOx Allowances and CAIROS Allowances will have to be purchased. We can purchase CAIROS Allowances from Virginia Power under an existing agreement or purchase them from the market.

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

The proposed Wildcat Point can apply for set-aside CAIRNOx Allowances and CAIROS Allowances for new sources. The number of set-aside allowances available for Wildcat Point will depend on the number of new sources requesting the allowances. Wildcat Point will need to purchase allowances for any emissions that exceed the number of new source set-aside allowances received from Maryland. Presently there is an adequate supply of NOx allowances (both CAIRNOx Allowances and CAIROS Allowances) available for purchase for Wildcat Point.

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

In 2006, Virginia adopted the cap and trade program proposed in CAMR, subject to certain limitations. The VDEQ adopted the Mercury Budget Trading regulations in 2007 which are currently in effect. The 2008 U.S. Court of Appeals for the District of Columbia Circuit decision vacating CAMR does not affect the VDEQ’s adoption of the Mercury Budget Trading regulations. However, if the EPA replaces CAMR with a new program, the Virginia program will likely be terminated in favor of implementing a new program.

On December 16, 2011, the EPA signed MATS for utility boilers that will regulate mercury, acid gases, and other air toxic organic compounds from coal-fired power plants. Coal and oil-fired power plants will need to meet MACT standards to control the pollutants in MATS within three years of publication in the Federal Register, which occurred on February 16, 2012. The EPA issued a notice of reconsideration of the portion of the rule for new source standards on July 20, 2012, and issued a partial stay on August 2, 2012. The comment period on proposed revisions to MATS has concluded, and the EPA is in the process of finalizing the MATS regulations. We do not anticipate that any additional measures will be required at Clover to comply with MATS due to Clover’s existing pollution control equipment, which removes greater than 90% of the mercury emitted from the facility.

Greenhouse Gas Initiative

In 2010, the EPA issued the Tailoring Rule to address GHG emissions from stationary sources under the CAA permitting programs. The final rule set thresholds for GHG emissions that define when permits under the New Source Review Prevention of Significant Deterioration and Title V Operating Permit programs are required for new and existing industrial facilities. In late 2010, the EPA issued a series of rules that provide the necessary regulatory framework for permitting of both new and existing large stationary sources. Regulation of GHG emissions will affect the renewal of Title V Operating Permits for Clover, Louisa, Marsh Run, and Rock Springs, as the rules will require that existing facilities quantify and establish limits for GHGs emissions in their operating permits. On January 8, 2014, the EPA published proposed national standards for CO2 emissions from new fossil fuel-fired electric generating units. The proposed standards would limit CO2 emissions from new fossil fuel-fired electric generating units to 1,000 pounds per MWh. ODEC will continue to monitor and review any EPA, Virginia, or Maryland proposals to implement CO2 emission standards for existing fossil fuel-fired electric generating units.

Also, there are numerous actions at the state and regional level, including RGGI. RGGI provides for a cap and trade program to regulate CO2 emissions among certain northeastern and mid-Atlantic states, including Delaware and Maryland. RGGI participant states set a new cap for 2014. Between 2015 and 2020, Maryland will annually receive 2.5% fewer CO2 allowances as the RGGI cap reduces by 10% during that time. Since Rock Springs is located in Maryland, we are required to purchase RGGI CO2 emissions allowances for each ton of CO2 emitted by our Rock Springs units. The proposed Wildcat Point will be required to purchase RGGI CO2 emissions allowances for each ton of CO2 emitted. The regulations require all allowances to be auctioned rather than allocated directly to utilities. There is currently an adequate quantity of CO2 allowances available for purchase to support Rock Springs and Wildcat Point.

Reciprocating Internal Combustion Engine National Emissions Standards for Hazardous Air Pollutants

In March 2010, the Reciprocating Internal Combustion Engine National Emissions Standards for Hazardous Air Pollutants were promulgated for existing compression ignition diesel engines. Under these standards, diesel engines used for emergency/black start power or for firewater pumping at the power stations will only have to maintain records of the hours of operation and document regular preventive maintenance. Our five distributed generation facilities that are operated at various remote substations have the capability to operate for peak shaving purposes in addition to supplying power during emergency situations. Based upon continuing this capability, we have installed the required control equipment and monitoring systems prior to the May 3, 2013 compliance date. In addition to the capital improvements, we must comply with ongoing semi-annual reporting and triennial compliance testing requirements.

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

Clean Water Act

The Clean Water Act and applicable state laws regulate water intake structures, discharges of cooling water, storm water run-off and other wastewater discharges at our generating facilities. We are in material compliance with these requirements and with permits that must be obtained with respect to such discharges. Our permits are subject to periodic review and renewal proceedings, and can be made more restrictive over time. Limitations on the thermal discharges in cooling water, or withdrawal of cooling water during low flow conditions, can restrict our operations. The EPA decided to revise the federal effluent guidelines for water discharges at power plants. On June 7, 2013, the EPA published a proposed rule for the Steam Electric Generating category. In the proposal, the EPA sets limits on certain toxic pollutants that would require most steam electric (including coal and combined cycle, natural gas) facilities to strengthen existing or implement new controls to water discharges from their sites. The proposed rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the industry over the last three decades. ODEC will continue to monitor this issue until a final ruling is issued.

In 2010, the EPA formally proposed to regulate CCRs under the RCRA to address the risks from disposal of CCRs generated by coal combustion at electric generating facilities. CCR, also commonly referred to as coal ash, is currently exempt from hazardous waste regulation under an amendment to RCRA. The EPA is currently considering two options for regulating CCRs. Under the first option, the EPA would list CCR’s as a special waste under Subtitle C of RCRA when destined for disposal in landfills or impoundments which would effectively result in CCRs being treated as a listed hazardous waste. The difficulty in obtaining hazardous treatment, storage, and disposal permits and the lack of current access to, and availability of, properly permitted off-site landfills could cause us to incur significant additional costs under this option. Under the second option, CCR’s would be regulated under subtitle D of RCRA as solid waste. We are still awaiting a final ruling.

Renewable Portfolio Standards

We are not subject to any RPS; however, beginning in 2013, DEC became subject to RPS in Delaware.

Wildcat Point Emission Reduction Credit Procurement

Because Wildcat Point is located in an ozone nonattainment area, the permitting process requires us to provide NOx and volatile organic compound emissions offsets for the proposed project. Additionally, because the water intake emergency generator will be located in a nonattainment area, we must provide emissions offsets for this source as well. We are required to have the necessary emission reduction credits at the start of construction.

Future Regulation

New legislative and regulatory proposals are frequently introduced on both the federal level and state level that would modify the environmental regulatory programs applicable to our facilities. An example is the control of CO2 and other GHG that may contribute to global climate change. In November 2013, EPA released draft Adaptation Implementation Plans for 17 program areas to provide guidance on steps that should be taken to adapt the various programs regarding impacts from climate change. With respect to proposed legislation and regulatory proposals that have not yet been formally proposed, we cannot predict their final form or possible effects upon our operations. Changing regulatory requirements can increase our capital and operating costs, and adversely affect the ability to operate existing facilities, as well as prevent construction or operation of new facilities.

ITEM 1A. – RISK FACTORS

RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating ODEC. These risk factors could affect our actual results and cause these results to differ materially from those expressed in any forward-looking statements of ODEC. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. We consider the risks listed below to be material, but you may view risks differently than we do and we may omit a risk that we consider immaterial but you consider important. An adverse outcome of any of the following risks could materially affect our business or financial condition. These risk factors should be read in conjunction with the other detailed information set forth in the notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Caution Regarding Forward-looking Statements.”

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

Historically, our power supply strategy has relied substantially on purchases of energy from other power suppliers. In 2013, we purchased approximately 60.6% of our energy resources. These purchases consisted of a combination of purchases under physically-delivered forward contracts and purchases of energy in the spot market. Our reliance on purchases of energy from other suppliers will continue into the future and likely will increase after 2013 as our member distribution cooperatives’ requirements for power increase. Our reliance on energy purchases also could increase because the operation of our generating facilities is subject to many risks, including the shutdown of our facilities or breakdown or failure of equipment.

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

We are subject to changes in fuel costs, which could increase the cost of generating power, as well as changes in purchased power costs. Increases in fuel costs and purchased power costs increase the cost to our member distribution cooperatives. The market prices for fuel may fluctuate over relatively short periods of time. Factors that could influence fuel and purchased power costs are:

•	Weather;

•	Supply and demand;

•	The availability of competitively priced alternative energy sources;

•	The transportation of fuels;

•	Price competition among fuels used to produce electricity, including natural gas, coal, and oil;

•	Energy transmission or natural gas transportation capacity constraints;

•	Impact of implementation of new technologies in the power industry;

•	Federal, state, and local energy and environmental regulation and legislation; including increased regulation of the extraction of natural gas and coal; and

•	Natural disasters, war, terrorism, and other catastrophic events.

Environmental regulation may limit our operations or increase our costs or both.

We currently are required to comply with numerous federal, state, and local laws and regulations relating to the protection of the environment. We believe that we have obtained all material environmental-related approvals currently required to own and operate our existing facilities or that necessary approvals have been applied for and will be issued in a timely manner. We may incur significant additional costs because of compliance with these requirements. Failure to comply with environmental laws and regulations could have a material effect on us, including potential civil or criminal liability and the imposition of fines or expenditures of funds to bring our facilities into compliance. Delay in obtaining, or failure to obtain and maintain in effect, any environmental approvals, or the delay or failure to satisfy any applicable environmental regulatory requirements related to the operation of our existing facilities or the sale of energy from these facilities could result in significant additional cost to us.

Federal and state governmental authorities, prompted by growing concerns relating to the impact of global climate change, have pursued legislation that calls for the reduction of emissions of GHG. Legislative proposals have focused on regulation of CO2 emissions and have included either taxing the emission of CO2 or instituting a cap and trade program requiring allowances to emit CO2 in the operation of coal-fired and other fossil fuel-fired generating facilities. The additional costs related to a tax on CO2 emissions or a cap and trade program could affect the relative cost of the energy generated by our facilities that burn coal and other fossil fuels. Because PJM dispatches generating facilities from lowest to highest cost, these additional costs may cause our CO2 emitting generating facilities to be dispatched less often than they are currently and likely would result in our purchasing more energy from the market. The price of the additional energy purchased from the market in the future could be substantially higher than the current cost of the energy generated from our facilities emitting CO2. Because no federal laws or state laws applicable to us regulating CO2 emissions have become effective, other than the RGGI (see “Business—Regulation—Clean Air Act—Greenhouse Gas Initiative” in Item 1), we cannot predict the cost or the effect of any future legislation or regulation. We do believe, however, that some form of federal or state law or regulation in this area is likely to be enacted in the future and could have a material adverse effect on the cost of energy we supply our member distribution cooperatives.

New laws or regulations, the revision or reinterpretation of existing laws or regulations, or penalties imposed for non-compliance with existing laws or regulations may require us to incur additional expenses.

Our financial condition is largely dependent upon our member distribution cooperatives.

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations under the wholesale power contract that each has executed with us. The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formula rate. Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval, with limited exceptions. In 2013, 64.3% of our revenues from sales to our member distribution cooperatives were received from our three largest members, REC, SVEC, and DEC.

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

We have an 11.6% undivided ownership interest in North Anna which provided approximately 13.3% of our energy requirements in 2013. Ownership of an interest in a nuclear generating facility involves risks, including:

•	potential liabilities relating to harmful effects on the environment and human health resulting from the operation of the facility and the storage, handling and disposal of radioactive materials;

•	significant capital expenditures relating to maintenance, operation, and repair of the facility, including repairs required by the NRC;

•	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with operation of the facility; and

•	uncertainties regarding the technological and financial aspects of decommissioning a nuclear plant at the end of its licensed life.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of North Anna. If the facility is not in compliance, the NRC may impose fines or shut down the units until compliance is achieved, or both depending upon its assessment of the situation. Revised safety requirements issued by the NRC have, in the past, necessitated substantial capital expenditures at other nuclear generating facilities. North Anna’s operating and safety procedures may be subject to additional federal or state regulatory scrutiny as a result of world-wide events related to nuclear facilities. In addition, if a serious nuclear incident at North Anna did occur, it could have a material but presently undeterminable adverse effect on our operations or financial condition. Further, any unexpected shut down at North Anna as a result of regulatory non-compliance or unexpected maintenance will require us to purchase replacement energy.

We may not complete generating facility construction or expansion projects that we commence, or we may complete such projects on materially different terms or timing than initially anticipated and we may not be able to achieve the intended benefits of any such projects, if completed.

We are currently in the process of constructing a new combined cycle generating facility, Wildcat Point, which will result in significant capital expenditures in the future. Significant capital expenditures carry with them the risk that decisions made today can have implications well into the future. Failure to anticipate market, technology, and regulatory risks regarding particular capital assets can impact their cost to operate and value in the future. We anticipate that we will need to seek additional financing in the future to fund these construction and expansion projects and we may not be able to secure such financing on favorable terms. Construction carries with it risks relating to timely completion and operational effectiveness. We may not be able to complete the construction or expansion projects on time or at all as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, other construction delays, difficulties with partners or potential partners or other factors beyond our control. Even if the construction and expansion projects are completed, the total costs of the construction and expansion projects may be higher than anticipated and the performance of our business following the construction and expansion projects may not meet expectations. Further, we may not be able to timely and effectively integrate the construction and expansion projects into our operations, the integration may result in unforeseen operating difficulties or unanticipated costs. Any of these or other factors could adversely affect our ability to realize the anticipated benefits from construction and expansion projects.

Failure of an investment in a lease of our interest in Clover Unit 1 could reduce investment income currently used to fund the majority of our rental payment obligations and fixed purchase price.

In conjunction with our 1996 lease and subsequent leaseback of our interest in Clover Unit 1, we purchased an investment that provides for a substantial portion of our periodic rent payments under the leaseback and the fixed purchase price of our interest in Unit 1 at the end of the term of the leaseback, if we exercise our option to purchase the interest at that time. The investment, which had a balance of $309.7 million at December 31, 2013, was issued by Rabobank, which has senior debt obligations which are currently rated “AA-” by S&P and “Aa2” by Moody’s. If Rabobank fails to make disbursements from the investment, we remain liable for all rental payments under the leaseback and the fixed purchase price if we choose to exercise that option. At December 31, 2013, the total balance of our remaining lease obligation was $344.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Contingent Obligations—Clover Lease” in Item 7.

Counterparties under power purchase arrangements may fail to perform their obligations to us.

Because we rely substantially on the purchase of energy from other power suppliers, we are exposed to the risk that counterparties will default in performance of their obligations to us. On an on-going basis we analyze and monitor the default risks of counterparties and other credit issues related to these purchases, and we may require our counterparties to post collateral with us; however, defaults may still occur. Defaults may take the form of failure to physically deliver the purchased energy. If a default occurs, we may be forced to enter into alternative contractual arrangements or purchase energy in the forward or spot markets at then-current market prices that may exceed the prices previously agreed upon with the defaulting counterparty.

The use of hedging instruments could impact our liquidity.

We use various hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power market price risks. These hedging instruments generally include collateral requirements that require us to deposit funds or post letters of credit with counterparties when a counterparty’s credit exposure to us is in excess of agreed upon credit limits. When commodity prices decrease to levels below the levels where we have hedged future costs, we may be required to use a material portion of our cash or liquidity facilities to cover these collateral requirements. Additionally, existing or new regulations related to the use of hedging instruments may impact our access to and use of hedging instruments.

Adverse changes in our credit ratings could negatively impact our ability to access capital and may require us to provide credit support for some of our obligations.

Adverse changes in our credit ratings could negatively affect our ability to access capital. S&P, Moody’s, and Fitch Inc., currently rate our outstanding obligations issued under our Indenture at “A,” “A2,” and “A,” respectively. If these agencies were to downgrade our ratings, particularly below investment grade, we may be required to pay higher interest rates on financings which we may need to undertake in the future, and our potential pool of investors and funding sources could decrease. In addition, in limited circumstances, we have obligations to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. These circumstances relate to the lease and leaseback of our undivided interest in Clover Unit 1 and some of our power purchase contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Contingent Obligations” in Item 7.

To the extent that we would have to provide additional credit support as a result of a downgrade in our credit ratings, our ability to access additional credit may be limited and our liquidity may be materially impaired.

Failure to comply with regulatory reliability standards, and other regulatory requirements could subject us to substantial monetary penalties.

As a result of EPACT, owners, operators, and users of bulk electric systems, including ODEC, are subject to mandatory reliability standards enacted by NERC and its regional entities and enforced by FERC. We must follow these standards, which are in place to require that proper functions are performed to ensure the reliability of the bulk power system. Although the standards are developed by the NERC Standards Committee, which includes representatives of various electric energy sectors, and must be just and reasonable, the standards are legally binding and compliance may require increased capital expenditures and costs to provide electricity to our member distribution cooperatives under our wholesale power contracts. If we are found to be in non-compliance with any mandatory reliability standards we would be subject to sanctions, including potentially substantial monetary penalties. New, revised, or reinterpreted laws or regulations related to NERC standards or interaction in the wholesale power markets, could cause substantial monetary penalties if ODEC is found in non-compliance.

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

We cannot predict the impact that any future terrorist attacks, sabotage, or natural disaster may have on the energy industry in general, or on our business in particular. Any retaliatory military strikes or sustained military campaign may affect our operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and energy markets. In addition, infrastructure facilities, such as electric generation and electric transmission and distribution facilities could be direct targets of, or indirect casualties of, an act of terror, sabotage, or cyber security breach. The physical or cyber security compromise of our facilities could adversely affect our ability to manage our facilities effectively. We have not experienced any disruptions or significant costs associated with intentional attacks or unauthorized access to any of our systems. We have programs and procedures in place to safeguard our operating systems. Instability in financial markets as a result of terrorism, war, sabotage, natural disasters, pandemic, credit crises, recession, or other factors could result in a significant decline in the U.S. economy, and the increased cost of insurance coverage, both of which could negatively impact our results of operations and financial condition.

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

We cannot predict the impact that future changes in accounting standards or practices may have on public companies in general, the energy industry, or our operations specifically. New accounting standards could be issued that could change the way we record revenues, expenses, assets, and liabilities. These changes in accounting standards could adversely affect our reported earnings or could increase reported liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal properties consist of our interest in five electric generating facilities, additional distributed generation facilities across our member distribution cooperatives’ service territories and a limited amount of transmission facilities. All of our physical properties are subject to the lien of our Indenture. Our generating facilities consist of the following:

Generating Facility	Ownership Interest		Location	Primary Fuel	Commercial Operation Date	Net Capacity Entitlement(1)
Clover	50.0	%(2)	Halifax County, Virginia	Coal	Unit 1 – 10/1995	219 MW
					Unit 2 – 03/1996	218 MW

						437 MW

North Anna	11.6%		Louisa County, Virginia	Nuclear	Unit 1 – 06/1978 (3)	110 MW
					Unit 2 – 12/1980 (3)	110 MW

						220 MW

Louisa	100.0%		Louisa County, Virginia	Natural Gas (4)	Unit 1 – 06/2003	84 MW
					Unit 2 – 06/2003	84 MW
					Unit 3 – 06/2003	84 MW
					Unit 4 – 06/2003	84 MW
					Unit 5 – 06/2003	168 MW

						504 MW

Marsh Run	100.0%		Fauquier County, Virginia	Natural Gas (4)	Unit 1 – 09/2004	168 MW
					Unit 2 – 09/2004	168 MW
					Unit 3 – 09/2004	168 MW

						504 MW

Rock Springs	50.0	%(5)	Cecil County, Maryland	Natural Gas	Unit 1 – 06/2003	168 MW
					Unit 2 – 06/2003	168 MW

						336 MW

Distributed Generation	100.0%		Multiple	Diesel	10 units – 07/2002	20 MW

Total						2,021 MW

(1)	Represents an approximation of our entitlement to the maximum dependable capacity for Clover and North Anna, which does not represent actual usage. Represents a nominal average of summer and winter capacities for Louisa, Marsh Run, and Rock Springs.
(2)	Our interest in Clover Unit 1 is subject to a long-term lease. See “Clover—Clover Lease” below.
(3)	We purchased our 11.6% undivided ownership interest in North Anna in December 1983.
(4)	The units at this facility also operate on No. 2 distillate fuel oil.
(5)	We own 100.0% of two units, each with a net capacity rating of 168 MW, and 50.0% of the common facilities for the facility. See “Combustion Turbine Facilities—Rock Springs” below.

Clover

Virginia Power, the co-owner of Clover, is responsible for operating Clover and procuring and arranging for the transportation of the fuel required to operate Clover. See “Business—Power Supply Resources—Fuel Supply—Coal” in Item 1. ODEC and Virginia Power are each entitled to half of the power produced by Clover. Additionally, we have contractual arrangements with Virginia Power under which we purchase reserve capacity for Clover and have the option to purchase reserve energy. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover.

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

North Anna

The NRC has granted operating licenses for North Anna Unit 1 and Unit 2 that extend through April 1, 2038 and August 21, 2040, respectively. Virginia Power, the co-owner of North Anna, is responsible for operating North Anna. Virginia Power also has the authority and responsibility to procure nuclear fuel for North Anna. See “Business—Power Supply Resources—Fuel Supply—Nuclear” in Item 1. We are entitled to 11.6% of the power generated by North Anna. Additionally, we have contractual arrangements with Virginia Power under which we purchase reserve capacity for North Anna and have the option to purchase reserve energy. We are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna. In addition, we separately fund our pro-rata portion of the decommissioning costs of North Anna. ODEC and Virginia Power also bear pro-rata any liability arising from ownership of North Anna, except for liabilities resulting from the gross negligence of the other.

Combustion Turbine Facilities

Louisa

We are responsible for the operation and maintenance of Louisa and we supply all services, goods, and materials required to operate and maintain the facility, including arranging for the transportation and supply of the natural gas and No. 2 distillate fuel oil required by the facility.

Marsh Run

We are also responsible for the operation and maintenance of Marsh Run and we supply all services, goods, and materials required to operate and maintain the facility, including arrangement for the transportation and supply of the natural gas and No. 2 distillate fuel oil required by the facility.

Rock Springs

ODEC and EP each individually own two units (a total of 336 MWs each) and 50.0% of the common facilities at Rock Springs. Additionally, ODEC and EP each individually bid its respective units into PJM as determined to be necessary and prudent.

Rock Springs is currently operated and maintained by Essential Power Operating Co., LLC, an affiliate of EP, pursuant to a service agreement under which Essential Power Operating Co., LLC, supplies all services, goods, and materials, other than natural gas, required to operate the facility. We are responsible for all costs associated with the development, construction, additions, and operating costs and administrative and general expenses relating to our two units and the proportional share of the costs relating to the common facilities for Rock Springs.

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

Transmission

We own approximately 100 miles of transmission lines on the Virginia portion of the Delmarva Peninsula. We also own two 1,100 foot 500 kV transmission lines and a 500 kV substation at Rock Springs jointly with EP. As a transmission owner in PJM, we have relinquished dispatch control of all of these transmission facilities to PJM and contracted with third parties to operate and maintain them.

In the fourth quarter of 2013, we commenced construction of 14.5 miles of new 69 kV transmission lines and a rebuild of 14.5 miles of existing 69 kV lines on the Delmarva Peninsula. We anticipate that construction of these new lines will be completed in May 2015 and the rebuilt lines will be completed in May 2016.

Wildcat Point

On April 23, 2013, we announced our intention to seek approval to construct a 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. See “Business—Power Supply Resources—Wildcat Point” in Item 1.

Indenture

The Indenture grants a lien on substantially all of our real property and tangible personal property and some of our intangible personal property in favor of the trustee, with limited exceptions. The obligations outstanding under the Indenture, including all of our long-term indebtedness, are secured equally and ratably by the trust estate under the Indenture.

ITEM 3. LEGAL PROCEEDINGS

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. We are currently in settlement discussions with Bear Island, the results of which cannot currently be determined.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below present selected historical information relating to our financial condition and results of operations. The financial data for the five years ended December 31, 2013, are derived from our audited consolidated financial statements. You should read the information contained in this table together with our consolidated financial statements, the related notes to the consolidated financial statements, and the discussion of this information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except ratios)
Statement of Operations Data

Operating Revenues	$842,069	$842,681	$891,539	$844,470	$713,169
Operating Margin	52,590	59,145	62,590	53,671	57,736
Net Margin attributable to ODEC(1)	9,573	9,939	10,807	10,158	9,687

Margins for Interest Ratio	1.21	1.21	1.22	1.23	1.21

	December 31,
	2013	2012	2011	2010	2009
	(in thousands, except ratios)
Balance Sheet Data

Net Electric Plant	$965,378	$991,340	$1,012,905	$1,037,404	$1,008,373
Total Investments	255,984	263,024	235,199	196,597	176,076
Other Assets	309,235	289,157	325,876	278,434	255,463

Total Assets	$1,530,597	$1,543,521	$1,573,980	$1,512,435	$1,439,912

Patronage capital	$369,997	$360,424	$350,485	$339,678	$329,520
Non-controlling interest	5,691	13,257	13,093	13,166	13,178
Long-term debt	749,330	737,836	766,128	449,798	688,736
Long-term debt due within one year (2)	28,292	28,292	28,292	238,917	22,917
Revolving credit facilities	—	—	—	7,043	26,954

Total Capitalization and Short-term Debt	$1,153,310	$1,139,809	$1,157,998	$1,048,602	$1,081,305

Equity Ratio (3)	32.2%	32.0%	30.6%	32.8%	30.9%

(1)	Net Margin for 2010 includes an additional equity contribution of $1.3 million.
(2)	For 2010, long-term debt due within one year includes our $215.0 million 2001 Series A Bonds which were repaid on June 1, 2011.
(3)	Equity ratio equals patronage capital divided by the sum of our long-term debt, long-term debt due within one year, revolving credit facilities, and patronage capital.

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

Fuel expense is affected by the output provided by our owned generation and market pricing. Fuel expense increased for 2013 as compared to 2012, primarily as a result of the operational availability of Clover and PJM’s increased economic dispatch of Clover and our combustion turbine facilities.

Deferred energy expense represents the difference between energy revenues and energy expenses. In 2013, we under-collected energy costs from our member distribution cooperatives to reduce the existing deferred energy balance which represented an over-collection of energy costs. Over-collected energy costs appear as a liability on our Consolidated Balance Sheet and will be refunded to our member distribution cooperatives in subsequent periods through our formula rate. See “Critical Accounting Policies—Deferred Energy” below.

On June 1, 2013, we redeemed our 2002 Series A Bonds, with an aggregate principal amount of $60.2 million. On June 28, 2013, we issued $100.0 million of first mortgage bonds in a private placement. The issuance consisted of $50.0 million of 4.21% First Mortgage Bonds, 2013 Series A due December 1, 2043; and $50.0 million of 4.36% First Mortgage Bonds, 2013 Series B due December 1, 2053.

Wildcat Point

On April 23, 2013, we announced our intention to seek approval to develop and construct a 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals and our board’s approval of an EPC contractor. On May 20, 2013, we applied to the Maryland Public

Service Commission for a Certificate of Public Convenience and Necessity, and we currently anticipate that we will receive approval mid-2014, begin construction in late 2014, and the facility will become operational in mid-2017. We continue to pursue other necessary permits and contracts related to the development and construction of the facility.

Wildcat Point will consist of two combustion turbines, two heat recovery steam generators and one steam turbine generator. Mitsubishi will supply the combustion turbines and Alstom will supply the heat recovery steam generators and the steam turbine generator. In the fourth quarter of 2013, we issued an RFP for potential EPC contractors to construct Wildcat Point. We are currently evaluating the responses to the RFP and anticipate recommending an EPC contractor to our board of directors for approval mid-2014. In 2013, we expensed $7.7 million of preconstruction costs related to Wildcat Point, which are recorded in administrative and general expense; and we capitalized progress payments for the combustion turbines and emission reduction credits totaling $6.0 million, which are recorded in construction work in progress.

Virginia Power Ancillary Service Settlement

On January 31, 2014, we entered into a settlement agreement with Virginia Power to resolve a dispute concerning certain past and future ancillary service credits due to us related to our ownership in Clover and North Anna. We recorded an $8.1 million receivable and a corresponding reduction to purchased power expense for ancillary service credits due to us through December 31, 2013. We received a payment of $5.7 million in February 2014, and have a remaining receivable of $2.4 million.

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

Accounting for Rate Regulation

We are a rate-regulated entity and, as a result, are subject to the accounting requirements of Accounting for Regulated Operations. In accordance with Accounting for Regulated Operations, some of our revenues and expenses can be deferred at the discretion of our board of directors, which has budgetary and rate setting authority, if it is probable that these amounts will be recovered or refunded through our formula rate in future years. Regulatory assets on our Consolidated Balance Sheet are costs that we expect to recover from our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate. Regulatory liabilities on our Consolidated Balance Sheet represent probable future reductions in our revenues associated with amounts that we expect to refund to our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate. See “Factors Affecting Results—Formula Rate” below. Regulatory assets are generally included in deferred charges and regulatory liabilities are generally included in deferred credits and other liabilities. We recognize regulatory assets and liabilities as expenses or as a reduction in expenses, concurrent with their recovery through rates.

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Deferred energy on our Consolidated Statements of Revenues, Expenses, and Patronage Capital represents the difference between energy revenues and energy expenses. The deferred energy balance on our Consolidated Balance Sheet represents the net accumulation of any under- or over-collection of energy costs. Under-collected energy costs appear as an asset on our Consolidated Balance Sheet and will be collected from our member distribution cooperatives in subsequent periods through our formula rate. Conversely, over-collected energy costs appear as a liability on our Consolidated Balance Sheet and will be refunded to our member distribution cooperatives in subsequent periods through our formula rate. In January 2014, the entire mid-Atlantic region experienced extremely cold weather, which increased our member distribution cooperatives’ customers’ requirements for power as well as increased our purchased power and fuel expenses. As a result, our deferred energy balance changed from an over-collection of energy costs to an under-collection of energy costs. We currently anticipate that our deferred energy balance at January 31, 2014, is an under-collection of energy costs of approximately $33.4 million.

Margin Stabilization

Margin Stabilization allows us to review our actual demand-related costs of service and demand revenue and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors. Our formula rate allows us to recover and refund amounts utilizing Margin Stabilization. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, generally in the succeeding calendar year. We adjust operating revenues and accounts receivable–members or accounts payable–members, as appropriate, to reflect these adjustments. In 2013, 2012, and 2011, utilizing Margin Stabilization, we reduced operating revenues by $9.8 million, $15.0 million, and $14.9 million, respectively. See “Factors Affecting Results—Formula Rate” below.

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

A significant portion of our asset retirement obligations relates to our share of the future cost to decommission North Anna. At December 31, 2013 and 2012, North Anna’s nuclear decommissioning asset retirement obligation totaled $72.1 million, or approximately 89.1% of our total asset retirement obligations, and $68.5 million, or approximately 89.1% of our total asset retirement obligations, respectively. Because of its significance, the following discussion of critical third-party assumptions inherent in determining the fair value of asset retirement obligations relates to those associated with our nuclear decommissioning obligations.

Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts. The third-party experts provide us with periodic site-specific “base year” cost studies in order to estimate the nature, cost, and timing of planned decommissioning activities for North Anna. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption. Our current estimate is based on a study that was performed in 2009 and adopted effective July 1, 2009. We are not aware of any events that have occurred since the 2009 study that would materially impact our estimate. The next decommissioning study for North Anna is scheduled to be performed in 2014.

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities. The following table details the weighted average cost escalation rates used by the study:

Year Study Performed	Weighted Average Cost Escalation Rate
2002	3.27%
2005	2.42
2009	2.30

The weighted average cost escalation rate was applied if the cash flows increased as compared to the previous study. The original weighted average cost escalation rate was applied if the cash flows decreased as compared to the previous study. The use of alternative rates would have been material to the liabilities recognized. For example, had we increased the cost escalation rates by 0.5%, the amount recognized as of December 31, 2013, for our asset retirement obligations related to nuclear decommissioning would have been $14.7 million higher.

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

In accordance with our load acquisition policy, we are paying a transition fee to REC and to SVEC that represents a portion of the projected power cost savings related to the Potomac Edison acquisitions. The aggregate transition fee is approximately $66.7 million; of which approximately $16.4 million, $21.4 million, and $16.6 million, $7.4 million, was recorded in 2013, 2012, 2011, and 2010, respectively. The remaining balance of $4.9 million will be recorded in 2014. The transition fee is reflected as a credit on the monthly power invoices to REC and SVEC over 48 months as a reduction in sales and is being collected from our member distribution cooperatives through our formula rate.

Factors Affecting Results

Formula Rate

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

The rates we charge our member distribution cooperatives for sales of energy and demand are determined by a formula rate accepted by FERC which is intended to permit collection of revenues which will equal the sum of:

•	all of our costs and expenses;

•	20% of our total interest charges; and

•	additional equity contributions approved by our board of directors.

The formula rate identifies the cost components that we can collect through rates, but not the actual amounts to be collected. With limited minor exceptions, we can change our rates periodically to match the costs we have incurred and we expect to incur without seeking FERC approval.

Energy costs, which are primarily variable costs, such as nuclear, coal, and natural gas fuel costs and the energy costs under our power purchase contracts with third parties, are recovered through two separate rates, the base energy rate and the energy adjustment rate. Through December 31, 2013, the base energy rate was a fixed rate that required FERC approval prior to adjustment. To the extent the base energy rate over- or under-collected our energy costs, we refunded or collected the difference through an energy adjustment rate. We reviewed our energy costs at least every six months to determine whether the base energy rate and the current energy adjustment rate together were recovering our actual and anticipated energy costs, and revised the energy adjustment rate accordingly. Effective January 1, 2014, pursuant to FERC’s acceptance of revisions to the formula rate as issued in FERC’s December 2, 2013 order; the base energy rate is no longer a fixed rate that requires FERC approval prior to adjustment. The base energy rate now will be developed annually to collect energy costs as estimated in our budget. The budget will include adjustments, if any, to collect amounts in the deferred energy account from the prior year. Additionally, we can revise the energy adjustment rate at any time during the year that it becomes apparent that the base energy rate and the current energy adjustment rate together are not recovering our actual and anticipated energy costs. See “Regulation—Rate Regulation” in Item 1.

Demand costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, and our margin requirements and additional equity contributions approved by our board of directors are recovered through our demand rates. The formula rate allows us to change the actual demand rates we charge as our demand-related costs change, without FERC approval, with the exception of decommissioning cost, which is a fixed number in the formula rate that requires FERC approval prior to any adjustment. FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula. Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates. Through December 31, 2013, we collected our total demand costs through a single demand rate. Effective January 1, 2014, pursuant to FERC’s acceptance of the revisions to the formula rate as issued in FERC’s December 2, 2013 order, we now collect our total demand costs through three separate rates: a transmission service rate, an RTO capacity service rate, and a remaining owned capacity service rate. See “Regulation—Rate Regulation” in Item 1. The transmission service rate is designed to collect transmission-related and distribution-related costs. The RTO capacity service rate is a proxy rate based on capacity prices in PJM which PJM allocates to ODEC and all other RTO members. The remaining owned capacity service rate recovers all remaining demand costs not billed and/or recovered under the transmission service and RTO capacity service rates.

As stated above, our margin requirements and additional equity contributions approved by our board of directors are recovered through our demand rates. We establish our demand rates to produce a net margin attributable to ODEC equal to 20% of our budgeted total interest charges plus additional equity contributions approved by our board of directors. Through December 31, 2013, utilizing Margin Stabilization, we adjusted our operating revenues to reflect actual demand costs incurred, including a net margin attributable to ODEC equal to 20% of actual interest charges plus additional equity contributions approved by our board of directors. Effective January 1, 2014:

•	If the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equals more than 20% of our actual total interest charges, our board of directors may approve that, utilizing Margin Stabilization, revenues will be reduced by the amount of such excess margins, or that such excess margins will be retained as an additional equity contribution.

•	If the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equals more than 10% but less than 20% of our actual total interest charges, then no adjustment is required.

•	If the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equals less than 10% of our actual total interest charges, utilizing Margin Stabilization, revenues will be increased to produce a net margin attributable to ODEC, excluding any budgeted additional equity contributions, equal to 10% of our actual total interest charges.

See “Critical Accounting Policies—Margin Stabilization” above.

We may revise our budget at any time to the extent that our current budget does not accurately reflect our costs and expenses or estimates of our sales of power. Increases or decreases in our budget automatically amend the energy and/or the demand components of our formula rate, as necessary. The formula rate also permits us to adjust revenues from the member distribution cooperatives to equal our actual total demand costs. We make these adjustments under Margin Stabilization. See “Critical Accounting Policies—Margin Stabilization” above. These adjustments are treated as due, owed, incurred, and accrued for the year to which the increase or decrease relates. The member distribution cooperatives generally pay or receive any amounts owed to or by us as a result of this adjustment in the succeeding calendar year. If at any time our board of directors determines that the formula does not meet all of our costs and expenses, it may adopt a new formula to meet those costs and expenses, subject to any necessary regulatory review and approval.

Margins

We operate on a not-for-profit basis and, accordingly, seek to generate revenues sufficient to recover our cost of service and produce margins sufficient to establish reasonable reserves, meet financial coverage requirements, and accumulate additional equity approved by our board of directors. Revenues in excess of expenses in any year are designated as net margin attributable to ODEC in our Consolidated Statements of Revenues, Expenses, and Patronage Capital. We designate retained net margins attributable to ODEC in our Consolidated Balance Sheet as patronage capital, which we assign to each of our members on the basis of its class of membership and business with us. Any distributions of patronage capital are subject to the discretion of our board of directors and restrictions contained in our Indenture and our syndicated credit agreement.

Recognition of Revenue

Our operating revenues on our Consolidated Statements of Revenues, Expenses, and Patronage Capital reflect the actual demand-related costs we incurred plus the energy costs that we collected during each calendar quarter and at year-end. Estimated demand-related costs are collected during the period through the demand components of our formula rate. In accordance with Margin Stabilization, these costs, as well as operating revenues, are adjusted at the end of each reporting period to reflect actual demand-related costs incurred during that period. See “Critical Accounting Policies—Margin Stabilization” above. Estimated energy costs are collected during the period through the energy components of our formula rate. Operating revenues are not adjusted at the end of each reporting period to reflect actual energy costs incurred during that period. The difference between actual energy costs incurred and energy costs collected during each period is recorded as deferred energy expense. See “Critical Accounting Policies—Deferred Energy” above.

Through December 31, 2013, we billed our total demand costs to each of our member distribution cooperatives based on its requirement for energy during the hour of the month when the need for energy among all of the customers in the Virginia mainland or the Delmarva Peninsula, as applicable, was highest, as measured in MW. The hour of the month when the need for energy is highest is referred to as the coincident peak. Effective January 1, 2014, pursuant to FERC’s acceptance of the revisions to the formula rate as issued in FERC’s December 2, 2013 order, we now bill and collect our total demand costs through three separate rates: a transmission service rate, an RTO capacity service rate, and a remaining owned capacity service rate. See “Factors Affecting Results—Formula Rate” above. The transmission service rate is billed to each of our member distribution cooperatives based on its contribution to the single zonal coincident peak for the prior year within each of the PJM transmission zones. The RTO capacity service rate is billed to each of our member distribution cooperatives based on its contribution to the average of the five hourly PJM coincident peaks in the prior year, subject to add-backs for participation in PJM demand response programs. The remaining owned capacity service rate is billed to each of our member distribution cooperatives based on its contribution to the monthly zonal coincident peak. Through December 31, 2013, and currently, we bill energy to each of our member and non-member customers based on the total MWh delivered to them each month.

Customers’ Requirements for Power

Growth in the number of customers and growth in customers’ requirements for power significantly affect our member distribution cooperatives’ customers’ requirements for power. Factors affecting our member distribution cooperatives’ customers’ requirements for power include:

•	Weather – Weather affects the demand for electricity. Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively. Mild weather generally reduces the demand because heating and air conditioning systems are operated less. Weather also plays a role in the price of market energy through its effects on the market price for fuel, particularly natural gas.

•	Heating and cooling degree days are measurement tools used to quantify the need to utilize heat or cooling, respectively, for a building. The heating and cooling degree days for the three years ended December 31, were as follows:

	2013	2012	2011
Heating degree days	3,461	2,880	3,188
Cooling degree days	1,131	1,363	1,427

•	Economy – General economic conditions have an impact on the rate of growth of our member distribution cooperatives’ energy requirements.

•	Residential growth – The increase in the rate of residential growth in our member distribution cooperatives’ service territories increases the requirements for power.

•	Commercial growth – The amount, size, and usage of electronics and machinery and the expansion of operations among our member distribution cooperatives’ commercial and industrial customers impacts the requirements for power.

Power Supply Resources

In an attempt to provide stable power costs to our member distribution cooperatives, we utilize a combination of our owned generating resources and purchases from the market. We also regularly evaluate options for future power sources, including additional owned generation and power purchase contracts.

Market forces influence the structure and price of new power supply contracts into which we enter. When we enter into long-term power purchase contracts or agree to purchase energy at a date in the future, we rely on models based on our judgments and assumptions of factors such as future demand for power and market prices of energy and the price of commodities, such as natural gas, used to generate electricity. Our actual results may vary from what our models predict, which may in turn impact our resulting costs to our members. Additionally, our models become less reliable the further into the future that the estimates are made. See “Risk Factors” in Item 1A.

In 2013, we satisfied approximately 68.6% of our member distribution cooperatives’ capacity requirements and 39.4% of their energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run, and Rock Springs, and we purchased power under physically-delivered forward contracts and in the spot market to supply the remaining needs of our member distribution cooperatives. See “Business—Power Supply Resources” in Item 1 and “Properties” in Item 2.

On April 23, 2013, we announced our intention to seek approval to develop and construct a 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. See “Wildcat Point” above.

PJM

PJM is an RTO that serves all of Delaware and Maryland, and most of Virginia, as well as other areas outside our member distribution cooperatives’ service territories. We are a member of PJM and are subject to the operations of PJM. PJM coordinates and establishes policies for the generation, purchase, and sale of capacity and energy in the control areas of its members, including all of the service territories of our member distribution cooperatives. As a result, our generating facilities are under dispatch control of PJM.

PJM balances its participants’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules available generating facilities in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. When PJM cannot dispatch the most economical generating facilities due to transmission constraints, PJM will dispatch more expensive generating facilities to meet power requirements. For these reasons, actions by PJM may materially affect our operating results. PJM compensates us for the capacity of our generating facilities made available without regard to whether our generating facilities are dispatched. See “Business—Power Supply Resources—PJM” in Item 1.

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

As previously mentioned, our generating facilities are under dispatch control of PJM. See “PJM” above. Typically, nuclear facilities are almost always dispatched and coal-fired and combustion turbine facilities are generally dispatched based upon economic factors including the market price of energy. The operational availability of our owned generating resources for the past three years was as follows:

	Year Ended December 31,
	2013	2012	2011
Clover	96.3%	85.3%	92.7%
North Anna	88.8	90.7	75.5
Louisa	97.8	97.5	97.8
Marsh Run	95.4	98.7	98.2
Rock Springs	97.1	96.8	96.2

The output of Clover and North Anna for the past three years as a percentage of maximum dependable capacity rating of the facilities was as follows:

	Year Ended December 31,
	2013	2012	2011
Clover	78.0%	58.1%	68.6%
North Anna	90.6	92.9	76.9

The scheduled and unscheduled outages for Clover and North Anna for the past three years were as follows:

	Clover			North Anna
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(in days)			(in days)
Scheduled	15.7	62.0	37.3	65.2	36.0	31.8
Unscheduled	11.4	45.7	16.5	16.3	29.0	143.3

Total	27.1	107.7	53.8	81.5	65.0	175.1

The unscheduled outages for Clover in 2013 related to maintenance items associated with the boiler. The majority of the unscheduled outages for Clover in 2012 related to the extension of planned maintenance outages due to findings during the outages and other maintenance items.

Each unit at North Anna is scheduled for refueling approximately every 18 months. While only one unit is refueled at a time, this typically results in both units being off-line for refueling during the same calendar year once every three years. During 2013, both units at North Anna were off-line for refueling.

The majority of the unscheduled outages for North Anna during 2013 related to maintenance items. The majority of the unscheduled items during 2012 related to an extension of the spring outage for Unit 1 and an unscheduled reactor coolant pump seal replacement for Unit 2. The unscheduled outages for North Anna during 2011 related to a magnitude 5.8 earthquake near Mineral, Virginia on August 23, 2011, which caused the two reactors at North Anna to shut down. Both units returned to service in November 2011.

Increasing Environmental Regulation

We are subject to extensive federal and state regulation regarding environmental matters. This regulation is becoming increasingly stringent through amendments to federal and state statutes and the development of regulations authorized by existing law, including regulation related to CO2 and other GHG. Future federal and state legislation and regulations, particularly with respect to GHG, present the potential for even greater obligations to limit the impact on the environment from the operation of our generation and transmission facilities. See “Business—Regulation—Environmental” in Item 1 and “Risk Factors” in Item 1A.

Sales to Member Distribution Cooperatives

Revenues from sales to our member distribution cooperatives are a function of our formula rate for sales of power and sales of renewable energy credits to our member distribution cooperatives, and our member distribution cooperatives’ customers’ requirements for power. Our formula rate is based on our cost of service in meeting these requirements. See “Factors Affecting Results—Formula rate” above.

Sales to TEC

In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which ODEC is the primary beneficiary. The financial statements of TEC are consolidated and the inter-company balances are eliminated in consolidation. TEC’s sales to third parties are reflected as non-member revenues; however, in 2013, 2012, and 2011, TEC had no sales to third parties.

Sales to Non-members

Sales to non-members consist of sales of excess purchased and generated energy and renewable energy credits. We primarily sell excess energy to PJM at the prevailing market price at the time of sale. Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, and changes in market conditions. Renewable energy credits that are not sold to our member distribution cooperatives are sold to non-members.

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the past three years were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues (1)	$504,886	$527,517	$541,190
Demand revenues	305,253	299,309	312,730

Total revenues from sales to member distribution cooperatives	810,139	826,826	853,920
Non-members (2)	31,930	15,855	37,619

Total operating revenues	$842,069	$842,681	$891,539

Average cost of energy to member distribution cooperatives (per MWh)	$40.86	$43.61	$44.34
Average cost of demand to member distribution cooperatives (per MWh)	24.71	24.74	25.62

Average total cost to member distribution cooperatives (per MWh)	$65.57	$68.35	$69.96

(1)	Includes sales of renewable energy credits of $1.4 million in 2013. Sales of renewable energy credits in 2012 and 2011 were immaterial.
(2)	Includes sales of renewable energy credits of $6.1 million, $0.5 million, and $0.5 million in 2013, 2012, and 2011, respectively.

Our energy sales in MWh to our member distribution cooperatives and non-members, and demand sales in MW to our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in MWh)
Energy sales to:
Member distribution cooperatives	12,356,005	12,096,230	12,205,602
Non-members	626,856	508,443	941,908

Total energy sales	12,982,861	12,604,673	13,147,510

	(in MW)
Demand sales to member distribution cooperatives	24,589	24,027	24,166

In 2013, our energy sales in MWh and demand sales in MW to our member distribution cooperatives were 2.1% and 2.3% higher, respectively, as compared to 2012. In 2012, our energy sales in MWh and demand sales in MW to our member distribution cooperatives were relatively flat, as compared to 2011.

In 2013, our energy sales in MWh to non-members were 23.3% higher as compared to 2012. In 2012, our energy sales in MWh to non-members were 46.0% lower as compared to 2011. Sales to non-members consist of sales of excess purchased and generated energy.

In 2013, total revenues from sales to our member distribution cooperatives decreased $16.7 million, or 2.0%, as compared to 2012 primarily due to the 6.3% decrease in the average cost of energy slightly offset by the 2.0% increase in the demand costs we incurred. In 2012, total revenues from sales to our member distribution cooperatives decreased $27.1 million, or 3.2%, as compared to 2011 primarily due to the 1.6% decrease in the average cost of energy and the 4.3% decrease in the demand costs we incurred.

The average cost per MWh to our member distribution cooperatives is affected by changes in our revenues as well as the sales volumes. In 2013, our average total cost to member distribution cooperatives per MWh was 4.1% lower as compared to 2012. In 2012, our average total cost to member distribution cooperatives per MWh was 2.3% lower as compared to 2011.

The following table summarizes the changes to our total energy rate since 2011 due to the differences in our realized as well as projected energy costs:

Effective Date of Rate Change:	% Change
April 1, 2011	0.6
October 1, 2011	4.8
April 1, 2012	(4.6)
October 1, 2012	(6.8)
April 1, 2013	(2.4)
October 1, 2013	4.7

Non-member revenue increased $16.1 million, or 101.4%, in 2013 as compared to 2012, primarily due to the 23.3% increase in the volume of excess energy sales and the 63.3% increase in the average price. Non-member revenue decreased $21.8 million, or 57.9%, in 2012 as compared to 2011 due to the 46.0% decrease in the volume of excess energy sales and the 21.9% decrease in the average price. Non-member revenue included sales of renewable energy credits of $6.1 million in 2013 and $0.5 million in both 2012 and 2011.

Operating Expenses

The following is a summary of the components of our operating expenses for the past three years.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Fuel	$133,592	$90,874	$112,421
Purchased power	529,749	537,746	593,030
Deferred energy	(18,834)	21,315	(10,665)
Operations and maintenance	41,546	42,615	40,642
Administrative and general	42,385	35,958	36,520
Depreciation and amortization	42,346	42,012	41,566
Amortization of regulatory asset/(liability), net	6,310	735	3,808
Accretion of asset retirement obligations	3,980	3,739	3,572
Taxes, other than income taxes	8,405	8,542	8,055

Total Operating Expenses	$789,479	$783,536	$828,949

Our operating expenses are comprised of the costs that we incur to generate and purchase power to meet the needs of our member distribution cooperatives, and the costs associated with any sales of power to non-members. Our energy costs generally are variable and include fuel expense as well as the energy portion of our purchased power expense. Our demand costs generally are fixed and include operations and maintenance, administrative and general, and depreciation and amortization expenses, as well as the capacity portion of our purchased power expense. Additionally, all non-operating expenses and income items, including interest charges, net and investment income, are components of our demand costs. See “Factors Affecting Results—Formula Rate” above.

Total operating expenses were relatively flat for 2013 as compared to 2012. The increases in fuel and administrative and general expenses were offset by decreases in deferred energy and purchased power expenses.

•	Fuel expense increased $42.7 million, or 47.0%, primarily due to the operational availability of Clover and PJM’s increased economic dispatch of Clover and our combustion turbine facilities, partially offset by the lower average cost of fuel for the combustion turbine facilities.

•	Administrative and general expense increased $6.4 million, or 17.9%, primarily due to $7.7 million of preconstruction expenses related to Wildcat Point.

•	Deferred energy expense decreased $40.1 million. During 2013, we under-collected $18.8 million in energy costs; whereas in 2012, we over-collected $21.3 million in energy costs. The under-collection in 2013 was the result of rate decreases approved by our board of directors in part to return previously over-collected energy costs to our member distribution cooperatives. See “Critical Accounting Policies—Deferred Energy” above. The over-collection in 2012 was the result of energy costs being less than anticipated in 2012.

•	Purchased power expense, which includes the cost of purchased energy, capacity, and transmission, decreased $8.0 million, or 1.5%, primarily due to a 5.9% decrease in the volume of purchased energy due to increased generation from our owned generating facilities, partially offset by a 4.2% increase in the average cost of purchased energy.

In 2012, total operating expenses decreased $45.4 million, or 5.5%, as compared to 2011, primarily due to decreases in purchased power and fuel expenses partially offset by the increase in deferred energy expense.

•	Purchased power expense, which includes the cost of purchased energy, capacity, and transmission, decreased $55.3 million, or 9.3%, primarily due to a 5.7% decrease in the average cost of purchased energy and a 4.7% decrease in the volume of purchased energy.

•	Fuel expense decreased $21.5 million, or 19.2%, primarily due to PJM’s decreased economic dispatch of our combustion turbine facilities and Clover, and the lower average cost of fuel for the combustion turbine facilities.

•	Deferred energy expense increased $32.0 million. During 2012, we over-collected $21.3 million in energy costs; whereas in 2011, we under-collected $10.7 million in energy costs. The over-collection in 2012 was the result of energy costs being less than anticipated in 2012. The under-collection in 2011 was the result of the decrease in our energy rate. Our board of directors approved rate decreases so that previously over-collected energy costs would be returned to our member distribution cooperatives. See “Critical Accounting Policies—Deferred Energy” above.

Other Items

Gain/(loss) on Investments, Net

In accordance with regulatory accounting, we defer the difference between asset retirement expense, and interest income and realized gains and losses on the nuclear decommissioning trust, to our regulatory liability (North Anna asset retirement obligation deferral). See Note 10 of the Notes to Consolidated Financial Statements. In December 2013 and July 2012, the investments in the nuclear decommissioning trust were rebalanced resulting in a net realized gain of $2.3 million and a net realized loss of $2.2 million, respectively. The gain and loss are recorded in “Gain/(loss) on investments, net” on the Consolidated Statements of Revenues, Expenses, and Patronage Capital; however, the gain and loss are deferred to the regulatory liability referred to above via “Amortization of regulatory asset/liability, net.” Therefore, there is no net impact on the Consolidated Statements of Revenues, Expenses, and Patronage Capital. The impact on the Consolidated Statements of Cash Flows is reflected in the purchases of and proceeds from sale of available for sale securities.

In 2011, we recognized a $2.3 million net loss related to our ARS which is comprised of the amortization of the regulatory asset related to the deferred loss on ARS of $5.6 million partially offset by a gain of $3.2 million related to the sale of our ARS. See “Liquidity and Capital Resources—Sources—Auction Rate Securities” below.

Investment Income

Investment income increased in 2013 by $1.2 million, or 29.2%, as compared to 2012, primarily due to higher earnings on our nuclear decommissioning trust. Investment income decreased in 2012 by $0.8 million, or 16.9%, as compared to 2011, primarily due to lower earnings on our nuclear decommissioning trust.

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our credit facilities, and capitalized interest. The major components of interest charges, net for the past three years were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest expense on long-term debt	$(47,063)	$(48,449)	$(50,984)

Other	(862)	(1,245)	(3,052)

Total interest charges	(47,925)	(49,694)	(54,036)
Allowance for borrowed funds used during construction	245	996	888

Interest charges, net	$(47,680)	$(48,698)	$(53,148)

In 2013, total interest charges decreased $1.8 million, or 3.6%, primarily due to the $1.4 million decrease in interest expense on long-term debt due to scheduled principal payments and the redemption of our $60.2 million 2002 Series A Bonds, partially offset by the interest charges related to the issuance of $100.0 million of long-term debt in June 2013. In 2012, total interest charges decreased $4.3 million, or 8.0%, primarily due to the $2.5 million decrease in interest expense on long-term debt due to less average debt outstanding during 2012 as compared to 2011.

Net Margin Attributable to ODEC

In 2013, our net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, decreased $0.4 million, or 3.7%, as compared to 2012, due to lower total interest charges in 2013 as compared to 2012. In 2012, our net margin attributable to ODEC, decreased $0.9 million, or 8.0%, as compared to 2011, due to lower total interest charges in 2012 as compared to 2011.

Financial Condition

The principal changes in our financial condition from December 31, 2012 to December 31, 2013, were caused by the decreases in unrestricted investments and other, deferred energy, and accounts payable–members, substantially offset by the increase in nuclear decommissioning trust and accounts receivable.

•	Unrestricted investments and other decreased $30.7 million as a result of the decrease in working capital available for investment.

•	Deferred energy decreased $18.8 million as a result of the under-collection of our energy costs in 2013.

•	Accounts payable–members decreased $13.6 million primarily due to the $8.3 million decrease in member prepayments and the $5.3 million decrease in the margin stabilization adjustment as compared to December 2012.

•	Nuclear decommissioning trust increased $21.2 million primarily as a result of the unrealized gains in the fair value of the investments.

•	Accounts receivable increased $9.2 million primarily as a result of a receivable related to a settlement agreement with Virginia Power for ancillary service credits. See “Virginia Power Ancillary Service Settlement” above.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

In 2013, 2012, and 2011, our operating activities provided cash flows of $20.1 million, $51.3 million, and $40.1 million, respectively. Operating activities in 2013 were primarily impacted by the following:

•	Current liabilities changed $20.6 million primarily due to the $13.6 million decrease in accounts payable–members and the $7.0 million decrease in accounts payable.

•	Deferred energy changed $18.8 million due to the under-collection of energy costs in 2013.

•	Regulatory assets and liabilities changed $9.0 million primarily due to the establishment of a regulatory asset related to the voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan as well as the amortization of regulatory assets and liabilities. We recorded the $7.7 million voluntary prepayment as a regulatory asset which is being amortized over ten years beginning January 1, 2013.

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

If Rabobank fails to provide funds from the payment undertaking agreement to fund rent payments under the lease, we remain liable for the payment of all rent and if we choose to exercise the option, the fixed purchase price. For 2013, distributions from the payment undertaking agreement provided $15.2 million, to fund rent payments under the lease.

Credit Facility

We currently maintain a $500.0 million, five-year revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement were amended to extend until March 5, 2019, unless earlier terminated in accordance with the agreement. We did not have any outstanding borrowings under this facility at December 31, 2013 or December 31, 2012; however, the interest rate on any borrowings would have been 1.1% and 1.2%, respectively.

Our syndicated credit agreement contains customary events of default, which, if they occur, would terminate our ability to borrow amounts under this facility and potentially accelerate any outstanding loans under this facility at the election of the lenders. Some of these customary events of default relate to:

•	our failure to timely pay any principal and interest due under the credit facility;

•	a breach by us of our representations and warranties in the credit agreement or related documents;

•	a breach of a covenant contained in the credit agreement, which, in some cases we are given an opportunity to cure and, in certain cases includes a debt to capitalization financial covenant;

•	failure to pay, when due, other indebtedness above a specified amount;

•	an unsatisfied judgment above specified amounts;

•	bankruptcy events relating to us;

•	invalidity of the credit agreement and related loan documentation or our assertion of invalidity; and

•	a failure by our member distribution cooperatives to pay amounts in excess of an agreed threshold owing to us beyond a specified cure period.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and financings in the debt capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating facilities.

Our 2002 Series A Bonds, with an aggregate principal amount of $60.2 million outstanding, were subject to optional redemption by ODEC on or after June 1, 2013. We issued a call notice for the 2002 Series A Bonds in the second quarter of 2013, and redeemed these bonds on June 1, 2013.

On June 28, 2013, we issued $100.0 million of first mortgage bonds in a private placement transaction. The issuance consisted of $50.0 million of 4.21% First Mortgage Bonds, Series A due December 1, 2043 and $50.0 million of 4.36% First Mortgage Bonds, Series B due December 1, 2053.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. We expect that cash flow from our operations, borrowings under our syndicated credit facility, and financings in the debt capital markets will be sufficient to meet our currently anticipated future operational and capital requirements.

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities. We review these projections frequently in order to update our calculations to reflect changes in our future plans, construction costs, market factors, and other items affecting our forecasts. Our actual capital expenditures could vary significantly from these projections. The table below summarizes our actual and projected capital expenditures, including capitalized interest, for 2011 through 2016:

	Actual			Projected
	Year Ended December 31,			Year Ended December 31,
	2011	2012	2013	2014	2015	2016
	(in millions)
Wildcat Point (1)	$—	$—	$6.0	$98.7	$455.8	$185.4
Clover	9.9	11.2	7.1	17.5	20.3	9.2
North Anna nuclear fuel	20.5	12.6	7.3	13.1	7.9	16.0
North Anna (2)	11.4	6.0	6.4	10.3	7.4	8.0
Transmission	0.8	0.3	3.6	7.5	7.0	3.0
Combustion turbine facilities	2.7	0.6	1.0	0.9	1.1	1.1
Other	0.8	1.7	0.7	2.6	2.8	2.9

Total	$46.1	$32.4	$32.1	$150.6	$502.3	$225.6

(1)	Wildcat Point capital expenditures are subject to necessary governmental and regulatory approvals.
(2)	Includes expenditures for North Anna Unit 3 of $1.4 million for 2011. In February 2011, we made the determination not to participate in North Anna Unit 3 and on December 16, 2011, we finalized our withdrawal. These costs are a portion of the costs reclassified to a regulatory asset. See “Note 10—Regulatory Assets and Liabilities in the Notes to the Consolidated Financial Statements” in Item 8.

Nearly all of our capital expenditures consist of additions to electric plant and equipment. Capital expenditures for “Other” include costs related to our administrative and general assets, and distributed generation facilities. We intend to use our cash flow from operations, borrowings under our syndicated credit facility, and financings in the debt capital markets to fund all of our currently projected capital requirements through 2016.

Contractual Obligations

In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our generating facilities, power purchases for capacity and energy, the financing of our operations, and other matters. See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1. The following table summarizes our long-term contractual obligations at December 31, 2013:

	Payments due by Period
	Total	2014	2015-2016	2017-2018	2019 and Thereafter
	(in millions)
Long-term indebtedness	$1,399.0	$71.0	$137.0	$130.4	$1,060.6
Power purchase obligations	1,191.5	212.0	387.6	332.1	259.8
Asset retirement obligations	389.4	—	—	—	389.4
Operating lease obligations	112.2	0.5	1.0	1.5	109.2
Construction obligations	0.5	0.5	—	—	—

Total	$3,092.6	$284.0	$525.6	$464.0	$1,819.0

We expect to fund these obligations with cash flow from operations, borrowings under our syndicated credit facility, and financings in the debt capital markets.

Long-term Indebtedness

At December 31, 2013, all of our long-term indebtedness was issued under the Indenture and includes bonds issued privately and to the public. Long-term indebtedness includes both the principal of and interest on long-term indebtedness, long-term indebtedness due within one year and unamortized discounts and premiums relating to long-term indebtedness.

Power Purchase Obligations

As part of our power supply strategy, we entered into a number of agreements for the purchase of capacity or energy, or both, in order to meet our member distribution cooperatives’ requirements. See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1.

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

Construction Obligations

This includes termination payments related to major equipment purchase contracts for Wildcat Point if we determine we will not proceed with the development and construction of the facility. Wildcat Point will consist of two combustion turbines, two heat recovery steam generators, and one steam turbine generator. Mitsubishi will supply the combustion turbines and Alstom will supply the heat recovery steam generators and the steam turbine generator. See “Business—Power Supply Resources—Wildcat Point” in Item 1.

Significant Contingent Obligations

In addition to these existing contractual obligations, we have significant contingent obligations. These obligations primarily relate to power purchase arrangements, our arrangement with TEC, and our lease of our interest in Clover Unit 1.

In limited circumstances, we have obligations to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. These circumstances relate to our Clover Unit 1 lease and some of our purchases of power in the market.

Power Purchase Arrangements

Under the terms of most of our power purchase contracts, we typically agree to provide collateral under certain circumstances and we require comparable terms from our counterparties. The collateral we may be required to post with a counterparty, and vice versa, is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under a contract with a respective counterparty. At December 31, 2013, the collateral we had posted with counterparties pursuant to the power purchase contracts we have in place was $4.4 million. Typically, collateral thresholds under our contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3,” respectively). At December 31, 2013, if our credit ratings had been below investment grade we estimate we would have been obligated to post between $600.0 million and $700.0 million of collateral with our counterparties. This calculation is based on energy prices on December 31, 2013, and delivered power for which we have not yet paid. Depending on the difference between the price of power under our contracts and the price of power in the market at the time of the calculation, this amount could increase or decrease.

Additionally, in accordance with its credit policy, PJM subjects each applicant, participant and member of PJM to a credit evaluation to determine its creditworthiness, and whether it must provide any collateral to support its obligations in connection with its PJM transactions. A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide collateral. At December 31, 2013, if PJM had determined that we needed to provide collateral to support our obligations, PJM could have asked us to provide up to approximately $12.9 million.

TEC Guarantees

TEC is considered a variable interest entity for which we are the primary beneficiary, and we have consolidated its results and eliminated all intercompany balances and transactions in consolidation. To facilitate the ability of TEC to sell power in the market, we have agreed to guarantee up to a maximum of $200.0 million of TEC’s delivery and payment obligations associated with its energy trades if requested. See “Business—Members—TEC” in Item 1. Our agreement to guarantee these obligations continues in effect until we elect to terminate it by providing at least 30 days prior written notice of termination or until all amounts owed to us by TEC have been paid. Our guarantee of TEC’s obligations will enable it to maintain sufficient credit support to meet its delivery and payment obligations associated with its energy trades. At December 31, 2013, we had $20.1 million in guarantees issued outstanding in support of TEC’s obligations.

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

The payment undertaking agreement was issued by Rabobank which has senior debt obligations which are currently rated “AA-” by S&P and “Aa2” by Moody’s. Under this agreement, we made a payment to Rabobank; in return Rabobank agreed to make payments directly to the lender in the related lease transaction in satisfaction of a portion of our rent payment obligation under the leaseback and a portion of the fixed purchase price if we choose to exercise that option. We remain liable for all rental payments under the leaseback if Rabobank fails to make such payments, although the owner trust has agreed to pursue Rabobank before pursuing payment from us. For 2013, Rabobank paid $15.2 million of rent. At December 31, 2013, both the value of the portion of our lease obligations to be paid by Rabobank to the owner trust, as well as the value of our interest in the related payment undertaking agreement, totaled approximately $309.7 million.

In connection with the lease and leaseback, we also agreed to deliver a letter of credit to the investor to the lease within 90 days after our obligations under the Indenture are either rated below “A-” by S&P or “Baa2” by Moody’s, or if such obligations are placed on negative credit watch by either S&P or Moody’s while rated “A-” by S&P or “Baa2” by Moody’s, respectively. If our ratings had been below this minimum rating at December 31, 2013, the estimated amount of the letter of credit we would have been required to provide was approximately $6.6 million. The amount of any letter of credit we are required to deliver in connection with the lease is impacted by the changes in market value of the investment we purchased and ultimately decreases to zero by December 18, 2018.

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

If we elect not to purchase the owner trust’s interest in Clover Unit 1, we can arrange for a third-party to purchase the owner trust’s output of the unit at a price which will preserve the owner trust’s net economic return as if we had purchased the related unit at the purchase option price. To be an eligible power purchaser, the third-party must have, among other things, a net worth of at least $500.0 million and minimum specified credit ratings or other acceptable credit enhancement. We would assist in transmitting power to the third-party by entering into a transmission and interconnection agreement with the owner trust. We also would be obligated to assist the owner trust in arranging new financing for the lease debt which remains outstanding at the expiration of the leaseback. We would not be obligated, however, to provide this financing. If alternate financing is not available or we otherwise fail to satisfy the conditions to arrange for a new third-party purchaser, we must either exercise our purchase option or make a termination payment to the owner trust. We also must provide management services to the owner trust if power is being sold to the third-party.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 could impact our use of over-the-counter derivatives. Regulations to implement the Dodd-Frank Act could impose additional requirements on the use of over-the-counter derivatives, such as margin and reporting requirements, which could affect both the use and cost of over-the-counter derivatives. The complete impact cannot be determined until regulations are finalized. See “Risk Factors” in Item 1A.

Market Price Risk

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation. See “Business—Power Supply Resources” in Item 1. In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk.

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices. At December 31, 2013, we estimate that the fair value of our purchased power agreements and forward sales of renewable energy credits, and forward purchases of energy and natural gas was between $1.9 billion and $2.0 billion. Approximately 19% of the fair value of this portfolio is estimable using observable market prices. The remaining 81% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices. In the absence of observable market prices, the valuation of the 81% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model. As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio. As an example of our portfolio’s exposure to market price risk, it is estimated that a 10% change in the price of the commodities hedged by the portion of this portfolio with observable market prices would have changed the fair value of this portion of the portfolio by approximately $37.1 million at December 31, 2013. To the extent all or portions of our portfolio are liquidated above or below our original cost, these gains or losses are factored into the costs billed to our member distribution cooperatives pursuant to our formula rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7.

We have formulated policies and procedures to manage the risks associated with these market price fluctuations. Additionally, we use various hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power market price risks. ACES assists us in managing our market price risks by:

•	maintaining a portfolio model that identifies our power producing resources (including our power purchase contract positions and generating capacity, and fuel supply, transportation, and storage arrangements) and analyzing the optimal use of these resources in light of costs and market risks associated with using these resources;

•	modeling our power obligations and assisting us with analyzing alternatives to meet our member distribution cooperatives’ power requirements;

•	selling excess power as our agent; and

•	executing hedge trades to stabilize the cost of fuel requirements, primarily natural gas, used to operate our combustion turbine facilities.

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

Interest Rate Risk and Equity Price Risk

In 2013, all of our outstanding long-term indebtedness accrued interest at fixed rates.

We also have a $500.0 million five-year revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources—Credit Facility” in Item 7. Any amounts we borrow under this facility will accrue interest at a variable rate. At December 31, 2013, we did not have any amounts outstanding under this facility.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust so that the trust balance will cover the estimated cost to decommission North Anna at the time of decommissioning. At December 31, 2013, $42.1 million of the funds in the trust were invested in debt securities and $91.8 million of the funds in the trust were invested in equity securities. The value of these debt and equity securities will be impacted by changes in interest rates and price fluctuations in equity markets. To minimize adverse changes in the aggregate value of the trust, we actively monitor our portfolio by measuring the performance of the investments against market indices and by maintaining and reviewing established target allocation percentages of assets in the trust to various investment options. We believe the trust’s exposure to changes in interest rates and price fluctuations in equity markets will not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2013, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

March 12, 2014

/S/ JACKSON E. REASOR	/S/ ROBERT L. KEES
Jackson E. Reasor	Robert L. Kees
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To The Board of Directors

Old Dominion Electric Cooperative

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative as of December 31, 2013 and 2012, and the related consolidated statements of revenues, expenses and patronage capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Electric Cooperative at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

Richmond, Virginia
March 12, 2014	/s/ Ernst & Young LLP

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
	(in thousands)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,660,548	$1,655,705
Less accumulated depreciation	(755,288)	(721,541)

	905,260	934,164
Nuclear fuel, at amortized cost	23,636	20,379
Construction work in progress	36,482	36,797

Net Electric Plant	965,378	991,340

Investments:
Nuclear decommissioning trust	134,454	113,280
Lease deposits	96,634	94,145
Unrestricted investments and other	24,896	55,599

Total Investments	255,984	263,024

Current Assets:
Cash and cash equivalents	51,669	37,343
Accounts receivable	12,742	3,564
Accounts receivable–deposits	4,400	4,400
Accounts receivable–members	88,545	86,154
Fuel, materials, and supplies	49,246	59,091
Prepayments and other	3,892	2,556

Total Current Assets	210,494	193,108

Deferred Charges:
Regulatory assets	87,983	87,006
Other	10,758	9,043

Total Deferred Charges	98,741	96,049

Total Assets	$1,530,597	$1,543,521

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$369,997	$360,424
Non-controlling interest	5,691	13,257

Total Patronage capital and Non-controlling interest	375,688	373,681
Long-term debt	749,330	737,836

Total Capitalization	1,125,018	1,111,517

Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	68,560	75,583
Accounts payable–members	24,998	38,585
Accrued expenses	4,991	4,936
Deferred energy	37,193	56,027

Total Current Liabilities	164,034	203,423

Deferred Credits and Other Liabilities:
Asset retirement obligations	80,860	76,880
Obligations under long-term lease	79,227	74,086
Regulatory liabilities	76,940	71,452
Other	4,518	6,163

Total Deferred Credits and Other Liabilities	241,545	228,581

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,530,597	$1,543,521

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES, AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	2013	2012	2011
	(in thousands)
Operating Revenues	$842,069	$842,681	$891,539

Operating Expenses:
Fuel	133,592	90,874	112,421
Purchased power	529,749	537,746	593,030
Deferred energy	(18,834)	21,315	(10,665)
Operations and maintenance	41,546	42,615	40,642
Administrative and general	42,385	35,958	36,520
Depreciation and amortization	42,346	42,012	41,566
Amortization of regulatory asset/(liability), net	6,310	735	3,808
Accretion of asset retirement obligations	3,980	3,739	3,572
Taxes, other than income taxes	8,405	8,542	8,055

Total Operating Expenses	789,479	783,536	828,949

Operating Margin	52,590	59,145	62,590
Other expense, net	(2,562)	(2,224)	(1,377)
Gain/(loss) on investments, net	2,269	(2,156)	(2,348)
Investment income	5,333	4,129	4,968
Interest charges, net	(47,680)	(48,698)	(53,148)
Income taxes	(143)	(93)	49

Net Margin including Non-controlling interest	9,807	10,103	10,734
Non-controlling interest	(234)	(164)	73

Net Margin attributable to ODEC	9,573	9,939	10,807
Patronage Capital - Beginning of Year	360,424	350,485	339,678

Patronage Capital - End of Year	$369,997	$360,424	$350,485

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	2013	2012	2011
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$9,807	$10,103	$10,734
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	42,346	42,012	41,566
Other non-cash charges	18,604	14,616	10,454
Amortization of lease obligations	5,141	4,801	4,484
Interest on lease deposits	(2,774)	(2,710)	(2,646)
Change in current assets	(3,060)	(2,861)	11,250
Change in deferred energy	(18,834)	21,315	(10,665)
Change in current liabilities	(20,555)	(32,399)	(21,247)
Change in regulatory assets and liabilities	(9,004)	(248)	(10,807)
Change in deferred charges and credits	(1,564)	(3,319)	6,951

Net Cash Provided by Operating Activities	20,107	51,310	40,074

Investing Activities:
Purchases of held to maturity securities	(112,454)	(103,420)	(159,030)
Proceeds from sale of held to maturity securities	143,605	91,278	117,751
Purchases of available for sale securities	—	(24,290)	—
Proceeds from sale of available for sale securities	—	24,308	—
Proceeds from sale of trading securities	—	—	11,089
Increase in other investments	(7,468)	(4,900)	(3,100)
Electric plant additions	(32,093)	(32,407)	(46,090)
Loss on investments, net	—	—	2,348

Net Cash Used for Investing Activities	(8,410)	(49,431)	(77,032)

Financing Activities:
Issuance of long-term debt	100,000	—	350,000
Debt issuance costs	(744)	—	(2,342)
Payments of long-term debt	(88,827)	(28,292)	(244,292)
Dividend - non-controlling interest	(7,800)	—	—
Draws on revolving credit facilities	—	—	52,257
Repayments on revolving credit facilities	—	—	(59,300)

Net Cash Provided by (Used for ) Financing Activities	2,629	(28,292)	96,323

Net Change in Cash and Cash Equivalents	14,326	(26,413)	59,365
Cash and Cash Equivalents - Beginning of Year	37,343	63,756	4,391

Cash and Cash Equivalents - End of Year	$51,669	$37,343	$63,756

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. During 2013, TEC refunded $7.8 million of equity to its owners in the form of a cash dividend. The assets and liabilities, and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.7 million and $14.0 million at December 31, 2013 and December 31, 2012, respectively. The income taxes reported on our Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities for which we have significant influence is recorded using the equity method of accounting. We have a power sales contract with TEC under which we may sell to TEC power that we do not need to meet the needs of our member distribution cooperatives. TEC then sells this power to the market under market-based rate authority granted by FERC. Additionally, we have a separate contract under which we may purchase natural gas from TEC. TEC does not engage in speculative trading.

We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to customers located in Virginia, Delaware, and Maryland. Our sole Class B member, TEC, a taxable corporation, is owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. Our rates are not regulated by the public service commissions of the states in which our member distribution cooperatives operate, but are set periodically by a formula that was accepted for filing by FERC.

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

Depreciation

We conduct depreciation studies approximately every five years and our depreciation rates were as follows:

	Depreciation Rates
Generating Facility	2013	2012	2011
Clover	1.8%	1.8%	1.8%
North Anna	3.0	3.0	3.0
Louisa	3.5	3.5	3.5
Marsh Run	3.2	3.2	3.2
Rock Springs	3.3	3.3	3.3

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract. In 2004, Virginia Power filed a lawsuit seeking recovery of damages in connection with the DOE’s failure to commence accepting spent nuclear fuel from North Anna. A trial held in 2008 ruled in favor of Virginia Power and the DOE filed an appeal. In 2011, the Federal Appeals Court issued a decision affirming the trial court’s damages award and Virginia Power received a settlement amount for spent fuel costs representing certain spent nuclear fuel-related costs incurred through June 30, 2006. Virginia Power then paid us our proportionate share of the payment, $7.8 million, which we recorded as a $6.7 million reduction to fuel expense and a $1.1 million reduction to operations and maintenance expense in 2011. Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred subsequent to June 30, 2006, and on November 1, 2012, signed a settlement agreement with the DOE. Our proportionate share of these costs from July 1, 2006 through December 31, 2012, is $8.3 million, which we recorded as a $6.2 million reduction to fuel expense and a $2.1 million reduction to property, plant, and equipment, as the settlement includes a reimbursement of costs related to fixed assets. During 2013, we recorded $1.8 million as a reduction to fuel expense related to the settlement agreement. At December 31, 2013 and 2012, we had an outstanding receivable of $3.9 million and $2.1 million, respectively.

Fuel, Materials, and Supplies

Fuel, materials, and supplies is primarily comprised of fuel and spare parts for our generating assets. Fuel, which consists primarily of coal and No. 2 fuel oil, is recorded at average cost considering the lower of cost or market. Spare parts for our generating assets are recorded at lower of cost or market.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used. We capitalize interest on borrowings for significant construction projects. Interest capitalized in 2013, 2012, and 2011, was $0.2 million, $1.0 million, and $0.9 million, respectively.

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

TEC is a taxable corporation and its provision for income taxes was immaterial for the years ended December 31, 2013, 2012, and 2011.

Operating Revenues

Our operating revenues are derived from sales to our members and non-members. We sell energy to our Class A members pursuant to long-term wholesale power contracts that we maintain with each of our member distribution cooperatives. These wholesale power contracts obligate each member distribution cooperative to pay us for power furnished in accordance with our rates. For the years ended December 31, 2013, 2012, and 2011, revenue from sales to our member distribution cooperatives was $810.1 million, $826.8 million, and $853.9 million, respectively. See Note 5—Wholesale Power Contracts.

We sell excess purchased and generated energy, if any, to TEC, our Class B member, or to third parties under FERC market-based rate authority. Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives. TEC’s sales to third parties are reflected as non-member revenues; however, in 2013, 2012, and 2011, TEC had no sales to third parties. Excess purchased and generated energy that is not sold to TEC is sold to PJM under its rates for providing energy imbalance service, or to third parties. For the years ended December 31, 2013, 2012, and 2011, energy sales to non-members, including the sale of renewable energy credits, were $31.9 million, $15.9 million, and $37.6 million, respectively.

Formula Rate

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

The rates we charge our member distribution cooperatives for sales of energy and demand are determined by a formula rate accepted by FERC which is intended to permit collection of revenues which will equal the sum of:

•	all of our costs and expenses;

•	20% of our total interest charges; and

•	additional equity contributions approved by our board of directors.

The formula rate identifies the cost components that we can collect through rates, but not the actual amounts to be collected. With limited minor exceptions, we can change our rates periodically to match the costs we have incurred and we expect to incur without seeking FERC approval.

Our margin requirements and additional equity contributions approved by our board of directors are recovered through our demand rates. We establish our demand rates to produce a net margin attributable to ODEC equal to 20% of our budgeted total interest charges plus additional equity contributions approved by our board of directors. The formula rate allows us to recover and refund amounts utilizing Margin Stabilization. Margin Stabilization allows us to review our actual demand-related costs of service and demand revenues and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, generally in the succeeding calendar year. We adjust operating revenues and accounts receivable–members or accounts payable–members, as appropriate, to reflect these adjustments.

Through December 31, 2013, we adjusted our operating revenues to reflect actual demand costs incurred, including a net margin attributable to ODEC equal to 20% of actual interest charges plus additional equity contributions approved by our board of directors. Utilizing Margin Stabilization, we reduced operating revenues by $9.8 million, $15.0 million, and $14.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

On September 30, 2013, we filed with FERC to revise our cost-based formula rate to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. We are currently in settlement discussions with Bear Island, the results of which cannot currently be determined.

We continue to establish our demand rates to produce a net margin attributable to ODEC equal to 20% of our budgeted total interest charges plus additional equity contributions approved by our board of directors and effective January 1, 2014:

•	If the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equals more than 20% of our actual total interest charges, our board of directors may approve that, utilizing Margin Stabilization, revenues will be reduced by the amount of such excess margins, or that such excess margins will be retained as an additional equity contribution.

•	If the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equals more than 10% but less than 20% of our actual total interest charges, then no adjustment is required.

•	If the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equals less than 10% of our actual total interest charges, utilizing Margin Stabilization, revenues will be increased to produce a net margin attributable to ODEC, excluding any budgeted additional equity contributions, equal to 10% of our actual total interest charges.

Regulatory Assets and Liabilities

We account for certain revenues and expenses as a rate-regulated entity in accordance with Accounting for Regulated Operations. This allows certain revenues and expenses to be deferred at the discretion of our board of directors, pursuant to their budgetary and rate setting authority, if it is probable that such amounts will be recovered or refunded through our formula rate in future years. Regulatory assets represent certain costs that are expected to be recovered from our member distribution cooperatives based on rate action by our board of directors in accordance with our formula rate. Regulatory liabilities represent certain probable future reductions in revenues associated with amounts that are to be refunded to our member distribution cooperatives based on rate action by our board of directors in accordance with our formula rate. Certain regulatory assets are included in deferred charges. Certain regulatory liabilities are included in deferred credits and other liabilities. Deferred energy, which can be either a regulatory asset or a regulatory liability, is included in current assets or current liabilities. See “Deferred Energy” below. Regulatory assets and liabilities will be recognized as expenses or as a reduction in expenses, concurrent with their recovery through rates.

Debt Issuance Costs

Capitalized costs associated with the issuance of debt totaled $6.7 million and $8.3 million, at December 31, 2013 and 2012, respectively and are included in deferred charges – other. These costs are being amortized using the effective interest method over the life of the respective debt issues, and are included in interest charges, net.

Deferred Credits and Other Liabilities – Other

Deferred credits and other liabilities – other, includes a gain on a long-term lease transaction (see Note 8—Long-term Lease Transaction), DOE decontamination and decommissioning liability, and liabilities associated with benefit plans for certain executives. The unamortized portion of the deferred gain was $4.3 million and $5.4 million at December 31, 2013 and 2012, respectively. This gain is being amortized into income ratably over the term of the operating lease, through 2018, as a reduction to depreciation and amortization expense.

Deferred Energy

We use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Our deferred energy balance represents the net accumulation of any under- or over-collection of energy costs. At December 31, 2013 and 2012, we had an over-collected deferred energy balance of $37.2 million and $56.0 million, respectively. Over-collected deferred energy balances are refunded to our member distribution cooperatives in subsequent periods. In January 2014, the entire mid-Atlantic region experienced extremely cold weather, which increased our member distribution cooperatives’ customers’ requirements for power as well as increased our purchased power and fuel expenses. As a result, our deferred energy balance changed from an over-collection of energy costs to an under-collection of energy costs. We currently anticipate that our deferred energy balance at January 31, 2014, is an under-collection of energy costs of approximately $33.4 million.

Financial Instruments (including Derivatives)

Investments included in the nuclear decommissioning trust are classified as available for sale, and accordingly, are carried at fair value. Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or a regulatory asset until realized.

Unrestricted investments and lease deposits in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost. Other investments are recorded at cost, which approximates fair value. See Note 9—Investments.

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

We also purchase natural gas futures generally for three years or less to hedge the price of natural gas for the operation of our combustion turbine facilities. These derivatives do not qualify for the normal purchases/normal sales exception. For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we may elect cash flow hedge accounting in accordance with Accounting for Derivatives and Hedging. Accordingly, gains and losses on derivative contracts are deferred into other comprehensive income until the hedged underlying transaction occurs or is no longer likely to occur. For derivative contracts where hedge accounting is not utilized, or for which ineffectiveness exists, we defer all remaining gains and losses on a net basis as a regulatory asset or liability in accordance with Accounting for Regulated Operations. These amounts are subsequently reclassified as purchased power or fuel expense in our Consolidated Statements of Revenues, Expenses, and Patronage Capital as the power or fuel is delivered and/or the contract settles. There were no contracts for which we have elected cash flow hedge accounting and therefore, there was no hedge ineffectiveness during the years ended December 31, 2013, 2012, or 2011.

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

Patronage Capital

We are organized and operate as a cooperative. Patronage capital represents our retained net margins, which have been allocated to our members based upon their respective power purchases in accordance with our bylaws. Any distributions of patronage capital are subject to the discretion of our board of directors and the restrictions contained in our Indenture and our syndicated credit agreement. See Note 11—Long-term Debt for discussion of the restrictions contained in the Indenture.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, derivatives, and receivables arising from sales to our members and non-members. Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $88.5 million and $86.2 million, at December 31, 2013 and 2012, respectively.

Segment

We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. Our President and CEO serves as our chief operating decision maker who manages and reviews our operating results as one operating, and therefore one reportable, segment. We supply our member distribution cooperatives’ energy and demand requirements through a portfolio of resources including generating facilities, physically-delivered forward power purchase contracts, and spot market energy purchases.

Cash Equivalents

For purposes of our Consolidated Statements of Cash Flows, we consider all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 2—Electric Plant

Our net electric plant is comprised of the following for 2013:

	Clover	North Anna	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$671,708	$335,151	$585,067	$68,622	$1,660,548
Accumulated depreciation	(349,197)	(184,314)	(198,520)	(23,257)	(755,288)
Nuclear fuel	—	76,458	—	—	76,458
Accumulated amortization of nuclear fuel	—	(52,822)	—	—	(52,822)
Construction work in progress (1)	6,670	20,536	—	9,276	36,482

	$329,181	$195,009	$386,547	$54,641	$965,378

(1)	Other includes $6.0 million related to Wildcat Point and $3.1 million for transmission.

Our net electric plant is comprised of the following for 2012:

	Clover	North Anna	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$672,541	$331,878	$584,004	$67,282	$1,655,705
Accumulated depreciation	(344,428)	(176,442)	(179,072)	(21,599)	(721,541)
Nuclear fuel	—	63,186	—	—	63,186
Accumulated amortization of nuclear fuel	—	(42,807)	—	—	(42,807)
Construction work in progress	6,080	29,955	105	657	36,797

	$334,193	$205,770	$405,037	$46,340	$991,340

We hold a 50% undivided ownership interest in Clover, a two-unit, 874 MW (net capacity entitlement) coal-fired electric generating facility operated by Virginia Power. We are responsible for 50% of all post-construction additions and operating costs associated with Clover, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for Clover, and we must fund these items. Our portion of assets, liabilities, and operating expenses associated with Clover are included in our consolidated financial statements in accordance with proportionate consolidation accounting. At December 31, 2013 and 2012, we had an outstanding accounts payable balance of $12.7 million and $14.7 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

We hold an 11.6% undivided ownership interest in North Anna, a two-unit, 1,897 MW (net capacity entitlement) nuclear power facility, as well as nuclear fuel and common facilities at the power station, and a portion of spare parts inventory, and other support facilities. North Anna is operated by Virginia Power, which owns the balance of the plant. We are responsible for 11.6% of all post-acquisition date additions and operating costs associated with the plant, as well as a pro-rata portion of Virginia Power’s administrative and general expenses for North Anna, and we must fund these items. Our portion of assets, liabilities, and operating expenses associated with North Anna are included in our consolidated financial statements in accordance with proportionate consolidation accounting. At December 31, 2013 and 2012, we had an outstanding accounts payable balance of $4.1 million and $11.2 million, respectively, due to Virginia Power for the operation, maintenance, and capital investment at North Anna.

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

Wildcat Point

On April 23, 2013, we announced our intention to seek approval to develop and construct a 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals and our board’s approval of an EPC contractor. On May 20, 2013, we applied to the Maryland Public Service Commission for a Certificate of Public Convenience and Necessity, and we currently anticipate that we will receive approval mid-2014, begin construction in late 2014, and the facility will become operational in mid-2017. We continue to pursue other necessary permits and contracts related to the development and construction of the facility.

Wildcat Point will consist of two combustion turbines, two heat recovery steam generators and one steam turbine generator. Mitsubishi will supply the combustion turbines and Alstom will supply the heat recovery steam generators and the steam turbine generator. In the fourth quarter of 2013, we issued an RFP for potential EPC contractors to construct Wildcat Point. We are currently evaluating the responses to the RFP and anticipate recommending an EPC contractor to our board of directors for approval mid-2014. In 2013, we expensed $7.7 million of preconstruction costs related to Wildcat Point, which are recorded in administrative and general expense; and we capitalized progress payments for the combustion turbines and emission reduction credits totaling $6.0 million, which are recorded in construction work in progress.

Capital Expenditures

The table below summarizes our projected capital expenditures, including capitalized interest, for 2014 through 2016:

	Projected Year Ended December 31,
	2014	2015	2016
	(in millions)
Wildcat Point (1)	$98.7	$455.8	$185.4
Clover	17.5	20.3	9.2
North Anna nuclear fuel	13.1	7.9	16.0
North Anna	10.3	7.4	8.0
Transmission	7.5	7.0	3.0
Combustion turbine facilities	0.9	1.1	1.1
Other	2.6	2.8	2.9

Total	$150.6	$502.3	$225.6

(1)	Wildcat Point capital expenditures are subject to necessary governmental and regulatory approvals.

Nearly all of our capital expenditures consist of additions to electric plant and equipment. Capital expenditures for “Other” include costs related to our administrative and general assets, and distributed generation facilities. We intend to use our cash flow from operations, borrowings under our syndicated credit facility, and financings in the debt capital markets to fund all of our currently projected capital requirements through 2016.

NOTE 3—Accounting for Asset Retirement and Environmental Obligations

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

In the absence of quoted market prices, we estimate the fair value of our asset retirement obligations by using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Our estimated liability could change significantly if actual costs vary from assumptions or if governmental regulations change significantly.

A significant portion of our asset retirement obligations relate to our share of the future costs to decommission North Anna. At December 31, 2013 and 2012, North Anna’s nuclear decommissioning asset retirement obligation totaled $72.1 million and $68.5 million, respectively. Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts. In 2009, we received the new study and adopted it effective July 1, 2009. We are not aware of any events that have occurred since the 2009 study that would materially impact our estimate. The next decommissioning study for North Anna is scheduled to be performed in 2014.

The following represents changes in our asset retirement obligations for the years ended December 31, 2013 and 2012 (in thousands):

Asset retirement obligations at December 31, 2011	$73,141
Accretion expense	3,739

Asset retirement obligations at December 31, 2012	$76,880
Accretion expense	3,980

Asset retirement obligations at December 31, 2013	$80,860

The cash flow estimates for North Anna’s asset retirement obligations are based upon the 20-year life extension which was granted in 2003 and extends the life of Unit 1 to April 2038 and Unit 2 to August 2040. Given the life extension, the level of the nuclear decommissioning trust currently appears to be adequate to fund North Anna’s asset retirement obligations and no additional funding is currently required. Therefore, with the approval of FERC, we ceased collection of decommissioning expense in August 2003. As we are not currently collecting decommissioning expense in our rates, we are deferring the difference between the earnings on the nuclear decommissioning trust and the total asset retirement obligation related depreciation and accretion expense for North Anna as part of our asset retirement obligation regulatory liability. See Note 10—Regulatory Assets and Liabilities.

NOTE 4—Power Purchase Agreements

In 2013, 2012, and 2011, our owned generating facilities together furnished approximately 39.4%, 33.4%, and 33.3%, respectively, of our energy requirements. The remaining needs were satisfied through physically-delivered forward purchase power contracts and spot market purchases.

We purchase significant amounts of power in the market through long-term and short-term physically-delivered forward power purchase contracts. We also purchase power in the spot market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market price risks. These policies and procedures, developed through consultation with ACES, an energy trading and risk management company, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility. At December 31, 2013 and 2012, due to changes in energy prices, we were required to post $4.4 million with our counterparties pursuant to contracts we have in place with them.

Our purchased power costs for 2013, 2012, and 2011 were $529.7 million, $537.7 million, and $593.0 million, respectively.

As of December 31, 2013, our energy and capacity purchase commitments under the various agreements were as follows:

Year Ending December 31,	Energy and Capacity Commitments
(in millions)
2014	$212.0
2015	187.3
2016	200.3

$599.6

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

The principal exception to the all-requirements obligations of the member distribution cooperatives relates to the ability of our mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA. Purchases under this exception constituted approximately 1.5% of our member distribution cooperatives’ total energy requirements in 2013.

Two additional limited exceptions to the all-requirements nature of the contract permit the member distribution cooperatives to receive up to the greater of 5% of their power requirements or 5 MW from owned generation or other suppliers, and to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. In 2013, our member distribution cooperatives collectively received 6.7 MW under these exceptions. In 2014, we currently anticipate that our member distribution cooperatives collectively will receive approximately 74 MW under these exceptions. We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.

Each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract in accordance with our formula rate. The formula rate, which has been filed with and accepted by FERC, is designed to recover our total cost of service and create a firm equity base. More specifically, the formula rate is intended to meet all of our costs, expenses, and financial obligations associated with our ownership, operation, maintenance, repair, replacement, improvement, modification, retirement, and decommissioning of our generating plants, transmission system, or related facilities, services provided to the member distribution cooperatives, and the acquisition and transmission of power or related services, including:

•	payments of principal and premium, if any, and interest on all indebtedness issued by us (other than payments resulting from the acceleration of the maturity of the indebtedness);

•	any additional cost or expense, imposed or permitted by any regulatory agency; and

•	additional amounts necessary to meet the requirement of any rate covenant with respect to coverage of principal and interest on our indebtedness contained in any indenture or contract with holders of our indebtedness.

The rates established under the wholesale power contracts are designed to enable us to comply with financing, regulatory, and governmental requirements, which apply to us from time to time.

Revenues from our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)

Rappahannock Electric Cooperative	$275.9	$280.4	$290.4
Shenandoah Valley Electric Cooperative	150.4	152.1	159.8
Delaware Electric Cooperative, Inc.	94.7	95.4	97.6
Choptank Electric Cooperative, Inc.	72.1	75.9	76.6
Southside Electric Cooperative	64.5	66.0	67.5
A&N Electric Cooperative	47.8	48.4	50.1
Mecklenburg Electric Cooperative	39.7	40.6	41.8
Prince George Electric Cooperative	21.6	22.1	22.5
Northern Neck Electric Cooperative	19.5	19.7	20.5
Community Electric Cooperative	13.9	14.1	14.7
BARC Electric Cooperative	10.0	12.1	12.4

	$810.1	$826.8	$853.9

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$134,454	$42,661	$91,793	$—
Unrestricted investments and other (3)	173	173	—	—
Derivatives - gas and power (4)	412	412	—	—

Total Financial Assets	$135,039	$43,246	$91,793	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$113,280	$38,048	$75,232	$—
Unrestricted investments and other (3)	122	122	—	—

Total Financial Assets	$113,402	$38,170	$75,232	$—

Derivatives - gas and power (4)	$624	$624	$—	$—

Total Financial Liabilities	$624	$624	$—	$—

(1)	For additional information about our nuclear decommissioning trust see Note 9—Investments.
(2)	Nuclear decommissioning trust includes investments that are available for sale and classified as Level 2. These Level 2 assets consist of an equity fund that attempts to replicate the return of the S&P 500, an equity fund that invests in small capitalization stocks, and an equity fund that invests in international stocks. The fair values of the investments in the nuclear decommissioning trust have been estimated using the net asset value per share.
(3)	Unrestricted investments and other includes investments that are related to equity securities.
(4)	Derivatives – gas and power represent natural gas futures contracts which are recorded on our Consolidated Balance Sheet in either deferred charges-other or deferred credits and other liabilities–other, and which are indexed against NYMEX. See Note 1—Summary of Significant Accounting Policies.

We did not have any financial assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

NOTE 7—Derivatives and Hedging

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation. In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk. To manage this exposure, we utilize derivative instruments. See Note 1—Summary of Significant Accounting Policies.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating activities section of our Consolidated Statements of Cash Flows.

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of December 31, 2013 Quantity	As of December 31, 2012 Quantity
Natural Gas	MMBTU	1,470,000	650,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
	Balance Sheet Location	As of December 31, 2013	As of December 31, 2012
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$412	$—

Total derivatives in an asset position		$412	$—

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$—	$624

Total derivatives in a liability position		$—	$624

The Effect of Derivative Instruments on the Statement of Revenues, Expenses, and Patronage Capital

for the Years Ended December 31, 2013 and 2012

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability for Derivatives as of December 31,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Year Ended December 31,
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Natural gas futures contracts (1)	$419	$(2,264)	Fuel	$(3,031)	$(6,522)
Purchased power contracts	—	—	Purchased power	—	(2,736)

Total	$419	$(2,264)		$(3,031)	$(9,258)

(1)	As of December 31, 2013 and 2012, includes a regulatory asset of $7.0 thousand and $1.6 million, respectively, to be recognized in future periods as the result of the contracts being effectively settled.

NOTE 8—Long-term Lease Transaction

On March 1, 1996, we entered into a long-term lease transaction with an owner trust for the benefit of an investor. Under the terms of the transaction, we entered into a 48.8 year lease of our interest in Clover Unit 1, valued at $315.0 million, to such owner trust, and immediately after we entered into a 21.8 year lease of the interest back from such owner trust. As a result of the transaction, we recorded a deferred gain of $23.7 million, which is being amortized into income ratably over the 21.8 year operating lease term, as a reduction to operating expenses. At December 31, 2013 and 2012, the unamortized portion of the deferred gain was $4.3 million and $5.4 million, respectively.

We used a portion of the one-time rental payment of $315.0 million we received to enter into a payment undertaking agreement and to purchase an investment that would provide for substantially all of our periodic rent payments under the leaseback, and the fixed purchase price of the interest in the unit at the end of the term of the leaseback if we were to exercise our option to purchase the interest of the owner trust in the unit at that time. The payment undertaking agreement, which had a balance of $309.7 million at December 31, 2013, is issued by Rabobank, which has senior debt obligations which are currently rated “AA-” by S&P and “Aa2” by Moody’s, respectively. The amount of debt considered to be extinguished by in substance defeasance was $309.7 million and $310.8 million, at December 31, 2013 and 2012, respectively.

At the end of the term of the leaseback, we have three options: (1) retain possession of the interest in the unit by paying a fixed purchase price to the owner trust, (2) return possession of the interest to the owner trust and arrange for an acceptable third-party to enter into a power purchase agreement with the owner trust, or (3) return possession of the interest and pay a termination amount to the owner trust.

NOTE 9—Investments

Investments were as follows at December 31, 2013 and 2012:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(in thousands)
December 31, 2013

Nuclear decommissioning trust (1)(2)
Debt securities	Available for sale	$40,352	$1,719	$—	$42,071	$42,071
Equity securities	Available for sale	62,293	29,500	—	91,793	91,793
Cash and other	Available for sale	590	—	—	590	590

Total Nuclear Decommissioning Trust		$103,235	$31,219	$—	$134,454	$134,454

Lease Deposits (3)
Government obligations	Held to maturity	$96,634	$5,676	$—	$102,310	$96,634

Total Lease Deposits		$96,634	$5,676	$—	$102,310	$96,634

Unrestricted investments
Government obligations	Held to maturity	$20,174	$1	$—	$20,175	$20,174
Debt securities	Held to maturity	2,200	—	(4)	2,196	2,200

Total Unrestricted Investments		$22,374	$1	$(4)	$22,371	$22,374

Other
Equity securities	Trading	$131	$42	$—	$173	$173
Non-marketable equity investments	Equity	2,349	1,735	—	4,084	2,349

Total Other		$2,480	$1,777	$—	$4,257	$2,522

						$255,984

December 31, 2012

Nuclear decommissioning trust (1)(2)
Debt securities	Available for sale	$34,342	$3,473	$—	$37,815	$37,815
Equity securities	Available for sale	61,322	13,910	—	75,232	75,232
Cash and other	Available for sale	233	—	—	233	233

Total Nuclear Decommissioning Trust		$95,897	$17,383	$—	$113,280	$113,280

Lease Deposits (3)
Government obligations	Held to maturity	$94,145	$11,063	$—	$105,208	$94,145

Total Lease Deposits		$94,145	$11,063	$—	$105,208	$94,145

Unrestricted investments
Government obligations	Held to maturity	$51,900	$8	$—	$51,908	$51,900
Debt securities	Held to maturity	1,750	—	—	1,750	1,750

Total Unrestricted Investments		$53,650	$8	$—	$53,658	$53,650

Other
Equity securities	Available for sale	$113	$9	$—	$122	$122
Non-marketable equity investments	Equity	1,827	—	—	1,827	1,827

Total Other		$1,940	$9	$—	$1,949	$1,949

						$263,024

(1)	Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3—Accounting for Asset Retirement Obligations. Unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability.
(2)	In the fourth quarter of 2013 and the third quarter of 2012, we rebalanced our portfolio in the nuclear decommissioning trust.
(3)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8—Long-term Lease Transaction.

Our investments by classification at December 31, 2013 and 2012, were as follows:

	December 31, 2013		December 31, 2012
		Carrying		Carrying
Description	Cost	Value	Cost	Value
	(in thousands)
Available for sale	$103,235	$134,454	$96,010	$113,402
Held to maturity	119,008	119,008	147,795	147,795
Equity	2,349	2,349	1,827	1,827
Trading	131	173	—	—

	$224,723	$255,984	$245,632	$263,024

Contractual maturities of debt securities at December 31, 2013, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for sale (1)	$—	$—	$42,071	$—	$42,071
Held to maturity	21,931	96,840	237	—	119,008

	$21,931	$96,840	$42,308	$—	$161,079

(1)	The contractual maturities of available for sale debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

NOTE 10—Regulatory Assets and Liabilities

In accordance with Accounting for Regulated Operations, we record regulatory assets and liabilities that result from our ratemaking. Our regulatory assets and liabilities at December 31, 2013 and 2012, were as follows:

	December 31,
	2013	2012
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$17,435	$18,297
Deferred asset retirement costs	363	380
Deferred net unrealized losses on derivative instruments	—	2,264
NOVEC contract termination fee	36,703	39,149
Loan acquisition fee	894	1,118
Interest rate hedge	2,879	3,050
North Anna Unit 3	22,748	22,748
Voluntary prepayment to NRECA Retirement Security Plan	6,961	—

Total Regulatory Assets	$87,983	$87,006

Regulatory Liabilities:
North Anna asset retirement obligation deferral	$39,581	$35,958
Norfolk Southern settlement	5,136	17,462
North Anna nuclear decommissioning trust unrealized gain	31,220	17,383
Unamortized gains on reacquired debt	584	649
Deferred net unrealized gains on derivative instruments	419	—

Total Regulatory Liabilities	$76,940	$71,452

Regulatory Liabilities included in Current Liabilities:
Deferred energy	$37,193	$56,027

The regulatory assets will be recognized as expenses concurrent with their recovery through rates and the regulatory liabilities will be recognized as a reduction to expenses concurrent with their refund through rates.

Regulatory assets included in deferred charges are detailed as follows:

•	Unamortized losses on reacquired debt are the costs we incurred to purchase our outstanding indebtedness prior to its scheduled retirement. These losses are amortized over the life of the original indebtedness and will be fully amortized in 2023.

•	Deferred asset retirement costs reflect the cumulative effect of a change in accounting principle for the Clover and distributed generation facilities as a result of the adoption of Accounting for Asset Retirement and Environmental Obligations. These costs will be fully amortized in 2034.

•	Deferred net unrealized losses on derivative instruments will be matched and recognized in the same period the expense is incurred for the hedged item.

•	NOVEC contract termination fee reflects the amount allocated to the contract value of the payment to NOVEC in 2008 as part of the termination agreement. The wholesale power contract with NOVEC was scheduled to expire in 2028, thus the contract termination fee will be amortized ratably through 2028 through amortization of regulatory asset/(liability), net.

•	Loan acquisition fee reflects the onetime fee we paid to the investor to facilitate the acquisition of the $33.0 million loan related to the lease of Clover Unit 1. This fee will be amortized ratably over the remaining life of the lease and will be fully amortized in 2018.

•	Interest rate hedge. To mitigate a portion of our exposure to fluctuations in long-term interest rates related to the debt we issued in 2011, we entered into an interest rate hedge. This will be amortized over the life of the 2011 debt and will be fully amortized in 2050.

•	North Anna Unit 3. In February 2011, we made the determination not to participate in North Anna Unit 3 and on December 16, 2011, we finalized our withdrawal as a participant in the project and transferred our interest to Virginia Power. Related to this decision, in 2011 we reclassified the corresponding construction work in progress to a regulatory asset. Reimbursement of costs recorded in the regulatory asset to us by Virginia Power is subject to the VSCC approval. We cannot currently estimate if or when Virginia Power will seek approval from the VSCC. If these costs are not determined to be collectible from Virginia Power, we will begin amortizing our regulatory asset and collect these costs from our member distribution cooperatives through our formula rate.

•	Voluntary prepayment to NRECA Retirement Security Plan. In April 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan, a noncontributory, defined benefit multiple employer master pension plan. We recorded this prepayment as a regulatory asset which will be amortized over ten years beginning January 1, 2013.

Regulatory liabilities included in deferred credits and other liabilities are detailed as follows:

•	North Anna asset retirement obligation deferral is the cumulative effect of change in accounting principle as a result of the adoption of Accounting for Asset Retirement and Environmental Obligations plus the deferral of subsequent activity primarily related to accretion expense offset by interest income on the nuclear decommissioning trust.

•	Norfolk Southern settlement reflects the difference in the amount previously accrued and the actual settlement amount. The remaining amount will be amortized ratably through May 2014 as a reduction of fuel expense.

•	North Anna nuclear decommissioning trust unrealized gain reflects the unrealized gain on the investments in the nuclear decommissioning trust.

•	Unamortized gains on reacquired debt are the gains we recognized when we purchased our outstanding indebtedness prior to its scheduled retirement. These gains are amortized over the life of the original indebtedness and will be fully amortized in 2023.

•	Deferred net unrealized gains on derivative instruments will be matched and recognized in the same period the expense is incurred for the hedged item.

Regulatory liabilities included in current liabilities are detailed as follows:

•	Deferred energy balance represents the net accumulation of over-collection of energy costs. We use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Over-collected deferred energy balances are refunded to our members in subsequent periods.

NOTE 11—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2013	2012
	(in thousands)

$50,000,000 principal amount of First Mortgage Bonds, 2013 Series A due 2043 at an interest rate of 4.21%	$50,000	$—

$50,000,000 principal amount of First Mortgage Bonds, 2013 Series B due 2053 at an interest rate of 4.36%	50,000	—

$90,000,000 principal amount of First Mortgage Bonds, 2011 Series A due 2040 at an interest rate of 4.83%	81,000	84,000

$165,000,000 principal amount of First Mortgage Bonds, 2011 Series B due 2040 at an interest rate of 5.54%	165,000	165,000

$95,000,000 principal amount of First Mortgage Bonds, 2011 Series C due 2050 at an interest rate of 5.54%	87,875	90,250

$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	156,247	166,664

$27,755,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.00%	—	27,755

$32,455,000 principal amount of 2002 Series A Bonds due 2028 at an interest rate of 5.625%	—	32,455

$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	187,500	200,000

	777,622	766,124
Unamortized discounts and premiums	—	4
Current maturities	(28,292)	(28,292)

	$749,330	$737,836

At December 31, 2013 and 2012, deferred gains and losses on reacquired debt totaled a net loss of approximately $16.9 million and $17.6 million, respectively. Deferred gains and losses on reacquired debt are deferred under regulatory accounting. See Note 10—Regulatory Assets and Liabilities.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,	(in thousands)
2014	$28,292
2015	28,292
2016	28,292
2017	28,292
2018	28,292
2019 and thereafter	636,162

$777,622

The aggregate fair value of long-term debt was $846.4 million and $907.6 million at December 31, 2013 and 2012, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

All of our long-term debt is issued under our Indenture. Substantially all of our real property and tangible personal property and some of our intangible personal property are pledged as collateral under the Indenture. Under the Indenture, we may not make any distribution, including a dividend or payment or retirement of patronage capital, to our members if an event of default exists under the Indenture. Otherwise, we may make a distribution to our members if (1) after the distribution, our patronage capital as of the end of the most recent fiscal quarter would be equal to or greater than 20% of our total long-term debt and patronage capital, or (2) all of our distributions for the year in which the distribution is to be made do not exceed 5% of the patronage capital as of the end of the most recent fiscal year. For this purpose, patronage capital and total long-term debt do not include any earnings retained in any of our subsidiaries or affiliates or the debt of any of our subsidiaries or affiliates.

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

On June 28, 2013, we issued $100.0 million of first mortgage bonds in a private placement transaction. The issuance consisted of $50.0 million of 4.21% First Mortgage Bonds, 2013 Series A due December 1, 2043 and $50.0 million of 4.36% First Mortgage Bonds, 2013 Series B due December 1, 2053.

NOTE 12—Short-term Borrowing Arrangements

We currently maintain a $500.0 million, five-year committed revolving credit facility to cover our short-term and medium-term funding needs. We did not have any outstanding borrowings under this facility at December 31, 2013 or December 31, 2012; however, the interest rate on any borrowings would have been 1.1% and 1.2%, respectively.

On March 12, 2014, we amended and extended our $500.0 million, five-year revolving credit agreement with CoBank, ACB, Wells Fargo Securities, LLC, Merrill Lynch, Pierce Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and PNC Capital Markets LLC as joint lead arrangers, CoBank, ACB, as syndication agent, Wells Fargo Bank, National Association, as administrative agent and swingline lender, and Bank of America, N.A., JPMorgan Chase Bank, N.A., and PNC Bank, N.A. as documentation agents. Commitments under the credit agreement now extend until March 5, 2019, unless earlier terminated in accordance with the agreement.

Borrowings under the credit agreement that are based on Eurodollar rates bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.90% to 1.5%, depending on our credit ratings.

Borrowings not based on Eurodollar rates, including swingline borrowings, bear interest at the highest of (1) the federal funds effective rate plus 0.5%, (2) the prime commercial lending rate of the administrative agent, and (3) the daily LIBOR for a one-month interest period plus 1.0%, plus in each case a margin ranging from 0.0% to 0.5%. Additionally, we are also responsible for customary unused commitment fees, an administrative agent fee and letter of credit fees.

The credit agreement contains customary conditions to borrowing or the issuance of letters of credit, representations and warranties, and covenants. The credit agreement obligates us to maintain a debt to capitalization ratio of no more than 0.85 to 1.00 and to maintain a margins-for-interest of no less than 1.10 times interest charges (calculated in accordance with our secured indenture as currently in effect). Obligations under the credit agreement may be accelerated following, among other things, (1) the failure to pay outstanding principal when due or other amounts, including interest, within five days after the due date, (2) a material misrepresentation, (3) a cross-payment default or cross-acceleration under specified indebtedness, (4) failure by us to perform any obligation relating to the credit agreement following, in some cases, specified cure periods, (5) bankruptcy or insolvency events, (6) invalidity of the credit agreement and related loan documentation or our assertion of invalidity, and (7) a failure by our member distribution cooperatives to pay amounts in excess of an agreed threshold owing to us beyond a specified cure period.

We maintain a policy which allows our member distribution cooperatives to prepay or extend payment on their monthly power bills. Under this policy, we pay interest on prepayment balances at a blended investment and short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and short-term borrowing rate. Amounts prepaid by our member distribution cooperatives are included in accounts payable-members and totaled $15.2 million and $23.5 million at December 31, 2013 and 2012, respectively. Amounts extended by our member distribution cooperatives are included in accounts receivable-members and totaled $10.8 million and $13.6 million at December 31, 2013 and 2012, respectively.

NOTE 13—Employee Benefits

Substantially all of our employees participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit multiple employer master pension plan. The legal name of the plan is the NRECA Retirement Security Plan; the employer identification number is 53–0116145, and the plan number is 333. Plan information is available publicly through the annual Form 5500, including attachments. The plan year is January 1 through December 31. In total, the NRECA Retirement Security Plan was over 80% funded on January 1, 2013 and was between 65% and 80% funded at January 1, 2012, based on the PPA funding target and PPA actuarial value of assets on those dates. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. We also participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the Retirement Security Plan because of the IRC limitations. Our required contribution to the NRECA Retirement Security Plan and the pension restoration plan totaled $2.9 million, $2.9 million, and $2.7 million, in 2013, 2012, and 2011, respectively. In each of these years, our contributions represented less than 5% of the total contributions made to the plan by all participating employers. In 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan and recorded this payment as a regulatory asset which is being amortized over ten years beginning January 1, 2013. There were no changes that significantly affect the comparability of the 2012 and 2011 contributions. There has been no funding improvement plan or rehabilitation plan implemented nor is one pending, and we did not pay a surcharge to the plan for 2013. Pension expense, inclusive of administrative fees, was $3.0 million, $3.0 million, and $2.8 million for 2013, 2012, and 2011, respectively. Pension expense for 2013 includes $0.7 million related to the amortization of the voluntary prepayment.

We have also elected to participate in a defined contribution 401(k) retirement plan administered by TransAmerica Retirement Solutions. We match up to the first 2% of each participant’s base salary. Our matching contributions were $206,000, $204,000, and $203,000, in 2013, 2012, and 2011, respectively.

NOTE 14—Other

Virginia Power Ancillary Service Settlement

On January 31, 2014, we entered into a settlement agreement with Virginia Power to resolve a dispute concerning certain past and future ancillary service credits due to us related to our ownership in Clover and North Anna. We recorded an $8.1 million receivable and a corresponding reduction to purchased power expense for ancillary service credits due to us through December 31, 2013. We received a payment of $5.7 million in February 2014, and have a remaining receivable of $2.4 million.

NOTE 15—Supplemental Cash Flows Information

Cash paid for interest, net of amounts capitalized, in 2013, 2012, and 2011, was $44.3 million, $45.4 million, and $49.0 million, respectively. Cash paid for income taxes was immaterial in 2013, 2012, and 2011.

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

Our share of the maximum retrospective premium assessments for the coverage assessments described above is estimated to be a maximum of $31.1 million at December 31, 2013.

NOTE 17—Subsequent Events

In accordance with our revised formula rate, we increased our total energy rate approximately 0.5%, effective January 1, 2014.

On March 11, 2014, our board of directors approved an additional increase to our total energy rate of approximately 11.8%, effective April 1, 2014.

NOTE 18—Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years 2013 and 2012 follows. Amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of management for a fair statement of the results for the interim periods. Results for the interim periods may fluctuate as a result of weather conditions, changes in rates, and other factors.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands)
Statement of Operations Data
2013
Operating Revenues	$220,713	$187,623	$220,393	$213,340	$842,069
Operating Margin	14,302	13,130	14,010	11,148	52,590
Net Margin attributable to ODEC	2,386	2,346	2,448	2,393	9,573

2012
Operating Revenues	$222,427	$198,280	$224,244	$197,730	$842,681
Operating Margin	14,365	13,848	16,386	14,546	59,145
Net Margin attributable to ODEC	2,516	2,498	2,475	2,450	9,939

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management has assessed our internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2013, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria. We have not identified any material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On March 12, 2014, we amended and extended our $500.0 million, five-year revolving credit agreement with CoBank, ACB, Wells Fargo Securities, LLC, Merrill Lynch, Pierce Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and PNC Capital Markets LLC as joint lead arrangers, CoBank, ACB, as syndication agent, Wells Fargo Bank, National Association, as administrative agent and swingline lender, and Bank of America, N.A., JPMorgan Chase Bank, N.A., and PNC Bank, N.A. as documentation agents. Commitments under the credit agreement now extend until March 5, 2019, unless earlier terminated in accordance with the agreement.

Borrowings under the credit agreement that are based on Eurodollar rates bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.90% to 1.5%, depending on our credit ratings. Borrowings not based on Eurodollar rates, including swingline borrowings, bear interest at the highest of (1) the federal funds effective rate plus 0.5%, (2) the prime commercial lending rate of the administrative agent, and (3) the daily LIBOR for a one-month interest period plus 1.0%, plus in each case a margin ranging from 0.0% to 0.5%. Additionally, we are also responsible for customary unused commitment fees, an administrative agent fee and letter of credit fees.

The credit agreement contains customary conditions to borrowing or the issuance of letters of credit, representations and warranties, and covenants. The credit agreement obligates us to maintain a debt to capitalization ratio of no more than 0.85 to 1.00 and to maintain a margins-for-interest of no less than 1.10 times interest charges (calculated in accordance with our secured indenture as currently in effect). Obligations under the credit agreement may be accelerated following, among other things, (1) the failure to pay outstanding principal when due or other amounts, including interest, within five days after the due date, (2) a material misrepresentation, (3) a cross-payment default or cross-acceleration under specified indebtedness, (4) failure by us to perform any obligation relating to the credit agreement following, in some cases, specified cure periods, (5) bankruptcy or insolvency events, (6) invalidity of the credit agreement and related loan documentation or our assertion of invalidity, and (7) a failure by our member distribution cooperatives to pay amounts in excess of an agreed threshold owing to us beyond a specified cure period.

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

Information concerning those serving on our board of directors as of December 31, 2013, including principal occupation and employment during the past five years, qualifications, attributes, skills, and directorships in public corporations, if any, is listed below.

John William Andrew, Jr. (60). President and CEO of Delaware Electric Cooperative, Inc. since 2005. Mr. Andrew has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2005.

M Dale Bradshaw (60). CEO of Prince George Electric Cooperative since 1995. Mr. Bradshaw has held executive positions in the utility industry for over three decades and has been a director of ODEC since 1995.

Paul H. Brown (68). Retired, formerly Vice President of Commercial Lending of Bank of Southside Virginia where he served from 1995 to 2012. Mr. Brown has been a director of ODEC since 2013 and a director of Prince George Electric Cooperative since 2007.

Darlene H. Carpenter (67). Realtor of Montague, Miller & Company Realtors, Inc. since 2006. Ms. Carpenter has been a director of ODEC since 2009 and a director of Rappahannock Electric Cooperative since 1984. Ms. Carpenter is a past director of National Rural Utilities Cooperative Finance Corporation where she completed two three-year terms including serving on the audit committee (as chairman), the loan committee and the corporate relations committee.

Earl C. Currin, Jr. (70). Retired, formerly Provost at Southside Community College where he served from 1970 to 2007. Dr. Currin taught both accounting and economics at the college level. Dr. Currin has been a director of ODEC since 2008 and a director of Southside Electric Cooperative since 1986.

E. Garrison Drummond (62). Insurance agent of Drummond Insurance Agency, Inc. since 1984. Mr. Drummond has been a director of ODEC since 2012 and a director of A&N Electric Cooperative since 2002.

Jeffrey S. Edwards (50). President and CEO of Southside Electric Cooperative since 2007. Mr. Edwards has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2007.

Kent D. Farmer (56). President and CEO of Rappahannock Electric Cooperative since 2004. Mr. Farmer has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2004.

Fred C. Garber (69). Retired, formerly President of Mt. Jackson Farm Service from 1973 to 2003. Mr. Garber has been a director of ODEC since 2005 and a director of Shenandoah Valley Electric Cooperative since 1984.

Hunter R. Greenlaw, Jr. (68). President of Greenlaw, Edwards & Leake, Inc., a real estate development and general contracting company since 1974. Mr. Greenlaw has been a director of ODEC since 1991 and a director of Northern Neck Electric Cooperative since 1979.

Steven A. Harmon (52). President of Community Electric Cooperative since 2013. Mr. Harmon was President and CEO of H-2 Business Solutions, LLC, from 2012 to 2013 and was Executive Vice President and General Manger of Pioneer Electric Cooperative from 2006 to 2011. Mr. Harmon has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2013.

Bruce A. Henry (68). Owner and Secretary/Treasurer of Delmarva Builders, Inc., since 1981. Mr. Henry has been a director of ODEC since 1993 and a director of Delaware Electric Cooperative, Inc. since 1978.

David J. Jones (65). Owner/operator of Big Fork Farms since 1970 and Vice President of Exchange Warehouse, Inc. from 1996 to 2006. Mr. Jones has been a director of ODEC since 1986 and a director of Mecklenburg Electric Cooperative since 1982.

Michael J. Keyser (37). CEO and General Manager of BARC Electric Cooperative since 2010. Mr. Keyser was CEO and General Counsel for American Samoa Power Authority from 2006 to 2010. Mr. Keyser has held executive positions in the utility industry since 2006 and has been a director of ODEC since 2010.

John C. Lee, Jr. (53). President and CEO of Mecklenburg Electric Cooperative since 2008. Mr. Lee has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2008.

R. Dodd Obenshain (56). President and CEO of A&N Electric Cooperative since 2013. Mr. Obenshain was CFO of A&N Electric Cooperative from 1981 to 2013. Mr. Obenshain has held executive positions in the utility industry for over three decades and has been a director of ODEC since 2013.

Paul E. Owen (63). Retired, formerly Director of Business Management with Smithfield Deli Group from 1974 to 2010. Mr. Owen has been a director of ODEC since 2006 and a director of Community Electric Cooperative since 2000.

Myron D. Rummel (61). President and CEO of Shenandoah Valley Electric Cooperative since 2005. Mr. Rummel has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2005.

Keith L. Swisher (59). Owner/operator of Swisher Valley Farms, LLC since 1976. Mr. Swisher has been a Director of ODEC since 2008 and a director of BARC Electric Cooperative since 1981.

Michael I. Wheatley (58). President and CEO of Choptank Electric Cooperative, Inc. since 2011. Mr. Wheatley also served as Senior Vice President Corporate Services of Choptank Electric Cooperative, Inc. from 2002 to 2011. Mr. Wheatley has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2011.

Gregory W. White (61). President and CEO of Northern Neck Electric Cooperative since 2005. Mr. White has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2005.

Carl R. Widdowson (76). Self-employed farmer since 1956. Mr. Widdowson has been a director of ODEC since 1987 and a director of Choptank Electric Cooperative, Inc. since 1980.

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

Executive Officers

Our President and CEO administers our day-to-day business and affairs. Our executive officers at December 31, 2013, their respective ages, positions and relevant business experience are listed below.

Jackson E. Reasor (61). President and CEO of ODEC and the VMDAEC, an electric cooperative association which provides services to its members and certain other electric cooperatives, since 1998.

Robert L. Kees (61). Senior Vice President and CFO since 2006. Mr. Kees joined ODEC in 1991 and has held various accounting positions including Vice President and Controller.

D. Richard Beam (56). Senior Vice President of Power Supply since November 2013. Mr. Beam joined ODEC in 1987 and has held various power supply positions including Vice President of Power Supply and Transmission Planning from July 2004 to March 2013 and Vice President of Power Supply from April 2013 to November 2013.

Elissa M. Ecker (54). Vice President of Human Resources since 2004.

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

Targeted Overall Compensation

Our compensation program utilizes detailed job descriptions for all of our employees including executive officers, with the exception of the CEO, as an instrument to establish benchmarked positions. The market compensation information for each position is derived from salary data provided by third parties through national compensation surveys and includes salary data for positions within the determined competitive labor market. Our job descriptions are reviewed annually and include job responsibilities, required knowledge, skills and abilities, and formal education and experience necessary to accomplish the requirements of the position which in turn helps us achieve operational goals. Utilizing this information, our human resources department determines a market-based salary for each position based upon salary survey data provided by third parties. A third-party consultant, Burton-Fuller Management, reviews the market-based salary data we compiled for reasonableness annually. We have defined market-based salary as approximately the 50th percentile of the market. In 2012, the board of directors engaged Intandem LLC to create a performance appraisal instrument for the CEO position as well as to design, distribute, and compile market valuation models and reports for the executive officers.

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

Our CEO is also the CEO of the VMDAEC, and their board of directors also approves his or her compensation.

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

Plans

Retirement Plans

We participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit multiple employer master pension plan which is available to all employees, with limited exceptions, who work at least 1,000 hours per year. This plan is a qualified pension plan under IRC Section 401(a). Benefits, which accrue under the plan, are based upon the employee’s base annual salary as of November of the previous year. In April 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan.

We also have a 401(k) plan which is available to all employees in regular positions. Under the 401(k) plan for 2013, employees may have elected to have up to 100% or $17,500, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. We match up to the first 2% of each participant’s base salary. Also, a catch-up contribution is available for participants in the plan once they attain age 50. The maximum catch-up contribution for 2013 was $5,500.

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

Pension Restoration Plan

We participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit because of IRC limitations. Our CEO and CFO are the only current participants in this plan.

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our CEO receives during contract discussions with our CEO. The perquisite for Mr. Reasor is expenses for personal use of a company automobile which amounted to $2,684 in 2013 and $4,933 in 2012.

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

SUMMARY COMPENSATION

Name and Principal Position	Year		Salary	Bonus	Change in Pension Value and Non- Qualified Deferred Compensation Earnings(1)(2)	All Other Compensation(2)	Total
Jackson E. Reasor President and CEO	2013		$487,136	$—	$348,081	$10,343	$845,560
	2012		468,708	—	363,537	12,421	844,666
	2011		444,583	—	217,298	10,666	672,547

Robert L. Kees Senior Vice President and CFO	2013		278,013	—	245,777	6,455	530,245
	2012	(3)	271,645	—	307,796	6,407	585,848
	2011	(3)	268,446	15,000	223,356	6,316	513,118

D. Richard Beam(4) Senior Vice President of Power Supply	2013		228,824	—	169,437	5,667	403,928

Elissa M. Ecker Vice President of Human Resources	2013		195,783	—	89,934	5,016	290,733
	2012	(5)	195,403	—	74,613	4,888	274,904
	2011		186,470	—	39,903	4,695	231,068

Lisa D. Johnson(6) Senior Vice President and COO	2013		202,036	—	63,652	5,136	270,824
	2012	(7)	334,935	—	79,019	6,754	420,708
	2011		321,812	—	30,527	6,576	358,915

(1)	The values disclosed here represent the change in the NRECA Retirement Security Plan value including the change in the defined pension plan and the pension restoration plan.
(2)	The items included in All Other Compensation are identified in the All Other Compensation table below. In prior years, All Other Compensation had included an allocated portion of premiums paid by us with respect to our obligation to fund our defined benefit plan, the NRECA Retirement Security Plan. The Change in Pension Value and Non-Qualified Deferred Compensation Earnings column above and the Present Value of Accumulated Benefit in the Pension Benefits table below disclose the NRECA Retirement Security Plan and the pension restoration plan benefits for each named executive officer.
(3)	For 2012 and 2011, salary includes a lump sum salary adjustment of $1,729 and $4,200, respectively. Lump sum salary adjustments are not included in the calculation of pension benefits.
(4)	On November 5, 2013, we appointed Mr. D. Richard Beam as Senior Vice President of Power Supply effective November 16, 2013.
(5)	For 2012, salary includes a lump sum salary adjustment of $5,322. Lump sum salary adjustments are not included in the calculation of pension benefits.
(6)	Ms. Johnson resigned as Senior Vice President and COO effective July 31, 2013.
(7)	For 2012, salary includes a lump sum salary adjustment of $9,123. Lump sum salary adjustments are not included in the calculation of pension benefits.

Employment Agreement

We have an employment agreement with our CEO. We do not have an employment agreement with any of our other executive officers or our controller.

On May 23, 2012, ODEC entered into an employment agreement with Jackson E. Reasor, our CEO. The agreement is for the term of three years, with an automatic one-year extension unless Mr. Reasor or ODEC and the VMDAEC (collectively, the “Employer”) give written notice 30 days prior to the expiration of the agreement. The agreement provides that he will receive annual compensation of $493,500, effective June 1, 2012, subject to annual adjustment by the boards of directors of the Employer. The annual compensation includes amounts paid to the deferred compensation plan, which was $15,000 in 2013. The boards of directors of the Employer also may grant Mr. Reasor an annual bonus at their discretion. Mr. Reasor will also be entitled to participate in all benefit plans available to the employees of the Employer. The VMDAEC contributed $45,000 of Mr. Reasor’s salary in 2013 and is expected to contribute the same amount in 2014.

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

Based upon a hypothetical termination date of December 31, 2013, the severance benefits Mr. Reasor would have been entitled to would be as follows:

Annual compensation	$493,500
Targeted bonus	—
Medical insurance	13,356

Total	$506,856

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

Defined Benefit Plan

The following table lists the estimated values under the NRECA Retirement Security Plan and the pension restoration plan as of December 31, 2013. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $260,000 effective January 1, 2014.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Year
Jackson E. Reasor	NRECA Retirement Security Plan	14.08	$1,075,983	$—
	Pension Restoration Plan	14.08	831,717	—

Robert L. Kees	NRECA Retirement Security Plan	21.00	1,617,634	—
	Pension Restoration Plan	21.00	71,704	—

D. Richard Beam	NRECA Retirement Security Plan	26.33	1,214,488	—

Elissa M. Ecker	NRECA Retirement Security Plan	8.08	323,828	—

Lisa D. Johnson	NRECA Retirement Security Plan	6.17	238,183	—

The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for Social Security or other offset amounts. The participant’s annual pension at his or her normal retirement date, currently age 62, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service. The multiplier was 1.7% commencing January 1, 1992. The number of years of credited service is as of the end of the current year for each of the named executives. The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum. The lump sum amounts are calculated using the 30-year Treasury rate (2.80% for 2013, and 3.02% for 2012) and the PPA three segment yield rates (0.97%, 3.50%, and 4.60% for 2013, and 1.99%, 4.47%, and 5.26% for 2012) and the required Internal Revenue Service mortality table for lump sum payments (1994 GAS, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and PPA RP 2000 at 2013 combined unisex 50%/50% mortality in combination with the PPA rates.) Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

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

Under the Deferred Compensation Plan, annual deferrals cannot exceed the lesser of 100% of Mr. Reasor’s annual compensation or $17,500 (for 2013 and 2014), adjusted by and subject to specified tax laws (the “deferral limit”), during any year in which we are exempt from federal income taxation. During the last three years before Mr. Reasor attains the normal retirement age under our primary pension plan, the deferral limit is increased to the lesser of two times the deferral limit or the deferral limit plus the amount Mr. Reasor was eligible to but did not defer under the Deferred Compensation Plan. Mr. Reasor will attain the normal retirement age within the next year. Amounts credited to him under the Deferred Compensation Plan will be credited with earnings or losses equal to those made by an investment in one or more funds of a specified regulated investment company designated by him. Distributions under the Deferred Compensation Plan generally commence upon severance of employment, whether upon termination, retirement or death.

The following table sets forth the non-qualified deferred compensation paid to our executive officers in 2013:

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (1)	Aggregate Gains in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Jackson E. Reasor	$—	$15,000	$35,526	$—	$172,550

Robert L. Kees	n/a	n/a	n/a	n/a	n/a

D. Richard Beam	n/a	n/a	n/a	n/a	n/a

Elissa M. Ecker	n/a	n/a	n/a	n/a	n/a

Lisa D. Johnson	n/a	n/a	n/a	n/a	n/a

(1)	These amounts are not included in the summary compensation table.

The following table sets forth information concerning all other compensation awarded to, earned by, or paid to these executives during the last completed fiscal year.

ALL OTHER COMPENSATION

Name	Perquisites and Other Personal Benefits (1)	Company- paid Life Insurance	All Other Compensation
Jackson E. Reasor (2)	$7,584	$2,759	$10,343

Robert L. Kees	4,900	1,555	6,455

D. Richard Beam	4,576	1,091	5,667

Elissa M. Ecker	3,916	1,100	5,016

Lisa D. Johnson	4,041	1,095	5,136

(1)	Composed of contributions made by ODEC to the 401(k) plan.
(2)	Includes $2,684 for personal use of a company automobile.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”). Our outside directors were compensated by a monthly retainer of $2,500 in 2013. They were also paid for meetings and other official activities at a rate of $400 per day and $200 per partial day and for teleconferences, if such meetings or other official activities occurred outside the normal board of directors meeting dates. Effective March 1, 2014, our outside directors are compensated by a monthly retainer of $3,000. They are also paid for meetings and other official activities at a rate of $500 per day and $250 per partial day and for teleconferences, if such meetings or other official activities occurred outside the normal board of directors meeting dates. All directors are entitled to be reimbursed for out-of-pocket expenses incurred in attending meetings. Our directors receive no other compensation from us. We do not provide our directors pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options. The following table sets forth the compensation we paid to our directors in 2013:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash(1)
Paul E. Brown	$18,900
Darlene H. Carpenter	34,400
Glenn F. Chappell	14,100
Earl C. Currin, Jr.	33,200
E. Garrison Drummond	31,400
Fred C. Garber	33,600
Hunter R. Greenlaw, Jr.	33,200
Bruce A. Henry	33,000
David J. Jones	33,400
Paul E. Owen	33,200
Keith L. Swisher	33,000
Carl R. Widdowson	35,000

$366,400

(1)	Our directors received no compensation from us other than as set forth in this column.

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

Compensation Committee Report

The executive committee serves as the compensation committee of the board of directors and has reviewed and discussed with the management of ODEC the contents of the Compensation Discussion and Analysis section and, based on such review and discussion, has recommended to the board of directors its inclusion in this annual report.

Myron D. Rummel, Chairman John William Andrew, Jr. E. Garrison Drummond Kent D. Farmer David J. Jones Paul E. Owen

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP for the two most recent fiscal years. All Audit, Audit-Related, and Tax Fees shown below were pre-approved by the Audit Committee in accordance with its established procedures.

	2013	2012
Audit Fees (1)	$285,000	$275,000
Audit-Related Fees (2)	92,203	—
Tax Fees (3)	5,950	70,675

Total	$383,153	$345,675

(1)	Fees for professional services provided for the audit of ODEC’s annual financial statements as well as reviews of ODEC’s quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters, consents, and comment letters.
(2)	Fees for professional services which principally include accounting consultations and due diligence services.
(3)	Fees for professional services for tax-related advice and compliance.

For fiscal years 2013 and 2012, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.

Audit Committee Preapproval Process for the Engagement of Auditors

All audit, tax, and other services to be performed by Ernst & Young LLP for us must be pre-approved by the Audit Committee. The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Pre-approval is granted usually at regularly scheduled meetings. During 2013 and 2012, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Form 10-K.

1.	Financial Statements

See Index on page 52.

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

*4.2 First Supplemental Indenture, dated as of April 1, 2011, to the Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated as of January 1, 2011, between Old Dominion Electric Cooperative and Branch Banking and Trust Company, as Trustee, including the form of the 2011 Series A, B, and C Bonds (filed as exhibit 4.1 to the Registrant’s Form 8-K dated April 7, 2011, File No. 000-50039, on April 8, 2011).

*4.3 Second Supplemental Indenture, dated as of June 1, 2013, to the Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated as of January 1, 2011, between Old Dominion Electric Cooperative and Branch Banking and Trust Company, as Trustee, including the form of the 2013 Series A and B Bond (filed as exhibit 4.1 to the Registrant’s Form 8-K dated June 28, 2013, File No. 000-50039, on July 2, 2013).

*4.4 Fourteenth Supplemental Indenture, dated as of December 1, 2002, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee, including the form of the 2002 Series B Bond (filed as exhibit 4.1 to the Registrant’s Form 8-K, File No. 000-50039, on December 27, 2002).

*4.5 Fifteenth Supplemental Indenture, dated as of May 1, 2003, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee (filed as Exhibit 4.A to the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 000-50039, on March 22, 2004).

*4.6 Sixteenth Supplemental Indenture, dated as of July 1, 2003, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee, including the form of the 2003 Series A Bond (filed as Exhibit 4.1 to the Registrant’s Form 8-K, File No. 000-50039, on July 25, 2003).

*4.7 Seventeenth Supplemental Indenture, dated as of January 1, 2004, to the Indenture of Mortgage and Deed of Trust dated as of May 1, 1992, between Old Dominion Electric Cooperative and SunTrust Bank (formerly Crestar Bank), as Trustee (filed as Exhibit 4.B to the Registrant’s Form 10-K for the year ended December 31, 2003, File No 000-50039, on March 22, 2004).

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

*,***10.10 Second Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and A&N Electric Cooperative, dated January 1, 2009 (filed as exhibit 10.2 and 10.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, File No. 33-46795, filed on November 11, 2008).

*10.11 Interconnection Agreement between Delmarva Power & Light Company and Old Dominion Electric Cooperative, dated November 30, 1999 (filed as exhibit 10.33 to the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 33-46795, on March 19, 2001).

*,**10.12 Participation Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht America Finance Co (filed as exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.13 Clover Unit 1 Equipment Interest Lease Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Equipment Head Lessor, and State Street Bank and Trust Company, as Equipment Head Lessee (filed as exhibit 10.36 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.14 Equipment Operating Lease Agreement, dated as of February 29, 1996, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee (filed as exhibit 10.37 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.15 Corrected Option Agreement to Lease, dated as of February 29, 1996, among Old Dominion Electric Cooperative and State Street Bank and Trust Company (filed as exhibit 10.38 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.16 Clover Agreements Assignment and Assumption Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Assignor, and State Street Bank and Trust Company, as Assignee (filed as exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.17 Payment Undertaking Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative and Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch (filed as exhibit 10.42 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.18 Payment Undertaking Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and State Street Bank and Trust Company, as Payment Undertaking Pledgee (filed as exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.19 Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Pledgor, and State Street Bank and Trust Company, as Pledgee (filed as exhibit 10.44 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.20 Tax Indemnity Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht America Finance Co. (filed as exhibit 10.45 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.21 Amendment No. 3 to Participation Agreement (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

*,**10.22 Amendment No. 2 to Equipment Operating Lease Agreement (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

*,**10.23 Amendment No. 2 to Corrected Foundation Operating Lease Agreement (filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

*,**10.24 Investment Agreement (filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

*,**10.25 Investment Pledge Agreement (filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

*,**10.26 Amendment No. 3 to Payment Undertaking Agreement (filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

,**10.27 Amendment No. 2 to Tax Indemnity Agreement (filed as Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

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

*,**10.31 Amendment No. 1 to Participation Agreement, dated as of December 19, 2002, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein, Utrecht America Finance Co and Cedar Hill International Corp.

*,**10.32 Amendment No. 1 to Equipment Operating Lease Agreement, dated as of December 19, 2002, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee.

*,**10.33 Amendment No. 1. to Corrected Foundation Operating Lease Agreement, dated as of December 19, 2002, between State Street Bank and Trust Company, as Foundation Lessor and Old Dominion Electric Cooperative, as Foundation Lessee.

*,**10.34 Amendment No. 2 to Payment Undertaking Agreement, dated as of December 19, 2002 between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch.

*,**10.35 Amendment No. 1 to Tax Indemnity Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative and the Owner Participant named therein.

*,**10.36 Amendment No. 2 to Participation Agreement, dated as of December 31, 2004, between and among Old Dominion Electric Cooperative, U.S. Bank National Association, Wachovia Bank, National Association, Utrecht-America Finance Co., and Cedar Hill International Corp. (filed as exhibit 10.1 to the Registrant’s Form 8-K, File No. 000-50039, on January 13, 2005).

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

OLD DOMINION ELECTRIC COOPERATIVE Registrant

By:	/s/ JACKSON E. REASOR
Jackson E. Reasor President and Chief Executive Officer

Date: March 12, 2014

Signature	Title

/s/ JACKSON E. REASOR	President and Chief Executive Officer (Principal executive officer)
Jackson E. Reasor

/s/ ROBERT L. KEES	Senior Vice President and Chief Financial Officer (Principal financial officer)
Robert L. Kees

/s/ BRYAN S. ROGERS	Vice President and Controller
Bryan S. Rogers	(Principal accounting officer)

/s/ J. WILLIAM ANDREW, JR.	Director
J. William Andrew, Jr.

/s/ M DALE BRADSHAW	Director
M Dale Bradshaw

/s/ PAUL H. BROWN	Director
Paul H. Brown

/s/ DARLENE H. CARPENTER	Director
Darlene H. Carpenter

/s/ EARL C. CURRIN, JR.	Director
Earl C. Currin, Jr.

/s/ E. GARRISON DRUMMOND	Director
E. Garrison Drummond

/s/ JEFFREY S. EDWARDS	Director
Jeffrey S. Edwards

/s/ KENT D. FARMER	Director
Kent D. Farmer

/s/ FRED C. GARBER	Director
Fred C. Garber

/s/ HUNTER R. GREENLAW, JR.	Director
Hunter R. Greenlaw, Jr.

/s/ STEVEN A. HARMON	Director
Steven A. Harmon

/s/ BRUCE A. HENRY	Director
Bruce A. Henry

/s/ DAVID J. JONES	Director
David J. Jones

/s/ MICHAEL J. KEYSER	Director
Michael J. Keyser

/s/ JOHN C. LEE, JR.	Director
John C. Lee, Jr.

/s/ R. DODD OBENSHAIN	Director
R. Dodd Obenshain

/s/ PAUL E. OWEN	Director
Paul E. Owen

/s/ MYRON D. RUMMEL	Director
Myron D. Rummel

/s/ KEITH L. SWISHER	Director
Keith L. Swisher

/s/ MICHAEL I. WHEATLEY	Director
Michael I. Wheatley

/s/ GREGORY W. WHITE	Director
Gregory W. White

/s/ CARL R. WIDDOWSON	Director
Carl R. Widdowson