Form 10-Q
period 2014-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2014-08-08
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

Alstom	Alstom Power, Inc.
Bear Island	Bear Island Paper WB LLC
CAIR	Clean Air Interstate Rule
Clover	Clover Power Station
CPCN	Certificate of Public Convenience and Necessity
CSAPR	Cross State Air Pollution Rule
EPC	Engineering, procurement, and construction
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
Mitsubishi	Mitsubishi Hitachi Power Systems Americas, Inc.
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
North Anna	North Anna Nuclear Power Station
ODEC, We, Our	Old Dominion Electric Cooperative
PJM	PJM Interconnection, LLC
REC	Rappahannock Electric Cooperative
RFP	Request for proposal
RTO	Regional transmission organization
TEC	TEC Trading, Inc.
Wildcat Point	Wildcat Point Generation Facility
XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,663,467	$1,660,548
Less accumulated depreciation	(771,441)	(755,288)

	892,026	905,260
Nuclear fuel, at amortized cost	16,797	23,636
Construction work in progress	88,500	36,482

Net Electric Plant	997,323	965,378

Investments:
Nuclear decommissioning trust	143,169	134,454
Lease deposits	98,041	96,634
Unrestricted investments and other	6,635	24,896

Total Investments	247,845	255,984

Current Assets:
Cash and cash equivalents	13,923	51,669
Accounts receivable	7,872	12,742
Accounts receivable–deposits	—	4,400
Accounts receivable–members	89,147	88,545
Fuel, materials, and supplies	59,585	49,246
Deferred energy	39,767	—
Prepayments and other	2,795	3,892

Total Current Assets	213,089	210,494

Deferred Charges:
Regulatory assets	85,236	87,983
Other	17,331	10,758

Total Deferred Charges	102,567	98,741

Total Assets	$1,560,824	$1,530,597

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$374,637	$369,997
Non-controlling interest	5,686	5,691

Total Patronage capital and Non-controlling interest	380,323	375,688
Long-term debt	806,330	749,330

Total Capitalization	1,186,653	1,125,018

Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	60,379	68,560
Accounts payable–members	30,256	24,998
Accrued expenses	6,349	4,991
Deferred energy	—	37,193

Total Current Liabilities	125,276	164,034

Deferred Credits and Other Liabilities:
Asset retirement obligations	82,898	80,860
Obligations under long-term lease	81,976	79,227
Regulatory liabilities	78,262	76,940
Other	5,759	4,518

Total Deferred Credits and Other Liabilities	248,895	241,545

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,560,824	$1,530,597

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Operating Revenues	$217,331	$187,623	$482,427	$408,336

Operating Expenses:
Fuel	29,098	30,317	144,627	61,769
Purchased power	120,797	118,007	310,162	266,659
Deferred energy	16,469	(11,280)	(76,960)	(18,030)
Operations and maintenance	12,137	11,774	26,683	19,860
Administrative and general	11,091	10,655	22,453	21,447
Depreciation and amortization	10,498	10,569	21,004	21,209
Amortization of regulatory asset/(liability), net	965	1,272	2,798	1,584
Accretion of asset retirement obligations	1,019	995	2,038	1,990
Taxes, other than income taxes	2,136	2,184	4,307	4,416

Total Operating Expenses	204,210	174,493	457,112	380,904

Operating Margin	13,121	13,130	25,315	27,432
Other expense, net	(726)	(648)	(1,439)	(1,301)
Investment income	1,332	1,610	3,527	2,268
Interest charges, net	(11,397)	(11,685)	(22,768)	(23,580)
Income taxes	—	(16)	1	(21)

Net Margin including Non-controlling interest	2,330	2,391	4,636	4,798
Non-controlling interest	—	(45)	4	(66)

Net Margin attributable to ODEC	2,330	2,346	4,640	4,732
Patronage Capital - Beginning of Period	372,307	362,810	369,997	360,424

Patronage Capital - End of Period	$374,637	$365,156	$374,637	$365,156

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$4,636	$4,798
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	21,004	21,209
Other non-cash charges	9,235	9,778
Amortization of lease obligations	2,749	2,569
Interest on lease deposits	(1,407)	(1,373)
Change in current assets	(574)	26,768
Change in deferred energy	(76,960)	(18,030)
Change in current liabilities	(1,565)	(17,891)
Change in regulatory assets and liabilities	(1,242)	(12,055)
Change in deferred charges and credits	(4,797)	(430)

Net Cash (Used for) Provided by Operating Activities	(48,921)	15,343

Investing Activities:
Purchases of held to maturity securities	(2,000)	—
Proceeds from sale of held to maturity securities	20,000	53,117
Increase in other investments	(3,136)	(2,080)
Electric plant additions	(60,689)	(12,347)

Net Cash (Used for) Provided by Investing Activities	(45,825)	38,690

Financing Activities:
Issuance of long-term debt	—	100,000
Debt issuance costs	—	(744)
Payment of long-term debt	—	(60,535)
Draws on revolving credit facility	119,704	—
Repayments on revolving credit facility	(62,704)	—

Net Cash Provided by Financing Activities	57,000	38,721

Net Change in Cash and Cash Equivalents	(37,746)	92,754
Cash and Cash Equivalents - Beginning of Period	51,669	37,343

Cash and Cash Equivalents - End of Period	$13,923	$130,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2014, our consolidated results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The consolidated results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.7 million at June 30, 2014 and December 31, 2013. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$143,169	$44,875	$98,294	$—
Unrestricted investments and other (3)	180	180	—	—

Total Financial Assets	$143,349	$45,055	$98,294	$—

Derivatives - gas and power (4)	$123	$123	$—	$—

Total Financial Liabilities	$123	$123	$—	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$134,454	$42,661	$91,793	$—
Unrestricted investments and other (3)	173	173	—	—
Derivatives - gas and power (4)	412	412	—	—

Total Financial Assets	$135,039	$43,246	$91,793	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.
(2)	Nuclear decommissioning trust includes investments that are available for sale and classified as Level 2. These Level 2 assets consist of an equity fund that attempts to replicate the return of the S&P 500, an equity fund that invests in small capitalization stocks, and an equity fund that invests in international stocks. The fair values of the investments in the nuclear decommissioning trust have been estimated using the net asset value per share.
(3)	Unrestricted investments and other includes investments that are related to equity securities.
(4)	Derivatives – gas and power represent natural gas futures contracts, which are recorded on our Condensed Consolidated Balance Sheet in deferred charges–other, if an asset, or in deferred credits and liabilities–other, if a liability, and which are indexed against NYMEX. For additional information about our derivative financial instruments, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

We did not have any financial assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

3.	Derivatives and Hedging

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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

		As of	As of
		June 30, 2014	December 31, 2013
Commodity	Unit of Measure	Quantity	Quantity
Natural Gas	MMBTU	5,530,000	1,470,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
	Balance Sheet Location	As of June 30, 2014	As of December 31, 2013
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$—	$412

Total derivatives in an asset position		$—	$412

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$123	$—

Total derivatives in a liability position		$123	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Six Months Ended June 30, 2014 and 2013

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability for Derivatives as of June 30,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended June 30,		Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Six Months Ended June 30,
	2014	2013		2014	2013	2014	2013
	(in thousands)			(in thousands)		(in thousands)
Natural gas futures contracts (1)	$141	$(2,314)	Fuel	$295	$(687)	$334	$(687)

Total	$141	$(2,314)		$295	$(687)	$334	$(687)

(1)	As of June 30, 2014 and 2013, includes a regulatory liability of $0.3 million and a regulatory asset of $1.7 million, respectively, to be recognized in future periods as the result of the contracts being effectively settled.

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

4.	Investments

Investments were as follows at June 30, 2014 and December 31, 2013:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)
June 30, 2014

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$41,002	$3,370	$—	$44,372	$44,372
Equity securities	Available for sale	65,133	33,161	—	98,294	98,294
Cash and other	Available for sale	503	—	—	503	503

Total Nuclear Decommissioning Trust		$106,638	$36,531	$—	$143,169	$143,169

Lease Deposits (3)
Government obligations	Held to maturity	$98,041	$6,202	$—	$104,243	$98,041

Total Lease Deposits		$98,041	$6,202	$—	$104,243	$98,041

Unrestricted investments
Government obligations	Held to maturity	$2,006	$1	$—	$2,007	$2,006
Debt securities	Held to maturity	2,200	—	—	2,200	2,200

Total Unrestricted Investments		$4,206	$1	$—	$4,207	$4,206

Other
Equity securities	Trading	$131	$49	$—	$180	$180
Non-marketable equity investments	Equity	2,249	1,813	—	4,062	2,249

Total Other		$2,380	$1,862	$—	$4,242	$2,429

						$247,845

December 31, 2013

Nuclear decommissioning trust (1)(2)
Debt securities	Available for sale	$40,352	$1,719	$—	$42,071	$42,071
Equity securities	Available for sale	62,293	29,500	—	91,793	91,793
Cash and other	Available for sale	590	—	—	590	590

Total Nuclear Decommissioning Trust		$103,235	$31,219	$—	$134,454	$134,454

Lease Deposits (3)
Government obligations	Held to maturity	$96,634	$5,676	$—	$102,310	$96,634

Total Lease Deposits		$96,634	$5,676	$—	$102,310	$96,634

Unrestricted investments
Government obligations	Held to maturity	$20,174	$1	$—	$20,175	$20,174
Debt securities	Held to maturity	2,200	—	(4)	2,196	2,200

Total Unrestricted Investments		$22,374	$1	$(4)	$22,371	$22,374

Other
Equity securities	Trading	$131	$42	$—	$173	$173
Non-marketable equity investments	Equity	2,349	1,735	—	4,084	2,349

Total Other		$2,480	$1,777	$—	$4,257	$2,522

						$255,984

(1)	Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3 of the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K. Unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability.
(2)	In the fourth quarter of 2013 we rebalanced our portfolio in the nuclear decommissioning trust.
(3)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

Our investments by classification at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014		December 31, 2013
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for sale	$106,638	$143,169	$103,235	$134,454
Held to maturity	102,247	102,247	119,008	119,008
Equity	2,249	2,249	2,349	2,349
Trading	131	180	131	173

	$211,265	$247,845	$224,723	$255,984

Contractual maturities of debt securities at June 30, 2014, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Available for sale (1)	$—	$—	$44,372	$—	$44,372
Held to maturity	1,763	100,243	241	—	102,247

	$1,763	$100,243	$44,613	$—	$146,619

(1)	The contractual maturities of available for sale debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

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

For the three and six months ended June 30, 2014, we recorded an increase in operating revenues of $5.1 million and a reduction in operating revenues of $1.9 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges. For the three and six months ended June 30, 2013, we recorded an increase in operating revenues of $6.5 million and a reduction in operating revenues of $8.3 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.

Three and Six Months Ended June 2014 Results and the Impact on Deferred Energy

Deferred energy expense represents the difference between energy revenues, which are based upon energy rates approved by our board of directors, and energy expenses, which are based upon actual energy costs incurred. In the three months ended June 30, 2014, we over-collected energy costs from our member distribution cooperatives by $16.5 million. In the six months ended June 30, 2014, we under-collected energy costs from our member distribution cooperatives by $77.0 million. As a result, our deferred energy balance changed from an over-collection of $37.2 million at December 31, 2013, to an under-collection of $39.8 million at June 30, 2014. This under-collection was driven by first quarter 2014 results when the entire mid-Atlantic region experienced extremely cold weather, which increased our energy sales in MWh to our member distribution cooperatives 10.2% over the expected requirements, and which had a significant effect on our fuel and purchased power costs. To address the under-collection of energy costs, we increased our total energy rate 11.8% effective April 1, 2014.

Wildcat Point Generation Facility

On April 23, 2013, we announced our intention to seek approval to develop and construct a 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals. On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC. On June 2, 2014, we selected White Oak Power Constructors as the EPC contractor. Site preparation and engineering activities are in process and we anticipate permanent construction will begin in late 2014, and the facility will become operational in mid-2017.

Wildcat Point will consist of two combustion turbines, two heat recovery steam generators and one steam turbine generator. Mitsubishi will supply the combustion turbines and Alstom will supply the heat recovery steam generators and the steam turbine generator. Beginning in June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point. For the three months ended June 30, 2014 and 2013, we expensed $2.0 million and $2.1 million, respectively, of non-capital costs related to Wildcat Point, which are recorded in administrative and general expense. For the six months ended June 30, 2014 and 2013, we expensed $3.8 million and $3.1 million, respectively, of non-capital costs related to Wildcat Point. Through June 30, 2014, we capitalized progress payments for major equipment, EPC payments, emission reduction credits, and land and land rights totaling $38.9 million, which are recorded in construction work in progress.

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. Settlement discussions have been terminated and a litigation schedule has been set with a hearing date of December 9, 2014. The Presiding Judge has referred the parties to dispute resolution procedures with the assistance of FERC Dispute Resolution Service. Discussions are ongoing, parallel with the hearing procedures.

Recovery of Costs from PJM

During the second quarter of 2014, we recovered from PJM $2.1 million of unreimbursed costs which were incurred during the first quarter of 2014 related to the dispatch of our combustion turbine generating facilities. On June 23, 2014, we filed a petition at FERC seeking recovery from PJM of additional unreimbursed costs totaling approximately $14.9 million. The results of our efforts cannot currently be determined and we have not recorded a receivable related to this matter.

Revolving Credit Facility

We currently maintain a $500.0 million, five-year revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement extend until March 5, 2019, unless earlier terminated in accordance with the agreement. At June 30, 2014, we had $57.0 million in borrowings outstanding under this facility, which are recorded in long-term debt. Additionally, at June 30, 2014, we had a letter of credit in the amount of $7.0 million outstanding. At December 31, 2013, we did not have any borrowings or letters of credit outstanding under this facility.

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

Critical Accounting Policies

As of June 30, 2014, there have been no significant changes in our critical accounting policies as disclosed in our 2013 Annual Report on Form 10-K. These policies include the accounting for rate regulation, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results for the six months ended June 30, 2014, were still significantly impacted by the extremely cold weather experienced by the entire mid-Atlantic region during the first quarter of 2014, which increased energy sales and fuel and purchased power expense, and changed our deferred energy balance from an over-collection to an under-collection. Our average energy cost increased 9.7%, primarily driven by the $82.9 million increase in fuel expense and the $43.5 million increase in purchased power expense. The increase in fuel expense was primarily impacted by the 279.5% increase in the dispatch of our combustion turbine facilities as well as the 213.3% increase in the average cost of fuel for our combustion turbine facilities. The increase in purchased power expense was driven by the 13.3% increase in the average cost of purchased energy and the 2.7% increase in the volume of purchased energy. In the three months ended June 30, 2014, we over-collected energy costs from our member distribution cooperatives by $16.5 million, and for the six months ended June 30, 2014, we under-collected energy costs from our member distribution cooperatives by $77.0 million. Any over-or under-collection of energy costs is recorded as deferred energy expense. As a result, our deferred energy balance, which represents the cumulative difference between energy revenues and energy expenses, changed from an over-collection of $37.2 million at December 31, 2013, to an under-collection of $39.8 million at June 30, 2014. To address the under-collection of energy costs, we increased our total energy rate 11.8% effective April 1, 2014. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2013 Annual Report on Form 10-K.

Wildcat Point Generation Facility

On April 23, 2013, we announced our intention to seek approval to develop and construct a 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals. On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC. On June 2, 2014, we selected White Oak Power Constructors as the EPC contractor. Site preparation and engineering activities are in process and we anticipate permanent construction will begin in late 2014, and the facility will become operational in mid-2017.

Wildcat Point will consist of two combustion turbines, two heat recovery steam generators and one steam turbine generator. Mitsubishi will supply the combustion turbines and Alstom will supply the heat recovery steam generators and the steam turbine generator. Beginning in June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point. For the three months ended June 30, 2014 and 2013, we expensed $2.0 million and $2.1 million, respectively, of non-capital costs related to Wildcat Point, which are recorded in administrative and general expense. For the six months ended June 30, 2014 and 2013, we expensed $3.8 million and $3.1 million, respectively, of non-capital costs related to Wildcat Point. Through June 30, 2014, we capitalized progress payments for major equipment, EPC payments, emission reduction credits, and land and land rights totaling $38.9 million, which are recorded in construction work in progress.

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

For the three and six months ended June 30, 2014, we recorded an increase in operating revenues of $5.1 million and a reduction in operating revenues of $1.9 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges. For the three and six months ended June 30, 2013, we recorded an increase in operating revenues of $6.5 million and a reduction in operating revenues of $8.3 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.

Weather

Weather is one factor that affects the demand for electricity. Weather also plays a role in the price of market energy through its effects on the market prices for fuel, particularly natural gas. Heating degree days are a measurement tool used to quantify the need to utilize heat for a building, and cooling degree days are a measurement tool used to quantify the need to utilize cooling for a building. The heating and cooling degree data is compiled utilizing various weather stations. Weather stations can be added or changed during the year, which may result in updates to previously reported data. The heating degree days and cooling degree days for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
Heating degree days	176	118	49.2	2,607	2,264	15.2
Cooling degree days	320	282	13.5	320	282	13.5

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	624,155	21.9%	694,721	24.6%	1,310,907	19.2%	1,444,552	22.5%
North Anna	489,963	17.2	356,918	12.7	975,280	14.3	848,122	13.2
Louisa	25,168	0.9	20,148	0.7	146,537	2.1	37,568	0.6
Marsh Run	78,715	2.7	38,947	1.4	249,321	3.6	64,484	1.0
Rock Springs	23,247	0.8	15,461	0.5	50,122	0.7	15,461	0.3
Distributed Generation	53	—	11	—	1,992	—	34	—

Total Generated	1,241,301	43.5	1,126,206	39.9	2,734,159	39.9	2,410,221	37.6

Purchased:
Other than renewable:
Long-term and short-term	1,210,712	42.4	1,297,689	46.0	3,089,942	45.1	3,033,342	47.3
Spot market	232,145	8.1	208,399	7.4	613,170	9.0	543,720	8.4

Total Other than renewable	1,442,857	50.5	1,506,088	53.4	3,703,112	54.1	3,577,062	55.7

Renewable (1)	169,857	6.0	189,097	6.7	410,311	6.0	428,084	6.7

Total Purchased	1,612,714	56.5	1,695,185	60.1	4,113,423	60.1	4,005,146	62.4

Total Available Energy	2,854,015	100.0%	2,821,391	100.0%	6,847,582	100.0%	6,415,367	100.0%

(1)	Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

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

As previously mentioned, our generating facilities are under dispatch control of PJM. Typically, nuclear facilities are almost always dispatched and coal-fired and combustion turbine facilities are dispatched based upon economic factors including the market price of energy, and to meet reliability requirements. The operational availability of our owned generating resources for the three and six months ended June 30, 2014 and 2013, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Clover	79.7%	91.4%	79.3%	95.7%
North Anna	100.0	74.7	99.6	87.3
Louisa	93.2	99.3	96.3	99.2
Marsh Run	96.7	99.9	98.2	99.1
Rock Springs	94.6	100.0	96.7	98.1

The output of Clover and North Anna for the three and six months ended June 30, 2014 and 2013 as a percentage of maximum dependable capacity rating of the facilities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Clover	66.2%	73.6%	69.8%	76.9%
North Anna	102.2	74.6	102.3	89.0

The scheduled and unscheduled outages for Clover and North Anna for the three and six months ended June 30, 2014 and 2013 were as follows:

	Clover				North Anna
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(in days)				(in days)
Scheduled	34.5	15.7	65.4	15.7	—	32.5	—	32.5
Unscheduled	2.7	—	9.6	—	—	14.1	1.3	14.1

Total	37.2	15.7	75.0	15.7	—	46.6	1.3	46.6

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues (1)	$128,459	$106,140	$288,644	$247,959
Demand revenues	80,315	74,979	162,447	148,962

Total revenues from sales to member distribution cooperatives	208,774	181,119	451,091	396,921
Non-members (2)	8,557	6,504	31,336	11,415

Total operating revenues	$217,331	$187,623	$482,427	$408,336

Average cost of energy to member distribution cooperatives (per MWh)	$47.40	$39.88	$44.38	$40.46
Average cost of demand to member distribution cooperatives (per MWh)	29.64	28.18	24.98	24.30

Average total cost to member distribution cooperatives (per MWh)	$77.04	$68.06	$69.36	$64.76

(1)	Includes sales of renewable energy credits of $0.5 million for the three and six months ended June 30, 2014, and immaterial for three and six months ended June 30, 2013, respectively.
(2)	Includes sales of renewable energy credits of $3.2 million and $3.7 million for the three and six months ended June 30, 2014, respectively, and $0.8 million and $2.0 million for the three and six months ended June 30, 2013, respectively.

Our energy sales in MWh to our member distribution cooperatives and non-members for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	2,709,843	2,661,125	6,503,437	6,128,672
Non-members	125,533	163,434	295,396	266,127

Total energy sales	2,835,376	2,824,559	6,798,833	6,394,799

Our energy sales in MWh to our member distribution cooperatives for the three months ended June 30, 2014, were 1.8% higher as compared to the same period in 2013. For the six months ended June 30, 2014, our energy sales in MWh to our member distribution cooperatives were 6.1% higher, as compared to the same period in 2013. In the first quarter of 2014, the entire mid-Atlantic region experienced extremely cold weather.

Our energy sales in MWh to non-members for the three months ended June 30, 2014, were 23.2% lower, whereas for the six months ended June 30, 2014, they were 11.0% higher, as compared to the same periods in 2013. There was an increase in the volume of excess purchased and generated energy during the first quarter of 2014 as compared to the same period in 2013; however this increase was partially offset by a decrease in the volume of excess purchased and generated energy during the second quarter of 2014 as compared to the same period in 2013.

Total revenues from sales to our member distribution cooperatives for the three and six months ended June 30, 2014, increased $27.7 million, or 15.3%, and $54.2 million, or 13.6%, respectively, as compared to the same periods in 2013, primarily due to net increases in our total energy rate. Our average cost of energy to member distribution cooperatives per MWh increased 18.9% and 9.7%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.

The average total cost to member distribution cooperatives is affected by changes in our revenues as well as sales volumes. Our average total cost to member distribution cooperatives per MWh for the three and six months ended June 30, 2014, was 13.2% and 7.1% higher, respectively, as compared to the same periods in 2013, primarily as a result of net increases in our total energy rate. There was also an increase in demand costs related to purchased capacity and transmission primarily due to increases in charges from PJM as well as increased demand-related operations and maintenance expense related to the scheduled maintenance outages at Clover in 2014 as compared to 2013.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
April 1, 2013	(2.4)
October 1, 2013	4.7
January 1, 2014	0.5
April 1, 2014	11.8

Non-member revenue for the three months ended June 30, 2014, increased $2.1 million, or 31.6%, as compared to the same period in 2013, due to a 319.6% increase in revenue from sales of renewable energy credits. This increase was slightly offset by a 6.8% decrease in revenue from sales of excess energy which was primarily due to a 23.2% decrease in the volume of excess energy sales. Non-member revenue for the six months ended June 30, 2014, increased $19.9 million, or 174.5%, as compared to the same period in 2013, due to a 192.3% increase in revenue from sales of excess energy and a 89.1% increase in revenue from sales of renewable energy credits. The increase in revenue from sales of excess energy was primarily due to a 163.3% increase in the average price of excess energy.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Fuel	$29,098	$30,317	$144,627	$61,769
Purchased power	120,797	118,007	310,162	266,659
Deferred energy	16,469	(11,280)	(76,960)	(18,030)
Operations and maintenance	12,137	11,774	26,683	19,860
Administrative and general	11,091	10,655	22,453	21,447
Depreciation and amortization	10,498	10,569	21,004	21,209
Amortization of regulatory asset/(liability), net	965	1,272	2,798	1,584
Accretion of asset retirement obligations	1,019	995	2,038	1,990
Taxes, other than income taxes	2,136	2,184	4,307	4,416

Total Operating Expenses	$204,210	$174,493	$457,112	$380,904

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

Total operating expenses increased $29.7 million, or 17.0%, for the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to the increase in deferred energy.

•	Deferred energy expense increased $27.7 million for the three months ended June 30, 2014, respectively, as compared to the same period in 2013. For the three months ended June 30, 2014, we over-collected $16.5 million, whereas we under-collected $11.3 million for the same period in 2013. Deferred energy expense represents the difference between energy revenues and energy expenses.

Operating expenses for the six months ended June 30, 2014, were still significantly impacted by the extremely cold weather experienced by the entire mid-Atlantic region during the first quarter of 2014, which increased fuel and purchased power expense, and changed our deferred energy balance from an over-collection to an under-collection. Total operating expenses increased $76.2 million, or 20.0%, for the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to increases in fuel, purchased power, and operations and maintenance expenses, substantially offset by the decrease in deferred energy.

•	Fuel expense increased $82.9 million, or 134.1%, for the six months ended June 30, 2014, as compared to the same period in 2013. This increase was primarily driven by the 279.5% increase in the dispatch of our combustion turbine facilities as well as the 213.3% increase in the average cost of fuel for our combustion turbine facilities during the first six months of 2014 as compared to the same period in 2013.

•	Purchased power expense, which includes the cost of purchased energy, capacity, and transmission, increased $43.5 million, or 16.3%, for the six months ended June 30, 2014, as compared to the same period in 2013. The average cost of purchased energy increased 13.3% and the volume of purchased energy increased 2.7%.

•	Operations and maintenance expense increased $6.8 million, or 34.4%, for the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to the scheduled maintenance outage at Clover.

•	Deferred energy expense decreased $58.9 million for the six months ended June 30, 2014, as compared to the same period in 2013. For the six months ended June 30, 2014, we under-collected $77.0 million as compared to the same period in 2013, where we under-collected energy costs by $18.0 million.

Other Items

Investment Income

Investment income decreased for the three months ended June 30, 2014, by $0.3 million, or 17.3%, as compared to the same period in 2013, primarily due to lower income earned on our nuclear decommissioning trust. Investment income increased for the six months ended June 30, 2014, by $1.3 million, or 55.5%, as compared to the same period in 2013, primarily due to higher income earned on our nuclear decommissioning trust.

Interest Charges, Net

The major components of interest charges, net for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Total interest charges	$(11,647)	$(11,736)	$(23,197)	$(23,663)
Allowance for borrowed funds used during construction	250	51	429	83

Interest charges, net	$(11,397)	$(11,685)	$(22,768)	$(23,580)

Interest charges, net decreased for the three and six months ended June 30, 2014, by $0.3 million, or 2.5%, and $0.8 million, or 3.4%, respectively, as compared to the same periods in 2013, as a result of the decrease in total interest charges due to scheduled principal payments, and the increase in allowance for borrowed funds used during construction.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and six months ended June 30, 2014, as compared to the same period in 2013.

Financial Condition

The principal changes in our financial condition from December 31, 2013 to June 30, 2014, were caused by the change in deferred energy, and increases in long-term debt and construction work in progress, slightly offset by the decrease in unrestricted investments and other.

•	Deferred energy changed $77.0 million as a result of the under-collection of our energy costs in 2014. The deferred energy balance changed from a $37.2 million liability (over-collection) at December 31, 2013 to a $39.8 million asset (under-collection) at June 30, 2014.

•	Long-term debt increased $57.0 million due to outstanding borrowings under our revolving credit facility.

•	Construction work in progress increased $52.0 million primarily due to expenditures related to Wildcat Point and nuclear fuel.

•	Unrestricted investment and other decreased $18.3 million primarily as a result of the liquidation of temporary investments.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first six months of 2014, our operating activities used cash flows of $48.9 million and during the first six months of 2013, our operating activities provided cash flows of $15.3 million. Operating activities in 2014 were primarily impacted by the following:

•	Deferred energy changed $77.0 million due to the under-collection of energy costs in 2014. To address our under-collected deferred energy balance, we increased our total energy rate 11.8% effective April 1, 2014.

Revolving Credit Facility

We currently maintain a $500.0 million, five-year revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement extend until March 5, 2019, unless earlier terminated in accordance with the agreement. At June 30, 2014, we had $57.0 million in borrowings outstanding under this facility, which are recorded in long-term debt. Additionally, at June 30, 2014, we had a letter of credit in the amount of $7.0 million outstanding. At December 31, 2013, we did not have any borrowings or letters of credit outstanding under this facility.

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

Contractual Obligations

In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our generating facilities, power purchases for capacity and energy, the financing of our operations, and other matters. On April 8, 2014, we received a Final Order granting approval of the Wildcat Point CPCN from the MPSC and on June 2, 2014, we selected White Oak Power Constructors as the EPC contractor. As a result of these events, we have had a change to our contractual obligations, specifically with respect to construction obligations as follows:

	Payments due by Period
	Total	2014	2015-2016	2017-2018	2019 and Thereafter
	(in millions)
Long-term indebtedness	$1,399.0	$71.0	$137.0	$130.4	$1,060.6
Power purchase obligations	1,191.5	212.0	387.6	332.1	259.8
Asset retirement obligations	389.4	—	—	—	389.4
Operating lease obligations	112.2	0.5	1.0	1.5	109.2
Construction obligations	575.7	92.4	464.2	19.1	—

Total	$3,667.8	$375.9	$989.8	$483.1	$1,819.0

See “Liquidity and Capital Resources—Contractual Obligations” in Item 7 of our 2013 Annual Report on Form 10-K. We expect to fund these obligations with cash flow from operations, borrowings under our syndicated credit facility, and financings in the debt capital markets.

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

Construction Obligations

This includes payments related to major equipment purchase contracts for Wildcat Point as well as EPC contractor payments. Wildcat Point will consist of two combustion turbines, two heat recovery steam generators, and one steam turbine generator. Mitsubishi will supply the combustion turbines and Alstom will supply the heat recovery steam generators and the steam turbine generator.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2014.

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

OLD DOMINION ELECTRIC COOPERATIVE

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. Settlement discussions have been terminated and a litigation schedule has been set with a hearing date of December 9, 2014. The Presiding Judge has referred the parties to dispute resolution procedures with the assistance of FERC Dispute Resolution Service. Discussions are ongoing, parallel with the hearing procedures.

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

ITEM 5. OTHER INFORMATION

Recovery of Costs from PJM

On June 23, 2014, we filed a petition at FERC seeking recovery from PJM of approximately $14.9 million of unreimbursed costs, which were incurred during the first quarter of 2014 related to the dispatch of our combustion turbine generating facilities. The results of our efforts cannot currently be determined.

Clean Power Plan

On June 2, 2014, the EPA proposed emission guidelines for CO2 from existing electric utility generating units under 111(d) of the Clean Air Act. This proposal, referred to as the Clean Power Plan, requires that each state develop, submit, and implement a plan to achieve the interim and final state-specific goals detailed in the rulemaking. The EPA proposal has defined the following four areas of focus which the states are to utilize to meet the proposed goals:

•	increase efficiency of existing fossil-fuel plants;

•	increase dispatch of existing natural gas combined-cycle units;

•	utilize and expand the use of zero-emitting generation (additional renewables and nuclear); and

•	increase demand-side energy efficiency.

Public hearings on the Clean Power Plan were held by the EPA on July 29 – August 1, 2014. We continue to follow developments related to the guidelines, including state regulatory developments. Due to the general nature of the guidelines and the lack of specifics regarding state implementation, we cannot predict whether the final rules relating to the guidelines will have a material impact on our results of operations or financial condition.

CSAPR

The EPA proposed CSAPR, also known as the “Transport Rule,” that would require 27 states and the District of Columbia to significantly improve air quality by reducing power plant SO2 and NOx emissions that contribute to ozone and fine particle pollution in other states. Emissions reductions were originally scheduled to take effect in 2012. However, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued a stay to the implementation of CSAPR pending judicial review. On August 21, 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR, ruling that the EPA had exceeded its statutory authority. On October 5, 2012, the EPA petitioned for a rehearing of the U.S. Court of Appeals for the District of Columbia Circuit CSAPR decision. On January 24, 2013, the U.S. Court of Appeals for the District of Columbia Circuit denied the EPA’s petition for rehearing. On June 24, 2013, the U.S. Supreme Court granted the United States’ petition asking the U.S. Supreme Court to review the U.S. Court of Appeals for the District of Columbia Circuit decision on CSAPR and heard arguments on the matter in December 2013. On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit’s 2012 ruling and reinstated CSAPR. As this matter continues through the judicial process, CAIR remains in effect. We continue to follow developments related to CSAPR and we currently cannot predict the impact this matter will have on our results of operations or financial condition.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 8, 2014	/s/ Robert L. Kees
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