Form 10-Q
period 2014-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2014-11-12
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
Alstom	Alstom Power, Inc.
Bear Island	Bear Island Paper WB LLC
CAIR	Clean Air Interstate Rule
Clover	Clover Power Station
CO2	Carbon dioxide
CPCN	Certificate of Public Convenience and Necessity
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
EPA	Environmental Protection Agency
EPC	Engineering, procurement, and construction
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
Mitsubishi	Mitsubishi Hitachi Power Systems Americas, Inc.
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
North Anna	North Anna Nuclear Power Station
NOx	Nitrogen oxide
ODEC, We, Our	Old Dominion Electric Cooperative
PJM	PJM Interconnection, LLC
REC	Rappahannock Electric Cooperative
RTO	Regional transmission organization
SO2	Sulfur dioxide
TEC	TEC Trading, Inc.
Wildcat Point	Wildcat Point Generation Facility
XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,668,047	$1,660,548
Less accumulated depreciation	(774,868)	(755,288)

	893,179	905,260
Nuclear fuel, at amortized cost	13,772	23,636
Construction work in progress	127,610	36,482

Net Electric Plant	1,034,561	965,378

Investments:
Nuclear decommissioning trust	141,615	134,454
Lease deposits	98,471	96,634
Unrestricted investments and other	6,841	24,896

Total Investments	246,927	255,984

Current Assets:
Cash and cash equivalents	35,943	51,669
Accounts receivable	6,325	12,742
Accounts receivable–deposits	—	4,400
Accounts receivable–members	85,159	88,545
Fuel, materials, and supplies	67,266	49,246
Deferred energy	27,063	—
Prepayments and other	2,637	3,892

Total Current Assets	224,393	210,494

Deferred Charges:
Regulatory assets	84,113	87,983
Other	14,182	10,758

Total Deferred Charges	98,295	98,741

Total Assets	$1,604,176	$1,530,597

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$376,986	$369,997
Non-controlling interest	5,682	5,691

Total Patronage capital and Non-controlling interest	382,668	375,688
Long-term debt	784,330	749,330

Total Capitalization	1,166,998	1,125,018

Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	96,181	68,560
Accounts payable–members	43,252	24,998
Accrued expenses	18,518	4,991
Deferred energy	—	37,193

Total Current Liabilities	186,243	164,034

Deferred Credits and Other Liabilities:
Asset retirement obligations	83,917	80,860
Obligations under long-term lease	83,353	79,227
Regulatory liabilities	75,578	76,940
Other	8,087	4,518

Total Deferred Credits and Other Liabilities	250,935	241,545

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,604,176	$1,530,597

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Operating Revenues	$233,904	$220,393	$716,331	$628,729

Operating Expenses:
Fuel	33,667	39,036	178,294	100,805
Purchased power	138,293	139,227	448,455	405,886
Deferred energy	12,704	(9,941)	(64,256)	(27,971)
Operations and maintenance	12,468	11,955	39,151	31,815
Administrative and general	9,000	11,364	31,453	32,811
Depreciation and amortization	10,476	10,586	31,480	31,795
Amortization of regulatory asset/(liability), net	1,282	1,110	4,080	2,694
Accretion of asset retirement obligations	1,019	995	3,057	2,985
Taxes, other than income taxes	1,980	2,051	6,287	6,467

Total Operating Expenses	220,889	206,383	678,001	587,287

Operating Margin	13,015	14,010	38,330	41,442
Other expense, net	(785)	(607)	(2,224)	(1,908)
Investment income	1,650	1,397	5,177	3,665
Interest charges, net	(11,537)	(12,174)	(34,305)	(35,754)
Income taxes	1	(75)	2	(96)

Net Margin including Non-controlling interest	2,344	2,551	6,980	7,349
Non-controlling interest	5	(103)	9	(169)

Net Margin attributable to ODEC	2,349	2,448	6,989	7,180
Patronage Capital - Beginning of Period	374,637	365,156	369,997	360,424

Patronage Capital - End of Period	$376,986	$367,604	$376,986	$367,604

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$6,980	$7,349
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	31,480	31,795
Other non-cash charges	13,512	14,183
Amortization of lease obligations	4,126	3,855
Interest on lease deposits	(2,121)	(2,071)
Change in current assets	(2,562)	28,524
Change in deferred energy	(64,256)	(27,971)
Change in current liabilities	42,992	(6,012)
Change in regulatory assets and liabilities	336	(10,808)
Change in deferred charges and credits	(2,643)	565

Net Cash Provided by Operating Activities	27,844	39,409

Investing Activities:
Purchases of held to maturity securities	(2,240)	(49,997)
Proceeds from sale of held to maturity securities	20,000	53,117
Increase in other investments	(4,409)	(3,676)
Electric plant additions	(91,921)	(18,772)

Net Cash Used for Investing Activities	(78,570)	(19,328)

Financing Activities:
Issuance of long-term debt	—	100,000
Debt issuance costs	—	(744)
Payment of long-term debt	—	(60,535)
Draws on revolving credit facilities	222,954	—
Repayments on revolving credit facilities	(187,954)	—

Net Cash Provided by Financing Activities	35,000	38,721

Net Change in Cash and Cash Equivalents	(15,726)	58,802
Cash and Cash Equivalents - Beginning of Period	51,669	37,343

Cash and Cash Equivalents - End of Period	$35,943	$96,145

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2014, our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The consolidated results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.7 million at September 30, 2014 and December 31, 2013. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$141,615	$44,903	$96,712	$—
Unrestricted investments and other (3)	190	190	—	—

Total Financial Assets	$141,805	$45,093	$96,712	$—

Derivatives - gas and power, net (4)	$249	$680	$(431)	$—

Total Financial Liabilities	$249	$680	$(431)	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$134,454	$42,661	$91,793	$—
Unrestricted investments and other (3)	173	173	—	—
Derivatives - gas and power, net (4)	412	412	—	—

Total Financial Assets	$135,039	$43,246	$91,793	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.
(2)	Nuclear decommissioning trust includes investments that are available for sale and classified as Level 2. These Level 2 assets consist of an equity fund that attempts to replicate the return of the S&P 500, an equity fund that invests in small capitalization stocks, and an equity fund that invests in international stocks. The fair values of the investments in the nuclear decommissioning trust have been estimated using the net asset value per share.
(3)	Unrestricted investments and other includes investments that are related to equity securities.
(4)	Derivatives – gas and power, net represent natural gas futures contracts and purchased power contracts, which are recorded on our Condensed Consolidated Balance Sheet in deferred charges–other if an asset, or in deferred credits and other liabilities-other, if a liability. The level 2 derivatives – gas and power, net include gas and purchased power contracts valued by ACES. The gas contracts are indexed against NYMEX and the purchased power contracts are valued using observable market inputs for similar transactions. For additional information about our derivative financial instruments, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

We did not have any financial assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

3.	Derivatives and Hedging

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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of September 30, 2014 Quantity	As of December 31, 2013 Quantity
Natural gas	MMBTU	6,505,280	1,470,000
Purchased power - excess sales	MWh	111,600	—

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

	Balance Sheet Location	Fair Value
		As of September 30, 2014	As of December 31, 2013
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$—	$412

Total derivatives in an asset position		$—	$412

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$134	$—
Purchased power contracts - excess sales	Deferred credits and other liabilities-other	115	—

Total derivatives in a liability position		$249	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine months Ended September 30, 2014 and 2013

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability for Derivatives as of September 30,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Nine Months Ended September 30,
	2014	2013		2014	2013	2014	2013
	(in thousands)			(in thousands)		(in thousands)
Natural gas futures contracts	$(135)	$(11)	Fuel	$(1,081)	$(2,344)	$(746)	$(3,031)
Purchased power contracts - excess sales	(115)	—	Purchased power	—	—	—	—

Total	$(250)	$(11)		$(1,081)	$(2,344)	$(746)	$(3,031)

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

4.	Investments

Investments were as follows at September 30, 2014 and December 31, 2013:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)
September 30, 2014

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$41,333	$3,114	$—	$44,447	$44,447
Equity securities	Available for sale	66,434	30,278	—	96,712	96,712
Cash and other	Available for sale	456	—	—	456	456

Total Nuclear Decommissioning Trust		$108,223	$33,392	$—	$141,615	$141,615

Lease Deposits (2)
Government obligations	Held to maturity	$98,471	$5,316	$—	$103,787	$98,471

Total Lease Deposits		$98,471	$5,316	$—	$103,787	$98,471

Unrestricted investments
Government obligations	Held to maturity	$2,006	$—	$(4)	$2,002	$2,006
Debt securities	Held to maturity	2,440	—	(1)	2,439	2,440

Total Unrestricted Investments		$4,446	$—	$(5)	$4,441	$4,446

Other
Equity securities	Trading	$146	$44	$—	$190	$190
Non-marketable equity investments	Equity	2,205	1,833	—	4,038	2,205

Total Other		$2,351	$1,877	$—	$4,228	$2,395

						$246,927

December 31, 2013

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$40,352	$1,719	$—	$42,071	$42,071
Equity securities	Available for sale	62,293	29,500	—	91,793	91,793
Cash and other	Available for sale	590	—	—	590	590

Total Nuclear Decommissioning Trust		$103,235	$31,219	$—	$134,454	$134,454

Lease Deposits (2)
Government obligations	Held to maturity	$96,634	$5,676	$—	$102,310	$96,634

Total Lease Deposits		$96,634	$5,676	$—	$102,310	$96,634

Unrestricted investments
Government obligations	Held to maturity	$20,174	$1	$—	$20,175	$20,174
Debt securities	Held to maturity	2,200	—	(4)	2,196	2,200

Total Unrestricted Investments		$22,374	$1	$(4)	$22,371	$22,374

Other
Equity securities	Trading	$131	$42	$—	$173	$173
Non-marketable equity investments	Equity	2,349	1,735	—	4,084	2,349

Total Other		$2,480	$1,777	$—	$4,257	$2,522

						$255,984

(1)	Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3 of the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K. Unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability.
(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

Our investments by classification at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014		December 31, 2013
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for sale	$108,223	$141,615	$103,235	$134,454
Held to maturity	102,917	102,917	119,008	119,008
Equity	2,205	2,205	2,349	2,349
Trading	146	190	131	173

	$213,491	$246,927	$224,723	$255,984

Contractual maturities of debt securities at September 30, 2014, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for sale (1)	$—	$—	$44,447	$—	$44,447
Held to maturity	1,756	101,081	80	—	102,917

	$1,756	$101,081	$44,527	$—	$147,364

(1)	The contractual maturities of available for sale debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

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

For the three and nine months ended September 30, 2014, we recorded a reduction in operating revenues of $40,100 and $1.9 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges. For the three and nine months ended September 30, 2013, we recorded a reduction to operating revenues of $2.3 million and $10.6 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.

Three and Nine Months Ended September 2014 Results and the Impact on Deferred Energy

Deferred energy expense represents the difference between energy revenues, which are based upon energy rates approved by our board of directors, and energy expenses, which are based upon actual energy costs incurred. In the three months ended September 30, 2014, we over-collected energy costs from our member distribution cooperatives by $12.7 million and for the nine months ended September 30, 2014, we under-collected energy costs from our member distribution cooperatives by $64.3 million. As a result, our deferred energy balance changed from an over-collection of $37.2 million at December 31, 2013, to an under-collection of $27.1 million at September 30, 2014. This under-collection was driven by first quarter 2014 results when the entire mid-Atlantic region experienced extremely cold weather, which increased our energy sales in MWh to our member distribution cooperatives 10.2% over the expected requirements, and which had a significant effect on our fuel and purchased power costs. To address the under-collection of energy costs, we increased our total energy rate 11.8% effective April 1, 2014, and an additional 2.4% effective October 1, 2014.

Wildcat Point Generation Facility

On April 23, 2013, we announced our intention to seek approval to develop and construct a 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals. On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC. On June 2, 2014, we selected White Oak Power Constructors as the EPC contractor under a fixed price contract. Site preparation and engineering activities are in process and we anticipate permanent construction will begin in late 2014, and the facility will become operational in mid-2017. We currently anticipate that the project cost will be approximately $790.0 million, including financing costs.

Wildcat Point will consist of two combustion turbines, two heat recovery steam generators and one steam turbine generator. Mitsubishi will supply the combustion turbines and Alstom will supply the heat recovery steam generators and the steam turbine generator. Beginning in June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point. For the nine months ended September 30, 2014 and 2013, we expensed $4.1 million and $5.8 million, respectively, of non-capital costs related to Wildcat Point. As of September 30, 2014, we capitalized progress payments for major equipment, EPC payments, emission reduction credits, and land and land rights totaling $76.2 million, which are recorded in construction work in progress.

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. Settlement discussions have been terminated and a litigation schedule has been set with a hearing date of December 9, 2014. The presiding judge of the proceeding referred the parties to dispute resolution procedures with the assistance of FERC Dispute Resolution Service; however, dispute resolution procedures have been terminated and the hearing procedures continue.

Recovery of Costs from PJM

On June 23, 2014, we filed a petition at FERC seeking recovery from PJM of approximately $14.9 million of unreimbursed costs, which were incurred during the first quarter of 2014 related to the dispatch of our combustion turbine generating facilities. The results of our petition cannot currently be determined and we have not recorded a receivable related to this matter.

Revolving Credit Facility

We currently maintain a $500.0 million, five-year revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement extend until March 5, 2019. At September 30, 2014, we had $35.0 million in borrowings outstanding under this facility, which are recorded in long-term debt. Additionally, at September 30, 2014, we had a letter of credit in the amount of $7.0 million outstanding. At December 31, 2013, we did not have any borrowings or letters of credit outstanding under this facility.

Long-term debt

We currently anticipate that we will issue long-term debt in the first quarter of 2015 to fund capital expenditures related to the construction of Wildcat Point.

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

Critical Accounting Policies

As of September 30, 2014, there have been no significant changes in our critical accounting policies as disclosed in our 2013 Annual Report on Form 10-K. These policies include the accounting for rate regulation, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results for the nine months ended September 30, 2014, were still significantly impacted by the extremely cold weather experienced by the entire mid-Atlantic region during the first quarter of 2014, which increased energy sales and fuel and purchased power expense, and changed our deferred energy balance from an over-collection to an under-collection. Our average energy cost increased 12.6%, primarily driven by a $77.5 million increase in fuel expense and a $42.6 million increase in purchased power expense. The increase in fuel expense was primarily impacted by a 73.7% increase in the dispatch of our combustion turbine facilities as well as a 192.1% increase in the average cost of fuel for these facilities. The increase in purchased power expense was driven by a 6.3% increase in the average cost of purchased energy and a 2.9% increase in the volume of purchased energy. In the three months ended September 30, 2014, we over-collected energy costs from our member distribution cooperatives by $12.7 million, and for the nine months ended September 30, 2014, we under-collected energy costs from our member distribution cooperatives by $64.3 million. Any over-or under-collection of energy costs is recorded as deferred energy expense. As a result, our deferred energy balance, which represents the cumulative difference between energy revenues and energy expenses, changed from an over-collection of $37.2 million at December 31, 2013, to an under-collection of $27.1 million at September 30, 2014. To address the under-collection of energy costs, we increased our total energy rate 11.8% effective April 1, 2014, and an additional 2.4% effective October 1, 2014. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2013 Annual Report on Form 10-K.

Wildcat Point Generation Facility

On April 23, 2013, we announced our intention to seek approval to develop and construct a 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals. On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC. On June 2, 2014, we selected White Oak Power Constructors as the EPC contractor under a fixed price contract. Site preparation and engineering activities are in process and we anticipate permanent construction will begin in late 2014, and the facility will become operational in mid-2017. We currently anticipate that the project cost will be approximately $790.0 million, including financing costs.

Wildcat Point will consist of two combustion turbines, two heat recovery steam generators and one steam turbine generator. Mitsubishi will supply the combustion turbines and Alstom will supply the heat recovery steam generators and the steam turbine generator. Beginning in June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point. For the nine months ended September 30, 2014 and 2013, we expensed $4.1 million and $5.8 million, respectively, of non-capital costs related to Wildcat Point. As of September 30, 2014, we capitalized progress payments for major equipment, EPC payments, emission reduction credits, and land and land rights totaling $76.2 million, which are recorded in construction work in progress.

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

Demand costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, and our margin requirements and additional equity contributions approved by our board of directors are recovered through our demand rates. The formula rate allows us to change the actual demand rates we charge as our demand-related costs change, without FERC approval, with the exception of decommissioning cost, which is a fixed number in the formula rate that requires FERC approval prior to any adjustment. FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula. Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates. Through December 31, 2013, we collected our total demand costs through a single demand rate. Effective January 1, 2014, pursuant to FERC’s acceptance of the revisions to the formula rate as issued in FERC’s December 2, 2013 order, we now collect our total demand costs through the following three separate rates:

•	Transmission service rate – designed to collect transmission-related and distribution-related costs;

•	RTO capacity service rate – a proxy rate based on capacity prices in PJM which PJM allocates to ODEC and all other RTO members; and

•	Remaining owned capacity service rate – recovers all remaining demand costs not billed and/or recovered under the transmission service and RTO capacity service rates.

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

For the three and nine months ended September 30, 2014, we recorded a reduction in operating revenues of $40,100 and $1.9 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges. For the three and nine months ended September 30, 2013, we recorded a reduction in operating revenues of $2.3 million and $10.6 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.

Weather

Weather is one factor that affects the demand for electricity. Weather also plays a role in the price of market energy through its effects on the market prices for fuel, particularly natural gas. Heating degree days are a measurement tool used to quantify the need to utilize heat for a building, and cooling degree days are a measurement tool used to quantify the need to utilize cooling for a building. The heating and cooling degree data is compiled utilizing various weather stations. Weather stations can be added or changed during the year, which may result in updates to previously reported data. The heating degree days and cooling degree days for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Heating degree days	—	—	—	2,607	2,275	14.6
Cooling degree days	744	849	(12.4)	1,064	1,131	(5.9)

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	685,719	21.0%	742,442	22.2%	1,996,626	19.8%	2,186,994	22.4%
North Anna	423,734	13.0	427,541	12.8	1,399,014	13.8	1,275,663	13.1
Louisa	34,504	1.1	49,027	1.5	181,041	1.8	86,595	0.9
Marsh Run	93,499	2.8	93,564	2.8	342,820	3.4	158,048	1.6
Rock Springs	23,399	0.7	83,799	2.5	73,521	0.7	99,260	1.0
Distributed Generation	176	—	405	—	2,168	—	439	—

Total Generated	1,261,031	38.6	1,396,778	41.8	3,995,190	39.5	3,806,999	39.0

Purchased:
Other than renewable:
Long-term and short-term	1,620,616	49.6	1,254,385	37.5	4,710,558	46.6	4,287,727	44.0
Spot market	259,684	7.9	586,920	17.6	872,854	8.6	1,130,640	11.6

Total Other than renewable	1,880,300	57.5	1,841,305	55.1	5,583,412	55.2	5,418,367	55.6

Renewable (1)	127,748	3.9	102,207	3.1	538,059	5.3	530,291	5.4

Total Purchased	2,008,048	61.4	1,943,512	58.2	6,121,471	60.5	5,948,658	61.0

Total Available Energy	3,269,079	100.0%	3,340,290	100.0%	10,116,661	100.0%	9,755,657	100.0%

(1)	Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

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

Our generating facilities are under dispatch control of PJM. Typically, nuclear facilities are almost always dispatched and coal-fired and combustion turbine facilities are dispatched based upon economic factors including the market price of energy, and to meet reliability requirements. The operational availability of our owned generating resources for the three and nine months ended September 30, 2014 and 2013, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Clover	92.6%	96.5%	83.8%	95.9%
North Anna	87.0	87.5	95.4	87.3
Louisa	100.0	94.4	97.5	97.6
Marsh Run	100.0	99.4	98.8	99.2
Rock Springs	99.4	99.9	97.6	98.7

The output of Clover and North Anna for the three and nine months ended September 30, 2014 and 2013, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Clover	72.0%	77.8%	70.5%	77.2%
North Anna	87.4	88.0	97.4	88.7

The scheduled and unscheduled outages for Clover and North Anna for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Clover				North Anna
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(in days)				(in days)
Scheduled	6.5	—	72.1	15.7	24.0	23.0	24.0	55.5
Unscheduled	7.2	6.5	16.5	6.5	—	—	1.3	14.1

Total	13.7	6.5	88.6	22.2	24.0	23.0	25.3	69.6

North Anna Unit 2 began a scheduled refueling and maintenance outage on September 7, 2014, which ended on October 10, 2014.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues (1)	$147,770	$124,359	$436,414	$372,318
Demand revenues	80,837	80,108	243,284	229,070

Total revenues from sales to member distribution cooperatives	228,607	204,467	679,698	601,388
Non-members (2)	5,297	15,926	36,633	27,341

Total operating revenues	$233,904	$220,393	$716,331	$628,729

Average cost of energy to member distribution cooperatives (per MWh)	$47.61	$40.09	$45.43	$40.33
Average cost of demand to member distribution cooperatives (per MWh)	26.04	25.82	25.32	24.82

Average total cost to member distribution cooperatives (per MWh)	$73.65	$65.91	$70.75	$65.15

(1)	Includes sales of renewable energy credits of $0.8 million and $1.3 million, for the three and nine months ended September 30, 2014, respectively, and that were immaterial for the three and nine months ended September 30, 2013.
(2)	There were no sales of renewable energy credits for the three months ended September 30, 2014. Includes sales of renewable energy credits of $3.7 million for the nine months ended September 30, 2014, and $4.2 million and $6.1 million for the three and nine months ended September 30, 2013, respectively.

Our energy sales in MWh to our member distribution cooperatives and non-members for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	3,103,902	3,102,068	9,607,339	9,230,740
Non-members	153,614	216,928	449,010	483,055

Total energy sales	3,257,516	3,318,996	10,056,349	9,713,795

Our energy sales in MWh to our member distribution cooperatives for the three months ended September 30, 2014, were relatively flat as compared to the same period in 2013. For the nine months ended September 30, 2014, MWh sales were 4.1% higher, as compared to the same period in 2013. In the first quarter of 2014, the entire mid-Atlantic region experienced extremely cold weather.

Our energy sales in MWh to non-members for the three and nine months ended September 30, 2014, were 29.2% and 7.0% lower, respectively, as compared to the same periods in 2013 as the result of the decrease in the volume of excess purchased and generated energy.

Total revenues from sales to our member distribution cooperatives for the three and nine months ended September 30, 2014, increased $24.1 million, or 11.8%, and $78.3 million, or 13.0%, respectively, as compared to the same periods in 2013, primarily due to net increases in our total energy rate. Our average cost of energy to member distribution cooperatives per MWh increased 18.8% and 12.6%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.

The average total cost to member distribution cooperatives is affected by changes in our revenues as well as sales volumes. Our average total cost to member distribution cooperatives per MWh for the three and nine months ended September 30, 2014, was 11.7% and 8.6% higher, respectively, as compared to the same periods in 2013, primarily as a result of increases in our total energy rate. There was also an increase in demand costs related to purchased transmission and capacity due to increases in charges from PJM, as well as increased demand-related operations and maintenance expense related to the scheduled maintenance outages at Clover in 2014 as compared to 2013.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
April 1, 2013	(2.4)
October 1, 2013	4.7
January 1, 2014	0.5
April 1, 2014	11.8
October 1, 2014	2.4

Non-member revenue for the three months ended September 30, 2014, decreased $10.6 million, or 66.7%, as compared to the same period in 2013, due to a 54.9% decrease in revenue from sales of excess energy and a 100.0% decrease in revenue from sales of renewable energy credits. The decrease in revenue from sales of excess energy was due to a 29.2% decrease in the volume of excess energy sales and a 36.4% decrease in the average price of excess energy. Non-member revenue for the nine months ended September 30, 2014, increased $9.3 million, or 34.0%, as compared to the same period in 2013, due to a 67.3% increase in the average price of excess energy.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Fuel	$33,667	$39,036	$178,294	$100,805
Purchased power	138,293	139,227	448,455	405,886
Deferred energy	12,704	(9,941)	(64,256)	(27,971)
Operations and maintenance	12,468	11,955	39,151	31,815
Administrative and general	9,000	11,364	31,453	32,811
Depreciation and amortization	10,476	10,586	31,480	31,795
Amortization of regulatory asset/(liability), net	1,282	1,110	4,080	2,694
Accretion of asset retirement obligations	1,019	995	3,057	2,985
Taxes, other than income taxes	1,980	2,051	6,287	6,467

Total Operating Expenses	$220,889	$206,383	$678,001	$587,287

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

Total operating expenses increased $14.5 million, or 7.0%, and $90.7 million, or 15.4%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase for the three months ended September 30, 2014 was primarily due to the increase in deferred energy. The increase for the nine months ended September 30, 2014, was primarily due to increases in fuel and purchased power, partially offset by the decrease in deferred energy.

•	Fuel expense increased $77.5 million, or 76.9%, for the nine months ended September 30, 2014, as compared to the same period in 2013. This increase was primarily driven by the 73.7% increase in the dispatch of our combustion turbine facilities as well as the 192.1% increase in the average cost of fuel for our combustion turbine facilities.

•	Purchased power expense, which includes the cost of purchased energy, capacity, and transmission, increased $42.6 million, or 10.5%, for the nine months ended September 30, 2014, as compared to the same period in 2013. The average cost of purchased energy increased 6.3% and the volume of purchased energy increased 2.9%.

•	Deferred energy expense increased $22.6 million for the three months ended September 30, 2014, as compared to the same period in 2013. Deferred energy expense decreased $36.3 million for the nine months ended September 30, 2014, as compared to the same period in 2013. For the three months ended September 30, 2014, we over-collected $12.7 million and for nine months ended September 30, 2014, we under-collected $64.3 million. Deferred energy expense represents the difference between energy revenues and energy expenses.

Other Items

Investment Income

Investment income increased for the three and nine months ended September 30, 2014, by $0.3 million, or 18.1%, and $1.5 million, or 41.3%, as compared to the same periods in 2013, primarily due to higher income earned on our nuclear decommissioning trust.

Interest Charges, Net

The major components of interest charges, net for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Total interest charges	$(11,748)	$(12,237)	$(34,945)	$(35,900)
Allowance for borrowed funds used during construction	211	63	640	146

Interest charges, net	$(11,537)	$(12,174)	$(34,305)	$(35,754)

Interest charges, net decreased for the three and nine months ended September 30, 2014, by $0.6 million, or 5.2%, and $1.4 million, or 4.1%, respectively, as compared to the same periods in 2013, as a result of the decrease in total interest charges due to scheduled principal payments, and the increase in allowance for borrowed funds used during construction.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, decreased for the three and nine months ended September 30, 2014, by $0.1 million, or 4.0%, and $0.2 million, or 2.7%, respectively, as compared to the same periods in 2013.

Financial Condition

The principal changes in our financial condition from December 31, 2013 to September 30, 2014, were caused by the increase in construction work in progress, the change in deferred energy, the increases in long-term debt, accounts payable, accounts payable–members, fuel, materials, and supplies, and accrued expenses, partially offset by the decrease in unrestricted investments and other.

•	Construction work in progress increased $91.1 million primarily due to expenditures related to Wildcat Point and nuclear fuel.

•	Deferred energy changed $64.3 million as a result of the under-collection of our energy costs in 2014. The deferred energy balance changed from a $37.2 million liability (over-collection) at December 31, 2013 to a $27.1 million asset (under-collection) at September 30, 2014.

•	Long-term debt increased $35.0 million due to outstanding borrowings under our revolving credit facility.

•	Accounts payable increased $27.6 million due to increased payables related to our ownership interests in Clover and North Anna, and payables related to Wildcat Point.

•	Accounts payable–members increased $18.3 million due to the increase in member prepayments offset by the decrease in amounts owed to our member distribution cooperatives under Margin Stabilization.

•	Fuel, materials, and supplies increased $18.0 million primarily due to the increase in coal and diesel fuel balances.

•	Accrued expenses increased $13.5 million primarily as a result of accrued interest on long-term debt.

•	Unrestricted investments and other decreased $18.1 million primarily as a result of the liquidation of temporary investments.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first nine months of 2014 and 2013, our operating activities provided cash flows of $27.8 million and $39.4 million respectively. Operating activities in 2014 were primarily impacted by the following:

•	Deferred energy changed $64.3 million due to the under-collection of energy costs in 2014. To address the under-collection of energy costs, we increased our total energy rate 11.8% effective April 1, 2014, and an additional 2.4% effective October 1, 2014.

•	Current liabilities changed $43.0 million due to the $18.3 million increase in accounts payable–members, the $13.5 million increase in accrued liabilities, and the $11.2 million increase in accounts payable.

Revolving Credit Facility

We currently maintain a $500.0 million, five-year revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement extend until March 5, 2019. At September 30, 2014, we had $35.0 million in borrowings outstanding under this facility, which are recorded in long-term debt. Additionally, at September 30, 2014, we had a letter of credit in the amount of $7.0 million outstanding. At December 31, 2013, we did not have any borrowings outstanding under this facility.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and financings in the debt capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating facilities. We currently anticipate that we will issue long-term debt in the first quarter of 2015 to fund expenditures related to the construction of Wildcat Point.

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

Contractual Obligations

In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our generating facilities, power purchases for capacity and energy, the financing of our operations, and other matters. On April 8, 2014, we received a Final Order granting approval of the Wildcat Point CPCN from the MPSC and on June 2, 2014, we selected White Oak Power Constructors as the EPC contractor. As a result of these events, we had a change to our contractual obligations, specifically with respect to construction obligations. In our SEC Form 10-Q for the quarterly period ended June 30, 2014, we disclosed an updated contractual obligations table as follows:

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

Long-term Indebtedness

At December 31, 2013, all of our long-term indebtedness was issued under the Indenture. Long-term indebtedness includes both the principal of and interest on long-term indebtedness, long-term indebtedness due within one year and unamortized discounts and premiums relating to long-term indebtedness.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2014.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely matter. We have established a Disclosure Assessment Committee comprised of members from senior and middle management to assist in this evaluation. In the third quarter of 2014, we implemented a new fixed asset system. Other than the new fixed asset system, there have been no material changes in our internal controls over financial reporting or in other factors that could significantly affect such controls during the past fiscal quarter.

OLD DOMINION ELECTRIC COOPERATIVE

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. Settlement discussions have been terminated and a litigation schedule has been set with a hearing date of December 9, 2014. The presiding judge of the proceeding referred the parties to dispute resolution procedures with the assistance of FERC Dispute Resolution Service; however, dispute resolution procedures have been terminated and the hearing procedures continue.

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

ITEM 5. OTHER INFORMATION

Recovery of Costs from PJM

On June 23, 2014, we filed a petition at FERC seeking recovery from PJM of approximately $14.9 million of unreimbursed costs, which were incurred during the first quarter of 2014 related to the dispatch of our combustion turbine generating facilities. The results of our petition cannot currently be determined.

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

CSAPR

The EPA proposed CSAPR, also known as the “Transport Rule,” that would require 27 states and the District of Columbia to significantly improve air quality by reducing power plant SO2 and NOx emissions that contribute to ozone and fine particle pollution in other states. Emissions reductions were originally scheduled to take effect in 2012. However, on December 30, 2011, the D.C. Circuit issued a stay to the implementation of CSAPR pending judicial review. On August 21, 2012, the D.C. Circuit vacated CSAPR, ruling that the EPA had exceeded its statutory authority. On October 5, 2012, the EPA petitioned for a rehearing of the D.C. Circuit CSAPR decision. On January 24, 2013, the D.C. Circuit denied the EPA’s petition for rehearing. On June 24, 2013, the U.S. Supreme Court granted the United States’ petition asking the U.S. Supreme Court to review the D.C. Circuit decision on CSAPR and heard arguments on the matter in December 2013. On April 29, 2014, the U.S. Supreme Court overturned the D.C. Circuit’s 2012 ruling and reinstated CSAPR. On October 23, 2014, the D.C. Circuit formally reinstated CSAPR and scheduled to hear oral arguments on the remand for March 11, 2015. CAIR remains in effect through 2014 and we anticipate the EPA will implement CSAPR beginning January 1, 2015. We continue to follow developments related to CSAPR and we currently do not expect that this will have a material impact on our consolidated results of operations and financial condition.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 12, 2014	/s/ Robert L. Kees
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