Form 10-K
period 2014-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2015-03-11
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2014 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
Alstom	Alstom Power, Inc.
Bear Island	Bear Island Paper WB LLC
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCRs	Coal combustion residuals
CEC	Choptank Electric Cooperative, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Clover	Clover Power Station
CPCN	Certificate of Public Convenience and Necessity
CO2	Carbon dioxide
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DEC	Delaware Electric Cooperative, Inc.
DPSC	Delaware Public Service Commission
DOE	U.S. Department of Energy
EGU	Electric generating unit
EP	Essential Power, LLC, formerly known as North American Energy Alliance, LLC
EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005, as amended
EPC	Engineering, procurement, and construction
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gases
Hg	Mercury
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
IRC	Internal Revenue Code of 1986, as amended
kV	Kilovolt
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards
Mitsubishi	Mitsubishi Hitachi Power Systems Americas, Inc.
Moody’s	Moody’s Investors Service
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
Norfolk Southern	Norfolk Southern Railway Company
North Anna	North Anna Nuclear Power Station
North Anna Unit 3	A potential additional nuclear-powered generating unit at North Anna
NOVEC	Northern Virginia Electric Cooperative
NOx	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NRECA	National Rural Electric Cooperative Association
NYMEX	New York Mercantile Exchange

ODEC, We, Our	Old Dominion Electric Cooperative
Outside Directors	Members of our board of directors who are not employed by our member distribution cooperatives
Potomac Edison	Potomac Edison Company of Virginia
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Pension Protection Act
Rabobank	Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”
RCRA	Resource Conservation and Recovery Act, as amended
REC	Rappahannock Electric Cooperative
RICE	Reciprocating Internal Combustion Engine National Emissions Standards for Hazardous Air Pollutants
RFP	Request for proposal
RGGI	Regional Greenhouse Gas Initiative
RPM	Reliability Pricing Model
RPS	Renewable portfolio standards
RTO	Regional transmission organization
RUS	U.S. Department of Agriculture Rural Utilities Service
S&P	Standard & Poor’s Ratings Services
SEPA	Southeastern Power Administration
SO2	Sulfur dioxide
SVEC	Shenandoah Valley Electric Cooperative
TEC	TEC Trading, Inc.
VDEQ	Virginia Department of Environmental Quality
Virginia Power	Virginia Electric and Power Company
VMDAEC	Virginia, Maryland, and Delaware Association of Electric Cooperatives
VSCC	Virginia State Corporation Commission
Wildcat Point	Wildcat Point Generation Facility
XBRL	Extensible Business Reporting Language

PART I

ITEM 1. BUSINESS

OVERVIEW

Old Dominion Electric Cooperative was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit power supply cooperative. We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. We serve their power requirements pursuant to long-term, all-requirements wholesale power contracts. Through our member distribution cooperatives, we served more than 560,000 retail electric customers (meters), representing a total population of approximately 1.4 million people in 2014.

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

We are owned entirely by our members, which are the primary purchasers of the power we sell. We have two classes of members. Our Class A members are customer-owned electric distribution cooperatives that are engaged in the retail sale of power to their customers. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our member distribution cooperatives primarily serve rural, suburban, and recreational areas. These areas predominantly reflect stable growth in residential capacity and energy requirements both in terms of power sales and number of customers. See “Members—Service Territories and Customers” below.

We are a not-for-profit electric cooperative and are currently exempt from federal income taxation under IRC Section 501(c)(12).

We are not a party to any collective bargaining agreement. We had 111 employees as of March 2, 2015.

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

Revenues from our member distribution cooperatives and the percentage each contributed to total revenues from sales to our member distribution cooperatives in 2014 are as follows:

Member Distribution Cooperatives	Revenues
	(in millions)
Rappahannock Electric Cooperative	$311.7	34.3%
Shenandoah Valley Electric Cooperative	172.1	19.0
Delaware Electric Cooperative, Inc.	106.8	11.8
Choptank Electric Cooperative, Inc.	80.2	8.8
Southside Electric Cooperative	70.2	7.7
A&N Electric Cooperative	53.0	5.8
Mecklenburg Electric Cooperative	43.8	4.8
Prince George Electric Cooperative	23.5	2.6
Northern Neck Electric Cooperative	21.3	2.4
Community Electric Cooperative	15.3	1.7
BARC Electric Cooperative	10.1	1.1

Total	$908.0	100.0%

No individual customer of our member distribution cooperatives constituted more than 3.5% of our revenues from our member distribution cooperatives.

Service Territories and Customers

The territories served by our member distribution cooperatives cover large portions of Virginia, Delaware, and Maryland. These service territories range from the extended suburbs of Washington, D.C. to the North Carolina border and from the Atlantic shores of Virginia, Delaware, and Maryland to the Appalachian Mountains.

Our member distribution cooperatives’ service territories are diverse and encompass primarily rural, suburban, and recreational areas. The unemployment rate in their service territories is generally below that of the national average. Our member distribution cooperatives’ customers’ requirements for capacity and energy generally are seasonal and increase in winter and summer as home heating and cooling needs increase and then decline in the spring and fall as the weather becomes milder. Our member distribution cooperatives also serve major industries which include manufacturing, poultry, telecommunications, agriculture, forestry and wood products, paper, and travel.

Our member distribution cooperatives’ sales of energy in 2014 totaled approximately 12,300,000 MWh. These sales were divided by customer class as follows:

Customer Class	Percentage of MWh Sales	Percentage of Customers

Residential	59.6%	89.2%
Commercial and industrial	39.1	9.9
Other	1.3	0.9

From 2009 through 2014, our eleven member distribution cooperatives experienced a compound annual growth rate of approximately 4.8% in the number of customers and a compound annual growth rate of 8.0% in energy sales measured in MWh. Our member distribution cooperatives’ service territories continue to experience modest growth due to the expansion of suburban communities into neighboring rural areas and the continuing development of resort and vacation communities within their service territories. These annual growth rates have been impacted by acquisitions of service territories by our member distribution cooperatives. Excluding acquisition of the Virginia service territory of Potomac Edison by two of our member distribution cooperatives and the disposition by SVEC of service territory in West Virginia, both which occurred in 2010, we estimate that our eleven member distribution cooperatives experienced a compound annual growth rate from 2009 to 2014 of approximately 0.4% in the number of customers and a compound annual growth rate of approximately 2.0% in energy sales measured in MWh.

Our eleven member distribution cooperatives’ average number of customers per mile of energized line has increased approximately 11.2 % since 2009 to approximately 9.4 customers per mile in 2014. System densities of our member distribution cooperatives in 2014 ranged from 6.3 customers per mile in the service territory of BARC Electric Cooperative to 14.4 customers per mile in the service territory of A&N Electric Cooperative. Excluding the Potomac Edison acquisitions and the SVEC disposition, we estimate the average number of customers per mile of energized line increased approximately 3.0% since 2009 to approximately 8.7 customers per mile in 2014. In 2014, the average service density for all distribution electric cooperatives in the United States was approximately 7.4 customers per mile.

Delaware and Maryland each currently grant all retail customers the right to choose their power supplier. Virginia currently grants a limited number of large retail customers the right to choose their power suppliers and only in very limited circumstances. The laws of each state grant utilities, including our member distribution cooperatives, the exclusive right to provide transmission and distribution (including metering and billing) services and to be the default providers of power to their customers in service territories certified by their respective state public service commissions. See “Regulation” and “Competition” below.

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

The principal exception to the all-requirements obligations of the member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA. Purchases under this exception constituted approximately 1.4% of our member distribution cooperatives’ total energy requirements in 2014.

Two additional limited exceptions to the all-requirements nature of the contract permit the member distribution cooperatives to receive up to the greater of 5.0% of their power requirements or 5 MW from owned generation or other suppliers, and to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. In 2014, our member distribution cooperatives collectively received 8.7 MW, under these exceptions. We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.

Each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract in accordance with our formula rate. We review our formula rate at least every three years. The formula rate, which has been filed with and accepted by FERC, is designed to recover our total cost of service and create a firm equity base. See “Regulation—Rate Regulation” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7. More specifically, the formula rate is intended to meet all of our costs, expenses, and financial obligations associated with our ownership, operation, maintenance, repair, replacement, improvement, modification, retirement, and decommissioning of our generating plants, transmission system, or related facilities, services provided to the member distribution cooperatives, and the acquisition and transmission of power or related services, including:

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

Regulation of Member Distribution Cooperatives

Of our 11 member distribution cooperatives, 9 currently participate in the RUS loan or guarantee programs. These member distribution cooperatives have entered into loan documents with RUS which we understand contain affirmative and negative covenants, including with respect to matters such as accounting, issuances of securities, rates and charges for the sale of power, construction or acquisition of facilities, and the purchase and sale of power. In addition, we understand financial covenants in these member distribution cooperatives’ loan documents require them to design rates to achieve a specified times interest earned ratio and a debt service coverage ratio. Finally, we understand that the principal loan documentation of our member distribution cooperatives which do not participate in RUS loan or guarantee programs contains similar covenants.

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

The MPSC regulates the rates and services offered by our Maryland member distribution cooperative, CEC, other than wholesale power costs, which are a pass through to CEC’s customers. Our Delaware member distribution cooperative, DEC, is not regulated by the DPSC, including with respect to wholesale power costs which are a pass through to its customers.

We are not subject to any RPS; however, beginning in 2013, DEC became subject to RPS. DEC meets the RPS through owned and purchased resources and purchases of renewable energy credits. DEC may receive up to the greater of 5.0% of their power requirements or 5 MW from owned generation or other suppliers in accordance with its wholesale power contract with us. See “Wholesale Power Contracts” above.

Competition

Delaware and Maryland each have laws unbundling the power component (also known as the generation component) of electric service to retail customers, while maintaining regulation of transmission and distribution services. All retail customers in Delaware and Maryland, including retail customers of our member distribution cooperatives located in those states, are currently permitted to purchase power from the registered supplier of their choice. In Virginia, certain large retail customers have very limited rights to choose their energy suppliers. As of March 2, 2015, no entity had registered to be an alternative power supplier in any of the service territories of our member distribution cooperatives and, as a result, none of their retail customers have switched to an alternative power supplier.

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC), and that do not account for more than 1% of the incumbent utility’s peak load during the past year. Retail choice is also available to any customer whose noncoincident peak demand exceeds 90 MW. Additionally, all customers are permitted to select an alternative power supplier that provides 100% renewable energy if their incumbent utility, such as one of our member distribution cooperatives, does not offer this same option. As of March 2, 2015, eight of our nine Virginia member distribution cooperatives provided this option. Currently, we do not anticipate that these limited rights to retail choice of our member distribution cooperatives’ customers will have a material impact on our financial condition, results of operations, or cash flows.

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

	Year Ended December 31,
	2014		2013		2012
	(in MWh and percentages)
Generated:
Clover	2,832,463	21.2%	2,956,164	22.6%	2,188,463	17.3%
North Anna	1,843,081	13.8	1,740,612	13.3	1,772,672	14.0
Louisa	195,230	1.4	124,360	0.9	73,058	0.6
Marsh Run	398,583	3.0	213,666	1.6	122,149	1.0
Rock Springs	104,043	0.8	130,422	1.0	66,695	0.5
Distributed Generation	2,184	—	444	—	650	—

Total Generated	5,375,584	40.2	5,165,668	39.4	4,223,687	33.4
Purchased:
Other than renewable:
Long-term and short term	6,021,116	45.0	5,596,624	42.7	6,688,811	52.8
Spot market	1,192,439	8.9	1,591,103	12.1	1,302,173	10.3

Total Other than renewable	7,213,555	53.9	7,187,727	54.8	7,990,984	63.1

Renewable (1)	786,411	5.9	752,990	5.8	444,364	3.5

Total Purchased	7,999,966	59.8	7,940,717	60.6	8,435,348	66.6

Total Available Energy	13,375,550	100.0%	13,106,385	100.0%	12,659,035	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

Clover and North Anna, our baseload generating facilities, satisfied approximately 23.4% of our capacity obligations and 35.0% of our energy requirements in 2014. Louisa, Marsh Run and Rock Springs, our peaking generating facilities, collectively provided 44.1% of our 2014 capacity obligations, and 5.2% of our 2014 energy requirements. For a description of our generating facilities, see “Properties” in Item 2. In 2014, we obtained the remainder of our capacity obligations through the PJM RPM capacity auction process and purchased capacity contracts. See “PJM” below. The energy requirements not met by our owned generating facilities were obtained from various suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. See “Power Purchase Contracts” below.

In 2014, our member distribution cooperatives’ peak demand occurred in January and was 3,111 MW, excluding power supplied by SEPA which is not an ODEC resource. See “Members—Member Distribution Cooperatives—Wholesale Power Contracts.”

We plan to continue purchasing energy into the future by utilizing a combination of physically-delivered forward power purchase contracts, as well as spot market purchases. As we have done in the past, we expect to adjust our portfolio of power supply resources to reflect our projected power requirements and changes in the market. To assist us in these efforts, we engage ACES, an energy trading and risk management company. Specifically, ACES assists us in negotiating power purchase contracts, evaluating the credit risk of counterparties, modeling our power requirements, bidding and dispatch of our combustion turbine facilities, and executing and settling energy transactions. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

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

Wildcat Point

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals. On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC. On June 2, 2014, we selected White Oak Power Constructors as the EPC contractor and began capitalizing construction costs related to Wildcat Point. Site preparation and engineering activities are in process. Permanent construction began in January 2015 and we began capitalizing interest with respect to the facility. The facility is scheduled to become operational in mid-2017. We currently anticipate that the project cost will be approximately $790.5 million, including capitalized interest.

Wildcat Point will consist of two combustion turbines, two heat recovery steam generators and one steam turbine generator. Mitsubishi will supply the combustion turbines. Alstom will supply the heat recovery steam generators and the steam turbine generator. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Wildcat Point” in Item 7.

PJM

PJM is an RTO that coordinates the transmission of wholesale electricity in all or parts of 13 states and the District of Columbia. As a federally regulated RTO, PJM must act independently and impartially in managing the regional transmission system and the wholesale electricity market. PJM is primarily responsible for ensuring the reliability of the largest centrally dispatched energy market in North America. PJM coordinates the continuous buying, selling, and delivery of wholesale electricity over its members’ service territories. PJM system operators continuously conduct dispatch operations and monitor the status of the transmission grid of its participants. PJM also oversees a regional planning process for transmission expansion to ensure the continued reliability of the PJM electric system. PJM coordinates and establishes policies for the generation, purchase, and sale of capacity and energy in the control areas of its members.

All of our member distribution cooperatives’ service territories are in PJM. As a member of PJM, we are subject to the operations of PJM, and our generating facilities are under dispatch control of PJM. We transmit power to our member distribution cooperatives through the transmission facilities subject to PJM operational control. We have agreements with PJM which provide us with access to transmission facilities under PJM’s control as necessary to deliver energy to our member distribution cooperatives. We own a limited amount of transmission facilities. See “Properties—Transmission” in Item 2.

Transmission owners within PJM have made significant investments in their transmission systems. Because transmission rates are established to recover the cost of investment plus a return on the investment, rates for network transmission services have increased dramatically in recent years. We anticipate that our transmission costs will increase significantly in 2015.

PJM balances its participants’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and dispatches available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus PJM directs the dispatch of these facilities even though it does not own them. This can result in local baseload facilities being used less frequently than has historically been the case. For example, the dispatch of Clover has decreased in recent years due to the larger dispatch pool of PJM, the increase in the number of facilities utilizing natural gas, and the decrease in the cost of natural gas. When PJM cannot dispatch the most economical generating facilities due to transmission constraints, PJM will dispatch more expensive generating facilities to meet the required power requirements. PJM participants whose power requirements cause the redispatch are obligated to pay the additional costs to dispatch the more expensive generating facilities. These additional costs are commonly referred to as congestion costs. PJM conducts the auction of financial transmission rights for future periods to provide market participants an opportunity to hedge these congestion costs.

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

PJM rules require that load serving entities, such as ODEC, meet certain minimum capacity obligations. These obligations can be met through a combination of owned generation resources and purchases under bilateral agreements and from forward capacity auctions under PJM’s RPM. The purpose of PJM’s RPM is to develop a longer-term pricing program for capacity resources, to provide localized pricing for capacity, and to reduce the resulting investment risk to owners of generating resources, thus encouraging new investment in generating facilities. The value of capacity resources can vary by location and RPM provides for the recognition of the locational value. To date, PJM has conducted RPM auctions for capacity to be supplied through May 31, 2018. Each annual auction is held 36 months before each subsequent delivery year, and up to three incremental auctions may be held at prescribed dates after the base residual auction for each delivery year to adjust for capacity market changes.

As a result of the extreme weather experienced during January 2014, PJM implemented a number of changes to its energy market relative to scheduling and settlements. Additionally, PJM has proposed additional changes to both its energy market and RPM which are currently under consideration by FERC. If FERC approves any or all of these proposed changes, capacity and energy prices will likely increase beginning in 2015. We are actively participating in these filings and their outcome cannot currently be determined.

Power Purchase Contracts

We purchase significant amounts of power in the market from investor-owned utilities and power marketers through long-term and short-term physically-delivered forward power purchase contracts. We also purchase power in the spot energy market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. See “Risk Factors” in Item 1A. below. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market risks. These policies and procedures, developed in consultation with ACES, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

Renewable

We have contracts with companies that own and operate wind and landfill gas facilities. These contracts allow us to buy output, including renewable energy credits, from the renewable facilities at a predetermined price. We sell these renewable energy credits to our member distribution cooperatives and non-members. We do not own or operate these facilities and are not responsible for their operational costs.

Fuel Supply

Coal

Virginia Power, as operating agent of Clover, has the responsibility to procure sufficient coal for the operation of the facility. Virginia Power advises us that it uses both long-term contracts and short-term spot agreements to acquire the low sulfur bituminous coal used to fuel the facility. We are not a direct party to any of these procurement contracts and we do not control their terms or duration. As of December 31, 2014, and December 31, 2013, there was a 70 day and a 46 day supply of coal at Clover, respectively. We anticipate that sufficient supplies of coal will be available in the future to operate the facility when dispatched by PJM. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract. As a result, Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred and in 2012 signed a settlement agreement with the DOE. See Note 1 of the Notes to Consolidated Financial Statements.

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

Rate Regulation

We establish our rates for power furnished to our member distribution cooperatives pursuant to our formula rate, which has been accepted by FERC. The formula rate is intended to permit us to collect revenues, which, together with revenues from all other sources, are equal to all of our costs and expenses, plus a targeted amount equal to 20% of our total interest charges, plus additional equity contributions as approved by our board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7.

On September 30, 2013, we filed with FERC to revise our cost-based formula rate to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. A hearing was held in December 2014, and briefs were filed in January 2015. We are currently awaiting an initial decision.

FERC may review our rates upon its own initiative or upon complaint and order a reduction of any rates determined to be unjust, unreasonable, or otherwise unlawful and order a refund for amounts collected during such proceedings in excess of the just, reasonable, and lawful rates. Our charges to TEC are established under our market-based sales tariff filed with FERC.

Our rates and services are regulated by FERC. The VSCC, the DPSC, and the MPSC do not have jurisdiction over our rates, charges, and services.

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

Environmental

We are subject to federal, state, and local laws and regulations, and permits designed to both protect human health and the environment and to regulate the emission, discharge, or release of pollutants into the environment. We believe we are in material compliance with all current requirements of such environmental laws and regulations and permits. However, as with all electric utilities, the operation of our generating units could be affected by future environmental regulations. Capital expenditures and increased operating costs required to comply with any future regulations could be significant. See “Risk Factors” in Item 1A. Our environmental related capital expenditures at our generating facilities were approximately $2.7 million in 2014 and 2013. Additionally, in 2014, we procured and capitalized $3.4 million of emission reduction credits related to the construction of Wildcat Point.

Clean Air Act (“CAA”)

Currently, the most important environmental law affecting our operations is the CAA. The CAA requires, among other things, that owners and operators of fossil fuel-fired power stations limit emissions of SO2, PM, Hg, and NOx. Additionally, regulatory programs are in place for new units and are being proposed for existing units to limit emissions of CO2 and other GHG. Discussed below are certain standards and regulations under the CAA.

We are impacted by the following regulations under the CAA:

•	Clean Air Interstate Rule

•	Cross-State Air Pollution Rule

•	Acid Rain Program

•	Mercury and Air Toxics Standards

•	Reciprocating Internal Combustion Engine National Emissions Standards for Hazardous Air Pollutants

•	National Ambient Air Quality Standards

•	CO2 New Source Performance Standards for EGUs

•	Clean Power Plan

•	Greenhouse Gas Prevention of Significant Deterioration Permitting

Clean Air Interstate Rule (“CAIR”)

CAIR required significant reductions of SO2 and NOx in the eastern United States, including Virginia and Maryland. During 2014, our facilities were regulated under CAIR and we met the CAIR 2014 compliance obligations. CAIR remained in effect through December 31, 2014. Based upon the U.S. Supreme Court’s April 29, 2014, decision, the EPA terminated CAIR and implemented CSAPR on January 1, 2015, as discussed below.

Cross-State Air Pollution Rule (“CSAPR”)

The EPA proposed CSAPR, also known as the “Transport Rule,” requires 27 states and the District of Columbia to significantly improve air quality by reducing power plant SO2 and NOx emissions that contribute to ozone and fine particle pollution in other states. CSAPR was originally scheduled to go into effect in 2012, however numerous petitions by industry participants resulted in a successful motion for stay. In October 2014, the D.C. Circuit granted the EPA’s motion to lift the stay of CSAPR. Further, the D.C. Circuit granted the EPA’s request to shift the CSAPR compliance deadlines by three years, so that Phase 1 emissions budgets (which would have gone into effect in 2012 and 2013) will apply in 2015 and 2016, and Phase 2 emissions budgets will apply in 2017 and beyond. Future outcomes of any additional litigation and/or any action to issue a revised rule could affect the assessment regarding cost of compliance. Based upon published allocations/new source set asides for Virginia and Maryland, we anticipate that we will have to purchase a large number of NOx and a limited number of SO2 CSAPR allowances for Clover and the majority of projected emissions allowances when Wildcat Point commences operation. We will be monitoring the allowance markets to determine potential financial impacts.

Wildcat Point can apply for set-aside new source NOX allowances from Maryland. The number of set-aside allowances available for Wildcat Point will depend on the number of new sources requesting the allowances. Wildcat Point will need to purchase allowances for any emissions that exceed the number of new source set-aside allowances received. Currently, there is an adequate supply of NOx allowances available for purchase for Wildcat Point.

Acid Rain Program

With respect to SO2, under the CAA’s Acid Rain Program, each of our fossil fuel-fired plants must have SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually. The total number of SO2 allowances for all facilities is capped, and SO2 allowances issued to individual sources can be traded. As a facility that was built before the Acid Rain Program, Clover is included in the Acid Rain Program budget and receives an annual allocation of SO2 allowances at no cost based upon its baseline operations. Newer facilities, including Louisa, Marsh Run, Rock Springs, and Wildcat Point, need to obtain allowances under the Acid Rain Program; however, because they are primarily gas-fired generating facilities, the number of SO2 allowances they must obtain is typically minimal and can be supplied from any excess SO2 allowances allocated to Clover.

Mercury and Air Toxics Standards (“MATS”)

MATS will regulate mercury, acid gases, and other air toxic organic compounds from coal and oil-fired power plants. Coal and oil-fired power plants will need to meet maximum achievable control technology standards to control the pollutants regulated by MATS by April 16, 2015. We do not anticipate that any additional capital control measures will be required at Clover to comply with MATS due to Clover’s existing pollution control equipment, which removes greater than 90% of the mercury emitted from the facility.

Reciprocating Internal Combustion Engine National Emissions Standards for Hazardous Air Pollutants (“RICE”)

Under the RICE standards, compression ignition diesel engines used for emergency/black start power or for firewater pumping at the power stations will only have to maintain records of the hours of operation and document regular preventive maintenance. Our five distributed generation facilities that are operated at various remote substations have the capability to operate for peak shaving purposes in addition to supplying power during emergency situations. Based upon continuing this capability, we installed the required control equipment and monitoring systems prior to the May 3, 2013 compliance date.

National Ambient Air Quality Standards (“NAAQS”)

In May 2012, the EPA issued final designations for the 75 parts per billion ozone air quality standard. As part of the NAAQS, states will be required to develop and implement plans to address sources emitting pollutants which contribute to the formation of ozone. In November 2014, the EPA issued a new proposal to revise the ozone standard and expects to finalize the rule in October 2015. The EPA is not expected to complete attainment designations for a new standard until 2017 and states will have until 2020 to develop plans to address the new standard. The EPA is still developing the implementation guidance related to the NAAQS. We will continue to follow this rulemaking in order to determine potential impacts related to our existing or planned facilities.

CO2 New Source Performance Standards for EGUs

On January 8, 2014, the EPA proposed national standards for CO2 emissions from new fossil fuel-fired electric generating units under 111(b) of the CAA. The proposed standards would limit CO2 emissions from new fossil fuel-fired electric generating units to 1,000 pounds per MWh. The EPA has stated they intend to finalize 111(b) standards in the summer of 2015. We will continue to follow this rulemaking in order to determine potential impacts related to our planned facilities.

CO2 Emissions Guidelines for Existing EGUs (“Clean Power Plan”)

On June 2, 2014, the EPA proposed emission guidelines for CO2 from existing electric utility generating units under 111(d) of the CAA. This proposal, referred to as the Clean Power Plan, requires that each state develop, submit, and implement a plan to achieve the interim and final state-specific goals detailed in the rulemaking. The EPA proposal has defined the following four areas of focus which the states are to utilize to meet the proposed goals:

•	increase efficiency of existing fossil-fuel plants;

•	increase dispatch of existing natural gas combined-cycle units;

•	utilize and expand the use of zero-emitting generation (additional renewables and nuclear); and

•	increase demand-side energy efficiency.

Public hearings on the CPP were held by the EPA on July 29 – August 1, 2014, and the EPA expects to finalize the rule in the summer of 2015. There are a number of legal challenges related to the CPP, including whether or not the EPA can finalize standards for existing plants under Section 111(d) until standards are finalized for new plants under Section 111(b) as discussed above. We will continue to follow this rulemaking in order to determine potential impacts related to our existing facilities.

Greenhouse Gas Prevention of Significant Deterioration Permitting

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

Regional Greenhouse Gas Initiative (“RGGI”)

RGGI provides for a cap and trade program to regulate CO2 emissions among certain northeastern and mid-Atlantic states, including Delaware and Maryland. Since Rock Springs is located in Maryland, we are required to purchase RGGI CO2 emissions allowances for each ton of CO2 emitted by our Rock Springs units. Additionally, Wildcat Point will be required to purchase RGGI CO2 emissions allowances for each ton of CO2 emitted once operational. The regulations require all allowances to be auctioned rather than allocated directly to utilities. There is currently an adequate quantity of CO2 allowances available for purchase to support Rock Springs and Wildcat Point.

Wildcat Point Emission Reduction Credits

Because Wildcat Point is located in an ozone nonattainment area, the permitting process requires us to provide NOx and volatile organic compound emissions offsets for the project. Additionally, because the water intake emergency generator will be located in a nonattainment area, we are required to provide emissions offsets for this source as well. We procured all necessary emission reduction credits from approved sources in Pennsylvania and Maryland to provide the needed offsets for Wildcat Point prior to the start of construction.

Clean Water Act

The Clean Water Act and applicable state laws regulate water intake structures, discharges of cooling water, storm water run-off, and other wastewater discharges at our generating facilities. Our permits are subject to periodic review and renewal proceedings, and can be made more restrictive over time. Limitations on the thermal discharges in cooling water, or withdrawal of cooling water during low flow conditions, can restrict our operations. On June 7, 2013, the EPA proposed revising limits on certain toxic pollutants that would require most steam electric (including coal and combined cycle, natural gas) facilities to strengthen existing or implement new controls to water discharges from their sites. We will continue to follow this rulemaking in order to determine potential impacts related to our facilities.

Resource Conservation Recovery Act (“RCRA”)

The EPA regulates CCRs under the RCRA to address the risks from disposal of CCRs generated by coal combustion at electric generating facilities. On December 19, 2014, the EPA signed the “Disposal of Coal Combustion Residuals for Electric Utilities” which addresses the risks for coal ash disposal – leaking of contaminants into groundwater, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash surface impoundments. The final rule establishes technical requirements for CCR landfills and surface impoundments.

Renewable Portfolio Standards

We are not subject to any RPS; however, beginning in 2013, DEC became subject to RPS in Delaware.

Future Regulation

New legislative and regulatory proposals are frequently introduced on both the federal level and state level that would modify the environmental regulatory programs applicable to our facilities. Changing regulatory requirements can increase our capital and operating costs, and adversely affect the ability to operate our existing facilities, as well as restrict construction of new facilities.

ITEM 1A. – RISK FACTORS

RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating ODEC. These risk factors could affect our actual results and cause these results to differ materially from those expressed in any forward-looking statements of ODEC. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. We consider the risks listed below to be material, but you may view risks differently than we do and we may omit a risk that we consider immaterial but you consider important. An adverse outcome of any of the following risks could materially affect our business or financial condition. These risk factors should be read in conjunction with the other detailed information set forth elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Caution Regarding Forward-looking Statements”, and the notes to Consolidated Financial Statements.

We rely substantially on purchases of energy from other power suppliers which exposes us to market price risk.

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

Historically, our power supply strategy has relied substantially on purchases of energy from other power suppliers. In 2014, we purchased approximately 59.8% of our energy resources. These purchases consisted of a combination of purchases under physically-delivered forward contracts and purchases of energy in the spot market. Our reliance on purchases of energy from other suppliers will continue into the future and likely will increase until the anticipated commercial operation of Wildcat Point in mid-2017, as our member distribution cooperatives’ requirements for power increase. Our reliance on energy purchases could also increase because the operation of our generating facilities is subject to many risks, including the shutdown of our facilities, or breakdown or failure of equipment.

Purchasing power helps us mitigate high fixed costs related to the ownership of generating facilities but exposes us to significant market price risk because energy prices can fluctuate substantially. When we enter into long-term power purchase contracts or agree to purchase energy at a date in the future, we utilize our judgment and assumptions in our models. These judgments and assumptions relate to factors such as future demand for power and market prices of energy and the price of commodities, such as natural gas, used to generate electricity. Our models cannot predict what will actually occur and our results may vary from what our models predict, which may in turn impact our resulting costs to our members. Our models become less reliable the further into the future that the estimates are made. Although we have developed strategies to attempt to meet our power requirements in an economical manner and we have implemented a hedging strategy to limit our exposure to variability in the market, we still may purchase energy at a price which is higher than other utilities’ costs of generating energy or future market prices of energy. For further discussion of our market price risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

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

We are required to comply with numerous federal, state, and local laws and regulations relating to the protection of the environment. We believe that we have obtained all material environmental-related approvals currently required to own and operate our existing facilities or that necessary approvals have been applied for and will be issued in a timely manner. We may incur significant additional costs because of compliance with these requirements. Failure to comply with environmental laws and regulations could have a material effect on us, including potential civil or criminal liability and the imposition of fines or expenditures of funds to bring our facilities into compliance. Delay in obtaining, or failure to obtain and maintain in effect, any environmental approvals, or the delay or failure to satisfy any applicable environmental regulatory requirements related to the operation of our existing facilities or the sale of energy from these facilities could result in significant additional cost to us.

We cannot predict the cost or the effect of any future legislation or regulation. New laws or regulations, the revision or reinterpretation of existing laws or regulations, or penalties imposed for non-compliance with existing laws or regulations may require us to incur additional expenses and could have a material adverse effect on the cost of power we supply our member distribution cooperatives. See “Regulation—Environmental” in Item 1.

Our financial condition is largely dependent upon our member distribution cooperatives.

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations under the wholesale power contract that each has executed with us. The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formula rate. Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval, with limited exceptions. In 2014, 65.1% of our revenues from sales to our member distribution cooperatives were received from our three largest members, REC, SVEC, and DEC.

Our member distribution cooperatives’ ability to collect their costs from their members may have an impact on our financial condition. Economic conditions may make it difficult for some customers of our member distribution cooperatives to pay their power bills in a timely manner, which could ultimately affect the timeliness of our member distribution cooperatives’ payments to us.

We are subject to risks associated with owning an interest in a nuclear generating facility.

We have an 11.6% undivided ownership interest in North Anna which provided approximately 13.8% of our energy requirements in 2014. Ownership of an interest in a nuclear generating facility involves risks, including:

•	potential liabilities relating to harmful effects on the environment and human health resulting from the operation of the facility and the storage, handling, and disposal of radioactive materials;

•	significant capital expenditures relating to maintenance, operation, and repair of the facility, including repairs required by the NRC;

•	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with operation of the facility; and

•	uncertainties regarding the technological and financial aspects of decommissioning a nuclear plant at the end of its licensed life.

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

We are currently in the process of constructing a new combined cycle generating facility, Wildcat Point, which will result in significant capital expenditures in the future. Construction and expansion projects, such as investments in generation assets, carry with them the risk that decisions made today can have implications well into the future. Failure to anticipate market, technology, and regulatory risks regarding particular capital assets can impact their cost to operate and value in the future. We anticipate that we will need to seek additional financing in the future to fund these construction and expansion projects and we may not be able to secure such financing on favorable terms. Construction carries with it risks relating to timely completion and operational effectiveness. We may not be able to complete the construction or expansion projects on time or at all as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, other construction delays, difficulties with partners or potential partners or other factors beyond our control. Even if the construction and expansion projects are completed, the total costs of the construction and expansion projects may be higher than anticipated and the performance of our business following the construction and expansion projects may not meet expectations. Further, we may not be able to timely and effectively integrate the construction and expansion projects into our operations, or the integration may result in unforeseen operating difficulties or unanticipated costs. Any of these or other factors could adversely affect our ability to realize the anticipated benefits from construction and expansion projects.

Failure of an investment in a lease of our interest in Clover Unit 1 could reduce investment income currently used to fund the majority of our rental payment obligations and fixed purchase price.

In conjunction with our 1996 lease and subsequent leaseback of our interest in Clover Unit 1, we purchased an investment that provides for a substantial portion of our periodic rent payments under the leaseback and the fixed purchase price of our interest in Unit 1 at the end of the term of the leaseback, if we exercise our option to purchase the interest at that time. The investment, which had a balance of $308.5 million at December 31, 2014, was issued by Rabobank, which has senior debt obligations which are currently rated “A+” by S&P and “Aa2” by Moody’s. If Rabobank fails to make disbursements from the investment, we remain liable for all rental payments under the leaseback and the fixed purchase price if we choose to exercise that option. At December 31, 2014, the total balance of our remaining lease obligation was $342.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Contingent Obligations—Clover Lease” in Item 7.

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

Adverse changes in our credit ratings could negatively impact our liquidity and our ability to access capital, and may require us to provide credit support for some of our obligations.

S&P, Moody’s, and Fitch Ratings, Inc., currently rate our outstanding obligations issued under our Indenture at “A,” “A2,” and “A,” respectively. Additionally, we have an issuer credit rating of “A” from S&P, and an implied senior unsecured rating of “A” from Fitch Ratings, Inc. If these agencies were to downgrade our ratings, particularly below investment grade, we may be required to deposit funds or post letters of credit related to our power purchase arrangements, which may reduce our available liquidity and impact our access to future liquidity resources. Also, we may be required to pay higher interest rates on financings which we may need to undertake in the future, and our potential pool of investors and funding sources could decrease. In addition, in limited circumstances, we have obligations to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. These circumstances relate to the lease and leaseback of our undivided interest in Clover Unit 1 and some of our power purchase contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Contingent Obligations” in Item 7. To the extent that we would have to provide additional credit support as a result of a downgrade in our credit ratings, our ability to access additional credit may be limited and our liquidity may be materially impaired.

Failure to comply with regulatory reliability standards, and other regulatory requirements could subject us to substantial monetary penalties.

As a result of EPAct of 2005, owners, operators, and users of bulk electric systems, including ODEC, are subject to mandatory reliability standards enacted by NERC and its regional entities, and enforced by FERC. We must follow these standards, which are in place to require that proper functions are performed to ensure the reliability of the bulk power system. Although the standards are developed by the NERC Standards Committee, which includes representatives of various electric energy sectors, and must be just and reasonable, the standards are legally binding and compliance may require increased capital expenditures and costs to provide electricity to our member distribution cooperatives under our wholesale power contracts. If we are found to be in non-compliance with any mandatory reliability standards we could be subject to sanctions, including potentially substantial monetary penalties. New, revised or reinterpreted laws or regulations related to reliability standards and/or participation in wholesale power markets could also result in substantial monetary penalties if ODEC is found to have violated or failed to comply with applicable standards, laws and regulations.

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

We participate in the NRECA Retirement Security Plan and its pension restoration plan. The cost of these plans is funded by our payments to NRECA. Poor performance of investments in these benefit plans may increase our costs to make up our allocable portion of any underfunding.

War, acts and threats of terrorism, sabotage, cyber security breach, natural disaster, and other significant events could adversely affect our operations.

We cannot predict the impact that any future terrorist attacks, sabotage, or natural disaster may have on the energy industry in general, or on our business in particular. Infrastructure facilities, such as electric generation, transmission, and distribution facilities, and RTOs, could be direct targets of, or indirect casualties of, an act of terror, sabotage, or cyber security breach. The physical or cyber security compromise of our facilities could adversely affect our ability to operate or manage our facilities effectively. Additionally, any retaliatory military strikes or sustained military campaign may affect the operation of our facilities in unpredictable ways, such as changes in financial markets, and disruptions of fuel supplies and energy markets. We also use third-party vendors to electronically process certain of our business transactions. Information systems, both ours and those of third-party information processors, are vulnerable to cyber security breach. Cyber security incidents could impact the ability to operate our generation and transmission assets, delay the development and construction of new facilities or capital improvement projects to existing facilities, and result in unauthorized disclosure of personal information regarding employees and their dependents, contractors, and other individuals. We have programs and procedures in place to safeguard our operating systems. Instability in financial markets as a result of terrorism, war, sabotage, natural disasters, pandemic, credit crises, recession, or other factors could result in a significant decline in the U.S. economy, and the increased cost of financing and insurance coverage, which could negatively impact our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal properties consist of our interest in five electric generating facilities, additional distributed generation facilities across our member distribution cooperatives’ service territories and a limited amount of transmission facilities. Substantially all of our physical properties are subject to the lien of our Indenture. Our generating facilities consist of the following:

Generating Facility	Ownership Interest		Location	Primary Fuel	Commercial Operation Date	Net Capacity Entitlement(1)
Clover	50.0	%(2)	Halifax County, Virginia	Coal	Unit 1 – 10/1995 Unit 2 – 03/1996	219 MW 218 MW

						437 MW

North Anna	11.6%		Louisa County, Virginia	Nuclear	Unit 1 – 06/1978(3) Unit 2 – 12/1980(3)	110 MW 110 MW

						220 MW

Louisa	100.0%		Louisa County, Virginia	Natural Gas(4)	Unit 1 – 06/2003 Unit 2 – 06/2003 Unit 3 – 06/2003 Unit 4 – 06/2003 Unit 5 – 06/2003	84 MW 84 MW 84 MW 84 MW 168 MW

						504 MW

Marsh Run	100.0%		Fauquier County, Virginia	Natural Gas(4)	Unit 1 – 09/2004 Unit 2 – 09/2004 Unit 3 – 09/2004	168 MW 168 MW 168 MW

						504 MW

Rock Springs	50.0	%(5)	Cecil County, Maryland	Natural Gas	Unit 1 – 06/2003 Unit 2 – 06/2003	168 MW 168 MW

						336 MW

Distributed Generation	100.0%		Multiple	Diesel	10 units – 07/2002	20 MW

					Total	2,021 MW

(1)	Represents an approximation of our entitlement to the maximum dependable capacity for Clover and North Anna, which does not represent actual usage. Represents a nominal average of summer and winter capacities for Louisa, Marsh Run, and Rock Springs.
(2)	Our interest in Clover Unit 1 is subject to a long-term lease. See “Clover—Clover Lease” below.
(3)	We purchased our 11.6% undivided ownership interest in North Anna in December 1983.
(4)	The units at this facility also operate on No. 2 distillate fuel oil.
(5)	We own 100.0% of two units, each with a net capacity rating of 168 MW, and 50.0% of the common facilities for the facility. See “Combustion Turbine Facilities—Rock Springs” below.

Clover

Virginia Power, the co-owner of Clover, is responsible for operating Clover and procuring and arranging for the transportation of the fuel required to operate Clover. See “Business—Power Supply Resources—Fuel Supply—Coal” in Item 1. ODEC and Virginia Power are each entitled to half of the power generated by Clover. Additionally, we have contractual arrangements with Virginia Power under which we purchase reserve capacity for Clover and have the option to purchase reserve energy. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover.

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

Distributed Generation Facilities

We have distributed generation facilities in our member distribution cooperatives’ service territories primarily to enhance our system’s reliability. Four diesel generators service our member distribution cooperatives in the Virginia mainland territory and six diesel generators service our member distribution cooperatives in the Delmarva Peninsula territory. We are currently installing additional diesel generators, totaling 5 MW, in the Virginia mainland territory and we anticipate commercial operation of the additional generators beginning in mid-2015.

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

In 2013, we commenced construction of 14.5 miles of new 69 kV transmission line and a rebuild of 14.5 miles of existing 69 kV line on the Delmarva Peninsula. We anticipate that construction of the new line will be completed in the second quarter of 2015 and the rebuilt line will be completed in the second quarter of 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures” in Item 7.

Wildcat Point

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Wildcat Point” in Item 7.

Indenture

The Indenture grants a lien on substantially all of our real property and tangible personal property and some of our intangible personal property in favor of the trustee, with limited exceptions. The obligations outstanding under the Indenture, including all of our long-term indebtedness, are secured equally and ratably by the trust estate under the Indenture.

ITEM 3. LEGAL PROCEEDINGS

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. A hearing was held in December 2014, and briefs were filed in January 2015. We are currently awaiting an initial decision.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below present selected historical information relating to our financial condition and results of operations. The financial data for the five years ended December 31, 2014, is derived from our audited consolidated financial statements. You should read the information contained in this table together with our consolidated financial statements, the related notes to the consolidated financial statements, and the discussion of this information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except ratios)
Statement of Operations Data

Operating Revenues	$951,576	$842,069	$842,681	$891,539	$844,470
Operating Margin	50,525	52,590	59,145	62,590	53,671
Net Margin attributable to ODEC (1)	9,100	9,573	9,939	10,807	10,158

Margins for Interest Ratio	1.21	1.21	1.21	1.22	1.23

	December 31,
	2014	2013	2012	2011	2010
	(in thousands, except ratios)
Balance Sheet Data

Net Electric Plant	$1,097,669	$965,378	$991,340	$1,012,905	$1,037,404
Total Investments	252,062	255,984	263,024	235,199	196,597
Other Assets	289,011	309,235	289,157	325,876	278,434

Total Assets	$1,638,742	$1,530,597	$1,543,521	$1,573,980	$1,512,435

Patronage capital	$379,097	$369,997	$360,424	$350,485	$339,678
Non-controlling interest	5,687	5,691	13,257	13,093	13,166
Long-term debt	721,038	749,330	737,836	766,128	449,798
Revolving credit facilities	86,000	—	—	—	7,043
Long-term debt due within one year (2)	28,292	28,292	28,292	28,292	238,917

Total Capitalization and Short-term Debt	$1,220,114	$1,153,310	$1,139,809	$1,157,998	$1,048,602

Equity Ratio (3)	31.2%	32.2%	32.0%	30.6%	32.8%

(1)	For 2010, net margin attributable to ODEC includes an additional equity contribution of $1.3 million.
(2)	For 2010, long-term debt due within one year includes our $215.0 million 2001 Series A Bonds which were repaid on June 1, 2011.
(3)	Equity ratio equals patronage capital divided by the sum of our long-term debt, revolving credit facilities, long-term debt due within one year, and patronage capital.

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

Overview

We are a not-for-profit power supply cooperative owned entirely by our eleven Class A member distribution cooperatives and a Class B member, TEC. We supply our member distribution cooperatives’ energy and demand requirements through a portfolio of resources including generating facilities, long-term and short-term physically-delivered forward power purchase contracts, and spot market energy purchases. We also supply the transmission services necessary to deliver this power to our member distribution cooperatives.

Our results for the year ended December 31, 2014, were still significantly impacted by the extremely cold weather experienced by the entire mid-Atlantic region during the first quarter of 2014, which increased energy sales and fuel and purchased power expense, and changed our deferred energy balance from an over-collection to an under-collection. Our average energy cost increased 13.0%, primarily driven by a $79.9 million increase in fuel expense and a $55.7 million increase in purchased power expense. The increase in fuel expense was primarily impacted by a 49.0% increase in the dispatch of our combustion turbine facilities as well as a 164.6% increase in the average cost of fuel for these facilities. The increase in purchased power expense was primarily driven by an 11.0% increase in the average cost of purchased energy. For the year ended December 31, 2014, we under-collected energy costs from our member distribution cooperatives by $57.1 million. Any over-or under-collection of energy costs is recorded as deferred energy expense. As a result, our deferred energy balance, which represents the cumulative difference between energy revenues and energy expenses, changed from an over-collection of $37.2 million at December 31, 2013, to an under-collection of $19.9 million at December 31, 2014. To address the under-collection of energy costs, we increased our total energy rate 11.8% effective April 1, 2014, and an additional 2.4% effective October 1, 2014. For further discussion on deferred energy, see “Critical Accounting Policies—Deferred Energy” below.

Wildcat Point

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals. On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC. On June 2, 2014, we selected White Oak

Power Constructors as the EPC contractor. Site preparation and engineering activities are in process, and permanent construction began in January 2015. The facility is scheduled to become operational in mid-2017. We currently have a ground lease related to the land associated with Wildcat Point and are currently accounting for it as an operating lease. Once Wildcat Point becomes operational, the lease will be reevaluated and likely will become a capital lease. We currently anticipate that the project cost will be approximately $790.5 million, including capitalized interest, but excluding the lease. To fund a portion of the project cost, on January 15, 2015, we issued $332.0 million of first mortgage bonds in a private placement transaction. See “Liquidity and Capital Resources—Sources—Financings” below.

Wildcat Point will consist of two combustion turbines, two heat recovery steam generators and one steam turbine generator. Mitsubishi will supply the combustion turbines. Alstom will supply the heat recovery steam generators and the steam turbine generator. Beginning in June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point. Through December 31, 2014, we capitalized construction costs related to Wildcat Point totaling $115.8 million, which are recorded in construction work in progress. In January 2015, we began capitalizing interest with respect to the facility upon commencement of permanent construction. For 2014 and 2013, we expensed $4.5 million and $7.7 million, respectively, of non-capital costs related to Wildcat Point, which are recorded in administrative and general expense.

Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. A hearing was held in December 2014, and briefs were filed in January 2015. We are currently awaiting an initial decision. See “Factors Affecting Results—Formula Rate” below.

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

Accounting for Regulated Operations

We are a rate-regulated entity and, as a result, are subject to the accounting requirements of Accounting for Regulated Operations. In accordance with Accounting for Regulated Operations, certain of our revenues and expenses can be deferred at the discretion of our board of directors, which has budgetary and rate setting authority, if it is probable that these amounts will be recovered or returned through our formula rate in future periods. Regulatory assets on our Consolidated Balance Sheet represent costs that we expect to recover from our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate. Regulatory liabilities on our Consolidated Balance Sheet represent probable future reductions in our revenues associated with amounts that we expect to return to our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate. See “Factors Affecting Results—Formula Rate” below. Regulatory assets are generally included in deferred charges and regulatory liabilities are generally included in deferred credits and other liabilities. Deferred energy, which can be either a regulatory asset or regulatory liability, is included in current assets or current liabilities, respectively, on our Consolidated Balance Sheet. We recognize regulatory assets and liabilities as expenses or as a reduction in expenses, respectively, concurrent with their recovery through rates.

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Deferred energy on our Consolidated Statements of Revenues, Expenses, and Patronage Capital represents the difference between energy revenues, which are based upon energy rates approved by our board, and energy expenses, which are based upon actual energy costs incurred. The deferred energy balance on our Consolidated Balance Sheet represents the net accumulation of any under- or over-collection of energy costs. Under-collected energy costs appear as an asset on our Consolidated Balance Sheet and will be collected from our member distribution cooperatives in subsequent periods through our formula rate. Conversely, over-collected energy costs appear as a liability on our Consolidated Balance Sheet and will be returned to our member distribution cooperatives in subsequent periods through our formula rate.

Margin Stabilization

Margin Stabilization allows us to review our actual demand-related costs of service and demand revenues and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors. Our formula rate allows us to recover and return amounts utilizing Margin Stabilization. We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year. We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, generally in the succeeding calendar year. We adjust operating revenues and accounts receivable–members or accounts payable–members, as appropriate, to reflect these adjustments. These adjustments are treated as due, owed, incurred, and accrued for the year to which the adjustment relates. In 2014, we did not record an adjustment to operating revenues utilizing Margin Stabilization, since the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equaled 19.5% of our actual total interest charges. In accordance with our formula rate, no adjustment is recorded if the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, is more than 10% but less than 20% of our actual total interest charges. In 2013 and 2012, utilizing Margin Stabilization, we reduced operating revenues by $9.8 million, and $15.0 million, respectively. See “Factors Affecting Results—Formula Rate” below.

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

A significant portion of our asset retirement obligations relates to our share of the future cost to decommission North Anna. At December 31, 2014 and 2013, North Anna’s nuclear decommissioning asset retirement obligation totaled $93.7 million, or approximately 89.3% of our total asset retirement obligations, and $72.1 million, or approximately 89.1% of our total asset retirement obligations, respectively. Because of its significance, the following discussion of critical third-party assumptions inherent in determining the fair value of asset retirement obligations relates to those associated with our nuclear decommissioning obligations.

Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts. The third-party experts provide us with periodic site-specific “base year” cost studies in order to estimate the nature, cost, and timing of planned decommissioning activities for North Anna. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption. Our current estimate is based on a study that was performed in 2014 and adopted effective December 1, 2014, which resulted in an increase to our asset retirement obligation of $18.0 million. We are not aware of any events that have occurred since the 2014 study that would materially impact our estimate. We are currently evaluating the impact of the 2014 study on the funding status of our nuclear decommissioning trust.

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities. The following table details the weighted average cost escalation rates used by the study:

Year Study Performed	Weighted Average Cost Escalation Rate
2002	3.27%
2005	2.42
2009	2.30
2014	2.04

The weighted average cost escalation rate was applied if the cash flows increased as compared to the previous study. The original weighted average cost escalation rate was applied if the cash flows decreased as compared to the previous study. The use of alternative rates would have been material to the liabilities recognized. For example, had we increased the cost escalation rates by 0.5%, the amount recognized as of December 31, 2014, for our asset retirement obligations related to nuclear decommissioning would have been $15.5 million higher.

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

For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we defer all unrealized gains and losses on a net basis as a regulatory asset or regulatory liability, respectively, in accordance with Accounting for Regulated Operations. These amounts are subsequently reclassified as purchased power or fuel expense in our Consolidated Statements of Revenues, Expenses, and Patronage Capital as the power or fuel is delivered and/or the contract settles.

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

Energy costs, which are primarily variable costs, such as nuclear, coal, and natural gas fuel costs and the energy costs under our power purchase contracts with third parties, are recovered through two separate rates, the base energy rate and the energy adjustment rate. Through December 31, 2013, the base energy rate was a fixed rate that required FERC approval prior to adjustment. To the extent the base energy rate over- or under-collected our energy costs, we credited or charged the difference through an energy adjustment rate. We reviewed our energy costs at least every six months to determine whether the base energy rate and the current energy adjustment rate together were recovering our actual and anticipated energy costs and revised the energy adjustment rate accordingly. Effective January 1, 2014, pursuant to FERC’s acceptance of revisions to the formula rate as issued in FERC’s December 2, 2013 order, the base energy rate is no longer a fixed rate that requires FERC approval prior to adjustment. The base energy rate now is developed annually to collect energy costs as estimated in our budget including amounts in the deferred energy account from the prior year. As of January 1 of each year, the energy adjustment rate will be zero. With board approval, we can revise the energy adjustment rate at any time during the year if it becomes apparent that the combined base energy rate and the current energy adjustment rate are over-collecting or under-collecting our actual and anticipated energy costs. See “FERC Proceeding Related to Formula Rate” in “Legal Proceedings” in Part I, Item 3.

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

•	Transmission service rate – designed to collect transmission-related and distribution-related costs;

•	RTO capacity service rate – a proxy rate based on capacity prices in PJM which PJM allocates to ODEC and all other PJM members; and

•	Remaining owned capacity service rate – recovers all remaining demand costs not billed and/or recovered under the transmission service and RTO capacity service rates.

As stated above, our margin requirements and additional equity contributions approved by our board of directors are recovered through our demand rates. We establish our demand rates to produce a net margin attributable to ODEC equal to 20% of our budgeted total interest charges plus additional equity contributions approved by our board of directors. Through December 31, 2013, utilizing Margin Stabilization, we adjusted our operating revenues to reflect actual demand costs incurred, including a net margin attributable to ODEC equal to 20% of actual interest charges plus additional equity contributions approved by our board of directors. Effective January 1, 2014:

•	At year end, if the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equals more than 20% of our actual total interest charges, our board of directors may approve that, utilizing Margin Stabilization, revenues will be reduced by the amount of such excess margins, or that such excess margins will be retained as an additional equity contribution. For year-to-date interim reporting, if the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equals more than 20% of our actual total interest charges, utilizing Margin Stabilization, revenues will be reduced by the amount of such excess margins.

•	At year end and for year-to-date interim reporting, if the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equals more than 10% but less than 20% of our actual total interest charges, no adjustment is recorded.

•	At year end and for year-to-date interim reporting, if the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equals less than 10% of our actual total interest charges, utilizing Margin Stabilization, revenues will be increased to produce a net margin attributable to ODEC, excluding any budgeted additional equity contributions, equal to 10% of our actual total interest charges.

For the year ended December 31, 2014, we did not record an adjustment to operating revenues utilizing Margin Stabilization, since the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equaled 19.5% of our actual total interest charges. In accordance with our formula rate, no adjustment is recorded if the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, is more than 10% but less than 20% of our actual total interest charges. For the years ended December 31, 2013 and 2012, we recorded a reduction in operating revenues of $9.8 million and $15.0 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges. See “Critical Accounting Policies—Margin Stabilization” above.

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

Through December 31, 2013, we billed our total demand costs to each of our member distribution cooperatives based on its requirement for energy during the hour of the month when the need for energy among all of the customers in the Virginia mainland or the Delmarva Peninsula, as applicable, was highest, as measured in MW. The hour of the month when the need for energy is highest is referred to as the coincident peak. Through December 31, 2013, and currently, we billed energy to each of our member and non-member customers based on the total MWh delivered to them each month. Effective January 1, 2014, pursuant to FERC’s acceptance of the revisions to the formula rate as issued in FERC’s December 2, 2013 order, we now bill and collect our total demand costs through three separate rates: a transmission service rate, an RTO capacity service rate, and a remaining owned capacity service rate. See “Factors Affecting Results—Formula Rate” above. The transmission service rate is billed to each of our member distribution cooperatives based on its contribution to the single zonal coincident peak for the prior year within each of the PJM transmission zones. The RTO capacity service rate is billed to each of our member distribution cooperatives based on its contribution to the average of the five hourly PJM coincident peaks in the prior year, subject to add-backs for participation in PJM demand response programs. The remaining owned capacity service rate is billed to each of our member distribution cooperatives based on its contribution to the monthly zonal coincident peak.

Customers’ Requirements for Power

Growth in the number of customers and growth in customers’ requirements for power significantly affect our member distribution cooperatives’ customers’ requirements for power. Factors affecting our member distribution cooperatives’ customers’ requirements for power include:

•	Weather – Weather affects the demand for electricity. Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively. Mild weather generally reduces the demand because heating and air conditioning systems are operated less. Weather also plays a role in the price of market energy through its effects on the market price for fuel, particularly natural gas.

•	Heating and cooling degree days are measurement tools used to quantify the need to utilize heat or cooling, respectively, for a building. The heating and cooling degree days for the three years ended December 31, were as follows:

	2014	2013	2012
Heating degree days	3,869	3,461	2,880
Cooling degree days	1,064	1,131	1,363

•	Economy – General economic conditions have an impact on the rate of growth of our member distribution cooperatives’ energy requirements.

•	Residential growth – Residential growth in our member distribution cooperatives’ service territories increases the requirements for power.

•	Commercial growth – The amount, size, and usage of electronics and machinery and the expansion of operations among our member distribution cooperatives’ commercial and industrial customers impacts the requirements for power.

For additional discussion of our member distribution cooperatives’ customers’ growth, see “Members—Member Distribution Cooperatives—Service Territories and Customers” in Item 1.

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

In 2014, we satisfied approximately 67.5% of our member distribution cooperatives’ capacity requirements and 40.2% of their energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run, and Rock Springs, and we purchased power under physically-delivered forward contracts and in the spot market to supply the remaining needs of our member distribution cooperatives. See “Business—Power Supply Resources” in Item 1 and “Properties” in Item 2.

In 2014, we began construction of an approximate 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. See “Wildcat Point” above.

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

PJM balances its participants’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and dispatches available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. When PJM cannot dispatch the most economical generating facilities due to transmission constraints, PJM will dispatch more expensive generating facilities to meet power requirements. For these reasons, actions by PJM may materially affect our operating results. PJM compensates us for the capacity of our generating facilities made available without regard to whether our generating facilities are dispatched. See “Business—Power Supply Resources—PJM” in Item 1.

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

Transmission owners within PJM have made significant investments in their transmission systems. Because transmission rates are established to recover the cost of investment plus a return on the investment, rates for network transmission services have increased dramatically in recent years. We anticipate that our transmission costs will increase significantly in 2015. Our transmission costs are impacted each year by billing determinants, which are based on our usage during the peak hour of the year for each transmission area. The billing determinants for transmission were significantly higher than anticipated in 2014 due to the impact of the unseasonably cold weather in January 2014 which will directly impact our transmission costs for 2015.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our baseload generating facilities, Clover and North Anna. Baseload generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-fired facilities have relatively low variable costs, as compared to combustion turbine facilities such as Louisa, Marsh Run, and Rock Springs. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they are more expensive to operate and, as a result, are dispatched only when the market price of energy makes their operation economical or when their operation is required by PJM to meet system reliability requirements.

As previously mentioned, our generating facilities are under dispatch control of PJM. See “PJM” above. Typically, nuclear facilities are almost always dispatched and coal-fired and combustion turbine facilities are generally dispatched based upon economic factors including the market price of energy, and to meet system reliability requirements. The operational availability of our owned generating resources for the past three years was as follows:

	Year Ended December 31,
	2014	2013	2012
Clover	87.7%	96.3%	85.3%
North Anna	93.9	88.8	90.7
Louisa	96.8	97.8	97.5
Marsh Run	98.7	95.4	98.7
Rock Springs	94.9	97.1	96.8

The output of Clover and North Anna for the past three years as a percentage of maximum dependable capacity rating of the facilities was as follows:

	Year Ended December 31,
	2014	2013	2012
Clover	74.7%	78.0%	58.1%
North Anna	95.9	90.6	92.9

The scheduled and unscheduled outages for Clover and North Anna for the past three years were as follows:

	Clover Year Ended December 31,			North Anna Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(in days)			(in days)
Scheduled	72.0	15.7	62.0	34.0	65.2	36.0
Unscheduled	18.0	11.4	45.7	10.3	16.3	29.0

Total	90.0	27.1	107.7	44.3	81.5	65.0

The unscheduled outages for Clover in 2014 were related to maintenance items associated with the boiler and boiler feed pump rework. The unscheduled outages for Clover in 2013 were related to maintenance items associated with the boiler. The majority of the unscheduled outages for Clover in 2012 were related to the extension of planned maintenance outages due to findings during the outages and other maintenance items.

Each unit at North Anna is scheduled for refueling approximately every 18 months. While only one unit is refueled at a time, this typically results in both units being off-line for refueling during the same calendar year once every three years. During 2014, Unit 2 at North Anna was off-line for refueling. During 2013, both units at North Anna were off-line for refueling.

The majority of the unscheduled outage time for North Anna during 2014 related to reactor coolant system maintenance. The majority of the unscheduled outages for North Anna during 2013 related to maintenance items. The majority of the unscheduled items during 2012 related to an extension of the spring outage for Unit 1 and an unscheduled reactor coolant pump seal replacement for Unit 2.

Increasing Environmental Regulation

We are subject to extensive federal and state regulation regarding environmental matters. This regulation is becoming increasingly stringent through amendments to federal and state statutes and the development of regulations authorized by existing law. Future federal and state legislation and regulations present the potential for even greater obligations to limit the impact on the environment from the operation of our generation and transmission facilities. See “Business—Regulation— Environmental” in Item 1 and “Risk Factors” in Item 1A.

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

Sales to TEC

In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which ODEC is the primary beneficiary. The financial statements of TEC are consolidated and the inter-company balances are eliminated in consolidation. TEC’s sales to third parties are reflected as non-member revenues; however, in 2014, 2013, and 2012, TEC had no sales to third parties.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the past three years were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues (1)	$586,327	$504,886	$527,517
Demand revenues	321,706	305,253	299,309

Total revenues from sales to member distribution cooperatives	908,033	810,139	826,826
Non-members (2)	43,543	31,930	15,855

Total operating revenues	$951,576	$842,069	$842,681

Average cost of energy to member distribution cooperatives (per MWh)	$46.17	$40.86	$43.61
Average cost of demand to member distribution cooperatives (per MWh)	25.33	24.71	24.74

Average total cost to member distribution cooperatives (per MWh)	$71.50	$65.57	$68.35

(1)	Includes sales of renewable energy credits of $1.3 million and $1.4 million in 2014 and 2013, respectively. Sales of renewable energy credits in 2012 were immaterial.
(2)	Includes sales of renewable energy credits of $5.9 million, $6.1 million, and $0.5 million in 2014, 2013, and 2012, respectively.

Our energy sales in MWh to our member distribution cooperatives and non-members for the past three years were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in MWh)
Energy sales to:
Member distribution cooperatives	12,699,956	12,356,005	12,096,230
Non-members	579,461	626,856	508,443

Total energy sales	13,279,417	12,982,861	12,604,673

In 2014, our energy sales in MWh to our member distribution cooperatives were 2.8% higher, as compared to 2013. In the first quarter of 2014, the entire mid-Atlantic region experienced extremely cold weather. In 2013, our energy sales in MWh to our member distribution cooperatives were 2.1% higher, as compared to 2012.

In 2014, our energy sales in MWh to non-members were 7.6% lower as compared to 2013, as a result of the decrease in the volume of excess purchased and generated energy. In 2013, our energy sales in MWh to non-members were 23.3% higher as compared to 2012. Sales to non-members consist of sales of excess purchased and generated energy.

In 2014, total revenues from sales to our member distribution cooperatives increased $97.9 million, or 12.1%, as compared to 2013 primarily due to the increase in energy revenues which was driven by increases in our total energy rate and volume of energy sales in MWh. In 2013, total revenues from sales to our member distribution cooperatives decreased $16.7 million, or 2.0%, as compared to 2012 primarily due to the 6.3% decrease in the average cost of energy slightly offset by the 2.0% increase in the demand costs we incurred.

The average cost per MWh to our member distribution cooperatives is affected by changes in our revenues as well as the sales volumes. In 2014, our average total cost to member distribution cooperatives per MWh was 9.0% higher as compared to 2013. In 2013, our average total cost to member distribution cooperatives per MWh was 4.1% lower as compared to 2012.

The following table summarizes the changes to our total energy rate since 2012 which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change:	% Change
April 1, 2012	(4.6)
October 1, 2012	(6.8)
April 1, 2013	(2.4)
October 1, 2013	4.7
January 1, 2014	0.5
April 1, 2014	11.8
October 1, 2014	2.4

Non-member revenue increased $11.6 million, or 36.4%, in 2014 as compared to the same period in 2013, due to a 45.7% increase in revenue from sales of excess energy slightly offset by a 3.3% decrease in revenue from sales of renewable energy credits. The increase in revenue from sales of excess energy was primarily due to a 57.7% increase in the average price of excess energy sold which was sold at the prevailing market price. Non-member revenue increased $16.1 million, or 101.4%, in 2013 as compared to 2012, primarily due to the 23.3% increase in the volume of excess energy sales and the 36.4% increase in the average price of excess energy sold which was sold at the prevailing market price.

Operating Expenses

The following is a summary of the components of our operating expenses for the past three years.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Fuel	$213,528	$133,592	$90,874
Purchased power	518,814	463,159	471,557
Transmission	75,959	66,590	66,189
Deferred energy	(57,141)	(18,834)	21,315
Operations and maintenance	49,599	41,546	42,615
Administrative and general	40,279	42,385	35,958
Depreciation and amortization	42,049	42,346	42,012
Amortization of regulatory asset/(liability), net	5,838	6,310	735
Accretion of asset retirement obligations	3,870	3,980	3,739
Taxes, other than income taxes	8,256	8,405	8,542

Total Operating Expenses	$901,051	$789,479	$783,536

Our operating expenses are comprised of the costs that we incur to generate and purchase power to meet the needs of our member distribution cooperatives, and the costs associated with any sales of power to non-members. Our energy costs generally are variable and include the energy portion of our purchased power expense, fuel expense, and the variable portion of operations and maintenance expense. Our demand costs generally are fixed and include the fixed portion of operations and maintenance, administrative and general, and depreciation and amortization expenses, as well as the capacity portion of our purchased power expense. Additionally, all non-operating expenses and income items, including interest charges, net and investment income, are components of our demand costs. See “Factors Affecting Results—Formula Rate” above.

Total operating expenses were $111.6 million, or 14.1% higher for 2014 as compared to 2013. The increases in fuel, purchased power, transmission, and operations and maintenance expenses were offset by the decrease in deferred energy.

•	Fuel expense increased $79.9 million, or 59.8%, primarily due to the 49.0% increase in the dispatch of our combustion turbine facilities as well as the 164.6% increase in the average cost of fuel for our combustion turbine facilities.

•	Purchased power expense, which includes the cost of purchased energy and capacity, increased $55.7 million, or 12.0%, primarily due to the 11.0% increase in the average cost of purchased energy.

•	Transmission expense increased $9.4 million, or 14.1%, primarily due to an increase in PJM rates for network transmission services. See “Power Supply Resources—PJM” in Item 1.

•	Operations and maintenance expense increased $8.1 million, or 19.4%, primarily due to scheduled maintenance outages at Clover.

•	Deferred energy expense decreased $38.3 million. In 2014, we under-collected $57.1 million in energy costs, whereas in 2013, we under-collected $18.8 million. Deferred energy expense represents the difference between energy revenues and energy expenses.

Total operating expenses were relatively flat for 2013 as compared to 2012. The increases in fuel and administrative and general expenses were offset by decreases in deferred energy and purchased power expenses.

•	Fuel expense increased $42.7 million, or 47.0%, primarily due to the operational availability of Clover and PJM’s increased economic dispatch of Clover and our combustion turbine facilities, partially offset by the lower average cost of fuel for the combustion turbine facilities.

•	Administrative and general expense increased $6.4 million, or 17.9%, primarily due to $7.7 million of preconstruction expenses related to Wildcat Point.

•	Deferred energy expense decreased $40.1 million. During 2013, we under-collected $18.8 million in energy costs; whereas in 2012, we over-collected $21.3 million in energy costs. The under-collection in 2013 was the result of rate decreases approved by our board of directors in part to return previously over-collected energy costs to our member distribution cooperatives. See “Critical Accounting Policies—Deferred Energy” above. The over-collection in 2012 was the result of energy costs being less than anticipated in 2012.

•	Purchased power expense, which includes the cost of purchased energy and capacity, decreased $8.4 million, or 1.8%, primarily due to a 5.9% decrease in the volume of purchased energy due to increased generation from our owned generating facilities, partially offset by a 4.2% increase in the average cost of purchased energy.

Other Items

Gain/(loss) on Investments, Net

In accordance with regulatory accounting, we defer the difference between asset retirement expense, and interest income and realized gains and losses on the nuclear decommissioning trust, to our regulatory liability (North Anna asset retirement obligation deferral). See Note 10 of the Notes to Consolidated Financial Statements. In December 2013 and July 2012, the investments in the nuclear decommissioning trust were rebalanced resulting in a net realized gain of $2.3 million and a net realized loss of $2.2 million, respectively. The gain and loss are recorded in “Gain/(loss) on investments, net” on the Consolidated Statements of Revenues, Expenses, and Patronage Capital; however, the gain and loss are deferred to the regulatory liability referred to above via “Amortization of regulatory asset/(liability), net.” Therefore, there is no net impact on the Consolidated Statements of Revenues, Expenses, and Patronage Capital. The impact on the Consolidated Statements of Cash Flows is reflected in the purchases of and proceeds from sale of available for sale securities.

Investment Income

Investment income increased in 2014, by $2.0 million, or 37.8%, as compared to 2013, and in 2013 increased by $1.2 million, or 29.2%, as compared to 2012, primarily due to higher income earned on our nuclear decommissioning trust.

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest. The major components of interest charges, net for the past three years were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Interest on long-term debt	$(45,058)	$(46,753)	$(48,139)
Interest on revolving credit facility	(1,231)	(847)	(844)
Other interest	(340)	(325)	(711)

Total interest charges	$(46,629)	$(47,925)	$(49,694)
Allowance for borrowed funds used during construction	936	245	996

Interest charges, net	$(45,693)	$(47,680)	$(48,698)

In 2014, interest charges, net decreased $2.0 million, or 4.2%, primarily as a result of the decrease in total interest charges due to scheduled principal payments on long-term debt.

In 2013, interest charges, net decreased $1.0 million, or 2.1%, primarily as a result of the decrease in total interest charges due to scheduled principal payments on long-term debt and the redemption of our $60.2 million 2002 Series A Bonds, partially offset by the interest charges related to the issuance of $100.0 million of long-term debt in June 2013.

Net Margin Attributable to ODEC`

In 2014, our net margin attributable to ODEC, decreased $0.5 million, or 4.9%, as compared to 2013, due to lower total interest charges in 2014 as compared to 2013, and demand revenues that produced a net margin attributable to ODEC that equaled 19.5% of our actual total interest charges. See “Factors Affecting Results—Formula Rate” above. In 2013, our net margin attributable to ODEC, decreased $0.4 million, or 3.7%, as compared to 2012, due to lower total interest charges in 2013 as compared to 2012.

Financial Condition

The principal changes in our financial condition from December 31, 2013 to December 31, 2014, were caused by the increase in construction work in progress and revolving credit facility, the change in deferred energy, and increases in accounts payable, asset retirement obligations, fuel, materials, and supplies, and accounts payable–members.

•	Construction work in progress increased $135.5 million primarily due to expenditures related to Wildcat Point and nuclear fuel.

•	Revolving credit facility increased $86.0 million due to outstanding borrowings under our revolving credit facility.

•	Deferred energy changed $57.1 million as a result of the under-collection of our energy costs in 2014. The deferred energy balance changed from a $37.2 million liability (over-collection) at December 31, 2013 to a $19.9 million asset (under-collection) at December 31, 2014.

•	Accounts payable increased $28.1 million primarily due to increased payables related to Wildcat Point.

•	Asset retirement obligations increased $24.1 million due to the change in our asset retirement obligations related to North Anna and Clover, as well as accretion. In 2014, a new decommissioning study was performed resulting in an increase to our asset retirement obligation related to North Anna of $18.0 million. We also recorded new obligations totaling $2.3 million related to ash landfills at Clover.

•	Fuel, materials, and supplies increased $14.9 million primarily due to increases in coal, diesel fuel, renewable energy credits, and spare parts for Clover and North Anna.

•	Accounts payable–members increased $10.2 million due to the increase in member prepayments offset by the decrease in amounts owed to our member distribution cooperatives under Margin Stabilization.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

In 2014, 2013, and 2012, our operating activities provided cash flows of $16.8 million, $20.1 million, and $51.3 million, respectively. Operating activities in 2014 were primarily impacted by the following:

•	Deferred energy changed $57.1 million due to the under-collection of energy costs in 2014. To address the under-collection of energy costs, we increased our total energy rate 11.8% effective April 1, 2014, and an additional 2.4% effective October 1, 2014.

•	Current liabilities changed $9.2 million primarily due to the $10.2 million increase in accounts payable–members.

Revolving Credit Facility

We currently maintain a $500.0 million, five-year revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement extend until March 5, 2019. At December 31, 2014, we had $86.0 million in borrowings outstanding under this facility, at an interest rate of 1.5%. Additionally, at December 31, 2014, we had a letter of credit in the amount of $10.0 million outstanding. At December 31, 2013, we did not have any borrowings or letters of credit outstanding under this facility; however, the interest rate on any borrowings would have been 1.1%.

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

On January 15, 2015, we issued $332.0 million of first mortgage bonds in a private placement transaction. The issuance consisted of $260.0 million of 4.46% First Mortgage Bonds, 2015 Series A due December 1, 2044 and $72.0 million of 4.56% First Mortgage Bonds, 2015 Series B due December 1, 2053.

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

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities. We review these projections frequently in order to update our calculations to reflect changes in our future plans, construction costs, market factors, and other items affecting our forecasts. Our actual capital expenditures could vary significantly from these projections. The table below summarizes our actual and projected capital expenditures, including capitalized interest, for 2012 through 2017:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2012	2013	2014(1)	2015(1)	2016	2017
	(in millions)
Wildcat Point	$—	$6.0	$80.8	$455.8	$162.1	$85.8
Clover	11.2	7.1	17.5	22.8	6.9	13.6
North Anna nuclear fuel	12.6	7.3	16.4	9.6	10.6	17.3
North Anna	6.0	6.4	7.5	8.3	7.3	5.8
Transmission	0.3	3.6	9.9	7.1	5.3	6.3
Combustion turbine facilities	0.6	1.0	1.0	2.5	1.2	1.2
Other	1.7	0.7	2.8	2.2	0.6	0.6

Total	$32.4	$32.1	$135.9	$508.3	$194.0	$130.6

(1)	For 2014, includes an adjustment for accounts payable of $29.0 million for Wildcat Point, $0.1 million for Clover, $1.2 million for North Anna, $1.1 million for transmission, and $1.9 million for combustion turbine facilities. These adjustments are reflected as projected capital expenditures in 2015.

Nearly all of our capital expenditures consist of additions to electric plant and equipment, particularly for the construction of Wildcat Point in the next few years. Capital expenditures for “Other” include costs related to our administrative and general assets, and distributed generation facilities. We intend to use our cash flow from operations, borrowings under our revolving credit facility, and financings in the debt capital markets to fund all of our currently projected capital requirements through 2017.

Contractual Obligations

In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our generating facilities, power purchases for capacity and energy, the financing of our operations, and other matters. See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1. The following table summarizes our long-term contractual obligations at December 31, 2014:

	Payments due by Period
	Total	2015	2016-2017	2018-2019	2020 and Thereafter
	(in millions)
Long-term debt obligations (1)	$1,410.9	$69.2	$133.5	$213.0	$995.2
Power purchase obligations	1,075.8	279.8	361.8	356.3	77.9
Asset retirement obligations	379.9	—	—	1.8	378.1
Operating lease obligations	112.2	0.5	1.0	1.5	109.2
Construction obligations	535.2	400.7	134.5	—	—

Total	$3,514.0	$750.2	$630.8	$572.6	$1,560.4

(1)	In January 2015, we issued $332.0 million of first mortgage bonds in a private placement transaction, which is not reflected in this line item. The issuance consisted of $260.0 million of 4.46% First Mortgage Bonds, 2015 Series A due December 1, 2044 and $72.0 million of 4.56% First Mortgage Bonds, 2015 Series B due December 1, 2053.

We expect to fund these obligations with cash flow from operations, borrowings under our revolving credit facility, and financings in the debt capital markets.

Long-term Debt Obligations

At December 31, 2014, our long-term debt obligations include long-term debt issued privately and to the public under the Indenture, and borrowings under our revolving credit facility. Long-term debt includes both the principal of and interest on long-term debt, and long-term debt due within one year.

On January 15, 2015, we issued $332.0 million of first mortgage bonds in a private placement transaction. See “Liquidity and Capital Resources—Sources—Financings” above.

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

Construction Obligations

This includes payments related to Wildcat Point EPC contractor payments and major equipment purchase contracts. See “Overview—Wildcat Point” above.

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

Power Purchase Arrangements

Under the terms of most of our hedging instruments, we typically agree to provide collateral under certain circumstances and we require comparable terms from our counterparties. The collateral we may be required to post with a counterparty, and vice versa, is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under a contract with a respective counterparty. At December 31, 2014, the collateral we had posted with counterparties pursuant to the hedging instruments we have in place was $15.5 million. Typically, collateral thresholds under our contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3,” respectively). At December 31, 2014, if our credit ratings had been below investment grade we estimate we would have been obligated to post between $600.0 million and $700.0 million of collateral with our counterparties. This calculation is based on energy prices on December 31, 2014, and delivered power for which we have not yet paid. Depending on the difference between the price of power under our contracts and the price of power in the market at the time of the calculation, this amount could increase or decrease.

Additionally, in accordance with its credit policy, PJM subjects each applicant, participant and member of PJM to a credit evaluation to determine its creditworthiness, and whether it must provide any collateral to support its obligations in connection with its PJM transactions. A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide collateral. At December 31, 2014, if PJM had determined that we needed to provide collateral to support our obligations, PJM could have asked us to provide up to approximately $14.8 million.

TEC Guarantees

TEC is considered a variable interest entity for which we are the primary beneficiary, and we have consolidated its results and eliminated all intercompany balances and transactions in consolidation. To facilitate the ability of TEC to sell power in the market, we have agreed to guarantee up to a maximum of $200.0 million of TEC’s delivery and payment obligations associated with its energy trades if requested. See “Business—Members—TEC” in Item 1. Our agreement to guarantee these obligations continues in effect until we elect to terminate it by providing at least 30 days prior written notice of termination or until all amounts owed to us by TEC have been paid. Our guarantee of TEC’s obligations will enable it to maintain sufficient credit support to meet its delivery and payment obligations associated with its energy trades. At December 31, 2014, we did not have any guarantees outstanding in support of TEC’s obligations.

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

The payment undertaking agreement was issued by Rabobank which has senior debt obligations which are currently rated “A+” by S&P and “Aa2” by Moody’s. Under this agreement, we made a payment to Rabobank; in return Rabobank agreed to make payments directly to the lender in the related lease transaction in satisfaction of a portion of our rent payment obligation under the leaseback and a portion of the fixed purchase price if we choose to exercise that option. We remain liable for all rental payments under the leaseback if Rabobank fails to make such payments, although the owner trust has agreed to pursue Rabobank before pursuing payment from us. For 2014, Rabobank paid $15.2 million of rent. At December 31, 2014, both the value of the portion of our lease obligations to be paid by Rabobank to the owner trust, as well as the value of our interest in the related payment undertaking agreement, totaled approximately $308.5 million.

In connection with the lease and leaseback, we also agreed to deliver a letter of credit to the investor to the lease within 90 days after our obligations under the Indenture are either rated below “A-” by S&P or “Baa2” by Moody’s, or if such obligations are placed on negative credit watch by either S&P or Moody’s while rated “A-” by S&P or “Baa2” by Moody’s, respectively. If our ratings had been below this minimum rating at December 31, 2014, the estimated amount of the letter of credit we would have been required to provide was approximately $5.4 million. The amount of any letter of credit we are required to deliver in connection with the lease is impacted by the changes in market value of the investment we purchased and ultimately decreases to zero by December 18, 2018.

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

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices. At December 31, 2014, we estimate that the fair value of our purchased power agreements and forward sales of renewable energy credits, and forward purchases of energy and natural gas was between $1.8 billion and $1.9 billion. Approximately 22% of the fair value of this portfolio is estimable using observable market prices. The remaining 78% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices. In the absence of observable market prices, the valuation of the 78% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model. As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio. As an example of our portfolio’s exposure to market price risk, it is estimated that a 10% change in the price of the commodities hedged by the portion of this portfolio with observable market prices would have changed the fair value of this portion of the portfolio by approximately $40.7 million at December 31, 2014. To the extent all or portions of our portfolio are liquidated above or below our original cost, these gains or losses are factored into the costs billed to our member distribution cooperatives pursuant to our formula rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7.

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

Interest Rate Risk and Equity Price Risk

In 2014, all of our outstanding long-term debt accrued interest at fixed rates.

We have a $500.0 million five-year revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources—Revolving Credit Facility” in Item 7. Any amounts we borrow under this facility will accrue interest at a variable rate. At December 31, 2014, we had $86.0 million outstanding under this facility, which is recorded in revolving credit facility in the capitalization section of the balance sheet. The interest rate related to these borrowings is 1.5%. We also had a letter of credit in the amount of $10.0 million outstanding at December 31, 2014.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust so that the trust balance will cover the estimated cost to decommission North Anna at the time of decommissioning. At December 31, 2014, $45.2 million of the funds in the trust were invested in debt securities and $100.2 million of the funds in the trust were invested in equity securities. The value of these debt and equity securities will be impacted by changes in interest rates and price fluctuations in equity markets. To minimize adverse changes in the aggregate value of the trust, we actively monitor our portfolio by measuring the performance of the investments against market indices and by maintaining and reviewing established target allocation percentages of assets in the trust to various investment options. We believe the trust’s exposure to changes in interest rates and price fluctuations in equity markets will not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2014, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

Internal controls over financial reporting may not prevent or detect all misstatements. Accordingly, even effective internal control can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

March 11, 2015

/s/ JACKSON E. REASOR	/s/ ROBERT L. KEES
Jackson E. Reasor	Robert L. Kees
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors of

Old Dominion Electric Cooperative

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative as of December 31, 2014 and 2013, and the related consolidated statements of revenues, expenses and patronage capital, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Electric Cooperative at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Richmond, Virginia

March 11, 2015

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

	2014	2013
	(in thousands)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,690,555	$1,660,548
Less accumulated depreciation	(784,215)	(755,288)

Net Property, plant, and equipment	906,340	905,260
Nuclear fuel, at amortized cost	19,376	23,636
Construction work in progress	171,953	36,482

Net Electric Plant	1,097,669	965,378

Investments:
Nuclear decommissioning trust	145,822	134,454
Lease deposits	99,191	96,634
Unrestricted investments and other	7,049	24,896

Total Investments	252,062	255,984

Current Assets:
Cash and cash equivalents	1,424	51,669
Accounts receivable	8,656	12,742
Accounts receivable–deposits	—	4,400
Accounts receivable–members	83,108	88,545
Fuel, materials, and supplies	64,154	49,246
Deferred energy	19,948	—
Prepayments and other	5,131	3,892

Total Current Assets	182,421	210,494

Deferred Charges:
Regulatory assets	87,987	87,983
Other	18,603	10,758

Total Deferred Charges	106,590	98,741

Total Assets	$1,638,742	$1,530,597

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$379,097	$369,997
Non-controlling interest	5,687	5,691

Total Patronage capital and Non-controlling interest	384,784	375,688
Long-term debt	721,038	749,330
Revolving credit facility	86,000	—

Total Long-term debt and Revolving credit facility	807,038	749,330

Total Capitalization	1,191,822	1,125,018

Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	96,702	68,560
Accounts payable–members	35,217	24,998
Accrued expenses	4,568	4,991
Deferred energy	—	37,193

Total Current Liabilities	164,779	164,034

Deferred Credits and Other Liabilities:
Asset retirement obligations	104,936	80,860
Obligations under long-term lease	84,730	79,227
Regulatory liabilities	78,764	76,940
Other	13,711	4,518

Total Deferred Credits and Other Liabilities	282,141	241,545

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,638,742	$1,530,597

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES, AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	2014	2013	2012
	(in thousands)
Operating Revenues	$951,576	$842,069	$842,681

Operating Expenses:
Fuel	213,528	133,592	90,874
Purchased power	518,814	463,159	471,557
Transmission	75,959	66,590	66,189
Deferred energy	(57,141)	(18,834)	21,315
Operations and maintenance	49,599	41,546	42,615
Administrative and general	40,279	42,385	35,958
Depreciation and amortization	42,049	42,346	42,012
Amortization of regulatory asset/(liability), net	5,838	6,310	735
Accretion of asset retirement obligations	3,870	3,980	3,739
Taxes, other than income taxes	8,256	8,405	8,542

Total Operating Expenses	901,051	789,479	783,536

Operating Margin	50,525	52,590	59,145
Other expense, net	(3,086)	(2,562)	(2,224)
Gain/(loss) on investments, net	—	2,269	(2,156)
Investment income	7,349	5,333	4,129
Interest charges, net	(45,693)	(47,680)	(48,698)
Income taxes	1	(143)	(93)

Net Margin including Non-controlling interest	9,096	9,807	10,103
Non-controlling interest	4	(234)	(164)

Net Margin attributable to ODEC	9,100	9,573	9,939
Patronage Capital - Beginning of Year	369,997	360,424	350,485

Patronage Capital - End of Year	$379,097	$369,997	$360,424

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	2014	2013	2012
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$9,096	$9,807	$10,103
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	42,049	42,346	42,012
Other non-cash charges	17,766	18,604	14,616
Amortization of lease obligations	5,503	5,141	4,801
Interest on lease deposits	(2,841)	(2,774)	(2,710)
Change in current assets	(2,224)	(3,060)	(2,861)
Change in deferred energy	(57,141)	(18,834)	21,315
Change in current liabilities	9,204	(20,555)	(32,399)
Change in regulatory assets and liabilities	(2,467)	(9,004)	(248)
Change in deferred charges-other and deferred credits and other liabilities-other	(2,096)	(1,564)	(3,319)

Net Cash Provided by Operating Activities	16,849	20,107	51,310

Investing Activities:
Purchases of held to maturity securities	(3,931)	(112,454)	(103,420)
Proceeds from sale of held to maturity securities	21,746	143,605	91,278
Purchases of available for sale securities	—	—	(24,290)
Proceeds from sale of available for sale securities	—	—	24,308
Increase in other investments	(6,760)	(7,468)	(4,900)
Electric plant additions	(135,857)	(32,093)	(32,407)

Net Cash Used for Investing Activities	(124,802)	(8,410)	(49,431)

Financing Activities:
Issuance of long-term debt	—	100,000	—
Debt issuance costs	—	(744)	—
Payments of long-term debt	(28,292)	(88,827)	(28,292)
Dividend - non-controlling interest	—	(7,800)	—
Draws on revolving credit facility	387,604	—	—
Repayments on revolving credit facility	(301,604)	—	—

Net Cash Provided by (Used for) Financing Activities	57,708	2,629	(28,292)

Net Change in Cash and Cash Equivalents	(50,245)	14,326	(26,413)
Cash and Cash Equivalents - Beginning of Year	51,669	37,343	63,756

Cash and Cash Equivalents - End of Year	$1,424	$51,669	$37,343

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. During 2013, TEC refunded $7.8 million of equity to its owners in the form of a cash dividend. The assets and liabilities, and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.7 million at December 31, 2014 and December 31, 2013. The income taxes reported on our Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities for which we have significant influence is recorded using the equity method of accounting. We have a power sales contract with TEC under which we may sell to TEC power that we do not need to meet the needs of our member distribution cooperatives. TEC then sells this power to the market under market-based rate authority granted by FERC. Additionally, we have a separate contract under which we may purchase natural gas from TEC. TEC does not engage in speculative trading.

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

We did not have any other comprehensive income for the periods presented.

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

Depreciation

We conduct depreciation studies approximately every five years and our depreciation rates were as follows:

	Depreciation Rates
Generating Facility	2014	2013	2012
Clover	1.8%	1.8%	1.8%
North Anna	3.0	3.0	3.0
Louisa	3.5	3.5	3.5
Marsh Run	3.2	3.2	3.2
Rock Springs	3.3	3.3	3.3

Our last depreciation study was performed in 2011.

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract. As a result, Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred and in 2012 signed a settlement agreement with the DOE. By mutual agreement of the parties, the settlement agreement is extendable to provide for resolution of damages. The settlement agreement has been extended to provide for periodic payments for damages incurred through December 31, 2016. During 2014 and 2013, we recorded our proportionate share of $0.9 million and $1.8 million, respectively, as a reduction to fuel expense related to the settlement agreement and during 2014, we also recorded a $0.6 million reduction to property, plant, and equipment, as the settlement includes a reimbursement of costs related to fixed assets. At December 31, 2014 and 2013, we had an outstanding receivable of $3.3 million and $3.9 million, respectively.

Fuel, Materials, and Supplies

Fuel, materials, and supplies is primarily comprised of fuel and spare parts for our generating assets. Fuel, which consists primarily of coal and No. 2 fuel oil, is recorded at cost. Spare parts for our generating assets are recorded at cost.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used. We capitalize interest on borrowings for significant construction projects. Interest capitalized in 2014, 2013, and 2012, was $0.9 million, $0.2 million, and $1.0 million, respectively.

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

TEC is a taxable corporation and its provision for income taxes was immaterial for the years ended December 31, 2014, 2013, and 2012.

Operating Revenues

Our operating revenues are derived from sales to our members and non-members and are recorded when power, including renewable energy credits, is delivered. We sell energy to our Class A members pursuant to long-term wholesale power contracts that we maintain with each of our member distribution cooperatives. These wholesale power contracts obligate each member distribution cooperative to pay us for power furnished in accordance with our rates. For the years ended December 31, 2014, 2013, and 2012, revenue from sales to our member distribution cooperatives, including the sale of renewable energy credits, was $908.0 million, $810.1 million, and $826.8 million, respectively. For the years ended December 31, 2014, 2013, and 2012, the sale of renewable energy credits included in revenue from sales to our member distribution cooperatives was $1.3 million and $1.4 million in 2014 and 2013, respectively, and was immaterial in 2012. See Note 5—Wholesale Power Contracts.

We sell excess purchased and generated energy, if any, to TEC, our Class B member, or to third parties under FERC market-based rate authority. Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives. TEC’s sales to third parties are reflected as non-member revenues; however, in 2014, 2013, and 2012, TEC had no sales to third parties. Excess purchased and generated energy that is not sold to TEC is sold to PJM under its rates for providing energy imbalance service, or to third parties. For the years ended December 31, 2014, 2013, and 2012, energy sales to non-members, including the sale of renewable energy credits, were $43.5 million, $31.9 million, and $15.9 million, respectively. For the years ended December 31, 2014, 2013, and 2012, the sale of renewable energy credits included in energy sales to non-members was $5.9 million, $6.1 million, and $0.5 million, respectively.

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

Energy costs, which are primarily variable costs, such as nuclear, coal, and natural gas fuel costs and the energy costs under our power purchase contracts with third parties, are recovered through two separate rates, the base energy rate and the energy adjustment rate. Through December 31, 2013, the base energy rate was a fixed rate that required FERC approval prior to adjustment. To the extent the base energy rate over- or under-collected our energy costs, we credited or charged the difference through an energy adjustment rate. We reviewed our energy costs at least every six months to determine whether the base energy rate and the current energy adjustment rate together were recovering our actual and anticipated energy costs and revised the energy adjustment rate accordingly. Effective January 1, 2014, pursuant to FERC’s acceptance of revisions to the formula rate as issued in FERC’s December 2, 2013 order, the base energy rate is no longer a fixed rate that requires FERC approval prior to adjustment. The base energy rate now is developed annually to collect energy costs as estimated in our budget including amounts in the deferred energy account from the prior year. As of January 1 of each year, the energy adjustment rate will be zero. With board approval, we can revise the energy adjustment rate at any time during the year if it becomes apparent that the combined base energy rate and the current energy adjustment rate are over-collecting or under-collecting our actual and anticipated energy costs. See “FERC Proceeding Related to Formula Rate” in “Legal Proceedings” in Part I, Item 3.

Demand costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, and our margin requirements and additional equity contributions approved by our board of directors are recovered through our demand rates. The formula rate allows us to change the actual demand rates we charge as our demand-related costs change, without FERC approval, with the exception of decommissioning cost, which is a fixed number in the formula rate that requires FERC approval prior to any adjustment. FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula. Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates. Through December 31, 2013, we collected our total demand costs through a single demand rate. Effective January 1, 2014, pursuant to FERC’s acceptance of the revisions to the formula rate as issued in FERC’s December 2, 2013 order, we now collect our total demand costs through the following three separate rates:

•	Transmission service rate – designed to collect transmission-related and distribution-related costs;

•	RTO capacity service rate – a proxy rate based on capacity prices in PJM which PJM allocates to ODEC and all other PJM members; and

•	Remaining owned capacity service rate – recovers all remaining demand costs not billed and/or recovered under the transmission service and RTO capacity service rates.

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

•	At year end and for year-to-date interim reporting, if the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equals more than 10% but less than 20% of our actual total interest charges, no adjustment is recorded.

•	At year end and for year-to-date interim reporting, if the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equals less than 10% of our actual total interest charges, utilizing Margin Stabilization, revenues will be increased to produce a net margin attributable to ODEC, excluding any budgeted additional equity contributions, equal to 10% of our actual total interest charges.

For the year ended December 31, 2014, we did not record an adjustment to operating revenues utilizing Margin Stabilization, since the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equaled 19.5% of our actual total interest charges. In accordance with our formula rate, no adjustment is recorded if the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, is more than 10% but less than 20% of our actual total interest charges. For the years ended December 31, 2013 and 2012, we recorded a reduction in operating revenues of $9.8 million and $15.0 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges. See “Critical Accounting Policies—Margin Stabilization” above.

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

Regulatory Assets and Liabilities

We account for certain revenues and expenses as a rate-regulated entity in accordance with Accounting for Regulated Operations. This allows certain of our revenues and expenses to be deferred at the discretion of our board of directors, which has budgetary and rate setting authority, if it is probable that these amounts will be recovered or returned through our formula rate in future periods. Regulatory assets represent costs that we expect to recover from our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate. Regulatory liabilities represent probable future reductions in our revenues associated with amounts that we expect to return to our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate. Regulatory assets are included in deferred charges and regulatory liabilities are included in deferred credits and other liabilities. Deferred energy, which can be either a regulatory asset or a regulatory liability, is included in current assets or current liabilities, respectively. See “Deferred Energy” below. We recognize regulatory assets and liabilities as expenses or as a reduction in expenses, respectively, concurrent with their recovery through rates.

Debt Issuance Costs

Capitalized costs associated with the issuance of long-term debt and the revolving credit facility totaled $6.7 million at December 31, 2014 and 2013, and are included in deferred charges – other. These costs are being amortized using the effective interest method over the life of the respective long-term debt issuances and the revolving credit facility, and are included in interest charges, net.

Deferred Charges – Other

Deferred charges – other, includes unamortized debt issuance costs, the deferred rent related to the Wildcat Point operating lease, NYMEX margin mark-to-market asset, and the long-term portion of the prepayment of premiums on an insurance policy related to Wildcat Point.

Deferred Credits and Other Liabilities – Other

Deferred credits and other liabilities – other, includes NYMEX margin mark-to-market liability, Wildcat Point retainage, a gain on a long-term lease transaction (see Note 8—Long-term Lease Transaction), DOE decontamination and decommissioning liability, and liabilities associated with benefit plans for certain executives.

Deferred Energy

We use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. The deferred energy balance represents the net accumulation of any under- or over-collection of energy costs. At December 31, 2014, we had an under-collected deferred energy balance of $19.9 million. At December 31, 2013, we had an over-collected deferred energy balance of $37.2 million. In January 2014, the entire mid-Atlantic region experienced extremely cold weather, which increased our member distribution cooperatives’ customers’ requirements for power as well as increased our purchased power and fuel expenses. As a result, our deferred energy balance changed from an over-collection of energy costs to an under-collection of energy costs. To address the under-collection of energy costs, we increased our total energy rate 11.8% effective April 1, 2014, and an additional 2.4% effective October 1, 2014. Under-collected deferred energy balances will be collected from our member distribution cooperatives in subsequent periods through our formula rate. Over-collected deferred energy balances are refunded to our member distribution cooperatives in subsequent periods.

Financial Instruments (including Derivatives)

Investments included in the nuclear decommissioning trust are classified as available for sale, and accordingly, are carried at fair value. Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or a regulatory asset, respectively, until realized.

Unrestricted investments and lease deposits in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost. Non-marketable equity investments in other investments are recorded at cost. Equity securities in other investments are recorded at fair value. See Note 9—Investments.

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

For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we may elect cash flow hedge accounting in accordance with Accounting for Derivatives and Hedging. Accordingly, gains and losses on derivative contracts are deferred into other comprehensive income until the hedged underlying transaction occurs or is no longer likely to occur. We do not have any other comprehensive income for the periods presented. For derivative contracts where hedge accounting is not utilized, or for which ineffectiveness exists, we defer all remaining gains and losses on a net basis as a regulatory asset or regulatory liability, respectively, in accordance with Accounting for Regulated Operations. These amounts are subsequently reclassified as purchased power or fuel expense in our Consolidated Statements of Revenues, Expenses, and Patronage Capital as the power or fuel is delivered and/or the contract settles. There were no contracts for which we have elected cash flow hedge accounting and therefore, there was no hedge ineffectiveness during the years ended December 31, 2014, 2013, or 2012.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, derivatives, and receivables arising from sales to our members and non-members. Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $83.1 million and $88.5 million, at December 31, 2014 and 2013, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

NOTE 2—Electric Plant

Our net electric plant is comprised of the following for 2014:

	Clover	North Anna	Combustion Turbine Facilities	Wildcat Point	Other	Total
	(in thousands)
Property, plant, and equipment	$678,006	$351,636	$587,955	$—	$72,958	$1,690,555
Accumulated depreciation	(352,271)	(190,317)	(218,020)	—	(23,607)	(784,215)

Net Property, plant, and equipment	325,735	161,319	369,935	—	49,351	906,340
Nuclear fuel, at amortized cost	—	19,376	—	—	—	19,376
Construction work in progress	11,364	33,580	—	115,779	11,230	171,953

Net Electric Plant	$337,099	$214,275	$369,935	$115,779	$60,581	$1,097,669

Our net electric plant is comprised of the following for 2013:

	Clover	North Anna	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment (1)	$671,708	$335,151	$585,067	$68,622	$1,660,548
Accumulated depreciation	(349,197)	(184,314)	(198,520)	(23,257)	(755,288)

Net Property, plant, and equipment	322,511	150,837	386,547	45,365	905,260
Nuclear fuel, at amortized cost	—	23,636	—	—	23,636
Construction work in progress	6,670	20,536	—	9,276	36,482

Net Electric Plant	$329,181	$195,009	$386,547	$54,641	$965,378

(1)	Other includes $6.0 million related to Wildcat Point and $3.1 million for transmission.

We hold a 50% undivided ownership interest in Clover, a two-unit, 874 MW (net capacity entitlement) coal-fired electric generating facility operated by Virginia Power, which owns the balance of the plant. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover. Our portion of assets, liabilities, and operating expenses associated with Clover are included in our consolidated financial statements in accordance with proportionate consolidation accounting. At December 31, 2014 and 2013, we had an outstanding accounts payable balance of $11.4 million and $12.7 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

We hold an 11.6% undivided ownership interest in North Anna, a two-unit, 1,897 MW (net capacity entitlement) nuclear power facility operated by Virginia Power, which owns the balance of the plant. We are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna. Our portion of assets, liabilities, and operating expenses associated with North Anna are included in our consolidated financial statements in accordance with proportionate consolidation accounting. At December 31, 2014 and 2013, we had an outstanding accounts payable balance of $3.1 million and $4.1 million, respectively, due to Virginia Power for the operation, maintenance, and capital investment at North Anna.

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

Wildcat Point

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals. On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC. On June 2, 2014, we selected White Oak Power Constructors as the EPC contractor. Site preparation and engineering activities are in process, and permanent construction began in January 2015. The facility is scheduled to become operational in mid-2017. We currently have a ground lease related to the land associated with Wildcat Point and are currently accounting for it as an operating lease. Once Wildcat Point becomes operational, the lease will be reevaluated and likely will become a capital lease. We currently anticipate that the project cost will be approximately $790.5 million, including capitalized interest, but excluding the lease. To fund a portion of the project cost, on January 15, 2015, we issued $332.0 million of first mortgage bonds in a private placement transaction. See Note 12—Liquidity Resources.

Wildcat Point will consist of two combustion turbines, two heat recovery steam generators and one steam turbine generator. Mitsubishi will supply the combustion turbines. Alstom will supply the heat recovery steam generators and the steam turbine generator. Beginning in June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point. Through December 31, 2014, we capitalized construction costs related to Wildcat Point totaling $115.8 million, which are recorded in construction work in progress. In January 2015, we began capitalizing interest with respect to the facility upon commencement of permanent construction. For 2014 and 2013, we expensed $4.5 million and $7.7 million, respectively, of non-capital costs related to Wildcat Point, which are recorded in administrative and general expense.

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

A significant portion of our asset retirement obligations relate to our share of the future costs to decommission North Anna. At December 31, 2014 and 2013, North Anna’s nuclear decommissioning asset retirement obligation totaled $93.7 million and $72.1 million, respectively. Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts. A new study was performed in 2014, and we adopted it effective December 1, 2014, which resulted in an additional layer related to the asset retirement obligation associated with North Anna. The additional layer resulted in an increase to our asset retirement cost and our asset retirement obligation of $18.0 million. Increased spent fuel costs, including interim storage, insurance premiums, and regulatory and environmental permits and fees, as a result of the DOE delay for acceptance of spent fuel, is the primary driver for the increase in the asset retirement obligation. We are not aware of any events that have occurred since the 2014 study that would materially impact our estimate. We are required to maintain a funded trust to satisfy our future obligation to decommission the North Anna facility. See Note 9—Investments. We are currently evaluating the impact of the 2014 study on the funding status of our nuclear decommissioning trust.

In 2014, we established two additional asset retirement obligations for Clover ash landfills and also determined that we no longer had an asset retirement obligation for a waste pond for Clover.

The following represents changes in our asset retirement obligations for the years ended December 31, 2014 and 2013 (in thousands):

Asset retirement obligations at December 31, 2012	$76,880
Accretion expense	3,980

Asset retirement obligations at December 31, 2013	$80,860
Accretion expense	3,870
Increase in asset retirement obligations - new layer	17,953
Additional asset retirement obligations, net	2,253

Asset retirement obligations at December 31, 2014	$104,936

The cash flow estimates for North Anna’s asset retirement obligations are based upon the 20-year life extension which was granted in 2003 and extends the life of Unit 1 to April 1, 2038 and the life of Unit 2 to August 21, 2040. Given the life extension in 2003, the nuclear decommissioning trust was, and currently is, estimated to be adequate to fund North Anna’s asset retirement obligations and no additional funding was, or is, currently required. We ceased collection of decommissioning expense in August 2003 with the approval of FERC. As we are not currently collecting decommissioning expense in our rates, we are deferring the difference between the earnings on the nuclear decommissioning trust and the total asset retirement obligation related depreciation and accretion expense for North Anna as part of our asset retirement obligation regulatory liability. See Note 10—Regulatory Assets and Liabilities.

NOTE 4—Power Purchase Agreements

In 2014, 2013, and 2012, our owned generating facilities together furnished approximately 40.2%, 39.4%, and 33.4%, respectively, of our energy requirements. The remaining needs were satisfied through purchases of power in the market from investor owned utilities and power marketers through long-term and short-term physically-delivered forward power purchase contracts. We also purchase power in the spot energy market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy. Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market price risks. These policies and procedures, developed in consultation with ACES, an energy trading and risk management company, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility. At December 31, 2014, we were not required to post collateral with our counterparties. At December 31, 2013, due to changes in energy prices, we were required to post $4.4 million with our counterparties pursuant to contracts we had in place with them.

Our purchased power costs for 2014, 2013, and 2012 were $518.8 million, $463.2 million, and $471.6 million, respectively.

As of December 31, 2014, our energy and capacity purchase obligations under the various agreements were as follows:

Year Ending December 31,	Energy and Capacity Obligations
(in millions)
2015	$279.8
2016	200.3
2017	161.5

$641.6

NOTE 5—Wholesale Power Contracts

We have a wholesale power contract with each of our eleven member distribution cooperatives. The wholesale power contracts are “all-requirements” contracts. Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions, to the extent that we have the power and facilities available to do so. These contracts are effective until January 1, 2054 and beyond this date unless either party gives the other at least three years notice of termination.

The principal exception to the all-requirements obligations of the member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA. Purchases under this exception constituted approximately 1.4% of our member distribution cooperatives’ total energy requirements in 2014.

Two additional limited exceptions to the all-requirements nature of the contract permit the member distribution cooperatives to receive up to the greater of 5.0% of their power requirements or 5 MW from owned generation or other suppliers, and to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. In 2014, our member distribution cooperatives collectively received 8.7 MW under these exceptions. We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.

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

Revenues from our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)

Rappahannock Electric Cooperative	$311.7	$275.9	$280.4
Shenandoah Valley Electric Cooperative	172.1	150.4	152.1
Delaware Electric Cooperative, Inc.	106.8	94.7	95.4
Choptank Electric Cooperative, Inc.	80.2	72.1	75.9
Southside Electric Cooperative	70.2	64.5	66.0
A&N Electric Cooperative	53.0	47.8	48.4
Mecklenburg Electric Cooperative	43.8	39.7	40.6
Prince George Electric Cooperative	23.5	21.6	22.1
Northern Neck Electric Cooperative	21.3	19.5	19.7
Community Electric Cooperative	15.3	13.9	14.1
BARC Electric Cooperative	10.1	10.0	12.1

Total	$908.0	$810.1	$826.8

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$145,822	$45,573	$100,249	$—
Unrestricted investments and other (3)	198	—	198	—

Total Financial Assets	$146,020	$45,573	$100,447	$—

Derivatives - gas and power (4)	$5,215	$5,215	$—	$—

Total Financial Liabilities	$5,215	$5,215	$—	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$134,454	$42,661	$91,793	$—
Unrestricted investments and other (3)	173	173	—	—
Derivatives - gas and power (4)	412	412	—	—

Total Financial Assets	$135,039	$43,246	$91,793	$—

(1)	For additional information about our nuclear decommissioning trust see Note 9—Investments.
(2)	Nuclear decommissioning trust includes investments that are available for sale and classified as Level 2. These Level 2 assets consist of an equity fund that attempts to replicate the return of the S&P 500, an equity fund that invests in small capitalization stocks, and an equity fund that invests in international stocks. The fair values of the investments in the nuclear decommissioning trust have been estimated using the net asset value per share.
(3)	Unrestricted investments and other includes investments that are related to equity securities.
(4)	Derivatives – gas and power represent natural gas futures contracts which are recorded on our Consolidated Balance Sheet in either deferred charges-other or deferred credits and other liabilities–other, and which are indexed against NYMEX. For additional information about our derivative financial instruments see Note 1—Summary of Significant Accounting Policies.

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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of December 31, 2014 Quantity	As of December 31, 2013 Quantity
Natural Gas	MMBTU	5,610,000	1,470,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
	Balance Sheet Location	As of December 31, 2014	As of December 31, 2013
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$—	$412

Total derivatives in an asset position		$—	$412

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$5,215	$—

Total derivatives in a liability position		$5,215	$—

The Effect of Derivative Instruments on the Statements of Revenues, Expenses, and Patronage Capital for the Years Ended December 31, 2014 and 2013

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability for Derivatives as of December 31,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Year Ended December 31,
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Natural gas futures contracts (1)	$(5,497)	$419	Fuel	$(1,170)	$(3,031)
Purchased power contracts - excess sales	—	—	Operating revenues	90	—

Total	$(5,497)	$419		$(1,080)	$(3,031)

(1)	As of December 31, 2014, includes a regulatory liability of $0.3 million and as of December 31, 2013, includes a regulatory asset of $7.0 thousand, to be recognized in future periods as the result of the contracts being effectively settled.

NOTE 8—Long-term Lease Transaction

On March 1, 1996, we entered into a long-term lease transaction with an owner trust for the benefit of an investor. Under the terms of the transaction, we entered into a 48.8 year lease of our interest in Clover Unit 1, valued at $315.0 million, to such owner trust, and immediately after we entered into a 21.8 year lease of the interest back from such owner trust. As a result of the transaction, we recorded a deferred gain of $23.7 million, which is being amortized into income ratably over the 21.8 year operating lease term, as a reduction to depreciation and amortization expense. At December 31, 2014 and 2013, the unamortized portion of the deferred gain was $3.2 million and $4.3 million, respectively.

We used a portion of the one-time rental payment of $315.0 million we received to enter into a payment undertaking agreement and to purchase an investment that would provide for substantially all of our periodic rent payments under the leaseback, and the fixed purchase price of the interest in the unit at the end of the term of the leaseback if we were to exercise our option to purchase the interest of the owner trust in the unit at that time. The payment undertaking agreement, which had a balance of $308.5 million at December 31, 2014, is issued by Rabobank, which has senior debt obligations which are currently rated “A+” by S&P and “Aa2” by Moody’s, respectively. The amount of debt considered to be extinguished by in substance defeasance was $308.5 million and $309.7 million, at December 31, 2014 and 2013, respectively.

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

NOTE 9—Investments

Investments were as follows at December 31, 2014 and 2013:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)

December 31, 2014

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$41,654	$3,516	$—	$45,170	$45,170
Equity securities	Available for sale	68,259	31,990	—	100,249	100,249
Cash and other	Available for sale	403	—	—	403	403

Total Nuclear Decommissioning Trust		$110,316	$35,506	$—	$145,822	$145,822

Lease Deposits (2)
Government obligations	Held to maturity	$99,191	$5,569	$—	$104,760	$99,191

Total Lease Deposits		$99,191	$5,569	$—	$104,760	$99,191

Unrestricted investments
Government obligations	Held to maturity	$2,005	$—	$—	$2,005	$2,005
Debt securities	Held to maturity	2,636	—	(18)	2,618	2,636

Total Unrestricted Investments		$4,641	$—	$(18)	$4,623	$4,641

Other
Equity securities	Trading	$151	$47	$—	$198	$198
Non-marketable equity investments	Equity	2,210	1,821	—	4,031	2,210

Total Other		$2,361	$1,868	$—	$4,229	$2,408

						$252,062

December 31, 2013

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$40,352	$1,719	$—	$42,071	$42,071
Equity securities	Available for sale	62,293	29,500	—	91,793	91,793
Cash and other	Available for sale	590	—	—	590	590

Total Nuclear Decommissioning Trust		$103,235	$31,219	$—	$134,454	$134,454

Lease Deposits (2)
Government obligations	Held to maturity	$96,634	$5,676	$—	$102,310	$96,634

Total Lease Deposits		$96,634	$5,676	$—	$102,310	$96,634

Unrestricted investments
Government obligations	Held to maturity	$20,174	$1	$—	$20,175	$20,174
Debt securities	Held to maturity	2,200	—	(4)	2,196	2,200

Total Unrestricted Investments		$22,374	$1	$(4)	$22,371	$22,374

Other
Equity securities	Trading	$131	$42	$—	$173	$173
Non-marketable equity investments	Equity	2,349	1,735	—	4,084	2,349

Total Other		$2,480	$1,777	$—	$4,257	$2,522

						$255,984

(1)	Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3—Accounting for Asset Retirement and Environmental Obligations. Unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability, respectively.
(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8—Long-term Lease Transaction.

Our investments by classification at December 31, 2014 and 2013, were as follows:

	December 31, 2014		December 31, 2013
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for sale	$110,316	$145,822	$103,235	$134,454
Held to maturity	103,832	103,832	119,008	119,008
Equity	2,210	2,210	2,349	2,349
Trading	151	198	131	173

	$216,509	$252,062	$224,723	$255,984

Contractual maturities of debt securities at December 31, 2014, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for sale (1)	$—	$—	$45,170	$—	$45,170
Held to maturity	519	103,233	80	—	103,832

	$519	$103,233	$45,250	$—	$149,002

(1)	The contractual maturities of available for sale debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

NOTE 10—Regulatory Assets and Liabilities

In accordance with Accounting for Regulated Operations, we record regulatory assets and liabilities that result from our ratemaking. Our regulatory assets and liabilities at December 31, 2014 and 2013, were as follows:

	December 31,
	2014	2013
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$15,571	$17,435
Deferred asset retirement costs	346	363
NOVEC contract termination fee	34,256	36,703
Loan acquisition fee	671	894
Interest rate hedge	2,710	2,879
North Anna Unit 3	22,748	22,748
Voluntary prepayment to NRECA Retirement Security Plan	6,188	6,961
Deferred net unrealized losses on derivative instruments	5,497	—

Total Regulatory Assets	$87,987	$87,983

Regulatory Assets included in Current Assets:
Deferred energy	$19,948	$—

Regulatory Liabilities:
North Anna asset retirement obligation deferral	$42,733	$39,581
Norfolk Southern settlement	—	5,136
North Anna nuclear decommissioning trust unrealized gain	35,506	31,220
Unamortized gains on reacquired debt	525	584
Deferred net unrealized gains on derivative instruments	—	419

Total Regulatory Liabilities	$78,764	$76,940

Regulatory Liabilities included in Current Liabilities:
Deferred energy	$—	$37,193

The regulatory assets will be recognized as expenses concurrent with their recovery through rates and the regulatory liabilities will be recognized as a reduction to expenses concurrent with their return through rates.

Regulatory assets included in deferred charges are detailed as follows:

•	Unamortized losses on reacquired debt are the costs we incurred to purchase our outstanding indebtedness prior to its scheduled retirement. These losses are amortized over the life of the original indebtedness and will be fully amortized in 2023.

•	Deferred asset retirement costs reflect the cumulative effect of a change in accounting principle for the Clover and distributed generation facilities as a result of the adoption of Accounting for Asset Retirement and Environmental Obligations. These costs will be fully amortized in 2034.

•	NOVEC contract termination fee reflects the amount allocated to the contract value of the payment to NOVEC in 2008 as part of the termination agreement. The wholesale power contract with NOVEC was scheduled to expire in 2028, thus the contract termination fee will be amortized ratably through 2028 through amortization of regulatory asset/(liability), net.

•	Loan acquisition fee reflects the one-time fee we paid to the investor to facilitate the acquisition of the $33.0 million loan related to the lease of Clover Unit 1. This fee will be amortized ratably over the remaining life of the lease and will be fully amortized in 2018.

•	Interest rate hedge. To mitigate a portion of our exposure to fluctuations in long-term interest rates related to the debt we issued in 2011, we entered into an interest rate hedge. This will be amortized over the life of the 2011 debt and will be fully amortized in 2050.

•	North Anna Unit 3. In February 2011, we made the determination not to participate in North Anna Unit 3 and on December 16, 2011, we finalized our withdrawal as a participant in the project and transferred our interest to Virginia Power. Related to this decision, in 2011 we reclassified the corresponding construction work in progress to a regulatory asset. Reimbursement of costs recorded in the regulatory asset to us by Virginia Power is subject to the VSCC approval. We cannot currently estimate if or when Virginia Power will seek approval from the VSCC. If these costs are not determined to be collectible from Virginia Power, we will begin amortizing our regulatory asset and collect these costs from our member distribution cooperatives through our formula rate.

•	Voluntary prepayment to NRECA Retirement Security Plan. In April 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan, a noncontributory, defined benefit multiple employer master pension plan. We recorded this prepayment as a regulatory asset which will be fully amortized in 2022.

•	Deferred net unrealized losses on derivative instruments will be matched and recognized in the same period the expense is incurred for the hedged item.

Regulatory assets included in current assets are detailed as follows:

•	Deferred energy balance represents the net accumulation of under-collection of energy costs. We use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Under-collected deferred energy balances are charged to our members in subsequent periods.

Regulatory liabilities included in deferred credits and other liabilities are detailed as follows:

•	North Anna asset retirement obligation deferral is the cumulative effect of change in accounting principle as a result of the adoption of Accounting for Asset Retirement and Environmental Obligations plus the deferral of subsequent activity primarily related to accretion expense offset by interest income on the nuclear decommissioning trust.

•	Norfolk Southern settlement reflects the difference in the amount previously accrued and the actual settlement amount. This balance was fully amortized as of the end of May 2014 as a reduction of fuel expense.

•	North Anna nuclear decommissioning trust unrealized gain reflects the unrealized gain on the investments in the nuclear decommissioning trust.

•	Unamortized gains on reacquired debt are the gains we recognized when we purchased our outstanding indebtedness prior to its scheduled retirement. These gains are amortized over the life of the original indebtedness and will be fully amortized in 2023.

•	Deferred net unrealized gains on derivative instruments will be matched and recognized in the same period the expense is incurred for the hedged item.

Regulatory liabilities included in current liabilities are detailed as follows:

•	Deferred energy balance represents the net accumulation of over-collection of energy costs. We use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives. Over-collected deferred energy balances are credited to our members in subsequent periods.

NOTE 11—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2014	2013
	(in thousands)

$50,000,000 principal amount of First Mortgage Bonds, 2013 Series A due 2043 at an interest rate of 4.21%	$50,000	$50,000

$50,000,000 principal amount of First Mortgage Bonds, 2013 Series B due 2053 at an interest rate of 4.36%	50,000	50,000

$90,000,000 principal amount of First Mortgage Bonds, 2011 Series A due 2040 at an interest rate of 4.83%	78,000	81,000

$165,000,000 principal amount of First Mortgage Bonds, 2011 Series B due 2040 at an interest rate of 5.54%	165,000	165,000

$95,000,000 principal amount of First Mortgage Bonds, 2011 Series C due 2050 at an interest rate of 5.54%	85,500	87,875

$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	145,830	156,247

$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	175,000	187,500

	749,330	777,622
Current maturities	(28,292)	(28,292)

	$721,038	$749,330

At December 31, 2014 and 2013, deferred gains and losses on reacquired debt totaled a net loss of approximately $15.0 million and $16.9 million, respectively. Deferred gains and losses on reacquired debt are deferred under regulatory accounting. See Note 10—Regulatory Assets and Liabilities.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,	(in thousands)
2015	$28,292
2016	28,292
2017	28,292
2018	28,292
2019	28,292
2020 and thereafter	607,870

$749,330

The aggregate fair value of long-term debt was $847.7 million and $846.4 million at December 31, 2014 and 2013, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

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

On January 15, 2015, we issued $332.0 million of first mortgage bonds in a private placement transaction. The issuance consisted of $260.0 million of 4.46% First Mortgage Bonds, 2015 Series A due December 1, 2044 and $72.0 million of 4.56% First Mortgage Bonds, 2015 Series B due December 1, 2053.

Additionally, we maintain a five-year revolving credit facility. See Note 12—Liquidity Resources.

NOTE 12—Liquidity Resources

We currently maintain a $500.0 million, five-year revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement extend until March 5, 2019. At December 31, 2014, we had $86.0 million in borrowings outstanding under this facility at an interest rate of 1.5%. Additionally, at December 31, 2014, we had a letter of credit in the amount of $10.0 million outstanding. We did not have any borrowings or letters of credit outstanding under this facility at December 31, 2013; however, the interest rate on any borrowings would have been 1.1%.

In February 2015, we utilized funds from the January 2015 private placement transaction to repay amounts outstanding under our revolving credit facility. As of March 10, 2015, we did not have any outstanding borrowings under the revolving credit facility; however, we anticipate that we will borrow under this facility in the future.

On March 12, 2014, we amended and extended our $500.0 million, five-year revolving credit agreement with CoBank, ACB, Wells Fargo Securities, LLC, Merrill Lynch, Pierce Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and PNC Capital Markets LLC as joint lead arrangers; CoBank, ACB, as syndication agent; Wells Fargo Bank, National Association, as administrative agent and swingline lender; and Bank of America, N.A., JPMorgan Chase Bank, N.A., and PNC Bank, N.A. as documentation agents. Commitments under the credit agreement now extend until March 5, 2019, unless earlier terminated in accordance with the agreement.

Borrowings under the credit agreement that are based on Eurodollar rates bear interest at LIBOR plus a margin ranging from 0.90% to 1.5%, depending on our credit ratings. Borrowings not based on Eurodollar rates, including swingline borrowings, bear interest at the highest of (1) the federal funds effective rate plus 0.5%, (2) the prime commercial lending rate of the administrative agent, and (3) the daily LIBOR for a one-month interest period plus 1.0%, plus in each case a margin ranging from 0.0% to 0.5%. Additionally, we are also responsible for customary unused commitment fees, an administrative agent fee and letter of credit fees.

The credit agreement contains customary conditions to borrowing or the issuance of letters of credit, representations and warranties, and covenants. The credit agreement obligates us to maintain a debt to capitalization ratio of no more than 0.85 to 1.00 and to maintain a margins for interest ratio of no less than 1.10 times interest charges (calculated in accordance with our secured indenture as currently in effect). We are in compliance with the credit agreement. Obligations under the credit agreement may be accelerated following, among other things, (1) the failure to pay outstanding principal when due or other amounts, including interest, within five days after the due date, (2) a material misrepresentation, (3) a cross-payment default or cross-acceleration under specified indebtedness, (4) failure by us to perform any obligation relating to the credit agreement following, in some cases, specified cure periods, (5) bankruptcy or insolvency events, (6) invalidity of the credit agreement and related loan documentation or our assertion of invalidity, and (7) a failure by our member distribution cooperatives to pay amounts in excess of an agreed threshold owing to us beyond a specified cure period.

We maintain a policy which allows our member distribution cooperatives to prepay or extend payment on their monthly power bills. Under this policy, we pay interest on prepayment balances at a blended investment and short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and short-term borrowing rate. Amounts prepaid by our member distribution cooperatives are included in accounts payable-members and totaled $35.2 million and $15.2 million at December 31, 2014 and 2013, respectively. Amounts extended by our member distribution cooperatives are included in accounts receivable-members and were zero at December 31, 2014, and totaled $10.8 million at December 31, 2013.

NOTE 13—Employee Benefits

Substantially all of our employees participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit multiple employer master pension plan. The legal name of the plan is the NRECA Retirement Security Plan; the employer identification number is 53–0116145, and the plan number is 333. Plan information is available publicly through the annual Form 5500, including attachments. The plan year is January 1 through December 31. In total, the NRECA Retirement Security Plan was over 80% funded on January 1, 2014 and 2013, based on the PPA funding target and PPA actuarial value of assets on those dates. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. We also participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the Retirement Security Plan because of the IRC limitations. Our required contribution to the NRECA Retirement Security Plan and the pension restoration plan totaled $2.9 million in each of the years 2014, 2013, and 2012, respectively. In each of these years, our contributions represented less than 5% of the total contributions made to the plan by all participating employers. In 2013, we elected to make a voluntary prepayment of $7.7 million to the

NRECA Retirement Security Plan and recorded this payment as a regulatory asset which will be fully amortized in 2022. There has been no funding improvement plan or rehabilitation plan implemented nor is one pending, and we did not pay a surcharge to the plan for 2014. Pension expense, inclusive of administrative fees, was $3.3 million, $3.0 million, and $3.0 million for 2014, 2013, and 2012, respectively. Pension expense for 2014 and 2013 includes $0.8 million related to the amortization of the voluntary prepayment regulatory asset.

We have also elected to participate in a defined contribution 401(k) retirement plan administered by TransAmerica Retirement Solutions. We match up to the first 2% of each participant’s base salary. Our matching contributions were $224,000, $206,000, and $204,000, in 2014, 2013, and 2012, respectively.

NOTE 14—Other

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

Clean Power Plan

On June 2, 2014, the EPA proposed emission guidelines for CO2 from existing electric utility generating units under 111(d) of the CAA. This proposal, referred to as the Clean Power Plan, requires that each state develop, submit, and implement a plan to achieve the interim and final state-specific goals detailed in the rulemaking. The EPA proposal has defined the following four areas of focus which the states are to utilize to meet the proposed goals:

•	increase efficiency of existing fossil-fuel plants;

•	increase dispatch of existing natural gas combined-cycle units;

•	utilize and expand the use of zero-emitting generation (additional renewables and nuclear); and

•	increase demand-side energy efficiency.

Public hearings on the CPP were held by the EPA on July 29 – August 1, 2014, and the EPA expects to finalize the rule in the summer of 2015. There are a number of legal challenges related to the CPP, including whether or not the EPA can finalize standards for existing plants under Section 111(d) until standards are finalized for new plants under Section 111(b). We will continue to follow this rulemaking in order to determine potential impacts related to our existing facilities. Due to the general nature of the guidelines and the lack of specifics regarding state implementation, we cannot predict whether the final rules relating to the guidelines will have a material impact on our results of operations or financial condition.

NOTE 15—Supplemental Cash Flows Information

Cash paid for interest, net of amounts capitalized, in 2014, 2013, and 2012, was $43.1 million, $44.3 million, and $45.4 million, respectively. Cash paid for income taxes was immaterial in 2014, 2013, and 2012.

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

Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $13.6 billion of liability protection per nuclear incident, via obligations required of owners of nuclear power plants, and allows for an inflationary provision adjustment every five years. Owners of nuclear facilities could be assessed up to $127 million for each of their licensed reactors not to exceed $19 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. Virginia Power, the co-owner of North Anna, is responsible for operating North Anna. Under several of the nuclear insurance policies procured by Virginia Power to which we are a party, we are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies.

As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage. All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

Our share of the maximum retrospective premium assessments for the coverage assessments described above is estimated to be a maximum of $32.6 million at December 31, 2014.

NOTE 17—Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years 2014 and 2013 follows. Amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of management for a fair statement of the results for the interim periods. Results for the interim periods may fluctuate as a result of weather conditions, changes in rates, and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Statement of Operations Data
2014
Operating Revenues	$265,096	$217,331	$233,904	$235,245	$951,576
Operating Margin	12,194	13,121	13,015	12,195	50,525
Net Margin attributable to ODEC	2,310	2,330	2,349	2,111	9,100

2013
Operating Revenues	$220,713	$187,623	$220,393	$213,340	$842,069
Operating Margin	14,302	13,130	14,010	11,148	52,590
Net Margin attributable to ODEC	2,386	2,346	2,448	2,393	9,573

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including the President and CEO, and Senior Vice President and CFO conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the President and CEO, and Senior Vice President and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely matter. We have established a Disclosure Assessment Committee comprised of members from senior and middle management to assist in this evaluation. In the third quarter of 2014, we implemented a new fixed asset system. Other than the new fixed asset system, there have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect such controls during the previous fiscal year.

Management’s Annual Report on Internal Control over Financial Reporting

Our management has assessed our internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2014, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria. We have not identified any material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

In the third quarter of 2014, we implemented a new fixed asset system. Other than the new fixed asset system, there have been no material changes in our internal controls over financial reporting or in other factors that could significantly affect such controls during the past fiscal year.

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

ITEM 9B. OTHER INFORMATION

SunTrust Bank, (formerly Crestar Bank), succeeded Bankers Trust Company as trustee under the nuclear decommissioning trust pursuant to the Nuclear Decommissioning Trust Agreement. The agreement is attached as Exhibit 10.8 to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

We are governed by a board of 23 directors, consisting of two representatives from each of our member distribution cooperatives and one representative from TEC. Pursuant to our bylaws, each of our eleven member distribution cooperatives, in good standing, may recommend candidates to the nominating committee of our board of directors. At the annual meeting each year, the nominating committee nominates candidates for election to our board of directors. At least one candidate from each member distribution cooperative must be a director of that member distribution cooperative. Currently and historically, the other candidate from each member distribution cooperative is the chief executive officer of that member distribution cooperative. The candidates for director are elected to our board of directors by a majority of the voting delegates from our members. Each member has one voting delegate. We do not control who the member distribution cooperative recommends to the nominating committee. As a result, our board of directors has not developed criteria, such as diversity, for use in identifying nominees to our board of directors. One director currently serves as a director on behalf of a member distribution cooperative and TEC. Each elected candidate is authorized to represent that member for a renewable term of one year at our annual meeting. Our board of directors sets policy and provides direction to our President and CEO. Our board of directors meets approximately 11 times each year.

Information concerning those serving on our board of directors as of December 31, 2014, including principal occupation and employment during the past five years, qualifications, and directorships in public corporations, if any, is listed below.

J. William Andrew, Jr. (61). President and CEO of Delaware Electric Cooperative, Inc. since 2005. Mr. Andrew has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2005.

M Dale Bradshaw (61). President Emeritus of Prince George Electric Cooperative since December 2014. Mr. Bradshaw was CEO of Prince George Electric Cooperative from 1995 to December 2014. Mr. Bradshaw has held executive positions in the utility industry for over three decades and was a director of ODEC from 1995 to January 22, 2015.

Paul H. Brown (69). Retired, formerly Vice President of Commercial Lending of Bank of Southside Virginia where he served from 1995 to 2012. Mr. Brown has been a director of ODEC since 2013 and a director of Prince George Electric Cooperative since 2007.

Darlene H. Carpenter (68). Realtor of Century 21 New Millennium since 2013. Ms. Carpenter was a Realtor of Montague, Miller & Company Realtors, Inc. from 2006 to 2013. Ms. Carpenter has been a director of ODEC since 2009 and a director of Rappahannock Electric Cooperative since 1984.

Earl C. Currin, Jr. (71). Retired, formerly Provost at Southside Community College where he served from 1970 to 2007. Dr. Currin taught both accounting and economics at the college level. Dr. Currin has been a director of ODEC since 2008 and a director of Southside Electric Cooperative since 1986.

E. Garrison Drummond (63). Insurance agent of Drummond Insurance Agency, Inc. since 1984. Mr. Drummond has been a director of ODEC since 2012 and a director of A&N Electric Cooperative since 2002.

Jeffrey S. Edwards (51). President and CEO of Southside Electric Cooperative since 2007. Mr. Edwards has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2007.

Kent D. Farmer (57). President and CEO of Rappahannock Electric Cooperative since 2004. Mr. Farmer has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2004.

Fred C. Garber (70). Retired, formerly President of Mt. Jackson Farm Service from 1973 to 2003. Mr. Garber has been a director of ODEC since 2005 and a director of Shenandoah Valley Electric Cooperative since 1984.

Hunter R. Greenlaw, Jr. (69). President of G.L.M.G. General Contractors, a real estate development and general contracting company since 1974. Mr. Greenlaw has been a director of ODEC since 1991 and a director of Northern Neck Electric Cooperative since 1979.

Steven A. Harmon (53). President and CEO of Community Electric Cooperative since 2013. Mr. Harmon was President and CEO of H-2 Business Solutions, LLC, from 2012 to 2013 and was Executive Vice President and General Manager of Pioneer Electric Cooperative from 2006 to 2011. Mr. Harmon has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2013.

Bruce A. Henry (69). Owner and Secretary/Treasurer of Delmarva Builders, Inc. since 1981. Mr. Henry has been a director of ODEC since 1993 and a director of Delaware Electric Cooperative, Inc. since 1978.

David J. Jones (66). Owner/operator of Big Fork Farms since 1970 and Vice President of Exchange Warehouse, Inc. from 1996 to 2006. Mr. Jones has been a director of ODEC since 1986 and a director of Mecklenburg Electric Cooperative since 1982.

Michael J. Keyser (38). CEO and General Manager of BARC Electric Cooperative since 2010. Mr. Keyser was CEO and General Counsel for American Samoa Power Authority from 2006 to 2010. Mr. Keyser has held executive positions in the utility industry since 2006 and has been a director of ODEC since 2010.

John C. Lee, Jr. (54). President and CEO of Mecklenburg Electric Cooperative since 2008. Mr. Lee has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2008.

R. Dodd Obenshain (57). President and CEO of A&N Electric Cooperative since 2013. Mr. Obenshain was CFO of A&N Electric Cooperative from 1981 to 2013. Mr. Obenshain has held executive positions in the utility industry for over three decades and has been a director of ODEC since 2013.

Paul E. Owen (64). Retired, formerly Director of Business Management with Smithfield Deli Group from 1974 to 2010. Mr. Owen has been a director of ODEC since 2006 and a director of Community Electric Cooperative since 2000.

Myron D. Rummel (62). President and CEO of Shenandoah Valley Electric Cooperative since 2005. Mr. Rummel has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2005.

Keith L. Swisher (60). Owner/operator of Swisher Valley Farms, LLC since 1976. Mr. Swisher has been a director of ODEC since 2008 and a director of BARC Electric Cooperative since 1981.

Michael I. Wheatley (59). President and CEO of Choptank Electric Cooperative, Inc. since 2011. Mr. Wheatley was Senior Vice President Corporate Services of Choptank Electric Cooperative, Inc. from 2002 to 2011. Mr. Wheatley has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2011.

Gregory W. White (62). President and CEO of Northern Neck Electric Cooperative since 2005. Mr. White has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2005.

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

Executive Officers

Our President and CEO administers our day-to-day business and affairs. Our executive officers at December 31, 2014, their respective ages, positions and relevant business experience are listed below.

Jackson E. Reasor (62). President and CEO of ODEC and the VMDAEC, an electric cooperative association which provides services to its members and certain other electric cooperatives, since 1998.

Robert L. Kees (62). Senior Vice President and CFO since 2006. Mr. Kees joined ODEC in 1991 and has held various accounting positions including Vice President and Controller.

D. Richard Beam (57). Senior Vice President of Power Supply since November 2013. Mr. Beam joined ODEC in 1987 and has held various power supply positions including Vice President of Power Supply and Transmission Planning from July 2004 to March 2013 and Vice President of Power Supply from April 2013 to November 2013.

Elissa M. Ecker (55). Vice President of Human Resources since 2004.

Code of Ethics

We have a code of ethics which applies to all of our employees, including our President and CEO, Senior Vice President and CFO, and Vice President and Controller. A copy of our code of ethics is available without charge by sending a written request to ODEC, Attention Mr. Bryan S. Rogers, Vice President and Controller, 4201 Dominion Boulevard, Glen Allen, VA 23060.

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

Targeted Overall Compensation

Our compensation program utilizes detailed job descriptions for all of our employees including executive officers, with the exception of the CEO, as an instrument to establish benchmarked positions. The market compensation information for each position is derived from salary data provided by third parties through national compensation surveys and includes salary data for positions within the determined competitive labor market. Our job descriptions are reviewed annually and include job responsibilities, required knowledge, skills and abilities, and formal education and experience necessary to accomplish the requirements of the position which in turn helps us achieve operational goals. Utilizing this information, our human resources department determines a market-based salary for each position based upon salary survey data provided by third parties. A third-party consultant, Burton-Fuller Management, reviews the market-based salary data we compiled for reasonableness annually. We have defined market-based salary as approximately the 50th percentile of the market. Intandem LLC has been engaged to create a performance appraisal instrument for the CEO position as well as to design, distribute, and compile market valuation models and reports for the executive officers.

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

Our CEO is also the CEO of the VMDAEC, and their board of directors also approves his compensation.

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

We also have a 401(k) plan which is available to all employees in regular positions. Under the 401(k) plan for 2014, employees may have elected to have up to 100% or $17,500, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. We match up to the first 2% of each participant’s base salary. Also, a catch-up contribution is available for participants in the plan once they attain age 50. The maximum catch-up contribution for 2014 was $5,500.

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

Pension Restoration Plan

We participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit because of IRC limitations. Our CEO, CFO, and Senior Vice President of Power Supply are the only current participants in this plan.

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our CEO receives during contract discussions with our CEO. The perquisite for Mr. Reasor is expenses for personal use of a company automobile which amounted to $2,251 in 2014 and $2,684 in 2013.

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

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our executive officers for services rendered to us in all capacities during each of the last three fiscal years. The table also identifies the principal capacity in which each of these executives serves.

SUMMARY COMPENSATION

Name and Principal Position	Year		Salary	Bonus	Change in Pension Value and Non- Qualified Deferred Compensation Earnings(1)(2)		All Other Compensation(2)	Total
Jackson E. Reasor	2014		$511,905	$—	$(27,731	)(3)	$25,356	$509,530
President and CEO	2013		487,136	—	348,081		25,343	860,560
	2012		468,708	—	363,537		27,421	859,666

Robert L. Kees	2014		286,353	—	(6,734	)(3)	6,841	286,460
Senior Vice President and CFO	2013		278,013	—	245,777		6,455	530,245
	2012	(4)	271,645	—	307,796		6,407	585,848

D. Richard Beam (5)	2014		278,426	—	20,747		6,652	305,825
Senior Vice President of Power Supply	2013		228,824	—	169,437		5,667	403,928

Elissa M. Ecker	2014	(6)	201,656	—	11,897		5,068	218,621
Vice President of Human Resources	2013		195,783	—	89,934		5,016	290,733
	2012	(6)	195,403	—	74,613		4,888	274,904

(1)	The values disclosed here represent the changes in the NRECA Retirement Security Plan value and the pension restoration plan.
(2)	The items included in All Other Compensation are identified in the All Other Compensation table below. In prior years, All Other Compensation had included an allocated portion of premiums paid by us with respect to our obligation to fund our defined benefit plan, the NRECA Retirement Security Plan. The Change in Pension Value and Non-Qualified Deferred Compensation Earnings column above and the Present Value of Accumulated Benefit in the Pension Benefits table below disclose the NRECA Retirement Security Plan and the pension restoration plan benefits for each named executive officer.
(3)	For 2014, the change in pension value was $(817,432) for Mr. Reasor and includes the impact of a pension restoration payment of $789,701 and a loss in value of $(27,731). For 2014, the change in pension value was $(99,113) for Mr. Kees and includes the impact of pension restoration plan payments of $92,379 and a loss in value of $(6,734).
(4)	For 2012, salary includes a lump sum salary adjustment of $1,729. Lump sum salary adjustments are not included in the calculation of pension benefits.
(5)	On November 5, 2013, we appointed Mr. D. Richard Beam as Senior Vice President of Power Supply effective November 16, 2013.
(6)	For 2014 and 2012, salary includes a lump sum salary adjustment of $5,873 and $5,322, respectively. Lump sum salary adjustments are not included in the calculation of pension benefits.

Employment Agreement

We have an employment agreement with our CEO. We do not have an employment agreement with any of our other executive officers or our controller.

On May 23, 2012, ODEC entered into an employment agreement with Jackson E. Reasor, our CEO. The agreement is for the term of three years, with an automatic one-year extension unless Mr. Reasor or ODEC and the VMDAEC (collectively, the “Employer”) give written notice 30 days prior to the expiration of the agreement. The agreement provides that he will receive annual compensation of $493,500, effective June 1, 2012, subject to annual adjustment by the boards of directors of the Employer. The annual compensation includes amounts paid to the deferred compensation plan, which totaled $15,000 in 2014. The boards of directors of the Employer also may grant Mr. Reasor an annual bonus at their discretion. Mr. Reasor will also be entitled to participate in all benefit plans available to the employees of the Employer. The VMDAEC contributed $45,000 of Mr. Reasor’s salary in 2014 and is expected to contribute the same amount in 2015.

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

Based upon a hypothetical termination date of December 31, 2014, the severance benefits Mr. Reasor would have been entitled to would be as follows:

Annual compensation	$525,191
Targeted bonus	—
Medical insurance	14,126

Total	$539,317

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

Defined Benefit Plans

The following table lists the estimated values under the NRECA Retirement Security Plan and the pension restoration plan as of December 31, 2014. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $265,000 effective January 1, 2015.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit		Payments During Last Year
Jackson E. Reasor	NRECA Retirement Security Plan	15.08	$1,090,268		$—
	Pension Restoration Plan	15.08	106,699	(1)	789,701

Robert L. Kees	NRECA Retirement Security Plan	22.00	1,590,225		—
	Pension Restoration Plan	22.00	—		92,379

D. Richard Beam	NRECA Retirement Security Plan	27.33	1,235,235		—

Elissa M. Ecker	NRECA Retirement Security Plan	9.08	340,725		—

(1)	Beginning in 1998 thru December 31, 2006, Mr. Reasor participated in a pension restoration severance pay plan and was the only participant in the plan. Mr. Reasor’s accrued benefits under this plan were frozen and will be paid to Mr. Reasor upon termination of employment.

The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for social security or other offset amounts. The participant’s annual pension at his or her normal retirement date, currently age 62, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service. The multiplier was 1.7% commencing January 1, 1992. The number of years of credited service is as of the end of the current year for each of the named executives. The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum. The lump sum amounts are calculated using the 30-year Treasury rate (3.80% for 2014, and 2.80% for 2013) and the PPA three segment yield rates (1.19%, 4.53%, and 5.66% for 2014, and 0.97%, 3.50%, and 4.60% for 2013) and the required Internal Revenue Service mortality table for lump sum payments (1994 GAS, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and PPA RP 2000 at 2014 combined unisex 50%/50% mortality in combination with the PPA rates.) Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

During 2014, Mr. Reasor and Mr. Kees reached normal retirement age, 62, under the pension restoration plan. In 2014, in accordance with the pension restoration plan, Mr. Reasor and Mr. Kees each received payment of their respective pension restoration plan benefits as of December 31, 2014. Mr. Reasor and Mr. Kees will continue to earn benefit credit for as long as they each continue to work after December 31, 2014.

Prior to the pension restoration plan, from 1998 through December 31, 2006, Mr. Reasor participated in a pension restoration severance pay plan, which was also intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit because of IRC limitations. Mr. Reasor was the only participant in the plan. Mr. Reasor’s accrued benefits under this plan were frozen at December 31, 2004 and July 1, 2006. The amounts frozen are $45,852 and $60,817, respectively, for a total of $106,669. These amounts will be paid to Mr. Reasor upon termination of employment.

Also during 2014, Mr. Reasor and Mr. Kees reached normal retirement age, 62, under the NRECA Retirement Security Plan, and the plan provides for quasi-retirement. Quasi-retirement refers to a one-time election option under the plan that permits a participant to receive the benefit at any time after reaching normal retirement age, even if the participant continues to work for an employer that participates in the plan. Mr. Reasor elected quasi-retirement effective February 28, 2015 and Mr. Kees elected quasi-retirement effective January 31, 2015. Both Mr. Reasor and Mr. Kees continue to work for ODEC. The quasi-retirement benefit for Mr. Reasor was a lump sum cash distribution of $1,176,790 and was calculated based on a February 27, 2015 quasi-retirement date. The quasi-retirement benefit for Mr. Kees was a lump sum cash distribution of $1,720,052, and was calculated based on a January 15, 2015 quasi-retirement date. Mr. Reasor and Mr. Kees will continue to earn benefit credit for as long as they each continue to work after the quasi-retirement date. Once Mr. Reasor and Mr. Kees retire, they will receive a benefit for the time worked after the quasi-retirement date.

Deferred Compensation Plan

In 2006, in connection with the execution of the employment agreement with Mr. Reasor, we adopted the Deferred Compensation Plan, which is a non-qualified plan, for the purpose of providing supplemental deferred compensation to Mr. Reasor in an amount within the statutory maximums permitted under IRC Section 457. The Deferred Compensation Plan is restricted to those executive employees designated by our board of directors who are generally responsible for ongoing operations, responsible for and have general supervision over the overall financial condition, responsible for setting and executing overall corporate policies and practices, and responsible for supervising large numbers of employees and who elect to participate in the Deferred Compensation Plan by agreeing to a deferral of a portion of their current compensation. Currently, Mr. Reasor is the only participant in the Deferred Compensation Plan. Under the Deferred Compensation Plan, annual deferrals cannot exceed the lesser of 100% of Mr. Reasor’s annual compensation or $17,500 for 2014 and $18,000 for 2015, adjusted by and subject to specified tax laws (the “deferral limit”), during any year in which we are exempt from federal income taxation. During the last three years before Mr. Reasor attains the normal retirement age under our defined benefit pension plan, the deferral limit is increased to the lesser of two times the deferral limit or the deferral limit plus the amount Mr. Reasor was eligible to but did not defer under the Deferred Compensation Plan. Mr. Reasor attained normal retirement age during 2014. Amounts credited to him under the Deferred Compensation Plan will be credited with earnings or losses equal to those made by an investment in one or more funds of a specified regulated investment company designated by him. Distributions under the Deferred Compensation Plan generally commence upon severance of employment, whether upon termination, retirement or death.

The following table sets forth the non-qualified deferred compensation paid to our executive officers in 2014:

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Gains in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Jackson E. Reasor	$—	$15,000	$10,387	$—	$197,937

Robert L. Kees	n/a	n/a	n/a	n/a	n/a

D. Richard Beam	n/a	n/a	n/a	n/a	n/a

Elissa M. Ecker	n/a	n/a	n/a	n/a	n/a

The following table sets forth information concerning all other compensation awarded to, earned by, or paid to these executives during the last completed fiscal year.

ALL OTHER COMPENSATION

Name	Perquisites and Other Personal Benefits(1)(2)	Company- paid Life Insurance	All Other Compensation
Jackson E. Reasor	$22,451	$2,905	$25,356

Robert L. Kees	5,200	1,641	6,841

D. Richard Beam	5,200	1,452	6,652

Elissa M. Ecker	3,916	1,152	5,068

(1)	Includes contributions made by ODEC to the 401(k) plan.
(2)	For Mr. Reasor, also includes $15,000 company contribution to the non-qualified deferred compensation plan and $2,251 for personal use of a company automobile.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”). Our outside directors were compensated by a monthly retainer of $2,500 for the first two months of 2014 and were compensated by a monthly retainer of $3,000 for the remainder of 2014. They were also paid for meetings and other official activities at a rate of $400 per day and $200 per partial day and for teleconferences, if such meetings or other official activities occurred outside the normal board of directors meeting dates for the first two months of 2014. For the remainder of 2014, our outside directors were also paid for meetings and other official activities at a rate of $500 per day and $250 per partial day and for teleconferences, if such meetings or other official activities occurred outside the normal board of directors meeting dates. All directors are entitled to be reimbursed for out-of-pocket expenses incurred in attending meetings. Our directors receive no other compensation from us. We do not provide our directors pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options. The following table sets forth the compensation we paid to our directors in 2014:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash
Paul H. Brown	$37,500
Darlene H. Carpenter	38,950
Earl C. Currin, Jr.	37,000
E. Garrison Drummond	36,250
Fred C. Garber	36,750
Hunter R. Greenlaw, Jr.	38,200
Bruce A. Henry	37,450
David J. Jones	37,450
Paul E. Owen	37,150
Keith L. Swisher	36,750
Carl R. Widdowson	39,050

$412,500

Compensation Committee Interlocks and Insider Participation

As described above, the executive committee of our board of directors establishes and the full board of directors approves all compensation and awards to the CEO. Our board of directors has delegated to our CEO the authority to establish and adjust compensation for all employees other than himself. Other than the two exceptions noted below, no member of our board of directors is or previously was an officer or employee of ODEC or is or has engaged in transactions with ODEC. Mr. Gregory W. White was an employee of ODEC from 1990 to 1996 and from 1999 to 2005 when he left his position as Senior Vice President of Power Supply to become the President and Chief Executive Officer of Northern Neck Electric Cooperative, one of our member distribution cooperatives. Mr. John C. Lee, Jr. was an employee of ODEC from 1992 to 2007 when he left his position as Vice President of Member and External Relations to become the President and Chief Executive Officer of Mecklenburg Electric Cooperative, one of our member distribution cooperatives. All of our directors are employees or directors of our member distribution cooperatives.

Under our executive committee charter, the executive committee’s duties and responsibilities include (1) recommending all compensation for ODEC’s CEO to the entire board of directors for its approval and (2) serving as the compensation committee of the board of directors to review and discuss with management the contents of the Compensation Discussion and Analysis section of the Annual Report on Form 10-K and to recommend to the board of directors inclusion of the Compensation Discussion and Analysis section in the Annual Report on Form 10-K each year.

Compensation Committee Report

The executive committee serves as the compensation committee of the board of directors and has reviewed and discussed with the management of ODEC the contents of the Compensation Discussion and Analysis section and, based on such review and discussion, has recommended to the board of directors its inclusion in this Annual Report on Form 10-K.

Myron D. Rummel, Chairman

J. William Andrew, Jr.

E. Garrison Drummond

Kent D. Farmer

Hunter R. Greenlaw, Jr.

David J. Jones

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

Because we are a cooperative, all of our directors are representatives of our members. Our members include our member distribution cooperatives, which are our principal customers, and TEC. Due to the extent of the payments by each member distribution cooperative to us, our directors are not independent based on the definition of “independence” of the New York Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP for the two most recent fiscal years. All Audit, Audit-Related, and Tax Fees shown below were pre-approved by the Audit Committee in accordance with its established procedures.

	2014	2013
Audit Fees (1)	$300,000	$285,000
Audit-Related Fees (2)	—	92,203
Tax Fees (3)	16,626	5,950

Total	$316,626	$383,153

(1)	Fees for professional services provided for the audit of ODEC’s annual financial statements as well as reviews of ODEC’s quarterly financial statements, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters, consents, and comment letters.
(2)	Fees for professional services which principally include accounting consultations and due diligence services.
(3)	Fees for professional services for tax-related advice and compliance.

For fiscal years 2014 and 2013, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.

Audit Committee Preapproval Process for the Engagement of Auditors

All audit, tax, and other services to be performed by Ernst & Young LLP for us must be pre-approved by the Audit Committee. The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Pre-approval is granted usually at regularly scheduled meetings. During 2014 and 2013, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Form 10-K.

1.	Financial Statements

See Index on page 51.

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

*4.4 Third Supplemental Indenture, dated as of November 1, 2014, to the Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated as of January 1, 2011, between Old Dominion Electric Cooperative and Branch Banking and Trust Company, as Trustee, including the form of the 2015 Series A and B Bond (filed as exhibit 4.1 to the Registrant’s Form 8-K dated January 15, 2014, File No. 000-50039, on January 16, 2015).

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

10.8 Nuclear Decommissioning Trust Agreement between Old Dominion Electric Cooperative and SunTrust Bank, (formerly Crestar Bank), dated June 1, 1999.

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

*,**10.27 Amendment No. 2 to Tax Indemnity Agreement (filed as Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

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

*10.40 First amendment to Credit Agreement, dated as of March 12, 2014, among Old Dominion Electric Cooperative, the lenders, party thereto, the Issuing Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender. (filed as exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2014, File No. 000-50039, on May 9, 2014).

10.41 Amended and Restated Severance Pay Pension Restoration Plan effective January 1, 2015.

10.42 Amended and Restated Deferred Compensation Pension Restoration Plan effective January 1, 2015.

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

OLD DOMINION ELECTRIC COOPERATIVE Registrant

By:	/s/ JACKSON E. REASOR
Jackson E. Reasor President and Chief Executive Officer

Date: March 11, 2015

Signature	Title

/s/ JACKSON E. REASOR	President and Chief Executive Officer (Principal executive officer)
Jackson E. Reasor

/s/ ROBERT L. KEES	Senior Vice President and Chief Financial Officer (Principal financial officer)
Robert L. Kees

/s/ BRYAN S. ROGERS	Vice President and Controller (Principal accounting officer)
Bryan S. Rogers

/s/ J. WILLIAM ANDREW, JR.	Director
J. William Andrew, Jr.

/s/ PAUL H. BROWN	Director
Paul H. Brown

/s/ DARLENE H. CARPENTER	Director
Darlene H. Carpenter

/s/ EARL C. CURRIN, JR.	Director
Earl C. Currin, Jr.

/s/ E. GARRISON DRUMMOND	Director
E. Garrison Drummond

/s/ JEFFREY S. EDWARDS	Director
Jeffrey S. Edwards

/s/ KENT D. FARMER	Director
Kent D. Farmer

/s/ FRED C. GARBER	Director
Fred C. Garber

/s/ HUNTER R. GREENLAW, JR.	Director
Hunter R. Greenlaw, Jr.

/s/ STEVEN A. HARMON	Director
Steven A. Harmon

/s/ BRUCE A. HENRY	Director
Bruce A. Henry

/s/ DAVID J. JONES	Director
David J. Jones

/s/ MICHAEL J. KEYSER	Director
Michael J. Keyser

/s/ JOHN C. LEE, JR.	Director
John C. Lee, Jr.

/s/ R. DODD OBENSHAIN	Director
R. Dodd Obenshain

/s/ PAUL E. OWEN	Director
Paul E. Owen

/s/ MYRON D. RUMMEL	Director
Myron D. Rummel

/s/ KEITH L. SWISHER	Director
Keith L. Swisher

/s/ MICHAEL I. WHEATLEY	Director
Michael I. Wheatley

/s/ GREGORY W. WHITE	Director
Gregory W. White

/s/ CARL R. WIDDOWSON	Director
Carl R. Widdowson

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

ODEC does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2014. Accordingly, ODEC will not file an annual report with the Securities and Exchange Commission.