Form 10-Q
period 2015-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2015-05-13
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

Alstom	Alstom Power, Inc.
Bear Island	Bear Island Paper WB LLC
CCR	Coal combustion residual
Clover	Clover Power Station
CPCN	Certificate of Public Convenience and Necessity
EPA	Environmental Protection Agency
EPC	Engineering, procurement, and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
Mitsubishi	Mitsubishi Hitachi Power Systems Americas, Inc.
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
North Anna	North Anna Nuclear Power Station
ODEC, We, Our	Old Dominion Electric Cooperative
PJM	PJM Interconnection, LLC
REC	Rappahannock Electric Cooperative
RTO	Regional transmission organization
TEC	TEC Trading, Inc.
Virginia Power	Virginia Electric and Power Company
Wildcat Point	Wildcat Point Generation Facility
XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,692,116	$1,690,555
Less accumulated depreciation	(794,392)	(784,215)

Net Property, plant and equipment	897,724	906,340
Nuclear fuel, at amortized cost	26,168	19,376
Construction work in progress	226,569	171,953

Net Electric Plant	1,150,461	1,097,669

Investments:
Nuclear decommissioning trust	149,230	145,822
Lease deposits	99,906	99,191
Unrestricted investments and other	137,758	7,049

Total Investments	386,894	252,062

Current Assets:
Cash and cash equivalents	114,479	1,424
Accounts receivable	9,440	8,656
Accounts receivable–members	94,003	83,108
Fuel, materials, and supplies	62,278	64,154
Deferred energy	43,925	19,948
Prepayments and other	3,834	5,131

Total Current Assets	327,959	182,421

Deferred Charges:
Regulatory assets	87,259	87,987
Other	21,378	18,603

Total Deferred Charges	108,637	106,590

Total Assets	$1,973,951	$1,638,742

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$381,991	$379,097
Non-controlling interest	5,686	5,687

Total Patronage capital and Non-controlling interest	387,677	384,784
Long-term debt	1,053,038	721,038
Revolving credit facility	—	86,000

Total Long-term debt and Revolving credit facility	1,053,038	807,038

Total Capitalization	1,440,715	1,191,822

Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	124,731	96,702
Accounts payable–members	68,811	35,217
Accrued expenses	19,580	4,568

Total Current Liabilities	241,414	164,779

Deferred Credits and Other Liabilities:
Asset retirement obligations	106,016	104,936
Obligations under long-term lease	86,200	84,730
Regulatory liabilities	81,043	78,764
Other	18,563	13,711

Total Deferred Credits and Other Liabilities	291,822	282,141

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$1,973,951	$1,638,742

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating Revenues	$292,256	$265,096

Operating Expenses:
Fuel	43,576	115,529
Purchased power	189,278	171,166
Transmission	27,085	18,199
Deferred energy	(23,977)	(93,429)
Operations and maintenance	15,925	14,546
Administrative and general	10,517	11,362
Depreciation and amortization	10,674	10,506
Amortization of regulatory asset/(liability), net	794	1,833
Accretion of asset retirement obligations	1,080	1,019
Taxes, other than income taxes	2,111	2,171

Total Operating Expenses	277,063	252,902

Operating Margin	15,193	12,194
Other expense, net	(864)	(713)
Investment income	1,332	2,195
Interest charges, net	(12,768)	(11,371)
Income taxes	—	1

Net Margin including Non-controlling interest	2,893	2,306
Non-controlling interest	1	4

Net Margin attributable to ODEC	2,894	2,310
Patronage Capital - Beginning of Period	379,097	369,997

Patronage Capital - End of Period	$381,991	$372,307

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$2,893	$2,306
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	10,674	10,506
Other non-cash charges	4,217	4,589
Amortization of lease obligations	1,470	1,372
Interest on lease deposits	(715)	(698)
Change in current assets	(8,505)	3,409
Change in deferred energy	(23,977)	(93,429)
Change in current liabilities	67,390	42,346
Change in regulatory assets and liabilities	836	(172)
Change in deferred charges-other and deferred credits and other liabilities-other	(558)	(169)

Net Cash Provided by (Used for) Operating Activities	53,725	(29,940)

Investing Activities:
Purchases of held to maturity securities	(130,000)	(2,000)
Increase in other investments	(1,941)	(1,940)
Electric plant additions	(53,453)	(15,876)

Net Cash Used for Investing Activities	(185,394)	(19,816)

Financing Activities:
Issuance of long-term debt	332,000	—
Debt issuance costs	(1,276)	—
Draws on revolving credit facilities	104,000	—
Repayments on revolving credit facilities	(190,000)	—

Net Cash Provided by Financing Activities	244,724	—

Net Change in Cash and Cash Equivalents	113,055	(49,756)
Cash and Cash Equivalents - Beginning of Period	1,424	51,669

Cash and Cash Equivalents - End of Period	$114,479	$1,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2015, our consolidated results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The consolidated results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to customers located in Virginia, Delaware, and Maryland. Our sole Class B member, TEC, a taxable corporation, is owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.7 million at March 31, 2015 and December 31, 2014. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

Transmission expense has been presented as a separate line item in the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$149,230	$46,600	$102,630	$—
Unrestricted investments and other (3)	203	—	203	—

Total Financial Assets	$149,433	$46,600	$102,833	$—

Derivatives - gas and power (4)	$6,143	$6,143	$—	$—

Total Financial Liabilities	$6,143	$6,143	$—	$—

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$145,822	$45,573	$100,249	$—
Unrestricted investments and other (3)	198	—	198	—

Total Financial Assets	$146,020	$45,573	$100,447	$—

Derivatives - gas and power (4)	$5,215	$5,215	$—	$—

Total Financial Liabilities	$5,215	$5,215	$—	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.
(2)	Nuclear decommissioning trust includes investments that are available for sale and classified as Level 2. These Level 2 assets consist of an equity fund that attempts to replicate the return of the S&P 500, an equity fund that invests in small capitalization stocks, and an equity fund that invests in international stocks. The fair values of the investments in the nuclear decommissioning trust have been estimated using the net asset value per share.
(3)	Unrestricted investments and other includes investments that are related to equity securities.
(4)	Derivatives – gas and power represent natural gas futures contracts which are recorded on our Condensed Consolidated Balance Sheet in either deferred charges-other or deferred credits and other liabilities-other, and which are indexed against NYMEX. For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.

We did not have any financial assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

3.	Derivatives and Hedging

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation. In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk. To manage this exposure, we utilize derivative instruments. See Note 1 of the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating activities section of our Condensed Consolidated Statements of Cash Flows.

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

Commodity	Unit of Measure	As of March 31, 2015 Quantity	As of December 31, 2014 Quantity
Natural Gas	MMBTU	5,980,000	5,610,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
	Balance Sheet Location	As of March 31, 2015	As of December 31, 2014
		(in thousands)
Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$6,143	$5,215

Total derivatives in a liability position		$6,143	$5,215

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses,

and Patronage Capital for the Three Months Ended March 31, 2015 and 2014

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability for Derivatives as of March 31,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended March 31,
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Natural gas futures contracts	$(6,143)	$810	Fuel	$(706)	$39
Purchased power	—	—	Purchased power	(13)	—

Total	$(6,143)	$810		$(719)	$39

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

4.	Investments

Investments were as follows at March 31, 2015 and December 31, 2014:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)
March 31, 2015

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$42,061	$4,178	$—	$46,239	$46,239
Equity securities	Available for sale	69,131	33,499	—	102,630	102,630
Cash and other	Available for sale	361	—	—	361	361

Total Nuclear Decommissioning Trust		$111,553	$37,677	$—	$149,230	$149,230

Lease Deposits (2)
Government obligations	Held to maturity	$99,906	$6,406	$—	$106,312	$99,906

Total Lease Deposits		$99,906	$6,406	$—	$106,312	$99,906

Unrestricted investments
Government obligations	Held to maturity	$132,697	$8	$(82)	$132,623	$132,697
Debt securities	Held to maturity	2,636	9	—	2,645	2,636

Total Unrestricted Investments		$135,333	$17	$(82)	$135,268	$135,333

Other
Equity securities	Trading	$151	$52	$—	$203	$203
Non-marketable equity investments	Equity	2,222	1,976	—	4,198	2,222

Total Other		$2,373	$2,028	$—	$4,401	$2,425

						$386,894

December 31, 2014

Nuclear decommissioning trust (1)
Debt securities	Available for sale	$41,654	$3,516	$—	$45,170	$45,170
Equity securities	Available for sale	68,259	31,990	—	100,249	100,249
Cash and other	Available for sale	403	—	—	403	403

Total Nuclear Decommissioning Trust		$110,316	$35,506	$—	$145,822	$145,822

Lease Deposits (2)
Government obligations	Held to maturity	$99,191	$5,569	$—	$104,760	$99,191

Total Lease Deposits		$99,191	$5,569	$—	$104,760	$99,191

Unrestricted investments
Government obligations	Held to maturity	$2,005	$—	$—	$2,005	$2,005
Debt securities	Held to maturity	2,636	—	(18)	2,618	2,636

Total Unrestricted Investments		$4,641	$—	$(18)	$4,623	$4,641

Other
Equity securities	Trading	$151	$47	$—	$198	$198
Non-marketable equity investments	Equity	2,210	1,821	—	4,031	2,210

Total Other		$2,361	$1,868	$—	$4,229	$2,408

						$252,062

(1)	Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3 of the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K. Unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability.
(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.

Our investments by classification at March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015		December 31, 2014
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for sale	$111,553	$149,230	$110,316	$145,822
Held to maturity	235,239	235,239	103,832	103,832
Equity	2,222	2,222	2,210	2,210
Trading	151	203	151	198

	$349,165	$386,894	$216,509	$252,062

Contractual maturities of debt securities at March 31, 2015, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for sale (1)	$—	$—	$46,239	$—	$46,239
Held to maturity	131,214	103,944	81	—	235,239

	$131,214	$103,944	$46,320	$—	$281,478

(1)	The contractual maturities of available for sale debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

Wildcat Point Generation Facility

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals. On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC. On June 2, 2014, we selected White Oak Power Constructors as the EPC contractor. Site preparation and engineering activities are in process, and permanent construction began in January 2015. The facility is scheduled to become operational in mid-2017. We currently have a ground lease related to the land associated with Wildcat Point and are currently accounting for it as an operating lease. Once Wildcat Point becomes operational, the ground lease will be reevaluated and likely will become a capital lease. We currently anticipate that the project cost will be approximately $790.5 million, including capitalized interest, but excluding the ground lease. To fund a portion of the project cost, on January 15, 2015, we issued $332.0 million of first mortgage bonds in a private placement transaction.

Wildcat Point will consist of two combustion turbines, two heat recovery steam generators and one steam turbine generator. Mitsubishi will supply the combustion turbines. Alstom will supply the heat recovery steam generators and the steam turbine generator. Beginning in June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point. Through December 31, 2014, we capitalized construction costs related to Wildcat Point totaling $115.8 million, which are recorded in construction work in progress. In January 2015, we began capitalizing interest with respect to the facility upon commencement of permanent construction. Through March 31, 2015, we capitalized construction costs related to Wildcat Point totaling $175.4 million, including $1.4 million of capitalized interest.

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate in order to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. A hearing was held in December 2014, briefs were filed in January 2015, and we received an initial decision from the hearing judge on April 13, 2015. The hearing judge found many components of the formula rate to be just and reasonable. We believe all components of the formula rate are just and reasonable and will address the components the hearing judge found to be unjust and unreasonable in our brief on exceptions. Briefs on exceptions to the initial decision and briefs opposing exceptions to the initial decision are due by all parties on May 13, 2015 and June 2, 2015, respectively. The FERC Commissioners have the ultimate authority in this proceeding and they have no timetable to issue a final order. Our formula rate remains in effect subject to refund pending a final order from FERC. If a refund is ultimately determined, we believe it will result in a reallocation of costs among our member distribution cooperatives.

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

Revolving Credit Facility

We currently maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement extend until March 5, 2019. At March 31, 2015, we did not have any borrowings outstanding under this facility, although we had a letter of credit in the amount of $10.0 million outstanding. At December 31, 2014, we had $86.0 million in borrowings outstanding under this facility, and a $10.0 million letter of credit.

Long-term Debt

On January 15, 2015, we issued $332.0 million of first mortgage bonds in a private placement transaction. The issuance consisted of $260.0 million of 4.46% First Mortgage Bonds, 2015 Series A due December 1, 2044 and $72.0 million of 4.56% First Mortgage Bonds, 2015 Series B due December 1, 2053.

Disposal of Coal Combustion Residual

In December 2014, the EPA issued the final rule regulating the disposal of CCRs, commonly known as coal ash. The rule establishes technical requirements for CCR landfills and surface impoundments under subtitle D of the Resource Conservation and Recovery Act. The final rule was published in the Federal Register in April 2015. We are working with Virginia Power, the operator of Clover, to evaluate the cost and timing of compliance under the final rule in order to establish applicable asset retirement obligations in the second quarter of 2015. We currently do not anticipate that this will have a material impact on our financial position or statement of operations due to our ability to collect our costs through rates charged to our member distribution cooperatives.

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03 Interest-Imputation of Interest (Subtopic 835-30). This update requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We currently present debt issuance costs as an asset in deferred charges-other on our Condensed Consolidated Balance Sheet. We plan to adopt this standard for the fiscal year beginning January 1, 2016.

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

Critical Accounting Policies

As of March 31, 2015, there have been no significant changes in our critical accounting policies as disclosed in our 2014 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of ODEC and TEC. See Note 1—Notes to Condensed Consolidated Financial Statements in Part 1, Item 1.

Overview

We are a not-for-profit power supply cooperative owned entirely by our eleven Class A member distribution cooperatives and our Class B member, TEC. We supply our member distribution cooperatives’ energy and demand requirements through a portfolio of resources including generating facilities, long-term and short-term physically-delivered forward power purchase contracts, and spot market purchases. We also supply the transmission services necessary to deliver this power to our member distribution cooperatives.

Our results for the three months ended March 31, 2015, were primarily impacted by the dispatch of our generating facilities, 2014 rate increases, and the construction of Wildcat Point.

•	In 2015 and 2014, we experienced unusually cold weather. However, in 2014, the cold weather had a greater impact on the entire mid-Atlantic region that resulted in PJM’s increased dispatch of our combustion turbine facilities with significantly higher fuel costs. In 2015, our combustion turbine facilities were dispatched 54.0% less and our average cost of fuel for our combustion turbine facilities decreased by 54.4%. Additionally, in 2015, Clover had 42.1 days of scheduled maintenance outages and North Anna Unit 1 had a 20.5 day scheduled refueling outage. Decreased generation from our owned resources combined with our member distribution cooperatives’ increased requirements for power contributed to the 15.0% increase in the volume of purchased energy.

•	In 2015, we under-collected energy costs from our member distribution cooperatives by $24.0 million, whereas in 2014, we under-collected $93.4 million. To address the under-collection of energy costs in 2014, we increased our total energy rate 11.8% and 2.4% effective April 1, 2014 and October 1, 2014, respectively. These rate increases contributed to the 17.0% increase in revenues from sales to our member distribution cooperatives in 2015. Additionally, our demand revenues increased 14.6% primarily to recover costs related to purchased transmission and capacity.

•	We continue with the construction of Wildcat Point (see “Wildcat Point Generation Facility” below). Through March 31, 2015, we capitalized construction costs totaling $175.4 million. To fund a portion of the Wildcat Point project cost, on January 15, 2015, we issued $332.0 million of long-term debt, and used a portion of the proceeds to repay borrowings outstanding under our revolving credit facility. Additionally, we invested a portion of the proceeds which will be used to fund Wildcat Point expenditures in the future.

Wildcat Point Generation Facility

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals. On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC. On June 2, 2014, we selected White Oak Power Constructors as the EPC contractor. Site preparation and engineering activities are in process, and permanent construction began in January 2015. The facility is scheduled to become operational in mid-2017. We currently have a ground lease related to the land associated with Wildcat Point and are currently accounting for it as an operating lease. Once Wildcat Point becomes operational, the ground lease will be reevaluated and likely will become a capital lease. We currently anticipate that the project cost will be approximately $790.5 million, including capitalized interest, but excluding the ground lease. To fund a portion of the project cost, on January 15, 2015, we issued $332.0 million of first mortgage bonds in a private placement transaction.

Wildcat Point will consist of two combustion turbines, two heat recovery steam generators and one steam turbine generator. Mitsubishi will supply the combustion turbines. Alstom will supply the heat recovery steam generators and the steam turbine generator. Beginning in June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point. Through December 31, 2014, we capitalized construction costs related to Wildcat Point totaling $115.8 million, which are recorded in construction work in progress. In January 2015, we began capitalizing interest with respect to the facility upon commencement of permanent construction. Through March 31, 2015, we capitalized construction costs related to Wildcat Point totaling $175.4 million, including $1.4 million of capitalized interest.

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

Energy costs, which are primarily variable costs, such as nuclear, coal, and natural gas fuel costs and the energy costs under our power purchase contracts with third parties, are recovered through two separate rates, the base energy rate and the energy adjustment rate. Effective January 1, 2014, pursuant to FERC’s acceptance of revisions to the formula rate as issued in FERC’s December 2, 2013 order, the base energy rate is no longer a fixed rate that requires FERC approval prior to adjustment. The base energy rate now is developed annually to collect energy costs as estimated in our budget including amounts in the deferred energy account from the prior year. As of January 1 of each year, the energy adjustment rate will be zero. With board approval, we can revise the energy adjustment rate at any time during the year if it becomes apparent that the combined base energy rate and the current energy adjustment rate are over-collecting or under-collecting our actual and anticipated energy costs. See “FERC Proceeding Related to Formula Rate” in “Legal Proceedings” in Part II, Item 1.

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

For the three months ended March 31, 2015 and 2014, we recorded a reduction in operating revenues of $11.0 million and $7.0 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.

Weather

Weather affects the demand for electricity. Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively. Mild weather generally reduces the demand because heating and air conditioning systems are operated less. Weather also plays a role in the price of market energy through its effects on the market price for fuel, particularly natural gas. Heating and cooling degree days are measurement tools used to quantify the need to utilize heat or cooling, respectively, for a building. The heating and cooling degree days for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,		%
	2015	2014	Change
Heating degree days	2,569	2,431	5.7
Cooling degree days	—	—	—

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015		2014
	(in MWh and percentages)
Generated:
Clover	654,814	16.0%	686,752	17.2%
North Anna	418,383	10.2	485,317	12.2
Louisa	51,016	1.3	121,369	3.0
Marsh Run	89,944	2.2	170,606	4.3
Rock Springs	5,675	0.1	26,875	0.7
Distributed Generation	337	—	1,939	—

Total Generated	1,220,169	29.8	1,492,858	37.4

Purchased:
Other than renewable:
Long-term and short-term	2,369,279	57.8	1,879,230	47.1
Spot market	259,998	6.4	381,025	9.5

Total Other than renewable	2,629,277	64.2	2,260,255	56.6

Renewable (1)	246,636	6.0	240,454	6.0

Total Purchased	2,875,913	70.2	2,500,709	62.6

Total Available Energy	4,096,082	100.0%	3,993,567	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

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

Our generating facilities are under dispatch control of PJM. For further discussion on PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2014 Annual Report on Form 10-K. Typically, nuclear facilities are almost always dispatched and coal-fired and combustion turbine facilities are generally dispatched based upon economic factors including the market price of energy, and to meet system reliability requirements.

The operational availability of our owned generating resources for the three months ended March 31, 2015 and 2014, was as follows:

	Three Months Ended March 31,
	2015	2014
Clover	75.8%	78.9%
North Anna	87.0	99.3
Louisa	94.9	99.5
Marsh Run	99.2	99.7
Rock Springs	97.6	98.8

The output of Clover and North Anna for the three months ended March 31, 2015 and 2014, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended March 31,
	2015	2014
Clover	70.3%	73.4%
North Anna	88.3	102.4

The scheduled and unscheduled outages for Clover and North Anna for the three months ended March 31, 2015 and 2014, were as follows:

	Clover Three Months Ended March 31,		North Anna Three Months Ended March 31,
	2015	2014	2015	2014
	(in days)		(in days)
Scheduled	42.1	31.0	20.5	—
Unscheduled	1.4	6.9	2.8	1.3

Total	43.5	37.9	23.3	1.3

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

Sales to TEC

In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which ODEC is the primary beneficiary. The financial statements of TEC are consolidated and the intercompany balances are eliminated in consolidation. TEC’s sales to third parties are reflected as non-member revenues; however, in 2015 and 2014, TEC had no sales to third parties.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues (1)	$189,444	$160,184
Demand revenues	94,120	82,133

Total revenues from sales to member distribution cooperatives	283,564	242,317
Non-members (2)	8,692	22,779

Total operating revenues	$292,256	$265,096

Average cost of energy to member distribution cooperatives (per MWh)	$48.42	$42.22
Average cost of demand to member distribution cooperatives (per MWh)	24.06	21.65

Average total cost to member distribution cooperatives (per MWh)	$72.48	$63.87

(1)	Includes sales of renewable energy credits of $0.2 million for the three months ended March 31, 2015. Renewable energy credit sales were immaterial in 2014.
(2)	Includes sales of renewable energy credits of $0.9 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

Our energy sales in MWh to our member distribution cooperatives and non-members for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
	(in MWh)
Energy sales to:
Member distribution cooperatives	3,912,109	3,793,594
Non-members	166,636	169,863

Total energy sales	4,078,745	3,963,457

Our energy sales in MWh to our member distribution cooperatives for the three months ended March 31, 2015, increased 3.1% as compared to the same period in 2014. In February 2015, we experienced colder weather as compared to 2014, which increased our member distribution cooperatives’ requirements for power.

Our energy sales in MWh to non-members for the three months ended March 31, 2015, decreased 1.9% as compared to the same period in 2014. Sales to non-members consist of sales of excess purchased and generated energy.

Total revenues from sales to our member distribution cooperatives for the three months ended March 31, 2015, increased $41.2 million, or 17.0%, as compared to the same period in 2014, primarily due to net increases in our total energy rate. Our average cost of energy to member distribution cooperatives per MWh increased 14.7% for the three months ended March 31, 2015, as compared to the same period in 2014. Additionally, there was a 14.6% increase in demand revenues to recover costs related to purchased transmission and capacity due to increases in charges from PJM.

The average total cost to member distribution cooperatives is affected by changes in our revenues as well as sales volumes. Our average total cost to member distribution cooperatives per MWh for the three months ended March 31, 2015, was 13.5% higher, as compared to the same period in 2014, as a result of the net increases in our total revenues from sales to our member distribution cooperatives.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
April 1, 2014	11.8
October 1, 2014	2.4
January 1, 2015	(0.3)

Revenues from sales to non-members for the three months ended March 31, 2015, decreased $14.1 million, or 61.8%, as compared to the same period in 2014, due to a $14.5 million, or 65.0%, decrease in revenues from sales of excess energy slightly offset by a $0.4 million, or 80.0%, increase in revenues from sales of renewable energy credits. The decrease in revenues from sales of excess energy was primarily due to the decrease in the prevailing market price at which our excess energy was sold.

Operating Expenses

The following is a summary of the components of our operating expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Fuel	$43,576	$115,529
Purchased power	189,278	171,166
Transmission	27,085	18,199
Deferred energy	(23,977)	(93,429)
Operations and maintenance	15,925	14,546
Administrative and general	10,517	11,362
Depreciation and amortization	10,674	10,506
Amortization of regulatory asset/(liability), net	794	1,833
Accretion of asset retirement obligations	1,080	1,019
Taxes, other than income taxes	2,111	2,171

Total Operating Expenses	$277,063	$252,902

Our operating expenses are comprised of the costs that we incur to generate and purchase power to meet the needs of our member distribution cooperatives, and the costs associated with any sales of power to non-members. Our energy costs generally are variable and include the energy portion of our purchased power expense, fuel expense, and the variable portion of operations and maintenance expense. Our demand costs generally are fixed and include transmission expense, the capacity portion of our purchased power expense, the fixed portion of operations and maintenance expense, administrative and general expense, and depreciation and amortization expense. Additionally, all non-operating expenses and income items, including interest charges, net and investment income, are components of our demand costs. See “Factors Affecting Results—Formula Rate” above.

Total operating expenses increased $24.2 million, or 9.6%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase for the three months ended March 31, 2015 was primarily due to increases in deferred energy expense, purchased power expense, and transmission expense, partially offset by the decrease in fuel expense.

•	Deferred energy expense, which represents the difference between energy revenues and energy expenses, increased $69.5 million, or 74.3%, primarily due to the 14.7% increase in our average energy rate. For the three months ended March 31, 2015, we under-collected $24.0 million and for the three months ended March 31, 2014, we under-collected $93.4 million. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2014 Annual Report on Form 10-K.

•	Purchased power expense, which includes the cost of purchased energy and capacity, increased $18.1 million, or 10.6%, due to the 15.0% increase in the volume of purchased energy, partially offset by the 3.5% decrease in the average cost of purchased energy.

•	Transmission expense increased $8.9 million, or 48.8%, primarily due to an increase in PJM charges for network transmission services.

•	Fuel expense decreased $72.0 million, or 62.3%, primarily due to the 54.4% decrease in the average cost of fuel for our combustion turbine facilities as well as the 54.0% decrease in the dispatch of our combustion turbine facilities.

Other Items

Investment Income

Investment income decreased for the three months ended March 31, 2015, by $0.9 million, or 39.3%, as compared to the same period in 2014, primarily due to lower income earned on our nuclear decommissioning trust.

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest. The major components of interest charges, net for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest on long-term debt	$(14,115)	$(11,370)
Interest on revolving credit facility	(257)	(130)
Other Interest	(101)	(50)

Total Interest Charges	(14,473)	(11,550)
Allowance for borrowed funds used during construction	1,705	179

Interest Charges, net	$(12,768)	$(11,371)

Interest charges, net increased $1.4 million, or 12.3%, primarily as a result of the increase in total interest charges due to the issuance of $332.0 million of debt in January 2015 and increased interest related to borrowings under our revolving credit facility. The increase was partially offset by the increase in allowance for borrowed funds used during construction.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased for the three months ended March 31, 2015, by $0.6 million, or 25.3%, as compared the same period in 2014. See “Factors Affecting Results—Formula Rate” above.

Financial Condition

The principal changes in our financial condition from December 31, 2014 to March 31, 2015, were caused by the increases in long-term debt, unrestricted investments and other, construction work in progress, accounts payable–members, accounts payable, and deferred energy, partially offset by the decrease in revolving credit facility.

•	Long-term debt increased $332.0 million due to issuance of long-term debt on January 15, 2015.

•	Unrestricted investments and other increased $130.7 million as a result of the investment of excess cash generated by the long–term debt issuance in January 2015.

•	Construction work in progress increased $54.6 million primarily due to expenditures related to Wildcat Point.

•	Accounts payable–members increased $33.6 million due to the increase in member prepayments and the increase in amounts owed to our member distribution cooperatives under Margin Stabilization.

•	Accounts payable increased $28.0 million primarily due to increased payables related to Wildcat Point and purchased power.

•	Deferred energy increased $24.0 million as a result of the under-collection of our energy costs in 2015. The deferred energy balance increased from a $19.9 million under-collection at December 31, 2014 to a $43.9 million under-collection at March 31, 2015.

•	Revolving credit facility decreased $86.0 million due to the repayment of outstanding borrowings under our revolving credit facility.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first three months of 2015, our operating activities provided cash flows of $53.7 million. For the first three months of 2014, our operating activities used cash flows of $29.9 million. Operating activities in 2015 were primarily impacted by the following:

•	Current liabilities changed $67.4 million primarily due to the $33.6 million increase in accounts payable–members and the $28.0 million increase in accounts payable.

•	Deferred energy changed $24.0 million due to the under-collection of energy costs in 2015.

Revolving Credit Facility

We currently maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement extend until March 5, 2019. At March 31, 2015, we did not have any borrowings outstanding under this facility, although we had a letter of credit in the amount of $10.0 million outstanding. At December 31, 2014, we had $86.0 million in borrowings outstanding under this facility, and a $10.0 million letter of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2015.

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

OLD DOMINION ELECTRIC COOPERATIVE

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate in order to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. A hearing was held in December 2014, briefs were filed in January 2015, and we received an initial decision from the hearing judge on April 13, 2015. The hearing judge found many components of the formula rate to be just and reasonable. We believe all components of the formula rate are just and reasonable and will address the components the hearing judge found to be unjust and unreasonable in our brief on exceptions. Briefs on exceptions to the initial decision and briefs opposing exceptions to the initial decision are due by all parties on May 13, 2015 and June 2, 2015, respectively. The FERC Commissioners have the ultimate authority in this proceeding and they have no timetable to issue a final order. Our formula rate remains in effect subject to refund pending a final order from FERC. If a refund is ultimately determined, we believe it will result in a reallocation of costs among our member distribution cooperatives.

Other Matters

Other than legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our 2014 Annual Report on Form 10-K, which could affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5. OTHER INFORMATION

Disposal of Coal Combustion Residual

In December 2014, the EPA issued the final rule regulating the disposal of CCRs, commonly known as coal ash. The rule establishes technical requirements for CCR landfills and surface impoundments under subtitle D of the Resource Conservation and Recovery Act. The final rule was published in the Federal Register in April 2015. We are working with Virginia Power, the operator of Clover, to evaluate the cost and timing of compliance under the final rule in order to establish applicable asset retirement obligations in the second quarter of 2015. We currently do not anticipate that this will have a material impact on our financial position or statement of operations due to our ability to collect our costs through rates charged to our member distribution cooperatives.

Amended and Restated Bylaws

On May 12, 2015, our board of directors approved the Amended and Restated Bylaws as of May 12, 2015, which are filed as Exhibit 3.1. We have no class of equity securities registered under Section 12 of the Securities Exchange Act.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws as of May 12, 2015

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 13, 2015	/s/ Robert L. Kees
Robert L. Kees
Senior Vice President and Chief Financial Officer
(Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws as of May 12, 2015

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document