Form 10-Q
period 2015-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2015-11-10
CIK 885568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,713,175	$1,690,555
Less accumulated depreciation	(811,942)	(784,215)
Net Property, plant, and equipment	901,233	906,340
Nuclear fuel, at amortized cost	19,222	19,376
Construction work in progress	442,316	171,953
Net Electric Plant	1,362,771	1,097,669
Investments:
Nuclear decommissioning trust	140,692	145,822
Lease deposits	101,080	99,191
Unrestricted investments and other	7,013	7,049
Total Investments	248,785	252,062
Current Assets:
Cash and cash equivalents	174,312	1,424
Accounts receivable	6,345	8,656
Accounts receivable–members	77,713	83,108
Fuel, materials, and supplies	60,998	64,154
Deferred energy	—	19,948
Prepayments and other	37,892	5,131
Total Current Assets	357,260	182,421
Deferred Charges:
Regulatory assets	84,380	87,987
Other	11,224	18,603
Total Deferred Charges	95,604	106,590
Total Assets	$2,064,420	$1,638,742

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$387,988	$379,097
Non-controlling interest	5,694	5,687
Total Patronage capital and Non-controlling interest	393,682	384,784
Long-term debt	1,053,038	721,038
Revolving credit facility	—	86,000
Total Long-term debt and Revolving credit facility	1,053,038	807,038
Total Capitalization	1,446,720	1,191,822
Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	142,896	96,702
Accounts payable–members	103,291	35,217
Accrued expenses	23,742	4,568
Deferred energy	13,227	—
Total Current Liabilities	311,448	164,779
Deferred Credits and Other Liabilities:
Asset retirement obligations	117,038	104,936
Obligations under long-term lease	89,148	84,730
Regulatory liabilities	69,918	78,764
Other	30,148	13,711
Total Deferred Credits and Other Liabilities	306,252	282,141
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,064,420	$1,638,742
The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE
CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,
EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Operating Revenues	$254,265	$233,904	$795,862	$716,331
Operating Expenses:
Fuel	48,717	33,667	127,945	178,294
Purchased power	95,339	118,605	391,772	391,951
Transmission	29,456	19,688	84,614	56,504
Deferred energy	31,481	12,704	33,175	(64,256)
Operations and maintenance	10,750	12,468	39,584	39,151
Administrative and general	9,702	9,000	30,193	31,453
Depreciation and amortization	11,456	10,476	33,657	31,480
Amortization of regulatory asset/(liability), net	835	1,282	2,421	4,080
Accretion of asset retirement obligations	1,161	1,019	3,533	3,057
Taxes, other than income taxes	2,071	1,980	6,263	6,287
Total Operating Expenses	240,968	220,889	753,157	678,001
Operating Margin	13,297	13,015	42,705	38,330
Other expense, net	(801)	(785)	(2,489)	(2,224)
Investment income	1,542	1,650	4,498	5,177
Interest charges, net	(11,035)	(11,537)	(35,815)	(34,305)
Income taxes	1	1	(1)	2
Net Margin including Non-controlling interest	3,004	2,344	8,898	6,980
Non-controlling interest	1	5	(7)	9
Net Margin attributable to ODEC	3,005	2,349	8,891	6,989
Patronage Capital - Beginning of Period	384,983	374,637	379,097	369,997
Patronage Capital - End of Period	$387,988	$376,986	$387,988	$376,986
The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$8,898	$6,980
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	33,657	31,480
Other non-cash charges	13,881	13,512
Amortization of lease obligations	4,418	4,126
Interest on lease deposits	(2,174)	(2,121)
Change in current assets	(21,899)	(2,562)
Change in deferred energy	33,175	(64,256)
Change in current liabilities	75,756	42,992
Change in regulatory assets and liabilities	3,969	336
Change in deferred charges-other and deferred credits and other liabilities-other	6,425	(2,643)
Net Cash Provided by Operating Activities	156,106	27,844
Investing Activities:
Purchases of held to maturity securities	(130,000)	(2,240)
Proceeds from sale of held to maturity securities	130,000	20,000
Increase in other investments	(3,769)	(4,409)
Electric plant additions	(223,695)	(91,921)
Net Cash Used for Investing Activities	(227,464)	(78,570)
Financing Activities:
Issuance of long-term debt	332,000	—
Debt issuance costs	(1,754)	—
Draws on revolving credit facility	104,000	222,954
Repayments on revolving credit facility	(190,000)	(187,954)
Net Cash Provided by Financing Activities	244,246	35,000
Net Change in Cash and Cash Equivalents	172,888	(15,726)
Cash and Cash Equivalents - Beginning of Period	1,424	51,669
Cash and Cash Equivalents - End of Period	$174,312	$35,943
The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2015, our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The consolidated results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.7 million at September 30, 2015 and December 31, 2014. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.
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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$140,692	$46,103	$94,589	$—
Unrestricted investments and other (3)	202	—	202	—
Total Financial Assets	$140,894	$46,103	$94,791	$—

Derivatives - gas and power (4)	$2,490	$2,490	$—	$—
Total Financial Liabilities	$2,490	$2,490	$—	$—

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)(2)	$145,822	$45,573	$100,249	$—
Unrestricted investments and other (3)	198	—	198	—
Total Financial Assets	$146,020	$45,573	$100,447	$—

Derivatives - gas and power (4)	$5,215	$5,215	$—	$—
Total Financial Liabilities	$5,215	$5,215	$—	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.

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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

		As of	As of
		September 30, 2015	December 31, 2014
Commodity	Unit of Measure	Quantity	Quantity
Natural gas	MMBTU	5,130,000	5,610,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

	Balance Sheet Location	Fair Value
		As of September 30, 2015	As of December 31, 2014
		(in thousands)
Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$2,490	$5,215
Total derivatives in a liability position		$2,490	$5,215
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine Months Ended September 30, 2015 and 2014

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability for Derivatives as of September 30,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Nine Months Ended September 30,
	2015	2014		2015	2014	2015	2014
	(in thousands)			(in thousands)		(in thousands)
Natural gas futures contracts (1)	$(2,530)	$(135)	Fuel	$(4,079)	$(1,081)	$(5,737)	$(746)
Purchased power contracts	—	—	Purchased power	—	—	(14)	—
Purchased power contracts - excess sales	—	(115)	Operating revenues	—	—	—	—
Total	$(2,530)	$(250)	Total	$(4,079)	$(1,081)	$(5,751)	$(746)

(1)
Includes $39.4 thousand of loss on NYMEX contracts designated for October 2015 that were physically sold in September 2015 and the impact on the Statement of Financial Position has been deferred until October 2015.

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

4.	Investments
Investments were as follows at September 30, 2015 and December 31, 2014:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)
September 30, 2015
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$42,565	$3,250	$—	$45,815	$45,815
Equity securities	Available for sale	71,541	23,048	—	94,589	94,589
Cash and other	Available for sale	288	—	—	288	288
Total Nuclear Decommissioning Trust		$114,394	$26,298	$—	$140,692	$140,692

Lease Deposits (2)
Government obligations	Held to maturity	$101,080	$5,731	$—	$106,811	$101,080
Total Lease Deposits		$101,080	$5,731	$—	$106,811	$101,080

Unrestricted investments
Government obligations	Held to maturity	$2,004	$7	$—	$2,011	$2,004
Debt securities	Held to maturity	2,636	2	—	2,638	2,636
Total Unrestricted Investments		$4,640	$9	$—	$4,649	$4,640

Other
Equity securities	Trading	$167	$35	$—	$202	$202
Non-marketable equity investments	Equity	2,171	1,954	—	4,125	2,171
Total Other		$2,338	$1,989	$—	$4,327	$2,373
						$248,785
December 31, 2014
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$41,654	$3,516	$—	$45,170	$45,170
Equity securities	Available for sale	68,259	31,990	—	100,249	100,249
Cash and other	Available for sale	403	—	—	403	403
Total Nuclear Decommissioning Trust		$110,316	$35,506	$—	$145,822	$145,822

Lease Deposits (2)
Government obligations	Held to maturity	$99,191	$5,569	$—	$104,760	$99,191
Total Lease Deposits		$99,191	$5,569	$—	$104,760	$99,191

Unrestricted investments
Government obligations	Held to maturity	$2,005	$—	$—	$2,005	$2,005
Debt securities	Held to maturity	2,636	—	(18)	2,618	2,636
Total Unrestricted Investments		$4,641	$—	$(18)	$4,623	$4,641

Other
Equity securities	Trading	$151	$47	$—	$198	$198
Non-marketable equity investments	Equity	2,210	1,821	—	4,031	2,210
Total Other		$2,361	$1,868	$—	$4,229	$2,408
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

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.

Our investments by classification at September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015		December 31, 2014
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for sale	$114,394	$140,692	$110,316	$145,822
Held to maturity	105,720	105,720	103,832	103,832
Equity	2,171	2,171	2,210	2,210
Trading	167	202	151	198
	$222,452	$248,785	$216,509	$252,062
Contractual maturities of debt securities at September 30, 2015, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for sale (1)	$—	$—	$45,815	$—	$45,815
Held to maturity	517	105,203	—	—	105,720
	$517	$105,203	$45,815	$—	$151,535

(1)	The contractual maturities of available for sale debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other
Wildcat Point Generation Facility
We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals. On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC. On June 2, 2014, we selected White Oak Power Constructors as the EPC contractor. Site preparation and engineering activities are in process, and permanent construction began in January 2015. The facility is scheduled to become operational in mid-2017. We currently have a ground lease related to land and land rights associated with Wildcat Point that is being accounted for as an operating lease. On June 22, 2015, we reached an agreement to purchase this land and these land rights from Essential Power, LLC for $40.0 million and a payment of $35.5 million was made in the third quarter and is recorded in prepayments and other. We anticipate the transaction will close in the fourth quarter of 2015. Upon closing of the transaction, title will be transferred to us and we will make the remaining payment of $4.5 million. Prior to entering into the agreement to purchase the land and land rights, thus terminating the ground lease, we made prepaid rent payments related to the ground lease. We established a regulatory asset for the unamortized portion of the prepaid rent that will be amortized through May 31, 2017. The balance of this regulatory asset as of September 30, 2015, was $3.5 million. As a result of the agreement to purchase the land and land rights, we currently anticipate that the project cost will be approximately $834.3 million, including financing costs. To fund a portion of the project cost, on January 15, 2015, we issued $332.0 million of first mortgage bonds in a private placement transaction.

Wildcat Point will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator. Beginning in June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point. Through December 31, 2014, we capitalized construction costs related to Wildcat Point totaling $115.8 million, which are recorded in construction work in progress. In January 2015, we began capitalizing interest with respect to the facility upon commencement of permanent construction. Through September 30, 2015, we capitalized construction costs related to Wildcat Point totaling $390.8 million, including $7.6 million of capitalized interest.

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate in order to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. A hearing was held in December 2014, briefs were filed in January 2015, and we received an initial decision from the hearing judge on April 13, 2015. The hearing judge found many components of the formula rate to be just and reasonable. We believe all components of the formula rate are just and reasonable and addressed the components the hearing judge found to be unjust and unreasonable in our brief on exceptions. Briefs on exceptions to the initial decision and briefs opposing exceptions to the initial decision were filed on May 13, 2015, and June 2, 2015, respectively. The FERC commissioners have the ultimate authority in this proceeding and they have no timetable to issue a final order. Our formula rate remains in effect subject to refund pending a final order from FERC. If a refund is ultimately determined, we believe it will result in a reallocation of costs among our member distribution cooperatives.

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

Revolving Credit Facility
We currently maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement extend until March 5, 2019. At September 30, 2015, we did not have any borrowings outstanding under this facility, as compared to December 31, 2014, when we had $86.0 million outstanding. At September 30, 2015, and December 31, 2014, we had letters of credit outstanding in the amount of $8.2 million and $10.0 million, respectively.

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
Critical Accounting Policies
As of September 30, 2015, there have been no significant changes in our critical accounting policies as disclosed in our 2014 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.
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

Our results for the three and nine months ended September 30, 2015, were primarily impacted by the continuing effects from the unusually cold weather in the first quarter of 2014, and the construction of Wildcat Point.

•
The unusually cold weather experienced in the entire mid-Atlantic region during the first quarter of 2014 continued to impact our operating results through the third quarter of 2015, and year over year comparisons. Increased costs in the first quarter of 2014, particularly fuel expense for our combustion turbine facilities, resulted in the under-collection of our energy costs, and an under-collected deferred energy balance of $56.2 million at March 31, 2014. To address the under-collection of costs, we increased our energy rates during 2014. At September 30, 2015, our deferred energy balance was an over-collection of $13.2 million.

•
We continue with the construction of Wildcat Point (see “Wildcat Point Generation Facility” below). Through September 30, 2015, we capitalized construction costs totaling $390.8 million. To fund a portion of the Wildcat Point project cost, on January 15, 2015, we issued $332.0 million of long-term debt, and used a portion of the proceeds to repay borrowings outstanding under our revolving credit facility.

Wildcat Point Generation Facility
We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled generation facility, named Wildcat Point, in Cecil County, Maryland. The development, construction, and operation of Wildcat Point are subject to obtainment of necessary governmental and regulatory approvals. On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC. On June 2, 2014, we selected White Oak Power Constructors as the EPC contractor. Site preparation and engineering activities are in process, and permanent construction began in January 2015. The facility is scheduled to become operational in mid-2017. We currently have a ground lease related to land and land rights associated with Wildcat Point that is being accounted for as an operating lease. On June 22, 2015, we reached an agreement to purchase this land and these land rights from Essential Power, LLC for $40.0 million and a payment of $35.5 million was made in the third quarter and is recorded in prepayments and other. We anticipate the transaction will close in the fourth quarter of 2015. Upon closing of the transaction, title will be transferred to us and we will make the remaining payment of $4.5 million. Prior to entering into the agreement to purchase the land and land rights, thus terminating the ground lease, we made prepaid rent payments related to the ground lease. We established a regulatory asset for the unamortized portion of the prepaid rent that will be amortized through May 31, 2017. The balance of this regulatory asset as of September 30, 2015, was $3.5 million. As a result of the agreement to purchase the land and land rights, we currently anticipate that the project cost will be approximately $834.3 million, including financing costs. To fund a portion of the project cost, on January 15, 2015, we issued $332.0 million of first mortgage bonds in a private placement transaction.

Wildcat Point will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator. Beginning in June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point. Through December 31, 2014, we capitalized construction costs related to Wildcat Point totaling $115.8, which are recorded in construction work in progress. In January 2015, we began capitalizing interest with respect to the facility upon commencement of permanent construction. Through September 30, 2015, we capitalized construction costs related to Wildcat Point totaling $390.8 million, including $7.6 million of capitalized interest.
Wholesale Power Contracts
We have wholesale power contracts with each of our member distribution cooperatives. Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions. One of the limited exceptions permits the member distribution cooperatives to receive up to the greater of 5.0% of their power requirements or 5 MW from owned generation or other suppliers, and to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. Currently, our member distribution cooperatives collectively receive approximately 9 MW under this exception. Beginning in the second quarter of 2016, we currently anticipate that our member distribution cooperatives will collectively receive approximately 60 MW under this exception. We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows. For further discussion on Wholesale Power Contracts, see “Business-Members-Member Distribution Cooperatives-Wholesale Power Contracts” in Item 1 of our 2014 Annual Report on Form 10-K.
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

For the three and nine months ended September 30, 2015, we recorded a reduction in operating revenues of $3.0 million, and $9.8 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges. For the three and nine months ended September 30, 2014, we recorded a reduction in operating revenues of $40.1 thousand and $1.9 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.
Weather
Weather affects the demand for electricity. Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively. Mild weather generally reduces the demand because heating and air conditioning systems are operated less. Weather also plays a role in the price of market energy through its effects on the market price for fuel, particularly natural gas. Heating and cooling degree days are measurement tools used to quantify the need to utilize heating or cooling, respectively, for a building. The heating and cooling degree days for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
Heating degree days	—	—	—	2,708	2,607	3.9
Cooling degree days	916	744	23.1	1,369	1,064	28.7

Power Supply Resources
We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	787,914	22.3%	685,719	21.0%	2,001,019	18.4%	1,996,626	19.8%
North Anna	487,545	13.8	423,734	13.0	1,387,335	12.8	1,399,014	13.8
Louisa	139,207	4.0	34,504	1.1	293,242	2.7	181,041	1.8
Marsh Run	276,357	7.8	93,499	2.8	603,772	5.6	342,820	3.4
Rock Springs	187,952	5.3	23,399	0.7	295,958	2.7	73,521	0.7
Distributed Generation	752	—	176	—	1,306	—	2,168	—
Total Generated	1,879,727	53.2	1,261,031	38.6	4,582,632	42.2	3,995,190	39.5
Purchased:
Other than renewable:
Long-term and short-term	1,380,504	39.0	1,620,616	49.6	5,218,070	48.1	4,710,558	46.6
Spot market	173,070	4.9	259,684	7.9	534,096	4.9	872,854	8.6
Total Other than renewable	1,553,574	43.9	1,880,300	57.5	5,752,166	53.0	5,583,412	55.2
Renewable (1)	101,649	2.9	127,748	3.9	519,340	4.8	538,059	5.3
Total Purchased	1,655,223	46.8	2,008,048	61.4	6,271,506	57.8	6,121,471	60.5
Total Available Energy	3,534,950	100.0%	3,269,079	100.0%	10,854,138	100.0%	10,116,661	100.0%

(1)	Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.
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

The operational availability of our owned generating resources for the three and nine months ended September 30, 2015 and 2014, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Clover	95.6%	92.6%	82.1%	83.8%
North Anna	100.0	87.0	95.3	95.4
Louisa	98.3	100.0	97.5	97.5
Marsh Run	99.7	100.0	97.3	98.8
Rock Springs	77.3	99.4	91.5	97.6
The output of Clover and North Anna for the three and nine months ended September 30, 2015 and 2014, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Clover	82.3%	72.0%	70.7%	70.5%
North Anna	100.6	87.4	96.5	97.4
The scheduled and unscheduled outages for Clover and North Anna for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Clover				North Anna
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in days)				(in days)
Scheduled	5.0	6.5	85.3	72.1	—	24.0	20.5	24.0
Unscheduled	3.1	7.2	12.4	16.5	—	—	5.3	1.3
Total	8.1	13.7	97.7	88.6	—	24.0	25.8	25.3

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

Results of Operations
Operating Revenues
Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues (1)	$153,850	$147,770	$479,680	$436,414
Demand revenues	89,773	80,837	275,233	243,284
Total revenues from sales to member distribution cooperatives	243,623	228,607	754,913	679,698
Non-members (2)	10,642	5,297	40,949	36,633
Total operating revenues	$254,265	$233,904	$795,862	$716,331

Average cost of energy to member distribution cooperatives (per MWh)	$47.19	$47.61	$48.11	$45.43
Average cost of demand to member distribution cooperatives (per MWh)	27.54	26.04	27.61	25.32
Average total cost to member distribution cooperatives (per MWh)	$74.73	$73.65	$75.72	$70.75

(1)
Includes sales of renewable energy credits of $0.8 million and $2.2 million, for the three and nine months ended September 30, 2015, respectively, and $0.8 million and $1.3 million for the three and nine months ended September 30, 2014, respectively.

(2)
Includes sales of renewable energy credits of $1.0 million and $8.5 million for the three and nine months ended September 30, 2015, respectively, and $0 million and $3.7 million for the three and nine months ended September 30, 2014, respectively.

Our energy sales in MWh to our member distribution cooperatives and non-members for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	3,259,985	3,103,902	9,969,176	9,607,339
Non-members	263,586	153,614	838,142	449,010
Total energy sales	3,523,571	3,257,516	10,807,318	10,056,349
Our energy sales in MWh to our member distribution cooperatives for the three and nine months ended September 30, 2015, were 5.0% and 3.8% higher, respectively, as compared to the same periods in 2014.
Our energy sales in MWh to non-members for the three and nine months ended September 30, 2015, were 71.6% and 86.7% higher, respectively, as compared to the same periods in 2014 as the result of the increase in the volume of excess purchased and generated energy.
Total revenues from sales to our member distribution cooperatives for the three months ended September 30, 2015, increased $15.0 million, or 6.6%, as compared to the same period in 2014, substantially due to the $8.9 million, or 11.1%, increase in demand revenues, primarily due to increased transmission expenses. Additionally, energy revenues increased $6.1 million, or 4.1%, due to the 5.0% increase in the volume of MWh sales to our member distribution cooperatives. Total revenues from sales to our member distribution cooperatives for the nine months ended September 30, 2015, increased $75.2 million, or 11.1%, as compared to the same period in 2014, substantially due to the $43.3 million, or 9.9%, increase in energy revenues. The increase in energy revenues is due to the 5.9% increase in the average cost of energy sold to our member distribution cooperatives and the 3.8% increase in the volume of MWh sales. Additionally, demand revenues increased $31.9 million, or 13.1%, primarily due to increased transmission expenses.

The average total cost to member distribution cooperatives is affected by changes in our revenues as well as sales volumes. Our average total cost to member distribution cooperatives per MWh for the three months ended September 30, 2015, was 1.5% higher, as compared to the same period in 2014, substantially as a result of an increase in demand costs primarily related to transmission expense. Our average total cost to member distribution cooperatives per MWh for the nine months ended September 30, 2015, was 7.0% higher, as compared to the same period in 2014, substantially as a result of the net increase in our total energy rate and an increase in demand costs primarily related to transmission expense.
The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
April 1, 2014	11.8
October 1, 2014	2.4
January 1, 2015	(0.3)
July 1, 2015	(2.9)
Non-member revenue for the three months ended September 30, 2015, increased $5.3 million, or 100.9%, as compared to the same period in 2014, primarily due to a 81.8% increase in revenue from sales of excess energy. The increase in revenue from sales of excess energy was due to a 71.6% increase in the volume of excess energy sales and a 5.9% increase in the average price of excess energy. Non-member revenue for the nine months ended September 30, 2015, increased $4.3 million, or 11.8%, as compared to the same period in 2014, due to the 130.0% increase in revenue from sales of renewable energy credits. We primarily sell excess energy to PJM at the prevailing market price at the time of sale. Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, and changes in market conditions.
Operating Expenses
The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Fuel	$48,717	$33,667	$127,945	$178,294
Purchased power	95,339	118,605	391,772	391,951
Transmission	29,456	19,688	84,614	56,504
Deferred energy	31,481	12,704	33,175	(64,256)
Operations and maintenance	10,750	12,468	39,584	39,151
Administrative and general	9,702	9,000	30,193	31,453
Depreciation and amortization	11,456	10,476	33,657	31,480
Amortization of regulatory asset/(liability), net	835	1,282	2,421	4,080
Accretion of asset retirement obligations	1,161	1,019	3,533	3,057
Taxes, other than income taxes	2,071	1,980	6,263	6,287
Total Operating Expenses	$240,968	$220,889	$753,157	$678,001
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
Total operating expenses increased $20.1 million, or 9.1%, and $75.2 million, or 11.1%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The increase for the three months ended September 30, 2015, was primarily due to increases in deferred energy expense, fuel expense, and transmission expense, partially offset by the decrease in purchased power expense. The increase for the nine months ended September 30, 2015, was primarily due to increases in deferred energy expense and transmission expense, partially offset by the decrease in fuel expense.

•
Deferred energy expense increased $18.8 million and $97.4 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. For the three months ended September 30, 2015 and 2014, we over-collected $31.5 million and $12.7 million, respectively. For nine months ended September 30, 2015, we over-collected $33.2 million whereas for the nine months ended September 30, 2014, we under-collected $64.3 million. Deferred energy expense represents the difference between energy revenues and energy expenses. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2014 Annual Report on Form 10-K.

•
Transmission expense increased $9.8 million, or 49.6%, and $28.1 million, or 49.7%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, primarily due to an increase in PJM charges for network transmission services.

•
Fuel expense increased $15.1 million, or 44.7%, for the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to the 298.6% increase in the dispatch of our combustion turbine facilities partially offset by the 34.3% decrease in the average cost of fuel for our combustion turbine facilities. Fuel expense decreased $50.3 million, or 28.2%, for the nine months ended September 30, 2015, as compared to the same period in 2014. This decrease was primarily driven by the 74.5% decrease in the average cost of fuel for our combustion turbine facilities partially offset by the 99.7% increase in the dispatch of our combustion turbine facilities.

•
Purchased power expense, which includes the cost of purchased energy and capacity, decreased $23.3 million, or 19.6%, for the three months ended September 30, 2015, as compared to the same period in 2014. The volume of purchased energy decreased 17.6% and the average cost of purchased energy decreased 5.1% for the three months ended September 30, 2015, as compared to the same period in 2014.

Other Items
Investment Income
Investment income decreased $0.1 million, or 6.5%, and $0.7 million, or 13.1%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, primarily due to lower income earned on our nuclear decommissioning trust.
Interest Charges, Net
The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest. The major components of interest charges, net for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Interest on long-term debt	$(14,693)	$(11,385)	$(43,510)	$(34,140)
Interest on revolving credit facility	(164)	(263)	(545)	(592)
Other interest	(171)	(100)	(405)	(213)
Total interest charges	(15,028)	(11,748)	(44,460)	(34,945)
Allowance for borrowed funds used during construction	3,993	211	8,645	640
Interest charges, net	$(11,035)	$(11,537)	$(35,815)	$(34,305)
Interest charges, net decreased for the three months ended September 30, 2015, by $0.5 million, or 4.4%, as compared to the same period in 2014, due to the increase in allowance for borrowed funds used during construction, substantially offset by the increase in interest on long-term debt. Interest charges, net increased by$1.5 million, or 4.4%, for the nine months ended September 30, 2015, as compared to the same period in 2014, primarily as a result of the increase in total interest charges due to the January 2015 debt issuance, substantially offset by the increase in allowance for borrowed funds used during construction.
Net Margin Attributable to ODEC
Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased for the three and nine months ended September 30, 2015, by $0.7 million, or 27.9%, and $1.9 million, or 27.2%, respectively, as compared to the same periods in 2014.

Financial Condition
The principal changes in our financial condition from December 31, 2014 to September 30, 2015, were caused by the increases in long-term debt, construction work in progress, accounts payable-members, accounts payable, and prepayments and other, the decrease in revolving credit facility, and the change in deferred energy.

•	Long-term debt increased $332.0 million due to issuance of long-term debt on January 15, 2015.

•	Construction work in progress increased $270.4 million primarily due to expenditures related to Wildcat Point.

•	Accounts payable-members increased $68.1 million due to the increase in member prepayments and the increase in amounts owed to our member distribution cooperatives under Margin Stabilization.

•	Accounts payable increased $46.2 million primarily due to increased payables related to Wildcat Point.

•	Prepayments and other increased $32.8 million primarily due to the $35.5 million prepayment related to the purchase of the land and land rights associated with Wildcat Point.

•	Revolving credit facility decreased $86.0 million due to the repayment of outstanding borrowings under our revolving credit facility using proceeds from the January 2015 debt issuance.

•
Deferred energy changed $33.2 million as a result of the over-collection of our energy costs in 2015. The deferred energy balance changed from a $19.9 million asset (under-collection) at December 31, 2014, to a $13.2 million liability (over-collection) at September 30, 2015.

Liquidity and Capital Resources
Sources
Cash generated by our operations, periodic borrowings under our credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.
Operations
During the first nine months of 2015 and 2014, our operating activities provided cash flows of $156.1 million and $27.8 million, respectively. Operating activities in 2015 were primarily impacted by the following:

•	Current liabilities changed $75.8 million substantially due to the $68.1 million increase in accounts payable-members;

•	Deferred energy changed $33.2 million due to the over-collection of our energy costs in 2015 as compared to the under-collection of our energy costs in 2014; and

•
Current assets changed $21.9 million due to the $32.8 million change in prepayments and other, partially offset by changes in accounts receivable-members, fuel, materials, and supplies, and accounts receivable.

Revolving Credit Facility
We currently maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement extend until March 5, 2019. At September 30, 2015, we did not have any borrowings outstanding under this facility, as compared to December 31, 2014, when we had $86.0 million outstanding. At September 30, 2015, and December 31, 2014, we had letters of credit outstanding in the amount of $8.2 million and $10.0 million, respectively.
Financings
We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and financings in the debt capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating facilities.
On January 15, 2015, we issued $332.0 million of first mortgage bonds in a private placement transaction. The issuance consisted of $260.0 million of 4.46% First Mortgage Bonds, 2015 Series A due December 1, 2044, and $72.0 million of 4.56% First Mortgage Bonds, 2015 Series B due December 1, 2053.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
No material changes occurred in our exposure to market risk during the third quarter of 2015.
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

OLD DOMINION ELECTRIC COOPERATIVE
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
FERC Proceeding Related to Formula Rate
On September 30, 2013, we filed with FERC to revise our cost-based formula rate in order to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. A hearing was held in December 2014, briefs were filed in January 2015, and we received an initial decision from the hearing judge on April 13, 2015. The hearing judge found many components of the formula rate to be just and reasonable. We believe all components of the formula rate are just and reasonable and addressed the components the hearing judge found to be unjust and unreasonable in our brief on exceptions. Briefs on exceptions to the initial decision and briefs opposing exceptions to the initial decision were filed on May 13, 2015, and June 2, 2015, respectively. The FERC commissioners have the ultimate authority in this proceeding and they have no timetable to issue a final order. Our formula rate remains in effect subject to refund pending a final order from FERC. If a refund is ultimately determined, we believe it will result in a reallocation of costs among our member distribution cooperatives.
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
Capacity Performance
In December 2014, PJM proposed multiple changes to RPM and on June 9, 2015, FERC approved most of PJM’s proposed changes. These changes are expected to result in higher capacity clearing prices and are intended to increase the availability of generating units, especially during emergency conditions. This could enable generation owners, such as ODEC, to earn increased compensation for capacity for certain generating units.  While generating units have the potential to earn increased compensation for capacity, they are exposed to significantly higher charges if they do not perform during emergency conditions.  For the PJM delivery year beginning June 1, 2016, qualifying generating units may be voluntarily offered into PJM’s capacity auction as a capacity performance unit. A unit not offered as a capacity performance unit, known as a base capacity unit, will be excluded from the assessment of the charges for non-performance during the winter months. Starting with the delivery year beginning June 1, 2020, capacity revenue will only be paid to generating units offered as a capacity performance unit. We continue to evaluate our bidding strategy for our generating units for the PJM capacity auctions.

Amended Articles of Incorporation
On September 29, 2015, our members approved the Amended and Restated Articles of Incorporation. On October 6, 2015, the Virginia State Corporation Commission issued the Certificate of Amendment and Restatement, which caused the Amended and Restated Articles of Incorporation to become effective. The Amended and Restated Articles of Incorporation are filed as Exhibit 3.1. We have no class of equity securities registered under Section 12 of the Securities Exchange Act.
Clean Power Plan
On October 23, 2015, the EPA's Clean Power Plan rule was published in the Federal Register and, subject to a 60-day period to legally challenge the rule, will take effect December 23, 2015. The rule establishes emission guidelines for CO2 from existing electric utility generating units under 111(d) of the Clean Air Act. We currently cannot predict the impact of EPA's Clean Power Plan rule on our existing facilities due to its implementation through state plans, or if none, a federal plan, each of which has not been developed. We continue to follow developments related to this rule.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 10, 2015	/s/ Robert L. Kees
Robert L. Kees
Senior Vice President and Chief Financial Officer
(Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document