Form 10-Q
period 2016-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2016-05-10
CIK 885568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,734,727	$1,722,477
Less accumulated depreciation	(824,614)	(821,947)
Net Property, plant, and equipment	910,113	900,530
Nuclear fuel, at amortized cost	12,823	15,720
Construction work in progress	596,600	541,323
Net Electric Plant	1,519,536	1,457,573
Investments:
Nuclear decommissioning trust	148,025	145,715
Lease deposits	102,553	101,816
Unrestricted investments and other	7,094	7,093
Total Investments	257,672	254,624
Current Assets:
Cash and cash equivalents	26,212	58,383
Accounts receivable	14,785	10,960
Accounts receivable–deposits	—	1,200
Accounts receivable–members	70,894	83,248
Fuel, materials, and supplies	60,970	63,829
Prepayments and other	3,887	4,683
Total Current Assets	176,748	222,303
Deferred Charges:
Regulatory assets	61,029	61,073
Other	7,116	6,026
Total Deferred Charges	68,145	67,099
Total Assets	$2,022,101	$2,001,599

CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$393,929	$390,976
Non-controlling interest	5,703	5,704
Total Patronage capital and Non-controlling interest	399,632	396,680
Long-term debt	1,018,036	1,017,926
Total Capitalization	1,417,668	1,414,606
Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	104,776	109,887
Accounts payable–members	93,806	98,462
Accrued expenses	20,813	5,580
Deferred energy	29,380	27,835
Total Current Liabilities	277,067	270,056
Deferred Credits and Other Liabilities:
Asset retirement obligations	119,381	118,200
Obligations under long-term lease	92,195	90,622
Regulatory liabilities	74,716	73,702
Other	41,074	34,413
Total Deferred Credits and Other Liabilities	327,366	316,937
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,022,101	$2,001,599
The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE
CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,
EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating Revenues	$256,459	$292,256
Operating Expenses:
Fuel	34,322	43,576
Purchased power	139,282	189,278
Transmission	31,588	27,085
Deferred energy	1,545	(23,977)
Operations and maintenance	12,559	15,925
Administrative and general	10,639	10,517
Depreciation and amortization	11,538	10,674
Amortization of regulatory asset/(liability), net	(569)	794
Accretion of asset retirement obligations	1,210	1,080
Taxes, other than income taxes	2,121	2,111
Total Operating Expenses	244,235	277,063
Operating Margin	12,224	15,193
Other expense, net	(1,044)	(864)
Investment income	138	1,332
Interest charges, net	(8,365)	(12,768)
Income taxes	(1)	—
Net Margin including Non-controlling interest	2,952	2,893
Non-controlling interest	1	1
Net Margin attributable to ODEC	2,953	2,894
Patronage Capital - Beginning of Period	390,976	379,097
Patronage Capital - End of Period	$393,929	$381,991
The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$2,952	$2,893
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	11,538	10,674
Other non-cash charges	4,424	4,217
Amortization of lease obligations	1,573	1,470
Interest on lease deposits	(737)	(715)
Change in current assets	13,384	(8,505)
Change in deferred energy	1,545	(23,977)
Change in current liabilities	9,802	67,390
Change in regulatory assets and liabilities	(1,212)	836
Change in deferred charges-other and deferred credits and other liabilities-other	594	(558)
Net Cash Provided by Operating Activities	43,863	53,725
Investing Activities:
Purchases of held to maturity securities	—	(130,000)
Increase in other investments	(42)	(1,941)
Electric plant additions	(75,992)	(53,453)
Net Cash Used for Investing Activities	(76,034)	(185,394)
Financing Activities:
Issuance of long-term debt	—	332,000
Debt issuance costs	—	(1,276)
Draws on revolving credit facility	—	104,000
Repayments on revolving credit facility	—	(190,000)
Net Cash Provided by Financing Activities	—	244,724
Net Change in Cash and Cash Equivalents	(32,171)	113,055
Cash and Cash Equivalents - Beginning of Period	58,383	1,424
Cash and Cash Equivalents - End of Period	$26,212	$114,479
The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2016, our consolidated results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The consolidated results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948. We have two classes of members. Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.7 million at March 31, 2016 and December 31, 2015. The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.
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
As a result of the adoption of Accounting Standards Update 2015-03 Interest-Imputation of Interest (Subtopic 835-30), we have reclassified debt issuance costs from deferred charges-other to long-term debt in the prior year's Condensed Consolidated Balance Sheet to conform to the current year's presentation.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$47,272	$47,272	$—	$—
Nuclear decommissioning trust - Net Asset Value (1)(2)	100,753	—	—	—
Unrestricted investments and other (3)	210	—	210	—
Total Financial Assets	$148,235	$47,272	$210	$—

Derivatives - gas and power (4)	$5,365	$5,365	$—	$—
Total Financial Liabilities	$5,365	$5,365	$—	$—

	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$46,051	$46,051	$—	$—
Nuclear decommissioning trust - Net Asset Value (1)(2)	99,664	—	—	—
Unrestricted investments and other (3)	211	—	211	—
Total Financial Assets	$145,926	$46,051	$211	$—

Derivatives - gas and power (4)	$3,653	$3,653	$—	$—
Total Financial Liabilities	$3,653	$3,653	$—	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.

(2)
Nuclear decommissioning trust includes investments measured at net asset value per share (or its equivalent) as a practical expedient and these investments have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet.

(3)	Unrestricted investments and other includes investments that are related to equity securities.

(4)
Derivatives - gas and power represent natural gas futures contracts which are recorded on our Condensed Consolidated Balance Sheet in deferred credits and other liabilities-other, and which are indexed against NYMEX. For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.

We did not have any financial assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

3.	Derivatives and Hedging
We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation. In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk. To manage this exposure, we utilize derivative instruments. See Note 1 of the Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating activities section of our Condensed Consolidated Statements of Cash Flows.

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

		As of	As of
		March 31, 2016	December 31, 2015
Commodity	Unit of Measure	Quantity	Quantity
Natural gas	MMBTU	11,480,000	10,620,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

	Balance Sheet Location	Fair Value
		As of March 31, 2016	As of December 31, 2015
		(in thousands)
Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$5,365	$3,653
Total derivatives in a liability position		$5,365	$3,653
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three Months Ended March 31, 2016 and 2015

Derivatives Accounted for Utilizing Regulatory Accounting	Amount of Gain (Loss) Recognized in Regulatory Asset/Liability for Derivatives as of March 31,		Location of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability into Income for the Three Months Ended March 31,
	2016	2015		2016	2015
	(in thousands)			(in thousands)
Natural gas futures contracts (1)	$(5,575)	$(6,143)	Fuel	$(1,023)	$(706)
Purchased power contracts	—	—	Purchased power	—	(13)
Total	$(5,575)	$(6,143)	Total	$(1,023)	$(719)

(1)
As of March 31, 2016, includes $0.2 million of loss on NYMEX contracts designated for April 2016 that were physically sold in March 2016, and the impact on the Statement of Financial Position has been deferred until April 2016.

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

4.	Investments
Investments were as follows at March 31, 2016 and December 31, 2015:

Description	Designation	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(in thousands)
March 31, 2016
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$43,195	$3,897	$—	$47,092	$47,092
Equity securities	Available for sale	71,989	29,730	(966)	100,753	100,753
Cash and other	Available for sale	180	—	—	180	180
Total Nuclear Decommissioning Trust		$115,364	$33,627	$(966)	$148,025	$148,025

Lease Deposits (2)
Government obligations	Held to maturity	$102,553	$5,160	$—	$107,713	$102,553
Total Lease Deposits		$102,553	$5,160	$—	$107,713	$102,553

Unrestricted investments
Government obligations	Held to maturity	$2,002	$2	$—	$2,004	$2,002
Debt securities	Held to maturity	2,689	14	—	2,703	2,689
Total Unrestricted Investments		$4,691	$16	$—	$4,707	$4,691

Other
Equity securities	Trading	$175	$35	$—	$210	$210
Non-marketable equity investments	Equity	2,193	2,008	—	4,201	2,193
Total Other		$2,368	$2,043	$—	$4,411	$2,403
						$257,672
December 31, 2015
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$42,898	$2,940	$—	$45,838	$45,838
Equity securities	Available for sale	72,213	29,164	(1,713)	99,664	99,664
Cash and other	Available for sale	213	—	—	213	213
Total Nuclear Decommissioning Trust		$115,324	$32,104	$(1,713)	$145,715	$145,715

Lease Deposits (2)
Government obligations	Held to maturity	$101,816	$4,428	$—	$106,244	$101,816
Total Lease Deposits		$101,816	$4,428	$—	$106,244	$101,816

Unrestricted investments
Government obligations	Held to maturity	$2,003	$—	$(2)	$2,001	$2,003
Debt securities	Held to maturity	2,689	—	(5)	2,684	2,689
Total Unrestricted Investments		$4,692	$—	$(7)	$4,685	$4,692

Other
Equity securities	Trading	$175	$36	$—	$211	$211
Non-marketable equity investments	Equity	2,190	1,978	—	4,168	2,190
Total Other		$2,365	$2,014	$—	$4,379	$2,401
						$254,624

(1)
Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3 of the Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K. Unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability, respectively.

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.

Our investments by classification at March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016		December 31, 2015
Description	Cost	Carrying Value	Cost	Carrying Value
	(in thousands)
Available for sale	$115,364	$148,025	$115,324	$145,715
Held to maturity	107,244	107,244	106,508	106,508
Equity	2,193	2,193	2,190	2,190
Trading	175	210	175	211
Total	$224,976	$257,672	$224,197	$254,624
Contractual maturities of debt securities at March 31, 2016, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Available for sale (1)	$—	$—	$47,092	$—	$47,092
Held to maturity	3,244	104,000	—	—	107,244
Total	$3,244	$104,000	$47,092	$—	$154,336

(1)	The contractual maturities of available for sale debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other
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

Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator. Beginning in June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point. In January 2015, we began capitalizing interest with respect to the facility upon commencement of permanent construction. Through March 31, 2016, we capitalized construction costs related to Wildcat Point totaling $559.0 million, including $19.0 million of capitalized interest.
FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate in order to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. We received an initial decision from the hearing judge on April 13, 2015. The hearing judge found many components of the formula rate to be just and reasonable. We believe all components of the formula rate are just and reasonable and addressed the components the hearing judge found to be unjust and unreasonable in our brief on exceptions. Briefs on exceptions to the initial decision and briefs opposing exceptions to the initial decision were filed in 2015.

The FERC commissioners have the ultimate authority in this proceeding and they have no timetable to issue a final order. Our formula rate remains in effect subject to refund pending a final order from FERC. If a refund is ultimately determined, we believe it will result in a reallocation of costs among our member distribution cooperatives.

Recovery of Costs from PJM
On June 23, 2014, we filed a petition at FERC seeking recovery from PJM of approximately $14.9 million of unreimbursed costs, which were incurred during the first quarter of 2014 related to the dispatch of our combustion turbine generating facilities. On June 9, 2015, FERC denied our petition, on July 9, 2015, we filed a request for rehearing, and on August 10, 2015, FERC issued an order granting rehearing for the limited purpose of FERC's further consideration of the matter. On March 1, 2016, FERC denied our request for rehearing and on April 11, 2016, we filed a Petition for Review in the U.S. Court of Appeals for the District of Columbia Circuit. We have not recorded a receivable related to this matter.

Revolving Credit Facility
We maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement extend until March 5, 2019. At March 31, 2016, and December 31, 2015, we did not have any borrowings outstanding under this facility. At March 31, 2016, and December 31, 2015, we had letters of credit outstanding in the amount of $12.2 million and $8.2 million, respectively.
Limited Exception under Wholesale Power Contracts
We have wholesale power contracts with each of our member distribution cooperatives. Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions. One of the limited exceptions permits the member distribution cooperatives to receive up to the greater of 5% of their power requirements or 5 MW from owned generation or other suppliers. As of March 31, 2016, our member distribution cooperatives collectively received approximately 9 MW under this exception. Beginning in May 2016, our member distribution cooperatives will collectively receive approximately 60 MW under this exception. We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.
New Accounting Pronouncements

We adopted Accounting Standards Update 2015-03 Interest-Imputation of Interest (Subtopic 835-30) for the fiscal year beginning January 1, 2016. Debt issuance costs related to a recognized debt liability are presented on our Condensed Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt issuance costs were previously presented as an asset in deferred charges-other on our Condensed Consolidated Balance Sheet. We have reclassified debt issuance costs in the prior year's Condensed Consolidated Balance Sheet to conform to the current year's presentation. Debt issuance costs related to a recognized debt liability were $6.7 million and $6.8 million for March 31, 2016, and December 31, 2015, respectively, and are included as a direct deduction to long-term debt.

We adopted Accounting Standards Update 2015-07 Fair Value Measurement (Topic 820) for the fiscal year beginning January 1, 2016. This update affects the presentation of investments for which fair value is measured at net asset value per share (or its equivalent) as a practical expedient. See Note 2 - Fair Value Measurements above.

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
Critical Accounting Policies
As of March 31, 2016, there have been no significant changes in our critical accounting policies as disclosed in our 2015 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.
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

Our results for the three months ended March 31, 2016, were primarily impacted by: milder weather, which decreased our need for purchased power; the change in deferred energy; and our continued investment in Wildcat Point.

•	Purchased power expense decreased $50.0 million, or 26.4%, due to decreased volume of purchased energy as well as decreased average cost of purchased energy.

•
Deferred energy expense changed $25.5 million. Deferred energy expense represents the difference between energy revenues and energy expenses. For the three months ended March 31, 2016, we had an over-collection of $1.5 million as compared to an under-collection of $24.0 million for the same period in 2015. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2015 Annual Report on Form 10-K.

•
During the three months ended March 31, 2016, we capitalized $70.3 million of construction costs related to Wildcat Point. Through March 31, 2016, capitalized construction costs related to Wildcat Point totaled $559.0 million.

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

Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator. Beginning in June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point. In January 2015, we began capitalizing interest with respect to the facility upon commencement of permanent construction. Through March 31, 2016, we capitalized construction costs related to Wildcat Point totaling $559.0 million, including $19.0 million of capitalized interest.
Limited Exception under Wholesale Power Contracts
We have wholesale power contracts with each of our member distribution cooperatives. Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions. One of the limited exceptions permits the member distribution cooperatives to receive up to the greater of 5% of their power requirements or 5 MW from owned generation or other suppliers. As of March 31, 2016, our member distribution cooperatives collectively received approximately 9 MW under this exception. Beginning in May 2016, our member distribution cooperatives will collectively receive approximately 60 MW under this exception. We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows. For further discussion on Wholesale Power Contracts, see “Business—Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1 of our 2015 Annual Report on Form 10-K.
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
The rates we charge our member distribution cooperatives for sales of energy and demand are determined by a formula rate accepted by FERC, which is intended to permit collection of revenues which will equal the sum of:

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
Energy costs, which are primarily variable costs, such as nuclear, coal, and natural gas fuel costs and the energy costs under our power purchase contracts with third parties, are recovered through two separate rates, the base energy rate and the energy adjustment rate. Effective January 1, 2014, pursuant to FERC’s acceptance of revisions to the formula rate as issued in FERC’s December 2, 2013 order, the base energy rate is developed annually to collect energy costs as estimated in our budget including amounts in the deferred energy account from the prior year. As of January 1 of each year, the energy adjustment rate will be zero. With board approval, we can revise the energy adjustment rate at any time during the year if it becomes apparent that the combined base energy rate and the current energy adjustment rate are over-collecting or under-collecting our actual and anticipated energy costs. See “FERC Proceeding Related to Formula Rate” in “Legal Proceedings” in Part II, Item 1.
Demand costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, and our margin requirements and additional equity contributions approved by our board of directors are recovered through our demand rates. The formula rate allows us to change the actual demand rates we charge as our demand-related costs change, without FERC approval, with the exception of decommissioning cost, which is a fixed number in the formula rate that requires FERC approval prior to any adjustment. FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula. Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates. Effective January 1, 2014, pursuant to FERC’s acceptance of the revisions to the formula rate as issued in FERC’s December 2, 2013 order, we collect our total demand costs through the following three separate rates:

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

For the three months ended March 31, 2016 and 2015, we recorded a reduction in operating revenues of $3.2 million, and $11.0 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges. For further discussion of Margin Stabilization, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 of our 2015 Annual Report on Form 10-K.
Weather
Weather affects the demand for electricity. Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively. Mild weather generally reduces the demand because heating and air conditioning systems are operated less. Weather also plays a role in the price of market energy through its effects on the market price for fuel, particularly natural gas. Heating and cooling degree days are measurement tools used to quantify the need to utilize heating or cooling, respectively, for a building. The heating and cooling degree days for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,		%
	2016	2015	Change
Heating degree days	1,904	2,569	(25.9)
Cooling degree days	—	—	—

Power Supply Resources
We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016		2015
	(in MWh and percentages)
Generated:
Clover	719,306	19.7%	654,814	16.0%
North Anna	433,203	11.9	418,383	10.2
Louisa	64,220	1.8	51,016	1.3
Marsh Run	83,902	2.3	89,944	2.2
Rock Springs	16	—	5,675	0.1
Distributed Generation	46	—	337	—
Total Generated	1,300,693	35.7	1,220,169	29.8
Purchased:
Other than renewable:
Long-term and short-term	1,931,298	52.9	2,369,279	57.8
Spot market	167,708	4.6	259,998	6.4
Total Other than renewable	2,099,006	57.5	2,629,277	64.2
Renewable (1)	248,216	6.8	246,636	6.0
Total Purchased	2,347,222	64.3	2,875,913	70.2
Total Available Energy	3,647,915	100.0%	4,096,082	100.0%

(1)	Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.
Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our baseload generating facilities, Clover and North Anna. Baseload generating facilities, particularly nuclear power plants such as North Anna, generally have relatively high fixed costs. Nuclear facilities operate with relatively low variable costs due to lower fuel costs and technological efficiencies. In addition, coal-fired facilities have relatively low variable costs, as compared to combustion turbine facilities such as Louisa, Marsh Run, and Rock Springs. Our combustion turbine facilities have relatively low fixed costs and greater operational flexibility; however, they may be more expensive to operate and, as a result, are dispatched only when the market price of energy makes their operation economical or when their operation is required by PJM to meet system reliability requirements. Recent prices of natural gas have made the operation of our combustion turbine facilities more economical, resulting in increased dispatch.
Our generating facilities are under dispatch control of PJM. For further discussion on PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2015 Annual Report on Form 10-K. Typically, nuclear facilities are almost always dispatched and coal-fired and combustion turbine facilities are generally dispatched based upon economic factors including the market price of energy, and to meet system reliability requirements.

The operational availability of our owned generating resources for the three months ended March 31, 2016 and 2015, was as follows:

	Three Months Ended March 31,
	2016	2015
Clover	89.8%	75.8%
North Anna	85.8	87.0
Louisa	99.2	94.9
Marsh Run	99.7	99.2
Rock Springs	87.2	97.6
The output of Clover and North Anna for the three months ended March 31, 2016 and 2015, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended March 31,
	2016	2015
Clover	76.5%	70.3%
North Anna	87.8	88.3
The scheduled and unscheduled outages for Clover and North Anna for the three months ended March 31, 2016 and 2015, were as follows:

	Clover		North Anna
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(in days)		(in days)
Scheduled	—	42.1	25.9	20.5
Unscheduled	18.6	1.4	—	2.8
Total	18.6	43.5	25.9	23.3

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
Sales to TEC
In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which ODEC is the primary beneficiary. The financial statements of TEC are consolidated and the intercompany balances are eliminated in consolidation. TEC’s sales to third parties are reflected as non-member revenues; however, in 2016 and 2015, TEC had no sales to third parties.
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

Results of Operations
Operating Revenues
Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. Our operating revenues by type of purchaser for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues (1)	$149,972	$189,444
Demand revenues	93,339	94,120
Total revenues from sales to member distribution cooperatives	243,311	283,564
Non-members (2)	13,148	8,692
Total operating revenues	$256,459	$292,256

Average cost of energy to member distribution cooperatives (per MWh)	$44.58	$48.42
Average cost of demand to member distribution cooperatives (per MWh)	27.75	24.06
Average total cost to member distribution cooperatives (per MWh)	$72.33	$72.48

(1)	Includes sales of renewable energy credits of $0.6 million and $0.2 million, for the three months ended March 31, 2016 and 2015, respectively.

(2)	Includes sales of renewable energy credits of $6.4 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.
Our energy sales in MWh to our member distribution cooperatives and non-members for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016	2015
	(in MWh)
Energy sales to:
Member distribution cooperatives	3,363,895	3,912,109
Non-members	256,267	166,636
Total energy sales	3,620,162	4,078,745
Our energy sales in MWh to our member distribution cooperatives for the three months ended March 31, 2016, were 14.0% lower as compared to the same period in 2015, primarily as a result of milder weather in 2016 as compared to 2015.
Our energy sales in MWh to non-members for the three months ended March 31, 2016, were 53.8% higher, as compared to the same period in 2015 as the result of the increase in the volume of excess purchased and generated energy.
Total revenues from sales to our member distribution cooperatives for the three months ended March 31, 2016, decreased $40.3 million, or 14.2%, as compared to the same period in 2015, substantially due to the $39.5 million, or 20.8%, decrease in energy revenues as a result of the 14.0% decrease in the volume of MWh sales to our member distribution cooperatives as well as the 7.9% decrease in the average cost of energy to our member distribution cooperatives.
The average total cost to member distribution cooperatives is affected by changes in our revenues as well as energy sales volumes. Our average total cost to member distribution cooperatives per MWh for the three months ended March 31, 2016, was relatively flat as compared to the same period in 2015.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2015	(0.3)
July 1, 2015	(2.9)
January 1, 2016	(5.4)
April 1, 2016	(6.8)
Non-member revenue for the three months ended March 31, 2016, increased $4.5 million, or 51.3%, as compared to the same period in 2015, primarily due to a $5.5 million increase in sales of renewable energy credits partially offset by a $1.0 million decrease in revenue from sales of excess energy. The decrease in revenue from sales of excess energy was due to a 43.8% decrease in the average price of excess energy, partially offset by a 53.8% increase in the volume of excess energy sales. We primarily sell excess energy to PJM at the prevailing market price at the time of sale. Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, and changes in market conditions.
Operating Expenses
The following is a summary of the components of our operating expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Fuel	$34,322	$43,576
Purchased power	139,282	189,278
Transmission	31,588	27,085
Deferred energy	1,545	(23,977)
Operations and maintenance	12,559	15,925
Administrative and general	10,639	10,517
Depreciation and amortization	11,538	10,674
Amortization of regulatory asset/(liability), net	(569)	794
Accretion of asset retirement obligations	1,210	1,080
Taxes, other than income taxes	2,121	2,111
Total Operating Expenses	$244,235	$277,063
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
Total operating expenses decreased $32.8 million, or 11.8%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease for the three months ended March 31, 2016, was primarily due to decreases in purchased power and fuel expenses, partially offset by the increase in deferred energy expense.

•
Purchased power expense, which includes the cost of purchased energy and capacity, decreased $50.0 million, or 26.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. The volume of purchased energy decreased 18.4% and the average cost of purchased energy decreased 12.6% for the three months ended March 31, 2016, as compared to the same period in 2015. Additionally, in 2016, we recorded a $7.7 million reduction to purchased power expense as a result of a billing dispute settlement with Virginia Power.

•
Fuel expense decreased $9.3 million, or 21.2%, for the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to the 45.5% decrease in the average cost of fuel for our combustion turbine facilities.

•
Deferred energy expense increased $25.5 million for the three months ended March 31, 2016, as compared to the same period in 2015. For three months ended March 31, 2016, we over-collected $1.5 million whereas for the three months ended March 31, 2015, we under-collected $24.0 million. Deferred energy expense represents the difference between energy revenues and energy expenses. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2015 Annual Report on Form 10-K.

Other Items
Investment Income
Investment income decreased $1.2 million, or 89.6%, for the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to lower income earned on our nuclear decommissioning trust.
Interest Charges, Net
The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest. The major components of interest charges, net for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest on long-term debt	$(14,279)	$(14,115)
Interest on revolving credit facility	(148)	(257)
Other interest	(335)	(101)
Total interest charges	(14,762)	(14,473)
Allowance for borrowed funds used during construction	6,397	1,705
Interest charges, net	$(8,365)	$(12,768)
Interest charges, net decreased for the three months ended March 31, 2016, by $4.4 million, or 34.5%, as compared to the same period in 2015, due to the increase in allowance for borrowed funds used during construction (capitalized interest) primarily related to Wildcat Point.
Net Margin Attributable to ODEC
Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three months ended March 31, 2016, as compared to the same period in 2015.
Financial Condition
The principal changes in our financial condition from December 31, 2015 to March 31, 2016, were caused by increases in construction work in progress and accrued expenses and the decrease in accounts receivable-members.

•	Construction work in progress increased $55.3 million primarily due to expenditures related to Wildcat Point.

•	Accrued expenses increased $15.2 million primarily due to accrued interest on long-term debt.

•	Accounts receivable-members decreased $12.4 million primarily due to the decrease in sales in March 2016 as compared to December 2015.

Liquidity and Capital Resources
Sources
Cash generated by our operations, periodic borrowings under our credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.
Operations
During the first three months of 2016 and 2015, our operating activities provided cash flows of $43.9 million and $53.7 million, respectively. Operating activities in 2016 were primarily impacted by the following:

•	Current assets changed $13.4 million primarily due to the $12.4 million change in accounts receivable-members.

•	Current liabilities changed $9.8 million substantially due to the $15.2 million increase in accrued expenses, partially offset by the $4.7 million decrease in accounts payable-members.

Revolving Credit Facility
We maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs. Commitments under this syndicated credit agreement extend until March 5, 2019. At March 31, 2016, and December 31, 2015, we did not have any borrowings outstanding under this facility. At March 31, 2016, and December 31, 2015, we had letters of credit outstanding in the amount of $12.2 million and $8.2 million, respectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
No material changes occurred in our exposure to market risk during the first quarter of 2016.
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

OLD DOMINION ELECTRIC COOPERATIVE
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
FERC Proceeding Related to Formula Rate
On September 30, 2013, we filed with FERC to revise our cost-based formula rate in order to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us. On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing. On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures. We received an initial decision from the hearing judge on April 13, 2015. The hearing judge found many components of the formula rate to be just and reasonable. We believe all components of the formula rate are just and reasonable and addressed the components the hearing judge found to be unjust and unreasonable in our brief on exceptions. Briefs on exceptions to the initial decision and briefs opposing exceptions to the initial decision were filed in 2015. The FERC commissioners have the ultimate authority in this proceeding and they have no timetable to issue a final order. Our formula rate remains in effect subject to refund pending a final order from FERC. If a refund is ultimately determined, we believe it will result in a reallocation of costs among our member distribution cooperatives.
Other Matters
Other than legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our 2015 Annual Report on Form 10-K, which could affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 5. OTHER INFORMATION
Recovery of Costs from PJM
On June 23, 2014, we filed a petition at FERC seeking recovery from PJM of approximately $14.9 million of unreimbursed costs, which were incurred during the first quarter of 2014 related to the dispatch of our combustion turbine generating facilities. On June 9, 2015, FERC denied our petition, on July 9, 2015, we filed a request for rehearing, and on August 10, 2015, FERC issued an order granting rehearing for the limited purpose of FERC's further consideration of the matter. On March 1, 2016, FERC denied our request for rehearing and on April 11, 2016, we filed a Petition for Review in the U.S. Court of Appeals for the District of Columbia Circuit. We have not recorded a receivable related to this matter.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 10, 2016	/s/ Robert L. Kees
Robert L. Kees
Senior Vice President and Chief Financial Officer
(Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document