Form 10-Q
period 2016-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2016-08-09
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,741,729	$1,722,477
Less accumulated depreciation	(835,425)	(821,947)
Net Property, plant, and equipment	906,304	900,530
Nuclear fuel, at amortized cost	19,067	15,720
Construction work in progress	658,038	541,323
Net Electric Plant	1,583,409	1,457,573
Investments:
Nuclear decommissioning trust	151,224	145,715
Lease deposits	103,295	101,816
Unrestricted investments and other	7,099	7,093
Total Investments	261,618	254,624
Current Assets:
Cash and cash equivalents	1,923	58,383
Accounts receivable	4,810	10,960
Accounts receivable–deposits	—	1,200
Accounts receivable–members	78,589	83,248
Fuel, materials, and supplies	60,830	63,829
Prepayments and other	3,051	4,683
Total Current Assets	149,203	222,303
Deferred Charges:
Regulatory assets	53,530	61,073
Other	2,229	6,026
Total Deferred Charges	55,759	67,099
Total Assets	$2,049,989	$2,001,599
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$396,884	$390,976
Non-controlling interest	5,712	5,704
Total Patronage capital and Non-controlling interest	402,596	396,680
Long-term debt	1,018,149	1,017,926
Revolving credit facility	66,600	—
Total long-term debt and revolving credit facility	1,084,749	1,017,926
Total Capitalization	1,487,345	1,414,606
Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	131,579	109,887
Accounts payable–members	62,326	98,462
Accrued expenses	7,265	5,580
Deferred energy	38,249	27,835
Total Current Liabilities	267,711	270,056
Deferred Credits and Other Liabilities:
Asset retirement obligations	120,579	118,200
Obligations under long-term lease	93,774	90,622
Regulatory liabilities	78,740	73,702
Other	1,840	34,413
Total Deferred Credits and Other Liabilities	294,933	316,937
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,049,989	$2,001,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Operating Revenues	$199,149	$249,341	$455,608	$541,597
Operating Expenses:
Fuel	30,266	35,652	64,588	79,228
Purchased power	80,999	107,155	220,281	296,433
Transmission	30,772	28,073	62,360	55,158
Deferred energy	8,869	25,671	10,414	1,694
Operations and maintenance	12,618	12,910	25,177	28,835
Administrative and general	10,156	9,974	20,795	20,491
Depreciation and amortization	11,630	11,527	23,168	22,201
Amortization of regulatory asset/(liability), net	646	792	77	1,586
Accretion of asset retirement obligations	1,211	1,292	2,421	2,372
Taxes, other than income taxes	2,098	2,081	4,219	4,192
Total Operating Expenses	189,265	235,127	433,500	512,190
Operating Margin	9,884	14,214	22,108	29,407
Other expense, net	(905)	(823)	(1,949)	(1,687)
Investment income	1,327	1,624	1,465	2,956
Interest charges, net	(7,341)	(12,012)	(15,706)	(24,780)
Income taxes	(2)	(2)	(3)	(2)
Net Margin including Non-controlling interest	2,963	3,001	5,915	5,894
Non-controlling interest	(8)	(9)	(7)	(8)
Net Margin attributable to ODEC	2,955	2,992	5,908	5,886
Patronage Capital - Beginning of Period	393,929	381,991	390,976	379,097
Patronage Capital - End of Period	$396,884	$384,983	$396,884	$384,983

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$5,915	$5,894
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	23,168	22,201
Other non-cash charges	9,216	9,113
Amortization of lease obligations	3,152	2,944
Interest on lease deposits	(1,479)	(1,441)
Change in current assets	16,640	(13,494)
Change in deferred energy	10,414	1,694
Change in current liabilities	(49,221)	25,469
Change in regulatory assets and liabilities	8,339	3,793
Change in deferred charges-other and deferred credits and other liabilities-other	104	5,239
Net Cash Provided by Operating Activities	26,248	61,412
Investing Activities:
Purchases of held to maturity securities	—	(130,000)
Proceeds from sale of held maturity securities	—	100,000
Increase in other investments	(1,270)	(2,909)
Electric plant additions	(148,038)	(113,038)
Net Cash Used for Investing Activities	(149,308)	(145,947)
Financing Activities:
Issuance of long-term debt	—	332,000
Debt issuance costs	—	(1,754)
Draws on revolving credit facility	92,100	104,000
Repayments on revolving credit facility	(25,500)	(190,000)
Net Cash Provided by Financing Activities	66,600	244,246
Net Change in Cash and Cash Equivalents	(56,460)	159,711
Cash and Cash Equivalents - Beginning of Period	58,383	1,424
Cash and Cash Equivalents - End of Period	$1,923	$161,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2016, our consolidated results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015.  The consolidated results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.7 million at June 30, 2016 and December 31, 2015.  The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Observable
	June 30,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$48,583	$48,583	$—	$—
Nuclear decommissioning trust - Net Asset Value (1)(2)	102,641	—	—	—
Unrestricted investments and other (3)	215	—	215	—
Derivatives - gas and power (4)	1,592	1,592	—	—
Total Financial Assets	$153,031	$50,175	$215	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Observable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$46,051	$46,051	$—	$—
Nuclear decommissioning trust - Net Asset Value (1)(2)	99,664	—	—	—
Unrestricted investments and other (3)	211	—	211	—
Total Financial Assets	$145,926	$46,051	$211	$—

Derivatives - gas and power (4)	$3,653	$3,653	$—	$—
Total Financial Liabilities	$3,653	$3,653	$—	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.
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
(4)

Derivatives - gas and power represent natural gas futures contracts which are indexed against NYMEX.  For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.

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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

		As of	As of
		June 30, 2016	December 31, 2015
Commodity	Unit of Measure	Quantity	Quantity
Natural Gas	MMBTU	9,480,000	10,620,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of June 30,	As of December 31,
	Balance Sheet Location	2016	2015
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$1,592	$—
Total derivatives in an asset position		$1,592	$—

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$—	$3,653
Total derivatives in a liability position		$—	$3,653

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Six Months Ended June 30, 2016 and 2015

Amount of Gain	Amount of Gain
Amount of Gain	Location of	(Loss) Reclassified	(Loss) Reclassified
(Loss) Recognized	Gain (Loss)	from Regulatory	from Regulatory
in Regulatory	Reclassified	Asset/Liability	Asset/Liability
Asset/Liability for	from Regulatory	into Income for	into Income for
Derivatives Accounted for	Derivatives as of	Asset/Liability	the Three Months	the Six Months
Utilizing Regulatory Accounting	June 30,	into Income	Ended June 30,	Ended June 30,
2016	2015	2016	2015	2016	2015
(in thousands)	(in thousands)	(in thousands)
Natural gas futures contracts (1)	$2,093	$(4,663)	Fuel	$(1,475)	$(952)	$(2,498)	$(1,658)
Purchased power contracts	—	—	Purchased Power	—	—	—	(14)
Total	$2,093	$(4,663)	$(1,475)	$(952)	$(2,498)	$(1,672)

(1)

As of June 30, 2016, includes $0.5 million of gain on NYMEX contracts designated for July 2016 that were physically sold in June 2016 and the impact on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital has been deferred until July 2016.

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

4.	Investments

Investments were as follows at June 30, 2016 and December 31, 2015:

			Gross	Gross
			Unrealized	Unrealized	Fair	Carrying
Description	Designation	Cost	Gains	Losses	Value	Value
		(in thousands)
June 30, 2016
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$43,511	$4,927	$—	$48,438	$48,438
Equity securities	Available for sale	72,936	30,993	(1,288)	102,641	102,641
Cash and other	Available for sale	145	—	—	145	145
Total Nuclear Decommissioning Trust		$116,592	$35,920	$(1,288)	$151,224	$151,224

Lease Deposits (2)
Government obligations	Held to maturity	$103,295	$4,998	$—	$108,293	$103,295
Total Lease Deposits		$103,295	$4,998	$—	$108,293	$103,295

Unrestricted investments
Government obligations	Held to maturity	$2,002	$4	$—	$2,006	$2,002
Debt securities	Held to maturity	2,689	18	—	2,707	2,689
Total Unrestricted Investments		$4,691	$22	$—	$4,713	$4,691

Other
Equity securities	Trading	$176	$39	$—	$215	$215
Non-marketable equity investments	Equity	2,193	2,071	—	4,264	2,193
Total Other		$2,369	$2,110	$—	$4,479	$2,408
						$261,618
December 31, 2015
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$42,898	$2,940	$—	$45,838	$45,838
Equity securities	Available for sale	72,213	29,164	(1,713)	99,664	99,664
Cash and other	Available for sale	213	—	—	213	213
Total Nuclear Decommissioning Trust		$115,324	$32,104	$(1,713)	$145,715	$145,715

Lease Deposits (2)
Government obligations	Held to maturity	$101,816	$4,428	$—	$106,244	$101,816
Total Lease Deposits		$101,816	$4,428	$—	$106,244	$101,816

Unrestricted investments
Government obligations	Held to maturity	$2,003	$—	$(2)	$2,001	$2,003
Debt securities	Held to maturity	2,689	—	(5)	2,684	2,689
Total Unrestricted Investments		$4,692	$—	$(7)	$4,685	$4,692

Other
Equity securities	Trading	$175	$36	$—	$211	$211
Non-marketable equity investments	Equity	2,190	1,978	—	4,168	2,190
Total Other		$2,365	$2,014	$—	$4,379	$2,401
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

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.

Our investments by classification at June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016		December 31, 2015
		Carrying		Carrying
Description	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Available for sale	$116,592	$151,224	$115,324	$145,715
Held to maturity	107,986	107,986	106,508	106,508
Equity	2,193	2,193	2,190	2,190
Trading	176	215	175	211
Total	$226,947	$261,618	$224,197	$254,624

Contractual maturities of debt securities at June 30, 2016, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Available for sale (1)	$—	$—	$48,438	$—	$48,438
Held to maturity	3,299	104,687	—	—	107,986
Total	$3,299	$104,687	$48,438	$—	$156,424

(1)	The contractual maturities of available for sale debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

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

Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator.  In June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point.  In January 2015, we began capitalizing interest with respect to the facility upon commencement of permanent construction.  Through June 30, 2016, we capitalized construction costs related to Wildcat Point totaling $626.4 million, including $26.3 million of capitalized interest.

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

Revolving Credit Facility

We maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs.  Commitments under this syndicated credit agreement extend until March 5, 2019.  At June 30, 2016, we had $66.6 million outstanding under this facility.  At December 31, 2015, we did not have any borrowings outstanding under this facility.  At June 30, 2016 and December 31, 2015, we had letters of credit outstanding in the amount of $5.2 million and $8.2 million, respectively.

Limited Exception under Wholesale Power Contracts

We have a wholesale power contract with each of our member distribution cooperatives.   Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions.  One of the limited exceptions permits the member distribution cooperatives to receive up to the greater of 5% of their power requirements or 5 MW from owned generation or other suppliers.  As of March 31, 2016, our member distribution cooperatives collectively received approximately 9 MW under this exception.  Beginning May 1, 2016, our member distribution cooperatives collectively receive approximately 60 MW under this exception.  We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.

Retail Choice in Virginia

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year.  Currently, no customer of our member distribution cooperatives has elected to choose an alternate supplier under this provision.  Retail choice is also available to any customer whose noncoincident peak demand exceeds 90 MW.  Beginning June 1, 2016, Bear Island, a commercial customer of REC and the only customer of any of our member distribution cooperatives that has noncoincident peak demand that exceeds 90 MW, elected to purchase its power requirements from an alternate supplier.  During 2015, Bear Island represented approximately 3.3% of our revenues from our member distribution cooperatives.  We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.

New Accounting Pronouncements

We adopted Accounting Standards Update 2015-03 Interest-Imputation of Interest (Subtopic 835-30) for the fiscal year beginning January 1, 2016.  Debt issuance costs related to a recognized debt liability are presented on our Condensed Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Debt issuance costs were previously presented as an asset in deferred charges-other on our Condensed Consolidated Balance Sheet.  We have reclassified debt issuance costs in the prior year's Condensed Consolidated Balance Sheet to conform to the current year's presentation.  Debt issuance costs related to a recognized debt liability were $6.6 million and $6.8 million for June 30, 2016 and December 31, 2015, respectively, and are included as a direct deduction to long-term debt.

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

Critical Accounting Policies

As of June 30, 2016, there have been no significant changes in our critical accounting policies as disclosed in our 2015 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results for the three and six months ended June 30, 2016, were primarily impacted by milder weather in 2016 as compared to 2015, which contributed to decreased member distribution cooperatives’ requirements for power and our need for purchased power, and our continued investment in Wildcat Point.  Additionally, our energy sales volume to member distribution cooperatives decreased due to the exercise of a limited exception provision in our wholesale power contract and the election of an alternate supplier under retail choice in Virginia.

•

Purchased power expense decreased $26.2 million, or 24.4%, and $76.2 million, or 25.7%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to decreased volume of purchased energy as well as decreased average cost of purchased energy.

•

During the six months ended June 30, 2016, we capitalized $137.7 million of construction costs related to Wildcat Point.  Through June 30, 2016, capitalized construction costs related to Wildcat Point totaled $626.4 million.

•

Energy sales volume to member distribution cooperatives decreased 7.9% and 11.5% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.  Effective May 1, 2016, one of our member distribution cooperatives elected to purchase 51 MW from an alternate supplier in accordance with a limited exception provision in our wholesale power contract.  Additionally, effective June 1, 2016, Bear Island, a commercial customer of REC, elected to purchase its power requirements from an alternate supplier.  Collectively, this reduction in our member distribution cooperatives’ requirement for power from us accounted for approximately 55% and 16% of the energy sales volume decrease for the three and six months ended June 30, 2016, respectively.

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

Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator.  In June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point.  In January 2015, we began capitalizing interest with respect to the facility upon commencement of permanent construction.  Through June 30, 2016, we capitalized construction costs related to Wildcat Point totaling $626.4 million, including $26.3 million of capitalized interest.

Limited Exception under Wholesale Power Contracts

We have a wholesale power contract with each of our member distribution cooperatives.  Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions.  One of the limited exceptions permits the member distribution cooperatives to receive up to the greater of 5% of their power requirements or 5 MW from owned generation or other suppliers.  As of March 31, 2016, our member distribution cooperatives collectively received approximately 9 MW under this exception.  Beginning May 1, 2016, our member distribution cooperatives collectively receive approximately 60 MW under this exception.  We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.  For further discussion on Wholesale Power Contracts, see “Business—Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1 of our 2015 Annual Report on Form 10-K.

Retail Choice in Virginia

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year.  Currently, no customer of our member distribution cooperatives has elected to choose an alternate supplier under this provision.  Retail choice is also available to any customer whose noncoincident peak demand exceeds 90 MW.  Beginning June 1, 2016, Bear Island, a commercial customer of REC and the only customer of any of our member distribution cooperatives that has noncoincident peak demand that exceeds 90 MW, elected to purchase its power requirements from an alternate supplier.  During 2015, Bear Island represented approximately 3.3% of our revenues from our member distribution cooperatives.  We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.  For further discussion on Retail Choice in Virginia, see “Business—Members—Member Distribution Cooperatives—Competition” in Item 1 of our 2015 Annual Report on Form 10-K.

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

For the three and six months ended June 30, 2016, we recorded an increase in operating revenues of $0.9 million and a reduction in operating revenues of $2.2 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.  For the three and six months ended June 30, 2015, we recorded an increase in operating revenues of $4.2 million and a reduction in operating revenues of $6.9 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.

Weather

Weather affects the demand for electricity.  Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively.  Mild weather generally reduces the demand because heating and air conditioning systems are operated less.  Weather also plays a role in the price of market energy through its effects on the market price for fuel, particularly natural gas.  Heating and cooling degree days are measurement tools used to quantify the need to utilize heating or cooling, respectively, for a building.  The heating and cooling degree days for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Heating degree days	183	139	31.7%	2,087	2,708	(22.9)%
Cooling degree days	264	453	(41.7)%	264	453	(41.7)%

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	641,421	23.5%	558,291	17.3%	1,360,727	21.3%	1,213,105	16.6%
North Anna	462,414	17.0	481,407	14.9	895,617	14.1	899,790	12.3
Louisa	88,559	3.2	103,019	3.2	152,779	2.4	154,035	2.1
Marsh Run	47,951	1.8	237,471	7.4	131,853	2.1	327,415	4.4
Rock Springs	37,554	1.4	102,331	3.2	37,570	0.6	108,006	1.5
Distributed Generation	57	—	217	—	103	—	554	—
Total Generated	1,277,956	46.9	1,482,736	46.0	2,578,649	40.5	2,702,905	36.9
Purchased:
Other than renewable:
Long-term and short-term	1,068,470	39.2	1,468,287	45.6	2,999,768	47.1	3,837,566	52.4
Spot market	216,738	8.0	101,028	3.1	384,446	6.0	361,026	5.0
Total Other than renewable	1,285,208	47.2	1,569,315	48.7	3,384,214	53.1	4,198,592	57.4
Renewable (1)	161,688	5.9	171,055	5.3	409,904	6.4	417,691	5.7
Total Purchased	1,446,896	53.1	1,740,370	54.0	3,794,118	59.5	4,616,283	63.1
Total Available Energy	2,724,852	100.0%	3,223,106	100.0%	6,372,767	100.0%	7,319,188	100.0%

(1)	Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

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

The operational availability of our owned generating resources for the three and six months ended June 30, 2016 and 2015, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Clover	78.9%	74.7%	84.4%	75.2%
North Anna	94.9	98.6	90.3	92.9
Louisa	97.8	99.4	98.5	97.1
Marsh Run	93.5	93.0	96.6	96.1
Rock Springs	99.0	99.4	93.1	98.6

The output of Clover and North Anna for the three and six months ended June 30, 2016 and 2015, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Clover	67.9%	59.4%	72.2%	64.8%
North Anna	96.5	100.4	92.1	94.4

The scheduled and unscheduled outages for Clover and North Anna for the three and six months ended June 30, 2016 and 2015, were as follows:

	Clover				North Anna
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in days)		(in days)		(in days)		(in days)
Scheduled	35.1	39.2	35.1	81.4	9.4	—	35.3	20.5
Unscheduled	3.3	7.0	21.9	8.4	—	2.5	—	5.3
Total	38.4	46.2	57.0	89.8	9.4	2.5	35.3	25.8

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

Sales to TEC

In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which ODEC is the primary beneficiary.  The financial statements of TEC are consolidated and the intercompany balances are eliminated in consolidation.  TEC’s sales to third parties are reflected as revenues from sales to non-members; however, in 2016 and 2015, TEC had no sales to third parties.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues by type of purchaser for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues (1)	$107,737	$136,386	$257,709	$325,830
Demand revenues	87,860	91,340	181,199	185,460
Total revenues from sales to member distribution cooperatives	195,597	227,726	438,908	511,290
Non-members (2)	3,552	21,615	16,700	30,307
Total operating revenues	$199,149	$249,341	$455,608	$541,597

Average cost of energy to member distribution cooperatives (per MWh)	$41.81	$48.76	$43.38	$48.56
Average cost of demand to member distribution cooperatives (per MWh)	34.09	32.66	30.50	27.64
Average total cost to member distribution cooperatives (per MWh)	$75.90	$81.42	$73.88	$76.20

(1)

Includes sales of renewable energy credits of $1.0 million and $1.6 million for the three and six months ended June 30, 2016, respectively, and $1.2 million and $1.4 million for the three and six months ended June 30, 2015, respectively.

(2)

Includes sales of renewable energy credits of $0.3 million and $6.7 million for the three and six months ended June 30, 2016, respectively, and $6.6 million and $7.5 million for three and six months ended June 30, 2015, respectively.

Our energy sales in MWh to our member distribution cooperatives and non-members for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	2,576,995	2,797,082	5,940,890	6,709,191
Non-members	122,958	407,920	379,225	574,556
Total energy sales	2,699,953	3,205,002	6,320,115	7,283,747

Our energy sales in MWh to our member distribution cooperatives for the three and six months ended June 30, 2016, were 7.9% and 11.5% lower, respectively, as compared to the same periods in 2015. We experienced milder weather during the first half of 2016 as compared to the first half of 2015.  Also, effective May 1, 2016, one of our member distribution cooperatives elected to purchase 51 MW from an alternate supplier in accordance with a limited exception provision in our wholesale power contract.  Additionally, effective June 1, 2016, Bear Island, a commercial customer of REC, elected to purchase its power requirements from an alternate supplier.  Collectively, this reduction in our member distribution cooperatives’ requirement for power from us accounted for approximately 55% and 16% of the energy sales volume decrease for the three and six months ended June 30, 2016, respectively.

Our energy sales in MWh to non-members for the three and six months ended June 30, 2016, were 69.9% and 34.0% lower, respectively, as compared to the same periods in 2015 as the result of the decrease in the volume of excess purchased and generated energy.

Total revenues from sales to our member distribution cooperatives for the three months ended June 30, 2016, decreased $32.1 million, or 14.1%, as compared to the same period in 2015, substantially due to the $28.6 million, or 21.0%, decrease in energy revenues.  The decrease in energy revenues, is due to the 14.3% decrease in the average cost of energy and the 7.9% decrease in the energy sales volume.  Total revenues from sales to our member distribution cooperatives for the six months ended June 30, 2016, decreased $72.4 million, or 14.2%, as compared to the same period in 2015, substantially due to the $68.1 million, or 20.9%, decrease in energy revenues.  The decrease in energy revenues is due to the 11.5% decrease in the energy sales volume and the 10.7% decrease in the average cost of energy.

The average total cost to member distribution cooperatives is affected by changes in our revenues as well as energy sales volumes.  Our average total cost to member distribution cooperatives per MWh for the three and six months ended June 30, 2016, was 6.8% and 3.0% lower, respectively, as compared to the same periods in 2015, substantially as a result of the decrease in our total energy rate.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2015	(0.3)
July 1, 2015	(2.9)
January 1, 2016	(5.4)
April 1, 2016	(6.8)

Revenues from sales to non-members for the three months ended June 30, 2016, decreased $18.1 million, or 83.6%, as compared to the same period in 2015, due to an $11.8 million decrease in revenue from sales of excess energy and a $6.3 million decrease in revenue from sales of renewable energy credits.  The decrease in revenue from sales of excess energy was due to a 69.9% decrease in the volume of excess energy sales and a 27.4% decrease in the average price of excess energy.  Revenues from sales to non-members for the six months ended June 30, 2016, decreased $13.6 million, or 44.9%, as compared to the same period in 2015, primarily due to a $12.8 million decrease in revenue from sales of excess energy.  The decrease in revenue from sales of excess energy was due to a 34.0% decrease in the volume of excess energy sales and a 32.8% decrease in the average price of excess energy.  We primarily sell excess energy to PJM at the prevailing market price at the time of sale.  Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, and changes in market conditions.

Operating Expenses

The following is a summary of the components of our operating expenses for three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Fuel	$30,266	$35,652	$64,588	$79,228
Purchased power	80,999	107,155	220,281	296,433
Transmission	30,772	28,073	62,360	55,158
Deferred energy	8,869	25,671	10,414	1,694
Operations and maintenance	12,618	12,910	25,177	28,835
Administrative and general	10,156	9,974	20,795	20,491
Depreciation and amortization	11,630	11,527	23,168	22,201
Amortization of regulatory asset/(liability), net	646	792	77	1,586
Accretion of asset retirement obligations	1,211	1,292	2,421	2,372
Taxes, other than income taxes	2,098	2,081	4,219	4,192
Total Operating Expenses	$189,265	$235,127	$433,500	$512,190

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

Total operating expenses decreased $45.9 million, or 19.5%, and $78.7 million, or 15.4%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.  The decrease for the three months ended June 30, 2016, was primarily due to decreases in purchased power expense, deferred energy expense and fuel expense, partially offset by the increase in transmission expense.  The decrease for the six months ended June 30, 2016, was primarily due to decreases in purchased power expense and fuel expense, partially offset by increases in deferred energy expense and transmission expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $26.2 million, or 24.4%, for the three months ended June 30, 2016, as compared to the same period in 2015.  The volume of purchased energy decreased 16.9% and the average cost of purchased energy decreased 10.5% for the three months ended June 30, 2016, as compared to the same period in 2015.  Purchased power expense decreased $76.2 million, or 25.7%, for the six months ended June 30, 2016, as compared to the same period in 2015.  The volume of purchased energy decreased 17.8% and the average cost of purchased energy decreased 11.9%.

•

Deferred energy expense decreased $16.8 million for the three months ended June 30, 2016, as compared to the same period in 2015.  For the three months ended June 30, 2016 and 2015, we over-collected $8.9 million and $25.7 million, respectively.  Deferred energy expense increased $8.7 million for the six months ended June 30, 2016, as compared to the same period in 2015.  For the six months ended June 30, 2016 and 2015, we over-collected $10.4 million and $1.7 million, respectively.  Deferred energy expense represents the difference between energy revenues and energy expenses.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2015 Annual Report on Form 10-K.

•

Fuel expense decreased $5.4 million, or 15.1%, for the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to the 60.7% decrease in the dispatch of our combustion turbine facilities.  Fuel expense decreased $14.6 million, or 18.5%, for the six months ended June 30, 2016, as compared to the same period in 2015.  This decrease was primarily driven by the 45.3% decrease in the dispatch of our combustion turbine facilities and the 6.6% decrease in the average cost of fuel for our combustion turbine facilities.

•

Transmission expense increased $2.7 million, or 9.6%, and $7.2 million, or 13.1%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily due to increases in PJM charges for network transmission services.

Other Items

Investment Income

Investment income decreased $0.3 million, or 18.3%, and $1.5 million, or 50.4%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily due to lower income earned on our nuclear decommissioning trust.

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Interest on long-term debt	$(14,282)	$(14,702)	$(28,561)	$(28,817)
Interest on revolving credit facility	(216)	(124)	(364)	(381)
Other interest	(278)	(133)	(613)	(234)
Total interest charges	(14,776)	(14,959)	(29,538)	(29,432)
Allowance for borrowed funds used during construction	7,435	2,947	13,832	4,652
Interest charges, net	$(7,341)	$(12,012)	$(15,706)	$(24,780)

Interest charges, net decreased $4.7 million, or 38.9%, and $9.1 million, or 36.6%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to the increase in allowance for borrowed funds used during construction (capitalized interest) primarily related to Wildcat Point.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and six months ended June 30, 2016, as compared to the same periods in 2015.

Financial Condition

The principal changes in our financial condition from December 31, 2015 to June 30, 2016, were caused by the increases in construction work in progress, revolving credit facility, accounts payable, and deferred energy, and decreases in accounts payable–members and deferred credits and other liabilities–other.

•	Construction work in progress increased $116.7 million primarily due to expenditures related to Wildcat Point.
•	Revolving credit facility increased $66.6 million due to outstanding borrowings under this facility.
•	Accounts payable increased $21.7 million primarily due to reclassification of the $28.4 million retainage payable related to Wildcat Point to a current liability.
•

Deferred energy increased $10.4 million as a result of the over-collection of our energy costs in 2016.  The deferred energy balance was a liability of $38.2 million and $27.8 million at June 30, 2016 and December 31, 2015, respectively.

•

Accounts payable–members decreased $36.1 million primarily due to the decrease in member prepayments and the decrease in amounts owed to our member distribution cooperatives under Margin Stabilization.

•

Deferred credits and other liabilities–other decreased $32.6 million primarily due to the reclassification of the $28.4 million retainage payable related to Wildcat Point which is now classified as a current liability.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first six months of 2016 and 2015, our operating activities provided cash flows of $26.2 million and $61.4 million, respectively.  Operating activities in 2016 were primarily impacted by the following:

•	Current liabilities changed $49.2 million due to changes in accounts payable–members and accounts payable;
•	Current assets changed $16.6 million primarily due to changes in accounts receivable and accounts receivable–members;
•	Deferred energy changed $10.4 million due to an increase in the over-collection of our energy costs in 2016 as compared to 2015; and
•	Regulatory assets and liabilities changed $8.3 million due to changes in derivative activity.

Revolving Credit Facility

We maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs.  Commitments under this syndicated credit agreement extend until March 5, 2019.  At June 30, 2016, we had $66.6 million outstanding under this facility.  At December 31, 2015, we did not have any borrowings outstanding under this facility.  At June 30, 2016, and December 31, 2015, we had letters of credit outstanding in the amount of $5.2 million and $8.2 million, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2016.

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

Amended and Restated Bylaws

Non-substantive administrative changes were made to our Bylaws, and on July 26, 2016, our board of directors approved the Amended and Restated Bylaws as of July 26, 2016, which are filed as Exhibit 3.1 to this quarterly report.  We have no equity securities registered under Section 12 of the Securities Exchange Act.

ITEM 6.  EXHIBITS

3.1	Amended and Restated Bylaws as of July 26, 2016
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 9, 2016	/s/ Robert L. Kees
Robert L. Kees
Senior Vice President and Chief Financial Officer
(Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws as of July 26, 2016
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document