Form 10-Q
period 2016-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2016-11-10
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,744,164	$1,722,477
Less accumulated depreciation	(846,994)	(821,947)
Net Property, plant, and equipment	897,170	900,530
Nuclear fuel, at amortized cost	16,239	15,720
Construction work in progress	704,730	541,323
Net Electric Plant	1,618,139	1,457,573
Investments:
Nuclear decommissioning trust	156,370	145,715
Lease deposits	103,759	101,816
Unrestricted investments and other	7,070	7,093
Total Investments	267,199	254,624
Current Assets:
Cash and cash equivalents	564	58,383
Accounts receivable	14,885	10,960
Accounts receivable–deposits	—	1,200
Accounts receivable–members	82,624	83,248
Fuel, materials, and supplies	53,526	63,829
Prepayments and other	3,173	4,683
Total Current Assets	154,772	222,303
Deferred Charges:
Regulatory assets	51,606	61,073
Other	1,060	6,026
Total Deferred Charges	52,666	67,099
Total Assets	$2,092,776	$2,001,599
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$399,875	$390,976
Non-controlling interest	5,711	5,704
Total Patronage capital and Non-controlling interest	405,586	396,680
Long-term debt	1,018,263	1,017,926
Revolving credit facility	80,250	—
Total long-term debt and revolving credit facility	1,098,513	1,017,926
Total Capitalization	1,504,099	1,414,606
Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	115,745	109,887
Accounts payable–members	72,508	98,462
Accrued expenses	23,252	5,580
Deferred energy	48,811	27,835
Total Current Liabilities	288,608	270,056
Deferred Credits and Other Liabilities:
Asset retirement obligations	121,772	118,200
Obligations under long-term lease	95,352	90,622
Regulatory liabilities	81,216	73,702
Other	1,729	34,413
Total Deferred Credits and Other Liabilities	300,069	316,937
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,092,776	$2,001,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Operating Revenues	$222,802	$254,265	$678,410	$795,862
Operating Expenses:
Fuel	47,337	48,717	111,925	127,945
Purchased power	86,320	95,339	306,601	391,772
Transmission	30,008	29,456	92,368	84,614
Deferred energy	10,562	31,481	20,976	33,175
Operations and maintenance	13,100	10,750	38,277	39,584
Administrative and general	10,843	9,702	31,638	30,193
Depreciation and amortization	11,686	11,456	34,854	33,657
Amortization of regulatory asset/(liability), net	608	835	685	2,421
Accretion of asset retirement obligations	1,212	1,161	3,633	3,533
Taxes, other than income taxes	2,104	2,071	6,323	6,263
Total Operating Expenses	213,780	240,968	647,280	753,157
Operating Margin	9,022	13,297	31,130	42,705
Other expense, net	(887)	(801)	(2,836)	(2,489)
Investment income	1,712	1,542	3,177	4,498
Interest charges, net	(6,856)	(11,035)	(22,562)	(35,815)
Income taxes	—	1	(3)	(1)
Net Margin including Non-controlling interest	2,991	3,004	8,906	8,898
Non-controlling interest	—	1	(7)	(7)
Net Margin attributable to ODEC	2,991	3,005	8,899	8,891
Patronage Capital - Beginning of Period	396,884	384,983	390,976	379,097
Patronage Capital - End of Period	$399,875	$387,988	$399,875	$387,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$8,906	$8,898
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	34,854	33,657
Other non-cash charges	13,739	13,881
Amortization of lease obligations	4,730	4,418
Interest on lease deposits	(2,229)	(2,174)
Change in current assets	9,712	(21,899)
Change in deferred energy	20,976	33,175
Change in current liabilities	(19,774)	75,756
Change in regulatory assets and liabilities	8,796	3,969
Change in deferred charges-other and deferred credits and other liabilities-other	1,406	6,425
Net Cash Provided by Operating Activities	81,116	156,106
Investing Activities:
Purchases of held to maturity securities	—	(130,000)
Proceeds from sale of held maturity securities	—	130,000
Increase in other investments	(2,152)	(3,769)
Electric plant additions	(217,033)	(223,695)
Net Cash Used for Investing Activities	(219,185)	(227,464)
Financing Activities:
Issuance of long-term debt	—	332,000
Debt issuance costs	—	(1,754)
Draws on revolving credit facility	177,850	104,000
Repayments on revolving credit facility	(97,600)	(190,000)
Net Cash Provided by Financing Activities	80,250	244,246
Net Change in Cash and Cash Equivalents	(57,819)	172,888
Cash and Cash Equivalents - Beginning of Period	58,383	1,424
Cash and Cash Equivalents - End of Period	$564	$174,312

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2016, our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015.  The consolidated results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.7 million at September 30, 2016 and December 31, 2015.  The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Observable
	September 30,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$49,074	$49,074	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	107,296	—	—	—
Unrestricted investments and other (3)	237	—	237	—
Derivatives - gas and power (4)	842	842	—	—
Total Financial Assets	$157,449	$49,916	$237	$—

Derivatives - gas and power (4)	$138	$-	$138	$—
Total Financial Liabilities	$138	$-	$138	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Observable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$46,051	$46,051	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	99,664	—	—	—
Unrestricted investments and other (3)	211	—	211	—
Total Financial Assets	$145,926	$46,051	$211	$—

Derivatives - gas and power (4)	$3,653	$3,653	$—	$—
Total Financial Liabilities	$3,653	$3,653	$—	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.
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
(4)

Derivatives - gas and power represent natural gas futures contracts.  Level 1 are indexed against NYMEX.  Level 2 are valued by ACES using observable market inputs for similar transactions.  For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.

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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

		As of	As of
		September 30, 2016	December 31, 2015
Commodity	Unit of Measure	Quantity	Quantity
Natural Gas	MMBTU	8,430,000	10,620,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of September 30,	As of December 31,
	Balance Sheet Location	2016	2015
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$842	$—
Total derivatives in an asset position		$842	$—

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$138	$3,653
Total derivatives in a liability position		$138	$3,653

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine Months Ended September 30, 2016 and 2015

Amount of Gain	Amount of Gain
Amount of Gain	Location of	(Loss) Reclassified	(Loss) Reclassified
(Loss) Recognized	Gain (Loss)	from Regulatory	from Regulatory
in Regulatory	Reclassified	Asset/Liability	Asset/Liability
Asset/Liability for	from Regulatory	into Income for	into Income for
Derivatives Accounted for	Derivatives as of	Asset/Liability	the Three Months	the Nine Months
Utilizing Regulatory Accounting	September 30,	into Income	Ended September 30,	Ended September 30,
2016	2015	2016	2015	2016	2015
(in thousands)	(in thousands)	(in thousands)
Natural gas futures contracts	$704	$(2,530)	Fuel	$77	$(4,079)	$(2,421)	$(5,737)
Purchased power contracts	—	—	Purchased Power	—	—	—	(14)
Total	$704	$(2,530)	Total	$77	$(4,079)	$(2,421)	$(5,751)

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

4.	Investments

Investments were as follows as of September 30, 2016 and December 31, 2015:

			Gross	Gross
			Unrealized	Unrealized	Fair	Carrying
Description	Designation	Cost	Gains	Losses	Value	Value
		(in thousands)
September 30, 2016
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$43,814	$5,156	$—	$48,970	$48,970
Equity securities	Available for sale	73,876	33,442	(22)	107,296	107,296
Cash and other	Available for sale	104	—	—	104	104
Total Nuclear Decommissioning Trust		$117,794	$38,598	$(22)	$156,370	$156,370

Lease Deposits (2)
Government obligations	Held to maturity	$103,759	$4,097	$—	$107,856	$103,759
Total Lease Deposits		$103,759	$4,097	$—	$107,856	$103,759

Unrestricted investments
Government obligations	Held to maturity	$2,001	$3	$—	$2,004	$2,001
Debt securities	Held to maturity	2,689	18	—	2,707	2,689
Total Unrestricted Investments		$4,690	$21	$—	$4,711	$4,690

Other
Equity securities	Trading	$191	$46	$—	$237	$237
Non-marketable equity investments	Equity	2,143	2,082	—	4,225	2,143
Total Other		$2,334	$2,128	$—	$4,462	$2,380
						$267,199
December 31, 2015
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$42,898	$2,940	$—	$45,838	$45,838
Equity securities	Available for sale	72,213	29,164	(1,713)	99,664	99,664
Cash and other	Available for sale	213	—	—	213	213
Total Nuclear Decommissioning Trust		$115,324	$32,104	$(1,713)	$145,715	$145,715

Lease Deposits (2)
Government obligations	Held to maturity	$101,816	$4,428	$—	$106,244	$101,816
Total Lease Deposits		$101,816	$4,428	$—	$106,244	$101,816

Unrestricted investments
Government obligations	Held to maturity	$2,003	$—	$(2)	$2,001	$2,003
Debt securities	Held to maturity	2,689	—	(5)	2,684	2,689
Total Unrestricted Investments		$4,692	$—	$(7)	$4,685	$4,692

Other
Equity securities	Trading	$175	$36	$—	$211	$211
Non-marketable equity investments	Equity	2,190	1,978	—	4,168	2,190
Total Other		$2,365	$2,014	$—	$4,379	$2,401
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

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.

Our investments by classification as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016		December 31, 2015
		Carrying		Carrying
Description	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Available for sale	$117,794	$156,370	$115,324	$145,715
Held to maturity	108,449	108,449	106,508	106,508
Equity	2,143	2,143	2,190	2,190
Trading	191	237	175	211
Total	$228,577	$267,199	$224,197	$254,624

Contractual maturities of debt securities as of September 30, 2016, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Available for sale (1)	$—	$—	$48,970	$—	$48,970
Held to maturity	3,532	104,917	—	—	108,449
Total	$3,532	$104,917	$48,970	$—	$157,419

(1)	The contractual maturities of available for sale debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

Wildcat Point Generation Facility

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled combined cycle generation facility, named Wildcat Point, in Cecil County, Maryland.  The development, construction, and operation of Wildcat Point are subject to governmental and regulatory approvals.  On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC.  On June 2, 2014, we selected White Oak Power Constructors as the EPC contractor and permanent construction began in January 2015.  We currently anticipate that the project cost will be approximately $834.3 million, including capitalized interest.  On September 14, 2016, a transformer at Wildcat Point caught fire.  The fire was contained and extinguished, and did not present an environmental hazard.  There was no other damage to the facility and no loss is expected to be recorded.  The facility is still scheduled to become operational in mid-2017.

Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator.  In June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point.  In January 2015, we began capitalizing interest with respect to the facility upon commencement of permanent construction.  Through September 30, 2016, we capitalized construction costs related to Wildcat Point totaling $670.0 million, including $34.3 million of capitalized interest.

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

Revolving Credit Facility

We maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until March 5, 2019.  At September 30, 2016, we had $80.3 million outstanding under this facility.  At December 31, 2015, we did not have any borrowings outstanding under this facility.  At September 30, 2016 and December 31, 2015, we had letters of credit outstanding in the amount of $5.2 million and $8.2 million, respectively.

Limited Exception under Wholesale Power Contracts

We have a wholesale power contract with each of our member distribution cooperatives.  Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions.  One of the limited exceptions permits the member distribution cooperative to receive up to the greater of 5% of its power requirements or 5 MW from owned generation or other suppliers.  As of March 31, 2016, our member distribution cooperatives collectively received approximately 9 MW under this exception.  Beginning May 1, 2016, our member distribution cooperatives collectively receive approximately 60 MW under this exception.  We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.

Retail Choice in Virginia

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year.  Currently, no customer of our member distribution cooperatives has elected to choose an alternate supplier under this provision.  Retail choice is also available to any customer whose noncoincident peak demand exceeds 90 MW.  Beginning June 1, 2016, Bear Island, an industrial customer of REC and the only customer of any of our member distribution cooperatives that has noncoincident peak demand that exceeds 90 MW, elected to purchase its power requirements from an alternate supplier.  During 2015, Bear Island represented approximately 3.3% of our revenues from our member distribution cooperatives.  We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.

New Accounting Pronouncements

We adopted Accounting Standards Update 2015-03 Interest-Imputation of Interest (Subtopic 835-30) for the fiscal year beginning January 1, 2016.  Debt issuance costs related to a recognized debt liability are presented on our Condensed Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Debt issuance costs were previously presented as an asset in deferred charges-other on our Condensed Consolidated Balance Sheet. We have reclassified debt issuance costs in the prior year's Condensed Consolidated Balance Sheet to conform to the current year's presentation.  Debt issuance costs related to a recognized debt liability were $6.5 million and $6.8 million as of September 30, 2016 and December 31, 2015, respectively, and are included as a direct deduction to long-term debt.

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

Critical Accounting Policies

As of September 30, 2016, there have been no significant changes in our critical accounting policies as disclosed in our 2015 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results for the three and nine months ended September 30, 2016, were primarily impacted by changes in our member distribution cooperatives’ requirements for power and our need for purchased power, and our continued investment in Wildcat Point.

•

Our energy sales in MWh to our member distribution cooperatives for the three and nine months ended September 30, 2016, were relatively flat and 7.8% lower, respectively, as compared to the same periods in 2015. The milder weather we experienced during the first half of 2016 was partially offset by the warmer weather in the third quarter of 2016 as compared to the same periods in 2015.  Additionally, we had decreases in our load requirements related to a limited exception provision in our wholesale power contract and retail choice in Virginia.

•

Purchased power expense decreased $85.2 million, or 21.7%, for the nine months ended September 30, 2016, respectively, as compared to the same period in 2015, due to decreased volume of purchased energy as well as decreased average cost of purchased energy.

•

During the nine months ended September 30, 2016, we capitalized $181.3 million of construction costs related to Wildcat Point.  Through September 30, 2016, capitalized construction costs related to Wildcat Point totaled $670.0 million.

Wildcat Point Generation Facility

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled combined cycle generation facility, named Wildcat Point, in Cecil County, Maryland.  The development, construction, and operation of Wildcat Point are subject to governmental and regulatory approvals.  On April 8, 2014, we received a Final Order granting approval of the CPCN from the MPSC.  On June 2, 2014, we selected White Oak Power Constructors as the EPC contractor and permanent construction began in January 2015.  We currently anticipate that the project cost will be approximately $834.3 million, including capitalized interest.  On September 14, 2016, a transformer at Wildcat Point caught fire.  The fire was contained and extinguished, and did not present an environmental hazard.  There was no other damage to the facility and no loss is expected to be recorded.  The facility is still scheduled to become operational in mid-2017.

Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator.  In June 2014, following the approval of the CPCN and our selection of the EPC contractor, we began capitalizing all construction-related costs related to Wildcat Point.  In January 2015, we began capitalizing interest with respect to the facility upon commencement of permanent construction.  Through September 30, 2016, we capitalized construction costs related to Wildcat Point totaling $670.0 million, including $34.3 million of capitalized interest.

Limited Exception under Wholesale Power Contracts

We have a wholesale power contract with each of our member distribution cooperatives.  Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions.  One of the limited exceptions permits the member distribution cooperative to receive up to the greater of 5% of its power requirements or 5 MW from owned generation or other suppliers.  As of March 31, 2016, our member distribution cooperatives collectively received approximately 9 MW under this exception.  Beginning May 1, 2016, our member distribution cooperatives collectively receive approximately 60 MW under this exception.  We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.  For further discussion on Wholesale Power Contracts, see “Business—Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1 of our 2015 Annual Report on Form 10-K.

Retail Choice in Virginia

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year.  Currently, no customer of our member distribution cooperatives has elected to choose an alternate supplier under this provision.  Retail choice is also available to any customer whose noncoincident peak demand exceeds 90 MW.  Beginning June 1, 2016, Bear Island, an industrial customer of REC and the only customer of any of our member distribution cooperatives that has noncoincident peak demand that exceeds 90 MW, elected to purchase its power requirements from an alternate supplier.  During 2015, Bear Island represented approximately 3.3% of our revenues from our member distribution cooperatives.  We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.  For further discussion on Retail Choice in Virginia, see “Business—Members—Member Distribution Cooperatives—Competition” in Item 1 of our 2015 Annual Report on Form 10-K.

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

For the three and nine months ended September 30, 2016, we recorded a reduction in operating revenues of $11.5 million and $13.7 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.  For the three and nine months ended September 30, 2015, we recorded a reduction in operating revenues of $3.0 million and $9.8 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.

Weather

Weather affects the demand for electricity.  Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively.  Mild weather generally reduces the demand because heating and air conditioning systems are operated less.  Weather also plays a role in the price of market energy through its effects on the market price for fuel, particularly natural gas.  Heating and cooling degree days are measurement tools used to quantify the need to utilize heating or cooling, respectively, for a building.  The heating and cooling degree days for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Heating degree days	—	—	—	2,087	2,708	(22.9)%
Cooling degree days	1,255	916	37.0%	1,519	1,369	11.0%

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	794,095	23.2%	787,914	22.3%	2,154,822	22.0%	2,001,019	18.4%
North Anna	418,197	12.2	487,545	13.8	1,313,814	13.4	1,387,335	12.8
Louisa	157,798	4.6	139,207	4.0	310,577	3.2	293,242	2.7
Marsh Run	307,072	9.0	276,357	7.8	438,925	4.5	603,772	5.6
Rock Springs	310,100	9.0	187,952	5.3	347,670	3.5	295,958	2.7
Distributed Generation	960	—	752	—	1,063	—	1,306	—
Total Generated	1,988,222	58.0	1,879,727	53.2	4,566,871	46.6	4,582,632	42.2
Purchased:
Other than renewable:
Long-term and short-term	1,008,487	29.4	1,380,504	39.0	4,008,255	40.9	5,218,070	48.1
Spot market	312,505	9.1	173,070	4.9	696,951	7.1	534,096	4.9
Total Other than renewable	1,320,992	38.5	1,553,574	43.9	4,705,206	48.0	5,752,166	53.0
Renewable (1)	120,356	3.5	101,649	2.9	530,260	5.4	519,340	4.8
Total Purchased	1,441,348	42.0	1,655,223	46.8	5,235,466	53.4	6,271,506	57.8
Total Available Energy	3,429,570	100.0%	3,534,950	100.0%	9,802,337	100.0%	10,854,138	100.0%

(1)	Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

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

The operational availability of our owned generating resources for the three and nine months ended September 30, 2016 and 2015, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Clover	98.0%	95.6%	88.9%	82.1%
North Anna	86.8	100.0	89.1	95.3
Louisa	99.6	98.3	98.9	97.5
Marsh Run	100.0	99.7	97.7	97.3
Rock Springs	93.7	77.3	93.3	91.5

The output of Clover and North Anna for the three and nine months ended September 30, 2016 and 2015, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Clover	83.0%	82.3%	75.8%	70.7%
North Anna	86.3	100.6	90.2	96.5

The scheduled and unscheduled outages for Clover and North Anna for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Clover				North Anna
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in days)		(in days)		(in days)		(in days)
Scheduled	—	5.0	35.1	85.3	20.0	—	55.3	20.5
Unscheduled	3.6	3.1	25.5	12.4	4.3	—	4.3	5.3
Total	3.6	8.1	60.6	97.7	24.3	—	59.6	25.8

Each unit at North Anna is scheduled for refueling approximately every 18 months.  While only one unit is refueled at a time, this typically results in both units being off-line for refueling during the same calendar year once every three years.  During 2016, both units at North Anna have scheduled refueling outages.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues by type of purchaser for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues (1)	$133,201	$153,850	$390,910	$479,680
Demand revenues	81,764	89,773	262,963	275,233
Total revenues from sales to member distribution cooperatives	214,965	243,623	653,873	754,913
Non-members (2)	7,837	10,642	24,537	40,949
Total operating revenues	$222,802	$254,265	$678,410	$795,862

Average cost of energy to member distribution cooperatives (per MWh)	$40.93	$47.19	$42.51	$48.11
Average cost of demand to member distribution cooperatives (per MWh)	25.13	27.54	28.60	27.61
Average total cost to member distribution cooperatives (per MWh)	$66.06	$74.73	$71.11	$75.72

(1)

Includes sales of renewable energy credits of $0.9 million and $2.5 million for the three and nine months ended September 30, 2016, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 30, 2015, respectively.

(2)

Includes sales of renewable energy credits of $1.7 million and $8.4 million for the three and nine months ended September 30, 2016, respectively, and $1.0 million and $8.5 million for the three and nine months ended September 30, 2015, respectively.

Our energy sales in MWh to our member distribution cooperatives and non-members for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in MWh)		(in MWh)
Energy sales to:
Member distribution cooperatives	3,254,047	3,259,985	9,194,937	9,969,176
Non-members	147,590	263,586	526,815	838,142
Total energy sales	3,401,637	3,523,571	9,721,752	10,807,318

Our energy sales in MWh to our member distribution cooperatives for the three and nine months ended September 30, 2016, were relatively flat and 7.8% lower, respectively, as compared to the same periods in 2015. The milder weather we experienced during the first half of 2016 was partially offset by the warmer weather in the third quarter of 2016 as compared to the same periods in 2015.  Additionally, we had decreases in our load requirements of 268,024 MWh and 389,775 MWh for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, related to a limited exception provision in our wholesale power contract and retail choice in Virginia.  Effective May 1, 2016, one of our member distribution cooperatives elected to purchase 51 MW from an alternate supplier in accordance with a limited exception provision in our wholesale power contract.  Effective June 1, 2016, Bear Island, an industrial customer of REC, elected to purchase its power requirements from an alternate supplier in accordance with retail choice in Virginia, thus reducing REC’s requirements for power.

Our energy sales in MWh to non-members for the three and nine months ended September 30, 2016, were 44.0% and 37.1% lower, respectively, as compared to the same periods in 2015 as the result of the decrease in the volume of excess purchased and generated energy.

Total revenues from sales to our member distribution cooperatives for the three months ended September 30, 2016, decreased $28.7 million, or 11.8%, as compared to the same period in 2015, substantially due to the $20.6 million, or 13.4%, decrease in energy revenues.  The decrease in energy revenues is due to the 13.3% decrease in the average cost of energy to member distribution cooperatives.  Total revenues from sales to our member distribution cooperatives for the nine months ended September 30, 2016, decreased $101.0 million, or 13.4%, as compared to the same period in 2015, substantially due to the $88.8 million, or 18.5%, decrease in energy revenues.  The decrease in energy revenues is due to the 11.6% decrease in the average cost of energy to member distribution cooperatives and the 7.8% decrease in energy sales volume.

The average total cost to member distribution cooperatives is affected by changes in our revenues as well as energy sales volumes.  Our average total cost to member distribution cooperatives per MWh for the three and nine months ended September 30, 2016, was 11.6% and 6.1% lower as compared to the same periods in 2015, substantially as a result of the decrease in our total energy rate.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2015	(0.3)
July 1, 2015	(2.9)
January 1, 2016	(5.4)
April 1, 2016	(6.8)
September 1, 2016	(6.5)

Revenues from sales to non-members for the three months ended September 30, 2016, decreased $2.8 million, or 26.4%, as compared to the same period in 2015, due to an $3.4 million decrease in revenue from sales of excess energy slightly offset by a $0.6 million increase in revenue from sales of renewable energy credits.  The decrease in revenue from sales of excess energy was due to a 44.0% decrease in the volume of excess energy sales partially offset by a 15.0% increase in the average price of excess energy.  Revenues from sales to non-members for the nine months ended September 30, 2016, decreased $16.4 million, or 40.1%, as compared to the same period in 2015, primarily due to a $15.9 million decrease in revenue from sales of excess energy.  The decrease in revenue from sales of excess energy was due to a 37.1% decrease in the volume of excess energy sales and a 19.9% decrease in the average price of excess energy.  We primarily sell excess energy to PJM at the prevailing market price at the time of sale.  Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, and changes in market conditions.

Operating Expenses

The following is a summary of the components of our operating expenses for three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Fuel	$47,337	$48,717	$111,925	$127,945
Purchased power	86,320	95,339	306,601	391,772
Transmission	30,008	29,456	92,368	84,614
Deferred energy	10,562	31,481	20,976	33,175
Operations and maintenance	13,100	10,750	38,277	39,584
Administrative and general	10,843	9,702	31,638	30,193
Depreciation and amortization	11,686	11,456	34,854	33,657
Amortization of regulatory asset/(liability), net	608	835	685	2,421
Accretion of asset retirement obligations	1,212	1,161	3,633	3,533
Taxes, other than income taxes	2,104	2,071	6,323	6,263
Total Operating Expenses	$213,780	$240,968	$647,280	$753,157

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

Total operating expenses decreased $27.2 million, or 11.3%, and $105.9 million, or 14.1%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  The decrease for the three months ended September 30, 2016, was primarily due to decreases in deferred energy expense and purchased power expense.  The decrease for the nine months ended September 30, 2016, was primarily due to decreases in purchased power expense, fuel expense, and deferred energy expense, partially offset by the increase in transmission expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $9.0 million, or 9.5%, for the three months ended September 30, 2016, as compared to the same period in 2015.  The volume of purchased energy decreased 12.9% and the average cost of purchased energy increased 12.7% for the three months ended September 30, 2016, as compared to the same period in 2015.  In September 2016, we recorded a $6.5 million reduction to purchased power expense related to a billing dispute settlement with FirstEnergy Service Company.  Purchased power expense decreased $85.2 million, or 21.7%, for the nine months ended September 30, 2016, as compared to the same period in 2015.  The volume of purchased energy decreased 16.5% and the average cost of purchased energy decreased 6.1%.

•

Fuel expense decreased $16.0 million, or 12.5%, for the nine months ended September 30, 2016, as compared to the same period in 2015.  This decrease was primarily driven by the 23.3% decrease in the average cost of fuel for our combustion turbine facilities and the 8.0% decrease in the dispatch of our combustion turbine facilities.

•

Deferred energy expense decreased $20.9 million for the three months ended September 30, 2016, as compared to the same period in 2015.  For the three months ended September 30, 2016 and 2015, we over-collected $10.6 million and $31.5 million, respectively.  Deferred energy expense decreased $12.2 million for the nine months ended September 30, 2016, as compared to the same period in 2015.  For the nine months ended September 30, 2016 and 2015, we over-collected $21.0 million and $33.2 million, respectively.  Deferred energy expense represents the difference between energy revenues and energy expenses.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2015 Annual Report on Form 10-K.

•

Transmission expense increased $7.8 million, or 9.2%, for the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to increases in PJM charges for network transmission services.

Other Items

Investment Income

Investment income increased $0.2 million, or 11.0%, and decreased $1.3 million, or 29.4%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  In September 2016, we recorded $0.5 million of interest income related to a billing dispute settlement with FirstEnergy Service Company.  This increase was partially offset by decreases in income earned on our nuclear decommissioning trust.

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Interest on long-term debt	$(14,282)	$(14,693)	$(42,843)	$(43,510)
Interest on revolving credit facility	(451)	(164)	(815)	(545)
Other interest	(223)	(171)	(836)	(405)
Total interest charges	(14,956)	(15,028)	(44,494)	(44,460)
Allowance for borrowed funds used during construction	8,100	3,993	21,932	8,645
Interest charges, net	$(6,856)	$(11,035)	$(22,562)	$(35,815)

Interest charges, net decreased $4.2 million, or 37.9%, and $13.3 million, or 37.0%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, primarily due to the increase in allowance for borrowed funds used during construction (capitalized interest) related to Wildcat Point.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and nine months ended September 30, 2016, as compared to the same periods in 2015.

Financial Condition

The principal changes in our financial condition from December 31, 2015 to September 30, 2016, were caused by the increases in construction work in progress, revolving credit facility, deferred energy, and accrued expenses, and decreases in deferred credits and other liabilities–other and accounts payable–members.

•	Construction work in progress increased $163.4 million primarily due to expenditures related to Wildcat Point.
•	Revolving credit facility increased $80.3 million due to outstanding borrowings under this facility.
•

Deferred energy increased $21.0 million as a result of the over-collection of our energy costs in 2016.  The deferred energy balance was a liability of $48.8 million and $27.8 million at September 30, 2016 and December 31, 2015, respectively.

•	Accrued expenses increased $17.7 million primarily due to accrued interest on long-term debt.
•

Deferred credits and other liabilities–other decreased $32.7 million primarily due to the reclassification of the $28.4 million retainage payable related to Wildcat Point which is now classified as a current liability.

•

Accounts payable–members decreased $26.0 million primarily due to the decrease in member prepayments partially offset by the increase in amounts owed to our member distribution cooperatives under Margin Stabilization.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first nine months of 2016 and 2015, our operating activities provided cash flows of $81.1 million and $156.1 million, respectively.  Operating activities in 2016 were primarily impacted by the following:

•	Deferred energy changed $21.0 million due to the increase in the over-collection of our energy costs in 2016 as compared to 2015;
•	Current liabilities changed $19.8 million due to changes in accounts payable–members, accounts payable, and accrued expenses;
•	Current assets changed $9.7 million primarily due to the change in fuel, materials, and supplies; and
•	Regulatory assets and liabilities changed $8.8 million due to changes in derivative activity.

Revolving Credit Facility

We maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until March 5, 2019.  At September 30, 2016, we had $80.3 million outstanding under this facility. At December 31, 2015, we did not have any borrowings outstanding under this facility.  At September 30, 2016 and December 31, 2015, we had letters of credit outstanding in the amount of $5.2 million and $8.2 million, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2016.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 10, 2016	/s/ Robert L. Kees
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