Form 10-K
period 2016-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2017-03-14
CIK 885568

V

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2016 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
Alstom	Alstom Power, Inc.
Bear Island	Bear Island Paper WB LLC
CAA	Clean Air Act
CCRs	Coal combustion residuals
CEC	Choptank Electric Cooperative, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Clover	Clover Power Station
CPCN	Certificate of Public Convenience and Necessity
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DEC	Delaware Electric Cooperative, Inc.
DPSC	Delaware Public Service Commission
DOE	U.S. Department of Energy
EGU	Electric generating unit
EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPC	Engineering, procurement, and construction
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gases
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
IRC	Internal Revenue Code of 1986, as amended
kV	Kilovolt
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards
Mitsubishi	Mitsubishi Hitachi Power Systems Americas, Inc.
Moody’s	Moody’s Investors Service
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
North Anna	North Anna Nuclear Power Station
North Anna Unit 3	A potential additional nuclear-powered generating unit at North Anna

NOVEC	Northern Virginia Electric Cooperative
NOx	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NRECA	National Rural Electric Cooperative Association
NYMEX	New York Mercantile Exchange
ODEC, We, Our	Old Dominion Electric Cooperative
PJM	PJM Interconnection, LLC
PPA	Pension Protection Act
Rabobank	Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”

Abbreviation or Acronym	Definition
RCRA	Resource Conservation and Recovery Act, as amended
REC	Rappahannock Electric Cooperative
RICE	Reciprocating Internal Combustion Engine National Emissions Standards for Hazardous Air Pollutants
RGGI	Regional Greenhouse Gas Initiative
RPM	Reliability Pricing Model
RPS	Renewable portfolio standards
RTO	Regional transmission organization
RUS	U.S. Department of Agriculture Rural Utilities Service
S&P	Standard & Poor’s Ratings Services
SEPA	Southeastern Power Administration
SIP	State Implementation Plan
SO2	Sulfur dioxide
SVEC	Shenandoah Valley Electric Cooperative
TEC	TEC Trading, Inc.
VDEQ	Virginia Department of Environmental Quality
Virginia Power	Virginia Electric and Power Company
VMDAEC	Virginia, Maryland, and Delaware Association of Electric Cooperatives
VSCC	Virginia State Corporation Commission
Wildcat Point	Wildcat Point Generation Facility
XBRL	Extensible Business Reporting Language

PART I

ITEM 1. BUSINESS

OVERVIEW

Old Dominion Electric Cooperative was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit power supply cooperative.  We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis.  We serve their power requirements pursuant to long-term, all-requirements wholesale power contracts.  Through our member distribution cooperatives, we served approximately 575,000 retail electric customers (meters), representing a total population of approximately 1.4 million people in 2016.

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

We are owned entirely by our members, which are the primary purchasers of the power we sell.  We have two classes of members.  Our Class A members are customer-owned electric distribution cooperatives that are engaged in the retail sale of power to their customers.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our member distribution cooperatives primarily serve rural, suburban, and recreational areas.  These areas reflect predominantly stable growth in residential capacity and energy requirements, both in terms of power sales and number of customers.  See “Members—Service Territories and Customers” below.

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

We are a not-for-profit electric cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12).

We are not a party to any collective bargaining agreement.  We had 136 employees as of March 1, 2017.

Our principal executive office is located at 4201 Dominion Boulevard, Glen Allen, Virginia 23060-6721.  Our telephone number is (804) 747-0592.

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

Three of our member distribution cooperatives provide electric services on the Delmarva Peninsula:

A&N Electric Cooperative in Virginia

Choptank Electric Cooperative, Inc. in Maryland

Delaware Electric Cooperative, Inc. in Delaware

The member distribution cooperatives are not our subsidiaries, but rather our owners.  We have no interest in their assets, liabilities, equity, revenues, or margins.

Revenues from our member distribution cooperatives and the percentage each contributed to total revenues from sales to our member distribution cooperatives in 2016 are as follows:

Member Distribution Cooperatives	Revenues
	(in millions)
Rappahannock Electric Cooperative	$271.2	32.0%
Shenandoah Valley Electric Cooperative	164.5	19.4
Delaware Electric Cooperative, Inc.	105.9	12.5
Choptank Electric Cooperative, Inc.	77.2	9.1
Southside Electric Cooperative	67.9	8.0
A&N Electric Cooperative	51.1	6.0
Mecklenburg Electric Cooperative	41.2	4.9
Prince George Electric Cooperative	22.5	2.7
Northern Neck Electric Cooperative	21.3	2.5
Community Electric Cooperative	14.4	1.7
BARC Electric Cooperative	9.9	1.2
Total	$847.1	100.0%

In 2016, no individual customer of our member distribution cooperatives constituted more than 1.4% of our revenues from our member distribution cooperatives.

Service Territories and Customers

The territories served by our member distribution cooperatives cover large portions of Virginia, Delaware, and Maryland.  These service territories range from the extended suburbs of Washington, D.C. to the North Carolina border and from the Atlantic shores of Virginia, Delaware, and Maryland to the Appalachian Mountains.

Our member distribution cooperatives’ service territories encompass primarily rural, suburban, and recreational areas.  The unemployment rate in their service territories is mostly below that of the national average.  Our member distribution cooperatives’ customers’ requirements for capacity and energy generally are seasonal and increase in winter and summer as home heating and cooling needs increase and then decline in the spring and fall as the weather becomes milder.  Our member distribution cooperatives also serve major industries which include manufacturing, poultry, telecommunications, agriculture, forestry and wood products, paper, and recreation.

Our member distribution cooperatives’ sales of energy in 2016 totaled approximately 11,800,000 MWh.  These sales were divided by customer class as follows:

From 2011 through 2016, our eleven member distribution cooperatives experienced a compound annual growth rate of 0.8% in the number of customers (meters) and energy sales measured in MWh were relatively flat.

Our eleven member distribution cooperatives’ average number of customers per mile of energized line has been relatively unchanged from 2011 to 2016 at approximately 9.4 customers per mile.  System densities of our member distribution cooperatives in 2016 ranged from 6.3 customers per mile in the service territory of BARC Electric Cooperative to 14.4 customers per mile in the service territory of A&N Electric Cooperative.

In 2016, the average service density for all electric distribution cooperatives in the United States was approximately 7.4 customers per mile.

Delaware and Maryland each currently grant all retail customers the right to choose their power supplier.  Virginia currently grants a limited number of large retail customers the right to choose their power suppliers and then only in very limited circumstances.  The laws of each state grant utilities, including our member distribution cooperatives, the exclusive right to provide transmission and distribution (including metering and billing) services and to be the default providers of power to their customers in service territories certified by their respective state public service commissions.  See “Regulation of Member Distribution Cooperatives” and “Competition” below.

Wholesale Power Contracts

Our financial relationships with our member distribution cooperatives are based primarily on our contractual arrangements for the supply of power and related transmission and ancillary services.  These arrangements are set forth in our wholesale power contracts with our member distribution cooperatives which are effective until January 1, 2054, and beyond this date unless either party gives the other at least three years notice of termination.  The wholesale power contracts are all-requirements contracts.  Each contract obligates us to sell and deliver to our member distribution cooperative, and obligates our member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions, to the extent that we have the power and facilities available to do so.

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration.  Purchases under this exception constituted less than 2.0% of our member distribution cooperatives’ total energy requirements in 2016.

There are two additional exceptions to the all-requirements nature of the contract.  One exception permits each of our member distribution cooperatives to receive up to the greater of 5% of their demand and associated energy requirements or 5 MW and associated energy from owned generation or other suppliers.  The other exception permits our member distribution cooperatives to purchase additional power from other suppliers in limited circumstances following approval by our board of directors.

If all of our member distribution cooperatives elected to utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 175 MW of demand and associated energy.  As of December 31, 2016, our member distribution cooperatives collectively received approximately 60 MW of demand and associated energy under this exception.  We do not anticipate that either the current or potential full utilization of this exception will have a material impact on our financial condition, results of operations, or cash flows.

As of December 31, 2016, none of our member distribution cooperatives had utilized the other exception noted above.

Each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract in accordance with our formula rate.  We review our formula rate design at least every three years to consider whether it is appropriately achieving its intended results.  The formula rate, which has been filed with and accepted by FERC, is designed to recover our total cost of service and create a firm equity base.  See “Regulation—Rate Regulation” below, "Legal Proceedings—FERC Proceeding Related to Formula Rate" in Item 3, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7.

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

Regulation of Member Distribution Cooperatives

Of our 11 member distribution cooperatives, eight currently participate in the RUS loan or guarantee programs.  These member distribution cooperatives have entered into loan documents with RUS that we understand contain affirmative and negative covenants, including with respect to matters such as accounting, issuances of securities, rates and charges for the sale of power, construction or acquisition of facilities, and the purchase and sale of power.  In addition, we understand financial covenants in these member distribution cooperatives’ loan documents require them to design rates to achieve an interest coverage ratio and a debt service coverage ratio.  Finally, we understand that the principal loan documentation of our member distribution cooperatives that do not participate in RUS loan or guarantee programs contains similar covenants.

Our member distribution cooperatives in Virginia are subject to rate regulation by the VSCC in the provision of electric services to their customers, but they have the ability to pass through changes in their wholesale power costs, including the demand and energy costs we charge our member distribution cooperatives, to their customers.  Our Virginia member distribution cooperatives also may adjust their rates for distribution service by a maximum net increase or decrease of 5%, on a cumulative basis, in any three-year period without approval by the VSCC.  Additionally, they may make adjustments to their rates to collect fixed costs through a new or modified fixed monthly charge rather than through volumetric charges associated with energy usage, so long as such adjustments are revenue neutral.

The MPSC regulates the rates and services offered by our Maryland member distribution cooperative, CEC, other than wholesale power costs, which are a pass-through to CEC’s customers.  Our Delaware member distribution cooperative, DEC, is not regulated by the DPSC, including with respect to wholesale power costs which are a pass-through to its customers.

We are not subject to any RPS; however DEC is subject to RPS.  DEC meets the RPS through purchases of renewable energy credits, and owned and purchased resources pursuant to the 5% or 5 MW exception in its wholesale power contract with us.  See “Wholesale Power Contracts” above.

Competition

Delaware and Maryland each have laws unbundling the power component (also known as the generation component) of electric service to retail customers, while maintaining regulation of transmission and distribution services.  All retail customers in Delaware, including customers of DEC, are currently permitted to purchase power from a registered supplier only after DEC approves the supplier’s ability to do business in its service territory.  All retail customers in Maryland, including customers of CEC, are currently permitted to purchase power from the registered supplier of their choice.  As of March 1, 2017, no retail customer of DEC or CEC has switched to an alternative power supplier.

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year.  Currently, no customer of our member distribution cooperatives has elected to choose an alternate supplier under this provision.  Retail choice is also available to any customer whose noncoincident peak demand exceeds 90 MW.  Beginning June 1, 2016, Bear Island, an industrial customer of REC and the only customer of any of our member distribution cooperatives that has noncoincident peak demand that exceeds 90 MW, elected to purchase its power requirements from an alternate supplier.  We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.  Additionally, all Virginia retail customers are permitted to select an alternative power supplier that provides 100% renewable energy if their incumbent utility, such as one of our member distribution cooperatives, does not offer this same option.  As of December 31, 2016, eight of our nine Virginia member distribution cooperatives provided this option.

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

POWER SUPPLY RESOURCES

General

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three natural gas-fired combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the past three years were as follows:

	Year Ended December 31,
	2016		2015		2014
	(in MWh and percentages)
Generated:
Clover	2,714,966	21.3%	2,734,519	19.6%	2,832,463	21.2%
North Anna	1,766,491	13.9	1,887,395	13.5	1,843,081	13.8
Louisa	366,274	2.9	403,489	2.9	195,230	1.4
Marsh Run	553,597	4.3	689,713	4.9	398,583	3.0
Rock Springs	362,738	2.8	297,610	2.1	104,043	0.8
Distributed Generation	1,066	—	1,388	—	2,184	—
Total Generated	5,765,132	45.2	6,014,114	43.0	5,375,584	40.2
Purchased:
Other than renewable:
Long-term and short-term	5,211,045	40.9	6,554,835	46.8	6,021,116	45.0
Spot market	993,413	7.8	677,836	4.8	1,192,439	8.9
Total Other than renewable	6,204,458	48.7	7,232,671	51.6	7,213,555	53.9
Renewable (1)	782,871	6.1	751,458	5.4	786,411	5.9
Total Purchased	6,987,329	54.8	7,984,129	57.0	7,999,966	59.8
Total Available Energy	12,752,461	100.0%	13,998,243	100.0%	13,375,550	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

Clover and North Anna, our baseload generating facilities, satisfied approximately 25.0% of our capacity obligations to PJM and 35.2% of our energy requirements in 2016.  Louisa, Marsh Run and Rock Springs, our peaking generating facilities, collectively provided 47.7% of our capacity obligations to PJM, and 10.0% of our energy requirements in 2016.  For a description of our generating facilities, see “Properties” in Item 2.  In 2016, we obtained the remainder of our capacity obligations to PJM through the PJM RPM capacity auction process and purchased capacity contracts.  See “PJM” below.  The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases.  See “Power Purchase Contracts” below.

In 2016, our peak demand obligation to our member distribution cooperatives occurred in February and was 2,750 MW.

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

Wildcat Point

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled combined cycle generation facility, named Wildcat Point, in Cecil County, Maryland.  Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator.  The facility is scheduled to become operational in mid-2017.  We currently anticipate that the project cost will be approximately $834.3 million, including capitalized interest.  Through December 31, 2016, we capitalized construction costs related to Wildcat Point totaling $715.9 million, including $42.6 million of capitalized interest.

PJM

PJM is an RTO that coordinates the transmission of wholesale electricity in all or parts of 13 states, primarily located on the east coast of the United States, and the District of Columbia.  As a federally regulated RTO, PJM must act independently and impartially in managing the regional transmission system and the wholesale electricity market.  PJM is primarily responsible for ensuring the reliability of the largest centrally dispatched energy market in North America.  PJM coordinates the continuous buying, selling, and delivery of wholesale electricity throughout its members’ service territories.  PJM system operators continuously conduct dispatch operations and monitor the status of the transmission grid of its participants.  PJM also oversees a regional planning process for transmission expansion to ensure the continued reliability of the PJM electric system.  PJM coordinates and establishes policies for the generation, purchase, and sale of capacity and energy in the control areas of its members.

All of our member distribution cooperatives’ service territories are in PJM.  As a member of PJM, we are subject to the operations of PJM, and our generating facilities are under dispatch control of PJM.  We transmit power to our member distribution cooperatives through the transmission facilities subject to operational control of PJM.  We have agreements with PJM that provide us with access to transmission facilities under PJM’s operational control as necessary to deliver energy to our member distribution cooperatives.  We own a limited amount of transmission facilities.  See “Properties—Transmission” in Item 2.

Transmission owners within PJM have made significant investments in their transmission systems.  Because transmission rates are established to recover the cost of investment plus a return on the investment, PJM's rates for network transmission services have increased significantly in recent years.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses” in Item 7.

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

PJM rules require that load serving entities, such as ODEC, meet certain minimum capacity obligations.  These obligations can be met through a combination of owned generation resources and purchases under bilateral agreements and from forward capacity auctions under PJM’s capacity construct, known as RPM.  The purpose of PJM’s capacity construct is to develop a longer-term pricing program for capacity resources, to provide localized pricing for capacity, and to reduce the resulting investment risk to owners of generating resources, thus encouraging new investment in generating facilities.  The value of capacity resources can vary by location and RPM provides for the recognition of the locational value.  To date, PJM has conducted capacity auctions for capacity to be supplied through May 31, 2020.  Each annual auction is held 36 months before each subsequent delivery year, and incremental auctions may be held at prescribed dates after the base residual auction for each delivery year to adjust for changes to the load forecast and the availability of capacity.

Concurrent with the PJM delivery year beginning June 1, 2016, the PJM tariff provides for a new component referred to as capacity performance, which is intended to improve the reliability of the power grid.  This new component is expected to result in higher capacity clearing prices and is intended to increase the availability of generating units, especially during emergency conditions.  Generation owners, such as ODEC, could earn increased compensation for capacity for some of their generating units and will be exposed to significantly higher charges if their generation units do not perform during emergency conditions.  For the PJM delivery year beginning June 1, 2016, qualifying generating units were allowed to be voluntarily offered into PJM’s capacity auction as a capacity performance unit.  A unit not offered as a capacity performance unit, known as a base capacity unit, will be excluded from the assessment of the charges for non-performance during the winter months.  Starting with the delivery year beginning June 1, 2020, PJM will require the majority of generating resources to be offered as capacity performance units, eliminating the base capacity option.  We continue to evaluate our bidding strategy for our generating units for the PJM capacity auctions.

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

Renewables

We have contracts with companies that own and operate wind and landfill gas facilities.  These contracts allow us to buy output, including renewable energy credits, from the renewable facilities at a predetermined price.  We sell these renewable energy credits to our member distribution cooperatives and non-members.  We have also contracted with a company for the output of two solar facilities that are projected to be in service by mid-2017.  We do not own or operate any of these facilities and are not responsible for their operational costs.

Fuel Supply

Coal

Virginia Power, as operating agent of Clover, has the sole authority and responsibility to procure coal for the facility.  Virginia Power advises us that it uses both long-term contracts and short-term spot agreements to acquire the low sulfur bituminous coal used to fuel the facility.  We are not a direct party to any of these procurement contracts and we do not control their terms or duration.  As of December 31, 2016 and December 31, 2015, there was a 61-day and a 69-day supply of coal at Clover, respectively.  We anticipate that sufficient supplies of coal will be available in the future to operate the facility when dispatched by PJM.  See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

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

Natural Gas

Our three combustion turbine facilities and Wildcat Point are fueled by natural gas and are located adjacent to natural gas transmission pipelines.  We are responsible for procuring the natural gas to be used by all of our units at these facilities and have developed and utilize a natural gas supply strategy for providing natural gas.  The strategy includes securing transportation contracts and incorporating the ability to use No. 2 distillate fuel oil as a backup fuel for Louisa and Marsh Run, as needed, to minimize natural gas pipeline transportation costs.  We have identified our primary natural gas suppliers and have negotiated the contracts needed for procurement of physical natural gas.  We have put in place strategies and mechanisms to financially hedge our natural gas needs.  We anticipate that sufficient supplies of natural gas will be available in the future to support the operation of our combustion turbine facilities and our Wildcat Point facility, but significant price volatility may occur.  See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

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

Environmental

We are subject to federal, state, and local laws and regulations, and permits designed to both protect human health and the environment and to regulate the emission, discharge, or release of pollutants into the environment.  We believe that we are in material compliance with all current requirements of such environmental laws and regulations and permits.  However, as with all electric utilities, the operation of our generating units could be affected by future changes in environmental laws or new environmental regulations.  Capital expenditures and increased operating costs required to comply with any future regulations could be significant.  See “Risk Factors” in Item 1A.  Our capital expenditures for environmental improvements at our generating facilities were approximately $6.0 million and $1.3 million in 2016 and 2015, respectively.

Clean Air Act (“CAA”)

Currently, the most significant environmental law affecting our operations is the CAA.  The CAA requires, among other things, that owners and operators of fossil fuel-fired power stations limit emissions of SO2, particulate matter, mercury, and NOx.  Additionally, regulatory programs are in place for new units and are being proposed for existing units to limit emissions of CO2 and other GHG.  Discussed below are certain standards and regulations under the CAA that impact us.

•	Cross-State Air Pollution Rule
•	Acid Rain Program
•	Mercury and Air Toxics Standards
•	National Ambient Air Quality Standards
•	CO2 New Source Performance Standards for EGUs
•	Clean Power Plan
•	Greenhouse Gas Prevention of Significant Deterioration Permitting

Cross-State Air Pollution Rule (“CSAPR”)

CSAPR requires 27 states and the District of Columbia to significantly improve air quality by reducing power plant SO2 and NOx emissions that contribute to ozone and fine particle pollution in other states.  Phase 1 emissions budgets were applied in 2015 and 2016, and Phase 2 emissions budgets will apply in 2017 and beyond.  Based upon published allocations/new source set-aside allowances for Virginia and Maryland, we anticipate that we will have to purchase a large number of NOx and a limited number of SO2 CSAPR allowances for Clover and the majority of emissions allowances projected to be required when Wildcat Point commences operation.  Because the CSAPR allowance market is relatively new, we cannot predict the potential financial impacts of such purchases.

We anticipate Wildcat Point will apply for new source set-aside NOX allowances from Maryland.  Wildcat Point will need to purchase allowances for any emissions that exceed the number of new source set-aside allowances received.  Currently, there is an adequate supply of NOx allowances available for purchase for Wildcat Point.  The number of set-aside allowances available for Wildcat Point will depend on the number of new sources requesting the allowances.

Acid Rain Program

Under the CAA’s Acid Rain Program, each of our fossil fuel-fired plants must have SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually.  The total number of SO2 allowances for all facilities is capped, and individual allowances are issued to facilities on the basis of past utilization and other factors.  SO2 allowances issued to individual sources can be traded.  As a facility that was built before the Acid Rain Program, Clover receives an annual allocation of SO2 allowances at no cost based upon its baseline operations.  Our newer facilities, Louisa, Marsh Run, Rock Springs, and Wildcat Point, need to obtain allowances under the Acid Rain Program.  Because they are primarily gas-fired generating facilities, the number of SO2 allowances these newer facilities must obtain is typically minimal and can be supplied from any excess SO2 allowances allocated to Clover.

Mercury and Air Toxics Standards (“MATS”)

MATS regulates mercury, acid gases, and other air toxic organic compounds from coal and oil-fired power plants.  Coal and oil-fired power plants were required to meet maximum achievable control technology standards to control the pollutants regulated by MATS by April 16, 2015.  Clover has demonstrated compliance with this rule and continues to submit periodic reports.  We do not anticipate that any additional emissions control measures will be required to continue to comply with MATS due to the existing pollution control equipment, which removes greater than 90% of the mercury emitted from the facility.

National Ambient Air Quality Standards (“NAAQS”)

As part of the NAAQS, states will be required to develop and implement plans to address sources emitting pollutants which contribute to the formation of ozone.  In November 2016, the EPA published the proposed designations and SIP requirements for implementation.  We anticipate that the EPA will finalize designations of the ozone NAAQS in late 2017.  Compliance requirements are dependent upon the attainment designation and we currently anticipate that compliance may begin in 2020 and go through 2027.  We currently do not anticipate any emissions control requirement changes for our existing facilities.  The EPA is still developing the implementation guidance related to the NAAQS.  We will continue to follow this rulemaking in order to determine potential impacts related to our facilities.

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

CO2 Emissions Guidelines for Existing EGUs (“Clean Power Plan”)

On October 23, 2015, the EPA issued final emission guidelines for CO2 from existing electric utility generating units under 111(d) of the CAA.  The final regulations, referred to as the Clean Power Plan, took effect December 23, 2015.  The final rule establishes rate-based and mass-based goals for each state, with interim goals during years 2022 to 2029, and final goals for target year 2030.  The EPA also published a proposed Federal Plan and draft Model Rules, which were expected to be finalized in early summer 2016.  However, finalization has been delayed until resolution of litigation.

The primary legal challenge to the Clean Power Plan is pending in the D.C. Circuit.  On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan, pending resolution of the challenge pending before the D.C. Circuit, including any review of that court’s decision by the Supreme Court.  We are monitoring the litigation, and are utilizing stakeholder processes to engage the state agencies charged with developing the SIP.  We currently cannot predict the impact of the Clean Power Plan on our existing facilities due to the complexities of this rulemaking and the ongoing litigation.

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

Regional Greenhouse Gas Initiative (“RGGI”)

RGGI provides for a cap-and-trade program to regulate CO2 emissions among participating northeastern and mid-Atlantic states, including Delaware and Maryland.  We are required to purchase RGGI CO2 allowances for each ton of CO2 emitted by our Rock Springs units.  Additionally, Wildcat Point will be required to obtain RGGI CO2 allowances for each ton of CO2 emitted once operational.  We anticipate that Wildcat Point will apply for and be awarded a portion of the allowances in the Maryland clean generation set-aside account for up to the first six years of its operation.  There is currently an adequate quantity of CO2 allowances available for purchase to support Rock Springs and Wildcat Point.

Clean Water Act

The Clean Water Act and applicable state laws regulate water intake structures, discharges of cooling water, storm water runoff, and other wastewater discharges at our generating facilities.  Our permits are subject to periodic review and renewal proceedings, and can be made more restrictive over time.  Limitations on the thermal discharges in cooling water, or withdrawal of cooling water during low flow conditions, can restrict our operations.  In 2013, the EPA proposed revising limits on certain toxic pollutants that would require most steam electric (including coal and combined cycle, natural gas) facilities to strengthen existing or implement new controls to manage water discharges from their sites.  The final rule was published in the Federal Register on November 3, 2015, with an implementation date of January 4, 2016.  The final rule, known as the Steam Electric Effluent Limitation Guidelines (ELG) revised the guidelines to set the first limits on the levels of toxic metals in wastewater that can be discharged from power plants.  The final rule sets new or additional requirements for wastewater streams from flue gas desulfurization, fly ash, bottom ash, flue gas mercury control, and gasification of fuels such as coal and petroleum coke.

On December 5, 2016, several industry parties represented by the Utility Water Act Group filed opening briefs against the final rule.  The briefs alleged several instances where it is believed that the EPA violated standards and procedures in producing the guidelines.  Briefs have also been filed by environmental advocacy groups as well as the municipal water treatment industry.  The EPA is scheduled to file their briefs in April 2017.  We are currently in compliance and will continue to follow this rulemaking in order to determine potential future impacts related to our facilities.

Resource Conservation and Recovery Act, as amended (“RCRA”)

The EPA regulates CCRs under the RCRA to address the risks from disposal of CCRs generated by coal combustion at electric generating facilities.  In 2014, the EPA proposed regulations governing the “Disposal of Coal Combustion Residuals for Electric Utilities,” which addressed risks related to coal ash disposal, such as leaking of contaminants into groundwater, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash surface impoundments.  The final rule was published in the Federal Register on April 17, 2015, and established technical requirements for CCR landfills and surface impoundments, and for monitoring and cleanup of affected soil or groundwater.  Virginia Power, as operator of Clover, is currently making modifications to Clover to comply with RCRA.

Currently, the rule is written as self-implementing, which means that regulated entities must comply with the regulation without any federal regulatory oversight.  The EPA currently has no authority under Subtitle D of RCRA to implement or enforce the regulation.  Therefore, citizen lawsuits and state incorporation of federal requirements are the only means of enforcement for the time being.  Under the final rule, facilities are subject to recordkeeping requirements, requirements to notify the state, and a requirement to develop and maintain a publicly available internet site containing information on its actions to comply with the elements of the final rule.  This set of requirements helps ensure transparency and provides citizens and the states the mechanism to oversee a facility’s compliance with the regulation.  We continue to monitor these regulations and the potential impact to the operations at Clover.

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

Historically, our power supply strategy has relied substantially on purchases of energy from other power suppliers.  In 2016, we purchased approximately 54.8% of our energy resources.  These purchases consisted of a combination of purchases under physically-delivered forward contracts and purchases of energy in the spot market.  Our reliance on purchases of energy from other suppliers will continue into the future and likely will increase until the anticipated commercial operation of Wildcat Point in mid-2017, as our member distribution cooperatives’ requirements for power increase.  Our reliance on energy purchases could also increase because the operation of our generating facilities is subject to many risks, including changes in their dispatch, shutdown, or breakdown or failure of equipment.

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

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations under the wholesale power contract that each has executed with us.  The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formula rate.  Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval, with limited exceptions.  In 2016, 63.9% of our revenues from sales to our member distribution cooperatives were received from our three largest members, REC, SVEC, and DEC.

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

We have an 11.6% undivided ownership interest in North Anna, which provided approximately 13.9% of our energy requirements in 2016.  Ownership of an interest in a nuclear generating facility involves risks, including:

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

We are in the process of constructing a new combined cycle generating facility, Wildcat Point, which requires significant capital expenditures.  Construction and expansion projects, such as investments in generation assets, carry with them the risk that decisions made today can have implications well into the future.  Failure to anticipate market, technology, and regulatory risks regarding particular capital assets can impact their cost to operate and value in the future.  We anticipate that we will need to seek additional financing in the future to fund these construction and expansion projects and we may not be able to secure such financing on favorable terms.  Construction carries with it risks relating to timely completion and operational effectiveness.  We may not be able to complete the construction or expansion projects on time or at all as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, other construction delays, difficulties with partners, contractors, or suppliers, or other factors beyond our control.  Even if the construction and expansion projects are completed, the total costs of the construction and expansion projects may be higher than anticipated and the performance of our business following the construction and expansion projects may not meet expectations.  Further, we may not be able to timely and effectively integrate the construction and expansion projects into our operations, or the integration may result in unforeseen operating difficulties or unanticipated costs.  Any of these or other factors could adversely affect our ability to realize the anticipated benefits from construction and expansion projects.

We may have operational deficiencies or catastrophic events related to our generating facilities.

The operation of our generation or transmission facilities involves risks, including the breakdown or failure of power generation equipment, transmission lines, pipes or other equipment or processes, fuel supply delivery, and performance below expected levels of output or efficiency.  The occurrence of any of these events could result in:

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

S&P, Moody’s, and Fitch currently rate our outstanding obligations issued under our Indenture at “A,” “A2,” and “A,” respectively.  Additionally, we have an issuer credit rating of “A” from S&P, and an implied senior unsecured rating of “A” from Fitch.  If these agencies were to downgrade our ratings, particularly below investment grade, we may be required to deposit funds or post letters of credit related to our power purchase arrangements, which may reduce our available liquidity and impact our access to future liquidity resources.  Also, we may be required to pay higher interest rates on our revolving credit facility and financings that we may need to undertake in the future, and our potential pool of investors and funding sources could decrease.  In addition, in limited circumstances, we have obligations to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s.  These circumstances relate to the lease and leaseback of our undivided interest in Clover Unit 1 and some of our power purchase contracts.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Uses—Significant Contingent Obligations” in Item 7.  To the extent that we would have to provide additional credit support as a result of a downgrade in our credit ratings, our ability to access additional credit may be limited and our liquidity may be materially impaired.

War, acts and threats of terrorism, sabotage, cyber security breach, natural disaster, and other significant events could adversely affect our operations.

We cannot predict the impact that any future terrorist attack, sabotage, cyber security breach, or natural disaster may have on the energy industry in general, or on our business in particular.  Infrastructure facilities, such as electric generation, transmission, and distribution facilities, and RTOs, could be direct targets of, or indirect casualties of, an act of terror, sabotage, or cyber security breach.  The physical or cyber security compromise of our facilities could adversely affect our ability to operate or manage our facilities effectively.  Additionally, any military strikes or sustained military campaign may affect the operation of our facilities in unpredictable ways, such as changes in financial markets, and disruptions of fuel supplies and energy markets.  We also use third-party vendors to electronically process certain of our business transactions.  Information systems, both ours and those of third-party information processors, are vulnerable to cyber security breach.  Cyber security incidents could impact the ability to operate our generation and transmission assets, delay the development and construction of new facilities or capital improvement projects to existing facilities, and result in unauthorized disclosure of personal information regarding employees and their dependents, contractors, and other individuals.  Instability in financial markets as a result of terrorism, war, sabotage, cyber security breach, natural disasters, pandemic, credit crises, recession, or other factors could have a significant negative effect on the U.S. economy, and in the increased cost of financing and insurance coverage, which could negatively impact our results of operations and financial condition.

Failure of an investment in a lease of our interest in Clover Unit 1 could reduce investment income currently used to fund the majority of our rental payment obligations and fixed purchase price.

In conjunction with our lease and leaseback of our undivided interest in Clover Unit 1, we purchased an investment that provides for a substantial portion of our periodic rent payments under the leaseback and the fixed purchase price of our interest in Unit 1 at the end of the term of the leaseback.  The investment, which had a balance of $306.1 million as of December 31, 2016, was issued by Rabobank, which has senior debt obligations which are currently rated “A+” by S&P and “Aa2” by Moody’s.  If Rabobank fails to make disbursements from the investment, we remain liable for all rental payments under the leaseback and the fixed purchase price.  As of December 31, 2016, the total balance of our remaining lease obligation was $340.1 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Uses—Significant Contingent Obligations—Clover Lease” in Item 7.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal properties consist of our interest in six electric generating facilities, additional distributed generation facilities across our member distribution cooperatives’ service territories, and a limited amount of transmission facilities.  Substantially all of our physical properties are subject to the lien of our Indenture.  Our generating facilities consist of the following:

Generating Facility	Ownership Interest		Location	Primary Fuel	Commercial Operation Date	Net Capacity Entitlement (1)
Clover	50.0%	(2)	Halifax County, Virginia	Coal	Unit 1 – 10/1995 Unit 2 – 03/1996	220 MW 218 MW
						438 MW
North Anna	11.6%		Louisa County, Virginia	Nuclear	Unit 1 – 06/1978 (3) Unit 2 – 12/1980 (3)	110 MW 110 MW
						220 MW
Louisa	100.0%		Louisa County, Virginia	Natural Gas (4)	Unit 1 – 06/2003 Unit 2 – 06/2003 Unit 3 – 06/2003 Unit 4 – 06/2003 Unit 5 – 06/2003	84 MW 84 MW 84 MW 84 MW 168 MW
						504 MW
Marsh Run	100.0%		Fauquier County, Virginia	Natural Gas (4)	Unit 1 – 09/2004 Unit 2 – 09/2004 Unit 3 – 09/2004	168 MW 168 MW 168 MW
						504 MW
Rock Springs	50.0%	(5)	Cecil County, Maryland	Natural Gas	Unit 1 – 06/2003 Unit 2 – 06/2003	168 MW 168 MW
						336 MW
Distributed Generation	100.0%		Multiple	Diesel	07/2002 05/2016	20 MW 6 MW
						26 MW
Wildcat Point	100.0%		Cecil County, Maryland	Natural Gas	Under construction	940 MW
					Total	2,968 MW

(1)

Represents an approximation of our entitlement to the maximum dependable capacity in summer conditions for Clover and North Anna, which does not represent actual usage.  Represents a nominal average of summer and winter capacities for Louisa, Marsh Run, and Rock Springs.  For Wildcat Point, represents the projected maximum dependable capacity in summer conditions.

(2)	Our interest in Clover Unit 1 is subject to a long-term lease. See “Clover—Clover Lease” below.
(3)	We purchased our 11.6% undivided ownership interest in North Anna in December 1983.
(4)	The units at this facility also operate on No. 2 distillate fuel oil as an alternate fuel source.
(5)	We own 100.0% of two units, each with a net capacity rating of 168 MW and 50.0% of the common facilities for the facility. See “Combustion Turbine Facilities—Rock Springs” below.

Generating Facilities by Primary Fuel

Clover

Virginia Power, the co-owner of Clover, is responsible for operating, and procuring and arranging for the transportation of the fuel required to operate Clover.  See “Business—Power Supply Resources—Fuel Supply—Coal” in Item 1.  ODEC and Virginia Power are each entitled to half of the power generated by Clover.  We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover.

Clover Lease

In 1996, we entered into a lease with an owner trust for the benefit of an investor in which we leased our interest in Clover Unit 1 and related common facilities, subject to the lien of the Indenture, for a term extendable by the owner trust up to the full productive life of Clover Unit 1, and simultaneously entered into an approximately 21.8-year leaseback of the interest.  The interest of the owner trust in Clover Unit 1 is subject and subordinate to the lien of the Indenture.  The lease contains events of default, which, if they occur, could result in termination of the lease and, consequently, our loss of possession and right to the output of Clover Unit 1.  On June 29, 2016, we provided written notice of our exercise of the option to purchase the owner trust’s interest in Clover Unit 1 in 2018.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Contingent Obligations—Clover Lease” in Item 7 for a discussion of our obligations at the end of the term of the leaseback of Clover Unit 1 and sources of funding for these obligations.

North Anna

The NRC has granted operating licenses for North Anna Unit 1 and Unit 2 that extend through April 1, 2038 and August 21, 2040, respectively.  Virginia Power, the co-owner of North Anna, is responsible for operating and procuring nuclear fuel for North Anna.  See “Business—Power Supply Resources—Fuel Supply—Nuclear” in Item 1.  We are entitled to 11.6% of the power generated by North Anna.  We are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna.  In addition, we separately fund our pro-rata portion of the decommissioning costs of North Anna.  ODEC and Virginia Power also bear pro-rata any liability arising from ownership of North Anna, except for liabilities resulting from the gross negligence of the other.

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

Rock Springs

ODEC and Essential Power, LLC each individually own two units (a total of 336 MWs each) and 50.0% of the common facilities at Rock Springs.  Additionally, ODEC and Essential Power, LLC each individually bid its respective units into PJM as determined to be necessary and prudent.  We arrange for the transportation and supply of the natural gas required by the operator for our units at Rock Springs.

Rock Springs is currently operated and maintained by Essential Power Operating Co., LLC, an affiliate of Essential Power, LLC, pursuant to a service agreement under which Essential Power Operating Co., LLC supplies all services, goods, and materials, other than natural gas, required to operate the facility.  We are responsible for all costs associated with the development, construction, additions, and operating costs and administrative and general expenses relating to our two units and the proportional share of the costs relating to the common facilities for Rock Springs.

Distributed Generation Facilities

We have six distributed generation facilities in our member distribution cooperatives’ service territories primarily to enhance our system’s reliability.  We have 14 MW and 12 MW of distributed generation to serve our member distribution cooperatives in the Virginia mainland territory and the Delmarva Peninsula territory, respectively.

Wildcat Point

We are constructing, and will be the sole owner of an approximate 1,000 MW natural gas-fueled combined cycle generation facility, named Wildcat Point, in Cecil County, Maryland.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Wildcat Point” in Item 7.

Transmission

We own approximately 110 miles of transmission lines on the Virginia portion of the Delmarva Peninsula.  We also own two 1,100-foot, 500 kV transmission lines and a 500 kV substation at Rock Springs jointly with Essential Power, LLC.  As a transmission owner in PJM, we have relinquished dispatch control of all of these transmission facilities to PJM and contracted with third parties to operate and maintain them.

Indenture

The Indenture grants a lien on substantially all of our real property and tangible personal property and some of our intangible personal property in favor of the trustee, with limited exceptions.  The obligations outstanding under the Indenture, including all of our long-term indebtedness, are secured equally and ratably by the trust estate under the Indenture.

ITEM 3. LEGAL PROCEEDINGS

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate in order to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us.  On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing.  On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures.  We received an initial decision from the hearing judge on April 13, 2015.  The hearing judge found many components of the formula rate to be just and reasonable.  We believe all components of the formula rate are just and reasonable and addressed the components the hearing judge found to be unjust and unreasonable in our brief on exceptions.  Briefs on exceptions to the initial decision and briefs opposing exceptions to the initial decision were filed in 2015.  On January 19, 2017, FERC issued its order on the hearing judge’s initial decision.  On February 21, 2017, we submitted our compliance filing, revising the formula rate as directed in the order.  Additionally, on February 21, 2017, Bear Island filed a request for rehearing.  Our formula rate remains in effect subject to refund pending a final order from FERC.  If a refund is ultimately determined, we believe it will result in a reallocation of costs among our member distribution cooperatives and therefore would not have an adverse effect on us.

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

Also related to this matter, on January 5, 2017, we filed a complaint and request for relief in the Circuit Court for the County of Henrico in the Commonwealth of Virginia.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below present selected historical information relating to our financial condition and results of operations.  The financial data for the five years ended December 31, 2016, is derived from our audited consolidated financial statements.  You should read the information contained in this table together with our consolidated financial statements, the related notes to the consolidated financial statements, and the discussion of this information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except ratios)
Statement of Operations Data
Operating Revenues	$877,871	$1,020,028	$951,576	$842,069	$842,681
Operating Margin	45,192	48,953	50,525	52,590	59,145
Net Margin attributable to ODEC	17,637	11,879	9,100	9,573	9,939

Margins for Interest Ratio	1.67	1.27	1.21	1.21	1.21

	December 31,
	2016	2015	2014	2013	2012
	(in thousands, except ratios)
Balance Sheet Data
Net Electric Plant	$1,650,918	$1,457,573	$1,097,669	$965,378	$991,340
Total Investments	270,268	254,624	252,062	255,984	263,024
Other Assets	208,930	289,402	283,470	303,260	281,974
Total Assets	$2,130,116	$2,001,599	$1,633,201	$1,524,622	$1,536,338

Patronage capital (1)	$402,857	$390,976	$379,097	$369,997	$360,424
Non-controlling interest	5,725	5,704	5,687	5,691	13,257
Long-term debt (2)	990,083	1,017,926	715,497	743,355	730,653
Revolving credit facility	152,000	—	86,000	—	—
Long-term debt due within one year	28,292	28,292	28,292	28,292	28,292
Total Capitalization and Short-term Debt	$1,578,957	$1,442,898	$1,214,573	$1,147,335	$1,132,626

Equity Ratio (3)	25.6%	27.2%	31.4%	32.4%	32.2%

(1)	For 2016, patronage capital includes a $5.8 million equity contribution and a $5.8 million patronage capital retirement.
(2)	Includes debt issuance costs as a direct reduction to long-term debt.
(3)	Equity ratio equals patronage capital divided by the sum of our long-term debt, revolving credit facility, long-term debt due within one year, and patronage capital.

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

On December 13, 2016, our board of directors declared a patronage capital retirement of $5.8 million, to be paid on April 3, 2017.

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

Our results for the year ended December 31, 2016, were primarily impacted by changes in our energy revenues and purchased power expense, an additional equity contribution, declaration of a patronage capital retirement, and our continued investment in Wildcat Point.

•

Our energy revenues from sales to member distribution cooperatives decreased $109.3 million, or 18.0%, due to the 13.0% decrease in the average total cost of energy sold to our member distribution cooperatives and the 5.7% decrease in energy sales in MWh to our member distribution cooperatives.  We had decreases in our load requirements related to a limited exception provision in our wholesale power contract and retail choice in Virginia.

•

Purchased power expense decreased $86.9 million, or 17.6%, primarily due to decreased volume and average cost of purchased energy.  Purchased power volume decreased primarily due to the decrease in our member distribution cooperatives’ power requirements from us during 2016.

•	Net margin attributable to ODEC increased $5.8 million, or 48.5%, as a result of a $5.8 million additional equity contribution in 2016.
•	On December 13, 2016, our board of directors declared a patronage capital retirement of $5.8 million, to be paid on April 3, 2017.
•	We continue with the construction of Wildcat Point. Through December 31, 2016, we capitalized construction costs totaling $715.9 million, including $42.6 million of capitalized interest.

Wildcat Point

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled combined cycle generation facility, named Wildcat Point, in Cecil County, Maryland.  Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator.  The facility is scheduled to become operational in mid-2017.  We currently anticipate that the project cost will be approximately $834.3 million, including capitalized interest.  Through December 31, 2016, we capitalized construction costs related to Wildcat Point totaling $715.9 million, including $42.6 million of capitalized interest.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires that our management make estimates and assumptions that affect the amounts reported in our financial statements.  We base these estimates and assumptions on information available as of the date of the financial statements.  We consider the following accounting policies to be critical accounting policies due to the estimation involved in each.

Accounting for Regulated Operations

We are a rate-regulated entity and, as a result, are subject to the accounting requirements of Accounting for Regulated Operations.  In accordance with Accounting for Regulated Operations, some of our revenues and expenses can be deferred at the discretion of our board of directors, which has budgetary and rate setting authority, if it is probable that these amounts will be recovered or returned through our formula rate in future periods.  Regulatory assets represent costs that we expect to recover from our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate.  Regulatory liabilities represent probable future reductions in our revenues associated with amounts that we expect to return to our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate.  See “Factors Affecting Results—Formula Rate” below.  Regulatory assets are generally included in deferred charges and regulatory liabilities are generally included in deferred credits and other liabilities.  Deferred energy, which can be either a regulatory asset or regulatory liability, is included in current assets or current liabilities, respectively.  We recognize regulatory assets and liabilities as expenses or as a reduction in expenses, respectively, concurrent with their recovery through rates.

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives.  Deferred energy on our Consolidated Statements of Revenues, Expenses, and Patronage Capital represents the difference between energy revenues, which are based upon energy rates approved by our board, and energy expenses, which are based upon actual energy costs incurred.  The deferred energy balance on our Consolidated Balance Sheet represents the net accumulation of any under- or over-collection of energy costs.  Under-collected energy costs appear as an asset and will be collected from our member distribution cooperatives in subsequent periods through our formula rate.  Conversely, over-collected energy costs appear as a liability and will be returned to our member distribution cooperatives in subsequent periods through our formula rate.

Margin Stabilization

Margin Stabilization allows us to review our actual demand-related costs of service and demand revenues and adjust revenues from our member distribution cooperatives to meet our financial coverage requirements and accumulate additional equity as approved by our board of directors.  Our formula rate allows us to recover and return amounts utilizing Margin Stabilization.  We record all adjustments, whether increases or decreases, in the year affected and allocate any adjustments to our member distribution cooperatives based on power sales during that year.  We collect these increases from our member distribution cooperatives, or offset decreases against amounts owed by our member distribution cooperatives to us, generally in the succeeding calendar year.  We adjust operating revenues and accounts receivable–members or accounts payable–members, as appropriate, to reflect these adjustments.  These adjustments are treated as due, owed, incurred, and accrued for the year to which the adjustment relates.  See “Factors Affecting Results—Formula Rate” below.  The following table details the Margin Stabilization adjustments for the past three years:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Margin Stabilization adjustment	$ 15,123	$ 9,561	$ —

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

A significant portion of our asset retirement obligations relates to our share of the future cost to decommission North Anna.  As of December 31, 2016 and 2015, North Anna’s nuclear decommissioning asset retirement obligation totaled $101.6 million, or 84.6% of total asset retirement obligations, and $97.6 million, or 82.6% of our total asset retirement obligations, respectively.  Because of its significance, the following discussion of critical third-party assumptions inherent in determining the fair value of asset retirement obligations relates to assumptions associated with our nuclear decommissioning obligations.

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

The weighted average cost escalation rate was applied if the cash flows increased as compared to the previous study.  The original weighted average cost escalation rate was applied if the cash flows decreased as compared to the previous study.  The use of alternative rates would have been material to the liabilities recognized.  For example, had we increased the cost escalation rates by 0.5%, the amount recognized as of December 31, 2016, for our asset retirement obligations related to nuclear decommissioning would have been $19.0 million higher.

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

For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we defer all unrealized gains and losses on a net basis as a regulatory asset or regulatory liability, respectively, in accordance with Accounting for Regulated Operations.  These amounts are subsequently reclassified as purchased power or fuel expense on our Consolidated Statements of Revenues, Expenses, and Patronage Capital as the power or fuel is delivered and/or the contract settles.

Generally, derivatives are reported at fair value on our Consolidated Balance Sheet in the regulatory assets or regulatory liabilities account and deferred charges–other and deferred credits and other liabilities–other.  The measurement of fair value is based on actively quoted market prices, if available.  Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications.

Factors Affecting Results

Margins

We operate on a not-for-profit basis and, accordingly, seek to generate revenues sufficient to recover our cost of service and produce margins sufficient to establish reasonable reserves, meet financial coverage requirements, and accumulate additional equity approved by our board of directors.  On December 13, 2016, our board of directors approved an additional equity contribution of $5.8 million.  Revenues in excess of expenses in any year are designated as net margin attributable to ODEC on our Consolidated Statements of Revenues, Expenses, and Patronage Capital.  We designate retained net margins attributable to ODEC on our Consolidated Balance Sheet as patronage capital, which we assign to each of our members on the basis of its class of membership and business with us.  Any distributions of patronage capital are subject to the discretion of our board of directors and restrictions contained in our Indenture and our syndicated credit agreement.  On December 13, 2016, our board of directors declared a patronage capital retirement of $5.8 million, to be paid on April 3, 2017.  As a result of this declaration, we reduced patronage capital and increased accounts payable–members by $5.8 million.

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

Energy costs, which are primarily variable costs, such as nuclear, coal, and natural gas fuel costs and the energy costs under our power purchase contracts with third parties, are recovered through two separate rates, the base energy rate and the energy adjustment rate.  The base energy rate is developed annually to collect energy costs as estimated in our budget including amounts in the deferred energy account from the prior year.  As of January 1 of each year, the base energy rate is reset in accordance with our budget and the energy adjustment rate is reset to zero.  With board approval, we can revise the energy adjustment rate at any time during the year if it becomes apparent that the combined base energy rate and the current energy adjustment rate are over-collecting or under-collecting our actual and anticipated energy costs.  See “FERC Proceeding Related to Formula Rate” in “Legal Proceedings” in Part I, Item 3.

Demand costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, and our margin requirements and additional equity contributions approved by our board of directors, are recovered through our demand rates.  The formula rate allows us to change the actual demand rates we charge as our demand-related costs change, without FERC approval, with the exception of decommissioning cost, which is a fixed number in the formula rate that requires FERC approval prior to any adjustment.  FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula.  Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates.  We collect our total demand costs through the following three separate rates:

•	transmission service rate – designed to collect transmission-related and distribution-related costs;
•	RTO capacity service rate – a proxy rate based on capacity prices in PJM that PJM allocates to ODEC and all other PJM members; and
•	remaining owned capacity service rate – recovers all remaining demand costs not billed and/or recovered under the transmission service and RTO capacity service rates.

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

Recognition of Revenue

Our operating revenues reflect the actual demand-related costs we incurred plus the energy costs that we collected.  Estimated demand-related costs are collected during the period through the demand components of our formula rate.  In accordance with Margin Stabilization, these costs, as well as operating revenues, are adjusted at the end of each reporting period to reflect actual demand-related costs incurred during that period.  See “Critical Accounting Policies—Margin Stabilization” above.  Estimated energy costs are collected during the period through the energy components of our formula rate.  Operating revenues are not adjusted at the end of each reporting period to reflect actual energy costs incurred during that period.  The difference between actual energy costs incurred and energy costs collected during each period is recorded as deferred energy expense, which may be a positive or negative number.  See “Critical Accounting Policies—Deferred Energy” above.

We bill energy to each of our member and non-member customers based on the total MWh delivered to them each month.  We bill demand costs through three separate rates: a transmission service rate, an RTO capacity service rate, and a remaining owned capacity service rate.  See “Factors Affecting Results—Formula Rate” above.  The transmission service rate is billed to each of our member distribution cooperatives based on its contribution to the single zonal coincident peak (the hour of the month the need for energy is highest) for the prior year within each of the PJM transmission zones.  The RTO capacity service rate is billed to each of our member distribution cooperatives based on its contribution to the average of the five hourly PJM coincident peaks in the prior year, subject to add-backs for participation in PJM demand response programs.  The remaining owned capacity service rate is billed to each of our member distribution cooperatives based on its contribution to the monthly zonal coincident peak.

Customers’ Requirements for Power

Changes in the number of customers and those customers’ requirements for power significantly affect our member distribution cooperatives’ customers’ requirements for power.  Factors affecting our member distribution cooperatives’ customers’ requirements for power include:

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

•

Heating and cooling degree days are measurement tools used to quantify the need to utilize heating or cooling, respectively, for a building.  The heating and cooling degree days for the three years ended December 31, were as follows:

	2016	2015	2014
Heating degree days	3,217	3,492	3,869
Cooling degree days	1,519	1,369	1,064

•	Economy – General economic conditions have an impact on the rate of growth of our member distribution cooperatives’ energy requirements.
•	Residential growth – Residential growth in our member distribution cooperatives’ service territories and increases in consumption levels increase the requirements for power.
•

Commercial growth – The amount, size, and usage of electronics and machinery and the expansion of operations among our member distribution cooperatives’ commercial and industrial customers impact the requirements for power.

•

Behind-the-meter (distributed generation) resources – Growth in the number of consumers who serve all or a portion of their electricity requirements from resources behind-the-meter, such as solar panels or local micro-grids, reduces the requirements for power.

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

In 2016, we satisfied approximately 72.7% of our capacity obligations to PJM and 45.2% of our energy requirements through our ownership interests in Clover, North Anna, Louisa, Marsh Run, and Rock Springs, and we purchased power under physically-delivered forward contracts and in the spot market to supply our remaining needs.  See “Business—Power Supply Resources” in Item 1 and “Properties” in Item 2.

We are currently constructing an approximate 1,000 MW natural gas-fueled combined cycle generation facility, named Wildcat Point, in Cecil County, Maryland.  See “Wildcat Point” above.

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

Transmission owners within PJM have made significant investments in their transmission systems.  Because transmission rates are established to recover the cost of investment plus a return on the investment, PJM's rates for network transmission services have increased significantly in recent years.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses” in Item 7.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch control of PJM.  See “PJM” above.  Typically, nuclear facilities are almost always dispatched and coal-fired and combustion turbine facilities are generally dispatched based upon economic factors including the market price of energy, and to meet system reliability requirements.

Recent prices of natural gas have made the operation of our combustion turbine facilities economical, resulting in increased dispatch of those facilities.

Operational Availability

The operational availability of our owned generating resources for the past three years was as follows:

	Year Ended December 31,
	2016	2015	2014
Clover	91.0%	84.4%	87.7%
North Anna	89.7	96.5	93.9
Louisa	98.2	97.2	96.8
Marsh Run	96.8	95.7	98.7
Rock Springs	79.6	79.9	94.9

In the fall of 2016, both units at Rock Springs experienced unscheduled outages that lasted approximately 55 and 56 days, respectively.  Both units were available for operation in early December 2016.  In the fall of 2015, both units at Rock Springs experienced unscheduled outages that lasted approximately 67 and 71 days, respectively.

Capacity

The output of Clover and North Anna, our baseload generating facilities, for the past three years as a percentage of maximum dependable capacity rating of the facilities was as follows:

	Year Ended December 31,
	2016	2015	2014
Clover	71.6%	72.1%	74.7%
North Anna	91.0	98.2	95.9

Outages

The scheduled and unscheduled outages for Clover and North Anna for the past three years were as follows:

	Clover			North Anna
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	(in days)			(in days)
Scheduled	35.1	86.4	72.0	71.1	20.5	34.0
Unscheduled	30.7	27.8	18.0	4.3	5.3	10.3
Total	65.8	114.2	90.0	75.4	25.8	44.3

The outage days above for Clover and North Anna reflect the total number of outage days for the two units at Clover and the two units at North Anna.

The unscheduled outages for Clover in 2016, 2015, and 2014 were related to maintenance items associated with the boiler and balance of plant equipment.

Each unit at North Anna is scheduled for refueling approximately every 18 months.  While only one unit is refueled at a time, this refueling schedule typically results in both units being off-line for refueling during the same calendar year once every three years.  During 2016, both units at North Anna were off-line for refueling.

Increasing Environmental Regulation

We are subject to extensive federal and state regulation regarding environmental matters.  This regulation is becoming increasingly stringent through amendments to federal and state statutes and the development of regulations authorized by existing law.  Future federal and state legislation and regulations present the potential for even greater obligations to limit the impact on the environment from the operation of our generating and transmission facilities.  See “Business—Regulation— Environmental” in Item 1 and “Risk Factors” in Item 1A.

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

Sales to Non-members

Sales to non-members consist of sales of excess purchased and generated energy and sales of renewable energy credits.  We primarily sell excess energy to PJM under its rates for providing energy imbalance service.  Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, and changes in market conditions.  Renewable energy credits that are not sold to our member distribution cooperatives are sold to non-members.

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues by type of purchaser and our energy sales in MWh for the past three years were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues (1)	$498,044	$607,342	$586,327
Demand revenues	349,050	361,583	321,706
Total revenues from sales to member distribution cooperatives	847,094	968,925	908,033
Non-members (2)	30,777	51,103	43,543
Total operating revenues	$877,871	$1,020,028	$951,576

Energy sales to:	(in MWh)
Member distribution cooperatives	11,961,760	12,688,672	12,699,956
Non-members	693,288	1,193,034	579,461
Total energy sales	12,655,048	13,881,706	13,279,417

Average cost of energy to member distribution cooperatives (per MWh)	$41.64	$47.86	$46.17
Average cost of demand to member distribution cooperatives (per MWh)	29.18	28.50	25.33
Average total cost to member distribution cooperatives (per MWh)	$70.82	$76.36	$71.50
(1)	Includes sales of renewable energy credits of $2.6 million, $2.2 million, and $1.3 million in 2016, 2015, and 2014, respectively.
(2)	Includes sales of renewable energy credits of $9.1 million, $8.5 million, and $5.9 million in 2016, 2015, and 2014, respectively.

Member Distribution Cooperatives

In 2016, total revenues from sales to our member distribution cooperatives decreased $121.8 million, or 12.6%, as compared to 2015, primarily due to the decrease in energy revenues.  Energy revenues decreased $109.3 million, or 18.0%, due to the 13.0% decrease in the average total cost of energy sold to our member distribution cooperatives and the

5.7% decrease in energy sales in MWh to our member distribution cooperatives.  The average total cost of energy sold to our member distribution cooperatives was impacted by the rate decreases we implemented in 2016 (see table below).  The decrease in the volume of energy sales was primarily a result of the reduction in our load requirements related to a limited exception provision in our wholesale power contract and retail choice in Virginia.  Effective May 1, 2016, one of our member distribution cooperatives elected to purchase 51 MW from an alternate supplier in accordance with a limited exception provision in our wholesale power contract.  Effective June 1, 2016, Bear Island, an industrial customer of REC, elected to purchase its power requirements from an alternate supplier in accordance with retail choice in Virginia, thus reducing REC’s requirements for power.  These two events resulted in a 658,837 MWh load reduction in 2016.

In 2015, total revenues from sales to our member distribution cooperatives increased $60.9 million, or 6.7%, as compared to 2014 primarily due to the $39.9 million, or 12.4%, increase in demand revenues primarily due to increased transmission expenses.  Additionally, energy revenues increased $21.0 million, or 3.6%, due to the 3.5% increase in the cost of energy sold to our member distribution cooperatives.  In 2015, our energy sales in MWh to our member distribution cooperatives were relatively flat as compared to 2014.  In the first quarter of 2015 and 2014, our member distribution cooperatives' service territory experienced extremely cold weather.  In 2015, our average total cost to member distribution cooperatives per MWh was 6.8% higher as compared to 2014 as a result of the increase in demand costs and the net increase in our total energy rate.

The following table summarizes the changes to our total energy rate since 2014 which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2014	0.5
April 1, 2014	11.8
October 1, 2014	2.4
January 1, 2015	(0.3)
July 1, 2015	(2.9)
January 1, 2016	(5.4)
April 1, 2016	(6.8)
September 1, 2016	(6.5)
January 1, 2017	(6.7)

Non-Members

In 2016, revenues from sales to non-members decreased $20.3 million, or 39.8%, as compared to the same period in 2015, due to the 49.1% decrease in revenue from sales of excess energy primarily due to a 41.9% decrease in the volume of excess energy sales. We primarily sell excess energy to PJM at the prevailing market price at the time of sale.  Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, and changes in market conditions.

In 2015, revenues from sales to non-members increased $7.6 million, or 17.4%, as compared to the same period in 2014, due to the 13.1% increase in revenue from sales of excess energy and the 44.7% increase in revenue from sales of renewable energy credits.  The increase in revenue from sales of excess energy was primarily due to a 105.9% increase in the volume of excess energy sales, partially offset by a 45.1% decrease in the average price of excess energy.

Operating Expenses

The following is a summary of the components of our operating expenses for the past three years.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Fuel	$138,391	$159,917	$213,528
Purchased power	408,006	494,909	518,814
Transmission	121,456	113,622	75,959
Deferred energy	12,194	47,783	(57,141)
Operations and maintenance	50,088	49,768	49,599
Administrative and general	41,477	37,448	40,279
Depreciation and amortization	45,739	45,168	42,049
Amortization of regulatory asset/(liability), net	2,233	9,496	5,838
Accretion of asset retirement obligations	4,839	4,695	3,870
Taxes, other than income taxes	8,256	8,269	8,256
Total Operating Expenses	$832,679	$971,075	$901,051

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

Total operating expenses were $138.4 million, or 14.3% lower for 2016 as compared to 2015, primarily as a result of the decreases in purchased power expense, deferred energy, and fuel expense, partially offset by the increase in transmission.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $86.9 million, or 17.6%, primarily due to the 12.5% decrease in the volume of purchased energy and the 4.2% decrease in the average cost of purchased energy.  Purchased power volume decreased primarily due to the decrease in our member distribution cooperatives’ power requirements from us during 2016.

•

Deferred energy expense decreased $35.6 million.  In 2016 and 2015, we over-collected $12.2 million and $47.8 million, respectively.  Deferred energy expense represents the difference between energy revenues and energy expenses.

•

Fuel expense decreased $21.5 million, or 13.5%, primarily due to the 20.7% decrease in the average cost of fuel for our combustion turbine facilities and the 7.8% decrease in the dispatch of our combustion turbine facilities.

•	Transmission expense increased $7.8 million, or 6.9%, primarily due to an increase in PJM charges for network transmission services.

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

Other Items

Investment Income

Investment income was relatively flat in 2016 as compared to 2015.  Investment income decreased in 2015 by $1.8 million, or 24.9%, as compared to 2014, primarily due to lower income earned on our nuclear decommissioning trust.

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

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the past three years were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Interest on long-term debt	$(56,983)	$(58,065)	$(45,058)
Interest on revolving credit facility	(1,368)	(710)	(1,231)
Other interest	(1,056)	(623)	(340)
Total interest charges	(59,407)	(59,398)	(46,629)
Allowance for borrowed funds used during construction	30,274	13,771	936
Interest charges, net	$(29,133)	$(45,627)	$(45,693)

In 2016, interest charges, net decreased $16.5 million, or 36.1%, as compared to 2015, due to the $16.5 million increase in allowance for borrowed funds used during construction (capitalized interest) primarily related to Wildcat Point.  In 2015, interest charges, net was relatively flat as compared to the prior year primarily as a result of the increase in interest on long-term debt related to the January 2015 debt issuance, offset by the increase in allowance for borrowed funds used during construction.

Net Margin Attributable to ODEC

In 2016, our net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased $5.8 million, or 48.5%, as a result of the $5.8 million equity contribution in 2016.  In 2015, our net margin attributable to ODEC, increased by $2.8 million, or 30.5%, as compared to 2014, primarily as a result of the increase in total interest charges.  See “Factors Affecting Results—Formula Rate” above.

Financial Condition

The principal changes in our financial condition from December 31, 2015 to December 31, 2016, were caused by the increases in construction work in progress, revolving credit facility, and accounts payable, and decreases in accounts payable–members, and deferred credits and other liabilities–other.

•	Construction work in progress increased $195.7 million primarily due to expenditures related to Wildcat Point, slightly offset by electric plant placed in service.
•	Revolving credit facility increased $152.0 million due to outstanding borrowings under this facility, principally to fund construction of Wildcat Point.
•

Accounts payable increased $21.7 million primarily due to the increase in construction related payables driven by the reclassification of the Wildcat Point retainage payable from a long-term liability to a current liability.

•

Accounts payable–members decreased $32.1 million due to the decrease in member prepayments partially offset by the increase in amounts owed to our member distribution cooperatives related to the declaration of patronage capital retirement and Margin Stabilization.

•	Deferred credits and other liabilities–other decreased $33.1 million primarily due to the reclassification of the Wildcat Point retainage payable from a long-term liability to a current liability.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

In 2016, 2015, and 2014, our operating activities provided cash flows of $88.5 million, $219.3 million, and $16.8 million, respectively.  Operating activities in 2016 were primarily impacted by the following:

•	Current liabilities changed $36.4 million primarily due to the $32.1 million decrease in accounts payable–members.
•	Regulatory assets and liabilities changed $17.9 million primarily due to the change in deferred net unrealized gains and losses on derivatives, and amortization of regulatory assets and liabilities.
•	Deferred energy changed $12.2 million due to the over-collection of energy costs in 2016.

Revolving Credit Facility

We maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs.  Commitments under this syndicated credit agreement extend until March 3, 2022.  As of December 31, 2016, we had outstanding under this facility, $152.0 million in borrowings at an interest rate of 1.6% and $5.2 million in letters of credit.  We did not have any borrowings outstanding under this facility as of December 31, 2015; however, the interest rate on any borrowings would have been 1.4%.  As of December 31, 2015, we had $8.2 million in letters of credit outstanding under this facility.

The syndicated credit agreement contains customary events of default, which, if they occur, would terminate our ability to borrow amounts under this facility and potentially accelerate any outstanding loans under this facility at the election of the lenders.  Some of these customary events of default relate to:

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

We currently anticipate that we will issue long-term debt in 2017 to fund capital expenditures related to Wildcat Point construction costs.

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

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities.  We review these projections frequently in order to update our calculations to reflect changes in our future plans, construction costs, market factors, and other items affecting our forecasts.  Our actual capital expenditures could vary significantly from these projections.  The table below summarizes our actual and projected capital expenditures on a cash flow basis, including capitalized interest, for 2014 through 2019:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2014	2015	2016	2017	2018	2019
	(in millions)
Wildcat Point	$80.8	$331.7	$232.7	$183.1	$2.0	$2.0
Clover	17.5	14.3	7.1	9.9	7.9	12.8
North Anna nuclear fuel	16.4	6.3	9.6	16.9	9.4	11.0
North Anna	7.5	9.2	6.5	6.3	5.9	6.4
Transmission	9.9	8.1	4.4	3.4	2.7	4.2
Combustion turbine facilities	1.0	2.3	0.9	6.0	0.4	0.4
Other	2.8	1.6	2.6	1.4	1.5	1.5
Total	$135.9	$373.5	$263.8	$227.0	$29.8	$38.3

Nearly all of our capital expenditures consist of additions to electric plant and equipment, particularly for the construction of Wildcat Point.  Capital expenditures for “Other” include costs related to our administrative and general assets, and distributed generation facilities.  We intend to use our cash flow from operations, borrowings under our revolving credit facility, and financings in the debt capital markets to fund all of our currently projected capital requirements through 2019.

Contractual Obligations

In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our generating facilities, power purchases for capacity and energy, the financing of our operations, and other matters.  See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1.  The following table summarizes our long-term contractual obligations at December 31, 2016:

	Payments due by Period
	Total	2017	2018-2019	2020-2021	2022 and Thereafter
	(in millions)
Long-term debt obligations	$1,951.8	$80.8	$156.7	$158.3	$1,556.0
Power purchase obligations	610.1	180.0	352.1	78.0	—
Asset retirement obligations	383.1	0.1	1.9	—	381.1
Operating lease obligations	111.7	0.5	109.8	1.0	0.4
Construction obligations	81.5	81.5	—	—	—
Total	$3,138.2	$342.9	$620.5	$237.3	$1,937.5

We expect to fund these obligations with cash flow from operations, borrowings under our revolving credit facility, and financings in the debt capital markets.

Long-term Debt Obligations

At December 31, 2016, our long-term debt obligations include long-term debt issued privately and to the public under the Indenture.  Long-term debt includes both the principal of and interest on long-term debt, and long-term debt due within one year.

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

Operating Lease Obligations

Our obligation described above with respect to operating lease obligations primarily relates to our portion of the Clover Unit 1 purchase option price at the end of the term of the leaseback that will be satisfied by our investment in United States Treasury securities.  On June 29, 2016, we provided written notice of our exercise of the option to purchase the owner trust’s interest in Clover Unit 1 in 2018 at the end of the term of the leaseback.  See “Significant Contingent Obligations—Clover Lease” below.

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

Power Purchase Arrangements

Under the terms of most of our hedging instruments, we typically agree to provide collateral under certain circumstances and we require comparable terms from our counterparties.  The collateral we may be required to post with a counterparty, and vice versa, is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under a contract with a respective counterparty.  As of December 31, 2016, the collateral we had posted with counterparties pursuant to the hedging instruments we have in place totaled $5.9 million.  Typically, collateral thresholds under our contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3,” respectively).  As of December 31, 2016, if our credit ratings had been below investment grade we estimate we would have been obligated to post between $400.0 million and $500.0 million of collateral with our counterparties.  This calculation is based on energy prices on December 31, 2016, and delivered power for which we have not yet paid.  Depending on the difference between the price of power under our contracts and the price of power in the market at the time of the calculation, this amount could increase or decrease.

Additionally, in accordance with its credit policy, PJM subjects each applicant, participant and member of PJM to a credit evaluation to determine its creditworthiness, and whether it must provide any collateral to support its obligations in connection with its PJM transactions.  A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide collateral.  As of December 31, 2016, if PJM had determined that we needed to provide collateral to support our obligations, PJM could have asked us to provide up to approximately $12.9 million.

TEC Guarantees

TEC is considered a variable interest entity for which we are the primary beneficiary, and we have consolidated its results and eliminated all intercompany balances and transactions in consolidation.  To facilitate the ability of TEC to sell power in the market, we have agreed to guarantee up to a maximum of $200.0 million of TEC’s delivery and payment obligations associated with its energy trades, if requested.  See “Business—Members—TEC” in Item 1.  Our agreement to guarantee these obligations continues in effect until we elect to terminate it by providing at least 30 days' prior written notice of termination or until all amounts owed to us by TEC have been paid.  Our guarantee of TEC’s obligations will enable it to maintain sufficient credit support to meet its delivery and payment obligations associated with its energy trades.  As of December 31, 2016, we did not have any guarantees outstanding in support of TEC’s obligations.

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

The payment undertaking agreement was issued by Rabobank.  Rabobank has senior debt obligations which are currently rated “A+” by S&P and “Aa2” by Moody’s.  Under this agreement, we made a payment to Rabobank; in return Rabobank agreed to make payments directly to the lender in the related lease transaction in satisfaction of a portion of our rent payment obligation under the leaseback and a portion of the fixed purchase price if we choose to exercise that option.  We remain liable for all rental payments under the leaseback if Rabobank fails to make such payments, although the owner trust has agreed to pursue Rabobank before pursuing payment from us.  For 2016, Rabobank paid $15.2 million of rent.  As of December 31, 2016, both the value of the portion of our lease obligations to be paid by Rabobank to the owner trust, as well as the value of our interest in the related payment undertaking agreement, totaled approximately $306.1 million.

In connection with the lease and leaseback, we also agreed to deliver a letter of credit to the investor to the lease within 90 days after our obligations under the Indenture are either rated below “A-” by S&P or “Baa2” by Moody’s, or if such obligations are placed on negative credit watch by either S&P or Moody’s while rated “A-” by S&P or “Baa2” by Moody’s, respectively.  If our ratings had been below this minimum rating as of December 31, 2016, the estimated amount of the letter of credit we would have been required to provide was approximately $2.1 million.  The amount of any letter of credit we are required to deliver in connection with the lease is impacted by the changes in market value of the investment we purchased and ultimately decreases to zero by December 18, 2018.

We have elected to purchase the owner trust’s interest in the unit and must pay the owner trust a fixed purchase price of $430.5 million in four installments during 2018.  Payments under the payment undertaking agreement are expected to fund approximately $289.7 million of these payments.  These payments also will be funded by United States Treasury securities with a maturity value of $108.6 million.  The remaining $32.2 million will be provided by us, but will in turn be paid to us as the holder of a loan to the owner trust.

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

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices.  As of December 31, 2016, we estimate that the fair value of our purchased power agreements, forward sales of agreements, and forward purchases of natural gas was between $1.0 billion and $1.1 billion.  Approximately 32% of the fair value of this portfolio is estimable using observable market prices.  The remaining 68% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices.  In the absence of observable market prices, the valuation of the 68% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model.  As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio.  As an example of our portfolio’s exposure to market price risk, we estimate that a 10% change in the price of the commodities hedged by the portion of this portfolio with observable market prices would have changed the fair value of this portion of the portfolio by approximately $31.1 million as of December 31, 2016.  To the extent all or portions of our portfolio are liquidated above or below our original cost, these gains or losses are factored into the costs billed to our member distribution cooperatives pursuant to our formula rate.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7.

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

•	modeling our power obligations and assisting us with analyzing alternatives to meet our member distribution cooperatives’ power requirements;
•	selling excess power as our agent; and
•	executing hedge trades to stabilize the cost of fuel requirements, primarily natural gas used to operate our generating facilities.

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

Interest Rate Risk and Equity Price Risk

In 2016, all of our outstanding long-term debt accrued interest at fixed rates.

We maintain a $500.0 million revolving credit facility.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources—Revolving Credit Facility” in Item 7.  Any amounts we borrow under this facility will accrue interest at a variable rate.  As of December 31, 2016, we had outstanding under this facility, $152.0 million in borrowings at an interest rate of 1.6% and $5.2 million in letters of credit.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust so that the trust balance will cover the estimated cost to decommission North Anna at the time of decommissioning.  As of December 31, 2016, $111.0 million, $47.6 million, and $0.5 million were invested in equity securities, debt securities, and cash, respectively.  The value of these debt and equity securities will be impacted by changes in interest rates and price fluctuations in equity markets.  To minimize adverse changes in the aggregate value of the trust, we actively monitor our portfolio by measuring the performance of the investments against market indices and by maintaining and reviewing established target allocation percentages of assets in the trust to various investment options.  We believe the trust’s exposure to changes in interest rates and price fluctuations in equity markets will not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that as of December 31, 2016, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

March 14, 2017

/s/ Jackson E. Reasor	/s/ Robert L. Kees
Jackson E. Reasor	Robert L. Kees
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors of

Old Dominion Electric Cooperative

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative as of December 31, 2016 and 2015, and the related consolidated statements of revenues, expenses and patronage capital, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Cooperative’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our December 31, 2016 audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America.  We conducted our December 31, 2015 audit in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Electric Cooperative at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Richmond, VA
March 14, 2017

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS:	(in thousands)
Electric Plant:
Property, plant, and equipment	$1,746,852	$1,722,477
Less accumulated depreciation	(855,068)	(821,947)
Net Property, plant, and equipment	891,784	900,530
Nuclear fuel, at amortized cost	22,138	15,720
Construction work in progress	736,996	541,323
Net Electric Plant	1,650,918	1,457,573
Investments:
Nuclear decommissioning trust	159,155	145,715
Lease deposits	104,514	101,816
Unrestricted investments and other	6,599	7,093
Total Investments	270,268	254,624
Current Assets:
Cash and cash equivalents	2,946	58,383
Accounts receivable	6,563	10,960
Accounts receivable–deposits	—	1,200
Accounts receivable–members	85,116	83,248
Fuel, materials, and supplies	56,353	63,829
Prepayments and other	4,737	4,683
Total Current Assets	155,715	222,303
Deferred Charges:
Regulatory assets	49,682	61,073
Other	3,533	6,026
Total Deferred Charges	53,215	67,099
Total Assets	$2,130,116	$2,001,599
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$402,857	$390,976
Non-controlling interest	5,725	5,704
Total Patronage capital and Non-controlling interest	408,582	396,680
Long-term debt	990,083	1,017,926
Revolving credit facility	152,000	—
Total long-term debt and revolving credit facility	1,142,083	1,017,926
Total Capitalization	1,550,665	1,414,606
Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	131,581	109,887
Accounts payable–members	66,380	98,462
Accrued expenses	5,806	5,580
Deferred energy	40,029	27,835
Total Current Liabilities	272,088	270,056
Deferred Credits and Other Liabilities:
Asset retirement obligations	120,083	118,200
Obligations under long-term lease	96,930	90,622
Regulatory liabilities	89,020	73,702
Other	1,330	34,413
Total Deferred Credits and Other Liabilities	307,363	316,937
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,130,116	$2,001,599

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES, AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
	(in thousands)
Operating Revenues	$877,871	$1,020,028	$951,576
Operating Expenses:
Fuel	138,391	159,917	213,528
Purchased power	408,006	494,909	518,814
Transmission	121,456	113,622	75,959
Deferred energy	12,194	47,783	(57,141)
Operations and maintenance	50,088	49,768	49,599
Administrative and general	41,477	37,448	40,279
Depreciation and amortization	45,739	45,168	42,049
Amortization of regulatory asset/(liability), net	2,233	9,496	5,838
Accretion of asset retirement obligations	4,839	4,695	3,870
Taxes, other than income taxes	8,256	8,269	8,256
Total Operating Expenses	832,679	971,075	901,051
Operating Margin	45,192	48,953	50,525
Other expense, net	(3,811)	(3,339)	(3,086)
Investment income	5,411	5,519	7,349
Interest income on North Anna Unit 3 cost recovery	—	6,393	—
Interest charges, net	(29,133)	(45,627)	(45,693)
Income taxes	(1)	(3)	1
Net Margin including Non-controlling interest	17,658	11,896	9,096
Non-controlling interest	(21)	(17)	4
Net Margin attributable to ODEC	17,637	11,879	9,100
Patronage Capital - Beginning of Period	390,976	379,097	369,997
Patronage Capital - Retirement	(5,756)	—	—
Patronage Capital - End of Period	$402,857	$390,976	$379,097

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$17,658	$11,896	$9,096
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	45,739	45,168	42,049
Other non-cash charges	18,177	18,706	17,766
Amortization of lease obligations	6,308	5,893	5,503
Interest on lease deposits	(2,984)	(2,910)	(2,841)
Change in current assets	11,151	(2,871)	(2,224)
Change in deferred energy	12,194	47,783	(57,141)
Change in current liabilities	(36,449)	62,694	9,204
Change in regulatory assets and liabilities	17,882	26,968	(2,467)
Change in deferred charges-other and deferred credits and other liabilities-other	(1,224)	5,973	(2,096)
Net Cash Provided by Operating Activities	88,452	219,300	16,849
Investing Activities:
Purchases of held to maturity securities	(480)	(130,293)	(3,931)
Proceeds from sale of held to maturity securities	960	130,240	21,746
Increase in other investments	(4,300)	(4,726)	(6,760)
Electric plant additions	(263,777)	(373,516)	(135,857)
Net Cash Used for Investing Activities	(267,597)	(378,295)	(124,802)
Financing Activities:
Issuance of long-term debt	—	332,000	—
Debt issuance costs	—	(1,754)	—
Payments of long-term debt	(28,292)	(28,292)	(28,292)
Draws on revolving credit facility	333,850	104,000	387,604
Repayments on revolving credit facility	(181,850)	(190,000)	(301,604)
Net Cash Provided by Financing Activities	123,708	215,954	57,708
Net Change in Cash and Cash Equivalents	(55,437)	56,959	(50,245)
Cash and Cash Equivalents - Beginning of Period	58,383	1,424	51,669
Cash and Cash Equivalents - End of Period	$2,946	$58,383	$1,424

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities, and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.7 million as of December 31, 2016 and December 31, 2015.  The income taxes reported on our Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC, which is a taxable corporation.  As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest on our consolidated financial statements.  Our non-controlling, 50% or less, ownership interest in other entities for which we have significant influence is recorded using the equity method of accounting.  We have a power sales contract with TEC under which we may sell to TEC power that we do not need to meet the needs of our member distribution cooperatives.  TEC then sells this power to the market under market-based rate authority granted by FERC.  Additionally, we have a separate contract under which we may purchase natural gas from TEC.  TEC does not engage in speculative trading.

We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  Our rates are set periodically by a formula that was accepted for filing by FERC, and are not regulated by the public service commissions of the states in which our member distribution cooperatives operate.

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

Depreciation

We use the group method of depreciation and conduct depreciation studies approximately every five years.  Our depreciation rates were as follows:

	Depreciation Rates
Generating Facility	2016	2015	2014
Clover	1.8%	1.8%	1.8%
North Anna	3.0	3.0	3.0
Louisa	3.5	3.5	3.5
Marsh Run	3.2	3.2	3.2
Rock Springs	3.3	3.3	3.3

Our last depreciation study was performed in 2016 and will be implemented in 2017.

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE.  The DOE did not begin accepting spent fuel in 1998 as specified in its contract.  As a result, Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred and in 2012 signed a settlement agreement with the DOE.  By mutual agreement of the parties, the settlement agreement is extendable to provide for resolution of damages.  The settlement agreement has been extended to provide for periodic payments for damages incurred through December 31, 2019.  We continue to recognize receivables for certain spent nuclear fuel-related costs.  We believe the recovery of these costs from the DOE is probable.  As of December 31, 2016 and 2015, we had an outstanding receivable of $3.3 million and $4.3 million, respectively.

Fuel, Materials, and Supplies

Fuel, materials, and supplies is primarily composed of fuel and spare parts for our generating assets, and renewable energy credits, all of which are recorded at cost.  Fuel consists primarily of coal and No. 2 fuel oil.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used.  We capitalize interest on borrowings for significant construction projects.  Interest capitalized in 2016, 2015, and 2014, was $30.3 million, $13.8 million, and $0.9 million, respectively.

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

TEC is a taxable corporation and its provision for income taxes was immaterial for the years ended December 31, 2016, 2015, and 2014.

Operating Revenues

Our operating revenues are derived from sales to our members and non-members and are recorded when power and renewable energy credits are delivered.  We sell power to our member distribution cooperatives pursuant to long-term wholesale power contracts that we maintain with each of them.  These wholesale power contracts obligate each member distribution cooperative to pay us for power furnished in accordance with our rates.  See Note 5—Wholesale Power Contracts.  For the years ended December 31, 2016, 2015, and 2014, revenues from sales to our member distribution cooperatives were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Sales to member distribution cooperatives excluding renewable energy credit sales	$ 844,539	$ 966,752	$ 906,720
Renewable energy credit sales to member distribution cooperatives	2,555	2,173	1,313
Total Sales to Member Distribution Cooperatives	$ 847,094	$ 968,925	$ 908,033

We sell excess purchased and generated energy, if any, to TEC, or to third parties under FERC market-based rate authority.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues; however, in 2016, 2015, and 2014, TEC had no sales to third parties.  Excess purchased and generated energy that is not sold to TEC is sold to PJM under its rates for providing energy imbalance service, or to third parties.  Renewable energy credits that are not sold to our member distribution cooperatives are sold to non-members.  For the years ended December 31, 2016, 2015, and 2014, revenues from sales to non-members were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Sales to non-members excluding renewable energy credit sales	$ 21,645	$ 42,556	$ 37,635
Renewable energy credit sales to non-members	9,132	8,547	5,908
Total Sales to Non-members	$ 30,777	$ 51,103	$ 43,543

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

Energy costs, which are primarily variable costs, such as nuclear, coal, and natural gas fuel costs and the energy costs under our power purchase contracts with third parties, are recovered through two separate rates, the base energy rate and the energy adjustment rate.  The base energy rate is developed annually to collect energy costs as estimated in our budget including amounts in the deferred energy account from the prior year.  As of January 1 of each year, the base energy rate is reset in accordance with our budget and the energy adjustment rate is reset to zero.  With board approval, we can revise the energy adjustment rate at any time during the year if it becomes apparent that the combined base energy rate and the current energy adjustment rate are over-collecting or under-collecting our actual and anticipated energy costs.  See “FERC Proceeding Related to Formula Rate” in “Legal Proceedings” in Part I, Item 3.

Demand costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, and our margin requirements and additional equity contributions approved by our board of directors, are recovered through our demand rates.  The formula rate allows us to change the actual demand rates we charge as our demand-related costs change, without FERC approval, with the exception of decommissioning cost, which is a fixed number in the formula rate that requires FERC approval prior to any adjustment.  FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula.  Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates.  We collect our total demand costs through the following three separate rates:

•	transmission service rate – designed to collect transmission-related and distribution-related costs;
•	RTO capacity service rate – a proxy rate based on capacity prices in PJM that PJM allocates to ODEC and all other PJM members; and
•	remaining owned capacity service rate – recovers all remaining demand costs not billed and/or recovered under the transmission service and RTO capacity service rates.

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

For the year ended December 31, 2016, our board of directors approved an additional equity contribution of $5.8 million and we recorded a reduction in operating revenues of $15.1 million utilizing Margin Stabilization, to produce a net margin equal to 29.7% of our actual total interest charges.  For the year ended December 31, 2015, we recorded a reduction in operating revenues of $9.6 million, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.  For the year ended December 31, 2014, we did not record an adjustment to operating revenues utilizing Margin Stabilization, since the actual net margin attributable to ODEC, excluding any budgeted additional equity contributions, equaled 19.5% of our actual total interest charges.

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

Debt Issuance Costs

Capitalized costs associated with the issuance of long-term debt totaled $6.4 million and $6.8 million as of December 31, 2016 and 2015, respectively, and are included as a direct reduction to long-term debt.  Capitalized costs associated with our revolving credit facility totaled $0.4 million and $0.7 million as of December 31, 2016 and 2015, respectively, and are recorded in deferred charges – other.  These costs are being amortized using the effective interest method over the life of the respective long-term debt issuances and revolving credit facility, and are included in interest charges, net.

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives.  The deferred energy balance represents the net accumulation of any under- or over-collection of energy costs.  Under-collected energy costs appear as an asset and will be collected from our member distribution cooperatives in subsequent periods through our formula rate.  Conversely, over-collected energy costs appear as a liability and will be returned to our member distribution cooperatives in subsequent periods through our formula rate.

As of December 31, 2016 and 2015, we had an over-collected deferred energy balance of $40.0 million and $27.8 million, respectively.  To address the over-collection of energy costs, we implemented rate changes as follows:

Effective Date of Rate Change	% Change
January 1, 2015	(0.3)
July 1, 2015	(2.9)
January 1, 2016	(5.4)
April 1, 2016	(6.8)
September 1, 2016	(6.5)
January 1, 2017	(6.7)

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

For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we may elect cash flow hedge accounting in accordance with Accounting for Derivatives and Hedging.  Accordingly, gains and losses on derivative contracts are deferred into other comprehensive income until the hedged underlying transaction occurs or is no longer likely to occur.  We do not have any other comprehensive income for the periods presented.  For derivative contracts where hedge accounting is not utilized, or for which ineffectiveness exists, we defer all remaining gains and losses on a net basis as a regulatory asset or regulatory liability, respectively, in accordance with Accounting for Regulated Operations.  These amounts are subsequently reclassified as purchased power or fuel expense as the power or fuel is delivered and/or the contract settles.  There were no contracts for which we have elected cash flow hedge accounting and therefore, there was no hedge ineffectiveness during the years ended December 31, 2016, 2015, and 2014.

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

We operate on a not-for-profit basis and, accordingly, seek to generate revenues sufficient to recover our cost of service and produce margins sufficient to establish reasonable reserves, meet financial coverage requirements, and accumulate additional equity approved by our board of directors.  On December 13, 2016, our board of directors approved an additional equity contribution of $5.8 million.  Revenues in excess of expenses in any year are designated as net margin attributable to ODEC on our Consolidated Statements of Revenues, Expenses, and Patronage Capital.  We designate retained net margins attributable to ODEC on our Consolidated Balance Sheet as patronage capital, which we assign to each of our members on the basis of its class of membership and business with us.  On December 13, 2016, our board of directors declared a patronage capital retirement of $5.8 million, to be paid on April 3, 2017.  As a result of this declaration, we reduced patronage capital and increased accounts payable–members by $5.8 million.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, derivatives, and receivables arising from sales to our members and non-members.  Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $85.1 million and $83.2 million, as of December 31, 2016 and 2015, respectively.

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

New Accounting Pronouncements

We adopted Accounting Standards Update 2015-03 Interest-Imputation of Interest (Subtopic 835-30) for the fiscal year beginning January 1, 2016.  Debt issuance costs related to a recognized debt liability are presented on the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Debt issuance costs were previously presented as an asset in deferred charges – other on our Consolidated Balance Sheet.  We have reclassified debt issuance costs on the prior year’s Consolidated Balance Sheet to conform to the current year’s presentation.  Debt issuance costs related to a recognized debt liability were $6.4 million and $6.8 million, as of December 31, 2016 and 2015, respectively, and are included as a direct reduction to long-term debt.

We adopted Accounting Standards Update 2015-07 Fair Value Measurement (Topic 820) for the fiscal year beginning January 1, 2016. This update affects the presentation of investments for which fair value is measured at net asset value per share (or its equivalent) as a practical expedient.

In May 2014, the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers.  This update requires entities to recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  We are currently evaluating the impact of this pronouncement.  We plan to adopt this standard for the fiscal year beginning January 1, 2018.

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

NOTE 2—Electric Plant

Our net electric plant is composed of the following as of December 31, 2016:

	Clover	North Anna	Combustion Turbine Facilities	Wildcat Point	Other	Total
	(in thousands)
Property, plant, and equipment	$695,843	$365,646	$589,049	$—	$96,314	$1,746,852
Accumulated depreciation	(364,602)	(206,868)	(257,026)	—	(26,572)	(855,068)
Net Property, plant, and equipment	331,241	158,778	332,023	—	69,742	891,784
Nuclear fuel, at amortized cost	—	22,138	—	—	—	22,138
Construction work in progress	3,927	15,181	62	715,855	1,971	736,996
Net Electric Plant	$335,168	$196,097	$332,085	$715,855	$71,713	$1,650,918

Our net electric plant is composed of the following as of December 31, 2015:

	Clover	North Anna	Combustion Turbine Facilities	Wildcat Point	Other	Total
	(in thousands)
Property, plant, and equipment	$689,526	$355,667	$588,285	$—	$88,999	$1,722,477
Accumulated depreciation	(361,339)	(198,752)	(237,493)	—	(24,363)	(821,947)
Net Property, plant, and equipment	328,187	156,915	350,792	—	64,636	900,530
Nuclear fuel, at amortized cost	—	15,720	—	—	—	15,720
Construction work in progress	16,750	32,209	48	488,700	3,616	541,323
Net Electric Plant	$344,937	$204,844	$350,840	$488,700	$68,252	$1,457,573

We hold a 50% undivided ownership interest in Clover, a two-unit, 877 MW (net capacity entitlement) coal-fired electric generating facility operated by Virginia Power, which owns the balance of the plant.  We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover.  Our portion of assets, liabilities, and operating expenses associated with Clover are included on our consolidated financial statements in accordance with proportionate consolidation accounting.  As of December 31, 2016 and 2015, we had an outstanding accounts payable balance of $8.2 million and $8.7 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

We hold an 11.6% undivided ownership interest in North Anna, a two-unit, 1,892 MW (net capacity entitlement) nuclear power facility operated by Virginia Power, which owns the balance of the plant.  We are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna.  Our portion of assets, liabilities, and operating expenses associated with North Anna are included on our consolidated financial statements in accordance with proportionate consolidation accounting.  As of December 31, 2016 and 2015, we had an outstanding accounts payable balance of $3.8 million and $3.1 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at North Anna.

We own three combustion turbine facilities that are primarily fueled by natural gas.  We also own six distributed generation facilities, which are included in “Other” in the net electric plant table.  Additionally, we own approximately 110 miles of transmission lines on the Virginia portion of the Delmarva Peninsula included in “Other,” as well as two 1,100 foot 500 kV transmission lines and a 500 kV substation at our combustion turbine site in Maryland included in “Combustion Turbine Facilities.”

Wildcat Point

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled combined cycle generation facility, named Wildcat Point, in Cecil County, Maryland.  Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator.  The facility is scheduled to become operational in mid-2017.  We currently anticipate that the project cost will be approximately $834.3 million, including capitalized interest.  Through December 31, 2016, we capitalized construction costs related to Wildcat Point totaling $715.9 million, including $42.6 million of capitalized interest.

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

A significant portion of our asset retirement obligations relate to our share of the future costs to decommission North Anna.  At December 31, 2016 and 2015, North Anna’s nuclear decommissioning asset retirement obligation totaled $101.6 million and $97.6 million, respectively.  Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts.  A new study was performed in 2014, and we adopted it effective December 1, 2014, which resulted in an additional layer related to the asset retirement obligation associated with North Anna.  The additional layer resulted in an increase to our asset retirement cost and our asset retirement obligation of $18.0 million.  Increased spent fuel costs, including interim storage, insurance premiums, and regulatory and environmental permits and fees, as a result of the DOE delay for acceptance of spent fuel, is the primary driver for the increase in the asset retirement obligation.  We are not aware of any events that have occurred since the 2014 study that would materially impact our estimate.  We are required to maintain a funded trust to satisfy our future obligation to decommission the North Anna facility.  See Note 9—Investments.

In December 2014, the EPA issued the final rule regulating the disposal of CCRs, commonly known as coal ash.  The rule establishes technical requirements for CCR landfills and surface impoundments under Subtitle D of the Resource Conservation and Recovery Act.  The final rule was published in the Federal Register in April 2015 and, as a result, we established two asset retirement obligations totaling $8.6 million during the second quarter of 2015.  In 2016, we recorded a $2.9 million decrease to one of these asset retirement obligations related to a change in estimate as a result of more refined cost information obtained during the contract bidding process.

The following represents changes in our asset retirement obligations for the years ended December 31, 2016 and 2015 (in thousands):

Asset retirement obligations as of December 31, 2014	$104,936
Accretion expense	4,695
Additional asset retirement obligations	8,569
Asset retirement obligations as of December 31, 2015	$118,200
Accretion expense	4,839
Decrease in asset retirement obligations	(2,869)
Payments	(87)
Asset retirement obligations as of December 31, 2016	$120,083

The cash flow estimates for North Anna’s asset retirement obligations are based upon the 20-year life extension which was granted in 2003 and extends the life of Unit 1 to April 1, 2038, and the life of Unit 2 to August 21, 2040.

Given the life extension, the nuclear decommissioning trust was, and currently is, estimated to be adequate to fund North Anna’s asset retirement obligations and no additional funding was, or is, currently required.  We ceased collection of decommissioning expense in August 2003 with the approval of FERC.  As we are not currently collecting decommissioning expense in our rates, we are deferring the difference between the earnings on the nuclear decommissioning trust and the total asset retirement obligation related depreciation and accretion expense for North Anna as part of our asset retirement obligation regulatory liability.  See Note 10—Regulatory Assets and Liabilities.

NOTE 4—Power Purchase Agreements

In 2016, 2015, and 2014, our owned generating facilities together furnished approximately 45.2%, 43.0%, and 40.2%, respectively, of our energy requirements.  The remaining needs were satisfied through purchases of power in the market from investor owned utilities and power marketers through long-term and short-term physically-delivered forward power purchase contracts.  We also purchase power in the spot energy market.  This approach to meeting our member distribution cooperatives’ energy requirements is not without risks.  To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy and sales of excess energy.  Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market price risks.  These policies and procedures, developed in consultation with ACES, an energy trading and risk management company, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility.  We are required to post collateral from time to time due to changes in power prices.  As of December 31, 2016, we had posted $5.0 million in letters of credit and as of December 31, 2015, we had posted cash collateral of $1.2 million, and $8.0 million in letters of credit.

Our purchased power costs for 2016, 2015, and 2014 were $408.0 million, $494.9 million, and $518.8 million, respectively.

As of December 31, 2016, our capacity and energy purchase obligations under the various agreements were as follows:

Year Ending December 31,	Capacity and Energy Obligations
(in millions)
2017	$180.0
2018	170.1
2019	182.0
$532.1

NOTE 5—Wholesale Power Contracts

Our financial relationships with our member distribution cooperatives are based primarily on our contractual arrangements for the supply of power and related transmission and ancillary services.  These arrangements are set forth in our wholesale power contracts with our member distribution cooperatives which are effective until January 1, 2054, and beyond this date unless either party gives the other at least three years notice of termination.  The wholesale power contracts are “all-requirements” contracts.  Each contract obligates us to sell and deliver to our member distribution cooperative, and obligates our member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions, to the extent that we have the power and facilities available to do so.

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration.  Purchases under this exception constituted less than 2.0% of our member distribution cooperatives’ total energy requirements in 2016.

There are two additional exceptions to the all-requirements nature of the contract.  One exception permits our member distribution cooperatives to receive up to the greater of 5% of their demand and associated energy requirements or 5 MW and associated energy from owned generation or other suppliers.  The other exception permits our member distribution cooperatives to purchase additional power from other suppliers in limited circumstances following approval by our board of directors.

If all of our member distribution cooperatives elected to utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 175 MW of demand and associated energy.  As of December 31, 2016, our member distribution cooperatives collectively received approximately 60 MW of demand and associated energy under this exception.  We do not anticipate that either the current or potential full utilization of this exception will have a material impact on our financial condition, results of operations, or cash flows.

As of December 31, 2016, none of our member distribution cooperatives had utilized the other exception noted above.

Each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract in accordance with our formula rate.  We review our formula rate design at least every three years to consider whether it is appropriately achieving its intended results.  The formula rate, which has been filed with and accepted by FERC, is designed to recover our total cost of service and create a firm equity base.  See “Regulation—Rate Regulation” in Item 1, "Legal Proceedings—FERC Proceeding Related to Formula Rate" in Item 3, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7.

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

Revenues from our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Rappahannock Electric Cooperative	$271.2	$334.2	$311.7
Shenandoah Valley Electric Cooperative	164.5	181.0	172.1
Delaware Electric Cooperative, Inc.	105.9	114.0	106.8
Choptank Electric Cooperative, Inc.	77.2	83.8	80.2
Southside Electric Cooperative	67.9	76.5	70.2
A&N Electric Cooperative	51.1	55.5	53.0
Mecklenburg Electric Cooperative	41.2	47.4	43.8
Prince George Electric Cooperative	22.5	25.4	23.5
Northern Neck Electric Cooperative	21.3	23.4	21.3
Community Electric Cooperative	14.4	16.6	15.3
BARC Electric Cooperative	9.9	11.1	10.1
Total	$847.1	$968.9	$908.0

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Observable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$48,142	$48,142	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	111,013	—	—	—
Unrestricted investments and other (3)	247	—	247	—
Derivatives - gas and power (4)	6,968	4,874	2,094	—
Total Financial Assets	$166,370	$53,016	$2,341	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Observable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$46,051	$46,051	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	99,664	—	—	—
Unrestricted investments and other (3)	211	—	211	—
Total Financial Assets	$145,926	$46,051	$211	$—

Derivatives - gas and power (4)	$3,653	$3,653	$—	$—
Total Financial Liabilities	$3,653	$3,653	$—	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 9—Investments.

(2)

Nuclear decommissioning trust includes investments measured at net asset value per share (or its equivalent) as a practical expedient and these investments have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

(3)	Unrestricted investments and other includes investments that are related to equity securities.
(4)

Derivatives – gas and power represent natural gas futures contracts.  Level 1 are indexed against NYMEX.  Level 2 are valued by ACES using observable market inputs for similar transactions.  For additional information about our derivative financial instruments, see Note 1—Summary of Significant Accounting Policies.

We did not have any financial assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

NOTE 7 — Derivatives and Hedging

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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

		As of	As of
		December 31, 2016	December 31, 2015
Commodity	Unit of Measure	Quantity	Quantity
Natural Gas	MMBTU	14,250,000	10,620,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of December 31,	As of December 31,
	Balance Sheet Location	2016	2015
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$6,968	$—
Total derivatives in an asset position		$6,968	$—

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities- other	$—	$3,653
Total derivatives in a liability position		$—	$3,653

The Effect of Derivative Instruments on the Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Years Ended December 31, 2016 and 2015

Amount of Gain
Amount of Gain	Location of	(Loss) Reclassified
(Loss) Recognized	Gain (Loss)	from Regulatory
in Regulatory	Reclassified	Asset/Liability
Asset/Liability for	from Regulatory	into Income for
Derivatives Accounted for	Derivatives as of	Asset/Liability	the Year
Utilizing Regulatory Accounting	December 31,	into Income	Ended December 31,
2016	2015	2016	2015
(in thousands)	(in thousands)
Natural gas futures contracts (1)	$7,005	$(3,694)	Fuel	$(2,369)	$(6,653)
Purchased power contracts	—	—	Purchased Power	—	(14)
Total	$7,005	$(3,694)	$(2,369)	$(6,667)

(1)

As of December 31, 2016 and 2015, includes a regulatory asset of $37 thousand and a regulatory liability of $41 thousand, respectively, to be recognized in future periods as a result of contracts being effectively settled.

NOTE 8—Long-term Lease Transaction

On March 1, 1996, we entered into a long-term lease transaction with an owner trust for the benefit of an investor.  Under the terms of the transaction, we entered into a 48.8 year lease of our interest in Clover Unit 1, valued at $315.0 million, to such owner trust, and immediately after we entered into a 21.8 year lease of the interest back from such owner trust.  As a result of the transaction, we recorded a deferred gain of $23.7 million, which is being amortized into income ratably over the 21.8 year operating lease term, as a reduction to depreciation and amortization expense.  As of December 31, 2016 and 2015, the unamortized portion of the deferred gain was $1.1 million and $2.2 million, respectively.

We used a portion of the one-time rental payment of $315.0 million we received to enter into a payment undertaking agreement and to purchase an investment that would provide for substantially all of our periodic rent payments under the leaseback, and the fixed purchase price of the interest in the unit at the end of the term of the leaseback if we were to exercise our option to purchase the interest of the owner trust in the unit at that time.  The payment undertaking agreement, which had a balance of $306.1 million as of December 31, 2016, is issued by Rabobank, which has senior debt obligations which are currently rated “A+” by S&P and “Aa2” by Moody’s.  The amount of debt considered to be extinguished by in substance defeasance as of December 31, 2016 and 2015, was $306.1 million and $307.3 million, respectively.

We have elected to purchase the owner trust’s interest in the unit and must pay the owner trust a fixed purchase price of $430.5 million in four installments during 2018.  Payments under the payment undertaking agreement are expected to fund approximately $289.7 million of these payments.  These payments also will be funded by United States Treasury securities with a maturity value of $108.6 million.  The remaining $32.2 million will be provided by us, but will in turn be paid to us as the holder of a loan to the owner trust.

NOTE 9—Investments

Investments were as follows as of December 31, 2016 and 2015:

			Gross	Gross
			Unrealized	Unrealized	Fair	Carrying
Description	Designation	Cost	Gains	Losses	Value	Value
		(in thousands)
December 31, 2016
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$44,086	$3,537	$—	$47,623	$47,623
Equity securities	Available for sale	75,332	35,958	(277)	111,013	111,013
Cash and other	Available for sale	519	—	—	519	519
Total Nuclear Decommissioning Trust		$119,937	$39,495	$(277)	$159,155	$159,155

Lease Deposits (2)
Government obligations	Held to maturity	$104,514	$2,948	$—	$107,462	$104,514
Total Lease Deposits		$104,514	$2,948	$—	$107,462	$104,514

Unrestricted investments
Government obligations	Held to maturity	$2,000	$1	$—	$2,001	$2,000
Debt securities	Held to maturity	2,210	6	—	2,216	2,210
Total Unrestricted Investments		$4,210	$7	$—	$4,217	$4,210

Other
Equity securities	Trading	$198	$49	$—	$247	$247
Non-marketable equity investments	Equity	2,142	2,012	—	4,154	2,142
Total Other		$2,340	$2,061	$—	$4,401	$2,389
						$270,268
December 31, 2015
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$42,898	$2,940	$—	$45,838	$45,838
Equity securities	Available for sale	72,213	29,164	(1,713)	99,664	99,664
Cash and other	Available for sale	213	—	—	213	213
Total Nuclear Decommissioning Trust		$115,324	$32,104	$(1,713)	$145,715	$145,715

Lease Deposits (2)
Government obligations	Held to maturity	$101,816	$4,428	$—	$106,244	$101,816
Total Lease Deposits		$101,816	$4,428	$—	$106,244	$101,816

Unrestricted investments
Government obligations	Held to maturity	$2,003	$—	$(2)	$2,001	$2,003
Debt securities	Held to maturity	2,689	—	(5)	2,684	2,689
Total Unrestricted Investments		$4,692	$—	$(7)	$4,685	$4,692

Other
Equity securities	Trading	$175	$36	$—	$211	$211
Non-marketable equity investments	Equity	2,190	1,978	—	4,168	2,190
Total Other		$2,365	$2,014	$—	$4,379	$2,401
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

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8—Long-term Lease Transaction.

Our investments by classification as of December 31, 2016 and 2015, were as follows:

	December 31, 2016		December 31, 2015
		Carrying		Carrying
Description	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Available for sale	$119,937	$159,155	$115,324	$145,715
Held to maturity	108,724	108,724	106,508	106,508
Equity	2,142	2,142	2,190	2,190
Trading	198	247	175	211
Total	$231,001	$270,268	$224,197	$254,624

Contractual maturities of debt securities as of December 31, 2016, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Available for sale (1)	$—	$—	$47,623	$—	$47,623
Held to maturity	3,294	105,430	—	—	108,724
Total	$3,294	$105,430	$47,623	$—	$156,347

(1)	The contractual maturities of available for sale debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

NOTE 10—Regulatory Assets and Liabilities

In accordance with Accounting for Regulated Operations, we record regulatory assets and liabilities that result from our ratemaking.  Our regulatory assets and liabilities as of December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$11,841	$13,706
Deferred asset retirement costs	313	330
NOVEC contract termination fee	29,362	31,809
Loan acquisition fee	224	447
Interest rate hedge	2,381	2,544
Voluntary prepayment to NRECA Retirement Security Plan	4,641	5,415
Deferred net unrealized losses on derivative instruments	—	3,694
Wildcat Point lease termination	920	3,128
Total Regulatory Assets	$49,682	$61,073
Regulatory Liabilities:
North Anna asset retirement obligation deferral	$42,390	$42,845
North Anna nuclear decommissioning trust unrealized gain	39,218	30,391
Unamortized gains on reacquired debt	407	466
Deferred net unrealized gains on derivative instruments	7,005	—
Total Regulatory Liabilities	$89,020	$73,702
Regulatory Liabilities included in Current Liabilities:
Deferred energy	$40,029	$27,835

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
•

Wildcat Point lease termination.  We had a ground lease related to land and land rights associated with Wildcat Point that was accounted for as an operating lease.  In 2015, we purchased the land and the land rights from EP for $40.0 million.  Prior to purchasing the land and land rights, thus terminating the ground lease, we made prepaid rent payments related to the ground lease.  We established a regulatory asset for the unamortized portion of the prepaid rent that will be amortized through May 31, 2017.

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

NOTE 11—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2016	2015
	(in thousands)
$260,000,000 principal amount of First Mortgage Bonds, 2015 Series A due 2044 at an interest rate of 4.46%	$260,000	$260,000
$72,000,000 principal amount of First Mortgage Bonds, 2015 Series B due 2053 at an interest rate of 4.56%	72,000	72,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series A due 2043 at an interest rate of 4.21%	50,000	50,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series B due 2053 at an interest rate of 4.36%	50,000	50,000
$90,000,000 principal amount of First Mortgage Bonds, 2011 Series A due 2040 at an interest rate of 4.83%	72,000	75,000
$165,000,000 principal amount of First Mortgage Bonds, 2011 Series B due 2040 at an interest rate of 5.54%	165,000	165,000
$95,000,000 principal amount of First Mortgage Bonds, 2011 Series C due 2050 at an interest rate of 5.54%	80,750	83,125
$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	124,996	135,413
$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	150,000	162,500
	1,024,746	1,053,038
Debt issuance costs	(6,371)	(6,820)
Current maturities	(28,292)	(28,292)
	$990,083	$1,017,926

As of December 31, 2016 and 2015, deferred gains and losses on reacquired debt totaled a net loss of approximately $11.4 million and $13.2 million, respectively.  Deferred gains and losses on reacquired debt are deferred under regulatory accounting.  See Note 10—Regulatory Assets and Liabilities.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,	(in thousands)
2017	$28,292
2018	28,292
2019	28,292
2020	28,292
2021	36,541
2022 and thereafter	875,037
$1,024,746

The aggregate fair value of long-term debt was $1,092.0 million and $1,123.7 million as of December 31, 2016 and 2015, respectively, based on current market prices.  For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

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

We currently anticipate that we will issue long-term debt in 2017 to fund capital expenditures related to Wildcat Point construction costs.

Additionally, we maintain a revolving credit facility.  See Note 12—Liquidity Resources.

NOTE 12—Liquidity Resources

We maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs.  Commitments under this syndicated credit agreement extend until March 3, 2022.  As of December 31, 2016, we had outstanding under this facility, $152.0 million in borrowings at an interest rate of 1.6% and $5.2 million in letters of credit.  We did not have any borrowings outstanding under this facility as of December 31, 2015; however, the interest rate on any borrowings would have been 1.4%.  As of December 31, 2015, we had $8.2 million in letters of credit outstanding under this facility.

Borrowings under the credit agreement that are based on Eurodollar rates bear interest at LIBOR plus a margin ranging from 0.90% to 1.5%, depending on our credit ratings.  Borrowings not based on Eurodollar rates, including swingline borrowings, bear interest at the highest of (1) the federal funds effective rate plus 0.5%, (2) the prime commercial lending rate of the administrative agent, and (3) the daily LIBOR for a one-month interest period plus 1.0% , plus in each case a margin ranging from 0.0% to 0.5%.  Additionally, we are also responsible for customary unused commitment fees, an administrative agent fee and letter of credit fees.

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

We maintain a program which allows our member distribution cooperatives to prepay or extend payment on their monthly power bills. Under this program, we pay interest on prepayment balances at a blended investment and short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and short-term borrowing rate.  Amounts prepaid by our member distribution cooperatives are included in accounts payable–members and as of December 31, 2016 and 2015, were $45.5 million and $88.9 million, respectively.  Amounts extended to our member distribution cooperatives are included in accounts receivable–members and as of December 31, 2016 and 2015, were $9.2 million and $7.8 million, respectively.

NOTE 13—Employee Benefits

Substantially all of our employees participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the IRC.  It is considered a multi-employer plan under the accounting standards.  The legal name of the plan is the NRECA Retirement Security Plan; the employer identification number is 53–0116145, and the plan number is 333.  Plan information is available publicly through the annual Form 5500, including attachments.  The plan year is January 1 through December 31.  In total, the NRECA Retirement Security Plan was over 80% funded on January 1, 2016 and 2015, based on the PPA funding target and PPA actuarial value of assets on those dates.  The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement.  We also participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the Retirement Security Plan because of the IRC limitations.  Our required contribution to the NRECA Retirement Security Plan and the pension restoration plan totaled $2.7 million, $2.5 million, and $2.4 million in 2016, 2015, and 2014, respectively.  In each of these years, our contributions represented less than 5% of the total contributions made to the plan by all participating employers.  In 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan and recorded this payment as a regulatory asset which will be fully amortized in 2022.  There has been no funding improvement plan or rehabilitation plan implemented nor is one pending, and we did not pay a surcharge to the plan for 2016.  Pension expense, inclusive of administrative fees, was $3.6 million, $3.4 million, and $3.3 million for 2016, 2015, and 2014, respectively.  Pension expense for 2016, 2015, and 2014 includes $0.8 million related to the amortization of the voluntary prepayment regulatory asset.

We have also elected to participate in a defined contribution 401(k) retirement plan administered by TransAmerica Retirement Solutions.  We match up to the first 2% of each participant’s base salary.  Our matching contributions were $240,000, $231,000, and $224,000 in 2016, 2015, and 2014, respectively.

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

Also related to this matter, on January 5, 2017, we filed a complaint and request for relief in the Circuit Court for the County of Henrico in the Commonwealth of Virginia.

NOTE 15—Supplemental Cash Flows Information

Cash paid for interest, net of amounts capitalized, in 2016, 2015, and 2014, was $26.4 million, $42.0 million, and $43.1 million, respectively.  Cash paid for income taxes was immaterial in 2016, 2015, and 2014.  Significant accrued capital expenditures were $66.9 million, $74.8 million and $36.7 million in 2016, 2015, and 2014, respectively.

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

Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $13.4 billion of liability protection per nuclear incident, via obligations required of owners of nuclear power plants, and is subject to change every five years for inflation and for the number of licensed reactors.  Owners of nuclear facilities could be assessed up to $127 million for each of their licensed reactors not to exceed $19 million per year per reactor.  There is no limit to the number of incidents for which this retrospective premium can be assessed.  Virginia Power, the co-owner of North Anna, is responsible for operating North Anna.  Under several of the nuclear insurance policies procured by Virginia Power to which we are a party, we are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies.

As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage.  All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

Our share of the maximum retrospective premium assessments for the coverage assessments described above is estimated to be a maximum of $33.3 million at December 31, 2016.

NOTE 17—Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years 2016 and 2015 follows.  Amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of management for a fair statement of the results for the interim periods.  Results for the interim periods may fluctuate as a result of weather conditions, changes in rates, and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Statement of Operations Data
2016
Operating Revenues	$256,459	$199,149	$222,802	$199,461	$877,871
Operating Margin	12,224	9,884	9,022	14,062	45,192
Net Margin attributable to ODEC (1)	2,953	2,955	2,991	8,738	17,637
2015
Operating Revenues	$292,256	$249,341	$254,265	$224,166	$1,020,028
Operating Margin	15,193	14,214	13,297	6,249	48,953
Net Margin attributable to ODEC	2,894	2,992	3,005	2,988	11,879

(1)	For the fourth quarter of 2016, includes an equity contribution of $5.8 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including the President and CEO, and Senior Vice President and CFO conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, the President and CEO, and Senior Vice President and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner.  We have established a Disclosure Assessment Committee composed of members of our senior and middle management to assist in this evaluation.  No significant changes in our internal controls over financial reporting or in other factors that could significantly affect such controls have occurred during the previous fiscal year.

Management’s Annual Report on Internal Control over Financial Reporting

Our management has assessed our internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that as of December 31, 2016, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.  We have not identified any material weaknesses in our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is composed of policies, procedures, and reports designed to provide reasonable assurance to our management and board of directors that the financial reporting and the preparation of the financial statements for external reporting purposes has been handled in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that (1) govern records to accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable safeguards against or timely detection of material unauthorized acquisition, use or disposition of our assets.

Changes in Internal Control over Financial Reporting

No material changes in our internal controls over financial reporting or in other factors that could significantly affect such controls have occurred during the past fiscal year.

Inherent Limitations on Internal Control

Inherent limitations exist with respect to the effectiveness of any system of internal control over financial reporting.  No control system can provide absolute assurance that all control issues and instances of error or fraud, if any, have been detected.  Even the best designed system can only provide reasonable assurance that the objectives of the control system have been met.  Because of these inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements.  Additionally, projections as to the effectiveness of internal control in future periods are subject to the risk that internal control may not continue to operate at its current effectiveness levels due to changes in personnel or in our operating environment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

We are governed by a board of 23 directors, consisting of two representatives from each of our member distribution cooperatives and one representative from TEC.  Pursuant to our bylaws, each of our eleven member distribution cooperatives, in good standing, may recommend candidates that meet director qualifications to the nominating committee of our board of directors.  At the annual meeting of the members, the nominating committee nominates candidates for election to our board of directors.  At least one candidate from each member distribution cooperative must be a director of that member distribution cooperative.  Currently and historically, the other candidate from each member distribution cooperative is the chief executive officer of that member distribution cooperative.  The candidates for director are elected to our board of directors by a majority vote of the voting delegates from our members.  Each member has one voting delegate.  We do not control who the member distribution cooperative recommends to the nominating committee.  As a result, our board of directors has not developed criteria for the composition of our board, such as diversity, for use in identifying nominees to our board of directors.  One director currently serves as a director on behalf of a member distribution cooperative and TEC.  Each elected candidate is authorized to represent that member for a renewable term of one year.  Our board of directors sets policy and provides direction to our President and CEO.  Our board of directors meets approximately 11 times each year.

Information concerning those serving on our board of directors as of December 31, 2016, including principal occupation and employment during the past five years, qualifications, and directorships in public corporations, if any, is listed below.

J. William Andrew, Jr. (63).  President and CEO of Delaware Electric Cooperative, Inc. since 2005.  Mr. Andrew has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2005.

Paul H. Brown (71).  Retired, formerly Vice President of Commercial Lending of Bank of Southside Virginia where he served from 1995 to 2012.  Mr. Brown has been a director of ODEC since 2013 and a director of Prince George Electric Cooperative since 2007.

John J. Burke, Jr. (60).  Associate broker of Gunther McClary Real Estate since 2004.  Mr. Burke has been a director of ODEC since 2016 and a director of Choptank Electric Cooperative, Inc. since 2010.

Darlene H. Carpenter (70).  Realtor with Century 21 New Millennium since 2013.  Ms. Carpenter was a Realtor with Montague, Miller & Company Realtors, Inc. from 2006 to 2013.  Ms. Carpenter has been a director of ODEC since 2009 and a director of Rappahannock Electric Cooperative since 1984.

Earl C. Currin, Jr. (73).  Retired, formerly Provost at Southside Community College where he served from 1970 to 2007.  Dr. Currin taught both accounting and economics at the college level.  Dr. Currin has been a director of ODEC since 2008 and a director of Southside Electric Cooperative since 1986.

E. Garrison Drummond (65).  Insurance agent of Drummond Insurance Agency, Inc. since 1984.  Mr. Drummond has been a director of ODEC since 2012 and a director of A&N Electric Cooperative since 2002.

Jeffrey S. Edwards (53).  President and CEO of Southside Electric Cooperative since 2007.  Mr. Edwards has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2007.

Kent D. Farmer (59).  President and CEO of Rappahannock Electric Cooperative since 2004.  Mr. Farmer has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2004.

Chad N. Fowler (38).  Operations manager of Roger Fowler Sales and Service since 2000.  Mr. Fowler has been a director of ODEC since 2016 and a director of Community Electric Cooperative since 2007.

Fred C. Garber (72).  Retired, formerly President of Mt. Jackson Farm Service from 1973 to 2003.  Mr. Garber has been a director of ODEC since 2005 and a director of Shenandoah Valley Electric Cooperative since 1984.

Hunter R. Greenlaw, Jr. (71).  President of G.L.M.G. General Contractors, a real estate development and general contracting company since 1974.  Mr. Greenlaw has been a director of ODEC since 1991 and a director of Northern Neck Electric Cooperative since 1979.

Steven A. Harmon (55).  President and CEO of Community Electric Cooperative since 2013.  Mr. Harmon was President and CEO of H-2 Business Solutions, LLC, from 2012 to 2013 and was Executive Vice President and General Manager of Pioneer Electric Cooperative from 2006 to 2011.  Mr. Harmon has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2013.

Michael W. Hastings (56).  President and CEO of Shenandoah Valley Electric Cooperative since 2016.  Mr. Hastings was President and CEO of Jo-Carroll Energy, Inc. from 2005 to 2016.  Mr. Hastings has been a director of ODEC since 2016.

Bruce A. Henry (71).  Owner and Secretary/Treasurer of Delmarva Builders, Inc. since 1981.  Mr. Henry has been a director of ODEC since 1993 and a director of Delaware Electric Cooperative, Inc. since 1978.

David J. Jones (68).  Owner/operator of Big Fork Farms since 1970 and Vice President of Exchange Warehouse, Inc. from 1996 to 2006.  Mr. Jones has been a director of ODEC since 1986 and a director of Mecklenburg Electric Cooperative since 1982.

Michael J. Keyser (40).  CEO and General Manager of BARC Electric Cooperative since 2010.  Mr. Keyser has held executive positions in the utility industry since 2006 and has been a director of ODEC since 2010.

John C. Lee, Jr. (56).  President and CEO of Mecklenburg Electric Cooperative since 2008.  Mr. Lee has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2008.

Micheal E. Malandro (40).  President and CEO of Prince George Electric Cooperative since 2015.  Mr. Malandro was Vice President of Engineering of Prince George Electric Cooperative from 2004 to 2015.

Keith L. Swisher (62).  Owner/operator of Swisher Valley Farms, LLC since 1976.  Mr. Swisher has been a director of ODEC since 2008 and a director of BARC Electric Cooperative since 1981.

Michael I. Wheatley (61).  President and CEO of Choptank Electric Cooperative, Inc. since 2011.  Mr. Wheatley has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2011.

Gregory W. White (64).  President and CEO of Northern Neck Electric Cooperative since 2005.  Mr. White has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2005.

Belvin Williamson, Jr. (53).  President and CEO of A&N Electric Cooperative since 2016.  Mr. Williamson was Director-Energy Services/Key Accounts for Rappahannock Electric Cooperative from 1998 to 2016.  Mr. Williamson has been a director of ODEC since 2016.

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

Executive Officers

Our President and CEO administers our day-to-day business and affairs.  Our executive officers as of December 31, 2016, their respective ages, positions and relevant business experience are listed below.

Jackson E. Reasor (64).  President and CEO of ODEC since 1998.

Robert L. Kees (64).  Senior Vice President and CFO since 2006.  Mr. Kees joined ODEC in 1991 and has held various accounting positions, including Vice President and Controller.

D. Richard Beam (59).  Senior Vice President of Power Supply since November 2013.  Mr. Beam joined ODEC in 1987 and has held various power supply positions, including Vice President of Power Supply and Transmission Planning from July 2004 to March 2013 and Vice President of Power Supply from April 2013 to November 2013.

Elissa M. Ecker (57).  Vice President of Human Resources since 2004.

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

Total Compensation Package

We compensate our CEO and other executive officers through the use of a total compensation package which includes base salary, competitive benefits, and the potential of a bonus.  Our CEO’s base salary is derived from salary data provided by third parties through a national compensation survey.  The national compensation survey data includes data from the labor market for positions with similar responsibilities.

Targeted Overall Compensation

Our compensation program utilizes detailed job descriptions for all of our employees including executive officers, with the exception of the CEO, as an instrument to establish benchmarked positions.  The market compensation information for each position is derived from salary data provided by third parties through national compensation surveys and includes salary data for positions within the determined competitive labor market.  Our job descriptions are reviewed annually and include job responsibilities, required knowledge, skills and abilities, and formal education and experience necessary to accomplish the requirements of the position which in turn helps us achieve operational goals.  Utilizing this information, our human resources department determines a market-based salary for each position based upon salary survey data provided by third parties.  A third-party consultant, Burton-Fuller Management, reviews the market-based salary data we compiled for reasonableness annually.  We have defined market-based salary as approximately the 50th percentile of the market.  Another third-party consultant, Intandem LLC, has been engaged to create a performance appraisal instrument for the CEO position as well as to design, distribute, and compile market valuation models and reports for the executive officers.

Process

We have a committee of our board of directors, the executive committee, which recommends all compensation for our CEO to the entire board of directors.  The entire board of directors then approves the compensation arrangements for the CEO.  Our board of directors has delegated to our CEO the authority to establish and adjust compensation for all employees other than himself.  The compensation for all other employees, including executive officers other than the CEO, is approved by our CEO based upon market-based salary data.  On an annual basis our board of directors reviews the performance and compensation of our CEO, and our CEO reviews the performance and compensation of the remaining executive officers.

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

Severance Benefits

We believe that companies should provide reasonable severance benefits to the CEO.  With respect to our CEO, these severance benefits reflect the fact that it may be difficult to find comparable employment within a short period of time.  Our CEO's contractual rights to amounts following severance are set forth in his employment agreement.  See “Employment Agreement” below.  None of our other executive officers have any contractual severance benefits.

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

We also have a 401(k) plan which is available to all employees in regular positions.  Under the 401(k) plan for 2016, employees may have elected to have up to 100% or $18,000, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf.  We match up to the first 2% of each participant’s base salary.  Also, a catch-up contribution is available for participants in the plan once they attain age 50.  The maximum catch-up contribution for 2016 was $6,000.

In addition, we have a non-qualified executive deferred compensation plan (the “Deferred Compensation Plan”).  Our board of directors, at its discretion, determines who may participate in the plan as well as an annual contribution, if any, up to the maximum amount allowed by IRC regulations.  Currently, our board of directors has determined that our CEO is the only participant in this plan.  We have made a $15,000 contribution to the plan each year for his benefit since the inception of the plan in 2006.

Pension Restoration Plan

We participate in a pension restoration plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit because of IRC limitations.  Our CEO, CFO, and Senior Vice President of Power Supply are the only current participants in this plan.

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our CEO receives during contract discussions with our CEO.  The perquisite for Mr. Reasor is expenses for personal use of a company automobile which amounted to $2,684 and $6,359 in 2016 and 2015, respectively.

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

SUMMARY COMPENSATION

Name and Principal Position	Year		Salary	Bonus	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (1)(2)	All Other Compen-sation (2)	Total
Jackson E. Reasor	2016		$592,771	$—	$70,905	$26,272	$689,948
President and CEO	2015		554,565	—	61,882	29,767	646,214
	2014		511,905	—	(27,731)	25,356	509,530

Robert L. Kees	2016		300,132	—	70,752	7,220	378,104
Senior Vice President and CFO	2015	(3)	294,944	—	68,071	7,084	370,099
	2014		286,353	—	(6,734)	6,841	286,460

D. Richard Beam	2016		300,687	—	291,263	7,220	599,170
Senior Vice President of Power Supply	2015		291,929	—	366,581	7,065	665,575
	2014		278,426	—	20,747	6,652	305,825

Elissa M. Ecker	2016		204,893	—	68,618	5,400	278,911
Vice President of Human Resources	2015	(4)	201,656	—	103,956	5,178	310,790
	2014	(4)	201,656	—	11,897	5,068	218,621

(1)	The values disclosed here represent the changes in the NRECA Retirement Security Plan value and the pension restoration plan.

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

(3)	For 2015, salary includes a lump sum payment of $3,554, which is not included in the calculation of pension benefits.

(4)	For 2015 and 2014, salary includes a lump sum payment of $3,692 and $5,873, respectively, which is not included in the calculation of pension benefits.

Employment Agreement

We have an employment agreement with our CEO.  We do not have an employment agreement with any of our other executive officers or our controller.

On June 1, 2016, ODEC and VMDAEC, (collectively, the “Employer”), entered into an employment agreement with Jackson E. Reasor, our CEO.  The agreement is for the term of three years, with an automatic one-year extension unless Mr. Reasor or the Employer gives written notice 30 days prior to the expiration of the agreement.  The agreement provides that he will receive an annual compensation of $590,547, effective as of June 1, 2016, subject to annual adjustment by the board(s) of directors of the Employer.  The annual compensation includes amounts paid to the deferred compensation plan, which totaled $15,000 in 2016.  The board(s) of directors of the Employer also may grant Mr. Reasor an annual bonus at their discretion.  Mr. Reasor will also be entitled to participate in all benefit plans available to the employees of the Employer.  In 2016, VMDAEC discontinued its current practice of having ODEC’s President and CEO also serve VMDAEC in that same capacity.  The agreement contemplated that Mr. Reasor would serve as President and CEO of both entities until VMDAEC took final action in July 2016 to effectuate the discontinuance effective August 1, 2016.  Mr. Reasor’s compensation did not change under the agreement when he ceased to be the President and CEO of VMDAEC.  The VMDAEC contributed $26,250 of Mr. Reasor’s salary in 2016 and discontinued contributing to Mr. Reasor’s salary effective August 1, 2016.  After the VMDAEC took final action to effectuate the discontinuance, the “Employer” under the employment agreement became ODEC alone.

Under the agreement, during the first two years of the contract period, if Mr. Reasor voluntarily terminates his employment following material breach by the Employer or the Employer terminates him without specified cause, the Employer will pay Mr. Reasor a salary at the rate in effect on the date of termination for one year, plus medical insurance benefits, with limited exceptions.  During the third, and if applicable, fourth year of the contract period, if Mr. Reasor voluntarily terminates his employment following material breach by the Employer or the Employer terminates him without specified cause, the Employer will pay Mr. Reasor only through the contract term.

However, if he becomes employed in any capacity during the applicable period immediately following the date of termination, the Employer’s obligation to pay the base salary shall be reduced by the amount of his salary at the new employer.  Also, the medical insurance benefit will cease if he becomes eligible for medical insurance coverage by virtue of his employment with another company.  In addition, a terminated CEO is entitled to receive any benefits that he otherwise would have been entitled to receive under our 401(k) plan, pension plan and supplemental retirement plans, although those benefits are not increased or accelerated.

Based upon a hypothetical termination date of December 31, 2016, the severance benefits Mr. Reasor would have been entitled to would be as follows:

Annual compensation	$605,074
Targeted bonus	—
Medical insurance	16,543
Total	$621,617

Under our employment contract with Mr. Reasor, “cause” is defined as (1) gross incompetence, insubordination, gross negligence, willful misconduct in office or breach of a material fiduciary duty, which includes a breach of confidentiality; (2) conviction of a felony, a crime of moral turpitude or commission of an act of embezzlement or fraud against the Employer or any subsidiary or affiliate thereof; (3) the CEO’s material failure to perform a substantial portion of his duties and responsibilities under the employment contract, but only after the Employer provides the CEO written notice of such failure and gives him 30 days to remedy the situation; (4) deliberate dishonesty of the CEO with respect to the Employer or any of its subsidiaries or affiliates; or (5) a violation of one of the Employer’s written policies which is not cured, if curable, within 30 days after the Employee provides the CEO written notice of such violation.

The CEO may terminate his employment with or without good reason by written notice to the board of directors effective 60 days after receipt of such notice by the board of directors.  If the CEO terminates his employment for good reason, then the CEO is entitled to the salary specified above in the “without cause” paragraph.  The CEO will not be required to render any further services.  Upon termination of employment by the CEO without good reason, the CEO is not entitled to further compensation.  Under our employment contract with Mr. Reasor, “good reason” is defined as the Employer’s failure to maintain compensation and benefits or the Employer’s material breach of any provision of the employment contract, which failure or breach continued for more than 30 days after the date on which the board of directors received such notice.

Defined Benefit Plans

The following table lists the estimated values under the NRECA Retirement Security Plan and the pension restoration plan as of December 31, 2016.  As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits is limited to $270,000 effective January 1, 2016.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit		Payments During Last Year
Jackson E. Reasor	NRECA Retirement Security Plan	1.83	$132,787		$—
	Pension Restoration Plan	—	106,699	(1)	74,788

Robert L. Kees	NRECA Retirement Security Plan	1.92	138,823		—
	Pension Restoration Plan	—	—		5,848

D. Richard Beam	NRECA Retirement Security Plan	29.33	1,847,980		—
	Pension Restoration Plan	29.33	72,661		—

Elissa M. Ecker	NRECA Retirement Security Plan	11.08	513,299		—

(1)

Beginning in 1998 through December 31, 2006, Mr. Reasor participated in a pension restoration severance pay plan and was the only participant in the plan.  Mr. Reasor’s accrued benefits under this plan were frozen and will be paid to Mr. Reasor upon termination of employment.

The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for social security or other offset amounts.  The participant’s annual pension at his or her normal retirement date, currently age 62, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service.  The multiplier was 1.7% commencing January 1, 1992.  The number of years of credited service is as of the end of the current year for each of the named executives.  The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum.  The lump sum amounts are calculated using the 30-year Treasury rate (3.03% for 2016, and 3.04% for 2015) and the PPA three segment yield rates (1.76%, 4.15%, and 5.13% for 2016, and 1.40%, 3.88%, and 4.96% for 2015) and the required Internal Revenue Service mortality table for lump sum payments (Group Annuity Reserving 1994, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and PPA Retirement Plan 2000 at 2016 combined unisex 50%/50% mortality in combination with the PPA rates).  Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

During 2014, Mr. Reasor and Mr. Kees reached normal retirement age, 62, under the pension restoration plan.  In 2014, in accordance with the pension restoration plan, Mr. Reasor and Mr. Kees each received payment of their respective pension restoration plan benefits as of December 31, 2014.  As long as Mr. Reasor and Mr. Kees continue to work for us, they will continue to earn benefit credit and may elect to receive a payment of their respective pension restoration plan benefits.

Prior to the pension restoration plan, from 1998 through 2006, Mr. Reasor participated in a pension restoration severance pay plan, which was also intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit because of IRC limitations.  Mr. Reasor was the only participant in the plan.  Mr. Reasor’s accrued benefits under this plan were frozen at December 31, 2004 and July 1, 2006.  The amounts frozen are $45,852 and $60,817, respectively, for a total of $106,699.  These amounts will be paid to Mr. Reasor upon termination of employment.

Also during 2014, Mr. Reasor and Mr. Kees reached normal retirement age, 62, under the NRECA Retirement Security Plan, and the plan provides for quasi-retirement.  Quasi-retirement refers to a one-time election option under the plan that permits a participant to receive the benefit at any time after reaching normal retirement age, even if the participant continues to work for an employer that participates in the plan.  Mr. Reasor elected quasi-retirement effective February 28, 2015, Mr. Kees elected quasi-retirement effective January 31, 2015, and they each received lump sum cash distributions in 2015.  Both Mr. Reasor and Mr. Kees continue to work for us.  Mr. Reasor and Mr. Kees will continue to earn benefit credit for as long as they each continue to work for us after the quasi-retirement date.  Once Mr. Reasor and Mr. Kees retire, they will receive a benefit for the time worked after the quasi-retirement date.

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

The following table sets forth the non-qualified deferred compensation paid to our executive officers in 2016:

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Gains in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Jackson E. Reasor	$—	$15,000	$20,320	$—	$246,400
Robert L. Kees	n/a	n/a	n/a	n/a	n/a
D. Richard Beam	n/a	n/a	n/a	n/a	n/a
Elissa M. Ecker	n/a	n/a	n/a	n/a	n/a

The following table sets forth information concerning all other compensation awarded to, earned by, or paid to our executive officers during 2016.

ALL OTHER COMPENSATION

Name	Perquisites and Other Personal Benefits (1)(2)	Company- paid Life Insurance	Total All Other Compensation
Jackson E. Reasor	$22,984	$3,288	$26,272
Robert L. Kees	5,300	1,920	7,220
D. Richard Beam	5,300	1,920	7,220
Elissa M. Ecker	4,098	1,302	5,400

(1)	Includes contributions made by us to the 401(k) plan.

(2)	For Mr. Reasor, also includes $15,000 company contribution to the non-qualified deferred compensation plan and $2,684 for personal use of a company automobile.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”).  Our outside directors were compensated by a monthly retainer of $3,000.  They were also paid for meetings and other official activities at a rate of $500 per day and $250 per partial day and for teleconferences, if such meetings or other official activities occurred outside the normal board of directors meeting dates.  All directors are entitled to be reimbursed for out-of-pocket expenses incurred in attending meetings and other official activities.  Our directors receive no other compensation from us.  We do not provide our directors pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options.  The following table sets forth the compensation we paid to our directors in 2016:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash
Paul H. Brown	$37,500
John J. Burke, Jr.	19,250
Darlene H. Carpenter	37,500
Earl C. Currin, Jr.	36,750
E. Garrison Drummond	37,000
Chad N. Fowler	3,000
Fred C. Garber	37,000
Hunter R. Greenlaw, Jr.	39,250
Bruce A. Henry	37,000
David J. Jones	37,250
Paul E. Owen	27,000
Keith L. Swisher	36,000
Carl R. Widdowson	22,500
$407,000

Compensation Committee Interlocks and Insider Participation

As described above, the executive committee of our board of directors establishes and the full board of directors approves all compensation and awards paid to our CEO.  Our board of directors has delegated to our CEO the authority to establish and adjust compensation for all employees other than himself.  Other than the two exceptions noted below, no member of our board of directors is or previously was an officer or employee of ODEC or is or has engaged in transactions with ODEC.  Mr. Gregory W. White was an employee of ODEC from 1990 to 1996 and from 1999 to 2005 when he left his position as Senior Vice President of Power Supply to become the President and Chief Executive Officer of Northern Neck Electric Cooperative, one of our member distribution cooperatives.  Mr. John C. Lee, Jr. was an employee of ODEC from 1992 to 2007 when he left his position as Vice President of Member and External Relations to become the President and Chief Executive Officer of Mecklenburg Electric Cooperative, one of our member distribution cooperatives.  All of our directors are employees or directors of our member distribution cooperatives.

Under our executive committee charter, the executive committee’s duties and responsibilities include (1) recommending all compensation for ODEC’s CEO to the board of directors for its approval and (2) serving as the compensation committee of the board of directors to review and discuss with management the contents of the Compensation Discussion and Analysis section of the Annual Report on Form 10-K and to recommend to the board of directors inclusion of the Compensation Discussion and Analysis section in the Annual Report on Form 10-K each year.

Compensation Committee Report

The executive committee serves as the compensation committee of the board of directors and has reviewed and discussed with the management of ODEC the contents of the Compensation Discussion and Analysis section and, based on such review and discussion, has recommended to the board of directors its inclusion in this Annual Report on Form 10-K.

J. William Andrew, Jr., Chair
Paul H. Brown
Earl C. Currin, Jr.
Kent D. Farmer
Hunter R. Greenlaw, Jr.
John C. Lee, Jr.

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

	2016	2015
Audit Fees (1)	$329,623	$315,747
Audit-Related Fees (2)	—	—
Tax Fees (3)	7,108	12,498
Total	$336,731	$328,245

(1)

Fees for professional services provided for the audit of our annual financial statements as well as reviews of our quarterly financial statements, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters, consents, and comment letters.

(2)	Fees for professional services which principally include accounting consultations and due diligence services.

(3)	Fees for professional services for tax-related advice and compliance.

For fiscal years 2016 and 2015, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.

Audit Committee Preapproval Process for the Engagement of Auditors

All audit, tax, and other services to be performed by Ernst & Young LLP for us must be pre-approved by the Audit Committee.  The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services.  Pre-approval is granted usually at regularly scheduled meetings.  During 2016 and 2015, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Form 10-K.
1.	Financial Statements

See Index on page 46

2.	Financial Statement Schedules

Not applicable

3.	Exhibits

Exhibits

*3.1 Amended and Restated Articles of Incorporation of Old Dominion Electric Cooperative (filed as exhibit 3.1 to the Registrant’s Form 10-Q, File No. 000-50039, filed on November 10, 2015).

*3.2 Bylaws of Old Dominion Electric Cooperative, Amended and Restated as of July 26, 2016, as amended on July 26, 2016 (filed as exhibit 3.1 to the Registrant’s Form 10-Q, File No. 000-50039, filed on August 9, 2016).

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

*, ***10.1 Second Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and A&N Electric Cooperative, dated January 1, 2009 (filed as exhibit 10.2 and 10.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, File No. 33-46795, filed on November 11, 2008).

*10.2 Nuclear Fuel Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December 28, 1982, amended and restated October 17, 1983 (filed as exhibit 10.1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.3 Purchase, Construction and Ownership Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December 28, 1982, amended and restated October 17, 1983 (filed as exhibit 10.2 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

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

*10.8 Mutual Operating Agreement, dated as of May 18, 2005, between Virginia Electric and Power Company and Old Dominion Electric Cooperative (filed as exhibit 10.66 to the Registrant's Form 10-K for the year ended December 31, 2005, File No. 000-50039, on March 21, 2006).

*10.9 Interconnection Agreement between Delmarva Power & Light Company and Old Dominion Electric Cooperative, dated November 30, 1999 (filed as exhibit 10.33 to the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 33-46795, on March 19, 2001).

*10.10 Credit Agreement, dated as of November 21, 2011, among Old Dominion Electric Cooperative, the lenders party thereto, the Issuing Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (filed as exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 2011, File No. 000-50039, on March 14, 2012).

*10.11 First amendment to Credit Agreement, dated as of March 12, 2014, among Old Dominion Electric Cooperative, the lenders party thereto, the Issuing Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (filed as exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2014, File No. 000-50039, on May 9, 2014).

*10.12 First Amended and Restated Credit Agreement, dated as of March 3, 2017, among Old Dominion Electric Cooperative, the lenders party thereto, the Issuing Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (filed as exhibit 10.1 to the Registrant’s Form 8-K dated March 3, 2017, File No. 000-50039, on March 8, 2017).

*10.13 Nuclear Decommissioning Trust Agreement between Old Dominion Electric Cooperative and SunTrust Bank, (formerly Crestar Bank), dated June 1, 1999 (filed as exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 2014, File No. 000-50039, on March 11, 2015).

*,**10.14 Participation Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht America Finance Co (filed as exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.15 Amendment No. 1 to Participation Agreement, dated as of December 19, 2002, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein, Utrecht America Finance Co and Cedar Hill International Corp.

*,**10.16 Amendment No. 2 to Participation Agreement, dated as of December 31, 2004, between and among Old Dominion Electric Cooperative, U.S. Bank National Association, Wachovia Bank, National Association, Utrecht-America

Finance Co., and Cedar Hill International Corp. (filed as exhibit 10.1 to the Registrant’s Form 8-K, File No. 000-50039, on January 13, 2005).

*,**10.17 Amendment No. 3 to Participation Agreement (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

*,**10.18 Clover Unit 1 Equipment Interest Lease Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Equipment Head Lessor, and State Street Bank and Trust Company, as Equipment Head Lessee (filed as exhibit 10.36 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.19 Equipment Operating Lease Agreement, dated as of February 29, 1996, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee (filed as exhibit 10.37 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.20 Amendment No. 1 to Equipment Operating Lease Agreement, dated as of December 19, 2002, between State Street Bank and Trust Company, as Lessor, and Old Dominion Electric Cooperative, as Lessee.

*,**10.21 Amendment No. 2 to Equipment Operating Lease Agreement (filed as exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

*,**10.22 Corrected Option Agreement to Lease, dated as of February 29, 1996, among Old Dominion Electric Cooperative and State Street Bank and Trust Company (filed as exhibit 10.38 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.23 Clover Agreements Assignment and Assumption Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Assignor, and State Street Bank and Trust Company, as Assignee (filed as exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.24 Payment Undertaking Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative and Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch (filed as exhibit 10.42 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.25 Amendment No. 2 to Payment Undertaking Agreement, dated as of December 19, 2002 between Old Dominion Electric Cooperative and Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank Nederland”, New York Branch.

*,**10.26 Amendment No. 3 to Payment Undertaking Agreement (filed as exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

*,**10.27 Payment Undertaking Pledge Agreement, dated as of February 29, 1996, between Old Dominion Electric Cooperative, as Payment Undertaking Pledgor, and State Street Bank and Trust Company, as Payment Undertaking Pledgee (filed as exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.28 Investment Agreement (filed as exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

*,**10.29 Investment Pledge Agreement (filed as exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

*,**10.30 Tax Indemnity Agreement, dated as of February 29, 1996, among Old Dominion Electric Cooperative, State Street Bank and Trust Company, the Owner Participant named therein and Utrecht America Finance Co. (filed as exhibit 10.45 to the Registrant’s Form 10-K for the year ended December 31, 1996, File No. 33-46795, on March 20, 1997).

*,**10.31 Amendment No. 1 to Tax Indemnity Agreement, dated as of December 19, 2002, between Old Dominion Electric Cooperative and the Owner Participant named therein.

*,**10.32 Amendment No. 2 to Tax Indemnity Agreement (filed as exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-50039, on May 12, 2006).

*10.33 Employment Agreement, dated June 1, 2016, between Old Dominion Electric Cooperative and Jackson E. Reasor and accepted by Jackson E. Reasor on June 1, 2016 (filed as Exhibit 10.1 to the Registrant’s Form 8-K, File No. 000-50039, on June 8, 2016).

*10.34 Employment letter, dated November 28, 2005, of Old Dominion Electric Cooperative and agreed and accepted by Robert L. Kees (filed as exhibit 10.1 to the Registrant’s Form 8-K, No. 000-50039, on November 28, 2005).

*10.35 Employment letter, dated March 30, 2007, of Old Dominion Electric Cooperative and agreed and accepted by Bryan S. Rogers (filed as exhibit 10.1 to the Registrant’s Form 8-K, No. 000-50039, on April 2, 2008).

*10.36 Executive Deferred Compensation Plan, dated June 30, 2006, adopted on December 18, 2006 (filed as exhibit 10.2 to the Registrant’s Form 8-K File No. 000-50039, on December 21, 2006).

*10.37 Form of Salary Continuation Plan (filed as exhibit 10.31 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.38 Amended and Restated Severance Pay Pension Restoration Plan effective January 1, 2015 (filed as exhibit 10.41 to the Registrant's Form 10-K for the year ended December 31, 2014, File No. 000-50039, on March 11, 2015).

*10.39 Amended and Restated Deferred Compensation Pension Restoration Plan effective January 1, 2015 (filed as exhibit 10.42 to the Registrant's Form 10-K for the year ended December 31, 2014, File No. 000-50039, on March 11, 2015).

*10.40 Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit 10.27 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

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

Old Dominion Electric Cooperative Registrant

By:	/s/ Jackson E. Reasor
Jackson E. Reasor President and Chief Executive Officer

Date: March 14, 2017

Signature	Title

/s/ Jackson E. Reasor	President and Chief Executive Officer (Principal executive officer)
Jackson E. Reasor

/s/ Robert L. Kees	Senior Vice President and Chief Financial Officer (Principal financial officer)
Robert L. Kees

/s/ Bryan S. Rogers	Vice President and Controller (Principal accounting officer)
Bryan S. Rogers

/s/ J. William Andrew, Jr.	Director
J. William Andrew, Jr.

/s/ Paul H. Brown	Director
Paul H. Brown

/s/ John J. Burke, Jr.	Director
John J. Burke, Jr.

/s/ Darlene H. Carpenter	Director
Darlene H. Carpenter

/s/ Earl C. Currin, Jr.	Director
Earl C. Currin, Jr.

/s/ E. Garrison Drummond	Director
E. Garrison Drummond

/s/ Jeffrey S. Edwards	Director
Jeffrey S. Edwards

/s/ Kent D. Farmer	Director
Kent D. Farmer

/s/ Chad N. Fowler	Director
Chad N. Fowler

/s/ Fred C. Garber	Director
Fred C. Garber

/s/ Hunter R. Greenlaw, Jr.	Director
Hunter R. Greenlaw, Jr.

Signature	Title

/s/ Steven A. Harmon	Director
Steven A. Harmon

/s/ Michael W. Hastings	Director
Michael W. Hastings

/s/ Bruce A. Henry	Director
Bruce A. Henry

/s/ David J. Jones	Director
David J. Jones

/s/ Michael J. Keyser	Director
Michael J. Keyser

/s/ John C. Lee, Jr.	Director
John C. Lee, Jr.

/s/ Micheal E. Malandro	Director
Micheal E. Malandro

/s/ Keith L. Swisher	Director
Keith L. Swisher

/s/ Michael I. Wheatley	Director
Michael I. Wheatley

/s/ Gregory W. White	Director
Gregory W. White

/s/ Belvin Williamson	Director
Belvin Williamson

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

ODEC does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2016.  Accordingly, ODEC will not file an annual report with the Securities and Exchange Commission.