Form 10-Q
period 2017-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2017-05-09
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Larger accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,747,639	$1,746,852
Less accumulated depreciation	(865,735)	(855,068)
Net Property, plant, and equipment	881,904	891,784
Nuclear fuel, at amortized cost	18,852	22,138
Construction work in progress	773,657	736,996
Net Electric Plant	1,674,413	1,650,918
Investments:
Nuclear decommissioning trust	166,281	159,155
Lease deposits	105,265	104,514
Unrestricted investments and other	7,161	6,599
Total Investments	278,707	270,268
Current Assets:
Cash and cash equivalents	620	2,946
Accounts receivable	7,583	6,563
Accounts receivable–members	64,103	85,116
Fuel, materials, and supplies	60,471	56,353
Prepayments and other	3,456	4,737
Total Current Assets	136,233	155,715
Deferred Charges:
Regulatory assets	47,759	49,682
Other	4,340	3,533
Total Deferred Charges	52,099	53,215
Total Assets	$2,141,452	$2,130,116
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$405,825	$402,857
Non-controlling interest	5,726	5,725
Total Patronage capital and Non-controlling interest	411,551	408,582
Long-term debt	990,182	990,083
Revolving credit facility	181,750	152,000
Total long-term debt and revolving credit facility	1,171,932	1,142,083
Total Capitalization	1,583,483	1,550,665
Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	109,256	131,581
Accounts payable–members	68,022	66,380
Accrued expenses	20,577	5,806
Deferred energy	18,491	40,029
Total Current Liabilities	244,638	272,088
Deferred Credits and Other Liabilities:
Asset retirement obligations	121,312	120,083
Obligations under long-term lease	98,615	96,930
Regulatory liabilities	92,335	89,020
Other	1,069	1,330
Total Deferred Credits and Other Liabilities	313,331	307,363
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,141,452	$2,130,116

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating Revenues	$189,779	$256,459
Operating Expenses:
Fuel	17,683	34,322
Purchased power	122,116	139,282
Transmission	23,742	31,588
Deferred energy	(21,538)	1,545
Operations and maintenance	12,473	12,559
Administrative and general	11,130	10,639
Depreciation and amortization	11,343	11,538
Amortization of regulatory asset/(liability), net	830	(569)
Accretion of asset retirement obligations	1,255	1,210
Taxes, other than income taxes	2,104	2,121
Total Operating Expenses	181,138	244,235
Operating Margin	8,641	12,224
Other expense, net	(949)	(1,044)
Investment income	1,521	138
Interest charges, net	(6,244)	(8,365)
Income taxes	—	(1)
Net Margin including Non-controlling interest	2,969	2,952
Non-controlling interest	(1)	1
Net Margin attributable to ODEC	2,968	2,953
Patronage Capital - Beginning of Period	402,857	390,976
Patronage Capital - End of Period	$405,825	$393,929

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$2,969	$2,952
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	11,343	11,538
Other non-cash charges	4,769	4,424
Amortization of lease obligations	1,685	1,573
Interest on lease deposits	(751)	(737)
Change in current assets	17,156	13,384
Change in deferred energy	(21,538)	1,545
Change in current liabilities	6,854	9,802
Change in regulatory assets and liabilities	(418)	(1,212)
Change in deferred charges-other and deferred credits and other liabilities-other	(833)	594
Net Cash Provided by Operating Activities	21,236	43,863
Investing Activities:
Purchases of held to maturity securities	(2,523)	—
Proceeds from sale of held to maturity securities	2,000	—
Increase in other investments	(1,499)	(42)
Electric plant additions	(51,290)	(75,992)
Net Cash Used for Investing Activities	(53,312)	(76,034)
Financing Activities:
Draws on revolving credit facility	183,250	—
Repayments on revolving credit facility	(153,500)	—
Net Cash Provided by Financing Activities	29,750	—
Net Change in Cash and Cash Equivalents	(2,326)	(32,171)
Cash and Cash Equivalents - Beginning of Period	2,946	58,383
Cash and Cash Equivalents - End of Period	$620	$26,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2017, our consolidated results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016.  The consolidated results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.7 million at March 31, 2017 and December 31, 2016.  The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported therein.  Actual results could differ from those estimates.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$48,741	$48,741	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	117,540	—	—	—
Unrestricted investments and other (3)	257	—	257	—
Derivatives - gas and power (4)	4,554	2,905	1,649	—
Total Financial Assets	$171,092	$51,646	$1,906	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$48,142	$48,142	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	111,013	—	—	—
Unrestricted investments and other (3)	247	—	247	—
Derivatives - gas and power (4)	6,968	4,874	2,094	—
Total Financial Assets	$166,370	$53,016	$2,341	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.
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
(4)

Derivatives - gas and power represent natural gas futures contracts.  Level 1 are indexed against NYMEX.  Level 2 are valued by ACES using observable market inputs for similar transactions.  For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

We did not have any financial assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

3.	Derivatives and Hedging

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation.  In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk.  To manage this exposure, we utilize derivative instruments.  See Note 1 of the Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability.  The change in these accounts is included in the operating activities section of our Condensed Consolidated Statements of Cash Flows.

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

		As of	As of
		March 31, 2017	December 31, 2016
Commodity	Unit of Measure	Quantity	Quantity
Natural Gas	MMBTU	15,180,000	14,250,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of March 31,	As of December 31,
	Balance Sheet Location	2017	2016
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$4,554	$6,968
Total derivatives in an asset position		$4,554	$6,968

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three Months Ended March 31, 2017 and 2016

Amount of Gain
	Amount of Gain		Location of	(Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory
	in Regulatory		Reclassified	Asset/Liability
	Asset/Liability for		from Regulatory	into Income for
Derivatives Accounted for	Derivatives as of		Asset/Liability	the Three Months
Utilizing Regulatory Accounting	March 31,		into Income	Ended March 31,
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Natural gas futures contracts	$4,519	$(5,575)	Fuel	$(131)	$(1,023)
Total	$4,519	$(5,575)		$(131)	$(1,023)

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

4.	Investments

Investments were as follows as of March 31, 2017 and December 31, 2016:

			Gross	Gross
			Unrealized	Unrealized	Fair	Carrying
Description	Designation	Cost	Gains	Losses	Value	Value
		(in thousands)
March 31, 2017
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$44,349	$3,924	$—	$48,273	$48,273
Equity securities	Available for sale	76,590	40,950	—	117,540	117,540
Cash and other	Available for sale	468	—	—	468	468
Total Nuclear Decommissioning Trust		$121,407	$44,874	$—	$166,281	$166,281

Lease Deposits (2)
Government obligations	Held to maturity	$105,265	$2,498	$—	$107,763	$105,265
Total Lease Deposits		$105,265	$2,498	$—	$107,763	$105,265

Unrestricted investments
Government obligations	Held to maturity	$2,338	$—	$(4)	$2,334	$2,338
Debt securities	Held to maturity	2,395	4	—	2,399	2,395
Total Unrestricted Investments		$4,733	$4	$(4)	$4,733	$4,733

Other
Equity securities	Trading	$198	$59	$—	$257	$257
Non-marketable equity investments	Equity	2,171	2,036	—	4,207	2,171
Total Other		$2,369	$2,095	$—	$4,464	$2,428
						$278,707
December 31, 2016
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$44,086	$3,537	$—	$47,623	$47,623
Equity securities	Available for sale	75,332	35,958	(277)	111,013	111,013
Cash and other	Available for sale	519	—	—	519	519
Total Nuclear Decommissioning Trust		$119,937	$39,495	$(277)	$159,155	$159,155

Lease Deposits (2)
Government obligations	Held to maturity	$104,514	$2,948	$—	$107,462	$104,514
Total Lease Deposits		$104,514	$2,948	$—	$107,462	$104,514

Unrestricted investments
Government obligations	Held to maturity	$2,000	$1	$—	$2,001	$2,000
Debt securities	Held to maturity	2,210	6	—	2,216	2,210
Total Unrestricted Investments		$4,210	$7	$—	$4,217	$4,210

Other
Equity securities	Trading	$198	$49	$—	$247	$247
Non-marketable equity investments	Equity	2,142	2,012	—	4,154	2,142
Total Other		$2,340	$2,061	$—	$4,401	$2,389
						$270,268

(1)

Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna.  See Note 3 of the Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.  Unrealized gains and losses related to assets held in the nuclear decommissioning trust are deferred as a regulatory asset or liability, respectively.

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

Our investments by classification as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017		December 31, 2016
		Carrying		Carrying
Description	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Available for sale	$121,407	$166,281	$119,937	$159,155
Held to maturity	109,998	109,998	108,724	108,724
Equity	2,171	2,171	2,142	2,142
Trading	198	257	198	247
Total	$233,774	$278,707	$231,001	$270,268

Contractual maturities of debt securities as of March 31, 2017, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Available for sale (1)	$—	$—	$48,273	$—	$48,273
Held to maturity	11,684	98,314	—	—	109,998
Total	$11,684	$98,314	$48,273	$—	$158,271

(1)	The contractual maturities of available for sale debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

Wildcat Point Generation Facility

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled combined cycle generation facility, named Wildcat Point, in Cecil County, Maryland.  The current construction schedule has Wildcat Point achieving commercial operation mid-2017.  While the contractual completion date has not been revised, our engineering consultant advises us that it expects that commercial operation of the facility is more likely to occur at the end of the third quarter or early in the fourth quarter of 2017.  The EPC contractor advises us that the delay is associated with the incurrence of additional work and other matters, for which it will seek recovery, in whole or in part, from its subcontractors and us.  We disagree that we have additional liability under the contract and therefore have not revised our estimated project cost of $834.3 million.  We do not believe that any such delay in the commencement of commercial operation of the Wildcat Point facility, or any additional amounts associated with the delay, including PJM capacity delay charges, for which we may be ultimately responsible, are reasonably likely to have a material adverse effect on our results of operations or financial condition due to our ability to collect such amounts through rates charged to our member distribution cooperatives.  Even if we are ultimately responsible for additional costs, any such amounts may be offset in part by liquidated damages under the contract associated with the EPC contractor’s delay in achieving substantial completion.

Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator.  Through March 31, 2017, we capitalized construction costs related to Wildcat Point totaling $748.5 million, including $51.1 million of capitalized interest.

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate in order to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us.  On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing.  On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures.  On April 13, 2015, we received an initial decision from the hearing judge.  On January 19, 2017, FERC issued its order on the hearing judge's initial decision.  On February 21, 2017, we submitted our compliance filing, revising the formula rate as directed in the order.  Additionally, on February 21, 2017, Bear Island filed a request for rehearing.  On March 22, 2017, FERC issued an order granting rehearing of its initial order for the limited purpose of FERC's further consideration of the matter.  Our formula rate remains in effect subject to refund pending a final order from FERC.  If a refund is ultimately determined, we believe it will result in a reallocation of costs among our member distribution cooperatives.

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

Revolving Credit Facility

We maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  The syndicated credit agreement associated with the facility was amended and restated on March 3, 2017, and commitments under this agreement extend until March 3, 2022.  As of March 31, 2017, we had outstanding under this facility, $181.8 million in borrowings and $12.2 million in letters of credit.  As of December 31, 2016, we had outstanding under this facility, $152.0 million in borrowings and $5.2 million in letters of credit.

Long-term Debt

We currently anticipate that we will issue long-term debt in the third quarter of 2017 to fund capital expenditures related to Wildcat Point construction costs.

Limited Exception under Wholesale Power Contracts

We have a wholesale power contract with each of our member distribution cooperatives.  Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions.  One of the limited exceptions permits each of our member distribution cooperatives to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from owned generation or other suppliers.  If all of our member distribution cooperatives elected to utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 175 MW of demand and associated energy.  As of March 31, 2016, our member distribution cooperatives collectively received approximately 9 MW under this exception.  Effective May 1, 2016, one of our member distribution cooperatives elected to purchase 51 MW of demand and associated energy from an alternate supplier, bringing the collective removal of load requirements under this exception to approximately 60 MW.  We do not anticipate that utilization of this exception will have a material impact on our financial condition, results of operations, or cash flows.

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

Critical Accounting Policies

As of March 31, 2017, there have been no significant changes in our critical accounting policies as disclosed in our 2016 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results for the three months ended March 31, 2017, were primarily impacted by decreases in our total energy rate, changes in our member distribution cooperatives’ requirements for power, the dispatch of our generating facilities, and our continued investment in Wildcat Point.

•

In 2016 and 2017, we implemented decreases to our total energy rate that contributed to the 19.0% decrease in the average cost of energy sold to our member distribution cooperatives, and to a $21.5 million decrease in our over-collected deferred energy balance.

•

Our energy sales in MWh to our member distribution cooperatives were 10.3% lower.  We had decreases in our load requirements related to a limited exception provision in our wholesale power contract and retail choice in Virginia.  Additionally, we experienced milder weather during the first three months of 2017.

•

Clover generation decreased 50.9% due to PJM’s economic dispatch of the facility and reduced operational availability due to the additional 25.3 maintenance outage days in 2017.  Our combustion turbine facilities generation decreased 61.4% due to PJM’s economic dispatch of the facilities.  These factors contributed to the $16.6 million, or 48.5%, decrease in fuel expense.

•	During the three months ended March 31, 2017, we capitalized $32.6 million of construction costs related to Wildcat Point.

Wildcat Point Generation Facility

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled combined cycle generation facility, named Wildcat Point, in Cecil County, Maryland.  The current construction schedule has Wildcat Point achieving commercial operation mid-2017.  While the contractual completion date has not been revised, our engineering consultant advises us that it expects that commercial operation of the facility is more likely to occur at the end of the third quarter or early in the fourth quarter of 2017.  The EPC contractor advises us that the delay is associated with the incurrence of additional work and other matters, for which it will seek recovery, in whole or in part, from its subcontractors and us.  We disagree that we have additional liability under the contract and therefore have not revised our estimated project cost of $834.3 million.  We do not believe that any such delay in the commencement of commercial operation of the Wildcat Point facility, or any additional amounts associated with the delay, including PJM capacity delay charges, for which we may be ultimately responsible, are reasonably likely to have a material adverse effect on our results of operations or financial condition due to our ability to collect such amounts through rates charged to our member distribution cooperatives.  Even if we are ultimately responsible for additional costs, any such amounts may be offset in part by liquidated damages under the contract associated with the EPC contractor’s delay in achieving substantial completion.

Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator.  Through March 31, 2017, we capitalized construction costs related to Wildcat Point totaling $748.5 million, including $51.1 million of capitalized interest.

Limited Exception under Wholesale Power Contracts

We have a wholesale power contract with each of our member distribution cooperatives.  Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions.  One of the limited exceptions permits each of our member distribution cooperatives to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from owned generation or other suppliers.  If all of our member distribution cooperatives elected to utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 175 MW of demand and associated energy.  As of March 31, 2016, our member distribution cooperatives collectively received approximately 9 MW under this exception.  Effective May 1, 2016, one of our member distribution cooperatives elected to purchase 51 MW of demand and associated energy from an alternate supplier, bringing the collective removal of load requirements under this exception to approximately 60 MW.  We do not anticipate that utilization of this exception will have a material impact on our financial condition, results of operations, or cash flows.  For further discussion on Wholesale Power Contracts, see “Business—Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1 of our 2016 Annual Report on Form 10-K.

Retail Choice in Virginia

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of  power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year.  Currently, no customer of our member distribution cooperatives has elected to choose an alternate supplier under this provision.  Retail choice is also available to any customer whose noncoincident peak demand exceeds 90 MW.  Beginning June 1, 2016, Bear Island, an industrial customer of REC and the only customer of any of our member distribution cooperatives that has noncoincident peak demand that exceeds 90 MW, elected to purchase its power requirements from an alternate supplier.  We do not anticipate that this will have a material impact on our financial condition, results of operations, or cash flows.  For further discussion on Retail Choice in Virginia, see “Business—Members—Member Distribution Cooperatives—Competition” in Item 1 of our 2016 Annual Report on Form 10-K.

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

For the three months ended March 31, 2017 and 2016, we recorded a reduction in operating revenues of $18.0 million and $3.2 million, respectively, utilizing Margin Stabilization to produce a net margin equal to 20% of our actual total interest charges.  For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 of our 2016 Annual Report on Form 10-K.

Weather

Weather affects the demand for electricity.  Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively.  Mild weather generally reduces the demand because heating and air conditioning systems are operated less.  Weather also plays a role in the price of market energy through its effects on the market price for fuel, particularly natural gas.  Heating and cooling degree days are measurement tools used to quantify the need to utilize heating or cooling, respectively, for a building.  The heating and cooling degree days for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
	2017	2016	Change
Heating degree days	1,632	1,904	(14.3)%
Cooling degree days	—	—	—

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
	2017		2016
	(in MWh and percentages)
Generated:
Clover	353,071	11.2%	719,306	19.7%
North Anna	486,057	15.5	433,203	11.9
Louisa	24,928	0.8	64,220	1.8
Marsh Run	32,212	1.0	83,902	2.3
Rock Springs	—	—	16	—
Distributed Generation	26	—	46	—
Total Generated	896,294	28.5	1,300,693	35.7
Purchased:
Other than renewable:
Long-term and short-term	1,636,649	52.1	1,931,298	52.9
Spot market	360,330	11.5	167,708	4.6
Total Other than renewable	1,996,979	63.6	2,099,006	57.5
Renewable (1)	249,164	7.9	248,216	6.8
Total Purchased	2,246,143	71.5	2,347,222	64.3
Total Available Energy	3,142,437	100.0%	3,647,915	100.0%

(1)	Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch control of PJM.  Typically, nuclear facilities are almost always dispatched and coal-fired and combustion turbine facilities are generally dispatched based upon economic factors, including the market price of energy, and to meet system reliability requirements.  For further discussion on PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2016 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three months ended March 31, 2017 and 2016, was as follows:

	Three Months Ended March 31,
	2017	2016
Clover	75.6%	89.8%
North Anna	99.2	85.8
Louisa	99.8	99.2
Marsh Run	99.5	99.7
Rock Springs	91.0	87.2

Capacity

The output of Clover and North Anna, our baseload facilities, for the three months ended March 31, 2017 and 2016, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended March 31,
	2017	2016
Clover	38.6%	76.5%
North Anna	102.6	87.8

Due to economic dispatch by PJM and outages, neither unit at Clover was dispatched for a significant portion of first quarter 2017.

Outages

The scheduled and unscheduled outages for Clover and North Anna for the three months ended March 31, 2017 and 2016, were as follows:

	Clover		North Anna
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(in days)		(in days)
Scheduled	28.0	—	—	25.9
Unscheduled	15.9	18.6	1.4	—
Total	43.9	18.6	1.4	25.9

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues by type of purchaser and our energy sales in MWh for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues (1)	$108,934	$149,972
Demand revenues	76,368	93,339
Total revenues from sales to member distribution cooperatives	185,302	243,311
Non-members (2)	4,477	13,148
Total operating revenues	$189,779	$256,459

Energy sales to:	(in MWh)
Member distribution cooperatives	3,016,354	3,363,895
Non-members	121,112	256,267
Total energy sales	3,137,466	3,620,162

Average cost of energy to member distribution cooperatives (per MWh)	$36.11	$44.58
Average cost of demand to member distribution cooperatives (per MWh)	25.32	27.75
Average total cost to member distribution cooperatives (per MWh)	$61.43	$72.33

(1)	Includes sales of renewable energy credits of $13 thousand and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.
(2)	Includes sales of renewable energy credits of $0.9 million and $6.4 million for the three months ended March 31, 2017 and 2016, respectively.

Member Distribution Cooperatives

For the three months ended March 31, 2017, total revenues from sales to our member distribution cooperatives were 23.8% lower as compared to the same period in 2016, due to the decrease in energy and demand revenues.  Energy revenues decreased $41.0 million, or 27.4%, due to the 19.0% decrease in the average cost of energy sold to our member distribution cooperatives and the 10.3% decrease in energy sales in MWh to our member distribution cooperatives.  The average cost of energy sold to our member distribution cooperatives was impacted by the rate decreases we implemented in 2016 and 2017 (see table below).  The decrease in the volume of energy sales was primarily a result of the reduction in our load requirements related to retail choice in Virginia and a limited exception provision in our wholesale power contract.  See “Retail Choice in Virginia” and “Limited Exception under Wholesale Power Contracts” above.  These two events resulted in a 266,084 MWh load reduction in 2017 as compared to 2016.  Additionally, we experienced milder weather in 2017 as compared to 2016.  Demand revenues decreased $17.0 million, or 18.2%, primarily due to the $7.8 million decrease in transmission charges, the $6.8 million decrease in purchased power charges related to capacity, and the $2.1 million decrease in interest charges, net.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2016	(5.4)
April 1, 2016	(6.8)
September 1, 2016	(6.5)
January 1, 2017	(6.7)

Non-members

Revenues from sales to non-members for the three months ended March 31, 2017, decreased $8.7 million, or 65.9%, as compared to the same period in 2016, due to a $5.5 million decrease in revenue from sales of renewable energy credits and a $3.2 million decrease in revenue from sales of excess energy.  The decrease in revenue from sales of excess energy was primarily due to a 52.7% decrease in the volume of excess energy sales.  We primarily sell excess energy to PJM at the prevailing market price at the time of sale.  Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, and changes in market conditions.

Operating Expenses

The following is a summary of the components of our operating expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Fuel	$17,683	$34,322
Purchased power	122,116	139,282
Transmission	23,742	31,588
Deferred energy	(21,538)	1,545
Operations and maintenance	12,473	12,559
Administrative and general	11,130	10,639
Depreciation and amortization	11,343	11,538
Amortization of regulatory asset/(liability), net	830	(569)
Accretion of asset retirement obligations	1,255	1,210
Taxes, other than income taxes	2,104	2,121
Total Operating Expenses	$181,138	$244,235

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

Total operating expenses decreased $63.1 million, or 25.8%, for the three months ended March 31, 2017, as compared to the same period in 2016.  The decrease was primarily due to decreases in deferred energy expense, purchased power expense, and fuel expense.

•

Deferred energy expense decreased $23.1 million for the three months ended March 31, 2017, as compared to the same period in 2016.  For the three months ended March 31, 2017 and 2016, we under-collected $21.5 million and over-collected $1.5 million, respectively.  Deferred energy expense represents the difference between energy revenues and energy expenses.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2016 Annual Report on Form 10-K.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $17.2 million, or 12.3%, for the three months ended March 31, 2017, as compared to the same period in 2016.  Purchased energy decreased $10.4 million due the 4.3% decrease in the volume of purchased energy and the 4.2% decrease in the average cost of purchased energy.  Purchased capacity decreased $6.8 million as a result of decreased capacity charges by PJM.

•

Fuel expense decreased $16.6 million, or 48.5%, for the three months ended March 31, 2017, as compared to the same period in 2016.  Clover generation decreased 50.9% due to PJM’s economic dispatch of the facility and reduced operational availability due to the additional 25.3 maintenance outage days in 2017.  Our combustion turbine facilities generation decreased 61.4% due to PJM’s economic dispatch of the facilities.

Other Items

Investment Income

Investment income increased $1.4 million for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to increased earnings on our nuclear decommissioning trust.

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest on long-term debt	$(13,782)	$(14,196)
Interest on revolving credit facility	(879)	(231)
Other interest	(179)	(335)
Total interest charges	(14,840)	(14,762)
Allowance for borrowed funds used during construction	8,596	6,397
Interest charges, net	$(6,244)	$(8,365)

Interest charges, net decreased $2.1 million, or 25.4%, for the three months ended March 31, 2017, as compared to the same period in 2016, due to the increase in allowance for borrowed funds used during construction (capitalized interest) related to Wildcat Point.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three months ended March 31, 2017, as compared to the same period in 2016.

Financial Condition

The principal changes in our financial condition from December 31, 2016 to March 31, 2017, were caused by the increases in construction work in progress, revolving credit facility, and accrued expenses, and decreases in accounts payable, deferred energy, and accounts receivable–members.

•	Construction work in progress increased $36.7 million primarily due to expenditures related to Wildcat Point.
•	Revolving credit facility increased $29.8 million due to outstanding borrowings under this facility, principally to fund construction of Wildcat Point.
•	Accrued expenses increased $14.8 million primarily due to accrued interest on long-term debt.
•	Accounts payable decreased $22.3 million primarily due to decreased payables for construction and purchased power.
•

Deferred energy decreased $21.5 million as a result of the under-collection of our energy costs in 2017.  The deferred energy balance was a liability of $18.5 million and $40.0 million at March 31, 2017 and December 31, 2016, respectively.

•

Accounts receivable–members decreased $21.0 million primarily due to the $15.1 million credited to our member distribution cooperatives’ March 2017 wholesale power invoices for the 2016 Margin Stabilization.  For further discussion on Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 of our 2016 Annual Report on Form 10-K.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first three months of 2017 and 2016, our operating activities provided cash flows of $21.2 million and $43.9 million, respectively.  Operating activities in 2017 were primarily impacted by the following:

•	Deferred energy changed $21.5 million due to the under-collection of our energy costs in 2017 as compared to the over-collection of energy costs in 2016; and
•	Current assets changed $17.2 million primarily due to the change in accounts receivable–members.

Revolving Credit Facility

We maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  The syndicated credit agreement associated with the facility was amended and restated on March 3, 2017, and commitments under this agreement extend until March 3, 2022.  As of March 31, 2017, we had outstanding under this facility, $181.8 million in borrowings and $12.2 million in letters of credit.  As of December 31, 2016, we had outstanding under this facility, $152.0 million in borrowings and $5.2 million in letters of credit.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and financings in the debt capital markets.  These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating facilities.

We currently anticipate that we will issue long-term debt in the third quarter of 2017 to fund capital expenditures related to Wildcat Point construction costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2017.

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

OLD DOMINION ELECTRIC COOPERATIVE

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate in order to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us.  On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing.  On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures.  On April 13, 2015, we received an initial decision from the hearing judge.  On January 19, 2017, FERC issued its order on the hearing judge's initial decision.  On February 21, 2017, we submitted our compliance filing, revising the formula rate as directed in the order.  Additionally, on February 21, 2017, Bear Island filed a request for rehearing.  On March 22, 2017, FERC issued an order granting rehearing of its initial order for the limited purpose of FERC's further consideration of the matter.  Our formula rate remains in effect subject to refund pending a final order from FERC.  If a refund is ultimately determined, we believe it will result in a reallocation of costs among our member distribution cooperatives.

Other Matters

Other than legal proceedings arising out of the ordinary course of business, which management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our 2016 Annual Report on Form 10-K, which could affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 9, 2017	/s/ Robert L. Kees
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