Form 10-Q
period 2017-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2017-08-09
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC

Alstom	Alstom Power, Inc.

Bear Island	Bear Island Paper WB LLC

Clover	Clover Power Station

EPC	Engineering, procurement, and construction

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States

Mitsubishi	Mitsubishi Hitachi Power Systems Americas, Inc.

MPSC	Maryland Public Service Commission

MW	Megawatt(s)

MWh	Megawatt hour(s)

North Anna	North Anna Nuclear Power Station

North Anna Unit 3	A potential additional nuclear-powered generating unit at North Anna

ODEC, We, Our, Us	Old Dominion Electric Cooperative

PJM	PJM Interconnection, LLC

REC	Rappahannock Electric Cooperative

RTO	Regional transmission organization

TEC	TEC Trading, Inc.

Virginia Power	Virginia Electric and Power Company

VSCC	Virginia State Corporation Commission

Wildcat Point	Wildcat Point Generation Facility

WOPC	White Oak Power Constructors

XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$1,749,293	$1,746,852
Less accumulated depreciation	(876,767)	(855,068)
Net Property, plant, and equipment	872,526	891,784
Nuclear fuel, at amortized cost	15,536	22,138
Construction work in progress	810,141	736,996
Net Electric Plant	1,698,203	1,650,918
Investments:
Nuclear decommissioning trust	170,554	159,155
Lease deposits	105,278	104,514
Unrestricted investments and other	7,117	6,599
Total Investments	282,949	270,268
Current Assets:
Cash and cash equivalents	1,147	2,946
Accounts receivable	11,022	6,563
Accounts receivable–members	73,688	85,116
Fuel, materials, and supplies	61,880	56,353
Prepayments and other	7,017	4,737
Total Current Assets	154,754	155,715
Deferred Charges:
Regulatory assets	46,019	49,682
Other	2,267	3,533
Total Deferred Charges	48,286	53,215
Total Assets	$2,184,192	$2,130,116
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$408,872	$402,857
Non-controlling interest	5,735	5,725
Total Patronage capital and Non-controlling interest	414,607	408,582
Long-term debt	990,257	990,083
Revolving credit facility	239,550	152,000
Total long-term debt and revolving credit facility	1,229,807	1,142,083
Total Capitalization	1,644,414	1,550,665
Current Liabilities:
Long-term debt due within one year	28,292	28,292
Accounts payable	102,114	131,581
Accounts payable–members	72,994	66,380
Accrued expenses	7,436	5,806
Deferred energy	13,786	40,029
Total Current Liabilities	224,622	272,088
Deferred Credits and Other Liabilities:
Asset retirement obligations	122,539	120,083
Obligations under long-term lease	100,304	96,930
Regulatory liabilities	91,418	89,020
Other	895	1,330
Total Deferred Credits and Other Liabilities	315,156	307,363
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,184,192	$2,130,116

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Operating Revenues	$156,907	$199,149	$346,686	$455,608
Operating Expenses:
Fuel	20,498	30,266	38,181	64,588
Purchased power	80,729	80,999	202,845	220,281
Transmission	23,979	30,772	47,721	62,360
Deferred energy	(4,705)	8,869	(26,243)	10,414
Operations and maintenance	12,099	12,618	24,572	25,177
Administrative and general	11,309	10,156	22,439	20,795
Depreciation and amortization	11,340	11,630	22,683	23,168
Amortization of regulatory asset/(liability), net	(850)	646	(20)	77
Accretion of asset retirement obligations	1,257	1,211	2,512	2,421
Taxes, other than income taxes	2,087	2,098	4,191	4,219
Total Operating Expenses	157,743	189,265	338,881	433,500
Operating Margin	(836)	9,884	7,805	22,108
Other expense, net	(955)	(905)	(1,904)	(1,949)
Investment income	6,748	1,327	8,269	1,465
Interest income on North Anna Unit 3 cost recovery	4,427	—	4,427	—
Interest charges, net	(6,327)	(7,341)	(12,571)	(15,706)
Income taxes	(2)	(2)	(2)	(3)
Net Margin including Non-controlling interest	3,055	2,963	6,024	5,915
Non-controlling interest	(8)	(8)	(9)	(7)
Net Margin attributable to ODEC	3,047	2,955	6,015	5,908
Patronage Capital - Beginning of Period	405,825	393,929	402,857	390,976
Patronage Capital - End of Period	$408,872	$396,884	$408,872	$396,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$6,024	$5,915
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	22,683	23,168
Other non-cash charges	9,625	9,216
Amortization of lease obligations	3,374	3,152
Interest on lease deposits	(1,511)	(1,479)
Change in current assets	(838)	16,640
Change in deferred energy	(26,243)	10,414
Change in current liabilities	(12,592)	(49,221)
Change in regulatory assets and liabilities	2,800	8,339
Change in deferred charges-other and deferred credits and other liabilities-other	1,301	104
Net Cash Provided by Operating Activities	4,623	26,248
Investing Activities:
Purchases of held to maturity securities	(2,523)	—
Proceeds from sale of held to maturity securities	2,824	—
Increase in other investments	(8,193)	(1,270)
Electric plant additions	(86,080)	(148,038)
Net Cash Used for Investing Activities	(93,972)	(149,308)
Financing Activities:
Draws on revolving credit facility	303,250	92,100
Repayments on revolving credit facility	(215,700)	(25,500)
Net Cash Provided by Financing Activities	87,550	66,600
Net Change in Cash and Cash Equivalents	(1,799)	(56,460)
Cash and Cash Equivalents - Beginning of Period	2,946	58,383
Cash and Cash Equivalents - End of Period	$1,147	$1,923

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2017, our consolidated results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016.  The consolidated results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our Class A members are eleven customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.7 million as of June 30, 2017 and December 31, 2016.  The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$58,650	$58,650	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	111,904	—	—	—
Unrestricted investments and other (3)	265	—	265	—
Derivatives - gas and power (4)	549	549	—	—
Total Financial Assets	$171,368	$59,199	$265	$—

Derivatives - gas and power (4)	$89	$89	$—	$—
Total Financial Liabilities	$89	$89	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$48,142	$48,142	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	111,013	—	—	—
Unrestricted investments and other (3)	247	—	247	—
Derivatives - gas and power (4)	6,968	4,874	2,094	—
Total Financial Assets	$166,370	$53,016	$2,341	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4 below.
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

Excluding contracts accounted for as normal purchase/normal sale, we had the following outstanding derivative instruments:

		As of	As of
		June 30, 2017	December 31, 2016
Commodity	Unit of Measure	Quantity	Quantity
Natural Gas	MMBTU	16,970,000	14,250,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of June 30,	As of December 31,
	Balance Sheet Location	2017	2016
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$549	$6,968
Total derivatives in an asset position		$549	$6,968

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$89	$-
Total derivatives in a liability position		$89	$-

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Six Months Ended June 30, 2017 and 2016

				Amount of Gain		Amount of Gain
	Amount of Gain		Location of	(Loss) Reclassified		(Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory		from Regulatory
	in Regulatory		Reclassified	Asset/Liability		Asset/Liability
	Asset/Liability for		from Regulatory	into Income for		into Income for
Derivatives Accounted for	Derivatives as of		Asset/Liability	the Three Months		the Six Months
Utilizing Regulatory Accounting	June 30,		into Income	Ended June 30,		Ended June 30,
	2017	2016		2017	2016	2017	2016
	(in thousands)			(in thousands)		(in thousands)
Natural gas futures contracts	$656	$2,093	Fuel	$(867)	$(1,475)	$(999)	$(2,498)
Total	$656	$2,093		$(867)	$(1,475)	$(999)	$(2,498)

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

4.	Investments

Investments were as follows as of June 30, 2017 and December 31, 2016:

			Gross	Gross
			Unrealized	Unrealized	Fair	Carrying
Description	Designation	Cost	Gains	Losses	Value	Value
		(in thousands)
June 30, 2017
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$53,668	$4,564	$—	$58,232	$58,232
Equity securities	Available for sale	73,990	37,914	—	111,904	111,904
Cash and other	Available for sale	418	—	—	418	418
Total Nuclear Decommissioning Trust		$128,076	$42,478	$—	$170,554	$170,554

Lease Deposits (2)
Government obligations	Held to maturity	$105,278	$1,841	$—	$107,119	$105,278
Total Lease Deposits		$105,278	$1,841	$—	$107,119	$105,278

Unrestricted investments
Government obligations	Held to maturity	$2,340	$—	$(8)	$2,332	$2,340
Debt securities	Held to maturity	2,342	1	—	2,343	2,342
Total Unrestricted Investments		$4,682	$1	$(8)	$4,675	$4,682

Other
Equity securities	Trading	$199	$66	$—	$265	$265
Non-marketable equity investments	Equity	2,170	2,074	—	4,244	2,170
Total Other		$2,369	$2,140	$—	$4,509	$2,435
						$282,949
December 31, 2016
Nuclear decommissioning trust (1)
Debt securities	Available for sale	$44,086	$3,537	$—	$47,623	$47,623
Equity securities	Available for sale	75,332	35,958	(277)	111,013	111,013
Cash and other	Available for sale	519	—	—	519	519
Total Nuclear Decommissioning Trust		$119,937	$39,495	$(277)	$159,155	$159,155

Lease Deposits (2)
Government obligations	Held to maturity	$104,514	$2,948	$—	$107,462	$104,514
Total Lease Deposits		$104,514	$2,948	$—	$107,462	$104,514

Unrestricted investments
Government obligations	Held to maturity	$2,000	$1	$—	$2,001	$2,000
Debt securities	Held to maturity	2,210	6	—	2,216	2,210
Total Unrestricted Investments		$4,210	$7	$—	$4,217	$4,210

Other
Equity securities	Trading	$198	$49	$—	$247	$247
Non-marketable equity investments	Equity	2,142	2,012	—	4,154	2,142
Total Other		$2,340	$2,061	$—	$4,401	$2,389
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

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

Our investments by classification as of June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017		December 31, 2016
		Carrying		Carrying
Description	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Available for sale	$128,076	$170,554	$119,937	$159,155
Held to maturity	109,960	109,960	108,724	108,724
Equity	2,170	2,170	2,142	2,142
Trading	199	265	198	247
Total	$240,405	$282,949	$231,001	$270,268

Contractual maturities of debt securities as of June 30, 2017, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Available for sale (1)	$—	$—	$58,232	$—	$58,232
Held to maturity	43,268	66,692	—	—	109,960
Total	$43,268	$66,692	$58,232	$—	$168,192

(1)	The contractual maturities of available for sale debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

Wildcat Point Generation Facility

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled combined cycle generation facility, named Wildcat Point, in Cecil County, Maryland.  Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator.  While the facility was scheduled to become operational in mid-2017, based upon the most recent information available, we believe that Wildcat Point will achieve substantial completion in the fourth quarter of 2017.  WOPC, the EPC contractor, claims that the delay is associated with the incurrence of additional work and other matters, including alleged misrepresentation under the EPC contract, for which it will seek recovery, in whole or in part, from its subcontractors and us.  On May 24, 2017, WOPC filed a complaint against Alstom and us, in the United States District Court for the District of Maryland.  An amended complaint was filed on July 21, 2017, and Alstom and we have until August 21, 2017 to respond to the amended complaint.  See “Item 1 – Legal Proceedings.”  We believe that this complaint is without merit and we plan to vigorously defend this claim.  Further, we disagree that we have additional liability under the contract and therefore have not revised our estimated project cost of $834.3 million, before consideration of any liquidated damages which may be due to us as a result of the project delay.  We do not believe that any such delay in the substantial completion of the Wildcat Point facility, or any additional amounts associated with the delay, including PJM capacity delay charges, for which we may be ultimately responsible, are reasonably likely to have a material adverse effect on our results of operations or financial condition due to our ability to collect such amounts through rates charged to our member distribution cooperatives.  Even if we are ultimately responsible for additional costs, any such amounts may be offset in part by liquidated damages under the contract associated with WOPC’s delay in achieving substantial completion.

Through June 30, 2017, we capitalized construction costs related to Wildcat Point totaling $775.8 million, including $59.9 million of capitalized interest, offset by $11.4 million of liquidated damages.

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

Long-term Debt

On July 6, 2017, we issued $250.0 million of long-term debt in a private placement transaction.  The issuance consists of $250.0 million of 3.33% First Mortgage Bonds, 2017 Series A due December 1, 2037.

Revolving Credit Facility

We maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  The syndicated credit agreement associated with the facility was amended and restated on March 3, 2017, and commitments under this agreement extend until March 3, 2022.  As of June 30, 2017, we had outstanding under this facility, $239.6 million in borrowings and $12.2 million in letters of credit.  We utilized the proceeds of our July 6, 2017 debt issuance to repay the borrowings outstanding under this facility as of July 7, 2017.  As of December 31, 2016, we had outstanding under this facility, $152.0 million in borrowings and $5.2 million in letters of credit.

Limited Exception under Wholesale Power Contracts

We have a wholesale power contract with each of our member distribution cooperatives.  Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions.  One of the limited exceptions permits each of our member distribution cooperatives to receive up to the greater of 5% of its demand and associated energy or 5 MW and associated energy from owned generation or other suppliers.  If all of our member distribution cooperatives elected to utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 175 MW of demand and associated energy.  The following table summarizes the removal of load requirements under this exception since January 1, 2016.

Date	MW
January 1, 2016	9
May 1, 2016	60
June 1, 2017	65

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

North Anna Unit 3

In 2011, we decided not to participate in North Anna Unit 3, finalized our withdrawal as a participant in the project and transferred our interest to Virginia Power.  In 2011, we established a regulatory asset of $22.7 million for our early stage development costs incurred for North Anna Unit 3.  In 2015, we recovered 70% of these costs from Virginia Power and, with our board of directors’ approval, amortized the remaining balance in 2015.  On June 1, 2017, Virginia Power agreed to return the remaining balance of North Anna Unit 3 development costs that we incurred as part of the resolution of other regulatory matters with Virginia Power.  The remaining balance of North Anna Unit 3 development costs, including interest through May 2018, totals $11.6 million.  As of June 30, 2017, we recorded $6.9 million as amortization of regulatory asset/(liability), net, and $4.4 million as interest income on North Anna Unit 3 cost recovery on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital.  During the second quarter of 2017, we received a payment of $6.8 million and established a receivable for the remaining balance, which will continue to accrue interest.  Virginia Power agreed to pay the remaining balance in the second quarter of 2018.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers.  This update requires entities to recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  We supply power requirements (energy and demand) to our eleven member distribution cooperatives subject to substantially identical wholesale power contracts with each of them.  The revenues from these wholesale power contracts constituted at least 95% of our total revenues for the past three years.  We are in the process of evaluating our wholesale power and other contracts.  We have not identified any material impact to our recognition of revenue from the sale of power to our member distribution cooperatives, but are still completing our review of the wholesale power contracts as well as other contracts.  We plan to adopt this standard for the fiscal year beginning January 1, 2018.

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

Critical Accounting Policies

As of June 30, 2017, there have been no significant changes in our critical accounting policies as disclosed in our 2016 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results for the three and six months ended June 30, 2017, were primarily impacted by decreases in our total energy rate, changes in our member distribution cooperatives’ requirements for power, the dispatch of our generating facilities, our continued investment in Wildcat Point, and the return of North Anna Unit 3 development costs.

•

In 2016 and 2017, we implemented decreases to our total energy rate that contributed to the 13.7% and 16.8% decrease in the average cost of energy we charged to our member distribution cooperatives, for the three and six months ended June 30, 2017, respectively.  These decreases to our total energy rate also contributed to the $26.2 million decrease in our over-collected deferred energy balance.

•

Our energy sales in MWh to our member distribution cooperatives were 5.1% and 8.0% lower for the three and six months ended June 30, 2017, respectively.  We had decreases in our load requirements related to retail choice in Virginia and a limited exception provision in our wholesale power contract.  Additionally, we experienced milder weather during the first three months of 2017.

•

Clover generation decreased 36.7% and 44.2% for the three and six months ended June 30, 2017, respectively, due to PJM’s economic dispatch of the facility and reduced operational availability.  Our combustion turbine facilities generation decreased 30.6% for the six months ended June 30, 2017, due to PJM’s economic dispatch of the facilities.  These factors contributed to the $9.8 million, or 32.3%, decrease in fuel expense for the three months ended June 30, 2017, and the $26.4 million, or 40.9%, decrease for the six months ended June 30, 2017.

•	During the three and six months ended June 30, 2017, we capitalized $27.2 million and $59.9 million, respectively, of construction costs related to Wildcat Point.
•

On June 1, 2017, Virginia Power agreed to return the remaining balance of North Anna Unit 3 development costs that we incurred prior to our 2011 decision not to participate in North Anna Unit 3.  As of June 30, 2017, we recorded $11.3 million comprised of $6.9 million of amortization of regulatory asset/(liability), net, and $4.4 million of interest income on North Anna Unit 3 cost recovery.  During the second quarter of 2017, we received a payment of $6.8 million and established a receivable for the remaining balance.

Wildcat Point Generation Facility

We are currently constructing, and will be the sole owner of, an approximate 1,000 MW natural gas-fueled combined cycle generation facility, named Wildcat Point, in Cecil County, Maryland.  Wildcat Point's major equipment will consist of two Mitsubishi combustion turbines, two Alstom heat recovery steam generators, and one Alstom steam turbine generator.  While the facility was scheduled to become operational in mid-2017, based upon the most recent information available, we believe that Wildcat Point will achieve substantial completion in the fourth quarter of 2017.  WOPC, the EPC contractor, claims that the delay is associated with the incurrence of additional work and other matters, including alleged misrepresentation under the EPC contract, for which it will seek recovery, in whole or in part, from its subcontractors and us.  On May 24, 2017, WOPC filed a complaint against Alstom and us, in the United States District Court for the District of Maryland.  An amended complaint was filed on July 21, 2017, and Alstom and we have until August 21, 2017 to respond to the amended complaint.  See “Item 1 – Legal Proceedings.”  We believe that this complaint is without merit and we plan to vigorously defend this claim.  Further, we disagree that we have additional liability under the contract and therefore have not revised our estimated project cost of $834.3 million, before consideration of any liquidated damages which may be due to us as a result of the project delay.  We do not believe that any such delay in the substantial completion of the Wildcat Point facility, or any additional amounts associated with the delay, including PJM capacity delay charges, for which we may be ultimately responsible, are reasonably likely to have a material adverse effect on our results of operations or financial condition due to our ability to collect such amounts through rates charged to our member distribution cooperatives.  Even if we are ultimately responsible for additional costs, any such amounts may be offset in part by liquidated damages under the contract associated with WOPC’s delay in achieving substantial completion.

Through June 30, 2017, we capitalized construction costs related to Wildcat Point totaling $775.8 million, including $59.9 million of capitalized interest, offset by $11.4 million of liquidated damages.

Limited Exception under Wholesale Power Contracts

We have a wholesale power contract with each of our member distribution cooperatives.  Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions.  One of the limited exceptions permits each of our member distribution cooperatives to receive up to the greater of 5% of its demand and associated energy or 5 MW and associated energy from owned generation or other suppliers.  If all of our member distribution cooperatives elected to utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 175 MW of demand and associated energy.  The following table summarizes the removal of load requirements under this exception since January 1, 2016.

Date	MW
January 1, 2016	9
May 1, 2016	60
June 1, 2017	65

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

We may revise our budget at any time to the extent that our current budget does not accurately reflect our costs and expenses or estimates of our sales of power.  Increases or decreases in our budget automatically amend the energy and/or the demand components of our formula rate, as necessary.  The formula rate also permits us to adjust revenues from the member distribution cooperatives to equal our actual total demand costs.  We make these adjustments utilizing Margin Stabilization.  If at any time our board of directors determines that the formula does not meet all of our costs and expenses, it may adopt a new formula to meet those costs and expenses, subject to any necessary regulatory review and approval.

For the three and six months ended June 30, 2017, we recorded a reduction in operating revenues of $19.0 million and $37.0 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.  For the three and six months ended June 30, 2016, we recorded an increase in operating revenues of $0.9 million and a reduction in operating revenues of $2.2 million, respectively, utilizing Margin Stabilization, to produce a net margin equal to 20% of our actual total interest charges.  For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 of our 2016 Annual Report on Form 10-K.

Weather

Weather affects the demand for electricity.  Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively.  Mild weather generally reduces the demand because heating and air conditioning systems are operated less.  Weather also plays a role in the price of market energy through its effects on the market price for fuel, particularly natural gas.  Heating and cooling degree days are measurement tools used to quantify the need to utilize heating or cooling, respectively, for a building.  The heating and cooling degree days for the three and six months ended June 30, 2017, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Heating degree days	5	183	(97.3)%	1,637	2,087	(21.6)%
Cooling degree days	285	264	8.0%	285	264	8.0%

Power Supply Resources

We provide power to our members through a combination of our interests in Clover, a coal-fired generating facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and Rock Springs; diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	(in MWh and percentages)				(in MWh and percentages)
Generated:
Clover	405,759	15.9%	641,421	23.5%	758,830	13.3%	1,360,727	21.3%
North Anna	490,585	19.3	462,414	17.0	976,642	17.2	895,617	14.1
Louisa	65,201	2.6	88,559	3.2	90,129	1.6	152,779	2.4
Marsh Run	54,974	2.1	47,951	1.8	87,186	1.5	131,853	2.1
Rock Springs	46,286	1.8	37,554	1.4	46,286	0.8	37,570	0.6
Distributed Generation	162	—	57	—	188	—	103	—
Total Generated	1,062,967	41.7	1,277,956	46.9	1,959,261	34.4	2,578,649	40.5
Purchased:
Other than renewable:
Long-term and short-term	975,621	38.3	1,068,470	39.2	2,612,270	45.9	2,999,768	47.1
Spot market	325,369	12.8	216,738	8.0	685,699	12.1	384,446	6.0
Total Other than renewable	1,300,990	51.1	1,285,208	47.2	3,297,969	58.0	3,384,214	53.1
Renewable (1)	182,907	7.2	161,688	5.9	432,071	7.6	409,904	6.4
Total Purchased	1,483,897	58.3	1,446,896	53.1	3,730,040	65.6	3,794,118	59.5
Total Available Energy	2,546,864	100.0%	2,724,852	100.0%	5,689,301	100.0%	6,372,767	100.0%

(1)	Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

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

Operational Availability

The operational availability of our owned generating resources for the three and six months ended June 30, 2017 and 2016, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Clover	67.9%	78.9%	71.7%	84.4%
North Anna	100.0	94.9	99.6	90.3
Louisa	91.0	97.8	95.4	98.5
Marsh Run	99.5	93.5	99.5	96.6
Rock Springs	98.6	99.0	94.9	93.1

Capacity Factor

The output of Clover and North Anna, our baseload facilities, for the three and six months ended June 30, 2017 and 2016, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Clover	43.7%	67.9%	41.2%	72.2%
North Anna	102.4	96.5	102.5	92.1

Due to outages and economic dispatch by PJM, both units at Clover experienced reduced dispatch during the first six months of 2017.

Outages

The scheduled and unscheduled outages for Clover and North Anna for the three and six months ended June 30, 2017 and 2016, were as follows:

	Clover				North Anna
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in days)		(in days)		(in days)		(in days)
Scheduled	49.6	35.1	77.5	35.1	—	9.4	—	35.3
Unscheduled	8.8	3.3	24.7	21.9	—	—	1.4	—
Total	58.4	38.4	102.2	57.0	—	9.4	1.4	35.3

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues and energy sales in MWh by type of purchaser for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues (1)	$88,339	$107,737	$197,273	$257,709
Demand revenues	64,906	87,860	141,274	181,199
Total revenues from sales to member distribution cooperatives	153,245	195,597	338,547	438,908
Non-members (2)	3,662	3,552	8,139	16,700
Total operating revenues	$156,907	$199,149	$346,686	$455,608

Energy sales to:	(in MWh)		(in MWh)
Member distribution cooperatives	2,446,721	2,576,995	5,463,075	5,940,890
Non-members	91,165	122,958	212,277	379,225
Total energy sales	2,537,886	2,699,953	5,675,352	6,320,115

Average cost of energy to member distribution cooperatives (per MWh)	$36.10	$41.81	$36.11	$43.38
Average cost of demand to member distribution cooperatives (per MWh)	26.53	34.09	25.86	30.50
Average total cost to member distribution cooperatives (per MWh)	$62.63	$75.90	$61.97	$73.88

(1)

Includes sales of renewable energy credits of $3 thousand and $16 thousand for the three and six months ended June 30, 2017, respectively, and $1.0 million and $1.6 million for the three and six months ended June 30, 2016, respectively.

(2)

Includes sales of renewable energy credits of $0.6 million and $1.5 million for the three and six months ended June 30, 2017, respectively, and $0.3 million and $6.7 million for the three and six months ended June 30, 2016, respectively.

Member Distribution Cooperatives

For the three and six months ended June 30, 2017, total revenues from sales to our member distribution cooperatives were 21.7% and 22.9% lower, respectively, as compared to the same periods in 2016, due to the decrease in energy and demand revenues.  Energy revenues decreased $19.4 million, or 18.0%, and $60.4 million, or 23.5%, respectively, for the three and six months ended June 30, 2017, as compared to the same periods in 2016 due to the decrease in the average cost of energy sold to our member distribution cooperatives and the decrease in energy sales in MWh to our member distribution cooperatives.  The average cost of energy sold to our member distribution cooperatives decreased 13.7% and 16.8%, respectively, and the energy sales in MWh to our member distribution cooperatives decreased 5.1% and 8.0%, respectively.  The average cost of energy sold to our member distribution cooperatives was impacted by the rate decreases we implemented in 2016 and 2017 (see table below).  The decrease in the volume of energy sales was primarily a result of the reduction in our load requirements related to retail choice in Virginia and a limited exception provision in our wholesale power contract.  See “Retail Choice in Virginia” and “Limited Exception under Wholesale Power Contracts” above.  These two events resulted in a load reduction of 145,666 MWh and 411,750 MWh, respectively, for the three and six months ended June 30, 2017, as compared to the same periods in 2016.  Additionally, we experienced milder weather in the first three months of 2017.  Demand revenues decreased $23.0 million, or 26.1%, and $39.9 million, or 22.0%, respectively, for the three and six months ended June 30, 2017, as compared to the same periods in 2016 primarily due to decreases in transmission expense and capacity-related purchased power expense, and the recovery of North Anna Unit 3 development costs.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2016	(5.4)
April 1, 2016	(6.8)
September 1, 2016	(6.5)
January 1, 2017	(6.7)

Non-members

Revenues from sales to non-members were relatively flat for the three months ended June 30, 2017, as compared to the same period in 2016.  Revenues from sales to non-members for the six months ended June 30, 2017, decreased $8.6 million, or 51.3%, as compared to the same period in 2016, due to a $5.3 million decrease in revenue from sales of renewable energy credits and a $3.3 million decrease in revenue from sales of excess energy.  The decrease in revenue from sales of excess energy for the six months ended June 30, 2017, was primarily due to a 44.0% decrease in volume of excess energy sales.  We primarily sell excess energy to PJM at the prevailing market price at the time of sale.  Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, and changes in market conditions.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Fuel	$20,498	$30,266	$38,181	$64,588
Purchased power	80,729	80,999	202,845	220,281
Transmission	23,979	30,772	47,721	62,360
Deferred energy	(4,705)	8,869	(26,243)	10,414
Operations and maintenance	12,099	12,618	24,572	25,177
Administrative and general	11,309	10,156	22,439	20,795
Depreciation and amortization	11,340	11,630	22,683	23,168
Amortization of regulatory asset/(liability), net	(850)	646	(20)	77
Accretion of asset retirement obligations	1,257	1,211	2,512	2,421
Taxes, other than income taxes	2,087	2,098	4,191	4,219
Total Operating Expenses	$157,743	$189,265	$338,881	$433,500

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

Total operating expenses decreased $31.5 million, or 16.7%, and $94.6 million, or 21.8%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  The decrease for the three and six months ended June 30, 2017, was primarily due to decreases in deferred energy expense, fuel expense, and transmission expense.  For the six months ended June 30, 2017, the decrease was also due to the decrease in purchased power expense.

•

Deferred energy expense decreased $13.6 million and $36.7 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  For the three and six months ended June 30, 2017, we under-collected $4.7 million and $26.2 million, respectively.  For the three and six months ended June 30, 2016, we over-collected $8.9 million and $10.4 million, respectively.  Deferred energy expense represents the difference between energy revenues and energy expenses.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2016 Annual Report on Form 10-K.

•

Fuel expense decreased $9.8 million, or 32.3%, and $26.4 million, or 40.9%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  Clover generation decreased 36.7% and 44.2%, for the three and six months ended June 30, 2017, respectively, due to reduced operational availability as a result of additional outage days and PJM’s economic dispatch of the facility.  Our combustion turbine facilities generation decreased 30.6%, for the six months ended June 30, 2017, due to PJM’s economic dispatch of the facilities.

•

Transmission expense decreased $6.8 million, or 22.1%, and $14.6 million, or 23.5%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016, primarily due to decreases in PJM charges for network transmission services.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $17.4 million, or 7.9%, for the six months ended June 30, 2017, as compared to the same period in 2016.  Purchased capacity decreased $10.7 million for the six months ended June 30, 2017, as a result of decreased capacity charges by PJM.  Purchased energy decreased $6.7 million for the six months ended June 30, 2017, due the 1.8% decrease in the average cost of purchased energy and the 1.7% decrease in the volume of purchased energy.

Other Items

Investment Income

Investment income increased $5.4 million and $6.8 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily due to increased earnings on our nuclear decommissioning trust.

Interest Income on North Anna Unit 3 Cost Recovery

In 2011, we decided not to participate in North Anna Unit 3, finalized our withdrawal as a participant in the project and transferred our interest to Virginia Power.  In 2011, we established a regulatory asset of $22.7 million for our early stage development costs incurred for North Anna Unit 3.  In 2015, we recovered 70% of these costs from Virginia Power and, with our board of directors’ approval, amortized the remaining balance in 2015.  On June 1, 2017, Virginia Power agreed to return the remaining balance of North Anna Unit 3 development costs that we incurred as part of the resolution of other regulatory matters with Virginia Power.  The remaining balance of North Anna Unit 3 development costs, including interest through May 2018, totals $11.6 million.  As of June 30, 2017, we recorded $6.9 million as amortization of regulatory asset/(liability), net, and $4.4 million as interest income on North Anna Unit 3 cost recovery on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital.  During the second quarter of 2017, we received a payment of $6.8 million and established a receivable for the remaining balance, which will continue to accrue interest.  Virginia Power agreed to pay the remaining balance in the second quarter of 2018.

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Interest on long-term debt	$(13,790)	$(14,200)	$(27,572)	$(28,396)
Interest on revolving credit facility	(1,201)	(298)	(2,080)	(529)
Other interest	(240)	(278)	(419)	(613)
Total interest charges	(15,231)	(14,776)	(30,071)	(29,538)
Allowance for borrowed funds used during construction	8,904	7,435	17,500	13,832
Interest charges, net	$(6,327)	$(7,341)	$(12,571)	$(15,706)

Interest charges, net decreased $1.0 million, or 13.8%, and $3.1 million, or 20.0%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, due to the increase in allowance for borrowed funds used during construction (capitalized interest) related to Wildcat Point.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and six months ended June 30, 2017, as compared to the same periods in 2016.

Financial Condition

The principal changes in our financial condition from December 31, 2016 to June 30, 2017, were caused by the increases in revolving credit facility and construction work in progress, and decreases in accounts payable, and deferred energy.

•	Revolving credit facility increased $87.6 million due to outstanding borrowings under this facility, principally to fund construction of Wildcat Point.
•	Construction work in progress increased $73.1 million substantially due to expenditures related to Wildcat Point.
•	Accounts payable decreased $29.5 million primarily due to decreased payables for purchased power and construction.
•

Deferred energy decreased $26.2 million as a result of the under-collection of our energy costs in 2017.  The deferred energy balance was a liability of $13.8 million and $40.0 million as of June 30, 2017 and December 31, 2016, respectively.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first six months of 2017 and 2016, our operating activities provided cash flows of $4.6 million and $26.2 million, respectively.  Operating activities in 2017 were primarily impacted by the following:

•	Deferred energy changed $26.2 million due to the under-collection of our energy costs in 2017 as compared to the over-collection of energy costs in 2016; and

•	Current liabilities changed $12.6 million primarily due to the change in accounts payable.

Revolving Credit Facility

We maintain a $500.0 million revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  The syndicated credit agreement associated with the facility was amended and restated on March 3, 2017, and commitments under this agreement extend until March 3, 2022.  As of June 30, 2017, we had outstanding under this facility, $239.6 million in borrowings and $12.2 million in letters of credit.  We utilized the proceeds of our July 6, 2017 debt issuance to repay the borrowings outstanding under this facility as of July 7, 2017.  As of December 31, 2016, we had outstanding under this facility, $152.0 million in borrowings and $5.2 million in letters of credit.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and financings in the debt capital markets.  These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating facilities.

On July 6, 2017, we issued $250.0 million of long-term debt in a private placement transaction.  The issuance consists of $250.0 million of 3.33% First Mortgage Bonds, 2017 Series A due December 1, 2037.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2017.

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

Wildcat Point

Wildcat Point was scheduled to become operational in mid-2017; however, based upon the most recent information available, we believe that Wildcat Point will achieve substantial completion in the fourth quarter of 2017.  WOPC, the EPC contractor, claims that the delay is associated with the incurrence of additional work and other matters, including alleged misrepresentation under the EPC contract, for which it will seek recovery, in whole or in part, from its subcontractors and us.  On May 24, 2017, WOPC filed a complaint against Alstom and us, in the United States District Court for the District of Maryland.  An amended complaint was filed on July 21, 2017, and Alstom and we have until August 21, 2017 to respond to the amended complaint.  We have reviewed the asserted claims of WOPC and believe they are without merit.  We do not believe any liability is estimable or probable and intend to vigorously defend these claims.  If it is ultimately determined that we owe any such amounts to WOPC, the amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates to our member distribution cooperatives.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 9, 2017	/s/ Robert L. Kees
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