Form 10-K/A
period 2017-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2018-05-11
CIK 885568

V

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act (the “Exchange Act”).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Documents incorporated by reference: NONE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), which Old Dominion Electric Cooperative (“ODEC”) originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018.  This Amendment is being filed solely to amend and replace Item 11 of the Form 10-K, which inadvertently omitted the pay ratio disclosure required under Item 402(u) of Regulation S-K.

Except as described above, this Amendment does not modify, amend, or update any other disclosures or information presented in the Form 10-K, and this Amendment does not reflect events occurring after the filing of the Form 10-K.  Accordingly, this Amendment should be read in conjunction with the Form 10-K and ODEC’s filings with the SEC that were made after the Form 10-K was filed.

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

J. William Andrew, Jr., Chair
Paul H. Brown
Earl C. Currin, Jr.
Kent D. Farmer
Fred C. Garber.
John C. Lee, Jr.

CEO Pay Ratio

The annual total compensation of Mr. Jackson E. Reasor, our President and CEO, was $707,998 in 2017, as reflected in the Summary Compensation Table above.  Based on reasonable estimates, the median annual total compensation of all of our employees, excluding our President and CEO, was $149,974 for 2017.  Accordingly, for 2017, the ratio of the annual total compensation of our President and CEO to the median of the annual total compensation of all of our other employees was 4.72 to 1.

We identified our median employee based on salary earned in 2017 by each individual who was employed by us on November 15, 2017. We annualized the salary of all permanent employees who were not employed through the entire year.  After identifying an initial median employee, we determined that this employee’s compensation had anomalous compensation characteristics in that the employee had not yet vested in the pension plan and such characteristics would increase the pay ratio.  As a result, we substituted this employee for another employee with substantially similar compensation based on salary earned in 2017.

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

†31.1 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-(14)a

31.2 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-(14)a

31.3 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-(14)a

†32 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350

+101.INS XBRL Instance Document

+101.SCH XBRL Taxonomy Extension Schema Document

+101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

+101.LAB XBRL Taxonomy Extension Label Linkbase Document

+101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

+101.DEF XBRL Taxonomy Extension Definition Linkbase Document

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

***	This agreement is substantially similar in all material respects to the wholesale power contracts of our other member distribution cooperatives.
†	Previously furnished with the Registrant’s Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018.
+	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2017, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on May 7, 2018.

Old Dominion Electric Cooperative Registrant

By:	/s/ Robert L. Kees
Robert L. Kees
Senior Vice President and Chief Financial Officer

Date: May 11, 2018