Form 10-Q
period 2018-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2018-11-13
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC

Alstom	Alstom Power, Inc.

Bear Island	Bear Island Paper WB LLC

Clover	Clover Power Station

CO2	Carbon dioxide

EPRS	Essential Power Rock Springs, LLC

EPC	Engineering, procurement, and construction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States

Mitsubishi	Mitsubishi Hitachi Power Systems Americas, Inc.

MW	Megawatt(s)

MWh	Megawatt hour(s)

North Anna	North Anna Nuclear Power Station

North Anna Unit 3	A potential additional nuclear-powered generating unit at North Anna

ODEC, We, Our, Us	Old Dominion Electric Cooperative

PJM	PJM Interconnection, LLC

REC	Rappahannock Electric Cooperative

RTO	Regional transmission organization

TEC	TEC Trading, Inc.

Virginia Power	Virginia Electric and Power Company

Wildcat Point	Wildcat Point Generation Facility

WOPC	White Oak Power Constructors

XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,447,398	$1,754,236
Less accumulated depreciation	(853,599)	(891,701)
Net Property, plant, and equipment	1,593,799	862,535
Nuclear fuel, at amortized cost	17,911	18,089
Construction work in progress	33,888	822,667
Net Electric Plant	1,645,598	1,703,291
Investments:
Nuclear decommissioning trust	191,223	183,681
Lease deposits	32,653	106,812
Unrestricted investments and other	7,179	7,009
Total Investments	231,055	297,502
Current Assets:
Cash and cash equivalents	71,447	4,084
Restricted cash and cash equivalents	14,200	—
Accounts receivable	11,660	10,379
Accounts receivable–members	84,180	83,133
Fuel, materials, and supplies	45,423	52,766
Deferred energy	21,755	3,669
Prepayments and other	4,835	5,274
Total Current Assets	253,500	159,305
Deferred Charges:
Regulatory assets	39,331	45,284
Other	4,279	3,780
Total Deferred Charges	43,610	49,064
Total Assets	$2,173,763	$2,209,162
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$425,362	$415,384
Non-controlling interest	5,756	5,744
Total Patronage capital and Non-controlling interest	431,118	421,128
Long-term debt	1,198,799	1,198,396
Revolving credit facility	—	43,400
Total Long-term debt and Revolving credit facility	1,198,799	1,241,796
Total Capitalization	1,629,917	1,662,924
Current Liabilities:
Long-term debt due within one year	40,792	40,792
Accounts payable	111,828	92,259
Accounts payable–members	52,175	59,064
Accrued expenses	25,092	6,391
Regulatory liability–revenue deferral	3,750	15,000
Obligations under long-term lease	32,200	103,683
Total Current Liabilities	265,837	317,189
Deferred Credits and Other Liabilities:
Asset retirement obligations	129,162	126,470
Regulatory liabilities	148,414	101,237
Other	433	1,342
Total Deferred Credits and Other Liabilities	278,009	229,049
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,173,763	$2,209,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Operating Revenues	$257,586	$193,425	$712,247	$540,111
Operating Expenses:
Fuel	65,134	32,309	147,573	70,490
Purchased power	71,059	90,185	299,645	293,030
Transmission	39,916	24,280	105,145	72,001
Deferred energy	17,482	(2,408)	(18,086)	(28,651)
Operations and maintenance	15,236	12,753	48,236	37,325
Administrative and general	11,593	10,769	34,848	33,208
Depreciation and amortization	17,057	11,357	45,818	34,040
Amortization of regulatory asset/liability, net	(2,816)	1,021	(7,457)	1,001
Accretion of asset retirement obligations	1,330	1,257	3,991	3,769
Taxes, other than income taxes	2,597	2,089	7,315	6,280
Total Operating Expenses	238,588	183,612	667,028	522,493
Operating Margin	18,998	9,813	45,219	17,618
Other expense, net	(689)	(934)	(2,962)	(2,838)
Investment income	1,949	1,731	6,470	10,000
Interest income on North Anna Unit 3 cost recovery	—	85	141	4,512
Interest charges, net	(16,862)	(7,434)	(38,874)	(20,005)
Income taxes	—	(1)	(4)	(3)
Net Margin including Non-controlling interest	3,396	3,260	9,990	9,284
Non-controlling interest	—	(2)	(12)	(11)
Net Margin attributable to ODEC	3,396	3,258	9,978	9,273
Patronage Capital - Beginning of Period	421,966	408,872	415,384	402,857
Patronage Capital - End of Period	$425,362	$412,130	$425,362	$412,130

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$9,990	$9,284
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	45,818	34,040
Other non-cash charges	13,820	14,153
Amortization of lease obligations	4,468	5,064
Interest on lease deposits	(1,671)	(2,274)
Change in current assets	4,613	10,752
Change in deferred energy	(18,086)	(28,651)
Change in current liabilities	10,638	23,457
Change in regulatory assets and liabilities	(2,364)	4,973
Change in deferred charges-other and deferred credits and other liabilities-other	(2,285)	262
Net Cash Provided by Operating Activities	64,941	71,060
Investing Activities:
Purchases of held to maturity securities	(362)	(2,763)
Proceeds from sale of held to maturity securities	76,137	3,064
Increase in other investments	(6,116)	(9,822)
Electric plant additions	(48,431)	(120,939)
Proceeds from sale of asset	115,000	—
Net Cash Provided by/(Used for) Investing Activities	136,228	(130,460)
Financing Activities:
Issuance of long-term debt	—	250,000
Debt issuance costs	(255)	(1,386)
Payment of obligation under long-term lease	(75,951)	—
Draws on revolving credit facility	372,950	312,500
Repayments on revolving credit facility	(416,350)	(464,500)
Net Cash (Used for)/Provided by Financing Activities	(119,606)	96,614
Net Change in Cash and Cash Equivalents and Restricted Cash and Cash Equivalents	81,563	37,214
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - Beginning of Period	4,084	2,946
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - End of Period	$85,647	$40,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2018, our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017.  The consolidated results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.8 million as of September 30, 2018, and $5.7 million as of December 31, 2017.  The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$58,725	$58,725	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	132,498	—	—	—
Unrestricted investments and other (3)	423	—	423	—
Derivatives - gas and power (4)	986	168	818	—
Total Financial Assets	$192,632	$58,893	$1,241	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$59,723	$59,723	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	123,958	—	—	—
Unrestricted investments and other (3)	308	—	308	—
Total Financial Assets	$183,989	$59,723	$308	$—

Derivatives - gas and power (4)	$1,034	$975	$59	$—
Total Financial Liabilities	$1,034	$975	$59	$—

(1)	For additional information about our nuclear decommissioning trust see Note 4—Investments below.
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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of September 30,	As of December 31,
Commodity	Unit of Measure	2018	2017
Natural gas	MMBTU	33,500,000	23,700,000

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of September 30,	As of December 31,
	Balance Sheet Location	2018	2017
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$986	$—
Total derivatives in an asset position		$986	$—

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$—	$1,034
Total derivatives in a liability position		$—	$1,034

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine Months Ended September 30, 2018 and 2017

				Amount of Gain		Amount of Gain
	Amount of Gain		Location of	(Loss) Reclassified		(Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory		from Regulatory
	in Regulatory		Reclassified	Asset/Liability		Asset/Liability
Derivatives	Asset/Liability for		from Regulatory	into Income for		into Income for
Accounted for Utilizing	Derivatives as of		Asset/Liability	the Three Months		the Nine Months
Regulatory Accounting	September 30,		into Income	Ended September 30,		Ended September 30,
	2018	2017		2018	2017	2018	2017
	(in thousands)			(in thousands)
Natural gas futures contracts	$1,032	$1,123	Fuel	$980	$(129)	$(130)	$870
Total	$1,032	$1,123		$980	$(129)	$(130)	$870

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

4.	Investments

Investments were as follows as of September 30, 2018 and December 31, 2017:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
September 30, 2018
Nuclear decommissioning trust (1)
Debt securities	$55,607	$2,950	$—	$58,557	$58,557
Equity securities	82,778	51,058	(1,338)	132,498	132,498
Cash and other	168	—	—	168	168
Total Nuclear Decommissioning Trust	$138,553	$54,008	$(1,338)	$191,223	$191,223

Lease Deposits (2)
Government obligations	$32,653	$37	$—	$32,690	$32,653
Total Lease Deposits	$32,653	$37	$—	$32,690	$32,653

Unrestricted investments
Government obligations	$2,350	$—	$(3)	$2,347	$2,350
Debt securities	2,272	—	(2)	2,270	2,272
Total Unrestricted Investments	$4,622	$—	$(5)	$4,617	$4,622

Other
Equity securities	$318	$105	$—	$423	$423
Non-marketable equity investments	2,134	2,156	—	4,290	2,134
Total Other	$2,452	$2,261	$—	$4,713	$2,557
					$231,055

December 31, 2017
Nuclear decommissioning trust (1)
Debt securities	$54,375	$5,029	$—	$59,404	$59,404
Equity securities	77,838	46,474	(354)	123,958	123,958
Cash and other	319	—	—	319	319
Total Nuclear Decommissioning Trust	$132,532	$51,503	$(354)	$183,681	$183,681

Lease Deposits (2)
Government obligations	$106,812	$776	$—	$107,588	$106,812
Total Lease Deposits	$106,812	$776	$—	$107,588	$106,812

Unrestricted investments
Government obligations	$2,344	$—	$(13)	$2,331	$2,344
Debt securities	2,217	—	(3)	2,214	2,217
Total Unrestricted Investments	$4,561	$—	$(16)	$4,545	$4,561

Other
Equity securities	$223	$85	$—	$308	$308
Non-marketable equity investments	2,140	2,066	—	4,206	2,140
Total Other	$2,363	$2,151	$—	$4,514	$2,448
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

(2)	Investments in lease deposits are restricted for the use of funding our future lease obligations. See Note 8 of the Notes to Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

Contractual maturities of debt securities as of September 30, 2018, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$58,557	$—	$58,557
Held to maturity	37,035	240	—	—	37,275
Total	$37,035	$240	$58,557	$—	$95,832

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

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

Through September 30, 2018, we capitalized construction costs related to Wildcat Point totaling $842.4 million, which includes $88.4 million of capitalized interest and is offset by $53.2 million of liquidated damages.

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate in order to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us.  On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing.  On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures.  On April 13, 2015, we received an initial decision from the hearing judge.  On January 19, 2017, FERC issued its order on the hearing judge's initial decision.  On February 21, 2017, we submitted our compliance filing, revising the formula rate as we previously suggested and FERC directed in the January 19, 2017 order.  Additionally, on February 21, 2017, Bear Island filed a request for rehearing.  On March 22, 2017, FERC issued an order granting rehearing of its initial order for the limited purpose of FERC's further consideration of the matter.  On March 22, 2018, FERC issued an order denying Bear Island's request for rehearing and accepted our February 21, 2017 compliance filing that revised the formula rate as directed by FERC's January 19, 2017 order.  We filed a refund report with FERC on April 23, 2018, that calculated the difference between rates charged under our rate schedule since January 1, 2014, and rates that would have been charged under the revised rate schedule submitted in our February 21, 2017 compliance filing.  On July 24, 2018, FERC accepted the refund report, which resulted in a reallocation of costs among our member distribution cooperatives and did not result in any change to our total operating revenues.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until March 3, 2023.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through March 3, 2023.  As of September 30, 2018, we had no borrowings and $2.5 million in letters of credit outstanding under this facility.  As of December 31, 2017, we had $43.4 million in borrowings and $12.0 million in letters of credit outstanding under this facility.

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

Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheet that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

	As of September 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$71,447	$40,160
Restricted cash and cash equivalents	14,200	—
	$85,647	$40,160

Restricted cash and cash equivalents relates to funds held in escrow for payments to Mitsubishi for Wildcat Point.

Sale of Rock Springs Combustion Turbine Facility

On September 14, 2018, we sold our interest in Rock Springs and related assets to EPRS for $115 million.  Prior to the sale, we and EPRS had each individually owned two natural gas-fired combustion turbine units and a 50% undivided interest in related common facilities at Rock Springs.  The transaction resulted in a gain of $42.7 million, which our board of directors approved to defer as a regulatory liability to be amortized over future periods.

6.	New Accounting Pronouncements

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

Our operating revenues for the three and nine months ended September 30, 2018, were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$230,408	$657,521
Renewable energy credit sales to member distribution cooperatives	2	14
Total sales to member distribution cooperatives	$230,410	$657,535

Non-members
Sales to non-members, excluding renewable energy credit sales	$24,791	$51,762
Renewable energy credit sales to non-members	2,385	2,950
Total sales to non-members	$27,176	$54,712

Total operating revenues	$257,586	$712,247

In January 2016, the FASB issued Accounting Standards Update 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities. This update retained the current framework for accounting for financial instruments in GAAP but made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted this update during 2018. The update requires us to measure equity investments at fair value and recognize any changes in fair value in net margin.  We account for certain revenues and expenses as a rate-regulated entity in accordance with Accounting for Regulated Operations.  With approval from our board of directors, changes in fair value of certain equity investments are recognized as a change in our regulatory liability account on our Condensed Consolidated Balance Sheet.  See Note 4—Investments above.

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases (Subtopic 835-30).  This update revised accounting guidance for the recognition, measurement, presentation and disclosure of leasing arrangements.  The update requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease.  In addition, lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements.  In July 2018, the FASB issued Accounting Standards Update 2018-11 Leases (Topic 842): Targeted Improvements, which provides an adoption method that would allow companies to apply the new guidance to the financial statements in the period of adoption and thereafter, and not apply the new guidance to comparative periods presented.  We are in the process of finalizing our review of the impact of the new accounting guidance related to leases on our financial statements and related disclosure, as well as determining which practical expedients we plan to utilize.  We plan to adopt this standard for the fiscal year beginning January 1, 2019.

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

Critical Accounting Policies

As of September 30, 2018, there have been no significant changes in our critical accounting policies as disclosed in our 2017 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results for the three and nine months ended September 30, 2018, were primarily impacted by the commercial operation of Wildcat Point, and weather that resulted in increases in our member distribution cooperatives’ requirements for power and the dispatch of our generating facilities.  Additionally, in 2018 we increased our total energy rate and completed the sale of our Rock Springs combustion turbine facility.

•

Wildcat Point, which achieved commercial operation and was available for dispatch by PJM on April 17, 2018, generated over 1,331,000 MWh in the third quarter of 2018 and over 2,286,000 MWh for the nine months ended September 30, 2018, resulting in increased fuel expense.  Once commercial operation was achieved, we began recognizing expenses related to operations and maintenance, administrative and general, depreciation, and interest charges.

•

Generation from our combustion turbine facilities increased 22.1% and 89.8%, respectively, for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due to PJM’s economic dispatch of these facilities, which resulted in increased fuel expense.

•

Due to the increased generation from our owned generating facilities, our non-member sales increased for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, and our purchased power costs decreased for the three months ended September 30, 2018, as compared to the same period in 2017.

•

Our revenues from sales to our member distribution cooperatives increased 25.3% and 25.9%, respectively, for the three and nine months ended September 30, 2018, as compared to the same periods in 2017.  Demand revenues increased 35.7% and 31.6%, respectively, primarily due to the increase in transmission expense and recognition of Wildcat Point-related expenses.  Energy revenues increased 18.1% and 21.8%, respectively, due to the increase in the average cost of energy sold to our member distribution cooperatives and an increase in energy sales in MWh to our member distribution cooperatives.  The average cost of energy sold to our member distribution cooperatives increased 15.3% and 13.7%, respectively, due to the total energy rate increases implemented in 2018.  Energy sales in MWh to our member distribution cooperatives increased 2.5% and 7.1%, respectively.  Absent the impact of the removal of load under the limited exception under wholesale power contracts as described below, beginning May 1, 2018, our energy sales in MWh would have increased 5.5% and 8.9%, respectively.

•

As a result of higher costs, we under-collected energy costs by $52.3 million in the first quarter of 2018.  As of March 31, 2018, our deferred energy balance was $55.9 million under-collected.  To address the under-collection, we increased our total energy rate 3.7% effective April 1, 2018.  As of September 30, 2018, our deferred energy balance was $21.8 million under-collected.

•

On June 14, 2018, we entered into an asset purchase agreement for EPRS’ purchase of our interest in Rock Springs and related assets for $115 million, and this transaction closed on September 14, 2018.  We utilized a portion of the funds to repay outstanding borrowings under our revolving credit facility.  The sale of Rock Springs resulted in a gain of $42.7 million, which our board of directors approved to defer as a regulatory liability.  See “Factors Affecting Results—Generating Facilities—Sale of Rock Springs Combustion Turbine Facility.”

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

The rates we charge our member distribution cooperatives for sales of energy and demand are determined by a formula rate accepted by FERC.  On December 2, 2013, FERC accepted our formula rate effective January 1, 2014, subject to refund, and established hearing and settlement procedures.  On January 19, 2017, FERC directed us to submit a compliance filing making certain revisions to the formula rate.  These revisions to the formula rate did not change our overall revenue requirements.  On March 22, 2018, FERC accepted our compliance filing and required us to file a refund report to calculate the difference between rates charged under our rate schedule since January 1, 2014, and rates that would have been charged under the revised rate schedule submitted in our compliance filing.  On July 24, 2018, FERC accepted the refund report, which resulted in a reallocation of costs among our member distribution cooperatives and did not result in any change to our operating revenues.  See “FERC Proceeding Related to Formula Rate” in “Legal Proceedings” in Part II, Item 1.

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

As detailed in the table below, we utilized Margin Stabilization to increase revenues for the three months ended September 30, 2018, and to decrease revenues for the three months ended September 30, 2017 and the nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Margin Stabilization adjustment	$(3,130)	$12,871	$11,941	$49,892

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 of our 2017 Annual Report on Form 10-K.

On November 7, 2017, our board of directors approved an additional equity contribution of $14.1 million and declared a patronage capital retirement of $14.1 million, which was paid on April 2, 2018.

Weather

Weather affects the demand for electricity.  Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively.  Mild weather generally reduces the demand because heating and air conditioning systems are operated less.  Weather also plays a role in the price of energy through its effects on the market price for fuel, particularly natural gas.  Heating and cooling degree days are measurement tools used to quantify the need to utilize heating or cooling, respectively, for a building.  The heating and cooling degree days for the three and nine months ended September 30, 2018, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Heating degree days	—	—	—%	1,993	1,637	21.7%
Cooling degree days	1,058	897	17.9	1,492	1,182	26.2

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a combined cycle generation facility; Clover, a coal-fired generation facility; North Anna, a nuclear power station; our three combustion turbine facilities – Louisa, Marsh Run, and prior to September 14, 2018, Rock Springs; diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	(in MWh and percentages)
Generated:
Wildcat Point	1,331,437	36.1%	—	—%	2,286,185	21.9%	—	—%
Clover	482,001	13.1	543,468	17.0	1,244,644	11.9	1,302,298	14.6
North Anna	480,845	13.1	431,770	13.5	1,356,366	13.0	1,408,412	15.9
Louisa	202,072	5.5	79,779	2.5	449,539	4.3	169,908	1.9
Marsh Run	159,608	4.3	221,867	7.0	518,867	5.0	309,053	3.5
Rock Springs	125,414	3.4	97,285	3.1	212,957	2.0	143,571	1.6
Distributed Generation	802	—	350	—	1,410	—	538	—
Total Generated	2,782,179	75.5	1,374,519	43.1	6,069,968	58.1	3,333,780	37.5
Purchased:
Other than renewable:
Long-term and short-term	485,977	13.2	1,354,004	42.4	2,425,013	23.2	3,966,274	44.7
Spot market	286,016	7.7	357,639	11.2	1,381,633	13.3	1,043,338	11.7
Total Other than renewable	771,993	20.9	1,711,643	53.6	3,806,646	36.5	5,009,612	56.4
Renewable (1)	131,173	3.6	105,533	3.3	567,507	5.4	537,604	6.1
Total Purchased	903,166	24.5	1,817,176	56.9	4,374,153	41.9	5,547,216	62.5
Total Available Energy	3,685,345	100.0%	3,191,695	100.0%	10,444,121	100.0%	8,880,996	100.0%

(1)	Related to our contracts from renewable facilities from which we purchase renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch control of PJM.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2017 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three and nine months ended September 30, 2018 and 2017, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Wildcat Point (1)	93.4%	—%	87.0%	—%
Clover	92.1	90.0	80.7	77.9
North Anna	99.4	88.6	93.2	95.9
Louisa	100.0	87.7	96.8	92.8
Marsh Run	100.0	99.7	96.3	99.6
Rock Springs (2)	100.0	100.0	92.0	96.6
(1)	Wildcat Point achieved commercial operation on April 17, 2018, and was off-line from May 11, 2018 to May 28, 2018, for a scheduled outage.
(2)	Through September 14, 2018, the date our interest in Rock Springs and related assets was sold to EPRS.

Capacity Factor

The output of Wildcat Point, Clover, and North Anna for the three and nine months ended September 30, 2018 and 2017, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Wildcat Point (1)	63.0%	—%	59.5%	—%
Clover	51.5	57.5	44.7	46.7
North Anna	99.2	89.1	94.4	98.0
(1)	Wildcat Point achieved commercial operation on April 17, 2018, and was off-line from May 11, 2018 to May 28, 2018, for a scheduled outage.

Outages

The scheduled and unscheduled outages for Clover and North Anna for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Clover				North Anna
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in days)				(in days)
Scheduled	—	—	64.7	77.5	—	21.0	36.2	21.0
Unscheduled	14.6	18.3	41.1	43.0	1.2	—	1.2	1.4
Total	14.6	18.3	105.8	120.5	1.2	21.0	37.4	22.4

The outage days above for Clover and North Anna reflect the total number of outage days for the two units at Clover and the two units at North Anna.

Sale of Rock Springs Combustion Turbine Facility

On September 14, 2018, we sold our interest in Rock Springs and related assets to EPRS for $115 million.  Prior to the sale, we and EPRS had each individually owned two natural gas-fired combustion turbine units and a 50% undivided interest in related common facilities at Rock Springs.  The transaction resulted in a gain of $42.7 million, which our board of directors approved to defer as a regulatory liability and amortize over future periods.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues and energy sales in MWh by type of purchaser for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$128,102	$108,462	$372,332	$305,735
Demand revenues	102,308	75,416	285,203	216,690
Total revenues from sales to member distribution cooperatives	230,410	183,878	657,535	522,425
Non-members	27,176	9,547	54,712	17,686
Total operating revenues	$257,586	$193,425	$712,247	$540,111

Energy sales to:	(in MWh)
Member distribution cooperatives	3,077,665	3,003,796	9,069,385	8,466,871
Non-members	580,761	173,018	1,324,291	385,295
Total energy sales	3,658,426	3,176,814	10,393,676	8,852,166

Average cost of energy to member distribution cooperatives (per MWh)	$41.62	$36.11	$41.05	$36.11

Average total cost to member distribution cooperatives (per MWh)	$74.87	$61.22	$72.50	$61.70

Sales of power and renewable energy credits for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$230,408	$183,876	$657,521	$522,407
Renewable energy credit sales to member distribution cooperatives	2	2	14	18
Total sales to member distribution cooperatives	$230,410	$183,878	$657,535	$522,425

Non-members
Sales to non-members, excluding renewable energy credit sales	$24,791	$7,332	$51,762	$13,980
Renewable energy credit sales to non-members	2,385	2,215	2,950	3,706
Total sales to non-members	$27,176	$9,547	$54,712	$17,686

Member Distribution Cooperatives

For the three and nine months ended September 30, 2018, total revenues from sales to our member distribution cooperatives were 25.3% higher and 25.9% higher, respectively, as compared to the same periods in 2017, due to increases in demand and energy revenues.  Demand revenues increased $26.9 million, or 35.7%, and $68.5 million, or 31.6%, respectively, primarily due to the increase in transmission expense and recognition of Wildcat Point expenses related to operations and maintenance, administrative and general, depreciation, and interest charges.  Energy revenues increased $19.6 million, or 18.1%, and $66.6 million, or 21.8%, respectively, due to the increase in the average cost of energy sold to our member distribution cooperatives and an increase in energy sales in MWh to our member distribution cooperatives.  The average cost of energy sold to our member distribution cooperatives increased 15.3% and 13.7%, respectively, due to the 11.1% and 3.7% total energy rate increases we implemented January 1, 2018 and April 1, 2018, respectively.  The energy sales in MWh to our member distribution cooperatives increased 2.5% and 7.1%, respectively.  Absent the impact of the removal of load under the limited exception under wholesale power contracts beginning May 1, 2018, our energy sales in MWh would have increased 5.5% and 8.9%, respectively.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2017	(6.7)
January 1, 2018	11.1
April 1, 2018	3.7

Non-members

For the three and nine months ended September 30, 2018, revenues from sales to non-members increased $17.6 million and $37.0 million, respectively, as compared to the same periods in 2017.  We primarily sell excess energy to PJM at the prevailing market price at the time of sale.  Excess energy is the result of changes in our power supply resources, differences between actual and forecasted needs, and changes in market conditions.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Fuel	$65,134	$32,309	$147,573	$70,490
Purchased power	71,059	90,185	299,645	293,030
Transmission	39,916	24,280	105,145	72,001
Deferred energy	17,482	(2,408)	(18,086)	(28,651)
Operations and maintenance	15,236	12,753	48,236	37,325
Administrative and general	11,593	10,769	34,848	33,208
Depreciation and amortization	17,057	11,357	45,818	34,040
Amortization of regulatory asset/liability, net	(2,816)	1,021	(7,457)	1,001
Accretion of asset retirement obligations	1,330	1,257	3,991	3,769
Taxes, other than income taxes	2,597	2,089	7,315	6,280
Total Operating Expenses	$238,588	$183,612	$667,028	$522,493

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

Total operating expenses increased $55.0 million, or 29.9%, and $144.5 million, or 27.7%, respectively, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.  The increase for the three months ended September 30, 2018, was primarily due to increases in fuel, deferred energy, transmission, and depreciation and amortization, partially offset by the decrease in purchased power.  The increase for the nine months ended September 30, 2018, was primarily due to increases in fuel, transmission, depreciation and amortization, deferred energy, and operations and maintenance.

•

Fuel expense increased $32.8 million, or 101.6%, and $77.1 million, or 109.4%, respectively, for the three and nine months ended September 30, 2018, as compared to the same periods in 2017.  Wildcat Point achieved commercial operation on April 17, 2018, and generated 1,331,437 MWh in the third quarter of 2018 and 2,286,185 MWh year-to-date.  Additionally, generation from our combustion turbine facilities increased 22.1% and 89.8%, respectively, due to PJM’s economic dispatch of these facilities.

•

Transmission expense increased $15.6 million, or 64.4%, and $33.1 million, or 46.0%, respectively, for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to increases in PJM charges for network transmission services.

•

Depreciation and amortization increased $5.7 million, or 50.2%, and $11.8 million, or 34.6%, respectively, for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to depreciation expense related to Wildcat Point.

•

Deferred energy expense increased $19.9 million and $10.6 million for the three and nine months ended September 30, 2018, as compared to the same periods in 2017.  For the three months ended September 30, 2018 and 2017, we over-collected $17.5 million and under-collected $2.4 million, respectively.  For the nine months ended September 30, 2018 and 2017, we under-collected $18.1 million, and $28.7 million, respectively.  Deferred energy expense represents the difference between energy revenues and energy expenses.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2017 Annual Report on Form 10-K.

•

Operations and maintenance expense increased $10.9 million, or 29.2%, for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to Wildcat Point-related expenses.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $19.1 million, or 21.2%, for the three months ended September 30, 2018, as compared to the same period in 2017, due to the 50.3% decrease in the volume of purchased energy partially offset by the 60.8% increase in the average cost of purchased energy.

Other Items

Investment Income

Investment income decreased $3.5 million for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to decreased earnings on our nuclear decommissioning trust.

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

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest on long-term debt	$(15,553)	$(15,781)	$(46,656)	$(43,353)
Interest on revolving credit facility	(693)	(324)	(1,948)	(2,404)
Other interest	(738)	(189)	(1,286)	(608)
Total interest charges	(16,984)	(16,294)	(49,890)	(46,365)
Allowance for borrowed funds used during construction	122	8,860	11,016	26,360
Interest charges, net	$(16,862)	$(7,434)	$(38,874)	$(20,005)

Interest charges, net increased $9.4 million, and $18.9 million, respectively, for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, substantially due to the decrease in allowance for borrowed funds used during construction (capitalized interest) related to Wildcat Point.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and nine months ended September 30, 2018, as compared to the same periods in 2017.

Financial Condition

The principal changes in our financial condition from December 31, 2017 to September 30, 2018, were caused by increases in property, plant, and equipment, regulatory liabilities, accounts payable, accrued expenses, and deferred energy, and decreases in construction work in progress, lease deposits, obligations under long-term lease, and revolving credit facility.

•

Property, plant, and equipment increased $693.2 million, primarily due to the reclassification of Wildcat Point from construction work in progress, partially offset by the decrease related to the sale of our interest in Rock Springs and related assets.

•	Regulatory liabilities increased $47.2 million primarily due to the deferral of the gain on the sale of our interest in Rock Springs and related assets.
•	Accounts payable increased $19.6 million primarily due to increased construction-related payables.
•	Accrued expenses increased $18.7 million due to accrued interest on long-term debt and accrued property taxes.
•

Deferred energy increased $18.1 million as a result of the under-collection of our energy costs in 2018.  The deferred energy balance was an under-collection of $3.7 million and $21.8 million at December 31, 2017, and September 30, 2018, respectively.

•	Construction work in progress decreased $788.8 million primarily due to the reclassification of Wildcat Point to property, plant, and equipment.
•

Lease deposits and obligations under long-term lease decreased $74.2 million and $71.5 million, respectively, due to the payments related to the Clover lease.  For further discussion of the Clover lease, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Contingent Obligations—Clover Lease” in Item 7 of our 2017 Annual Report on Form 10-K.

•

Revolving credit facility decreased $43.4 million due to the repayment of outstanding borrowings under this facility using a portion of the proceeds from the sale of our interest in Rock Springs and related assets.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.  Additionally, in 2018, we had cash provided by the sale of an asset.

Operations

During the first nine months of 2018 and 2017, our operating activities provided cash flows of $64.9 million and $71.1 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until March 3, 2023.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through March 3, 2023.  As of September 30, 2018, we had no borrowings and $2.5 million in letters of credit outstanding under this facility.  As of December 31, 2017, we had $43.4 million in borrowings and $12.0 million in letters of credit outstanding under this facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2018.

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

OLD DOMINION ELECTRIC COOPERATIVE

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

FERC Proceeding Related to Formula Rate

On September 30, 2013, we filed with FERC to revise our cost-based formula rate in order to more closely align our cost recovery from our member distribution cooperatives with the methodologies used by PJM to allocate costs to us.  On November 8, 2013, Bear Island, a customer of REC, filed a motion to intervene, protest, and request for hearing.  On December 2, 2013, FERC issued its order accepting the proposed revisions for filing to become effective January 1, 2014, subject to refund, and establishing hearing and settlement procedures.  On April 13, 2015, we received an initial decision from the hearing judge.  On January 19, 2017, FERC issued its order on the hearing judge's initial decision.  On February 21, 2017, we submitted our compliance filing, revising the formula rate as we previously suggested and FERC directed in the January 19, 2017 order.  Additionally, on February 21, 2017, Bear Island filed a request for rehearing.  On March 22, 2017, FERC issued an order granting rehearing of its initial order for the limited purpose of FERC's further consideration of the matter.  On March 22, 2018, FERC issued an order denying Bear Island's request for rehearing and accepted our February 21, 2017 compliance filing that revised the formula rate as directed by FERC's January 19, 2017 order.  We filed a refund report with FERC on April 23, 2018, that calculated the difference between rates charged under our rate schedule since January 1, 2014, and rates that would have been charged under the revised rate schedule submitted in our February 21, 2017 compliance filing.  On July 24, 2018, FERC accepted the refund report which resulted in a reallocation of costs among our member distribution cooperatives and did not result in any change to our total operating revenues.

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

ITEM 5.  OTHER INFORMATION

CO2 Emissions Guidelines for Existing EGUs (“Clean Power Plan”)

On October 16, 2017, the EPA proposed a rule to repeal the Clean Power Plan, and on August 21, 2018, a replacement rule for the Clean Power Plan referred to as the Affordable Clean Energy rule was proposed.  We continue to monitor the rulemaking, and are utilizing stakeholder processes to provide comments.  We currently cannot predict the impact of the proposed Affordable Clean Energy rule on our existing facilities due to the uncertainties and complexities of the regulations and the unclear status of efforts to repeal the plan.  For further discussion of the Clean Power Plan, see “Regulation—Environmental—CO2 Emissions Guidelines for Existing EGUs (“Clean Power Plan”)” in Part I, Item 1 of our 2017 Annual Report on Form 10-K.  We will continue to follow the process closely.

Virginia CO2 Regulation

The governor of the Commonwealth of Virginia issued an executive directive on May 16, 2017, directing the Virginia Department of Environmental Quality to develop a proposed regulation by the end of 2017 to abate, control, or limit CO2 emissions from electric power facilities.  The proposed rule was presented to the Virginia Air Pollution Control Board for approval and was subsequently published in the Virginia Register of Regulations on January 8, 2018, with a 90-day public comment period.  After the comment period, a re-proposal of the regulation was made to the Virginia Air Pollution Control Board and on October 29, 2018, they approved the publication of the re-proposal in the Virginia Register of Regulations. Once the re-proposal is published, there will be a 30-day comment period.  For further discussion of the Virginia CO2 Regulation, see “Regulation—Environmental—Virginia CO2 Regulation” in Part I, Item 1 of our 2017 Annual Report on Form 10-K.  We will continue to follow the process closely.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 13, 2018	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)