Form 10-Q
period 2019-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2019-05-08
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: NONE

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC

Alstom	Alstom Power, Inc.

Clover	Clover Power Station

CO2	Carbon dioxide

EPRS	Essential Power Rock Springs, LLC

EPC	Engineering, procurement, and construction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States

Mitsubishi	Mitsubishi Hitachi Power Systems Americas, Inc.

MW	Megawatt(s)

MWh	Megawatt hour(s)

North Anna	North Anna Nuclear Power Station

ODEC, We, Our, Us	Old Dominion Electric Cooperative

PJM	PJM Interconnection, LLC

RGGI	Regional Greenhouse Gas Initiative

RTO	Regional transmission organization

TEC	TEC Trading, Inc.

VAPCB	Virginia Air Pollution Control Board

Virginia Power	Virginia Electric and Power Company

Wildcat Point	Wildcat Point Generation Facility

WOPC	White Oak Power Constructors

XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,460,403	$2,454,568
Less accumulated depreciation	(883,851)	(869,478)
Net Property, plant, and equipment	1,576,552	1,585,090
Nuclear fuel, at amortized cost	12,154	14,694
Construction work in progress	37,608	40,112
Net Electric Plant	1,626,314	1,639,896
Investments:
Nuclear decommissioning trust	190,685	173,951
Unrestricted investments and other	7,805	8,066
Total Investments	198,490	182,017
Current Assets:
Cash and cash equivalents	24,594	8,649
Restricted cash and cash equivalents	23,893	14,329
Accounts receivable	11,331	9,310
Accounts receivable–members	71,357	84,410
Fuel, materials, and supplies	61,009	54,494
Deferred energy	36,056	26,069
Prepayments and other	3,195	4,648
Total Current Assets	231,435	201,909
Deferred Charges:
Regulatory assets	36,702	38,016
Other	3,815	5,063
Total Deferred Charges	40,517	43,079
Total Assets	$2,096,756	$2,066,901
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$431,875	$428,663
Non-controlling interest	5,793	5,776
Total Patronage capital and Non-controlling interest	437,668	434,439
Long-term debt	1,158,269	1,158,141
Total Capitalization	1,595,937	1,592,580
Current Liabilities:
Long-term debt due within one year	40,792	40,792
Accounts payable	119,316	113,477
Accounts payable–members	55,367	57,549
Accrued expenses	21,891	5,997
Regulatory liability–deferral of gain on sale of asset	28,292	37,723
Total Current Liabilities	265,658	255,538
Deferred Credits and Other Liabilities:
Asset retirement obligations	131,872	130,488
Regulatory liabilities	102,383	87,300
Other	906	995
Total Deferred Credits and Other Liabilities	235,161	218,783
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,096,756	$2,066,901

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating Revenues	$240,779	$228,009
Operating Expenses:
Fuel	62,614	32,916
Purchased power	86,194	167,145
Transmission	41,518	33,146
Deferred energy	(9,987)	(52,272)
Operations and maintenance	18,477	13,401
Administrative and general	12,357	11,602
Depreciation and amortization	17,139	11,678
Amortization of regulatory asset/(liability), net	(9,360)	(2,803)
Accretion of asset retirement obligations	1,384	1,330
Taxes, other than income taxes	2,446	2,137
Total Operating Expenses	222,782	218,280
Operating Margin	17,997	9,729
Other income (expense), net	33	(1,217)
Investment income	1,173	1,845
Interest charges, net	(15,969)	(7,090)
Income taxes	(5)	(1)
Net Margin including Non-controlling interest	3,229	3,266
Non-controlling interest	(17)	(3)
Net Margin attributable to ODEC	3,212	3,263
Patronage Capital - Beginning of Period	428,663	415,384
Patronage Capital - End of Period	$431,875	$418,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$3,229	$3,266
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	17,139	11,678
Other non-cash charges	4,052	4,476
Amortization of lease obligations	—	1,825
Interest on lease deposits	—	(728)
Change in current assets	5,970	40,008
Change in deferred energy	(9,987)	(52,272)
Change in current liabilities	22,317	(505)
Change in regulatory assets and liabilities	(8,905)	(1,370)
Change in deferred charges-other and deferred credits and other liabilities-other	1,459	(87)
Net Cash Provided by Operating Activities	35,274	6,291
Investing Activities:
Purchases of held to maturity securities	—	(240)
Proceeds from sale of held to maturity securities	—	10,650
Increase in other investments	(645)	(1,755)
Electric plant additions	(8,863)	(30,995)
Net Cash Used for Investing Activities	(9,508)	(22,340)
Financing Activities:
Debt issuance costs	(257)	(255)
Draws on revolving credit facility	—	155,750
Repayments on revolving credit facility	—	(132,150)
Net Cash (Used for)/Provided by Financing Activities	(257)	23,345
Net Change in Cash and Cash Equivalents and Restricted Cash and Cash Equivalents	25,509	7,296
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - Beginning of Period	22,978	4,084
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - End of Period	$48,487	$11,380

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2019, our consolidated results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018.  The consolidated results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.8 million as of March 31, 2019, and December 31, 2018.  The income taxes reported on our Condensed Consolidated Statement of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$61,424	$61,424	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	129,261	—	—	—
Unrestricted investments and other (3)	93	—	93	—
Derivatives - gas and power (4)	1,801	1,481	—	320
Total Financial Assets	$192,579	$62,905	$93	$320

Derivatives - gas and power (4)	$695	$—	$695	$—
Total Financial Liabilities	$695	$—	$695	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$59,150	$59,150	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	114,801	—	—	—
Unrestricted investments and other (3)	394	—	394	—
Derivatives - gas and power (4)	784	—	784	—
Total Financial Assets	$175,129	$59,150	$1,178	$—

Derivatives - gas and power (4)	$591	$591	$—	$—
Total Financial Liabilities	$591	$591	$—	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 4—Investments below.
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
(4)

Derivatives - gas and power represent natural gas futures contracts (level 1 and 2) and financial transmission rights (level 3).  Level 1 are indexed against NYMEX.  Level 2 are valued by ACES using observable market inputs for similar transactions.  Level 3 are valued by ACES using unobservable market inputs, including situations where there is little market activity.  For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

We recorded the fair value of financial transmission rights (level 3) in 2019 and as of March 31, 2019, the fair value was $0.3 million.  Sensitivity in the market price of financial transmission rights could impact the fair value.  The unrealized gain (change in market value) was reported in regulatory liabilities in our Condensed Consolidated Balance Sheet as of March 31, 2019.

3.	Derivatives and Hedging

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation.  In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk.  To manage this exposure, we utilize derivative instruments.  See Note 1 of the Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability.  The change in these accounts is included in the operating activities section of our Condensed Consolidated Statements of Cash Flows.

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of March 31,	As of December 31,
Commodity	Unit of Measure	2019	2018
Natural gas	MMBTU	34,570,000	36,790,000
Purchased power - financial transmission rights	MWh	4,126,062	—

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of March 31,	As of December 31,
	Balance Sheet Location	2019	2018
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$1,481	$784
Financial transmission rights	Deferred charges-other	320	—
Total derivatives in an asset position		$1,801	$784

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$695	$591
Total derivatives in a liability position		$695	$591

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three Months Ended March 31, 2019 and 2018

				Amount of Gain
	Amount of Gain		Location of	(Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory
	in Regulatory		Reclassified	Asset/Liability
Derivatives	Asset/Liability for		from Regulatory	into Income for
Accounted for Utilizing	Derivatives as of		Asset/Liability	the Three Months
Regulatory Accounting	March 31,		into Income	Ended March 31,
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Natural gas futures contracts	$737	$(1,260)	Fuel	$(7,802)	$(804)
Purchased power	320	—	Purchased power	(3,365)	—
Total	$1,057	$(1,260)		$(11,167)	$(804)

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

4.	Investments

Investments were as follows as of March 31, 2019 and December 31, 2018:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
March 31, 2019
Nuclear decommissioning trust (1)
Debt securities	$56,511	$4,848	$—	$61,359	$61,359
Equity securities	83,935	48,304	(2,978)	129,261	129,261
Cash and other	65	—	—	65	65
Total Nuclear Decommissioning Trust	$140,511	$53,152	$(2,978)	$190,685	$190,685

Unrestricted investments
Government obligations	$4,949	$1	$—	$4,950	$4,949
Debt securities	595	—	—	595	595
Total Unrestricted Investments	$5,544	$1	$—	$5,545	$5,544

Other
Equity securities	$89	$4	$—	$93	$93
Non-marketable equity investments	2,168	2,180	—	4,348	2,168
Total Other	$2,257	$2,184	$—	$4,441	$2,261
					$198,490

December 31, 2018
Nuclear decommissioning trust (1)
Debt securities	$56,055	$2,955	$—	$59,010	$59,010
Equity securities	83,453	38,611	(7,264)	114,800	114,800
Cash and other	141	—	—	141	141
Total Nuclear Decommissioning Trust	$139,649	$41,566	$(7,264)	$173,951	$173,951

Unrestricted investments
Government obligations	$4,935	$—	$(5)	$4,930	$4,935
Debt securities	595	—	(2)	593	595
Total Unrestricted Investments	$5,530	$—	$(7)	$5,523	$5,530

Other
Equity securities	$347	$46	$—	$393	$393
Non-marketable equity investments	2,143	2,080	—	4,223	2,143
Total Other	$2,490	$2,126	$—	$4,616	$2,536
					$182,017

(1)

Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna.  See Note 3 of the Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.  Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or regulatory asset, respectively.

Contractual maturities of debt securities as of March 31, 2019, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$61,359	$—	$61,359
Held to maturity	5,544	—	—	—	5,544
Total	$5,544	$—	$61,359	$—	$66,903

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

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

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until March 1, 2024.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through March 1, 2024.  As of March 31, 2019 and December 31, 2018, we had no borrowings and a $2.5 million letter of credit outstanding under this facility.

Cash and Cash Equivalents

For purposes of our Condensed Consolidated Statements of Cash Flows, we consider all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$24,594	$747
Restricted cash and cash equivalents	23,893	10,633
Total	$48,487	$11,380

Restricted cash and cash equivalents relates to funds held in escrow for payments related to the construction of Wildcat Point.

Revenue Recognition

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

We sell excess purchased and generated energy to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  For the three months ended March 31, 2019 and 2018, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$234,325	$224,291
Renewable energy credit sales to member distribution cooperatives	14	11
Total sales to member distribution cooperatives	$234,339	$224,302

Non-members
Sales to non-members, excluding renewable energy credit sales	$6,252	$3,142
Renewable energy credit sales to non-members	188	565
Total sales to non-members	$6,440	$3,707

Total operating revenues	$240,779	$228,009

6.	New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases.  This update revised accounting guidance for the recognition, measurement, presentation and disclosure of leasing arrangements.  The update requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease.  In addition, lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements.  In July 2018, the FASB issued Accounting Standards Update 2018-11 Leases (Topic 842): Targeted Improvements, which provides an adoption method that would allow companies to apply the new guidance to the financial statements in the period of adoption and thereafter, and not apply the new guidance to comparative periods presented.  Effective January 1, 2019, we elected the adoption method provided by Accounting Standards Update 2018-11 and are not adjusting prior year comparative financial statements.  We also elected the package of practical expedients under the transition guidance which permits us not to reassess under the new standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under Topic 842.  Additionally, we elected the practical expedient related to land easements, allowing us to not reassess our current accounting treatment for existing agreements on land easements, which are not accounted for as leases.  Upon adoption of the new lease standard, we recognized right-of-use assets and offsetting lease liabilities totaling approximately $0.1 million.

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

Critical Accounting Policies

As of March 31, 2019, there have been no significant changes in our critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results for the three months ended March 31, 2019, were primarily impacted by the commercial operation of Wildcat Point, PJM’s economic dispatch of our generating facilities, and increases in deferred energy and transmission expenses.

•

Wildcat Point, which achieved commercial operation and was available for dispatch by PJM on April 17, 2018, generated 1,392,815 MWh in the first quarter of 2019 resulting in increased fuel expense, operations and maintenance expense, depreciation and amortization expense, and interest charges, net.  These cost increases, plus the increase in transmission expense, contributed to a 21.7% increase in our demand costs and consequently our demand revenues from our member distribution cooperatives.

•

Purchased power expense decreased $81.0 million, or 48.4%.  For the three months ended March 31, 2019, we provided 61.2% of our power needs through our owned generation, as compared to 31.5% for the same period in 2018, resulting in a decreased need for purchased power to meet the power needs of our member distribution cooperatives.

•

The increase in fuel expense related to the commercial operation of Wildcat Point was partially offset by decreased fuel expense related to Clover and our combustion turbine facilities.  Generation from Clover and our combustion turbine facilities decreased 74.3% and 32.2%, respectively, due to PJM’s economic dispatch of these facilities.

•	Deferred energy expense increased $42.3 million. We under-collected $10.0 million and $52.3 million for the three months ended March 31, 2019 and 2018, respectively.

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

Demand costs, which are primarily fixed costs, such as depreciation expense, interest expense, administrative and general expenses, capacity costs under power purchase contracts with third parties, transmission costs, margin requirements, and additional equity contributions approved by our board of directors, are recovered through our demand rates.  The formula rate allows us to change the actual demand rates we charge as our demand-related costs change, without FERC approval, with the exception of decommissioning cost, which is a fixed number in the formula rate that requires FERC approval prior to any adjustment.  FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula.  Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates.  We collect our total demand costs through the following three separate rates:

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Margin Stabilization adjustment	$9,779	$19,647

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 of our 2018 Annual Report on Form 10-K.

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

Heating and cooling degree days are measurement tools used to quantify the need to utilize heating or cooling, respectively, for a building.  Heating degree days are calculated as the number of degrees below 60 degrees in a single day.  Cooling degree days are calculated as the number of degrees above 65 degrees in a single day.  In a single calendar day, it is possible to have multiple heating degree and cooling degree days.  The heating and cooling degree days for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018	Change
Heating degree days	1,979	1,874	5.6%
Cooling degree days	—	—	—

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run, and prior to September 14, 2018, we also had Rock Springs); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019		2018
	(in MWh and percentages)
Generated:
Wildcat Point (1)	1,392,815	41.2%	—	—%
North Anna	401,387	11.9	430,539	12.1
Clover	116,089	3.4	452,094	12.8
Louisa	55,630	1.7	91,466	2.6
Marsh Run	102,809	3.0	139,897	3.9
Rock Springs (2)	—	—	2,327	0.1
Distributed Generation	297	—	476	—
Total Generated	2,069,027	61.2	1,116,799	31.5
Purchased:
Other than renewable:
Long-term and short-term	539,258	15.9	1,410,669	39.8
Spot market	546,966	16.2	766,772	21.6
Total Other than renewable	1,086,224	32.1	2,177,441	61.4
Renewable (3)	226,386	6.7	251,759	7.1
Total Purchased	1,312,610	38.8	2,429,200	68.5
Total Available Energy	3,381,637	100.0%	3,545,999	100.0%

(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	We sold our interest in Rock Springs and related assets on September 14, 2018.
(3)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch control of PJM.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2018 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three months ended March 31, 2019 and 2018, was as follows:

	Three Months Ended March 31,
	2019	2018
Wildcat Point (1)	98.4%	—%
North Anna	83.0	88.3
Clover	81.8	93.9
Louisa	98.5	99.7
Marsh Run	99.9	99.3
Rock Springs (2)	—	84.5
(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Rock Springs and related assets were sold on September 14, 2018.

Capacity Factor

The output of Wildcat Point, North Anna, and Clover, for the three months ended March 31, 2019 and 2018, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended March 31,
	2019	2018
Wildcat Point (1)	67.5%	—%
North Anna	84.7	90.9
Clover	13.6	49.2
(1)	Wildcat Point achieved commercial operation on April 17, 2018.

Sale of Rock Springs Combustion Turbine Facility

On September 14, 2018, we sold our interest in Rock Springs and related assets to EPRS for $115 million.  Prior to the sale, we and EPRS had each individually owned two natural gas-fired combustion turbine units and a 50% undivided interest in related common facilities at Rock Springs.  The transaction resulted in a gain of $42.7 million, which our board of directors approved to defer as a regulatory liability.  We amortized $5.0 million of the gain in 2018 and the remaining $37.7 million is being amortized ratably in 2019.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$130,220	$138,735
Demand revenues	104,119	85,567
Total revenues from sales to member distribution cooperatives	234,339	224,302
Non-members	6,440	3,707
Total operating revenues	$240,779	$228,009

Energy sales to:	(in MWh)
Member distribution cooperatives	3,169,638	3,457,036
Non-members	201,608	80,287
Total energy sales	3,371,246	3,537,323

Average cost of energy to member distribution cooperatives (per MWh)	$41.08	$40.13

Average total cost to member distribution cooperatives (per MWh)	$73.93	$64.88

Sales of power and renewable energy credits by type of purchaser for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$234,325	$224,291
Renewable energy credit sales to member distribution cooperatives	14	11
Total sales to member distribution cooperatives	$234,339	$224,302

Non-members
Sales to non-members, excluding renewable energy credit sales	$6,252	$3,142
Renewable energy credit sales to non-members	188	565
Total sales to non-members	$6,440	$3,707

Member Distribution Cooperatives

For the three months ended March 31, 2019, total revenues from sales to our member distribution cooperatives were 4.5% higher, as compared to the same period in 2018, due to the increase in demand revenues partially offset by the decrease in energy revenues.  Demand revenues increased $18.6 million, or 21.7%, primarily due to recognition of Wildcat Point expenses related to operations and maintenance, depreciation and amortization, and interest charges, net, and the increase in transmission expense; partially offset by the amortization of the deferred gain on the sale of Rock

Springs and related assets.  Energy revenues decreased $8.5 million, or 6.1%, due to the 8.3% decrease in energy sales in MWh to our member distribution cooperatives, slightly offset by the 2.4% increase in the average cost of energy sold to our member distribution cooperatives.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2018	11.1
April 1, 2018	3.7
January 1, 2019	(1.3)

Non-members

For the three months ended March 31, 2019, revenues from sales to non-members increased $2.7 million, as compared to the same period in 2018.  We primarily sell excess energy to PJM at the prevailing market price at the time of sale.  Excess energy is the result of changes in our power supply resources, differences between actual and forecasted needs, and changes in market conditions.

Operating Expenses

The following is a summary of the components of our operating expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fuel	$62,614	$32,916
Purchased power	86,194	167,145
Transmission	41,518	33,146
Deferred energy	(9,987)	(52,272)
Operations and maintenance	18,477	13,401
Administrative and general	12,357	11,602
Depreciation and amortization	17,139	11,678
Amortization of regulatory asset/(liability), net	(9,360)	(2,803)
Accretion of asset retirement obligations	1,384	1,330
Taxes, other than income taxes	2,446	2,137
Total Operating Expenses	$222,782	$218,280

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

Total operating expenses increased $4.5 million, or 2.1%, for the three months ended March 31, 2019, as compared to the same period in 2018.  The increase for the three months ended March 31, 2019, was primarily due to increases in deferred energy, fuel, transmission, depreciation and amortization, and operations and maintenance expenses; offset by decreases in purchased power expense and amortization of regulatory asset/(liability), net.

•

Deferred energy expense increased $42.3 million for the three months ended March 31, 2019, as compared to the same period in 2018.  For the three months ended March 31, 2019 and 2018, we under-collected $10.0 million and $52.3 million, respectively.  Deferred energy expense represents the difference between energy revenues and energy expenses.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2018 Annual Report on Form 10-K.

•

Fuel expense increased $29.7 million, or 90.2%, for the three months ended March 31, 2019, as compared to the same period in 2018.  Wildcat Point achieved commercial operation on April 17, 2018, and generated 1,392,815 MWh in the first quarter of 2019.  The increase in fuel expense related to the operation of Wildcat Point was partially offset by the decrease in fuel expense as a result of the 74.3% decrease in the generation from Clover and the 32.2% decrease in generation from our combustion turbine facilities, due to PJM’s economic dispatch of these facilities.

•

Transmission expense increased $8.4 million, or 25.3%, for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to increases in PJM charges for network transmission services.

•

Depreciation and amortization expense increased $5.5 million, or 46.8%, for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to depreciation expense related to Wildcat Point.

•	Operations and maintenance expense increased $5.1 million, or 37.9%, for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to Wildcat Point-related expenses.
•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $81.0 million, or 48.4%, for the three months ended March 31, 2019, as compared to the same period in 2018, due to the 46.0% decrease in the volume of purchased energy and the 9.3% decrease in the average cost of purchased energy.

•

Amortization of regulatory asset/(liability), net decreased $6.6 million.  In 2019, we amortized $9.4 million of the gain on sale of Rock Springs and related assets.  In 2018, we amortized $3.8 million of deferred revenue.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Interest on long-term debt	$(15,026)	$(15,554)
Interest on revolving credit facility	(150)	(601)
Other interest	(884)	(158)
Total interest charges	(16,060)	(16,313)
Allowance for borrowed funds used during construction	91	9,223
Interest charges, net	$(15,969)	$(7,090)

Interest charges, net increased $8.9 million, for the three months ended March 31, 2019, as compared to the same period in 2018, substantially due to the decrease in allowance for borrowed funds used during construction (capitalized interest) related to Wildcat Point.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three months ended March 31, 2019, as compared to the same period in 2018.

Financial Condition

The principal changes in our financial condition from December 31, 2018 to March 31, 2019, were caused by increases in nuclear decommissioning trust, accrued expenses, regulatory liabilities, and deferred energy, and decreases in accounts receivable–members and regulatory liability–deferral of gain on sale of asset.

•	Nuclear decommissioning trust increased $16.7 million, primarily due to the increase in the market value of our investments.
•	Accrued expenses increased $15.9 million, primarily due to accrued interest on long-term debt.
•	Regulatory liabilities increased $15.1 million primarily due to the increase in the regulatory liability related to unrealized gain on the North Anna nuclear decommissioning trust.
•

Deferred energy increased $10.0 million as a result of the under-collection of our energy costs in 2019.  The deferred energy balance was $26.1 million and $36.1 million at December 31, 2018 and March 31, 2019, respectively.

•

Accounts receivable–members decreased $13.1 million primarily due to $15.3 million credited to our member distribution cooperatives’ March 2019 wholesale power invoices for the 2018 Margin Stabilization adjustment.

•	Regulatory liability–deferral of gain on sale of asset decreased $9.4 million due to the amortization of the gain on the sale of Rock Springs and related assets.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first three months of 2019 and 2018, our operating activities provided cash flows of $35.3 million and $6.3 million, respectively.  Operating activities in 2019 were primarily impacted by the $22.3 million change in current liabilities, which was primarily due to the increase in accrued expenses.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until March 1, 2024.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through March 1, 2024.  As of March 31, 2019, and December 31, 2018, we had no borrowings and a $2.5 million letter of credit outstanding under this facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2019.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our 2018 Annual Report on Form 10-K, which could affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5.  OTHER INFORMATION

Virginia CO2 Regulation

On April 19, 2019, the VAPCB approved a regulation that would have reduced and limited CO2 emissions from large (greater than 25 MW) electric power generating facilities by linking Virginia to the RGGI CO2 cap and trade program.  RGGI provides for a cap-and-trade program to regulate CO2 emissions among participating northeastern and Mid-Atlantic States, including Delaware and Maryland.  On May 2, 2019, Virginia Governor Ralph Northam signed the state budget, which includes a provision inserted by the legislature that prohibits Virginia from making expenditures related to RGGI.  We believe this effectively bars Virginia from participating in RGGI without state legislative approval.  The regulation passed by the VAPCB would have been effective beginning January 1, 2020; however, with the Governor’s approval of the state budget, participation in RGGI by Virginia cannot occur until reconsideration by the Virginia legislature, which currently does not reconvene until January 2020.  There is still considerable uncertainty as to the impact on ODEC’s Virginia facilities.  We will continue to follow the process closely.

For further discussion of the Virginia CO2 Regulation, see “Regulation—Environmental—Virginia CO2 Regulation” in Part I, Item 1 of our 2018 Annual Report on Form 10-K.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 8, 2019	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)