Form 10-Q
period 2019-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2019-08-07
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC

Alstom	Alstom Power, Inc.

ASU	Accounting Standards Update

Clover	Clover Power Station

CO2	Carbon dioxide

EPRS	Essential Power Rock Springs, LLC

EPC	Engineering, procurement, and construction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States

Mitsubishi	Mitsubishi Hitachi Power Systems Americas, Inc.

MW	Megawatt(s)

MWh	Megawatt hour(s)

North Anna	North Anna Nuclear Power Station

ODEC, We, Our, Us	Old Dominion Electric Cooperative

PJM	PJM Interconnection, LLC

RGGI	Regional Greenhouse Gas Initiative

RTO	Regional transmission organization

TEC	TEC Trading, Inc.

VAPCB	Virginia Air Pollution Control Board

Virginia Power	Virginia Electric and Power Company

Wildcat Point	Wildcat Point Generation Facility

WOPC	White Oak Power Constructors

XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,465,085	$2,454,568
Less accumulated depreciation	(898,905)	(869,478)
Net Property, plant, and equipment	1,566,180	1,585,090
Nuclear fuel, at amortized cost	17,920	14,694
Construction work in progress	35,544	40,112
Net Electric Plant	1,619,644	1,639,896
Investments:
Nuclear decommissioning trust	196,357	173,951
Unrestricted investments and other	7,848	8,066
Total Investments	204,205	182,017
Current Assets:
Cash and cash equivalents	1,031	8,649
Restricted cash and cash equivalents	24,007	14,329
Accounts receivable	11,840	9,310
Accounts receivable–members	89,324	84,410
Fuel, materials, and supplies	67,048	54,494
Deferred energy	23,617	26,069
Prepayments and other	3,093	4,648
Total Current Assets	219,960	201,909
Deferred Charges:
Regulatory assets	47,133	38,016
Other	12,691	5,063
Total Deferred Charges	59,824	43,079
Total Assets	$2,103,633	$2,066,901
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$435,083	$428,663
Non-controlling interest	5,814	5,776
Total Patronage capital and Non-controlling interest	440,897	434,439
Long-term debt	1,158,398	1,158,141
Revolving credit facility	29,250	—
Total Long-term debt and Revolving credit facility	1,187,648	1,158,141
Total Capitalization	1,628,545	1,592,580
Current Liabilities:
Long-term debt due within one year	40,792	40,792
Accounts payable	114,303	113,477
Accounts payable–members	43,210	57,549
Accrued expenses	7,495	5,997
Regulatory liability–deferral of gain on sale of asset	18,862	37,723
Total Current Liabilities	224,662	255,538
Deferred Credits and Other Liabilities:
Asset retirement obligations	133,257	130,488
Regulatory liabilities	105,576	87,300
Other	11,593	995
Total Deferred Credits and Other Liabilities	250,426	218,783
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,103,633	$2,066,901

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating Revenues	$214,985	$226,652	$455,764	$454,661
Operating Expenses:
Fuel	30,307	49,523	92,921	82,439
Purchased power	68,783	61,441	154,977	228,586
Transmission	41,851	32,083	83,369	65,229
Deferred energy	12,439	16,704	2,452	(35,568)
Operations and maintenance	17,440	19,599	35,917	33,000
Administrative and general	14,680	11,653	27,037	23,255
Depreciation and amortization	17,193	17,083	34,332	28,761
Amortization of regulatory asset/(liability), net	(7,819)	(1,838)	(17,179)	(4,641)
Accretion of asset retirement obligations	1,384	1,331	2,768	2,661
Taxes, other than income taxes	2,389	2,581	4,835	4,718
Total Operating Expenses	198,647	210,160	421,429	428,440
Operating Margin	16,338	16,492	34,335	26,221
Other income (expense), net	(35)	(1,056)	(2)	(2,273)
Investment income	2,838	2,760	4,011	4,521
Interest income on North Anna Unit 3 cost recovery	—	57	—	141
Interest charges, net	(15,902)	(14,922)	(31,871)	(22,012)
Income taxes	(10)	(3)	(15)	(4)
Net Margin including Non-controlling interest	3,229	3,328	6,458	6,594
Non-controlling interest	(21)	(9)	(38)	(12)
Net Margin attributable to ODEC	3,208	3,319	6,420	6,582
Patronage Capital - Beginning of Period	431,875	418,647	428,663	415,384
Patronage Capital - End of Period	$435,083	$421,966	$435,083	$421,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$6,458	$6,594
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	34,332	28,761
Other non-cash charges	7,693	9,182
Amortization of lease obligations	—	3,424
Interest on lease deposits	—	(1,314)
Change in current assets	(18,443)	2,538
Change in deferred energy	2,452	(35,568)
Change in current liabilities	(9,334)	(4,856)
Change in regulatory assets and liabilities	(28,842)	(521)
Change in deferred charges-other and deferred credits and other liabilities-other	3,266	(923)
Net Cash (Used for)/Provided by Operating Activities	(2,418)	7,317
Investing Activities:
Purchases of held to maturity securities	(2,875)	(310)
Proceeds from sale of held to maturity securities	2,838	43,301
Purchases of available for sale securities	(56,703)	—
Proceeds from sale of available for sale securities	56,666	—
Increase in other investments	(3,013)	(4,487)
Electric plant additions	(21,428)	(43,405)
Net Cash Used for Investing Activities	(24,515)	(4,901)
Financing Activities:
Debt issuance costs	(257)	(255)
Payment of obligation under long-term lease	—	(43,300)
Draws on revolving credit facility	70,000	289,300
Repayments on revolving credit facility	(40,750)	(236,600)
Net Cash Provided by Financing Activities	28,993	9,145
Net Change in Cash and Cash Equivalents and Restricted Cash and Cash Equivalents	2,060	11,561
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - Beginning of Period	22,978	4,084
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - End of Period	$25,038	$15,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2019, our consolidated results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018.  The consolidated results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.8 million as of June 30, 2019, and December 31, 2018.  The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$62,250	$62,250	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	134,107	—	—	—
Unrestricted investments and other (3)	97	—	97	—
Derivatives - gas and power (4)	704	—	—	704
Total Financial Assets	$197,158	$62,250	$97	$704

Derivatives - gas and power (4)	$11,358	$7,604	$3,754	$—
Total Financial Liabilities	$11,358	$7,604	$3,754	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$59,150	$59,150	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	114,801	—	—	—
Unrestricted investments and other (3)	394	—	394	—
Derivatives - gas and power (4)	784	—	784	—
Total Financial Assets	$175,129	$59,150	$1,178	$—

Derivatives - gas and power (4)	$591	$591	$—	$—
Total Financial Liabilities	$591	$591	$—	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 4—Investments below.
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

We recorded the fair value of financial transmission rights (Level 3) in 2019 and as of June 30, 2019, the fair value was $0.7 million.  Sensitivity in the market price of financial transmission rights could impact the fair value.  The unrealized gain (change in market value) was reported in regulatory liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2019.

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of June 30,	As of December 31,
Commodity	Unit of Measure	2019	2018
Natural gas	MMBTU	65,330,000	36,790,000
Purchased power - financial transmission rights	MWh	10,035,730	—

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of June 30,	As of December 31,
	Balance Sheet Location	2019	2018
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$—	$784
Financial transmission rights	Deferred charges-other	704	—
Total derivatives in an asset position		$704	$784

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$11,358	$591
Total derivatives in a liability position		$11,358	$591

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Six Months Ended June 30, 2019 and 2018

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Six Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	June 30,		into Income	June 30,		June 30,
	2019	2018		2019	2018	2019	2018
	(in thousands)			(in thousands)
Natural gas futures contracts	$(12,450)	$742	Fuel	$(2,104)	$(215)	$(9,906)	$(1,110)
Purchased power	704	—	Purchased power	(2,037)	—	(5,402)	—
Total	$(11,746)	$742		$(4,141)	$(215)	$(15,308)	$(1,110)

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

4.	Investments

Investments were as follows as of June 30, 2019 and December 31, 2018:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
June 30, 2019
Nuclear decommissioning trust (1)
Debt securities	$58,422	$3,795	$—	$62,217	$62,217
Equity securities	84,460	52,942	(3,295)	134,107	134,107
Cash and other	33	—	—	33	33
Total Nuclear Decommissioning Trust	$142,915	$56,737	$(3,295)	$196,357	$196,357

Unrestricted investments
Government obligations	$5,344	$5	$—	$5,349	$5,344
Debt securities	240	—	—	240	240
Total Unrestricted Investments	$5,584	$5	$—	$5,589	$5,584

Other
Equity securities	$89	$7	$—	$96	$96
Non-marketable equity investments	2,168	2,216	—	4,384	2,168
Total Other	$2,257	$2,223	$—	$4,480	$2,264
					$204,205

December 31, 2018
Nuclear decommissioning trust (1)
Debt securities	$56,055	$2,955	$—	$59,010	$59,010
Equity securities	83,453	38,611	(7,264)	114,800	114,800
Cash and other	141	—	—	141	141
Total Nuclear Decommissioning Trust	$139,649	$41,566	$(7,264)	$173,951	$173,951

Unrestricted investments
Government obligations	$4,935	$—	$(5)	$4,930	$4,935
Debt securities	595	—	(2)	593	595
Total Unrestricted Investments	$5,530	$—	$(7)	$5,523	$5,530

Other
Equity securities	$347	$46	$—	$393	$393
Non-marketable equity investments	2,143	2,080	—	4,223	2,143
Total Other	$2,490	$2,126	$—	$4,616	$2,536
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

Contractual maturities of debt securities as of June 30, 2019, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$62,217	$—	$62,217
Held to maturity	5,584	—	—	—	5,584
Total	$5,584	$—	$62,217	$—	$67,801

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

Wildcat Point Generation Facility

We own Wildcat Point, an approximate 1,000  MW natural gas-fueled combined cycle generation facility.  Wildcat Point achieved commercial operation on April 17, 2018.  The facility originally was scheduled to become operational in mid-2017.  WOPC, a joint venture between PCL Industrial Construction Company and Sargent & Lundy, L.L.C., as the EPC contractor, claims the delay was associated with the incurrence of additional work and other matters, including alleged misrepresentation in the EPC contract, for which it will seek recovery, in whole or in part, from its subcontractors and us.  In 2017, WOPC filed a complaint against Alstom and us, in the United States District Court for the District of Maryland.  Venue was later transferred from the United States District Court for the District of Maryland to the United States District Court for the Eastern District of Virginia.  We have reviewed the asserted claims of WOPC against us and believe they are without merit.  We have not recorded any liability related to these claims as we do not believe any liability is estimable or probable.  We intend to vigorously defend against these claims.  We have offset the capitalized construction costs of Wildcat Point by $53.2 million of liquidated damages.

Additionally, in 2017, we filed a complaint in the United States District Court for the Eastern District of Virginia against WOPC, alleging that WOPC breached the EPC contract.  Later that year, the United States District Court for the Eastern District of Virginia ordered that the WOPC complaint against Alstom and us, our complaint against WOPC, and a separate complaint filed by WOPC against Mitsubishi, be consolidated into one case.  The trial date, originally scheduled for February 3, 2020, has been moved to May 4, 2020.

If it is ultimately determined that we owe any such amounts to WOPC, the amounts are not expected to have a material impact on our financial position or results of operations due to our ability to collect such amounts through rates to our member distribution cooperatives.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and  medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until March 1, 2024.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through March 1, 2024.  As of June 30, 2019, we had $29.3 million in borrowings and a $0.5 million letter of credit outstanding under this facility.  As of December 31, 2018, we had no borrowings and a $2.5 million letter of credit outstanding under this facility.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of June 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$1,031	$1,445
Restricted cash and cash equivalents	24,007	14,200
Total	$25,038	$15,645

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

We sell excess purchased and generated energy to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  For the three and six months ended June 30, 2019 and 2018, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$206,803	$202,822	$441,128	$427,113
Renewable energy credit sales to member distribution cooperatives	3	1	17	12
Total sales to member distribution cooperatives	$206,806	$202,823	$441,145	$427,125

Non-members
Sales to non-members, excluding renewable energy credit sales	$6,947	$23,829	$13,199	$26,971
Renewable energy credit sales to non-members	1,232	—	1,420	565
Total sales to non-members	$8,179	$23,829	$14,619	$27,536

Total operating revenues	$214,985	$226,652	$455,764	$454,661

6.	New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases.  This update revised accounting guidance for the recognition, measurement, presentation, and disclosure of leasing arrangements.  The update requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease.  In addition, lessees are required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements.  In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which provides an adoption method that would allow companies to apply the new guidance to the financial statements in the period of adoption and thereafter, and not apply the new guidance to comparative periods presented.  Effective January 1, 2019, we elected the adoption method provided by ASU 2018-11 (Topic 842) and are not adjusting prior year comparative financial statements.  We also elected the package of practical expedients under the transition guidance which permits us not to reassess under the new standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under ASU 2018-11 (Topic 842).  Additionally, we elected the practical expedient related to land easements, allowing us to not reassess our current accounting treatment for existing agreements on land easements, which are not accounted for as leases.  Upon adoption of the new lease standard, we recognized right-of-use assets and offsetting lease liabilities totaling approximately $0.1 million.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments, and issued subsequent amendments to the initial guidance in November 2018 with ASU No. 2018-19, in April 2019 with ASU No. 2019-04, and in May 2019 with ASU No. 2019-05. The ASU amends the guidance on the impairment of financial instruments and adds an impairment model, known as the current expected credit loss (“CECL”) model.  The CECL model requires an entity to recognize its current estimate of all expected credit losses, rather than incurred losses, and applies to trade receivables and other receivables.  The CECL model is designed to capture expected credit losses through the establishment of an allowance account, which will be presented as an offset to the amortized cost basis of the related financial asset.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is applied using the modified-retrospective approach.  We are currently evaluating the impact of this pronouncement.  We plan to adopt this standard for the fiscal year beginning January 1, 2020.

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

Critical Accounting Policies

As of June 30, 2019, there have been no significant changes in our critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results for the three and six months ended June 30, 2019, were primarily impacted by the commercial operation of Wildcat Point, availability and PJM’s economic dispatch of our generating facilities, increases in transmission expense, changes in deferred energy, and the amortization of the gain on the sale of Rock Springs and related assets.

•

Wildcat Point achieved commercial operation and was available for dispatch by PJM on April 17, 2018, resulting in increased depreciation and amortization expense and interest charges, net.  These cost increases, plus the increase in transmission expense, partially offset by the amortization of the gain on the sale of Rock Springs and related assets, contributed to a 10.8% and 15.9% increase in our demand costs and consequently our demand revenues from our member distribution cooperatives for the three and six months ended June 30, 2019, respectively.

•

For the three months ended June 30, 2019, generation from our owned facilities decreased 29.9%, as compared to the same period in 2018, due to scheduled outages at Wildcat Point and Clover, PJM’s economic dispatch of our generating facilities, and the sale of Rock Springs and related assets on September 14, 2018.  As a result of the decrease in generation, fuel expense decreased 38.8% and purchased power increased 11.9%.  For the six months ended June 30, 2019, generation from our owned facilities increased 9.2%, as compared to the same period in 2018, due to the commercial operation of Wildcat Point, which increase was substantially offset by decreases in generation from Clover and our combustion turbine facilities due to PJM’s economic dispatch of the facilities and the impact of the sale of Rock Springs and related assets.  Additionally, we had more scheduled outage days at Clover during 2019 as compared to the same period in the prior year.  As a result of the increase in generation, fuel expense increased 12.7% and purchased power decreased 32.2%.

•

Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $4.3 million for the three months ended June 30, 2019, and increased $38.0 million for the six months ended June 30, 2019, as compared to the same periods in 2018.  For the three months ended June 30, 2019 and 2018, we over-collected $12.4 million and $16.7 million, respectively.  For the six months ended June 30, 2019, we over-collected $2.5 million and for the six months ended June 30, 2018, we under-collected $35.6 million.

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

As detailed in the table below, we utilized Margin Stabilization to increase revenues for the three months ended June 30, 2019 and 2018, and to reduce revenues for the six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Margin Stabilization adjustment	$(4,256)	$(4,576)	$5,523	$15,071

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

Heating and cooling degree days are measurement tools used to quantify the need to utilize heating or cooling, respectively, for a building.  Heating degree days are calculated as the number of degrees below 60 degrees in a single day.  Cooling degree days are calculated as the number of degrees above 65 degrees in a single day.  In a single calendar day, it is possible to have multiple heating degree and cooling degree days.  The heating and cooling degree days for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Heating degree days	37	119	(68.9)%	2,016	1,993	1.2%
Cooling degree days	415	434	(4.4)	415	434	(4.4)

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run, and prior to September 14, 2018, we also had Rock Springs); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(in MWh and percentages)
Generated:
Wildcat Point (1)	740,847	27.7%	954,748	29.7%	2,133,662	35.3%	954,748	14.1%
North Anna	455,395	17.1	444,982	13.8	856,782	14.2	875,521	12.9
Clover	31,148	1.2	310,549	9.7	147,237	2.4	762,643	11.3
Louisa	99,835	3.7	156,001	4.9	155,465	2.6	247,467	3.7
Marsh Run	194,740	7.3	219,362	6.8	297,549	4.9	359,259	5.3
Rock Springs (2)	—	—	85,216	2.7	—	—	87,543	1.3
Distributed Generation	465	—	132	—	762	—	608	—
Total Generated	1,522,430	57.0	2,170,990	67.6	3,591,457	59.4	3,287,789	48.6
Purchased:
Other than renewable:
Long-term and short-term	487,163	18.3	528,367	16.5	1,026,421	16.9	1,939,036	28.7
Spot market	462,482	17.3	328,845	10.2	1,009,448	16.7	1,095,617	16.2
Total Other than renewable	949,645	35.6	857,212	26.7	2,035,869	33.6	3,034,653	44.9
Renewable (3)	197,400	7.4	184,575	5.7	423,786	7.0	436,334	6.5
Total Purchased	1,147,045	43.0	1,041,787	32.4	2,459,655	40.6	3,470,987	51.4
Total Available Energy	2,669,475	100.0%	3,212,777	100.0%	6,051,112	100.0%	6,758,776	100.0%

(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Rock Springs and related assets were sold on September 14, 2018.
(3)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch control of PJM.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2018 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three and six months ended June 30, 2019 and 2018, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Wildcat Point (1) (2)	74.1%	81.8%	86.3%	81.8%
North Anna	94.6	91.7	88.9	90.0
Clover (2)	38.8	56.0	60.2	74.8
Louisa	89.8	90.9	94.2	95.2
Marsh Run	92.5	89.8	96.1	94.4
Rock Springs (3)	—	91.3	—	88.0
(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Wildcat Point and Clover operational availability was impacted by scheduled outages in the spring of 2019.
(3)	Rock Springs and related assets were sold on September 14, 2018.

Capacity Factor

The output of Wildcat Point, North Anna, and Clover, for the three and six months ended June 30, 2019 and 2018, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Wildcat Point (1) (2)	35.8%	59.5%	52.0%	59.5%
North Anna	95.0	92.9	89.9	91.9
Clover (2)	2.5	33.5	8.0	41.3
(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Wildcat Point and Clover capacity factors were impacted by scheduled outages in the spring of 2019 and PJM’s economic dispatch of the facilities.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues and energy sales in MWh by type of purchaser for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$98,931	$105,495	$229,151	$244,230
Demand revenues	107,875	97,328	211,994	182,895
Total revenues from sales to member distribution cooperatives	206,806	202,823	441,145	427,125
Non-members	8,179	23,829	14,619	27,536
Total operating revenues	$214,985	$226,652	$455,764	$454,661

Energy sales to:	(in MWh)
Member distribution cooperatives	2,408,315	2,534,684	5,577,953	5,991,720
Non-members	233,831	663,243	435,439	743,530
Total energy sales	2,642,146	3,197,927	6,013,392	6,735,250

Average cost of energy to member distribution cooperatives (per MWh)	$41.08	$41.62	$41.08	$40.76

Average total cost to member distribution cooperatives (per MWh)	$85.87	$80.02	$79.09	$71.29

Sales of power and renewable energy credits by type of purchaser for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$206,803	$202,822	$441,128	$427,113
Renewable energy credit sales to member distribution cooperatives	3	1	17	12
Total sales to member distribution cooperatives	$206,806	$202,823	$441,145	$427,125

Non-members
Sales to non-members, excluding renewable energy credit sales	$6,947	$23,829	$13,199	$26,971
Renewable energy credit sales to non-members	1,232	—	1,420	565
Total sales to non-members	$8,179	$23,829	$14,619	$27,536

Member Distribution Cooperatives

For the three and six months ended June 30, 2019, total revenues from sales to our member distribution cooperatives were 2.0% and 3.3% higher, respectively, as compared to the same periods in 2018, due to increases in demand revenues, partially offset by decreases in energy revenues.  Demand revenues increased $10.5 million, or 10.8%, and $29.1 million, or 15.9%, respectively, primarily due to increases in transmission expense, capacity-related purchased power expense,  and Wildcat Point expenses related to depreciation and amortization expense and interest charges, net; partially offset by the amortization of the deferred gain on the sale of Rock Springs and related assets.  Energy revenues decreased $6.6 million, or 6.2%, and $15.1 million, or 6.2%, respectively, primarily due to the 5.0% and 6.9% decrease in energy sales in MWh to our member distribution cooperatives, respectively.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2018	11.1
April 1, 2018	3.7
January 1, 2019	(1.3)

Non-members

For the three and six months ended June 30, 2019, revenues from sales to non-members decreased $15.7 million and $12.9 million, respectively, as compared to the same periods in 2018.  We primarily sell excess energy to PJM at the prevailing market price at the time of sale.  Excess energy is the result of changes in our power supply resources, differences between actual and forecasted needs, and changes in market conditions.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fuel	$30,307	$49,523	$92,921	$82,439
Purchased power	68,783	61,441	154,977	228,586
Transmission	41,851	32,083	83,369	65,229
Deferred energy	12,439	16,704	2,452	(35,568)
Operations and maintenance	17,440	19,599	35,917	33,000
Administrative and general	14,680	11,653	27,037	23,255
Depreciation and amortization	17,193	17,083	34,332	28,761
Amortization of regulatory asset/(liability), net	(7,819)	(1,838)	(17,179)	(4,641)
Accretion of asset retirement obligations	1,384	1,331	2,768	2,661
Taxes, other than income taxes	2,389	2,581	4,835	4,718
Total Operating Expenses	$198,647	$210,160	$421,429	$428,440

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

Total operating expenses decreased $11.5 million, or 5.5% , and $7.0 million, or 1.6%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. For the three and six months ended June 30, 2019, operating expenses were principally impacted by changes in fuel, purchased power, transmission, deferred energy, and amortization of regulatory asset/(liability), net.

•

Fuel expense decreased $19.2 million, or 38.8%, for the three months ended June 30, 2019, as compared to the same period in 2018, primarily as a result of the 29.9% decrease in generation from our owned facilities.  Generation from Wildcat Point and Clover was 22.4% and 90.0% lower, respectively, due to scheduled outages and PJM’s economic dispatch of the facilities.  Generation from our combustion turbine facilities was 36.0% lower due to PJM’s economic dispatch of the facilities as well as the sale of Rock Springs and related assets on September 14, 2018.  Fuel expense increased $10.5 million, or 12.7%, for the six months ended June 30, 2019, primarily due to the 9.2% increase in generation from our owned facilities as a result of the commercial operation of Wildcat Point.  Generation from Wildcat Point was 123.5% higher and was substantially offset by the 80.7% and 34.7% decrease in generation from Clover and our combustion turbine facilities, respectively, as well as the sale of Rock Springs and related assets.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased $7.3 million, or 11.9%, for the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to the increase in capacity-related purchased power expense.  Purchased power expense decreased $73.6 million, or 32.2%, for the six months ended June 30, 2019, as compared to the same period in 2018, due to the 29.1% decrease in the volume of purchased energy as a result of the commercial operation of Wildcat Point and the 9.9% decrease in the average cost of purchased energy.

•

Transmission expense increased $9.8 million, or 30.4%, and $18.1 million, or 27.8%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to increases in PJM charges for network transmission services.

•

Deferred energy expense decreased $4.3 million for the three months ended June 30, 2019, and increased $38.0 million for the six months ended June 30, 2019, as compared to the same periods in 2018.  For the three months ended June 30, 2019 and 2018, we over-collected $12.4 million and $16.7 million, respectively.  For the six months ended June 30, 2019, we over-collected $2.5 million and for the six months ended June 30, 2018, we under-collected $35.6 million.  Deferred energy expense represents the difference between energy revenues and energy expenses.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2018 Annual Report on Form 10-K.

•

Amortization of regulatory asset/(liability), net decreased $6.0 million and $12.5 million, respectively, for the three and six months ended June 30, 2019, as compared to the same periods in 2018.  For the three and six months ended June 30, 2019, we amortized $9.5 million and $18.9 million, respectively, of the gain on the sale of Rock Springs and related assets.  In 2018, we amortized $3.8 million and $7.5 million, respectively, of deferred revenue.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Interest on long-term debt	$(15,025)	$(15,549)	$(30,051)	$(31,103)
Interest on revolving credit facility	(202)	(654)	(352)	(1,255)
Other interest	(815)	(390)	(1,699)	(548)
Total interest charges	(16,042)	(16,593)	(32,102)	(32,906)
Allowance for borrowed funds used during construction	140	1,671	231	10,894
Interest charges, net	$(15,902)	$(14,922)	$(31,871)	$(22,012)

Interest charges, net increased $9.9 million for the six months ended June 30, 2019, as compared to the same period in 2018, substantially due to the decrease in allowance for borrowed funds used during construction (capitalized interest) related to Wildcat Point.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and six months ended June 30, 2019, as compared to the same periods in 2018.

Financial Condition

The principal changes in our financial condition from December 31, 2018 to June 30, 2019, were caused by an increase in the outstanding balance under our revolving credit facility, and increases in our nuclear decommissioning trust, regulatory liabilities, fuel, materials, and supplies, and deferred credits and other liabilities–other, and decreases in regulatory liability–deferral of gain on sale of asset and accounts payable–members.

•	Revolving credit facility increased $29.3 million due to borrowings outstanding on our revolving credit facility.
•	Nuclear decommissioning trust increased $22.4 million, primarily due to the increase in the market value of our investments.
•	Regulatory liabilities increased $18.3 million, primarily due to the increase in the regulatory liability related to the unrealized gain on the North Anna nuclear decommissioning trust.
•	Fuel, materials, and supplies increased $12.6 million, primarily due to the increased balance in coal inventory resulting from the decreased generation from Clover.
•	Deferred credits and other liabilities–other increased $10.6 million, primarily due to derivative activity.
•	Regulatory liability–deferral of gain on sale of asset decreased $18.9 million due to the amortization of the gain on the sale of Rock Springs and related assets.
•

Accounts payable–members decreased $14.3 million, primarily due to the decrease in member prepayments and the decrease in amounts owed to our member distribution cooperatives under Margin Stabilization.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first six months of 2019, our operating activities used cash flows of $2.4 million and during the first six months of 2018 provided cash flows of $7.3 million.  Operating activities in 2019 were primarily impacted by the $28.8 million change in regulatory assets and liabilities, the $18.4 million change in current assets, and the $9.3 million change in current liabilities.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until March 1, 2024.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through March 1, 2024.  As of June 30, 2019, we had $29.3 million in borrowings and a $0.5 million letter of credit outstanding under this facility.  As of December 31, 2018, we had no borrowings and a $2.5 million letter of credit outstanding under this facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2019.

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

Additionally, in 2017, we filed a complaint in the United States District Court for the Eastern District of Virginia against WOPC, alleging that WOPC breached the EPC contract.  Later that year, the United States District Court for the Eastern District of Virginia ordered that the WOPC complaint against Alstom and us, our complaint against WOPC, and a separate complaint filed by WOPC against Mitsubishi, be consolidated into one case.  The trial date, originally scheduled for February 3, 2020, has been moved to May 4, 2020.

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

Executive Officer

On July 31, 2019, Mr. Micheal L. Hern was appointed to the new position of General Counsel for ODEC.  Mr. Hern was a partner at LeClairRyan from 1994 to July 2019, and during this time he served as outside general counsel to ODEC.

ITEM 6.  EXHIBITS

10.1	Employment letter, dated July 31, 2019, of Old Dominion Electric Cooperative and agreed and accepted by Micheal L. Hern
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 7, 2019	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)