Form 10-Q
period 2019-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2019-11-12
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,466,172	$2,454,568
Less accumulated depreciation	(915,175)	(869,478)
Net Property, plant, and equipment	1,550,997	1,585,090
Nuclear fuel, at amortized cost	15,360	14,694
Construction work in progress	38,882	40,112
Net Electric Plant	1,605,239	1,639,896
Investments:
Nuclear decommissioning trust	198,075	173,951
Unrestricted investments and other	7,570	8,066
Total Investments	205,645	182,017
Current Assets:
Cash and cash equivalents	22,583	8,649
Restricted cash and cash equivalents	24,130	14,329
Accounts receivable	11,311	9,310
Accounts receivable–members	88,727	84,410
Fuel, materials, and supplies	60,828	54,494
Deferred energy	8,214	26,069
Prepayments and other	3,802	4,648
Total Current Assets	219,595	201,909
Deferred Charges:
Regulatory assets	46,624	38,016
Other	21,416	5,063
Total Deferred Charges	68,040	43,079
Total Assets	$2,098,519	$2,066,901
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$438,241	$428,663
Non-controlling interest	5,830	5,776
Total Patronage capital and Non-controlling interest	444,071	434,439
Long-term debt	1,158,530	1,158,141
Total Capitalization	1,602,601	1,592,580
Current Liabilities:
Long-term debt due within one year	40,792	40,792
Accounts payable	120,381	113,477
Accounts payable–members	47,644	57,549
Accrued expenses	23,327	5,997
Regulatory liability–deferral of gain on sale of asset	9,431	37,723
Total Current Liabilities	241,575	255,538
Deferred Credits and Other Liabilities:
Asset retirement obligations	134,642	130,488
Regulatory liabilities	105,872	87,300
Other	13,829	995
Total Deferred Credits and Other Liabilities	254,343	218,783
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,098,519	$2,066,901

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Operating Revenues	$252,729	$257,586	$708,493	$712,247
Operating Expenses:
Fuel	51,000	65,134	143,921	147,573
Purchased power	83,851	71,059	238,828	299,645
Transmission	38,107	39,916	121,476	105,145
Deferred energy	15,403	17,482	17,855	(18,086)
Operations and maintenance	23,721	15,236	59,638	48,236
Administrative and general	11,358	11,593	38,395	34,848
Depreciation and amortization	17,207	17,057	51,539	45,818
Amortization of regulatory asset/(liability), net	(9,163)	(2,816)	(26,342)	(7,457)
Accretion of asset retirement obligations	1,386	1,330	4,154	3,991
Taxes, other than income taxes	2,350	2,597	7,185	7,315
Total Operating Expenses	235,220	238,588	656,649	667,028
Operating Margin	17,509	18,998	51,844	45,219
Other income (expense), net	(41)	(689)	(43)	(2,962)
Investment income	1,358	1,949	5,369	6,470
Interest income on North Anna Unit 3 cost recovery	—	—	—	141
Interest charges, net	(15,648)	(16,862)	(47,519)	(38,874)
Income taxes	(4)	—	(19)	(4)
Net Margin including Non-controlling interest	3,174	3,396	9,632	9,990
Non-controlling interest	(16)	—	(54)	(12)
Net Margin attributable to ODEC	3,158	3,396	9,578	9,978
Patronage Capital - Beginning of Period	435,083	421,966	428,663	415,384
Patronage Capital - End of Period	$438,241	$425,362	$438,241	$425,362

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$9,632	$9,990
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	51,539	45,818
Other non-cash charges	12,674	13,820
Amortization of lease obligations	—	4,468
Interest on lease deposits	—	(1,671)
Change in current assets	(11,806)	4,613
Change in deferred energy	17,855	(18,086)
Change in current liabilities	18,063	10,638
Change in regulatory assets and liabilities	(38,127)	(2,364)
Change in deferred charges-other and deferred credits and other liabilities-other	(3,225)	(2,285)
Net Cash Provided by Operating Activities	56,605	64,941
Investing Activities:
Purchases of held to maturity securities	(2,875)	(362)
Proceeds from sale of held to maturity securities	3,078	76,137
Purchases of available for sale securities	(53,828)	—
Proceeds from sale of available for sale securities	53,828	—
Increase in other investments	(4,069)	(6,116)
Electric plant additions	(28,747)	(48,431)
Proceeds from sale of asset	—	115,000
Net Cash (Used for)/Provided by Investing Activities	(32,613)	136,228
Financing Activities:
Debt issuance costs	(257)	(255)
Payment of obligation under long-term lease	—	(75,951)
Draws on revolving credit facility	167,250	372,950
Repayments on revolving credit facility	(167,250)	(416,350)
Net Cash Used for Financing Activities	(257)	(119,606)
Net Change in Cash and Cash Equivalents and Restricted Cash and Cash Equivalents	23,735	81,563
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - Beginning of Period	22,978	4,084
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - End of Period	$46,713	$85,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2019, our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018.  The consolidated results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.8 million as of September 30, 2019 and December 31, 2018.  The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$64,128	$64,128	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	133,947	—	—	—
Unrestricted investments and other (3)	98	—	98	—
Derivatives - gas and power (4)	1,210	—	157	1,053
Total Financial Assets	$199,383	$64,128	$255	$1,053

Derivatives - gas and power (4)	$13,510	$13,510	$—	$—
Total Financial Liabilities	$13,510	$13,510	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$59,150	$59,150	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	114,801	—	—	—
Unrestricted investments and other (3)	394	—	394	—
Derivatives - gas and power (4)	784	—	784	—
Total Financial Assets	$175,129	$59,150	$1,178	$—

Derivatives - gas and power (4)	$591	$591	$—	$—
Total Financial Liabilities	$591	$591	$—	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 4—Investments below.
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
(4)

Derivatives - gas and power represent natural gas futures contracts (Level 1 and Level 2) and financial transmission rights (Level 3).  Level 1 are indexed against NYMEX.  Level 2 are valued by ACES using observable market inputs for similar transactions.  Level 3 are valued by ACES using unobservable market inputs, including situations where there is little market activity.  For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

We recorded the fair value of financial transmission rights (Level 3) in 2019 and as of September 30, 2019, the fair value was $1.1 million.  Sensitivity in the market price of financial transmission rights could impact the fair value.  The unrealized gain (change in market value) was reported in regulatory assets in our Condensed Consolidated Balance Sheet as of September 30, 2019.

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of September 30,	As of December 31,
Commodity	Unit of Measure	2019	2018
Natural gas	MMBTU	78,230,000	36,790,000
Purchased power - financial transmission rights	MWh	7,761,538	—

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of September 30,	As of December 31,
	Balance Sheet Location	2019	2018
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges-other	$157	$784
Financial transmission rights	Deferred charges-other	1,053	—
Total derivatives in an asset position		$1,210	$784

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$13,510	$591
Total derivatives in a liability position		$13,510	$591

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine Months Ended September 30, 2019 and 2018

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Nine Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	September 30,		into Income	September 30,		September 30,
	2019	2018		2019	2018	2019	2018
	(in thousands)			(in thousands)
Natural gas futures contracts	$(13,603)	$1,032	Fuel	$(5,175)	$980	$(15,081)	$(130)
Purchased power	1,053	—	Purchased power	3,334	—	(2,068)	—
Total	$(12,550)	$1,032		$(1,841)	$980	$(17,149)	$(130)

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

4.	Investments

Investments were as follows as of September 30, 2019 and December 31, 2018:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
September 30, 2019
Nuclear decommissioning trust (1)
Debt securities	$58,898	$4,764	$—	$63,662	$63,662
Equity securities	84,610	52,971	(3,634)	133,947	133,947
Cash and other	466	—	—	466	466
Total Nuclear Decommissioning Trust	$143,974	$57,735	$(3,634)	$198,075	$198,075

Unrestricted investments
Government obligations	$5,354	$6	$—	$5,360	$5,354
Total Unrestricted Investments	$5,354	$6	$—	$5,360	$5,354

Other
Equity securities	$89	$9	$—	$98	$98
Non-marketable equity investments	2,118	2,240	—	4,358	2,118
Total Other	$2,207	$2,249	$—	$4,456	$2,216
					$205,645

December 31, 2018
Nuclear decommissioning trust (1)
Debt securities	$56,055	$2,955	$—	$59,010	$59,010
Equity securities	83,453	38,611	(7,264)	114,800	114,800
Cash and other	141	—	—	141	141
Total Nuclear Decommissioning Trust	$139,649	$41,566	$(7,264)	$173,951	$173,951

Unrestricted investments
Government obligations	$4,935	$—	$(5)	$4,930	$4,935
Debt securities	595	—	(2)	593	595
Total Unrestricted Investments	$5,530	$—	$(7)	$5,523	$5,530

Other
Equity securities	$347	$46	$—	$393	$393
Non-marketable equity investments	2,143	2,080	—	4,223	2,143
Total Other	$2,490	$2,126	$—	$4,616	$2,536
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

Contractual maturities of debt securities as of September 30, 2019, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$63,662	$—	$63,662
Held to maturity	5,354	—	—	—	5,354
Total	$5,354	$—	$63,662	$—	$69,016

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

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

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and  medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until March 1, 2024.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through March 1, 2024.  As of September 30, 2019 and December 31, 2018, we had no borrowings and had a $0.5 million and $2.5 million letter of credit outstanding under this facility, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of September 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$22,583	$71,447
Restricted cash and cash equivalents	24,130	14,200
Total	$46,713	$85,647

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

We sell excess purchased and generated energy to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  For the three and nine months ended September 30, 2019 and 2018, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$237,661	$230,408	$678,789	$657,521
Renewable energy credit sales to member distribution cooperatives	4	2	21	14
Total sales to member distribution cooperatives	$237,665	$230,410	$678,810	$657,535

Non-members
Sales to non-members, excluding renewable energy credit sales	$11,812	$24,791	$25,011	$51,762
Renewable energy credit sales to non-members	3,252	2,385	4,672	2,950
Total sales to non-members	$15,064	$27,176	$29,683	$54,712

Total operating revenues	$252,729	$257,586	$708,493	$712,247

6.	New Accounting Pronouncements

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

Critical Accounting Policies

As of September 30, 2019, there have been no significant changes in our critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results for the nine months ended September 30, 2019, were primarily impacted by the operational availability and PJM’s economic dispatch of our generating facilities, commercial operation of Wildcat Point, PJM charges for network transmission services, and the sale of Rock Springs and related assets.

•

Generation from our owned facilities decreased 2.5%, as compared to the same period in 2018.  Generation from Wildcat Point, which achieved commercial operation and was available for dispatch by PJM on April 17, 2018, increased 40.1%, whereas generation from Clover decreased 66.1% due to scheduled outages and PJM’s economic dispatch of the facility, and generation from North Anna decreased 5.5% due to scheduled outages.  Generation from our combustion turbine facilities decreased 14.7%, primarily due to the sale of Rock Springs and related assets on September 14, 2018.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased 20.3%.  Purchased energy expense decreased 25.6% due to decreases in the volume, primarily due to generation from Wildcat Point, and the cost of purchased energy.

•	Transmission expense increased 15.5% due to PJM charges for network transmission services.
•

Operations and maintenance expense increased 23.6% due to expenditures incurred during scheduled outages of our generating facilities and costs associated with the long-term service agreement for Wildcat Point.

•	Amortization of the gain on the sale of Rock Springs and related assets reduced our demand costs by $28.3 million.

As a result of these and other factors, demand revenues from our member distribution cooperatives increased $36.0 million, or 12.6%, and energy revenues from our member distribution cooperatives decreased $14.8 million, or 4.0%.  Additionally, deferred energy expense changed by $35.9 million, from an $18.1 million under-collection in 2018 to a $17.9 million over-collection in 2019.

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

As detailed in the table below, we utilized Margin Stabilization to increase revenues for the three months ended September 30, 2019 and 2018, and to reduce revenues for the nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Margin Stabilization adjustment	$(110)	$(3,130)	$5,413	$11,941

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

Heating and cooling degree days are measurement tools used to quantify the need to utilize heating or cooling, respectively, for a building.  Heating degree days are calculated as the number of degrees below 60 degrees in a single day.  Cooling degree days are calculated as the number of degrees above 65 degrees in a single day.  In a single calendar day, it is possible to have multiple heating degree and cooling degree days.  The heating and cooling degree days for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Heating degree days	—	—	—%	2,016	1,993	1.2%
Cooling degree days	1,138	1,058	7.6	1,553	1,492	4.1

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run, and prior to September 14, 2018, Rock Springs); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(in MWh and percentages)
Generated:
Wildcat Point (1)	1,069,230	30.5%	1,331,437	36.1%	3,202,892	33.5%	2,286,185	21.9%
North Anna	424,494	12.1	480,845	13.1	1,281,276	13.4	1,356,366	13.0
Clover	274,847	7.8	482,001	13.1	422,084	4.4	1,244,644	11.9
Louisa	237,004	6.8	202,072	5.5	392,469	4.1	449,539	4.3
Marsh Run	317,257	9.0	159,608	4.3	614,806	6.5	518,867	5.0
Rock Springs (2)	—	—	125,414	3.4	—	—	212,957	2.0
Distributed Generation	1,324	—	802	—	2,086	—	1,410	—
Total Generated	2,324,156	66.2	2,782,179	75.5	5,915,613	61.9	6,069,968	58.1
Purchased:
Other than renewable:
Long-term and short-term	610,921	17.4	485,977	13.2	1,637,342	17.1	2,425,013	23.2
Spot market	454,739	13.0	286,016	7.7	1,464,187	15.3	1,381,633	13.3
Total Other than renewable	1,065,660	30.4	771,993	20.9	3,101,529	32.4	3,806,646	36.5
Renewable (3)	118,886	3.4	131,173	3.6	542,672	5.7	567,507	5.4
Total Purchased	1,184,546	33.8	903,166	24.5	3,644,201	38.1	4,374,153	41.9
Total Available Energy	3,508,702	100.0%	3,685,345	100.0%	9,559,814	100.0%	10,444,121	100.0%

(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Rock Springs and related assets were sold on September 14, 2018.
(3)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operation of our generating facilities, which are under dispatch control of PJM.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2018 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three and nine months ended September 30, 2019 and 2018, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Wildcat Point (1) (2)	84.2%	93.4%	85.6%	87.0%
North Anna (2)	87.5	99.4	88.4	93.2
Clover (2)	68.5	92.1	63.0	80.7
Louisa	94.7	100.0	94.3	96.8
Marsh Run	99.3	100.0	97.2	96.3
Rock Springs (3)	—	100.0	—	92.0
(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Wildcat Point, North Anna, and Clover operational availabilities were impacted by scheduled outages in 2019.
(3)	Rock Springs and related assets were sold on September 14, 2018.

Capacity Factor

The output of Wildcat Point, North Anna, and Clover, for the three and nine months ended September 30, 2019 and 2018, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Wildcat Point (1) (2)	50.1%	63.0%	51.4%	59.5%
North Anna (3)	87.6	99.2	89.1	94.4
Clover (2)	29.2	51.5	15.2	44.7
(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Wildcat Point and Clover capacity factors were impacted by scheduled outages in 2019 and PJM’s economic dispatch of the facilities.
(3)	North Anna capacity factors were impacted by scheduled outages in 2019.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues and energy sales in MWh by type of purchaser for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$128,422	$128,102	$357,573	$372,332
Demand revenues	109,243	102,308	321,237	285,203
Total revenues from sales to member distribution cooperatives	237,665	230,410	678,810	657,535
Non-members	15,064	27,176	29,683	54,712
Total operating revenues	$252,729	$257,586	$708,493	$712,247

Energy sales to:	(in MWh)
Member distribution cooperatives	3,125,704	3,077,665	8,703,657	9,069,385
Non-members	367,463	580,761	802,902	1,324,291
Total energy sales	3,493,167	3,658,426	9,506,559	10,393,676

Average cost of energy to member distribution cooperatives (per MWh)	$41.09	$41.62	$41.08	$41.05

Average total cost to member distribution cooperatives (per MWh)	$76.04	$74.87	$77.99	$72.50

Sales of power and renewable energy credits by type of purchaser for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$237,661	$230,408	$678,789	$657,521
Renewable energy credit sales to member distribution cooperatives	4	2	21	14
Total sales to member distribution cooperatives	$237,665	$230,410	$678,810	$657,535

Non-members
Sales to non-members, excluding renewable energy credit sales	$11,812	$24,791	$25,011	$51,762
Renewable energy credit sales to non-members	3,252	2,385	4,672	2,950
Total sales to non-members	$15,064	$27,176	$29,683	$54,712

Member Distribution Cooperatives

For the three and nine months ended September 30, 2019, total revenues from sales to our member distribution cooperatives were 3.1% and 3.2% higher, respectively, as compared to the same periods in 2018, due to increases in demand revenues, partially offset by the decrease in energy revenues for the nine months ended September 30, 2019.

Demand revenues increased $6.9 million, or 6.8%, for the three months ended September 30, 2019, primarily due to increases in capacity-related purchased power expense and operations and maintenance expense, partially offset by the amortization of the deferred gain on the sale of Rock Springs and related assets.  Demand revenues increased $36.0 million, or 12.6%, for the nine months ended September 30, 2019, primarily due to increases in transmission expense, capacity-related purchased power expense, operations and maintenance expense, and interest charges, net; partially offset by the amortization of the deferred gain on the sale of Rock Springs and related assets.  Energy revenues were relatively flat for the three months ended September 30, 2019, and decreased $14.8 million, or 4.0%, for the nine months ended September 30, 2019, due to the 4.0% decrease in energy sales in MWh to our member distribution cooperatives.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2018	11.1
April 1, 2018	3.7
January 1, 2019	(1.3)

Non-members

For the three and nine months ended September 30, 2019, revenues from sales to non-members decreased $12.1 million and $25.0 million, respectively, as compared to the same periods in 2018.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fuel	$51,000	$65,134	$143,921	$147,573
Purchased power	83,851	71,059	238,828	299,645
Transmission	38,107	39,916	121,476	105,145
Deferred energy	15,403	17,482	17,855	(18,086)
Operations and maintenance	23,721	15,236	59,638	48,236
Administrative and general	11,358	11,593	38,395	34,848
Depreciation and amortization	17,207	17,057	51,539	45,818
Amortization of regulatory asset/(liability), net	(9,163)	(2,816)	(26,342)	(7,457)
Accretion of asset retirement obligations	1,386	1,330	4,154	3,991
Taxes, other than income taxes	2,350	2,597	7,185	7,315
Total Operating Expenses	$235,220	$238,588	$656,649	$667,028

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

Total operating expenses decreased $3.4 million, or 1.4%, and $10.4 million, or 1.6%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. For the three and nine months ended

September 30, 2019, total operating expenses were principally impacted by changes in fuel, purchased power, transmission, deferred energy, operations and maintenance, and amortization of regulatory asset/(liability), net.

•

Fuel expense decreased $14.1 million, or 21.7%, for the three months ended September 30, 2019, as compared to the same period in 2018, primarily as a result of the 16.5% decrease in generation from our owned facilities due to scheduled outages at Wildcat Point, North Anna, and Clover, PJM’s economic dispatch of our generating facilities, and the sale of Rock Springs and related assets on September 14, 2018.    Fuel expense decreased $3.7 million, or 2.5%, for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily as a result of the 2.5% decrease in generation from our owned facilities.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased $12.8 million, or 18.0%, for the three months ended September 30, 2019, as compared to the same period in 2018, due to the $7.3 million increase in capacity-related purchased power expense and the $5.5 million increase in purchased energy expense.  The volume of purchased energy increased 31.2% as a result of decreased generation from our owned facilities, and was partially offset by the 17.6% decrease in the average cost of purchased energy. Purchased power expense decreased $60.8 million, or 20.3%, for the nine months ended September 30, 2019, as compared to the same period in 2018, due to the $72.8 million decrease in purchased energy expense, slightly offset by the $12.0 million increase in capacity-related purchased power expense.  The volume of purchased energy decreased 16.7%, primarily due to generation from Wildcat Point, and the average cost of purchased energy decreased 10.7%.

•

Transmission expense decreased $1.8 million, or 4.5%, and increased $16.3 million, or 15.5%, respectively, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, due to PJM charges for network transmission services.

•

Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $2.1 million for the three months ended September 30, 2019, and increased $35.9 million for the nine months ended September 30, 2019, as compared to the same periods in 2018.  For the three months ended September 30, 2019 and 2018, we over-collected $15.4 million and $17.5 million, respectively.  For the nine months ended September 30, 2019, we over-collected $17.9 million and for the nine months ended September 30, 2018, we under-collected $18.1 million.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2018 Annual Report on Form 10-K.

•

Operations and maintenance expense increased $8.5 million, or 55.7%, and $11.4 million, or 23.6%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to costs related to scheduled outages at our owned facilities and costs associated with the long-term service agreement for Wildcat Point.

•

Amortization of regulatory asset/(liability), net decreased $6.3 million and $18.9 million, respectively, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.  For the three and nine months ended September 30, 2019, we amortized $9.4 million and $28.3 million, respectively, of the gain on the sale of Rock Springs and related assets.  In 2018, we amortized $3.8 million and $11.3 million, respectively, of deferred revenue.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Interest on long-term debt	$(15,032)	$(15,553)	$(45,083)	$(46,656)
Interest on revolving credit facility	(255)	(693)	(607)	(1,948)
Other interest	(500)	(738)	(2,199)	(1,286)
Total interest charges	(15,787)	(16,984)	(47,889)	(49,890)
Allowance for borrowed funds used during construction	139	122	370	11,016
Interest charges, net	$(15,648)	$(16,862)	$(47,519)	$(38,874)

Interest charges, net increased $8.6 million for the nine months ended September 30, 2019, as compared to the same period in 2018, due to the decrease in allowance for borrowed funds used during construction (capitalized interest) related to the commencement of commercial operation of Wildcat Point.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.

Financial Condition

The principal changes in our financial condition from December 31, 2018 to September 30, 2019, were caused by increases in our nuclear decommissioning trust, regulatory liabilities, accrued expenses, deferred charges–other, and deferred credits and other liabilities–other, and decreases in regulatory liability–deferral of gain on sale of asset and deferred energy.

•	Nuclear decommissioning trust increased $24.1 million, primarily due to the increase in the market value of our investments.
•	Regulatory liabilities increased $18.6 million, primarily due to the increase in the regulatory liability related to the unrealized gain on the North Anna nuclear decommissioning trust.
•	Accrued expenses increased $17.3 million, due to accrued interest on long-term debt and accrued property taxes.
•	Deferred charges–other increased $16.4 million, primarily due to additional collateral requirements related to our natural gas hedges.
•	Deferred credits and other liabilities–other increased $12.8 million, primarily due to decreases in the fair value of our natural gas hedges.
•	Regulatory liability–deferral of gain on sale of asset decreased $28.3 million due to the amortization of the gain on the sale of Rock Springs and related assets.
•

Deferred energy decreased $17.9 million as a result of the over-collection of our energy costs in 2019.  The deferred energy balance was an under-collection of $26.1 million and $8.2 million at December 31, 2018, and September 30, 2019, respectively.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first nine months of 2019 and 2018, our operating activities provided cash flows of $56.6 million and $64.9 million, respectively.  Operating activities in 2019 were primarily impacted by the $38.1 million change in regulatory assets and liabilities, the $18.1 million change in current liabilities, and the $17.9 million change in deferred energy.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until March 1, 2024.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through March 1, 2024.  As of September 30, 2019 and December 31, 2018, we had no borrowings and had a $0.5 million and $2.5 million letter of credit outstanding under this facility, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2019.

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

Affordable Clean Energy Rule (“ACE”)

The Clean Power Plan, which took effect December 23, 2015, was stayed on February 9, 2016, by the courts.  On October 16, 2017, the EPA proposed a rule to repeal the Clean Power Plan and on August 21, 2018, a replacement rule for the Clean Power Plan, ACE, was proposed.  On September 6, 2019, ACE became effective and requires that each state implement plans to meet state-specific carbon emissions reductions no later than July 8, 2022.  We have ownership interests in generating facilities in Virginia and Maryland and are exposed to the impact of inconsistent standards between states as well as the uncertainty of the implementation plans.  We are closely monitoring the rulemaking related to ACE, and we currently cannot predict the impact of ACE on our existing facilities due to the uncertainties and complexities of the regulations and the unclear status of efforts to repeal the Clean Power Plan.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 12, 2019	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)