Form 10-K
period 2019-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2020-03-11
CIK 885568

V

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2019 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
ACE	Affordable Clean Energy Rule
ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
Alstom	Alstom Power, Inc.
ASU	Accounting Standards Update
CAA	Clean Air Act
CCRs	Coal combustion residuals
CEC	Choptank Electric Cooperative, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Clover	Clover Power Station
CO2	Carbon dioxide
COO	Chief Operating Officer
CSAPR	Cross-State Air Pollution Rule
DEC	Delaware Electric Cooperative, Inc.
DPSC	Delaware Public Service Commission
DOE	U.S. Department of Energy
EGU	Electric generating unit
EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005, as amended
EPC	Engineering, procurement, and construction
EPRS	Essential Power Rock Springs, LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gases
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
IRC	Internal Revenue Code of 1986, as amended
LIBOR	London Interbank Offered Rate
Louisa	Louisa Power Station
Marsh Run	Marsh Run Power Station
MATS	Mercury and Air Toxics Standards
Mitsubishi	Mitsubishi Hitachi Power Systems Americas, Inc.
Moody’s	Moody’s Investors Service
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWac	Megawatt alternating current
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
North Anna	North Anna Nuclear Power Station
North Anna Unit 3	A potential additional nuclear-powered generating unit at North Anna

NOVEC	Northern Virginia Electric Cooperative
NOx	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NRECA	National Rural Electric Cooperative Association
NYMEX	New York Mercantile Exchange

Abbreviation or Acronym	Definition
ODEC, We, Our, Us	Old Dominion Electric Cooperative
PJM	PJM Interconnection, LLC
PPA	Pension Protection Act
RCRA	Resource Conservation and Recovery Act, as amended
REC	Rappahannock Electric Cooperative
RGGI	Regional Greenhouse Gas Initiative
RPM	Reliability Pricing Model
RPS	Renewable portfolio standards
RTO	Regional transmission organization
RUS	U.S. Department of Agriculture Rural Utilities Service
S&P	Standard & Poor’s Financial Services LLC
SEPA	Southeastern Power Administration
SIP	State Implementation Plan
SO2	Sulfur dioxide
SVEC	Shenandoah Valley Electric Cooperative
TEC	TEC Trading, Inc.
VAPCB	Virginia Air Pollution Control Board
VDEQ	Virginia Department of Environmental Quality
Virginia Power	Virginia Electric and Power Company
VSCC	Virginia State Corporation Commission
Wildcat Point	Wildcat Point Generation Facility
WOPC	White Oak Power Constructors
XBRL	Extensible Business Reporting Language

PART I

ITEM 1. BUSINESS

OVERVIEW

Old Dominion Electric Cooperative was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit power supply cooperative.  We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis.  We serve their power requirements pursuant to long-term, all-requirements wholesale power contracts.  Through our member distribution cooperatives, we served approximately 600,000 retail electric customers (meters), representing a total population of approximately 1.5 million people in 2019.

We supply our member distribution cooperatives’ power requirements, consisting of demand requirements and energy requirements, through a portfolio of resources including owned generating facilities, power purchase contracts, and spot market energy purchases.  Our generating facilities are fueled by a mix of natural gas, nuclear, coal, and fuel oil.  We are a member of a regional transmission organization, PJM, and we participate in its energy, capacity, and transmission services markets to serve our member distribution cooperatives.  See “Power Supply Resources” below and “Properties” in Item 2 for a description of these resources.

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

We are a power supply cooperative.  In general, a cooperative is a business organization owned by its members, which are also either the cooperative’s wholesale or retail customers.  Cooperatives are designed to give their members the opportunity to satisfy their collective needs in a particular area of business more effectively than if the members acted independently.  As not-for-profit organizations, cooperatives are intended to provide services to their members on a cost-effective basis, in part by eliminating the need to produce profits or a return on equity in excess of required margins.  Margins earned by a cooperative that are not distributed to its members constitute patronage capital, a cooperative’s principal source of equity.  Patronage capital is held for the account of the members without interest and returned when the board of directors of the cooperative deems it appropriate to do so.

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

We are not a party to any collective bargaining agreement.  We had 143 employees as of March 4, 2020.

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

Revenues from our member distribution cooperatives and the percentage each contributed to total revenues from sales to our member distribution cooperatives in 2019 were as follows:

Member Distribution Cooperatives	Revenues
	(in millions)
Rappahannock Electric Cooperative	$279.7	31.1%
Shenandoah Valley Electric Cooperative	168.4	18.7
Delaware Electric Cooperative, Inc.	121.6	13.5
Choptank Electric Cooperative, Inc.	83.1	9.3
Southside Electric Cooperative	69.8	7.8
A&N Electric Cooperative	54.7	6.1
Mecklenburg Electric Cooperative	45.1	5.0
Prince George Electric Cooperative	26.9	3.0
Northern Neck Electric Cooperative	24.1	2.7
Community Electric Cooperative	14.1	1.6
BARC Electric Cooperative	11.0	1.2
Total	$898.5	100.0%

In 2019, there was no individual customer of any of our member distribution cooperatives that constituted 1% or more of our revenues from our member distribution cooperatives.

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

Our member distribution cooperatives’ sales of energy in 2019 totaled approximately 12,000,000 MWh.  These sales were divided by customer class as follows:

From 2014 through 2019, our eleven member distribution cooperatives experienced a compound annual growth rate of 1.4% and 0.8%, in the number of customers (meters) and energy sales measured in MWh, respectively.

Our eleven member distribution cooperatives’ average number of customers per mile of energized line has been relatively unchanged from 2014 to 2019 at approximately 9.5 customers per mile.  System densities of our member distribution cooperatives in 2019 ranged from 6.3 customers per mile in the service territory of BARC Electric Cooperative to 14.5 customers per mile in the service territory of A&N Electric Cooperative.  In 2019, the average service density for all electric distribution cooperatives in the United States was approximately 8 customers per mile.

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

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration.  We estimate that purchases under this exception constituted approximately 2% of our member distribution cooperatives’ total energy requirements in 2019.

There are two additional limited exceptions to the all-requirements nature of the contracts.  One exception permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW and associated energy from its owned generation or from other suppliers.  The other exception permits our member distribution cooperatives to purchase additional power from other suppliers in limited circumstances following approval by our board of directors.  As of December 31, 2019, none of our member distribution cooperatives had utilized this exception.

If all of our member distribution cooperatives elected to utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 178 MW of demand and associated energy.  The following table summarizes the cumulative removal of load requirements under this exception.

As of December 31,	MW
2017	65
2018	107
2019	108

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

More specifically, the formula rate is intended to meet all of our costs, expenses, and financial obligations associated with our ownership, operation, maintenance, repair, replacement, improvement, modification, retirement, and decommissioning of our generating plants, transmission system, or related facilities; services provided to the member distribution cooperatives; and the acquisition and transmission of power or related services, including:

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

In accordance with the wholesale power contracts, our board of directors will review our formula rate at least every three years to determine if it reflects and recovers all costs and expenses indicated above, and if it represents the best way to allocate these costs and expenses among our member distribution cooperatives.  In making this review, our board of directors will consider if the formula rate results in the proper price signals to our member distribution cooperatives.  Due to changes in the energy sector generally and PJM specifically, the review of our formula rate often identifies new or changing bases for the costs we incur.  We will not modify our formula rate in any manner that would result in a failure to recover all of our costs and other amounts described above.

A committee of our board of directors is currently conducting a review of our formula rate.  Because modifications to our formula rate are not intended to modify the aggregate amount that we collect from our member distribution cooperatives, but rather how we allocate that aggregate amount, the opportunity exists for disagreements with or among our member distribution cooperatives, or with us, regarding the best formula rate structure.  As the factors impacting our costs change with the evolving energy sector and PJM market, the potential for these disagreements increases.  One of our member distribution cooperatives, SVEC, has indicated it is concerned with potential modifications to our formula rate that the board committee is considering but has not yet recommended to the entire board of directors for approval.  We are working with our member distribution cooperatives, including SVEC, to assure that all concerns are fully understood and to reach a resolution on any modifications.  We cannot be certain, however, that a mutually agreeable resolution will occur.

We currently anticipate that we will file an application with FERC in 2020 for approval of modifications to our formula rate.  Given the likely reallocation of some of our costs, the possibility exists that one or more parties may intervene in the FERC proceeding and seek to change the modifications we propose, or request that FERC reject the modifications altogether.  We anticipate that if FERC approval of the requested modifications are contested, delayed, or rejected, we will continue to recover all of our costs and other amounts under the wholesale power contracts.

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

Competition

Delaware and Maryland each have laws unbundling the power component (also known as the generation component) of electric service to retail customers, while maintaining regulation of transmission and distribution services.  All retail customers in Delaware, including customers of DEC, are currently permitted to purchase power from a registered supplier only after DEC approves the supplier’s ability to do business in its service territory.  All retail customers in Maryland, including customers of CEC, are currently permitted to purchase power from the registered supplier of their choice.  As of March 1, 2020, no retail customer of DEC or CEC has switched to an alternative power supplier.

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year.  Currently, no customer of our member distribution cooperatives has elected to choose an alternate supplier under this provision.  Retail choice is also available to any customer whose noncoincident peak demand exceeds 90 MW.  Additionally, all Virginia retail customers are permitted to select an alternative power supplier that provides 100% renewable energy if their incumbent utility, such as one of our member distribution cooperatives, does not offer this same option.  As of December 31, 2019, eight of our nine Virginia member distribution cooperatives provided this option.

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

	Year Ended December 31,
	2019		2018		2017
	(in MWh and percentages)
Generated:
Wildcat Point (1)	3,400,633	27.2%	3,126,313	23.0%	—	—%
North Anna	1,777,573	14.2	1,855,680	13.7	1,870,626	15.7
Clover	640,119	5.1	1,437,719	10.6	1,616,377	13.6
Louisa	494,283	4.0	544,390	4.0	262,797	2.2
Marsh Run	716,390	5.8	572,434	4.2	472,447	4.0
Rock Springs (2)	—	—	212,957	1.6	143,571	1.2
Distributed Generation	2,327	—	1,434	—	605	—
Total Generated	7,031,325	56.3	7,750,927	57.1	4,366,423	36.7
Purchased:
Other than renewable:
Long-term and short-term	2,665,167	21.3	2,924,477	21.5	4,913,333	41.3
Spot market	2,047,654	16.4	2,091,063	15.4	1,849,489	15.5
Total Other than renewable	4,712,821	37.7	5,015,540	36.9	6,762,822	56.8
Renewable (3)	752,405	6.0	808,052	6.0	777,505	6.5
Total Purchased	5,465,226	43.7	5,823,592	42.9	7,540,327	63.3
Total Available Energy	12,496,551	100.0%	13,574,519	100.0%	11,906,750	100.0%

(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Rock Springs and related assets were sold on September 14, 2018.
(3)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

In 2019, our generating facilities satisfied approximately 93.1% of our PJM capacity obligation.  For a description of our generating facilities, see “Properties” in Item 2.  In 2019, we obtained the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts.  See “PJM” below.  The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases.  See “Power Purchase Contracts” below.

In 2019, our peak demand obligation to our member distribution cooperatives occurred in January and was 2,954 MW.

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

Power Supply Planning

By utilizing various long-term and short-term planning processes and models, we continually evaluate power supply options available to us to meet the needs of our member distribution cooperatives.  We have policies that establish targets that define how our projected power needs will be met, and one of the ways we manage these targets is the utilization of hedging.  We use hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power and fuel market price risks.  These hedging instruments have varying time periods ranging from one month to multiple years in advance.  Additionally, we evaluate other power supply options including the acquisition, development, or disposition of generating facilities.

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

All of our member distribution cooperatives’ service territories are located in PJM.  As a member of PJM, we are subject to the operations of PJM, and our generating facilities are under dispatch control of PJM.  We transmit power to our member distribution cooperatives through the transmission facilities subject to operational control of PJM.  We have agreements with PJM that provide us with access to transmission facilities under PJM’s operational control as necessary to deliver energy to our member distribution cooperatives.  We own a limited amount of transmission facilities. See “Properties—Transmission” in Item 2.

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

PJM rules require that load serving entities, such as ODEC, meet certain minimum capacity obligations.  These obligations can be met through a combination of owned generation resources and purchases under bilateral agreements and from forward capacity auctions under PJM’s capacity construct, known as RPM.  The purpose of PJM’s capacity construct is to develop a longer-term pricing program for capacity resources, to provide localized pricing for capacity, and to reduce the resulting investment risk to owners of generating resources, thus encouraging new investment in generating facilities.  The value of capacity resources can vary by location and RPM provides for the recognition of the locational value.  To date, PJM has conducted capacity auctions for capacity to be supplied through May 31, 2022.  Each annual auction is typically held 36 months before each subsequent delivery year, and incremental auctions may be held at prescribed dates after the base residual auction for each delivery year to adjust for changes to the load forecast and the availability of capacity.  Currently, the capacity auctions are suspended until PJM complies with FERC’s ruling on PJM’s Minimum Offer Price Rule.

Concurrent with the PJM delivery year beginning June 1, 2016, the PJM tariff provides for a new component referred to as capacity performance, which is intended to improve the reliability of the power grid by increasing the availability of generating units, especially during emergency conditions.  Generation owners, such as ODEC, could earn increased compensation for capacity for some of their generating units and will be exposed to significantly higher charges if their generation units do not perform during emergency conditions.  For the PJM delivery year beginning June 1, 2016, qualifying generating units were allowed to be voluntarily offered into PJM’s capacity auction as a capacity performance unit.  A unit not offered as a capacity performance unit, known as a base capacity unit, will be excluded from the assessment of the charges for non-performance during the winter months.  Starting with the delivery year beginning June 1, 2020, PJM will require all generating resources to be offered as capacity performance units, eliminating the base capacity option.

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

Renewables

We have contracts with companies that own and operate wind, solar, and landfill gas facilities.  We purchase nearly 300 MWac of capacity from renewable facilities that are operational.  In 2018, we entered into an additional contract to purchase the output of a 75 MWac solar facility that is under development.  Our renewable contracts allow us to buy output, including renewable energy credits, from the renewable facilities at predetermined prices.  We sell these renewable energy credits to our member distribution cooperatives and non-members.  We do not own or operate any of these facilities and are not responsible for their operational costs or performance.  During 2019, we entered into an agreement with EDF Renewables North America to develop distributed solar projects across our service territories in Virginia, Delaware, and Maryland, and we will purchase the power from these projects through power purchase agreements.  We anticipate these distributed solar projects will have a capacity greater than 50 MWac and be operational in 2020 and 2021.

Fuel Supply

Natural Gas

Wildcat Point and our combustion turbine facilities are fueled by natural gas and are located adjacent to natural gas transmission pipelines.  We are responsible for procuring the natural gas to be used by all of our units at these facilities and have developed and utilize a natural gas supply strategy.  The strategy includes securing transportation contracts and incorporating the ability to use No. 2 distillate fuel oil as a backup fuel for Louisa and Marsh Run.  We have identified our primary natural gas suppliers and have negotiated the contracts needed for procurement of physical natural gas.  We have put in place strategies and mechanisms to financially hedge our natural gas needs.  We anticipate that sufficient supplies of natural gas will be available in the future to support the operation of Wildcat Point and our combustion turbine facilities, but significant price volatility may occur.  See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE.  The DOE did not begin accepting spent fuel in 1998 as specified in its contract with Virginia Power.  As a result, Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred and in 2012 signed a settlement agreement with the DOE, which provides for periodic payments for damages.  See “Note 1—Summary of Significant Accounting Policies—Nuclear Fuel” in the Notes to Consolidated Financial Statements in Item 8.

Coal

Virginia Power, as operating agent of Clover, has the sole authority and responsibility to procure coal for the facility.  Virginia Power advises us that it uses both long-term contracts and short-term spot agreements to acquire the low sulfur bituminous coal used to fuel the facility.  We are not a direct party to any of these procurement contracts and we do not control their terms or duration.  As of December 31, 2019 and December 31, 2018, based on Clover running at full capacity, there was a 58-day and a 34-day supply of coal, respectively.  We anticipate that sufficient supplies of coal will be available in the future to operate the facility when dispatched by PJM.  See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

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

Environmental

We are subject to federal, state, and local laws and regulations, and permits designed to both protect human health and the environment and to regulate the emission, discharge, or release of pollutants into the environment.  We believe that we are in material compliance with all current requirements of such environmental laws and regulations and permits.  However, as with all electric utilities, the operation of our generating units could be affected by future changes in environmental laws and regulations.  We continue to monitor activity related to changes in environmental laws and regulations, including new requirements.  Capital expenditures and increased operating costs required to comply with any future regulations could be significant.  See “Risk Factors” in Item 1A.  Our capital expenditures for environmental improvements at our generating facilities were approximately $0.3 million and $5.1 million in 2019 and 2018, respectively.

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

Cross-State Air Pollution Rule (“CSAPR”)

CSAPR requires 27 states and the District of Columbia to significantly improve air quality by reducing power plant SO2 and NOx emissions that contribute to ozone and fine particle pollution in other states.  Based upon published allocations/new source set-aside allowances for Virginia and Maryland, we anticipate that we will continue to purchase NOx and a limited number of SO2 CSAPR allowances for Clover.  Wildcat Point will apply for new source set-aside NOx allowances from Maryland and will purchase allowances for any emissions that exceed the number of new source set-aside allowances received.  Currently, there is an adequate supply of NOx allowances available for purchase for Wildcat Point.  The number of set-aside allowances available for Wildcat Point will depend on the number of new sources requesting the allowances.  Because the CSAPR allowance market is relatively new, we cannot predict the potential financial impact of such purchases.

Acid Rain Program

Under the CAA’s Acid Rain Program, each of our fossil fuel-fired plants must have SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually.  The total number of SO2 allowances for all facilities is capped, and individual allowances are issued to facilities on the basis of past utilization and other factors.  SO2 allowances issued to individual sources can be traded.  As a facility that was built before the Acid Rain Program, Clover receives an annual allocation of SO2 allowances at no cost based upon its baseline operations.  Our newer facilities, Louisa, Marsh Run, and Wildcat Point, however, need to obtain allowances under the Acid Rain Program.  Because they are primarily gas-fired generating facilities, the number of SO2 allowances these newer facilities must obtain is typically minimal and can be supplied from any excess SO2 allowances allocated to Clover.

Mercury and Air Toxics Standards (“MATS”)

MATS regulates mercury, acid gases, and other air toxic organic compounds from coal and oil-fired power plants.  Coal and oil-fired power plants are required to meet maximum achievable control technology standards to control the pollutants regulated by MATS.  Clover has demonstrated compliance with this rule and continues to submit periodic reports.  We do not anticipate that any additional emissions control measures will be required to continue to comply with MATS due to the existing pollution control equipment, which removes greater than 90% of the mercury emitted from the facility.

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

Affordable Clean Energy Rule (“ACE”)

On September 6, 2019, ACE, a replacement rule for the Clean Power Plan, became effective and requires that each state implement plans to meet state-specific carbon emissions reductions no later than July 8, 2022.  We have ownership interests in generating facilities in Virginia and Maryland and are exposed to the impact of inconsistent standards between states as well as the uncertainty of the implementation plans.  We are closely monitoring the rulemaking related to ACE, and we currently cannot predict the impact of ACE on our existing facilities due to the uncertainties and complexities of the regulations.

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

Regional Greenhouse Gas Initiative (“RGGI”)

RGGI provides the framework for and administers a cap-and-trade program to regulate and reduce CO2 emissions among participating northeastern and Mid-Atlantic States, including Delaware and Maryland.  Under the RGGI requirements, we are required to purchase RGGI CO2 allowances for each ton of CO2 emitted by Wildcat Point.  During 2019, Wildcat Point applied for and was awarded a portion of the allowances from the Maryland clean generation set-aside account and these allowances are available for Wildcat Point to use through 2022.  We continue to project that there will be an adequate supply of CO2 allowances available for purchase to support Wildcat Point.  In 2020, the Virginia

General Assembly passed legislation, yet to be signed by the governor, to authorize Virginia to join RGGI in 2021 pursuant to the regulation adopted by the VAPCB in 2019.  See “Virginia CO2 Regulation” below.

Virginia CO2 Regulation

On April 19, 2019, the VAPCB approved a regulation that would reduce and limit CO2 emissions from large (greater than 25 MW) electric power generating facilities by linking Virginia to the RGGI CO2 cap and trade program.  On May 2, 2019, Virginia Governor Ralph Northam signed the state budget, which included a provision inserted by the legislature that prohibits Virginia from making expenditures related to RGGI without state legislative approval.  In March of 2020, the Virginia General Assembly passed legislation, yet to be signed by the governor, authorizing Virginia to join (rather than link to) RGGI in 2021 pursuant to the 2019 regulation.  All CO2 emission allowances are to be auctioned, and ODEC will have to purchase allowances for CO2 emissions from Clover, Louisa, and Marsh Run generation facilities.  The legislation requires the VAPCB to establish rules by 2025 to reduce CO2 emissions from the electric sector between 2031 and 2050, and specifies that no emission allowances are to be issued in 2050 or future years.  The VAPCB may establish its own auction program to sell allowances during the period between 2031 and 2050, or use an existing multistate trading system such as RGGI.  The legislation also requires that all investor-owned utility generating facilities that emit CO2 as a by-product of combustion close by December 31, 2045, which would include the Clover generation facility, which we co-own with Virginia Power, an investor-owned utility.  The legislation also calls for the state to evaluate options for the electric sector to achieve zero greenhouse gas emissions by 2050, and to report to the legislature on the recommendations from that evaluation by January 1, 2022.  ODEC will continue to be engaged in development and implementation of the Virginia CO2 regulation process.

Clean Water Act

The Clean Water Act and applicable state laws regulate water intake structures, discharges of cooling water, storm water runoff, and other wastewater discharges at our generating facilities.  Our water permits are subject to periodic review and renewal proceedings, and can be made more restrictive over time.  Limitations on the thermal discharges in cooling water, or withdrawal of cooling water during low flow conditions, can restrict our operations.  In 2013, the EPA proposed revising limits on certain toxic pollutants that would require most steam electric (including coal and natural gas-fired combined cycle) facilities to strengthen existing, or implement new, controls to manage water discharges from their sites.  On November 3, 2015, the EPA issued the final rule, known as the Steam Electric Effluent Limitation Guidelines, which revised the guidelines to set the first limits on the levels of toxic metals in wastewater that can be discharged from power plants.  The final rule sets new or additional requirements for wastewater streams from flue gas desulfurization, fly ash, bottom ash, flue gas mercury control, and gasification of fuels such as coal and petroleum coke.

In 2016, several industry parties represented by the Utility Water Act Group filed briefs in a proceeding objecting to the final rule.  The briefs alleged several instances where it is believed that the EPA violated standards and procedures in producing the guidelines.  On September 13, 2017, a final rule was issued postponing compliance dates for “best available technology economically achievable” effluent limitations and pretreatment standards for two waste streams of existing sources, bottom ash transport water and flue-gas desulfurization wastewater, for a period of two years.   The EPA published a proposal for revised effluent limitation guideline standards for bottom ash and transport water, and scrubber wastewater in the Federal Register on November 22, 2019.  Comments were due by January 21, 2020, and a final rule is expected in 2020.  We do not currently expect a significant impact on our facility operations. We are currently in compliance and will continue to follow this rulemaking in order to determine potential future impacts related to our facilities.

Resource Conservation and Recovery Act, as amended (“RCRA”)

The EPA regulates CCRs under the RCRA to address the risks from disposal of CCRs generated by coal combustion at electric generating facilities.  The regulations governing the “Disposal of Coal Combustion Residuals for Electric Utilities” address risks related to coal ash disposal, such as leaching of contaminants into groundwater, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash surface impoundments affecting downstream resources.  The regulations establish technical requirements for CCR landfills and surface impoundments, and for monitoring and cleanup of affected soil or groundwater.  Also, under the regulations, facilities are subject to recordkeeping requirements, requirements to notify the state, and a requirement to develop and maintain a publicly available internet site containing information on its actions to comply with the elements of the final rule.

Since the regulations were adopted, the EPA has proposed revisions that are risk-based and would extend the compliance deadlines.  We currently anticipate final revisions to the regulations by the end of 2020.  We continue to monitor these revisions to the regulations and the potential impact on the operations at Clover.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating ODEC.  These risk factors could affect our actual results and cause these results to differ materially from those expressed in any forward-looking statements of ODEC.  Other risks and uncertainties, in addition to those that are described below, may also impair our business operations.  We consider the risks listed below to be material, but you may view risks differently than we do and we may omit a risk that we consider immaterial but you consider important.  An adverse outcome of any of the following risks could materially affect our business or financial condition.  These risk factors should be read in conjunction with the other detailed information set forth elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Caution Regarding Forward-looking Statements,” and the notes to Consolidated Financial Statements in Item 8.

Our financial condition is largely dependent upon our member distribution cooperatives.

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations to us under their wholesale power contracts.  In 2019, 63.3% of our revenues from sales to our member distribution cooperatives were received from our three largest members, REC, SVEC, and DEC.  The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formula rate.  Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval, with limited exceptions.  See “Wholesale Power Contracts” in Item 1.

One of those exceptions requiring FERC approval relates to modifications to our formula rate.  The formula rate is intended to allocate our costs based on how they are incurred.  As the factors impacting our costs change with the evolving energy sector and PJM market, the potential increases for disagreements with or among our member distribution cooperatives about cost allocation.  We currently anticipate that we will file an application with FERC in 2020 for approval of some modifications.  As a result, one or more of our member distribution cooperatives, or its customers, could challenge the proposed modifications.  Such a challenge would not cause us to fail to recover all of our costs and other amounts to be collected under the wholesale power contracts, but could interfere with our ability to work as effectively as an organization as otherwise would be the case.  See “Wholesale Power Contracts” in Item 1.

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

We are subject to changes in fuel costs for our generating facilities, which could increase the cost of generating power.  We are also exposed to changes in purchased power costs.  Increases in fuel costs and purchased power costs increase the cost to our member distribution cooperatives.  Factors that could influence fuel and purchased power costs include:

•	weather;
•	supply and demand;
•	the availability of competitively priced alternative energy sources;
•	constraints related to the transportation of fuels;
•	price competition among fuels used to produce electricity, including natural gas, coal, and oil;
•	availability and efficient operation of our generating facilities;
•	transmission constraints;
•	the impact of implementation of new technologies in the power industry, such as energy storage technologies;
•	federal, state, and local energy and environmental regulation and legislation, including increased regulation of the extraction of natural gas and coal; and
•	war, acts and threats of terrorism, sabotage, natural disasters, pandemics, and other catastrophic events.

Historically, our power supply strategy had relied substantially on purchases of energy from other power suppliers.  However, in 2018, our Wildcat Point generation facility achieved commercial operation, which increased our purchases of fuel and reduced our reliance on purchases of energy.  In 2019, we purchased approximately 43.7% of our energy resources.  These purchases consisted of a combination of purchases under physically-delivered forward contracts and purchases of energy in the spot market.  Our reliance on purchases of energy from other suppliers will continue in the future.  Our reliance on energy purchases could also increase because the operation of our generating facilities is subject to many risks, including changes in their dispatch, shutdown, or breakdown or failure of equipment.

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

Our generating assets may be impacted by regulatory changes in PJM.

PJM, an RTO, coordinates and establishes policies for the generation, purchase, and sale of capacity and energy in the control areas of its members.  We are a member of PJM and we participate in its energy, capacity, and transmission services markets to serve our member distribution cooperatives.  All of our member distribution cooperatives’ service territories are located in PJM.  As a member of PJM, we are subject to the operations of PJM, and our generating facilities are under dispatch control of PJM.  Material regulatory changes by FERC impacting the operations of PJM, including the design of the wholesale markets or its interpretation of market rules, or changes to pricing rules or rules involving revenue calculations, could adversely impact our costs or operations.

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

On September 6, 2019, ACE, a replacement rule for the Clean Power Plan, became effective and requires that each state implement plans to meet state-specific carbon emissions reductions no later than July 8, 2022.  We have ownership interests in generating facilities in Virginia and Maryland and are exposed to the impact of inconsistent standards between states as well as the uncertainty of the implementation plans.  We are closely monitoring the rulemaking related to ACE, and we currently cannot predict the impact of ACE on our existing facilities due to the uncertainties and complexities of the regulations.

In March of 2020, the Virginia General Assembly passed legislation, yet to be signed by the governor, authorizing Virginia to join RGGI in 2021 pursuant to the 2019 regulation that established an emission limitation program to reduce CO2 from electric power facilities.  This regulation could result in increased costs to generate power in Virginia.  See “Item 1 Business—Regulation—Virginia CO2 Regulation.”

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

We have an 11.6% undivided ownership interest in North Anna, which provided approximately 14.2% of our energy requirements in 2019.  Ownership of an interest in a nuclear generating facility involves risks, including:

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

We may have operational deficiencies or catastrophic events related to our generating and transmission facilities.

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

We use various hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power market price risks.  These hedging instruments generally include collateral requirements that require us to deposit funds or post letters of credit with counterparties when their credit exposure to us is in excess of agreed upon credit limits.  When commodity prices decrease to levels below the levels where we have hedged future costs, we may be required to use a material portion of our cash or revolving credit facility to cover these collateral requirements.

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

War, acts and threats of terrorism, sabotage, natural disasters, pandemics, and other catastrophic events could adversely affect our operations.

We cannot predict the impact that any future terrorist attack, sabotage, natural disaster, or pandemic may have on the energy industry in general, or on our business in particular.  Infrastructure facilities, such as electric generating, transmission, and distribution facilities, and RTOs, could be direct targets of, or indirect casualties of, an act of terror or sabotage.  The physical compromise of our facilities could adversely affect our ability to operate or manage our facilities effectively.  Additionally, any military strikes or sustained military campaign may affect the operation of our facilities in unpredictable ways, such as changes in financial markets, and disruptions of fuel supplies and energy markets.  Instability in financial markets as a result of war, terrorism, sabotage, natural disasters, pandemics, credit crises, recession, or other factors could have a significant negative effect on the U.S. economy, affect the availability or delivery of parts or materials that we need to operate our business, or increase the cost of financing and insurance coverage, which could negatively impact our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal properties consist of our interest in five electric generating facilities, additional distributed generation facilities across our member distribution cooperatives’ service territories, and a limited amount of transmission facilities.  Substantially all of our physical properties are subject to the lien of our Indenture.  Our generating facilities consist of the following:

Generating Facility	Ownership Interest	Location	Primary Fuel	Commercial Operation Date	Net Capacity Entitlement (1)
Wildcat Point	100%	Cecil County, Maryland	Natural Gas	04/2018	973 MW

North Anna	11.6%	Louisa County, Virginia	Nuclear	Unit 1 – 06/1978 (2) Unit 2 – 12/1980 (2)	110 MW 110 MW
					220 MW

Clover	50%	Halifax County, Virginia	Coal	Unit 1 – 10/1995 Unit 2 – 03/1996	220 MW 218 MW
					438 MW

Louisa	100%	Louisa County, Virginia	Natural Gas (3)	06/2003	504 MW

Marsh Run	100%	Fauquier County, Virginia	Natural Gas (3)	09/2004	504 MW

Distributed Generation	100%	Multiple	Diesel	07/2002 05/2016	20 MW 6 MW
					26 MW

				Total	2,665 MW

(1)

Represents the projected maximum dependable capacity in summer conditions for Wildcat Point.  Represents an approximation of our entitlement to the maximum dependable capacity in summer conditions for North Anna and Clover.  Represents a nominal average of summer and winter capacities for Louisa and Marsh Run.

(2)	We purchased our 11.6% undivided ownership interest in North Anna in December 1983.
(3)	The units at this facility also operate on No. 2 distillate fuel oil as an alternate fuel source.

Generating Facilities by Primary Fuel

Wildcat Point

Wildcat Point is a combined-cycle generation facility that consists of two combustion turbines, two heat recovery steam generators, and one steam turbine generator.  We are responsible for the operation and maintenance of Wildcat Point and we supply all services, goods, and materials required to operate and maintain the facility, including arranging for the transportation and supply of the natural gas required by the facility.

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

Marsh Run

Marsh Run consists of three combustion turbines.  We are responsible for the operation and maintenance of Marsh Run and we supply all services, goods, and materials required to operate and maintain the facility, including arranging for the transportation and supply of the natural gas and No. 2 distillate fuel oil required by the facility.

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

ITEM 3. LEGAL PROCEEDINGS

Recovery of Costs from PJM

In 2014, we filed a petition at FERC seeking recovery from PJM of approximately $14.9 million of unreimbursed costs, which were incurred during the first quarter of 2014 related to the dispatch of our combustion turbine facilities.  In 2015, FERC denied our petition, we filed a request for rehearing, and FERC issued an order granting rehearing for the limited purpose of FERC's further consideration of the matter.  In 2016, FERC denied our request for rehearing and, on June 15, 2018, the United States Court of Appeals for the District of Columbia Circuit denied our Petition for Review.  We continue to pursue recovery as a separate breach of an oral contract claim in the Circuit Court for the County of Henrico in the Commonwealth of Virginia.  PJM removed the matter to United States District Court for the Eastern District of Virginia in July of 2019 and filed a motion to dismiss.  In 2019, we filed a motion to remand the matter to state court.  We continue to await the ruling on both motions.  We have not recorded a receivable related to this matter.

Wildcat Point

In 2017, WOPC, a joint venture between PCL Industrial Construction Company and Sargent & Lundy, L.L.C., as EPC contractor, made a claim against Alstom and us for recovery of additional amounts under the EPC contract for Wildcat Point.  Additionally, in 2017, we filed a complaint alleging that WOPC breached the EPC contract.  Subsequently, the United States District Court for the Eastern District of Virginia ordered that the WOPC complaint against Alstom and us, our complaint against WOPC, and a separate complaint filed by WOPC against Mitsubishi, be consolidated.  On January 9, 2020, ODEC and WOPC settled their dispute and ODEC was dismissed as a party from the case.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below present selected historical information relating to our financial condition and results of operations.  The financial data for the five years ended December 31, 2019, is derived from our audited consolidated financial statements.  You should read the information contained in this table together with our consolidated financial statements, the related notes to the consolidated financial statements, and the discussion of this information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except ratios)
Statement of Operations Data
Operating Revenues	$932,682	$932,568	$753,107	$877,871	$1,020,028
Operating Margin	72,796	63,356	39,974	45,192	48,953
Net Margin attributable to ODEC	16,954	13,279	26,627	17,637	11,879

Margins for Interest Ratio	1.29	1.26	2.13	1.67	1.27

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands, except ratios)
Balance Sheet Data
Net Electric Plant	$1,657,088	$1,639,896	$1,703,291	$1,650,918	$1,457,573
Total Investments	216,488	182,017	297,502	270,268	254,624
Other Assets	295,668	244,988	208,369	208,930	289,402
Total Assets	$2,169,244	$2,066,901	$2,209,162	$2,130,116	$2,001,599

Patronage capital (1)	$441,311	$428,663	$415,384	$402,857	$390,976
Non-controlling interest	5,846	5,776	5,744	5,725	5,704
Long-term debt (2)	1,117,867	1,158,141	1,198,396	990,083	1,017,926
Revolving credit facility	67,200	—	43,400	152,000	—
Long-term debt due within one year	40,792	40,792	40,792	28,292	28,292
Total Capitalization and Short-term Debt	$1,673,016	$1,633,372	$1,703,716	$1,578,957	$1,442,898

Equity Ratio (3)	26.5%	26.3%	24.5%	25.6%	27.2%

(1)

For 2019, patronage capital includes a $4.3 million equity contribution and a $4.3 million patronage capital retirement.  For 2017, patronage capital includes a $14.1 million equity contribution and a $14.1 million patronage capital retirement.  For 2016, patronage capital includes a $5.8 million equity contribution and a $5.8 million patronage capital retirement.

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

Our results for the year ended December 31, 2019, were primarily impacted by the operational availability and PJM’s economic dispatch of our generating facilities, commercial operation of Wildcat Point, PJM charges for network transmission services, and the amortization of the gain on the sale of Rock Springs and related assets.

•

Generation from our owned facilities decreased 9.3%, as compared to the same period in 2018.  Generation from Wildcat Point, which achieved commercial operation and was available for dispatch by PJM on April 17, 2018, increased 8.8%, whereas generation from Clover decreased 55.5% due to scheduled outages and PJM’s economic dispatch of the facility, and generation from North Anna decreased 4.2% due to scheduled outages.  Generation from our combustion turbine facilities decreased 9.0%, primarily due to the sale of Rock Springs and related assets on September 14, 2018.  The decrease in total generation and scheduled outages contributed to the $14.2 million, or 7.6%, decrease in fuel expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased 16.4%.  Purchased energy expense decreased $79.8 million, or 21.4%, due to the 16.2% decrease in the average cost of purchased energy and the 6.2% decrease in the volume of purchased energy.  The decrease in purchased energy expense was partially offset by the $14.5 million, or 61.0%, increase in capacity-related purchased power expense.

•	Transmission expense increased $24.4 million, or 18.0%, due to PJM charges for network transmission services.
•

Amortization of the gain on the sale of Rock Springs and related assets reduced our demand costs by $37.7 million.  See “Factors Affecting Results—Generating Facilities—Sale of Rock Springs Combustion Turbine Facility.”

As a result of these and other factors, demand revenues from our member distribution cooperatives increased $50.2 million, or 13.3%, and energy revenues from our member distribution cooperatives decreased $17.2 million, or 3.5%.  Additionally, deferred energy expense changed by $44.9 million, from a $22.4 million under-collection in 2018 to a $22.5 million over-collection in 2019.

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of ODEC and TEC.  See “Note 1—Summary of Significant Accounting Policies—General” in the Notes to the Consolidated Financial Statements in Item 8.

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

Accounting for Regulated Operations

We are a rate-regulated entity and, as a result, are subject to the accounting requirements of Accounting for Regulated Operations.  In accordance with Accounting for Regulated Operations, certain of our revenues and expenses can be deferred at the discretion of our board of directors, which has budgetary and rate setting authority, if it is probable that these amounts will be collected or returned through our formula rate in future periods.  Regulatory assets represent costs that we expect to collect from our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate.  Regulatory liabilities represent probable future reductions in our revenues associated with amounts that we expect to return to our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate.  See “Factors Affecting Results—Formula Rate” below.  Regulatory assets are generally included in deferred charges and other assets and regulatory liabilities are generally included in deferred credits and other liabilities.  Deferred energy, which can be either a regulatory asset or regulatory liability, is included in current assets or current liabilities, respectively.  We recognize regulatory assets and liabilities as expenses or as a reduction in expenses, respectively, concurrent with their recovery through rates.

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Margin Stabilization adjustment	$7,175	$15,312	$34,144

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna.  As of December 31, 2019 and 2018, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $152.4 million, or 87.8% of total asset retirement obligations, and $110.2 million, or 84.5% of our total asset retirement obligations, respectively.  Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts.  The third-party experts provide us with periodic site-specific “base year” cost studies in order to estimate the nature, cost, and timing of planned decommissioning activities for North Anna.  These cost studies are based on relevant information available at the time they are performed, however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results.  In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption.  Our current estimate is based on a study that was performed in 2019 and adopted effective December 31, 2019, which resulted in an increase in our asset retirement obligation of $37.6 million.  We are not aware of any events that have occurred since the 2019 study that would materially impact our estimate.  See "Note 3—Accounting for Asset Retirement and Environmental Obligations” in the Notes to Consolidated Financial Statements in Item 8.

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities.  The following table details the weighted average cost escalation rates used by the study:

Year Study Performed	Weighted Average Cost Escalation Rate
2002	3.27%
2005	2.42
2009	2.30
2014	2.04
2019	1.85

The weighted average cost escalation rate was applied if the cash flows increased as compared to the previous study.  The original weighted average cost escalation rate was applied if the cash flows decreased as compared to the previous study.  The use of alternative rates would have been material to the liabilities recognized.  For example, had we increased the cost escalation rates by 0.5%, the amount recognized as of December 31, 2019, for our asset retirement obligations related to nuclear decommissioning would have been $41.9 million higher.

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

Generally, derivatives are reported at fair value on our Consolidated Balance Sheet in the regulatory assets or regulatory liabilities account, and deferred charges and other assets–other or deferred credits and other liabilities–other.  The measurement of fair value is based on actively quoted market prices, if available.  Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications.

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

Demand costs, which are primarily fixed costs, such as capacity costs under power purchase contracts with third parties, transmission costs, administrative and general expenses, depreciation expense, interest expense, margin requirement, and additional equity contributions approved by our board of directors, are recovered through our demand rates.  The formula rate allows us to change the actual demand rates we charge as our demand-related costs change, without FERC approval, with the exception of decommissioning cost, which is a fixed number in the formula rate that requires FERC approval prior to any adjustment.  FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula.  Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates.  We collect our total demand costs through the following three separate rates:

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

The heating and cooling degree days for the past three years were as follows:

	2019	2018	2017
Heating degree days	3,228	3,145	2,875
Cooling degree days	1,554	1,492	1,182
•	Economy – General economic conditions have an impact on the rate of growth of our member distribution cooperatives’ energy requirements.
•	Residential growth – Residential growth in our member distribution cooperatives’ service territories and increases in consumption levels increase the requirements for power.
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

In 2019, our generating facilities satisfied approximately 93.1% of our PJM capacity obligation and 56.3% of our energy requirements.   We obtained the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts.  The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases.  See “Business—Power Supply Resources” in Item 1 and “Properties” in Item 2.

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

Transmission owners within PJM have made significant investments in their transmission systems.  Because transmission rates are established to recover the cost of investment plus a return on the investment, PJM's rates for network transmission services have increased significantly in recent years.  Our transmission costs are impacted each year by billing determinants, which are based on our usage during the peak hour of the year for each transmission area.  See “Results of Operations—Operating Expenses” below.

Limited Exception under Wholesale Power Contracts

We have a wholesale power contract with each of our member distribution cooperatives.  Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions.  One of the limited exceptions permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW and associated energy from its owned generation or from other suppliers.  If all of our member distribution cooperatives elected to utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 178 MW of demand and associated energy.  We do not anticipate that either the current or potential full utilization of this exception by our member distribution cooperatives will have a material impact on our financial condition, results of operations, or cash flows.  For further discussion on Wholesale Power Contracts, see “Business—Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch control of PJM.  See “—PJM” above.

Operational Availability

The operational availability of our owned generating resources for the past three years was as follows:

	Year Ended December 31,
	2019 (1)	2018	2017
Wildcat Point (2)	75.6%	84.2%	—%
North Anna	91.3	94.9	95.3
Clover	68.9	78.8	78.8
Louisa	94.5	97.2	93.4
Marsh Run	94.2	95.2	96.8
Rock Springs (3)	—	92.0	95.4

(1)	Generating facilities operational availabilities were impacted by scheduled outages in 2019.
(2)	Wildcat Point achieved commercial operation on April 17, 2018.
(3)	Rock Springs and related assets were sold on September 14, 2018.

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the past three years as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Year Ended December 31,
	2019	2018	2017
Wildcat Point (1) (2)	40.7%	51.8%	—%
North Anna (3)	92.5	96.5	97.3
Clover (4)	17.1	38.8	43.5

(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Wildcat Point capacity factors were impacted by scheduled outages in 2019 and PJM’s economic dispatch of the facility.
(3)	North Anna capacity factors were impacted by scheduled outages in 2019.
(4)	Clover capacity factors were impacted by scheduled outages in 2019, 2018, and 2017 and PJM’s economic dispatch of the facility.

Each unit at North Anna is scheduled for refueling approximately every 18 months.  While only one unit is refueled at a time, this refueling schedule typically results in both units being off-line for refueling during the same calendar year once every three years.  During 2019, both units at North Anna were off-line for refueling and during 2018 and 2017, one unit at North Anna was off-line for refueling.

Sale of Rock Springs Combustion Turbine Facility

On September 14, 2018, we sold our interest in Rock Springs and related assets to EPRS for $115 million.  Prior to the sale, we and EPRS had each individually owned two natural gas-fired combustion turbine units and a 50% undivided interest in related common facilities at Rock Springs.  The transaction resulted in a gain of $42.7 million, which our board of directors approved to defer as a regulatory liability.  We amortized $5.0 million of the gain in 2018 and the remaining $37.7 million was amortized in 2019.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues by type of purchaser and our energy sales in MWh for the past three years were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$471,767	$488,949	$412,349
Renewable energy credits	26	16	19
Demand revenues	426,678	376,444	319,208
Total revenues from sales to member distribution cooperatives	898,471	865,409	731,576
Non-members
Energy revenues	29,483	64,209	16,356
Renewable energy credits	4,672	2,950	5,175
Demand revenues	56	—	—
Total revenues from sales to non-members	34,211	67,159	21,531
Total operating revenues	$932,682	$932,568	$753,107

Energy sales to:	(in MWh)
Member distribution cooperatives	11,483,669	11,872,158	11,419,738
Non-members	946,311	1,638,715	458,763
Total energy sales	12,429,980	13,510,873	11,878,501

Average cost of energy to member distribution cooperatives (per MWh)	$41.08	$41.18	$36.11
Average total cost to member distribution cooperatives (per MWh)	$78.24	$72.89	$64.06

Member Distribution Cooperatives

In 2019, total revenues from sales to our member distribution cooperatives increased $33.1 million, or 3.8%, as compared to 2018.  Demand revenues increased $50.2 million, or 13.3%, primarily due to increases in transmission expense, capacity-related purchased power expense, operations and maintenance expense, interest charges, net, and depreciation and amortization expense, partially offset by the amortization of regulatory asset/(liability), net.  Energy revenues decreased $17.2 million, or 3.5%, primarily due to the 3.3% decrease in energy sales in MWh to our member distribution cooperatives.

The following table summarizes the changes to our total energy rate since 2017, which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2017	(6.7)
January 1, 2018	11.1
April 1, 2018	3.7
January 1, 2019	(1.3)
January 1, 2020	(16.2)

Operating Expenses

The following is a summary of the components of our operating expenses for the past three years.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Fuel	$172,921	$187,118	$94,603
Purchased power	332,216	397,589	397,387
Transmission	159,995	135,567	97,302
Deferred energy	22,522	(22,400)	(43,698)
Operations and maintenance	74,647	64,705	48,508
Administrative and general	48,938	45,171	42,182
Depreciation and amortization	68,752	62,503	45,433
Amortization of regulatory asset/(liability), net	(35,056)	(15,853)	18,156
Accretion of asset retirement obligations	5,539	5,319	5,044
Taxes, other than income taxes	9,412	9,493	8,216
Total Operating Expenses	$859,886	$869,212	$713,133

Our operating expenses are comprised of the costs that we incur to generate and purchase power to meet the needs of our member distribution cooperatives, and the costs associated with any sales of power to non-members.  Our energy costs generally are variable and include fuel expense, the energy portion of our purchased power expense, and the variable portion of operations and maintenance expense.  Our demand costs generally are fixed and include the capacity portion of our purchased power expense, transmission expense, the fixed portion of operations and maintenance expense, administrative and general expense, and depreciation and amortization expense.  Additionally, all non-operating expenses and income items, including investment income, and interest charges, net are components of our demand costs.  See “Factors Affecting Results—Formula Rate” above.

Total operating expenses decreased $9.3 million, or 1.1%, for 2019 as compared to 2018, primarily as a result of the decreases in purchased power expense, amortization of regulatory asset/(liability), net, and fuel expense; substantially offset by increases in deferred energy expense and transmission expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $65.4 million, or 16.4%, due to the $79.8 million, or 21.4%, decrease in purchased energy, partially offset by the $14.5 million, or 61.0%, increase in capacity-related purchased power expense.  The average cost of purchased energy decreased 16.2% and the volume of purchased energy decreased 6.2%.

•

Amortization of regulatory asset/(liability), net decreased $19.2 million primarily due to the $37.7 million amortization of the gain on the sale of Rock Springs and related assets.  In 2018, we amortized $15.0 million of deferred revenue and $5.0 million of the gain on the sale of Rock Springs and related assets.

•

Fuel expense decreased $14.2 million, or 7.6%, primarily as a result of the 9.3% decrease in generation from our owned facilities.  Generation from Wildcat Point, which achieved commercial operation and was available for dispatch by PJM on April 17, 2018, increased 8.8%, whereas generation from Clover decreased 55.5% due to scheduled outages and PJM’s economic dispatch of the facility, and generation from North Anna decreased 4.2% due to scheduled outages.  Generation from our combustion turbine facilities decreased 9.0%, primarily due to the sale of Rock Springs and related assets on September 14, 2018.

•

Deferred energy expense, which represents the difference between energy revenues and energy expenses, increased $44.9 million.  In 2019 we over-collected $22.5 million and in 2018 we under-collected $22.4 million.

•	Transmission expense increased $24.4 million, or 18.0%, due to PJM charges for network transmission services.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the past three years were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Interest on long-term debt	$(59,931)	$(62,032)	$(59,441)
Interest on revolving credit facility	(802)	(2,083)	(2,384)
Other interest	(2,506)	(2,277)	(809)
Total interest charges	(63,239)	(66,392)	(62,634)
Allowance for borrowed funds used during construction	466	11,170	35,594
Interest charges, net	$(62,773)	$(55,222)	$(27,040)

In 2019, interest charges, net increased $7.6 million as compared to the same period in 2018, due to the $10.7 million decrease in allowance for borrowed funds used during construction (capitalized interest) related to the commencement of the commercial operation of Wildcat Point.

Net Margin Attributable to ODEC

In 2019, net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased $3.7 million, as a result of the $4.3 million equity contribution in 2019 and the absence of an equity contribution in 2018.  See “Factors Affecting Results—Formula Rate” above and "Note 1—Summary of Significant Accounting Policies—Patronage Capital” in the Notes to Consolidated Financial Statements in Item 8.

Discussion of Results of Operations Comparing 2018 to 2017

For discussion of our financial results comparing 2018 to 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 7 of our 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2019.

Financial Condition

The principal changes in our financial condition from December 31, 2018 to December 31, 2019, were caused by increases in revolving credit facility, asset retirement obligations, nuclear decommissioning trust, accounts payable, regulatory liabilities, deferred credits and other liabilities–other, deferred charges and other assets–other, and regulatory assets; and decreases in regulatory liability–deferred gain on sale of asset, accounts payable–members, and deferred energy.

•	Revolving credit facility increased $67.2 million due to outstanding borrowings under this facility.
•

Asset retirement obligations increased $43.2 million primarily due to the change in our asset retirement obligations related to North Anna.  In 2019, a new decommissioning study was performed resulting in an increase to our asset retirement obligation related to North Anna of $37.6 million.

•	Nuclear decommissioning trust increased $37.2 million due to the increase in the market value of our investments.
•	Accounts payable increased $34.4 million primarily due to increased construction-related payables associated with the settlement of our dispute with WOPC.
•	Regulatory liabilities increased $30.2 million primarily due to the increase in the regulatory liability related to the unrealized gain on the North Anna nuclear decommissioning trust.
•	Deferred credits and other liabilities–other increased $23.5 million due to decreases in the fair value of our natural gas hedges.
•	Deferred charges and other assets–other increased $21.2 million primarily due to additional collateral requirements related to our natural gas hedges.
•	Regulatory assets increased $19.7 million primarily due to the deferred net unrealized losses on derivative instruments.
•	Regulatory liability–deferral of gain on sale of asset decreased $37.7 million due to the amortization of the gain on the sale of Rock Springs and related assets.
•	Accounts payable–members decreased $30.7 million due to the decrease in member prepayments as well as the decrease in the Margin Stabilization adjustment as compared to 2018.
•

Deferred energy decreased $22.5 million as a result of the over-collection of our energy costs in 2019.  The deferred energy balance was an under-collection of $26.1 million and $3.5 million at December 31, 2018 and 2019, respectively.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

In 2019, 2018, and 2017, our operating activities provided cash flows of $18.0 million, $58.2 million, and $56.5 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of December 31, 2019, we had outstanding under this facility, $67.2 million in borrowings at a weighted average interest rate of 2.8% and a $0.5 million letter of credit.  We did not have any borrowings outstanding under this facility as of December 31, 2018; however, the interest rate on borrowings would have been 3.5%.  As of December 31, 2018, we had a $2.5 million letter of credit outstanding under this facility.  As of March 10, 2020, we had outstanding under this facility, $115.0 million in borrowings and a $0.5 million letter of credit.

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

The calculation of the interest on borrowings under the facility currently is based upon LIBOR.  The syndicated credit agreement contains a provision that will result in interest rates being based upon a replacement index for LIBOR, if necessary.  It is not clear how the interest rate will be calculated using the replacement index.  The phase-out of LIBOR is not expected to have a material adverse effect on our cost of borrowing due to the amounts typically outstanding under the syndicated credit agreement.  We do not have other loan agreements or financial instruments where the pricing is determined by reference to LIBOR.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and issuances of debt in the capital markets.  These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating facilities.

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

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities.  We review these projections periodically in order to update our calculations to reflect changes in our future plans, construction costs, market factors, and other items affecting our forecasts.  Our actual capital expenditures could vary significantly from these projections.  The table below summarizes our actual and projected capital expenditures on a cash flow basis, including capitalized interest, for 2017 through 2022:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2017	2018	2019	2020	2021	2022
	(in millions)
Wildcat Point	$118.2	$31.6	$6.0	$69.8	$1.0	$0.7
North Anna nuclear fuel	17.0	8.8	16.9	15.4	6.7	9.7
North Anna	3.5	7.1	2.6	14.6	11.4	19.4
Clover	7.1	11.4	7.4	3.4	1.8	5.1
Transmission	1.8	0.6	0.5	6.2	11.7	23.5
Combustion turbine facilities	4.9	1.1	2.3	1.8	1.2	0.2
Other	1.4	1.0	0.6	0.2	0.2	0.2
Total	$153.9	$61.6	$36.3	$111.4	$34.0	$58.8

Nearly all of our capital expenditures consist of additions to electric plant and equipment.  Capital expenditures for Wildcat Point for 2020 include amounts in accounts payable as of December 31, 2019, related to the settlement of our dispute with WOPC and final major equipment payments.  Capital expenditures for North Anna include $7.7 million, $7.3 million, and $13.6 million, for 2020, 2021, and 2022, respectively, for costs related to license extension.  Capital expenditures for Transmission for 2020, 2021, and 2022 include costs related to transmission facility upgrades in accordance with the PJM planning processes.  Capital expenditures for Other include costs related to our administrative and general assets, and distributed generation facilities.  We intend to use our cash flow from operations, borrowings under our revolving credit facility, and issuances of debt in the capital markets to fund all of our currently projected capital requirements through 2022.

Contractual Obligations

In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our generating facilities, power purchases for capacity and energy, the financing of our operations, and other matters.  See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1.  The following table summarizes our long-term contractual obligations as of December 31, 2019:

	Payments due by Period
	Total	2020	2021-2022	2023-2024	2025 and Thereafter
	(in millions)
Long-term debt obligations	$2,009.9	$95.8	$201.5	$191.4	$1,521.2
Power purchase obligations	134.9	130.5	4.4	—	—
Asset retirement obligations	173.7	—	—	—	173.7
Operating lease obligations	3.4	0.6	1.1	1.1	0.6
Construction obligations	69.8	69.8	—	—	—
Total	$2,391.7	$296.7	$207.0	$192.5	$1,695.5

We expect to fund these obligations with cash flow from operations, borrowings under our revolving credit facility, and issuances of debt in the capital markets.

Long-term Debt Obligations

As of December 31, 2019, our long-term debt obligations include long-term debt issued privately and to the public under the Indenture.  Long-term debt includes both the principal of and interest on long-term debt, and long-term debt due within one year.

Power Purchase Obligations

As part of our power supply strategy, we entered into a number of agreements for the purchase of energy or capacity, or both, in order to meet our member distribution cooperatives’ requirements.  See “Business—Power Supply Resources—Power Purchase Contracts” in Item 1.

Asset Retirement Obligations

We account for our asset retirement obligations in accordance with Accounting for Asset Retirement and Environmental Obligations which requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset.  The asset retirement obligations are shown at present value.  A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna.  See “Critical Accounting Policies—Accounting for Asset Retirement and Environmental Obligations” above.

Operating Lease Obligations

Our obligations described above with respect to operating lease obligations relate to our lease for our headquarters building.

Construction Obligations

Our construction obligations include payments related to the settlement of our dispute with WOPC and final major equipment payments.

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

Power Purchase and Natural Gas Arrangements

Under the terms of most of our power purchase and natural gas arrangements, we typically agree to provide collateral under certain circumstances and require comparable terms from our counterparties.  The collateral we may be required to post with a counterparty, and vice versa, is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under a contract with a respective counterparty.  As of December 31, 2019, the collateral we had posted with counterparties pursuant to the power purchase and natural gas arrangements we have in place totaled $24.7 million.  Typically, collateral thresholds under our contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3,” respectively).  As of December 31, 2019, if our credit ratings had been below investment grade we estimate we would have been obligated to post between $150 million and $200 million of collateral with our counterparties.  This calculation is based on power and natural gas prices on December 31, 2019, and delivered power and natural gas for which we had not yet paid.  Depending on the difference between the price of power and natural gas under our contracts and the price of power and natural gas in the market at the time of the calculation, this amount could increase or decrease.

Additionally, PJM requires that we provide collateral to support our obligations in connection with certain PJM transactions and as of December 31, 2019, we had posted a $0.5 million letter of credit to PJM.  In accordance with its credit policy, PJM subjects each applicant, participant and member of PJM to a credit evaluation.  A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide additional collateral.  As of December 31, 2019, if PJM had determined that we needed to provide additional collateral to support our obligations as a result of our creditworthiness, PJM could have asked us to provide up to approximately $14.3 million as collateral.

TEC Guarantees

TEC is considered a variable interest entity for which we are the primary beneficiary, and we have consolidated its results and eliminated all intercompany balances and transactions in consolidation.  To facilitate the ability of TEC to sell power in the market, we have agreed to guarantee up to a maximum of $200 million of TEC’s delivery and payment obligations associated with its energy trades, if requested.  See “Business—Members—TEC” in Item 1.  Our agreement to guarantee these obligations continues in effect until we elect to terminate it by providing at least 30 days' prior written notice of termination or until all amounts owed to us by TEC have been paid.  Our guarantee of TEC’s obligations will enable it to maintain sufficient credit support to meet its delivery and payment obligations associated with its energy trades.  As of December 31, 2019, we did not have any guarantees outstanding in support of TEC’s obligations.

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

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices.  As of December 31, 2019, we estimate that the fair value of our purchased power agreements, forward purchases of natural gas, and renewable energy credits held for sale was between $750 million and $800 million.  Approximately 37% of the fair value of this portfolio is estimable using observable market prices.  The remaining 63% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices.  In the absence of observable market prices, the valuation of the 63% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model.  As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio.  As an example of our portfolio’s exposure to market price risk, we estimate that a 10% change in the price of the commodities hedged by the portion of this portfolio with observable market prices would have changed the fair value of this portion of the portfolio by approximately $28.4 million as of December 31, 2019.  To the extent all or portions of our portfolio are liquidated above or below our original cost, these gains or losses are factored into the costs billed to our member distribution cooperatives pursuant to our formula rate.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7.

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

Interest Rate Risk and Equity Price Risk

In 2019, all of our outstanding long-term debt accrued interest at fixed rates.

We maintain a revolving credit facility.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources—Revolving Credit Facility” in Item 7.  Any amounts we borrow under this facility will accrue interest at a variable rate.  As of December 31, 2019, we had outstanding under this facility, $67.2 million in borrowings at a weighted average interest rate of 2.8% and a $0.5 million letter of credit.  We estimate that a 10% change in the weighted average interest rate would not have had a material effect on our interest expense as of December 31, 2019.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust so that the trust balance will cover the estimated costs to decommission North Anna at the time of decommissioning.  As of December 31, 2019, $146.6 million, $64.1 million, and $0.4 million were invested in equity securities, debt securities, and cash, respectively.  The value of these debt and equity securities will be impacted by changes in interest rates and price fluctuations in equity markets.  To minimize adverse changes in the aggregate value of the trust, we actively monitor our portfolio by measuring the performance of the investments against market indices and by maintaining and reviewing established target allocation percentages of assets in the trust to various investment options.  We believe the trust’s exposure to changes in interest rates and price fluctuations in equity markets will not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that as of December 31, 2019, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

March 11, 2020

/s/ Marcus M. Harris	/s/ Bryan S. Rogers
Marcus M. Harris	Bryan S. Rogers
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members of Old Dominion Electric Cooperative

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative (the Cooperative) as of December 31, 2019 and 2018, and the related consolidated statements of revenues, expenses, and patronage capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Cooperative at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Cooperative is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Cooperative's internal control over financial reporting. Accordingly, we express no such opinion.

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
Richmond, Virginia
March 11, 2020

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

	2019	2018
ASSETS:	(in thousands)
Electric Plant:
Property, plant, and equipment	$2,531,986	$2,454,568
Less accumulated depreciation	(927,065)	(869,478)
Net Property, plant, and equipment	1,604,921	1,585,090
Nuclear fuel, at amortized cost	20,705	14,694
Construction work in progress	31,462	40,112
Net Electric Plant	1,657,088	1,639,896
Investments:
Nuclear decommissioning trust	211,108	173,951
Unrestricted investments and other	5,380	8,066
Total Investments	216,488	182,017
Current Assets:
Cash and cash equivalents	3,469	8,649
Restricted cash and cash equivalents	24,230	14,329
Accounts receivable	12,422	9,310
Accounts receivable–members	101,185	84,410
Fuel, materials, and supplies	62,083	54,494
Deferred energy	3,548	26,069
Prepayments and other	4,702	4,648
Total Current Assets	211,639	201,909
Deferred Charges and Other Assets:
Regulatory assets	57,742	38,016
Other	26,287	5,063
Total Deferred Charges and Other Assets	84,029	43,079
Total Assets	$2,169,244	$2,066,901
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$441,311	$428,663
Non-controlling interest	5,846	5,776
Total Patronage capital and Non-controlling interest	447,157	434,439
Long-term debt	1,117,867	1,158,141
Revolving credit facility	67,200	—
Total Long-term debt and Revolving credit facility	1,185,067	1,158,141
Total Capitalization	1,632,224	1,592,580
Current Liabilities:
Long-term debt due within one year	40,792	40,792
Accounts payable	147,916	113,477
Accounts payable–members	26,804	57,549
Accrued expenses	5,850	5,997
Regulatory liability–deferral of gain on sale of asset	—	37,723
Total Current Liabilities	221,362	255,538
Deferred Credits and Other Liabilities:
Asset retirement obligations	173,669	130,488
Regulatory liabilities	117,483	87,300
Other	24,506	995
Total Deferred Credits and Other Liabilities	315,658	218,783
Total Capitalization and Liabilities	$2,169,244	$2,066,901

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES, AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
	(in thousands)
Operating Revenues	$932,682	$932,568	$753,107
Operating Expenses:
Fuel	172,921	187,118	94,603
Purchased power	332,216	397,589	397,387
Transmission	159,995	135,567	97,302
Deferred energy	22,522	(22,400)	(43,698)
Operations and maintenance	74,647	64,705	48,508
Administrative and general	48,938	45,171	42,182
Depreciation and amortization	68,752	62,503	45,433
Amortization of regulatory asset/(liability), net	(35,056)	(15,853)	18,156
Accretion of asset retirement obligations	5,539	5,319	5,044
Taxes, other than income taxes	9,412	9,493	8,216
Total Operating Expenses	859,886	869,212	713,133
Operating Margin	72,796	63,356	39,974
Other income (expense), net	(162)	(3,465)	(3,826)
Investment income	7,188	8,512	12,950
Interest income on North Anna Unit 3 cost recovery	—	141	4,598
Interest charges, net	(62,773)	(55,222)	(27,040)
Income taxes	(25)	(11)	(11)
Net Margin including Non-controlling interest	17,024	13,311	26,645
Non-controlling interest	(70)	(32)	(18)
Net Margin attributable to ODEC	16,954	13,279	26,627
Patronage Capital - Beginning of Period	428,663	415,384	402,857
Patronage Capital - Retirement	(4,306)	—	(14,100)
Patronage Capital - End of Period	$441,311	$428,663	$415,384

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$17,024	$13,311	$26,645
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	68,752	62,503	45,433
Other non-cash charges	16,951	18,425	18,899
Amortization of lease obligations	—	4,919	6,753
Interest on lease deposits	—	(1,791)	(3,045)
Change in current assets	(27,530)	(2,151)	1,217
Change in deferred energy	22,521	(22,400)	(43,698)
Change in current liabilities	(23,692)	(2,361)	(16,339)
Change in regulatory assets and liabilities	(58,590)	(9,822)	19,683
Change in deferred charges and other assets-other and deferred credits and other liabilities-other	2,575	(2,449)	950
Net Cash Provided by Operating Activities	18,011	58,184	56,498
Investing Activities:
Purchases of held to maturity securities	(3,115)	(37,844)	(3,723)
Proceeds from sale of held to maturity securities	5,573	145,422	4,024
Purchases of available for sale securities	(53,828)	—	—
Proceeds from sale of available for sale securities	53,828	—	—
Increase in other investments	(5,636)	(7,188)	(12,522)
Electric plant additions	(36,263)	(61,631)	(153,856)
Proceeds from sale of asset	—	115,000	—
Net Cash (Used for) Provided by Investing Activities	(39,441)	153,759	(166,077)
Financing Activities:
Issuance of long-term debt	—	—	250,000
Debt issuance costs	(257)	(255)	(2,391)
Payment of obligation under long-term lease	—	(108,602)	—
Payments of long-term debt	(40,792)	(40,792)	(28,292)
Draws on revolving credit facility	274,000	372,950	385,400
Repayments on revolving credit facility	(206,800)	(416,350)	(494,000)
Net Cash Provided by (Used for) Financing Activities	26,151	(193,049)	110,717
Net Change in Cash and Cash Equivalents and Restricted Cash and Cash Equivalents	4,721	18,894	1,138
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - Beginning of Period	22,978	4,084	2,946
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - End of Period	$27,699	$22,978	$4,084

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities, and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.8 million as of December 31, 2019 and 2018.  The income taxes reported on our Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC, which is a taxable corporation.  As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest on our consolidated financial statements.  Our non-controlling, 50% or less, ownership interest in other entities for which we have significant influence is recorded using the equity method of accounting.  We have a power sales contract with TEC under which we may sell to TEC, power that we do not need to meet the needs of our member distribution cooperatives.  TEC then sells this power to the market under market-based rate authority granted by FERC.  Additionally, we have a separate contract under which we may purchase natural gas from TEC.  TEC does not engage in speculative trading.

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

Electric Plant

Electric plant is stated at original cost when first placed in service.  Such cost includes contract work, direct labor and materials, allocable overhead, an allowance for borrowed funds used during construction, and asset retirement costs.  Upon the partial sale or retirement of plant assets, the original asset cost and current disposal costs less sale proceeds, if any, are charged or credited to accumulated depreciation.  In accordance with industry practice, no profit or loss is recognized in connection with normal sales and retirements of property units.

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

Depreciation

We use the group method of depreciation and conduct depreciation studies approximately every five years.  Our last depreciation study was performed in 2016 and implemented in 2017.  Our depreciation rates were as follows:

	Depreciation Rates
Generating Facility	2019	2018	2017
Wildcat Point (1)	3.1%	3.1%	—%
North Anna	3.3	3.3	3.3
Clover	1.9	1.9	1.9
Louisa	3.1	3.1	3.1
Marsh Run	3.0	3.0	3.0
Rock Springs (2)	—	3.1	3.1

(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Rock Springs and related assets were sold on September 14, 2018.

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE.  The DOE did not begin accepting spent fuel in 1998 as specified in its contract.  As a result, Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred and in 2012 signed a settlement agreement with the DOE.  By mutual agreement of the parties, the settlement agreement is extendable to provide for resolution of damages.  The settlement agreement has been extended to provide for periodic payments for damages incurred through December 31, 2019, and additional extensions are contemplated by the settlement agreement.  We continue to recognize receivables for certain spent nuclear fuel-related costs.  We believe the recovery of these costs from the DOE is probable.  As of December 31, 2019 and 2018, we had an outstanding receivable of $3.9 million and $4.7 million, respectively.

Fuel, Materials, and Supplies

Fuel, materials, and supplies is primarily composed of fuel and spare parts for our generating assets, and renewable energy credits, all of which are recorded at cost.  Fuel consists primarily of coal and No. 2 fuel oil.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used.  We capitalize interest on borrowings for significant construction projects.  Interest capitalized in 2019, 2018, and 2017, was $0.5 million, $11.2 million, and $35.6 million, respectively.

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

TEC is a taxable corporation and its provision for income taxes was immaterial for the years ended December 31, 2019, 2018, and 2017.

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

We sell excess purchased and generated energy to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  In 2019, 2018, and 2017, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the past three years were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$898,445	$865,393	$731,557
Renewable energy credit sales to member distribution cooperatives	26	16	19
Total Sales to member distribution cooperatives	$898,471	$865,409	$731,576

Non-members
Sales to non-members, excluding renewable energy credit sales	$29,539	$64,209	$16,356
Renewable energy credit sales to non-members	4,672	2,950	5,175
Total sales to non-members	$34,211	$67,159	$21,531

Total operating revenues	$932,682	$932,568	$753,107

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

Demand costs, which are primarily fixed costs, such as capacity costs under power purchase contracts with third parties, transmission costs, administrative and general expenses, depreciation expense, interest expense, margin requirement, and additional equity contributions approved by our board of directors, are recovered through our demand rates.  The formula rate allows us to change the actual demand rates we charge as our demand-related costs change, without FERC approval, with the exception of decommissioning cost, which is a fixed number in the formula rate that requires FERC approval prior to any adjustment.  FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula.  Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates.  We collect our total demand costs through the following three separate rates:

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Margin Stabilization adjustment	$7,175	$15,312	$34,144

Regulatory Assets and Liabilities

We account for certain revenues and expenses as a rate-regulated entity in accordance with Accounting for Regulated Operations.  This allows certain of our revenues and expenses to be deferred at the discretion of our board of directors, which has budgetary and rate setting authority, if it is probable that these amounts will be collected or returned through our formula rate in future periods.  Regulatory assets represent costs that we expect to collect from our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate.  Regulatory liabilities represent probable future reductions in our revenues associated with amounts that we expect to return to our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate.  Regulatory assets are generally included in deferred charges and other assets and regulatory liabilities are generally included in deferred credits and other liabilities.  Deferred energy, which can be either a regulatory asset or a regulatory liability, is included in current assets or current liabilities, respectively.  See “Deferred Energy” below.  We recognize regulatory assets and liabilities as expenses or as a reduction in expenses, respectively, concurrent with their recovery through rates.

Debt Issuance Costs

Capitalized costs associated with the issuance of long-term debt totaled $6.2 million and $6.7 million as of December 31, 2019 and 2018, respectively, and are included as a direct reduction to long-term debt.  Capitalized costs associated with our revolving credit facility totaled $1.0 million as of December 31, 2019 and 2018, and are recorded in deferred charges and other assets–other.  These costs are being amortized using the effective interest method over the life of the respective long-term debt issuances and revolving credit facility, and are included in interest charges, net.

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy expenses and our energy revenues collected from our member distribution cooperatives.  The deferred energy balance represents the net accumulation of any under- or over-collection of energy costs.  Under-collected energy costs appear as an asset and will be collected from our member distribution cooperatives in subsequent periods through our formula rate.  Conversely, over-collected energy costs appear as a liability and will be returned to our member distribution cooperatives in subsequent periods through our formula rate.  As of December 31, 2019 and 2018, we had an under-collected deferred energy balance of $3.5 million and $26.1 million, respectively.

The following table summarizes the changes to our total energy rate since 2017, which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2017	(6.7)
January 1, 2018	11.1
April 1, 2018	3.7
January 1, 2019	(1.3)
January 1, 2020	(16.2)

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

Generally, derivatives are reported at fair value on the Consolidated Balance Sheet in the regulatory assets or regulatory liabilities account, and deferred charges and other assets–other or deferred credits and other liabilities–other.  The measurement of fair value is based on actively quoted market prices, if available.  Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications.  For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value.

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

On November 19, 2019, our board of directors approved an additional equity contribution of $4.3 million, and subsequently declared a patronage capital retirement of $4.3 million.  As a result of the November 19, 2019, declaration, we reduced patronage capital and increased accounts payable–members by $4.3 million.  The $4.3 million patronage capital retirement will be paid on March 27, 2020.

On November 7, 2017, our board of directors approved an additional equity contribution of $14.1 million, and subsequently declared a patronage capital retirement of $14.1 million.  As a result of the November 7, 2017, declaration, we reduced patronage capital and increased accounts payable–members by $14.1 million.  The $14.1 million patronage capital retirement was paid on April 2, 2018.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, derivatives, and receivables arising from sales to our members and non-members.  Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $101.2 million and $84.4 million, as of December 31, 2019 and 2018, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$3,469	$8,649
Restricted cash and cash equivalents	24,230	14,329
Total	$27,699	$22,978

Restricted cash and cash equivalents relates to funds held in escrow for payments related to the construction of Wildcat Point.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases which revised accounting guidance for the recognition, measurement, presentation, and disclosure of leasing arrangements.  In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which provides an adoption method that would allow companies to apply the new guidance to the financial statements in the period of adoption and thereafter, and not apply the new guidance to comparative periods presented.  Effective January 1, 2019, we elected the adoption method provided by ASU 2018-11 (Topic 842) and are not adjusting prior year comparative financial statements.  We also elected the package of practical expedients under the transition guidance which permits us not to reassess under the new standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under ASU 2018-11 (Topic 842).  Additionally, we elected the practical expedient related to land easements, allowing us to not reassess our current accounting treatment for existing agreements on land easements, which are not accounted for as leases.  Upon adoption of the new lease standard, we recognized right-of-use assets and offsetting lease liabilities totaling approximately $0.1 million.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments.  FASB issued subsequent amendments to the initial guidance in November 2018 with ASU No. 2018-19, in April 2019 with ASU No. 2019-04, and in May 2019 with ASU No. 2019-05. The ASU amends the guidance on the impairment of financial instruments and adds an impairment model, known as the current expected credit loss (“CECL”) model.  The CECL model requires an entity to recognize its current estimate of all expected credit losses, rather than incurred losses, and applies to trade receivables and other receivables.  The CECL model is designed to capture expected credit losses through the establishment of an allowance account, which will be presented as an offset to the amortized cost basis of the related financial asset.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is applied using the modified-retrospective approach.  We have evaluated the impact of this pronouncement and currently do not anticipate a material impact from adopting this standard.  We plan to adopt this standard for the fiscal year beginning January 1, 2020.

NOTE 2—Electric Plant

Our net electric plant was composed of the following as of December 31, 2019:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$874,860	$411,658	$704,004	$443,092	$98,372	$2,531,986
Accumulated depreciation	(44,632)	(237,893)	(390,528)	(222,419)	(31,593)	(927,065)
Net Property, plant, and equipment	830,228	173,765	313,476	220,673	66,779	1,604,921
Nuclear fuel, at amortized cost	—	20,705	—	—	—	20,705
Construction work in progress	115	24,013	4,995	—	2,339	31,462
Net Electric Plant	$830,343	$218,483	$318,471	$220,673	$69,118	$1,657,088

Our net electric plant was composed of the following as of December 31, 2018:

	Wildcat Point (1)	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$842,908	$372,157	$696,659	$444,481	$98,363	$2,454,568
Accumulated depreciation	(18,486)	(227,678)	(380,737)	(212,388)	(30,189)	(869,478)
Net Property, plant, and equipment	824,422	144,479	315,922	232,093	68,174	1,585,090
Nuclear fuel, at amortized cost	—	14,694	—	—	—	14,694
Construction work in progress	920	25,840	10,769	—	2,583	40,112
Net Electric Plant	$825,342	$185,013	$326,691	$232,093	$70,757	$1,639,896
(1)	Capitalized construction costs have been offset by $53.2 million of liquidated damages.

Wildcat Point

We own Wildcat Point, a 973 MW (net capacity entitlement) natural gas-fueled combined cycle generation facility.  Wildcat Point achieved commercial operation on April 17, 2018.  In 2017, WOPC, a joint venture between PCL Industrial Construction Company and Sargent & Lundy, L.L.C., as EPC contractor, made a claim against Alstom and us for recovery of additional amounts under the EPC contract for Wildcat Point.  Additionally, in 2017, we filed a complaint alleging that WOPC breached the EPC contract.  Subsequently, the United States District Court for the Eastern District of Virginia ordered that the WOPC complaint against Alstom and us, our complaint against WOPC, and a separate complaint filed by WOPC against Mitsubishi, be consolidated.  In December 2019, ODEC and WOPC held formal settlement discussions and we recognized the probable impact of the settlement as of December 31, 2019, resulting in a $29.6 million increase to property, plant, and equipment.  On January 9, 2020, ODEC and WOPC settled their dispute and ODEC was dismissed as a party from the case.

North Anna

We hold an 11.6% undivided ownership interest in North Anna, a two-unit, 1,892 MW (net capacity entitlement) nuclear power facility operated by Virginia Power, which owns the balance of the plant.  We are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna.  Our portion of assets, liabilities, and operating expenses associated with North Anna are included on our consolidated financial statements in accordance with proportionate consolidation accounting.  As of December 31, 2019 and 2018, we had an outstanding accounts payable balance of $6.2 million and $6.6 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at North Anna.

Clover

We hold a 50% undivided ownership interest in Clover, a two-unit, 877 MW (net capacity entitlement) coal-fired electric generation facility operated by Virginia Power, which owns the balance of the plant.  We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover.  Our portion of assets, liabilities, and operating expenses associated with Clover are included on our consolidated financial statements in accordance with proportionate consolidation accounting.  As of December 31, 2019 and 2018, we had an outstanding accounts payable balance of $6.8 million and $12.3 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

Combustion Turbine Facilities

We own two combustion turbine facilities, Louisa and Marsh Run that are primarily fueled by natural gas.

Prior to September 14, 2018, we owned a third combustion turbine facility, Rock Springs.  On September 14, 2018, we sold our interest in Rock Springs and related assets to EPRS for $115 million.  Prior to the sale, we and EPRS had each individually owned two natural gas-fired combustion turbine units and a 50% undivided interest in related common facilities at Rock Springs.  The transaction resulted in a gain of $42.7 million, which our board of directors approved to defer as a regulatory liability.  We amortized $5.0 million of the gain in 2018 and the remaining $37.7 million was amortized in 2019.

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna.  At December 31, 2019 and 2018, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $152.4 million and $110.2 million, respectively.  Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts.  A new study was performed in 2019, and we adopted it effective December 31, 2019, which resulted in an additional layer related to the asset retirement obligation associated with North Anna.  The additional layer resulted in an increase to our asset retirement cost and our asset retirement obligation of $37.6 million.  The increase is related to costs associated with spent fuel, including the change in methodology to be utilized, as a result of the DOE delay for acceptance of spent fuel, as well as the change in the market risk premium and inflation rates utilized to calculate our costs.  We are not aware of any events that have occurred since the 2019 study that would materially impact our estimate. We are required to maintain a funded trust to satisfy our future obligation to decommission the North Anna facility.  See Note 9—Investments.

In 2018, we also recorded a $0.4 million decrease in the asset retirement obligation related to Clover as a result of a difference in estimated and actual costs for an asset retirement obligation.

The following represents changes in our asset retirement obligations for the years ended December 31, 2019 and 2018 (in thousands):

Asset retirement obligations as of December 31, 2017	$126,470
Accretion expense	5,319
Decrease in asset retirement obligations	(570)
Payments	(731)
Asset retirement obligations as of December 31, 2018	$130,488
Accretion expense	5,539
Increase in asset retirement obligations - new layer	37,642
Asset retirement obligations as of December 31, 2019	$173,669

The cash flow estimates for North Anna’s asset retirement obligation are based upon an assumption of an additional 20-year life extension, which will extend the life of Unit 1 to April 1, 2058, and the life of Unit 2 to August 21, 2060.  Virginia Power, the co-owner of North Anna, has announced its intention to apply for an additional 20-year operating license extension for North Anna in late 2020.  Given the life extension, the nuclear decommissioning trust was, and currently is, estimated to be adequate to fund North Anna’s asset retirement obligation and no additional funding was, or is, currently required.  We ceased collection of decommissioning expense in August 2003 with the approval of FERC.  As we are not currently collecting decommissioning expense in our rates, we are deferring the difference between the earnings on the nuclear decommissioning trust and the total asset retirement obligation related depreciation and accretion expense for North Anna as part of our asset retirement obligation regulatory liability.  See Note 10—Regulatory Assets and Liabilities.

NOTE 4—Power Purchase Agreements

In 2019, 2018, and 2017, our owned generating facilities together furnished approximately 56.3%, 57.1%, and 36.7%, respectively, of our energy requirements.  The remaining needs were satisfied through purchases of power in the market from investor-owned utilities and power marketers through long-term and short-term physically-delivered forward power purchase contracts.  We also purchased power in the spot energy market.  This approach to meeting our member distribution cooperatives’ energy requirements is not without risks.  To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy and sales of excess energy.  Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market price risks.  These policies and procedures, developed in consultation with ACES, an energy trading and risk management company, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility.  We are required to post collateral from time to time due to changes in power prices.  Additionally, we may be required to post collateral with PJM to support our obligations in connection with our PJM transactions.  As of December 31, 2019 and 2018, we had posted a $0.5 million letter of credit and a $2.5 million letter of credit, respectively.

Our purchased power expense for 2019, 2018, and 2017 was $332.2 million, $397.6 million, and $397.4 million, respectively.

As of December 31, 2019, our power purchase obligations under the various agreements were as follows:

Year Ended December 31,	Capacity and Energy Obligations
(in millions)
2020	$130.5
2021	3.6
2022	0.8
$134.9

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

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration.  We estimate that purchases under this exception constituted approximately 2% of our member distribution cooperatives’ total energy requirements in 2019.

There are two additional limited exceptions to the all-requirements nature of the contracts.  One exception permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW and associated energy from its owned generation or from other suppliers.  The other exception permits our member distribution cooperatives to purchase additional power from other suppliers in limited circumstances following approval by our board of directors; as of December 31, 2019, none of our member distribution cooperatives had utilized this exception.

If all of our member distribution cooperatives elected to utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 178 MW of demand and associated energy.  The following table summarizes the cumulative removal of load requirements under this exception.

As of December 31,	MW
2017	65
2018	107
2019	108

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

More specifically, the formula rate is intended to meet all of our costs, expenses, and financial obligations associated with our ownership, operation, maintenance, repair, replacement, improvement, modification, retirement, and decommissioning of our generating plants, transmission system, or related facilities; services provided to the member distribution cooperatives; and the acquisition and transmission of power or related services, including:

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

Because modifications to our formula rate are not intended to modify the aggregate amount that we collect from our member distribution cooperatives, but rather how we allocate that aggregate amount, the opportunity exists for disagreements among one or more of our member distribution cooperatives, or with us, regarding the best formula rate structure.  As the factors impacting our costs become more complex, the potential for these disagreements increases.

Revenues from our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Rappahannock Electric Cooperative	$279.7	$266.9	$217.7
Shenandoah Valley Electric Cooperative	168.4	164.7	146.8
Delaware Electric Cooperative, Inc.	121.6	115.5	97.5
Choptank Electric Cooperative, Inc.	83.1	81.2	69.7
Southside Electric Cooperative	69.8	67.7	58.4
A&N Electric Cooperative	54.7	53.7	46.0
Mecklenburg Electric Cooperative	45.1	44.0	36.7
Prince George Electric Cooperative	26.9	25.7	20.6
Northern Neck Electric Cooperative	24.1	22.2	18.2
Community Electric Cooperative	14.1	13.5	11.4
BARC Electric Cooperative	11.0	10.3	8.6
Total	$898.5	$865.4	$731.6

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$64,504	$64,504	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	146,604	—	—	—
Unrestricted investments and other (3)	126	—	126	—
Derivatives - gas and power (4)	1,013	—	—	1,013
Total Financial Assets	$212,247	$64,504	$126	$1,013

Derivatives - gas and power (4)	$24,125	$17,109	$7,016	$—
Total Financial Liabilities	$24,125	$17,109	$7,016	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$59,150	$59,150	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	114,801	—	—	—
Unrestricted investments and other (3)	394	—	394	—
Derivatives - gas and power (4)	784	—	784	—
Total Financial Assets	$175,129	$59,150	$1,178	$—

Derivatives - gas and power (4)	$591	$591	$—	$—
Total Financial Liabilities	$591	$591	$—	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 9—Investments.

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

We recorded the fair value of financial transmission rights (Level 3) in 2019 and as of December 31, 2019, the fair value was $1.0 million.  Sensitivity in the market price of financial transmission rights could impact the fair value.  The unrealized gain (change in market value) was reported in regulatory assets in our Consolidated Balance Sheet as of December 31, 2019.

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of December 31,	As of December 31,
Commodity	Unit of Measure	2019	2018
Natural Gas	MMBTU	73,560,000	36,790,000
Purchased power - financial transmission rights	MWh	5,771,291	—

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of December 31,	As of December 31,
	Balance Sheet Location	2019	2018
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Deferred charges and other assets-other	$—	$784
Financial transmission rights	Deferred charges and other assets-other	1,013	—
Total derivatives in an asset position		$1,013	$784

Derivatives in a liability position:
Natural gas futures contracts	Deferred credits and other liabilities-other	$24,125	$591
Total derivatives in a liability position		$24,125	$591

The Effect of Derivative Instruments on the Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Years Ended December 31, 2019 and 2018

				Amount of Gain
	Amount of Gain		Location of	(Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory
	in Regulatory		Reclassified	Asset/Liability
	Asset/Liability for		from Regulatory	into Income for
Derivatives Accounted for	Derivatives as of		Asset/Liability	the Year
Utilizing Regulatory Accounting	December 31,		into Income	Ended December 31,
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Natural gas futures contracts	$(25,996)	$1,286	Fuel	$(19,770)	$2,512
Purchased power	1,013	—	Purchased Power	(4,579)	—
Total	$(24,983)	$1,286		$(24,349)	$2,512

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

NOTE 9—Investments

Investments were as follows as of December 31, 2019 and 2018:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
December 31, 2019
Nuclear decommissioning trust (1)
Debt securities	$59,748	$4,325	$—	$64,073	$64,073
Equity securities	85,303	63,858	(2,557)	146,604	146,604
Cash and other	431	—	—	431	431
Total Nuclear Decommissioning Trust	$145,482	$68,183	$(2,557)	$211,108	$211,108

Unrestricted investments
Government obligations	$2,869	$4	$—	$2,873	$2,869
Debt securities	240	—	—	240	240
Total Unrestricted Investments	$3,109	$4	$—	$3,113	$3,109

Other
Equity securities	$110	$15	$—	$125	$125
Non-marketable equity investments	2,146	2,176	—	4,322	2,146
Total Other	$2,256	$2,191	$—	$4,447	$2,271
					$216,488

December 31, 2018
Nuclear decommissioning trust (1)
Debt securities	$56,055	$2,955	$—	$59,010	$59,010
Equity securities	83,453	38,611	(7,264)	114,800	114,800
Cash and other	141	—	—	141	141
Total Nuclear Decommissioning Trust	$139,649	$41,566	$(7,264)	$173,951	$173,951

Unrestricted investments
Government obligations	$4,935	$—	$(5)	$4,930	$4,935
Debt securities	595	—	(2)	593	595
Total Unrestricted Investments	$5,530	$—	$(7)	$5,523	$5,530

Other
Equity securities	$347	$46	$—	$393	$393
Non-marketable equity investments	2,143	2,080	—	4,223	2,143
Total Other	$2,490	$2,126	$—	$4,616	$2,536
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

Contractual maturities of debt securities as of December 31, 2019, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Other (1)	$—	$—	$64,073	$—	$64,073
Held to maturity	3,109	—	—	—	3,109
Total	$3,109	$—	$64,073	$—	$67,182

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

NOTE 10—Regulatory Assets and Liabilities

In accordance with Accounting for Regulated Operations, we record regulatory assets and liabilities that result from our ratemaking.  Our regulatory assets and liabilities as of December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$6,247	$8,112
Deferred asset retirement costs	263	280
NOVEC contract termination fee	22,022	24,468
Interest rate hedge	1,907	2,062
Voluntary prepayment to NRECA Retirement Security Plan	2,320	3,094
Deferred net unrealized losses on derivative instruments	24,983	—
Total Regulatory Assets	$57,742	$38,016
Regulatory Assets included in Current Assets:
Deferred energy	$3,548	$26,069

Regulatory Liabilities:
North Anna asset retirement obligation deferral	$51,626	$51,422
North Anna nuclear decommissioning trust unrealized gain	65,626	34,302
Unamortized gains on reacquired debt	231	290
Deferred net unrealized gains on derivative instruments	—	1,286
Total Regulatory Liabilities	$117,483	$87,300
Regulatory Liabilities included in Current Liabilities:
Regulatory liability–deferral of gain on sale of asset	$—	$37,723

The regulatory assets will be recognized as expenses concurrent with their collection through rates and the regulatory liabilities will be recognized as reductions to expenses concurrent with their return through rates.

Regulatory assets included in deferred charges and other assets are detailed as follows:

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

Regulatory liabilities included in current liabilities are detailed as follows:

•

Regulatory liability–deferral of gain on sale of asset.  On September 14, 2018, we sold our interest in Rock Springs and related assets to EPRS for $115 million, resulting in a gain of $42.7 million.  We amortized $5.0 million of the gain in 2018 and the remaining $37.7 million was amortized in 2019.

NOTE 11—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2019	2018
	(in thousands)
$250,000,000 principal amount of First Mortgage Bonds, 2017 Series A due 2037 at an interest rate of 3.33%	$225,000	$237,500
$260,000,000 principal amount of First Mortgage Bonds, 2015 Series A due 2044 at an interest rate of 4.46%	260,000	260,000
$72,000,000 principal amount of First Mortgage Bonds, 2015 Series B due 2053 at an interest rate of 4.56%	72,000	72,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series A due 2043 at an interest rate of 4.21%	50,000	50,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series B due 2053 at an interest rate of 4.36%	50,000	50,000
$90,000,000 principal amount of First Mortgage Bonds, 2011 Series A due 2040 at an interest rate of 4.83%	63,000	66,000
$165,000,000 principal amount of First Mortgage Bonds, 2011 Series B due 2040 at an interest rate of 5.54%	165,000	165,000
$95,000,000 principal amount of First Mortgage Bonds, 2011 Series C due 2050 at an interest rate of 5.54%	73,625	76,000
$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	93,745	104,162
$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	112,500	125,000
	1,164,870	1,205,662
Debt issuance costs	(6,211)	(6,729)
Current maturities	(40,792)	(40,792)
	$1,117,867	$1,158,141

As of December 31, 2019 and 2018, deferred gains and losses on reacquired debt totaled a net loss of approximately $6.0 million and $7.8 million, respectively.  Deferred gains and losses on reacquired debt are deferred under regulatory accounting.  See Note 10—Regulatory Assets and Liabilities.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ended December 31,	(in thousands)
2020	$40,792
2021	49,041
2022	49,041
2023	49,041
2024	49,041
2025 and thereafter	927,914
$1,164,870

The aggregate fair value of long-term debt was $1,300.1 million and $1,231.5 million as of December 31, 2019 and 2018, respectively, based on current market prices.  For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

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

NOTE 12—Liquidity Resources

 We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of December 31, 2019, we had outstanding under this facility, $67.2 million in borrowings at a weighted average interest rate of 2.8% and a $0.5 million letter of credit. We did not have any borrowings outstanding under this facility as of December 31, 2018; however, the interest rate on borrowings would have been 3.5%.  As of December 31, 2018, we had a $2.5 million letter of credit outstanding under this facility.  As of March 10, 2020, we had outstanding under this facility, $115.0 million in borrowings and a $0.5 million letter of credit.

Borrowings under the credit agreement that are based on Eurodollar rates bear interest at LIBOR plus a margin ranging from 0.90% to 1.5%, depending on our credit ratings.  Borrowings not based on Eurodollar rates, including swingline borrowings, bear interest at the highest of (1) the federal funds effective rate plus 0.5%, (2) the prime commercial lending rate of the administrative agent, and (3) the daily LIBOR for a one-month interest period plus 1.0%, plus in each case a margin ranging from 0.0% to 0.5%.  The syndicated credit agreement contains a provision that will result in interest rates being based upon a replacement index for LIBOR, if necessary.  It is not clear how the interest rate will be calculated using the replacement index.  The phase-out of LIBOR is not expected to have a material adverse effect on our cost of borrowing due to the amounts typically outstanding under the syndicated credit agreement.  Additionally, we are also responsible for customary unused commitment fees, an administrative agent fee, and letter of credit fees.

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

We maintain a program which allows our member distribution cooperatives to prepay or extend payment on their monthly power bills.  Under this program, we pay interest on prepayment balances at a blended investment and short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and short-term borrowing rate.  Amounts prepaid by our member distribution cooperatives are included in accounts payable–members and as of December 31, 2019 and 2018, were $15.3 million and $42.1 million, respectively.  Amounts extended to our member distribution cooperatives are included in accounts receivable–members and as of December 31, 2019 and 2018, were $20.5 million and $6.4 million, respectively.

NOTE 13—Employee Benefit Plans

Substantially all of our employees participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the IRC.  It is considered a multi-employer plan under accounting standards.  The legal name of the plan is the NRECA Retirement Security Plan; the employer identification number is 53–0116145, and the plan number is 333.  Plan information is available publicly through the annual Form 5500, including attachments.  The plan year is January 1 through December 31.  In total, the NRECA Retirement Security Plan was over 80% funded on January 1, 2019 and 2018, based on the PPA funding target and PPA actuarial value of assets on those dates.  The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement.  In 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan and recorded this payment as a regulatory asset which will be fully amortized in 2022.  There has been no funding improvement plan or rehabilitation plan implemented nor is one pending, and we did not pay a surcharge to the plan for 2019.

We also participate in the Deferred Compensation Pension Restoration Plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the NRECA Retirement Security Plan because of the IRC limitations; participation in this plan was closed to new participants as of January 1, 2015.

Our required contribution to the NRECA Retirement Security Plan and the Deferred Compensation Pension Restoration Plan totaled $3.7 million, $3.4 million, and $3.2 million in 2019, 2018, and 2017, respectively.  In each of these years, our contributions represented less than 5% of the total contributions made to the plan by all participating employers.

Beginning in 2019, we adopted the Executive Benefit Restoration Plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the NRECA Retirement Security Plan because of the IRC limitations.  We have recorded a liability of $0.1 million in deferred credits and other liabilities–other.

Pension expense, inclusive of administrative fees, was $4.7 million, $4.2 million, and $4.1 million for 2019, 2018, and 2017, respectively.  Pension expense for 2019, 2018, and 2017 includes $0.8 million related to the amortization of the voluntary prepayment regulatory asset.

We have a defined contribution 401(k) retirement plan and we match up to the first 2% of each participant’s base salary.  Our matching contributions were $0.3 million in 2019, 2018, and 2017.

NOTE 14—Supplemental Cash Flows Information

Cash paid for interest, net of amounts capitalized, in 2019, 2018, and 2017, was $60.3 million, $52.9 million, and $23.8 million, respectively.  Cash paid for income taxes was immaterial in 2019, 2018, and 2017.  Accrued capital expenditures in 2019, 2018, and 2017 were $69.8 million, $46.9 million, and $23.1 million, respectively.

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

Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $14.1 billion of liability protection per nuclear incident, via obligations required of owners of nuclear power plants, and is subject to change every five years for inflation and for the number of licensed reactors.  During the second quarter of 2019, the total liability protection per nuclear incident available to all participants in the secondary financial protection program decreased from $14.1 billion to $13.9 billion.  This decrease does not impact Virginia Power or our responsibility per active unit under the Price-Anderson Amendments Act of 1988.  Owners of nuclear facilities could be assessed up to $138 million for each of their licensed reactors not to exceed $21 million per year per reactor.  There is no limit to the number of incidents for which this retrospective premium can be assessed.  Virginia Power, the co-owner of North Anna, is responsible for operating North Anna.  Under several of the nuclear insurance policies procured by Virginia Power to which we are a party, we are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies.

As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage.  All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

Our share of the maximum retrospective premium assessments for the coverage assessments described above is estimated to be a maximum of $35.9 million at December 31, 2019.

NOTE 16—Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years 2019 and 2018 follows.  Amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of management for a fair statement of the results for the interim periods.  Results for the interim periods may fluctuate as a result of weather conditions, changes in rates, and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Statement of Operations Data
2019
Operating Revenues	$240,779	$214,985	$252,729	$224,189	$932,682
Operating Margin	17,997	16,338	17,509	20,952	72,796
Net Margin attributable to ODEC (1)	3,212	3,208	3,158	7,376	16,954
2018
Operating Revenues	$228,009	$226,652	$257,586	$220,321	$932,568
Operating Margin	9,729	16,492	18,998	18,137	63,356
Net Margin attributable to ODEC	3,263	3,319	3,396	3,301	13,279

(1)	The fourth quarter of 2019 includes an equity contribution of $4.3 million.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management has assessed our internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that as of December 31, 2019, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.  We have not identified any material weaknesses in our internal control over financial reporting.

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

Information concerning those serving on our board of directors as of December 31, 2019, including principal occupation and employment during the past five years, qualifications, and directorships in public corporations, if any, is listed below.

J. William Andrew, Jr. (66).  President and CEO of Delaware Electric Cooperative, Inc. since 2005.  Mr. Andrew has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2005.

Paul H. Brown (74).  Retired, formerly Vice President of Commercial Lending at Bank of Southside Virginia where he served from 1995 to 2012.  Mr. Brown has been a director of ODEC since 2013 and a director of Prince George Electric Cooperative since 2007.

John J. Burke, Jr. (63).  Associate broker at Gunther McClary Real Estate since 2004.  Mr. Burke has been a director of ODEC since 2016 and a director of Choptank Electric Cooperative, Inc. since 2010.

Darlene H. Carpenter (73).  Realtor with Century 21 New Millennium since 2013.  Ms. Carpenter has been a director of ODEC since 2009 and a director of Rappahannock Electric Cooperative since 1984.

Earl C. Currin, Jr. (76).  Retired, formerly Provost at Southside Community College where he served from 1970 to 2007.  Dr. Currin has been a director of ODEC since 2008 and a director of Southside Electric Cooperative since 1986.

E. Garrison Drummond (68).  Retired, formerly an insurance agent with Drummond Insurance Agency, Inc. from 1984 to 2017.  Mr. Drummond has been a director of ODEC since 2012 and a director of A&N Electric Cooperative since 2002.

Jeffrey S. Edwards (56).  President and CEO of Southside Electric Cooperative since 2007.  Mr. Edwards has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2007.

Kent D. Farmer (62).  President and CEO of Rappahannock Electric Cooperative since 2004.  Mr. Farmer has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2004.

Chad N. Fowler (41).  Operations manager of Roger Fowler Sales and Service since 2000.  Mr. Fowler has been a director of ODEC since 2016 and a director of Community Electric Cooperative since 2007.

Hunter R. Greenlaw, Jr. (74).  President of G.L.M.G. General Contractors, a real estate development and general contracting company since 1974.  Mr. Greenlaw has been a director of ODEC since 1991 and a director of Northern Neck Electric Cooperative since 1979.

Steven A. Harmon (58).  President and CEO of Community Electric Cooperative since 2013.  Mr. Harmon has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2013.

Michael W. Hastings (59).  President and CEO of Shenandoah Valley Electric Cooperative since 2016.  Mr. Hastings was President and CEO of Jo-Carroll Energy, Inc. from 2005 to 2016.  Mr. Hastings has been a director of ODEC since 2016.

Bruce A. Henry (74).  Owner and Secretary/Treasurer of Delmarva Builders, Inc. since 1981.  Mr. Henry has been a director of ODEC since 1993 and a director of Delaware Electric Cooperative, Inc. since 1978.

David J. Jones (71).  Owner/operator of Big Fork Farms since 1970.  Mr. Jones has been a director of ODEC since 1986 and a director of Mecklenburg Electric Cooperative since 1982.

Michael J. Keyser (43).  CEO and General Manager of BARC Electric Cooperative since 2010.  Mr. Keyser has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2010.

John C. Lee, Jr. (59).  President and CEO of Mecklenburg Electric Cooperative since 2008.  Mr. Lee has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2008.

Cary J. Logan, Jr. (40).  President and CEO of Prince George Electric Cooperative since April 2019.  Mr. Logan served as Vice President of Engineering at Prince George Electric Cooperative from 2015 to March 2019 and as Senior Engineer at South Carolina Electric & Gas Company from 2006 to 2015.  Mr. Logan has been a director of ODEC since April 2019.

Micheal E. Malandro (43).  President and CEO of Choptank Electric Cooperative, Inc. since April 2019.  Mr. Malandro served as President and CEO of Prince George Electric Cooperative from 2015 to March 2019 and as Vice President of Engineering at Prince George Electric Cooperative from 2004 to 2015.  Mr. Malandro has been a director of ODEC since 2015.

Robbie F. Marchant (52).  Director of Financial Services at Leary Educational Foundation dba Time Ridge School since 2007 and owner of Marchant Properties of Winchester, LLC since 2009.  Ms. Marchant has been a director of ODEC since June 2019 and a director of Shenandoah Valley Electric Cooperative since 2011.

Keith L. Swisher (65).  Owner/operator of Swisher Valley Farms, LLC since 1976.  Mr. Swisher has been a director of ODEC since 2008 and a director of BARC Electric Cooperative since 1981.

Gregory W. White (67).  President and CEO of Northern Neck Electric Cooperative since 2005.  Mr. White has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2005.

Belvin Williamson, Jr. (56).  President and CEO of A&N Electric Cooperative since 2016.  Mr. Williamson was Director – Energy Services/Key Accounts at Rappahannock Electric Cooperative from 1998 to 2016.  Mr. Williamson has been a director of ODEC since 2016.

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

Executive Officers

Our President and CEO administers our day-to-day business and affairs.  Our executive officers as of December 31, 2019, their respective ages, positions, and relevant business experience are listed below.

Marcus M. Harris (47).  President and CEO of ODEC since April 2018.  Mr. Harris served as Executive Vice President and Chief Executive Officer at Kansas Electric Power Cooperative from December 2014 to March 2018.

Bryan S. Rogers (51).  Senior Vice President and CFO since July 2018.  Mr. Rogers joined ODEC in 1996 and has held various accounting positions, including Vice President and Controller from April 2007 to June 2018.

D. Richard Beam (62).  Senior Vice President and COO since January 2019.  Mr. Beam joined ODEC in 1987 and has held various power supply positions, including Senior Vice President of Power Supply from November 2013 to December 2018.

Micheal L. Hern (64).  General Counsel since July 2019, when he joined ODEC.  Mr. Hern served as a partner and President Emeritus at LeClairRyan from December 2016 to July 2019 and as President of LeClairRyan from 2000 to December 2016.  During this time at LeClairRyan he served as outside general counsel to ODEC.

Kirk D. Johnson (50).  Senior Vice President of Member Engagement since February 2019.  Mr. Johnson served as Senior Vice President of Government Relations at NRECA from March 2011 to January 2019.

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

Total Compensation Package

We compensate our President and CEO and other executive officers through the use of a total compensation package, which includes base salary, competitive benefits, and the potential of a bonus.  Our President and CEO’s base salary is derived from salary data provided by third parties through national compensation surveys.  The national compensation survey data includes data from the labor market for positions with similar responsibilities.

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

Severance Benefits

We believe that companies should provide reasonable severance benefits to the President and CEO.  With respect to our President and CEO, these severance benefits reflect the fact that it may be difficult to find comparable employment within a short period of time.  Our President and CEO’s contractual rights to amounts following severance are set forth in his employment agreement.  See “Employment Agreement” below.  Other than our President and CEO, none of our other executive officers have any contractual severance or termination benefits other than what is provided for under the retirement plans in which they participate and any unused vacation.

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

We also have a defined contribution 401(k) retirement plan that is available to all employees in regular positions.  Under the 401(k) plan for 2019, employees could elect to have up to 100% or $19,000, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf.  We match up to the first 2% of each participant’s base salary.  Also, a catch-up contribution is available for participants in the plan once they attain age 50.  The maximum catch-up contribution for 2019 was $6,000.

In addition, we have a non-qualified executive deferred compensation plan (the “Deferred Compensation Plan”).  Our board of directors, at its discretion, determines who may participate in the plan as well as an annual contribution, if any, up to the maximum amount allowed by IRC regulations.  Our board of directors has determined that, beginning in 2019, employees with the title of Vice President and above may participate in this plan.  Currently, our President and CEO is the only participant in this plan.  We made a $19,000 contribution to the plan for the benefit of our President and CEO in 2019.  See “Deferred Compensation Plan” below.

Pension Restoration Plans

We participate in two pension restoration plans.  Each plan intends to provide a supplemental benefit for executive officers who would have a reduction in the pension benefit from the NRECA Retirement Security Plan because of IRC limitations.  Beginning in 2019, we participate in the Executive Benefit Restoration Plan and our President and CEO, Senior Vice President and CFO, and Senior Vice President of Member Engagement are currently the only participants in this plan.  Our Senior Vice President and COO participates in the Deferred Compensation Pension Restoration Plan.  Participation in the Deferred Compensation Pension Restoration Plan was closed to new participants as of January 1, 2015.

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our President and CEO receives during contract discussions with him.  Mr. Harris was entitled to personal use of a company automobile, which amounted to $1,272 in 2019.

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

Change in Control

There is no provision in our President and CEO’s employment agreement or any other arrangement with any other executive officers that increases or decreases any amounts payable to him as a result of a change in control.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our executive officers for services rendered to us in all capacities during each of the last three fiscal years.  The table also identifies the principal capacity in which each of these executives serves.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value and Non-qualified Deferred Compensation Earnings (1)	All Other Compen-sation (2)	Total
Marcus M. Harris	2019	$675,000	$—	$83,835	$25,872	$784,707
President and CEO	2018	472,875	—	32,701	62,683	568,259

Bryan S. Rogers	2019	316,103	—	41,571	5,600	363,274
Senior Vice President and CFO	2018	246,686	—	124,593	4,912	376,191

D. Richard Beam (3)	2019	337,404	—	55,076	5,600	398,080
Senior Vice President and COO	2018	317,764	—	464,383	5,500	787,647
	2017	309,699	—	390,164	7,320	707,183

Micheal L. Hern (4)	2019	124,615	—	—	—	124,615
General Counsel

Kirk D. Johnson (5)	2019	279,231	—	86,147	27,139	392,517
Senior Vice President of Member Engagement

(1)

The Change in Pension Value and Non-Qualified Deferred Compensation Earnings column above and the Present Value of Accumulated Benefit in the Pension Benefits table below disclose the aggregate change in the actuarial present value of the NRECA Retirement Security Plan for each named executive officer and for Mr. Harris and Mr. Johnson, also includes benefits under the Executive Benefit Restoration Plan.

(2)	See the All Other Compensation table below.

(3)	Mr. Beam was promoted to Senior Vice President and COO effective January 1, 2019.
(4)	Mr. Hern joined ODEC on July 31, 2019.
(5)	Mr. Johnson joined ODEC on February 25, 2019.

The following table sets forth information concerning all other compensation awarded to, earned by, or paid to our executive officers during 2019.

ALL OTHER COMPENSATION

Name	Matching Contributions under 401(k) Plan (1)	Contributions under Deferred Compensation Plan	Perquisites and other personal benefits(2)	Total
Marcus M. Harris	$5,600	$19,000	$1,272	$25,872
Bryan S. Rogers	5,600	—	—	5,600
D. Richard Beam	5,600	—	—	5,600
Micheal L. Hern	—	—	—	—
Kirk D. Johnson	—	—	27,139	27,139

(1)	Includes contributions made by us to the 401(k) plan. Mr. Hern and Mr. Johnson will become eligible for matching contributions to the 401(k) plan in 2020.

(2)	For Mr. Harris, includes the personal use of a company automobile. For Mr. Johnson, includes relocation benefits.

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

On December 20, 2019, ODEC entered into an employment agreement with Marcus M. Harris, our President and CEO.  The commencement date of the agreement is January 1, 2020.  The agreement is for the term of three years, with an automatic one-year extension unless Mr. Harris or ODEC gives written notice one year prior to the expiration of the agreement.  The agreement provides that he will receive an annual base salary of $775,000, effective as of January 1, 2020.  Salary adjustments shall be considered at each year end and shall be awarded at the discretion of the board of directors.  In addition to his annual compensation, Mr. Harris is eligible to participate in the Deferred Compensation Plan, and in 2019, ODEC made a contribution of $19,000 to the Deferred Compensation Plan for Mr. Harris.  The board of directors also may grant Mr. Harris an annual bonus at its discretion.  Mr. Harris is also entitled to participate in all benefit plans available to the employees of ODEC.

Under the agreement, during the contract term, if Mr. Harris voluntarily terminates his employment following material breach by us or we terminate his employment without specified cause, we will pay Mr. Harris compensation at the rate in effect on the date of termination for one additional year, plus medical insurance benefits for one year, with limited exceptions.  In addition, Mr. Harris is entitled to receive any benefits that he otherwise would have been entitled to receive including benefits under our 401(k) plan, pension plan, and supplemental retirement plans, although those benefits will not be increased or accelerated, and any unused vacation.

However, if Mr. Harris becomes employed in any capacity during the one-year period immediately following the date of termination, ODEC’s obligation to pay Mr. Harris’ salary at the rate in effect on the date of termination shall be reduced by the amount of his salary that he receives from his new employer.  Also, the medical insurance benefits will cease if he becomes eligible for medical insurance coverage by virtue of his employment with another company.

Based upon a hypothetical termination date of December 31, 2019, in addition to any benefits that he otherwise would have been entitled to receive including benefits under our 401(k) plan, pension plan, supplemental retirement plans, and any unused vacation, Mr. Harris would have been entitled to receive the following:

Annual compensation	$675,000
Targeted bonus	—
Medical insurance	20,574
Total	$695,574

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

Other Executive Officers

Based upon a hypothetical termination date of December 31, 2019, Mr. Rogers, Mr. Beam, Mr. Hern, and Mr. Johnson would only be entitled to the benefits accrued under the retirement plans in which they participate, and any unused vacation.  See “Plans” above and “Defined Benefit Plans” below for more information as to the benefits that would be paid under the retirement plans in which they participate.

Defined Benefit Plans

The following table lists the estimated values under the NRECA Retirement Security Plan, the Deferred Compensation Pension Restoration Plan, and the Executive Benefit Restoration Plan as of December 31, 2019.  As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits was limited to $280,000, effective January 1, 2019.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Year
Marcus M. Harris (1)	NRECA Retirement Security Plan	4.00	$146,543	$—
	Executive Benefit Restoration Plan	1.67	57,588	—

Bryan S. Rogers	NRECA Retirement Security Plan	22.33	899,321	—
	Executive Benefit Restoration Plan	22.33	—	—

D. Richard Beam	NRECA Retirement Security Plan	32.33	2,554,739	—
	Deferred Compensation Pension Restoration Plan	32.33	—	275,525

Micheal L. Hern (2)	NRECA Retirement Security Plan	—	—	—

Kirk D. Johnson (3)	NRECA Retirement Security Plan	17.00	772,232	—
	Executive Benefit Restoration Plan	0.92	12,976	—

(1)

Mr. Harris participated in the NRECA Retirement Security Plan with a former employer and earned 2.33 years of credited service with the former employer and earned 1.67 years of credited service with ODEC.

(2)	Mr. Hern will be eligible to participate in the NRECA Retirement Security Plan after he completes his first 12 months of consecutive employment.
(3)

Mr. Johnson participated in the NRECA Retirement Security Plan with a former employer and earned 16.08 years of credited service with his former employer and earned 0.92 years of credited service with ODEC.

The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for social security or other offset amounts.  The participant’s annual pension at his or her normal retirement date, currently age 62, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service.  The multiplier was 1.7% commencing January 1, 1992.  The number of years of credited service is as of the end of the current year for each of the named executives.  The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum.  The lump sum amounts are calculated using the 30-year Treasury rate (3.36% for 2019, and 2.80% for 2018) and the PPA three segment yield rates (3.43%, 4.46%, and 4.88% for 2019, and 2.20%, 3.57%, and 4.24% for 2018) and the required Internal Revenue Service mortality table for lump sum payments (Group Annuity Reserving 1994, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and PPA Retirement Plan 2000 at 2019 combined unisex 50%/50% mortality in combination with the PPA rates).  Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

The Executive Benefit Restoration Plan and the Deferred Compensation Pension Restoration Plan are intended to provide a supplemental benefit for employees who would have had a reduction in their pension benefit because of IRC limitations.  During 2019, Mr. Beam reached normal retirement age, 62, under the Deferred Compensation Pension Restoration Plan, and in accordance with the plan received payment for his pension restoration plan benefits as of December 31, 2019.  As long as Mr. Beam continues to work for us, he will continue to earn benefit credit and may elect to receive a payment of his pension restoration plan benefit.

Deferred Compensation Plan

In 2006, we adopted the Deferred Compensation Plan, a non-qualified plan, for the purposes of allowing participants to defer their compensation and providing supplemental deferred compensation within the statutory maximums permitted under IRC Section 457(b).  Our board of directors has determined that, beginning in 2019, employees with the title of Vice President and above may participate in this plan.  Currently, Mr. Harris is the only participant in this plan.  Under the Deferred Compensation Plan, annual deferrals cannot exceed the lesser of 100% of Mr. Harris’ annual compensation or $18,500 for 2018 and $19,000 for 2019, adjusted by and subject to specified tax laws, during any year in which we are exempt from federal income taxation.  Amounts credited to Mr. Harris under the Deferred Compensation Plan will be credited with earnings or losses equal to those made by an investment in one or more funds of a specified regulated investment company designated by him.

The following table sets forth the non-qualified deferred compensation paid to our executive officers in 2019:

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Gains/(Losses) in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (2)
Marcus M. Harris	$—	$19,000	$25,130	$—	$125,796
Bryan S. Rogers	—	—	—	—	—
D. Richard Beam	—	—	—	—	—
Micheal L. Hern	—	—	—	—	—
Kirk D. Johnson	—	—	—	—	—
(1)	For Mr. Harris, includes a $19,000 ODEC contribution to the Deferred Compensation Plan, which appears in the Summary Compensation table in the “All Other Compensation” column.
(2)

For Mr. Harris, includes a balance of $74,486 which was transferred to ODEC from his former employer, and $13,104, which was previously reported as compensation to Mr. Harris in our Summary Compensation Table for fiscal years prior to fiscal year 2019.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”).  During 2019, our outside directors were compensated by a monthly retainer of $3,800 and were also paid for meetings and other official activities at a rate of $500 per day and $250 per partial day and for teleconferences, if such meetings or other official activities occurred outside the normal board of directors meeting dates.  All directors are entitled to be reimbursed for out-of-pocket expenses incurred in attending meetings and other official activities.  Our directors receive no other compensation from us.  We do not provide our directors pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options.  The following table sets forth the compensation we paid to our directors in 2019:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total
Paul H. Brown	$46,350	$46,350
John J. Burke, Jr.	47,850	47,850
Darlene H. Carpenter	48,100	48,100
Earl C. Currin, Jr.	45,600	45,600
E. Garrison Drummond	45,600	45,600
Chad N. Fowler	45,850	45,850
Fred C. Garber	22,800	22,800
Hunter R. Greenlaw, Jr.	46,350	46,350
Bruce A. Henry	45,850	45,850
David J. Jones	45,600	45,600
Robbie F. Marchant	26,600	26,600
Keith L. Swisher	45,600	45,600
	$512,150	$512,150

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

CEO Pay Ratio

The annual total compensation of Mr. Marcus M. Harris, our President and CEO, was $784,707 in 2019.  Based on reasonable estimates, the median annual total compensation of all of our employees, excluding our President and CEO, was $147,237 for 2019.  Accordingly, for 2019, the ratio of the total compensation of our President and CEO to the median of the annual total compensation of all of our other employees was 5.3 to 1.

We identified our median employee based on salary earned in 2019 by each individual who was employed by us on November 15, 2019. We annualized the salary of all permanent employees who were not employed through the entire year.

Compensation Committee Report

The executive committee serves as the compensation committee of the board of directors and has reviewed and discussed with the management of ODEC the contents of the Compensation Discussion and Analysis section and, based on such review and discussion, has recommended to the board of directors its inclusion in this Annual Report on Form 10-K.

Kent D. Farmer, Chair
E. Garrison Drummond
Jeffrey S. Edwards
Chad N. Fowler
John C. Lee, Jr.
Keith L. Swisher

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

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

	2019	2018
Audit Fees (1)	$358,000	$347,000
Audit-Related Fees (2)	25,744	11,675
Tax Fees (3)	10,506	96,452
Total	$394,250	$455,127

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

For fiscal years 2019 and 2018, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.

Audit Committee Preapproval Process for the Engagement of Auditors

All audit, tax, and other services to be performed by Ernst & Young LLP for us must be pre-approved by the Audit Committee.  The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services.  Pre-approval is granted usually at regularly scheduled meetings.  During 2019 and 2018, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Form 10-K.
1.	Financial Statements

See Index on page 44

2.	Financial Statement Schedules

Not applicable

3.	Exhibits

Exhibits

*3.1 Amended and Restated Articles of Incorporation of Old Dominion Electric Cooperative (filed as exhibit 3.1 to the Registrant’s Form 10-Q, File No. 000-50039, filed on November 10, 2015).

*3.2 Bylaws of Old Dominion Electric Cooperative, Amended and Restated as of June 11, 2019, as amended on June 11, 2019 (filed as exhibit 3.0 to the Registrant’s Form 8-K, File No. 000-50039, filed on June 13, 2019).

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

*†10.12 Employment Agreement, effective January 1, 2020, between Old Dominion Electric Cooperative and Marcus M. Harris and accepted by Marcus M. Harris on December 20, 2019 (filed as Exhibit 10.1 to the Registrant’s Form 8-K, File No. 000-50039, on December 23, 2019).

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

*†10.15 Employment letter, dated December 4, 2018, of Old Dominion Electric Cooperative and agreed and accepted by Kirk D. Johnson (filed as exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2018. No 000-50039, on March 6, 2019).

*†10.16 Employment letter, dated July 31, 2019, of Old Dominion Electric Cooperative and agreed and accepted by Micheal L. Hern (filed as exhibit 10.1 to the Registrant’s Form 10-Q for the Quarterly Period Ended June 30, 2019, No 000-50039, on August 7, 2019).

*†10.17 Executive Deferred Compensation Plan, dated June 30, 2006, adopted on December 18, 2006 (filed as exhibit 10.2 to the Registrant’s Form 8-K File No. 000-50039, on December 21, 2006).

*†10.18 Amended and Restated Deferred Compensation Pension Restoration Plan effective January 1, 2015 (filed as exhibit 10.42 to the Registrant's Form 10-K for the year ended December 31, 2014, File No. 000-50039, on March 11, 2015).

†10.19 Executive Benefit Restoration Plan effective April 9, 2019.

*10.20 Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit 10.27 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

10.21 Extension Agreement.

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

Old Dominion Electric Cooperative Registrant

By:	/s/ Marcus M. Harris
Marcus M. Harris President and Chief Executive Officer

Date: March 11, 2020

Signature	Title

/s/ Marcus M. Harris	President and Chief Executive Officer (Principal executive officer)
Marcus M. Harris

/s/ Bryan S. Rogers	Senior Vice President and Chief Financial Officer
Bryan S. Rogers	(Principal financial officer)

/s/ Allyson B. Pittman	Vice President and Controller (Principal accounting officer)
Allyson B. Pittman

/s/ J. William Andrew, Jr.	Director
J. William Andrew, Jr.

/s/ Paul H. Brown	Director
Paul H. Brown

/s/ John J. Burke, Jr.	Director
John J. Burke, Jr.

/s/ Darlene H. Carpenter	Director
Darlene H. Carpenter

/s/ Earl C. Currin, Jr.	Director
Earl C. Currin, Jr.

/s/ E. Garrison Drummond	Director
E. Garrison Drummond

/s/ Jeffrey S. Edwards	Director
Jeffrey S. Edwards

/s/ Kent D. Farmer	Director
Kent D. Farmer

/s/ Chad N. Fowler	Director
Chad N. Fowler

/s/ Hunter R. Greenlaw, Jr.	Director
Hunter R. Greenlaw, Jr.

/s/ Steven A. Harmon	Director
Steven A. Harmon

/s/ Michael W. Hastings	Director
Michael W. Hastings

/s/ Bruce A. Henry	Director
Bruce A. Henry

/s/ David J. Jones	Director
David J. Jones

/s/ Michael J. Keyser	Director
Michael J. Keyser

/s/ John C. Lee, Jr.	Director
John C. Lee, Jr.

/s/ Cary J. Logan, Jr.	Director
Cary J. Logan, Jr.

/s/ Micheal E. Malandro	Director
Micheal E. Malandro

/s/ Robbie F. Marchant	Director
Robbie F. Marchant

/s/ Keith L. Swisher	Director
Keith L. Swisher

/s/ Gregory W. White	Director
Gregory W. White

/s/ Belvin Williamson, Jr.	Director
Belvin Williamson, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

ODEC does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2019.  Accordingly, ODEC will not file an annual report with the Securities and Exchange Commission.