Form 10-Q
period 2020-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2020-05-13
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC

Alstom	Alstom Power, Inc.

ASU	Accounting Standards Update

Clover	Clover Power Station

CO2	Carbon dioxide

EPC	Engineering, procurement, and construction

EPRS	Essential Power Rock Springs, LLC

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States

Louisa	Louisa Power Station

Marsh Run	Marsh Run Power Station

Mitsubishi	Mitsubishi Hitachi Power Systems Americas, Inc.

MW	Megawatt(s)

MWh	Megawatt hour(s)

North Anna	North Anna Nuclear Power Station

ODEC, We, Our, Us	Old Dominion Electric Cooperative

PJM	PJM Interconnection, LLC

RTO	Regional transmission organization

TEC	TEC Trading, Inc.

Virginia Power	Virginia Electric and Power Company

Wildcat Point	Wildcat Point Generation Facility

WOPC	White Oak Power Constructors

XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,535,887	$2,531,986
Less accumulated depreciation	(943,629)	(927,065)
Net Property, plant, and equipment	1,592,258	1,604,921
Nuclear fuel, at amortized cost	17,723	20,705
Construction work in progress	30,808	31,462
Net Electric Plant	1,640,789	1,657,088
Investments:
Nuclear decommissioning trust	177,566	211,108
Unrestricted investments and other	5,359	5,380
Total Investments	182,925	216,488
Current Assets:
Cash and cash equivalents	231,128	3,469
Restricted cash and cash equivalents	24,320	24,230
Accounts receivable	11,414	12,422
Accounts receivable–members	61,997	101,185
Fuel, materials, and supplies	65,328	62,083
Deferred energy	28,683	3,548
Prepayments and other	4,321	4,702
Total Current Assets	427,191	211,639
Deferred Charges and Other Assets:
Regulatory assets	50,434	57,742
Other assets	25,306	26,287
Total Deferred Charges and Other Assets	75,740	84,029
Total Assets	$2,326,645	$2,169,244
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$444,435	$441,311
Non-controlling interest	5,856	5,846
Total Patronage capital and Non-controlling interest	450,291	447,157
Long-term debt	1,117,990	1,117,867
Revolving credit facility	250,000	67,200
Total Long-term debt and Revolving credit facility	1,367,990	1,185,067
Total Capitalization	1,818,281	1,632,224
Current Liabilities:
Long-term debt due within one year	40,792	40,792
Accounts payable	86,865	147,916
Accounts payable–members	82,300	26,804
Accrued expenses	21,353	5,850
Total Current Liabilities	231,310	221,362
Deferred Credits and Other Liabilities:
Asset retirement obligations	175,034	173,669
Regulatory liabilities	82,443	117,483
Other liabilities	19,577	24,506
Total Deferred Credits and Other Liabilities	277,054	315,658
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,326,645	$2,169,244

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating Revenues	$208,746	$240,779
Operating Expenses:
Fuel	42,578	62,614
Purchased power	92,890	86,194
Transmission	33,916	41,518
Deferred energy	(25,135)	(9,987)
Operations and maintenance	13,742	18,477
Administrative and general	11,856	12,357
Depreciation and amortization	17,522	17,139
Amortization of regulatory asset/(liability), net	(790)	(9,360)
Accretion of asset retirement obligations	1,365	1,384
Taxes, other than income taxes	2,422	2,446
Total Operating Expenses	190,366	222,782
Operating Margin	18,380	17,997
Other income (expense), net	(57)	33
Investment income	350	1,173
Interest charges, net	(15,537)	(15,969)
Income taxes	(3)	(5)
Net Margin including Non-controlling interest	3,133	3,229
Non-controlling interest	(9)	(17)
Net Margin attributable to ODEC	3,124	3,212
Patronage Capital - Beginning of Period	441,311	428,663
Patronage Capital - End of Period	$444,435	$431,875

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$3,133	$3,229
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	17,522	17,139
Other non-cash charges	4,471	4,052
Change in current assets	37,332	5,970
Change in deferred energy	(25,135)	(9,987)
Change in current liabilities	53,259	22,317
Change in regulatory assets and liabilities	5,886	(8,905)
Change in other assets and other liabilities	(3,690)	1,459
Net Cash Provided by Operating Activities	92,778	35,274
Investing Activities:
Increase in other investments	(78)	(645)
Electric plant additions	(47,516)	(8,863)
Net Cash Used for Investing Activities	(47,594)	(9,508)
Financing Activities:
Debt issuance costs	(235)	(257)
Draws on revolving credit facility	349,225	—
Repayments on revolving credit facility	(166,425)	—
Net Cash Provided by/(Used for) Financing Activities	182,565	(257)
Net Change in Cash and Cash Equivalents and Restricted Cash and Cash Equivalents	227,749	25,509
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - Beginning of Period	27,699	22,978
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - End of Period	$255,448	$48,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2020, our consolidated results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019.  The consolidated results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.9 million and $5.8 million as of March 31, 2020 and December 31, 2019, respectively.  The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported therein.  Actual results could differ from those estimates.  The impact that the COVID-19 pandemic will have on our consolidated results of operations, financial condition, and cash flows is uncertain.  We continue to actively manage our business to respond to this health crisis and will continue to evaluate the nature and extent of any impact.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$64,306	$64,306	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	113,260	—	—	—
Unrestricted investments and other (3)	103	—	103	—
Derivatives - gas and power (4)	1,010	—	478	532
Total Financial Assets	$178,679	$64,306	$581	$532

Derivatives - gas and power (4)	$19,116	$17,932	$1,184	$—
Total Financial Liabilities	$19,116	$17,932	$1,184	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$64,504	$64,504	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	146,604	—	—	—
Unrestricted investments and other (3)	126	—	126	—
Derivatives - gas and power (4)	1,013	—	—	1,013
Total Financial Assets	$212,247	$64,504	$126	$1,013

Derivatives - gas and power (4)	$24,125	$17,109	$7,016	$—
Total Financial Liabilities	$24,125	$17,109	$7,016	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 4—Investments below.
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
(4)

Derivatives - gas and power represent natural gas futures contracts (Level 1 and Level 2) and financial transmission rights (Level 3).  Level 1 are indexed against NYMEX.  Level 2 are valued by ACES using observable market inputs for similar transactions.  Level 3 are valued by ACES using unobservable market inputs, including situations where there is little market activity.  Sensitivity in the market price of financial transmission rights could impact the fair value.  For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

3.	Derivatives and Hedging

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation.  In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk.  To manage this exposure, we utilize derivative instruments.  See Note 1 of the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability.  The change in these accounts is included in the operating activities section of our Condensed Consolidated Statements of Cash Flows.

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of March 31,	As of December 31,
Commodity	Unit of Measure	2020	2019
Natural gas	MMBTU	66,810,000	73,560,000
Purchased power - financial transmission rights	MWh	3,245,113	5,771,291

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of March 31,	As of December 31,
	Balance Sheet Location	2020	2019
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$478	$—
Financial transmission rights	Other assets	532	1,013
Total derivatives in an asset position		$1,010	$1,013

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$19,116	$24,125
Total derivatives in a liability position		$19,116	$24,125

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three Months Ended March 31, 2020 and 2019

				Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss) Recognized		Location of Gain (Loss)	from Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended
Regulatory Accounting	March 31,		into Income	March 31,
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Natural gas futures contracts	$(19,521)	$737	Fuel	$(21,466)	$(7,802)
Purchased power	532	320	Purchased power	(3,585)	(3,365)
Total	$(18,989)	$1,057		$(25,051)	$(11,167)

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

4.	Investments

Investments were as follows as of March 31, 2020 and December 31, 2019:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
March 31, 2020
Nuclear decommissioning trust (1)
Debt securities	$60,161	$3,775	$—	$63,936	$63,936
Equity securities	85,027	40,375	(12,142)	113,260	113,260
Cash and other	370	—	—	370	370
Total Nuclear Decommissioning Trust	$145,558	$44,150	$(12,142)	$177,566	$177,566

Unrestricted investments
Government obligations	$2,872	$11	$—	$2,883	$2,872
Debt securities	240	—	—	240	240
Total Unrestricted Investments	$3,112	$11	$—	$3,123	$3,112

Other
Equity securities	$110	$—	$(7)	$103	$103
Non-marketable equity investments	2,144	2,331	—	4,475	2,144
Total Other	$2,254	$2,331	$(7)	$4,578	$2,247
					$182,925

December 31, 2019
Nuclear decommissioning trust (1)
Debt securities	$59,748	$4,325	$—	$64,073	$64,073
Equity securities	85,303	63,858	(2,557)	146,604	146,604
Cash and other	431	—	—	431	431
Total Nuclear Decommissioning Trust	$145,482	$68,183	$(2,557)	$211,108	$211,108

Unrestricted investments
Government obligations	$2,869	$4	$—	$2,873	$2,869
Debt securities	240	—	—	240	240
Total Unrestricted Investments	$3,109	$4	$—	$3,113	$3,109

Other
Equity securities	$110	$15	$—	$125	$125
Non-marketable equity investments	2,146	2,176	—	4,322	2,146
Total Other	$2,256	$2,191	$—	$4,447	$2,271
					$216,488

(1)

Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna.  See Note 3 of the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.  Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or regulatory asset, respectively.

Contractual maturities of debt securities as of March 31, 2020, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$63,936	$—	$63,936
Held to maturity	3,112	—	—	—	3,112
Total	$3,112	$—	$63,936	$—	$67,048

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

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

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and  medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of March 31, 2020, we had outstanding under this facility $250.0 million in borrowings and a $0.5 million letter of credit.  As of December 31, 2019, we had outstanding under this facility $67.2 million in borrowings and a $0.5 million letter of credit.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of March 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$231,128	$24,594
Restricted cash and cash equivalents	24,320	23,893
Total	$255,448	$48,487

Restricted cash and cash equivalents relates to funds held in escrow for payments related to the construction of Wildcat Point.

Revenue Recognition

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  We supply power requirements (energy and demand) to our eleven member distribution cooperatives subject to substantially identical wholesale power contracts with each of them.  We bill our member distribution cooperatives monthly and each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract.  We transfer control of the electricity over time and our member distribution cooperatives simultaneously receive and consume the benefits of the electricity.  The amount we invoice our member distribution cooperatives on a monthly basis corresponds directly to the value to the member distribution cooperatives of our performance, which is determined by our formula rate included in the wholesale power contract.  We sell excess energy and renewable energy credits to non-members at prevailing market prices as control is transferred.

We sell excess purchased and generated energy to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  For the three months ended March 31, 2020 and 2019, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$204,165	$234,325
Renewable energy credit sales to member distribution cooperatives	—	14
Total sales to member distribution cooperatives	$204,165	$234,339

Non-members
Sales to non-members, excluding renewable energy credit sales	$4,477	$6,252
Renewable energy credit sales to non-members	104	188
Total sales to non-members	$4,581	$6,440

Total operating revenues	$208,746	$240,779

Subsequent Event

On April 12, 2020, the governor of Virginia signed legislation that requires that all investor-owned utility generating facilities that emit CO2 as a by-product of combustion close by December 31, 2045.  This includes the Clover generation facility, which we co-own with Virginia Power, an investor-owned utility.  However, if the reliability or security of providing electric service to customers is threatened, a petition may be made by Virginia Power to the Virginia State Corporation Commission requesting relief from the closure requirement.  Clover’s current depreciation rates are based on a useful life through 2050 and we are currently evaluating the impact of the change in Clover’s useful life.  We do not anticipate that this change will have a material impact on our financial statements.  For further discussion of Virginia CO2 Regulation, see “Regulation—Virginia CO2 Regulation” in Part 1, Item 1 Business of our 2019 Annual Report on Form 10-K.

6.	New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments.  FASB issued subsequent amendments to the initial guidance in November 2018 with ASU No. 2018-19, in April 2019 with ASU No. 2019-04, and in May 2019 with ASU No. 2019-05. The ASU amends the guidance on the impairment of financial instruments and adds an impairment model, known as the current expected credit loss (“CECL”) model.  The CECL model requires an entity to recognize its current estimate of all expected credit losses, rather than incurred losses, and applies to trade receivables and other receivables.  The CECL model is designed to capture expected credit losses through the establishment of an allowance account, which will be presented as an offset to the amortized cost basis of the related financial asset.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is applied using the modified-retrospective approach.  We adopted this standard for the fiscal year beginning January 1, 2020, and it did not have a material impact on our financial statements.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates.  The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform.  An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination.  The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance is effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022.  We are currently evaluating the impact of this standard on our financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding matters that could have an impact on our business, financial condition, and future operations.  These statements, based on our expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors. These risks, uncertainties, and other factors include, but are not limited to, general business conditions, demand for energy, federal and state legislative and regulatory actions and legal and administrative proceedings, changes in and compliance with environmental laws and policies, general credit and capital market conditions, weather conditions, the cost of commodities used in our industry, and unanticipated changes in operating expenses and capital expenditures.  Our actual results may vary materially from those discussed in the forward-looking statements as a result of these and other factors.  Any forward-looking statement speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.  The impact that the COVID-19 pandemic will have on our consolidated results of operations, financial condition, and cash flows is uncertain.  We continue to actively manage our business to respond to this health crisis and will continue to evaluate the nature and extent of any impact.

Critical Accounting Policies

As of March 31, 2020, there have been no significant changes in our critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three months ended March 31, 2020, were primarily impacted by the decrease in our total energy rate, PJM’s economic dispatch of our generating facilities, and milder weather.

•

Total revenues from sales to our member distribution cooperatives decreased $30.2 million, or 12.9%, as compared to the same period in 2019, as a result of the 24.0% decrease in energy revenues.  The decrease in energy revenues was due to the 16.2% decrease in the average cost of energy and the 9.3% decrease in energy sales in MWh to our member distribution cooperatives which was partially due to milder weather.  The decrease in energy revenues contributed to the $15.1 million decrease in deferred energy expense.

•

Generation from our owned facilities decreased 28.1%, as compared to the same period in 2019, primarily due to PJM’s economic dispatch.  The decrease in generation contributed to the $20.0 million, or 32.0%, decrease in fuel expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased $6.7 million, or 7.8%, as compared to the same period in 2019, due to the $4.4 million increase in purchased energy expense and the $2.3 million increase in capacity-related purchased power expense.  Purchased energy expense increased due to the 25.5% increase in the volume of purchased energy primarily as a result of decreased generation from our owned facilities, and was partially offset by the 15.8% decrease in the average cost of purchased energy.

•	Transmission expense decreased $7.6 million, or 18.3%, as compared to the same period in 2019, due to PJM charges for network transmission services.
•

Amortization of regulatory asset/(liability), net increased $8.6 million as compared to the same period in 2019.  Amortization of the gain on the sale of Rock Springs and related assets reduced our demand costs by $9.4 million in the first quarter of 2019, and the gain was fully amortized by December 31, 2019.  See “Factors Affecting Results—Generating Facilities—Sale of Rock Springs Combustion Turbine Facility.”

Our results for the three months ended March 31, 2020, were not materially impacted by the outbreak in the United States of the COVID-19 pandemic.  We increased our cash balance as of March 31, 2020, by borrowing funds under our revolving credit facility due to uncertainties associated with the COVID-19 pandemic.  Our cash balance also increased as a result of our member distribution cooperatives increased prepayments related to their wholesale power invoices from us.   We continue to closely monitor how the outbreak will affect our operations, results of operations, financial condition, and cash flows.

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

Demand costs, which are primarily fixed costs, such as capacity costs under power purchase contracts with third parties, transmission expense, administrative and general expense, depreciation expense, interest expense, margin requirement, and additional equity contributions approved by our board of directors, are recovered through our demand rates.  The formula rate allows us to change the actual demand rates we charge as our demand-related costs change, without FERC approval, with the exception of nuclear decommissioning expense, which is a fixed number in the formula rate that requires FERC approval prior to any adjustment.  FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula.  Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates.  We collect our total demand costs through the following three separate rates:

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

As stated above, our margin requirements, and additional equity contributions approved by our board of directors are recovered through our demand rates.  We establish our demand rates to produce a net margin attributable to ODEC equal to 20% of our budgeted total interest charges, plus additional equity contributions approved by our board of directors.  The formula rate permits us to adjust revenues from the member distribution cooperatives to equal our actual total demand costs incurred, including a net margin attributable to ODEC equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors.  We make these adjustments utilizing Margin Stabilization.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Margin Stabilization adjustment	$635	$9,779

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 of our 2019 Annual Report on Form 10-K.

COVID-19 Pandemic

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  We supply power requirements (energy and demand) to our eleven member distribution cooperatives subject to substantially identical wholesale power contracts with each of them.  We sell excess energy and renewable energy credits to non-members at prevailing market prices as control is transferred.

Any decline in our member distribution cooperatives’ power requirements related to the COVID-19 pandemic would result in excess energy which we would sell to PJM, TEC, or third parties; or would result in a reduction of our spot market energy purchases.

The formula rate provides for the recovery of costs, margin requirement, and any additional equity contributions approved by our board of directors, from our member distribution cooperatives (see “—Formula Rate” above).  We operate on a cost plus specified margin basis; therefore, our net margin is not a function of total revenues.  Our margin requirement is equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors.  We bill our member distribution cooperatives monthly, and each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract.  Our member distribution cooperatives’ ability to pay their invoices to us may be impacted by certain factors including high unemployment rates, government actions protecting customers from the disconnection of utilities, and increased commercial or industrial closures/bankruptcies.  Our member distribution cooperatives have the option to prepay their invoices to us or to extend payment of their invoices for 60 days.  As of March 31, 2020, prepayments totaled $81.6 million and extensions totaled $6.4 million.

For the three months ended March 31, 2020, we did not see a material impact attributable to the COVID-19 pandemic; however, we are continuing to evaluate ways in which the pandemic could affect our operations, financial condition, results of operations, and cash flows.  The extent to which the COVID-19 pandemic will impact us is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic and the actions taken in response.  For other risks associated with the COVID-19 pandemic, see “Part II Other Information—Item 1A. Risk Factors.”

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

The heating and cooling degree days for the three months ended March 31, 2020, were as follows:

	Three Months Ended March 31,
	2020	2019	Change
Heating degree days	1,509	1,979	(23.7)%
Cooling degree days	—	—	—

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
	2020		2019
	(in MWh and percentages)
Generated:
Wildcat Point	910,835	29.1%	1,392,815	41.2%
North Anna	491,914	15.7	401,387	11.9
Clover	64,652	2.0	116,089	3.4
Louisa	6,681	0.2	55,630	1.7
Marsh Run	12,810	0.4	102,809	3.0
Distributed Generation	213	—	297	—
Total Generated	1,487,105	47.4	2,069,027	61.2
Purchased:
Other than renewable:
Long-term and short-term	703,260	22.5	539,258	15.9
Spot market	705,785	22.5	546,966	16.2
Total Other than renewable	1,409,045	45.0	1,086,224	32.1
Renewable (1)	238,068	7.6	226,386	6.7
Total Purchased	1,647,113	52.6	1,312,610	38.8
Total Available Energy	3,134,218	100.0%	3,381,637	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch control of PJM.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2019 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three months ended March 31, 2020 and 2019, was as follows:

	Three Months Ended March 31,
	2020	2019
Wildcat Point	92.6%	98.4%
North Anna	100.0	83.0
Clover	71.4	81.8
Louisa	97.4	98.5
Marsh Run	100.0	99.9

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three months ended March 31, 2020 and 2019, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended March 31,
	2020	2019
Wildcat Point	64.4%	67.5%
North Anna	102.7	84.7
Clover	7.0	13.6

Sale of Rock Springs Combustion Turbine Facility

On September 14, 2018, we sold our interest in Rock Springs and related assets to EPRS for $115 million.  Prior to the sale, we and EPRS had each individually owned two natural gas-fired combustion turbine units and a 50% undivided interest in related common facilities at Rock Springs.  The transaction resulted in a gain of $42.7 million, which our board of directors approved to defer as a regulatory liability.  We amortized $5.0 million of the gain in 2018 and the remaining $37.7 million was amortized ratably in 2019.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$98,921	$130,206
Renewable energy credits	—	14
Demand revenues	105,244	104,119
Total revenues from sales to member distribution cooperatives	204,165	234,339
Non-members:
Energy revenues	4,477	6,192
Renewable energy credits	104	187
Demand revenues	—	61
Total revenues from sales to non-members	4,581	6,440
Total operating revenues	$208,746	$240,779

Energy sales to:	(in MWh)
Member distribution cooperatives	2,873,392	3,169,638
Non-members	236,959	201,608
Total energy sales	3,110,351	3,371,246

Average cost of energy to member distribution cooperatives (per MWh)	$34.43	$41.08
Average total cost to member distribution cooperatives (per MWh)	$71.05	$73.93

Member Distribution Cooperatives

For the three months ended March 31, 2020, total revenues from sales to our member distribution cooperatives were 12.9% lower, as compared to the same period in 2019, primarily due to the decrease in energy revenues.  Energy revenues decreased $31.3 million, or 24.0%, due to the 16.2% decrease in the average cost of energy and the 9.3% decrease in energy sales in MWh to our member distribution cooperatives.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2019	(1.3)
January 1, 2020	(16.2)

Operating Expenses

The following is a summary of the components of our operating expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fuel	$42,578	$62,614
Purchased power	92,890	86,194
Transmission	33,916	41,518
Deferred energy	(25,135)	(9,987)
Operations and maintenance	13,742	18,477
Administrative and general	11,856	12,357
Depreciation and amortization	17,522	17,139
Amortization of regulatory asset/(liability), net	(790)	(9,360)
Accretion of asset retirement obligations	1,365	1,384
Taxes, other than income taxes	2,422	2,446
Total Operating Expenses	$190,366	$222,782

Our operating expenses are comprised of the costs that we incur to generate and purchase power to meet the needs of our member distribution cooperatives, and the costs associated with any sales of power to non-members.  Our energy costs generally are variable and include fuel expense, the energy portion of our purchased power expense, and the variable portion of operations and maintenance expense.  Our demand costs generally are fixed and include the capacity portion of our purchased power expense, transmission expense, the fixed portion of operations and maintenance expense, administrative and general expense, and depreciation and amortization expense.  Additionally, all non-operating expenses and income items, including investment income and interest charges, net, are components of our demand costs.  See “Factors Affecting Results—Formula Rate” above.

Total operating expenses decreased $32.4 million, or 14.6%, for the three months ended March 31, 2020, as compared to the same period in 2019, primarily as a result of decreases in fuel expense, deferred energy expense, and transmission expense, partially offset by increases in amortization of regulatory asset/(liability), net and purchased power expense.

•	Fuel expense decreased $20.0 million, or 32.0%, primarily as a result of the 28.1% decrease in generation from our owned facilities primarily due to PJM’s economic dispatch.
•

Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $15.1 million.  For the three months ended March 31, 2020 and 2019, we under-collected $25.1 million and $10.0 million, respectively.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2019 Annual Report on Form 10-K.

•	Transmission expense decreased $7.6 million, or 18.3%, due to changes in PJM charges for network transmission services.
•

Amortization of regulatory asset/(liability), net increased $8.6 million.  For the three months ended March 31, 2019, we amortized $9.4 million of the gain on the sale of Rock Springs and related assets.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased $6.7 million, or 7.8%, due to the $4.4 million increase in purchased energy expense and the $2.3 million increase in capacity-related purchased power expense.  Purchased energy expense increased due to the 25.5% increase in the volume of purchased energy primarily as a result of decreased generation from our owned facilities, and was partially offset by the 15.8% decrease in the average cost of purchased energy.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Interest on long-term debt	$(14,501)	$(15,026)
Interest on revolving credit facility	(961)	(150)
Other interest	(158)	(884)
Total interest charges	(15,620)	(16,060)
Allowance for borrowed funds used during construction	83	91
Interest charges, net	$(15,537)	$(15,969)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three months ended March 31, 2020, as compared to the same period in 2019.

Financial Condition

The principal changes in our financial condition from December 31, 2019 to March 31, 2020, were caused by increases in revolving credit facility, accounts payable–members, and deferred energy, and decreases in accounts payable, accounts receivable–members, regulatory liabilities, and nuclear decommissioning trust.

•

Revolving credit facility increased $182.8 million due to increased borrowings under this facility.  In March 2020, we borrowed funds under this facility to increase our cash balance due to uncertainties associated with the COVID-19 pandemic.

•

Accounts payable–members increased $55.5 million primarily due to the increase in member prepayments partially offset by the decrease in the amounts owed to our member distribution cooperatives under Margin Stabilization.

•

Deferred energy increased $25.1 million as a result of the under-collection of our energy costs in 2020.  The deferred energy balance was an under-collection of $3.5 million and $28.7 million at December 31, 2019, and March 31, 2020, respectively.

•	Accounts payable decreased $61.1 million due to the decrease in construction-related payables primarily as a result of the Wildcat Point settlement and power purchase payables.
•

Accounts receivable–members decreased $39.2 million primarily due to the decrease in power requirements by our member distribution cooperatives and the $14.1 million decrease in member distribution cooperatives’ extended payment balances.

•	Regulatory liabilities decreased $35.0 million, primarily due to the decrease in the regulatory liability related to the unrealized gain on the North Anna nuclear decommissioning trust.
•	Nuclear decommissioning trust decreased $33.5 million, primarily due to the decrease in the market value of the equity investments in the nuclear decommissioning trust.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

During the first three months of 2020 and 2019, our operating activities provided cash flows of $92.8 million and $35.3 million, respectively.  Operating activities in 2020 were primarily impacted by the $53.3 million change in current liabilities, the $37.3 million change in current assets, and the $25.1 million change in deferred energy.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of March 31, 2020, we had outstanding under this facility $250.0 million in borrowings and a $0.5 million letter of credit.  As of December 31, 2019, we had outstanding under this facility $67.2 million in borrowings and a $0.5 million letter of credit.  We increased our cash balance as of March 31, 2020, by borrowing funds under our revolving credit facility due to uncertainties associated with the COVID-19 pandemic.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and financings in the debt capital markets.  These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating facilities.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities.  Substantially all our investment activities relate to capital expenditures in connection with our generating facilities.  We expect that cash flows from our operations, borrowings under our revolving credit facility, and financings in the debt capital markets will be sufficient to meet our currently anticipated future operational and capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2020.

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

OLD DOMINION ELECTRIC COOPERATIVE

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Recovery of Costs from PJM

In 2014, we filed a petition at FERC seeking recovery from PJM of approximately $14.9 million of unreimbursed costs, which were incurred during the first quarter of 2014 related to the dispatch of our combustion turbine facilities. In 2015, FERC denied our petition, we filed a request for rehearing, and FERC issued an order granting rehearing for the limited purpose of FERC's further consideration of the matter.  In 2016, FERC denied our request for rehearing and, on June 15, 2018, the United States Court of Appeals for the District of Columbia Circuit denied our Petition for Review.  PJM removed the matter to United States District Court for the Eastern District of Virginia in July of 2019 and filed a motion to dismiss.  In 2019, we filed a motion to remand the matter to state court.  On March 31, 2020, the United States District Court for the Eastern District of Virginia granted PJM’s motion to dismiss and denied our motion to remand.  We are evaluating our options to appeal to the United States Court of Appeals for the Fourth Circuit on jurisdictional grounds.  We continue to pursue recovery as a separate breach of an oral contract claim in the Circuit Court for the County of Henrico in the Commonwealth of Virginia.  We have not recorded a receivable related to this matter.

Other Matters

Other than the issues discussed above and certain other legal proceedings arising out of the ordinary course of business that management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

ITEM 1A.  RISK FACTORS

Our business and operations, and the operations of our member distribution cooperatives and suppliers, have been and will be impacted by the COVID-19 pandemic and could be similarly impacted by like events in the future.

The recent outbreak of COVID-19 has been declared by the World Health Organization to be a pandemic and has spread across the world, including the United States.  Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our operations and financial performance cannot be determined at this time.  We expect that the longer the period of economic and global supply chain disruptions continue, the greater the risk that there could be a material adverse impact on our operations, financial condition, results of operations, and cash flows.

ODEC is considered an essential service provider and due to this pandemic we have adjusted the schedules of our workforce at our owned generating facilities that we operate, specifically Wildcat Point, Louisa, and Marsh Run.  We have also developed a contingency plan for staffing at these facilities.  We have ownership interests in North Anna and Clover that are operated by Virginia Power, which has taken similar measures.  Beginning in mid-March 2020, our headquarters personnel began telecommuting with no disruption in business operations and will continue telecommuting for a period of time in the future.

Economic conditions, including a significant increase in unemployment and state government orders prohibiting disconnection of utilities during a state of emergency, as a result of the COVID-19 pandemic may make it difficult for some customers of our member distribution cooperatives to pay their power bills.  These economic conditions could ultimately affect the timeliness of our member distribution cooperatives’ cash flows and potentially the timing of their payments to us.  Our member distribution cooperatives’ ability to collect their costs from their members may have an impact on our financial condition and cash flows.

As the impact of the COVID-19 pandemic on our operations and the economy evolves, we will continue to assess our liquidity needs.  A continued worldwide disruption in the availability of credit could materially affect future access to our sources of liquidity.  Adverse changes in our credit ratings may require us to provide credit support for some of our obligations and could negatively impact our liquidity and our ability to access capital. Conditions in the financial and credit markets also may limit the availability of funding or increase the cost of funding, which could adversely affect our operations, financial condition, results of operations, and cash flows.

Sustained deterioration in the financial markets could adversely affect the value of our nuclear decommissioning trust and the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401, in which our employees participate.  The decline in the value of these funds could ultimately necessitate significant additional contributions by us.

In addition to the risk factor above and other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our 2019 Annual Report on Form 10-K, which could affect our business, financial condition, results of operations, and cash flows.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, and cash flows.

ITEM 5.  OTHER INFORMATION

On May 11, 2020, our board of directors elected Mr. Gregory S. Rogers as a member of the board of directors and he will serve on the Bylaws and Policy Committee and the Power Supply and Resources Committee.  Mr. Rogers was recommended to the Nominating Committee by Shenandoah Valley Electric Cooperative to replace Mr. Michael W. Hastings, who resigned from our board of directors April 8, 2020.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 13, 2020	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)