Form 10-Q
period 2020-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2020-08-11
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,522,395	$2,531,986
Less accumulated depreciation	(943,892)	(927,065)
Net Property, plant, and equipment	1,578,503	1,604,921
Nuclear fuel, at amortized cost	14,941	20,705
Construction work in progress	42,132	31,462
Net Electric Plant	1,635,576	1,657,088
Investments:
Nuclear decommissioning trust	204,991	211,108
Unrestricted investments and other	2,506	5,380
Total Investments	207,497	216,488
Current Assets:
Cash and cash equivalents	42,914	3,469
Restricted cash and cash equivalents	24,349	24,230
Accounts receivable	11,638	12,422
Accounts receivable–members	83,734	101,185
Fuel, materials, and supplies	69,703	62,083
Deferred energy	20,591	3,548
Prepayments and other	3,596	4,702
Total Current Assets	256,525	211,639
Deferred Charges and Other Assets:
Regulatory assets	42,702	57,742
Other assets	16,897	26,287
Total Deferred Charges and Other Assets	59,599	84,029
Total Assets	$2,159,197	$2,169,244
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$447,549	$441,311
Non-controlling interest	5,862	5,846
Total Patronage capital and Non-controlling interest	453,411	447,157
Long-term debt	1,118,114	1,117,867
Revolving credit facility	100,000	67,200
Total Long-term debt and Revolving credit facility	1,218,114	1,185,067
Total Capitalization	1,671,525	1,632,224
Current Liabilities:
Long-term debt due within one year	40,792	40,792
Accounts payable	75,948	147,916
Accounts payable–members	68,435	26,804
Accrued expenses	7,442	5,850
Total Current Liabilities	192,617	221,362
Deferred Credits and Other Liabilities:
Asset retirement obligations	176,400	173,669
Regulatory liabilities	108,372	117,483
Other liabilities	10,283	24,506
Total Deferred Credits and Other Liabilities	295,055	315,658
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,159,197	$2,169,244

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating Revenues	$189,562	$214,985	$398,308	$455,764
Operating Expenses:
Fuel	22,806	30,307	65,384	92,921
Purchased power	60,145	68,783	153,035	154,977
Transmission	33,006	41,851	66,922	83,369
Deferred energy	8,092	12,439	(17,043)	2,452
Operations and maintenance	16,292	17,440	30,034	35,917
Administrative and general	10,308	14,680	22,164	27,037
Depreciation and amortization	17,502	17,193	35,024	34,332
Amortization of regulatory asset/(liability), net	(61)	(7,819)	(851)	(17,179)
Accretion of asset retirement obligations	1,365	1,384	2,730	2,768
Taxes, other than income taxes	2,427	2,389	4,849	4,835
Total Operating Expenses	171,882	198,647	362,248	421,429
Operating Margin	17,680	16,338	36,060	34,335
Other income (expense), net	(3)	(35)	(60)	(2)
Investment income	902	2,838	1,252	4,011
Interest charges, net	(15,455)	(15,902)	(30,992)	(31,871)
Income taxes	(3)	(10)	(6)	(15)
Net Margin including Non-controlling interest	3,121	3,229	6,254	6,458
Non-controlling interest	(7)	(21)	(16)	(38)
Net Margin attributable to ODEC	3,114	3,208	6,238	6,420
Patronage Capital - Beginning of Period	444,435	431,875	441,311	428,663
Patronage Capital - End of Period	$447,549	$435,083	$447,549	$435,083

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$6,254	$6,458
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	35,024	34,332
Other non-cash charges	8,743	7,693
Change in current assets	11,721	(18,443)
Change in deferred energy	(17,043)	2,452
Change in current liabilities	13,943	(9,334)
Change in regulatory assets and liabilities	12,927	(28,842)
Change in other assets and other liabilities	(4,594)	3,266
Net Cash Provided by/(Used for) Operating Activities	66,975	(2,418)
Investing Activities:
Purchases of held to maturity securities	—	(2,875)
Proceeds from sale of held to maturity securities	2,875	2,838
Purchases of available for sale securities	—	(56,703)
Proceeds from sale of available for sale securities	—	56,666
Increase in other investments	(886)	(3,013)
Electric plant additions	(61,965)	(21,428)
Net Cash Used for Investing Activities	(59,976)	(24,515)
Financing Activities:
Debt issuance costs	(235)	(257)
Draws on revolving credit facility	349,225	70,000
Repayments on revolving credit facility	(316,425)	(40,750)
Net Cash Provided by Financing Activities	32,565	28,993
Net Change in Cash and Cash Equivalents and Restricted Cash and Cash Equivalents	39,564	2,060
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - Beginning of Period	27,699	22,978
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - End of Period	$67,263	$25,038

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2020, our consolidated results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019.  The consolidated results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.9 million and $5.8 million as of June 30, 2020 and December 31, 2019, respectively.  The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$67,890	$67,890	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	137,101	—	—	—
Unrestricted investments and other (3)	122	—	122	—
Derivatives - gas and power (4)	993	—	925	68
Total Financial Assets	$206,106	$67,890	$1,047	$68

Derivatives - gas and power (4)	$9,766	$8,255	$1,511	$—
Total Financial Liabilities	$9,766	$8,255	$1,511	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$64,504	$64,504	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	146,604	—	—	—
Unrestricted investments and other (3)	126	—	126	—
Derivatives - gas and power (4)	1,013	—	—	1,013
Total Financial Assets	$212,247	$64,504	$126	$1,013

Derivatives - gas and power (4)	$24,125	$17,109	$7,016	$—
Total Financial Liabilities	$24,125	$17,109	$7,016	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 4—Investments below.
(2)

Nuclear decommissioning trust includes investments measured at net asset value per share (or its equivalent) as a practical expedient and these investments have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in our Condensed Consolidated Balance Sheet.

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of June 30,	As of December 31,
Commodity	Unit of Measure	2020	2019
Natural gas	MMBTU	65,990,000	73,560,000
Purchased power - financial transmission rights	MWh	6,087,751	5,771,291

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of June 30,	As of December 31,
	Balance Sheet Location	2020	2019
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$925	$—
Financial transmission rights	Other assets	68	1,013
Total derivatives in an asset position		$993	$1,013

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$9,766	$24,125
Total derivatives in a liability position		$9,766	$24,125

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Six Months Ended June 30, 2020 and 2019

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Six Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	June 30,		into Income	June 30,		June 30,
	2020	2019		2020	2019	2020	2019
	(in thousands)			(in thousands)
Natural gas futures contracts	$(12,638)	$(12,450)	Fuel	$(5,726)	$(2,104)	$(27,192)	$(9,906)
Purchased power	68	704	Purchased power	(898)	(2,037)	(4,482)	(5,402)
Total	$(12,570)	$(11,746)		$(6,624)	$(4,141)	$(31,674)	$(15,308)

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

4.	Investments

Investments were as follows as of June 30, 2020 and December 31, 2019:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
June 30, 2020
Nuclear decommissioning trust (1)
Debt securities	$60,565	$7,008	$—	$67,573	$67,573
Equity securities	85,481	56,737	(5,117)	137,101	137,101
Cash and other	317	—	—	317	317
Total Nuclear Decommissioning Trust	$146,363	$63,745	$(5,117)	$204,991	$204,991

Unrestricted investments
Debt securities	$240	$—	$—	$240	$240
Total Unrestricted Investments	$240	$—	$—	$240	$240

Other
Equity securities	$111	$11	$—	$122	$122
Non-marketable equity investments	2,144	2,369	—	4,513	2,144
Total Other	$2,255	$2,380	$—	$4,635	$2,266
					$207,497

December 31, 2019
Nuclear decommissioning trust (1)
Debt securities	$59,748	$4,325	$—	$64,073	$64,073
Equity securities	85,303	63,858	(2,557)	146,604	146,604
Cash and other	431	—	—	431	431
Total Nuclear Decommissioning Trust	$145,482	$68,183	$(2,557)	$211,108	$211,108

Unrestricted investments
Government obligations	$2,869	$4	$—	$2,873	$2,869
Debt securities	240	—	—	240	240
Total Unrestricted Investments	$3,109	$4	$—	$3,113	$3,109

Other
Equity securities	$110	$15	$—	$125	$125
Non-marketable equity investments	2,146	2,176	—	4,322	2,146
Total Other	$2,256	$2,191	$—	$4,447	$2,271
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

Contractual maturities of debt securities as of June 30, 2020, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$67,573	$—	$67,573
Held to maturity	240	—	—	—	240
Total	$240	$—	$67,573	$—	$67,813

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

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

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of June 30, 2020, we had outstanding under this facility $100.0 million in borrowings and a $0.5 million letter of credit.  As of December 31, 2019, we had outstanding under this facility $67.2 million in borrowings and a $0.5 million letter of credit.

Cash and Cash Equivalents

For purposes of our Condensed Consolidated Statements of Cash Flows, we consider all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within our Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in our Condensed Consolidated Statements of Cash Flows:

	As of June 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$42,914	$1,031
Restricted cash and cash equivalents	24,349	24,007
Total	$67,263	$25,038

Restricted cash and cash equivalents relates to funds held in escrow for payments related to the construction of Wildcat Point and in July 2020, the funds were released and paid to the contractors.

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

We sell excess purchased and generated energy to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  For the three and six months ended June 30, 2020 and 2019, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$183,863	$206,803	$388,028	$441,128
Renewable energy credit sales to member distribution cooperatives	13	3	13	17
Total sales to member distribution cooperatives	$183,876	$206,806	$388,041	$441,145

Non-members
Sales to non-members, excluding renewable energy credit sales	$5,686	$6,947	$10,163	$13,199
Renewable energy credit sales to non-members	—	1,232	104	1,420
Total sales to non-members	$5,686	$8,179	$10,267	$14,619

Total operating revenues	$189,562	$214,985	$398,308	$455,764

Virginia CO2 Regulation

On April 12, 2020, the governor of Virginia signed legislation that requires that all investor-owned utility generating facilities that emit CO2 as a by-product of combustion close by December 31, 2045.  This includes the Clover generation facility, which we co-own with Virginia Power, an investor-owned utility.  However, if the reliability or security of providing electric service to customers is threatened, a petition may be made by Virginia Power to the Virginia State Corporation Commission requesting relief from the closure requirement.  Clover’s current depreciation rates are based on a useful life through 2050 and due to the uncertainty of the reliability requirements in the future, we have concluded that a change in useful life is not necessary at this time.  For further discussion of Virginia CO2 Regulation, see “Regulation—Virginia CO2 Regulation” in Part 1, Item 1 Business of our 2019 Annual Report on Form 10-K.

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

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates.  The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform.  An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination.  The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance is effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022.  We are continuing to evaluate the impact of this standard on our financial statements.

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

Critical Accounting Policies

As of June 30, 2020, there have been no significant changes in our critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of ODEC and TEC.  See Note 1—General in Notes to Condensed Consolidated Financial Statements in Part 1, Item 1.

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

Our results from operations for the three and six months ended June 30, 2020, were primarily impacted by the decreases in our total energy rate and PJM’s economic dispatch of our generating facilities.  Additionally for the three months ended June 30, 2020, purchased power expense decreased, and for the six months ended June 30, 2020, we experienced milder weather.

•

Total revenues from sales to our member distribution cooperatives decreased $22.9 million, or 11.1%, and $53.1 million, or 12.0%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily as a result of the 18.8% and 21.8% decrease in energy revenues, respectively.  The decrease in energy revenues was primarily due to the 16.2% decrease in the average cost of energy for the three and six months ended June 30, 2020.  Additionally, energy sales in MWh to our member distribution cooperatives decreased 3.0% and 6.6%, respectively.  The decrease in energy revenues contributed to the $4.3 million and $19.5 million decrease in deferred energy expense, respectively.

•

Generation from our owned facilities decreased 19.6% and 24.5%, respectively, as compared to the same periods in 2019, primarily due to PJM’s economic dispatch.  The decrease in generation contributed to the $7.5 million, or 24.8%, and $27.5 million, or 29.6%, decrease in fuel expense, respectively.

•

Transmission expense decreased $8.8 million, or 21.1%, and $16.4 million, or 19.7%, respectively, as compared to the same period in 2019, due to changes in PJM charges for network transmission services.

•

Amortization of regulatory asset/(liability), net increased $7.8 million and $16.3 million, respectively, as compared to the same periods in 2019.  Amortization of the gain on the sale of Rock Springs and related assets reduced our demand costs by $9.5 million and $18.9 million for the three and six months ended June 30, 2019, respectively, and the gain was fully amortized by December 31, 2019.  See “Factors Affecting Results—Generating Facilities—Sale of Rock Springs Combustion Turbine Facility.”

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $8.6 million, or 12.6%, for the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to the $8.5 million decrease in purchased energy expense.  Purchased energy expense decreased due to the 31.7% decrease in the average cost of purchased energy, partially offset by the 25.8% increase in the volume of purchased energy primarily as a result of decreased generation from our owned facilities.  The decrease in the average cost of purchased energy was partially due to the expiration of a long-term purchased power contract on May 31, 2020, that was replaced by lower cost purchased energy.

We believe our results for the three and six months ended June 30, 2020, were not materially impacted by the outbreak in the United States of the COVID-19 pandemic.  We believe that other factors described above, such as the decrease in our total energy rate and the impact of milder weather, were the primary drivers of our results for the three and six months ended June 30, 2020.  However, we have taken some actions as a result of the pandemic.  We increased our cash balance as of March 31, 2020, by borrowing funds under our revolving credit facility due to uncertainties associated with the pandemic; however, during the second quarter of 2020, we reduced borrowings under our revolving credit facility and decreased our cash balance.  Our cash balance also increased as a result of our member distribution cooperatives’ increased prepayments of their wholesale power invoices from us.  We continue to closely monitor how the outbreak will affect our operations, results of operations, financial condition, and cash flows.

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

As stated above, our margin requirements, and additional equity contributions approved by our board of directors are recovered through our demand rates.  We establish our demand rates to produce a net margin attributable to ODEC equal to 20% of our budgeted total interest charges, plus additional equity contributions approved by our board of directors.  The formula rate permits us to adjust revenues from the member distribution cooperatives to equal our actual total demand costs incurred, including a net margin attributable to ODEC up to 20% of actual interest charges, plus additional equity contributions approved by our board of directors.  We make these adjustments utilizing Margin Stabilization.

We may revise our budget at any time to the extent that our current budget does not accurately reflect our costs and expenses or estimates of our sales of power.  Increases or decreases in our budget automatically amend the energy and/or the demand components of our formula rate, as necessary.  If at any time our board of directors determines that the formula does not recover all of our costs and expenses or determines a change in cost allocation methodology among our member distribution cooperatives is appropriate, it may adopt a new formula to meet those costs and expenses, subject to any necessary regulatory review and approval.  On June 26, 2020, we submitted an application to FERC to revise our formula rate for a change in cost allocation methodology of our remaining owned capacity service rate, to be effective January 1, 2021.

As detailed in the table below, we utilized Margin Stabilization to increase revenues for the three and six months ended June 30, 2020, and for the three months ended June 30, 2019; and to reduce revenues for the six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Margin Stabilization adjustment	$(7,642)	$(4,256)	$(7,007)	$5,523

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 of our 2019 Annual Report on Form 10-K.

COVID-19 Pandemic

Impact on Results of Operations and Financial Condition

For the three and six months ended June 30, 2020, we do not believe there was a material impact attributable to the COVID-19 pandemic on our results of operations or financial condition.

Our total revenues decreased $25.4 million, or 11.8%, and $57.5 million, or 12.6%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year.  The decreases were primarily due to the 16.2% decrease in our total energy rate to our member distribution cooperatives, effective January 1, 2020, and the milder weather in the first quarter of 2020.

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  We supply power requirements (energy and demand) to our eleven member distribution cooperatives subject to substantially identical wholesale power contracts with each of them.  We sell excess power and renewable energy credits to non-members at prevailing market prices as control is transferred.  For the three and six months ended June 30, 2020, energy sales in MWh to our member distribution cooperatives decreased 3.0% and 6.6%, respectively, as compared to the same periods in the prior year.  We believe a portion of the decrease relates to weather.  In addition, the majority of our member distribution cooperatives’ loads are residential, which may be a factor in limiting the impact of the pandemic on our results of operations.  Although we cannot currently determine the portion of the decrease that may be attributable to the pandemic, we are continuing to evaluate the trends associated with the pandemic.

Any decline in our member distribution cooperatives’ power requirements related to the COVID-19 pandemic would result in excess energy which we would sell to PJM, TEC, or third parties; or would result in a reduction of our spot market energy purchases.

The formula rate provides for the recovery of costs, margin requirement, and any additional equity contributions approved by our board of directors, from our member distribution cooperatives (see “—Formula Rate” above).  We operate on a cost plus specified margin basis; therefore, our net margin is not a function of total revenues.  Our margin requirement is equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors.  We bill our member distribution cooperatives monthly, and each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract.  Our member distribution cooperatives’ ability to pay their invoices to us may be impacted by certain factors including high unemployment rates, government actions protecting customers from the disconnection of utilities, and increased commercial or industrial closures/bankruptcies.  Under an existing program, our member distribution cooperatives have the option to prepay their invoices from us or to extend payment of their invoices for 60 days.  As of June 30, 2020, prepayments totaled $68.3 million and extensions totaled $11.6 million.

We increased our cash balance as of March 31, 2020, by borrowing funds under our revolving credit facility due to uncertainties associated with the COVID-19 pandemic; however, during the second quarter of 2020, we reduced borrowings under our revolving credit facility and decreased our cash balance.  Our cash balance also increased as a result of our member distribution cooperatives’ increased prepayments of their wholesale power invoices from us.

Workforce Considerations

ODEC is considered an essential service provider and due to the COVID-19 pandemic, we adjusted the schedules of our workforce for March through June 2020 at our owned generating facilities that we operate, specifically Wildcat Point, Louisa, and Marsh Run.  Although we have transitioned back to pre-pandemic schedules at our generating facilities, we have an ongoing contingency plan for staffing at these facilities.  Additionally, beginning in mid-March 2020, our headquarters personnel began telecommuting with no disruption in business operations and will continue telecommuting for a period of time in the future.

In July 2020, the Commonwealth of Virginia issued the Emergency Temporary Standard Infectious Disease Prevention: SARS-CoV-2 Virus That Causes COVID-19 regulation.  All employers covered by this regulation must comply with mandatory requirements to protect employees from workplace exposure to COVID-19 and we are subject to this regulation for our operations located in Virginia.  We do not anticipate that compliance under this regulation will result in a material impact on our operations or costs.

Ongoing Considerations

We are continuing to monitor ways in which the COVID-19 pandemic could affect our operations, results of operations, financial condition, and cash flows.  The extent to which the pandemic will impact us is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic and the actions taken in response.  See “Part II Other Information—Item 1A. Risk Factors.”

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

The heating and cooling degree days for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Heating degree days	205	37	454.1%	1,714	2,016	(15.0)%
Cooling degree days	285	415	(31.3)	285	415	(31.3)

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	(in MWh and percentages)
Generated:
Wildcat Point	584,733	21.9%	740,847	27.7%	1,495,568	25.8%	2,133,662	35.3%
North Anna	458,477	17.2	455,395	17.1	950,391	16.4	856,782	14.2
Clover	68,829	2.6	31,148	1.2	133,481	2.3	147,237	2.4
Louisa	41,253	1.5	99,835	3.7	47,934	0.8	155,465	2.6
Marsh Run	71,066	2.7	194,740	7.3	83,876	1.4	297,549	4.9
Distributed Generation	430	—	465	—	643	—	762	—
Total Generated	1,224,788	45.9	1,522,430	57.0	2,711,893	46.7	3,591,457	59.4
Purchased:
Other than renewable:
Long-term and short-term	706,937	26.5	487,163	18.3	1,410,197	24.3	1,026,421	16.9
Spot market	538,888	20.2	462,482	17.3	1,244,673	21.5	1,009,448	16.7
Total Other than renewable	1,245,825	46.7	949,645	35.6	2,654,870	45.8	2,035,869	33.6
Renewable (1)	196,767	7.4	197,400	7.4	434,835	7.5	423,786	7.0
Total Purchased	1,442,592	54.1	1,147,045	43.0	3,089,705	53.3	2,459,655	40.6
Total Available Energy	2,667,380	100.0%	2,669,475	100.0%	5,801,598	100.0%	6,051,112	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch control of PJM.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2019 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three and six months ended June 30, 2020 and 2019, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Wildcat Point	80.5%	74.1%	87.8%	86.3%
North Anna	94.3	94.6	97.2	88.9
Clover	45.2	38.8	58.3	60.2
Louisa	93.5	89.8	95.4	94.2
Marsh Run	86.6	92.5	93.3	96.1

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and six months ended June 30, 2020 and 2019, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Wildcat Point	27.1%	35.8%	34.8%	52.0%
North Anna	95.6	95.0	99.2	89.9
Clover	7.4	2.5	7.2	8.0

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues and energy sales in MWh by type of purchaser for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$80,372	$98,928	$179,293	$229,134
Renewable energy credits	13	3	13	17
Demand revenues	103,491	107,875	208,735	211,994
Total revenues from sales to member distribution cooperatives	183,876	206,806	388,041	441,145
Non-members:
Energy revenues	5,665	6,951	10,142	13,143
Renewable energy credits	—	1,233	104	1,420
Demand revenues	21	(5)	21	56
Total revenues from sales to non-members	5,686	8,179	10,267	14,619
Total operating revenues	$189,562	$214,985	$398,308	$455,764

Energy sales to:	(in MWh)
Member distribution cooperatives	2,335,722	2,408,315	5,209,114	5,577,953
Non-members	315,182	233,831	552,141	435,439
Total energy sales	2,650,904	2,642,146	5,761,255	6,013,392

Average cost of energy to member distribution cooperatives (per MWh)	$34.41	$41.08	$34.42	$41.08
Average total cost to member distribution cooperatives (per MWh)	$78.72	$85.87	$74.49	$79.09

Member Distribution Cooperatives

For the three and six months ended June 30, 2020, total revenues from sales to our member distribution cooperatives were $22.9 million, or 11.1%, and $53.1 million, or 12.0%, lower, respectively, as compared to the same periods in 2019.  Energy revenues decreased $18.6 million, or 18.8%, and $49.8 million, or 21.8%, respectively, primarily due to the 16.2% decrease in the average cost of energy for the three and six months ended June 30, 2020.  Additionally, energy sales in MWh to our member distribution cooperatives decreased 3.0% and 6.6%, respectively.  Demand revenues decreased $4.4 million, or 4.1%, and $3.3 million, or 1.5%, respectively.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2019	(1.3)
January 1, 2020	(16.2)

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Fuel	$22,806	$30,307	$65,384	$92,921
Purchased power	60,145	68,783	153,035	154,977
Transmission	33,006	41,851	66,922	83,369
Deferred energy	8,092	12,439	(17,043)	2,452
Operations and maintenance	16,292	17,440	30,034	35,917
Administrative and general	10,308	14,680	22,164	27,037
Depreciation and amortization	17,502	17,193	35,024	34,332
Amortization of regulatory asset/(liability), net	(61)	(7,819)	(851)	(17,179)
Accretion of asset retirement obligations	1,365	1,384	2,730	2,768
Taxes, other than income taxes	2,427	2,389	4,849	4,835
Total Operating Expenses	$171,882	$198,647	$362,248	$421,429

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

Total operating expenses decreased $26.8 million, or 13.5%, and $59.2 million, or 14.0%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily as a result of decreases in fuel expense, transmission expense, deferred energy expense, and for the three months ended June 30, 2020, purchased power expense, partially offset by the increase in amortization of regulatory asset/(liability), net.

•

Fuel expense decreased $7.5 million, or 24.8%, and $27.5 million, or 29.6%, for the three and six months ended June 30, 2020, respectively, primarily as a result of the 19.6% and 24.5%, respectively, decrease in generation from our owned facilities primarily due to PJM’s economic dispatch.

•

Transmission expense decreased $8.8 million, or 21.1%, and $16.4 million, or 19.7%, for the three and six months ended June 30, 2020, respectively, due to changes in PJM charges for network transmission services.

•

Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $4.3 million and $19.5 million, respectively, for the three and six months ended June 30, 2020.  For the three months ended June 30, 2019 and 2020, we over-collected $8.1 million and $12.4 million, respectively.  For the six months ended June 30, 2020, we under-collected $17.0 million and for the six months ended June 30, 2019, we over-collected $2.5 million.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2019 Annual Report on Form 10-K.

•

Amortization of regulatory asset/(liability), net increased $7.8 million and $16.3 million, for the three and six months ended June 30, 2020, respectively.  For the three and six months ended June 30, 2019, we amortized $9.5 million and $18.9 million, respectively, of the gain on the sale of Rock Springs and related assets.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $8.6 million, or 12.6%, for the three months ended June 30, 2020, primarily due to the $8.5 million decrease in purchased energy expense.  Purchased energy expense decreased due to the 31.7% decrease in the average cost of purchased energy, partially offset by the 25.8% increase in the volume of purchased energy primarily as a result of decreased generation from our owned facilities.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Interest on long-term debt	$(14,500)	$(15,025)	$(29,001)	$(30,051)
Interest on revolving credit facility	(723)	(202)	(1,684)	(352)
Other interest	(348)	(815)	(506)	(1,699)
Total interest charges	(15,571)	(16,042)	(31,191)	(32,102)
Allowance for borrowed funds used during construction	116	140	199	231
Interest charges, net	$(15,455)	$(15,902)	$(30,992)	$(31,871)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and six months ended June 30, 2020, as compared to the same periods in 2019.

Financial Condition

The principal changes in our financial condition from December 31, 2019 to June 30, 2020, were caused by decreases in accounts payable and accounts receivable–members, and increases in accounts payable–members, revolving credit facility, and deferred energy.

•	Accounts payable decreased $72.0 million due to the decrease in construction-related payables primarily as a result of the Wildcat Point settlement and power purchase payables.
•

Accounts receivable–members decreased $17.5 million due to the $15.6 million decrease in wholesale power invoices for June 2020 as compared to December 2019 and the $8.9 million decrease in member distribution cooperatives’ extended payment balances, partially offset by the $7.0 million owed to us by our member distribution cooperatives under Margin Stabilization.

•

Accounts payable–members increased $41.6 million due to the $53.1 million increase in member prepayments partially offset by the $7.2 million decrease in the amounts owed to our member distribution cooperatives under Margin Stabilization and the $4.3 million patronage capital retirement.

•

Revolving credit facility increased $32.8 million due to increased borrowings under this facility.  We borrowed funds under this facility to increase our cash balance due to uncertainties associated with the COVID-19 pandemic.

•

Deferred energy increased $17.0 million as a result of the under-collection of our energy costs in 2020.  The deferred energy balance was an under-collection of $3.5 million and $20.6 million at December 31, 2019, and June 30, 2020, respectively.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.  We continue to evaluate our sources of liquidity and the appropriate level of cash on hand and will continue to monitor and adjust as necessary to meet our forecasted needs.  We have no major new construction projects planned requiring capital and do not anticipate issuing additional long-term debt.

Operations

During the first six months of 2020, our operating activities provided cash flows of $67.0 million and during the first six months of 2019 our operating activities used cash flows of $2.4 million.  Operating activities in 2020 were primarily impacted by the $11.7 million change in current assets, the $17.0 million change in deferred energy, the $13.9 million change in current liabilities, and the $12.9 million change in regulatory assets and liabilities.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of June 30, 2020, we had outstanding under this facility $100.0 million in borrowings and a $0.5 million letter of credit.  As of December 31, 2019, we had outstanding under this facility $67.2 million in borrowings and a $0.5 million letter of credit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2020.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely matter.  We have established a Disclosure Assessment Committee comprised of members from senior and middle management to assist in this evaluation.  There have been no material changes in our internal controls over financial reporting or in other factors that could significantly affect such controls during the past fiscal quarter.  We have not identified any adverse impact on our internal controls over financial reporting despite most of our headquarters personnel telecommuting due to the COVID-19 pandemic.  The design of our processes and controls allows for compliance with remote and secure access to necessary financial information.  We are continually monitoring and assessing the COVID-19 pandemic to minimize any impact on the design and operating effectiveness of our internal controls.

OLD DOMINION ELECTRIC COOPERATIVE

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Recovery of Costs from PJM

In 2014, we filed a petition at FERC seeking recovery from PJM of approximately $14.9 million of unreimbursed costs, which were incurred during the first quarter of 2014 related to the dispatch of our combustion turbine facilities. In 2015, FERC denied our petition, we filed a request for rehearing, and FERC issued an order granting rehearing for the limited purpose of FERC's further consideration of the matter.  In 2016, FERC denied our request for rehearing and, on June 15, 2018, the United States Court of Appeals for the District of Columbia Circuit denied our Petition for Review.  PJM removed the matter to United States District Court for the Eastern District of Virginia in July of 2019 and filed a motion to dismiss.  In 2019, we filed a motion to remand the matter to state court.  On March 31, 2020, the United States District Court for the Eastern District of Virginia granted PJM’s motion to dismiss and denied our motion to remand.  We filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit on jurisdictional grounds and are awaiting the court’s decision.  We continue to pursue recovery as a separate breach of an oral contract claim in the Circuit Court for the County of Henrico in the Commonwealth of Virginia.  We have not recorded a receivable related to this matter.

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

ODEC is considered an essential service provider and due to this pandemic we are prepared to adjust the schedules of our workforce at our owned generating facilities that we operate, specifically Wildcat Point, Louisa, and Marsh Run and have a contingency plan for staffing at these facilities.  We have ownership interests in North Anna and Clover that are operated by Virginia Power, which has taken similar measures.  Beginning in mid-March 2020, our headquarters personnel began telecommuting with no disruption in business operations and will continue telecommuting for a period of time in the future.  There can be no assurance that these measures will fully protect us from the impact of COVID-19.

Economic conditions, including a significant increase in unemployment, expiration of federal or state support programs, and state government orders prohibiting disconnection of utilities during a state of emergency, as a result of the COVID-19 pandemic, may make it difficult for some customers of our member distribution cooperatives to pay their power bills.  These economic conditions could ultimately affect the timeliness of our member distribution cooperatives’ cash flows and potentially the timing of their payments to us.  Our member distribution cooperatives’ ability to collect their costs from their members may have an impact on our financial condition and cash flows.

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

ITEM 5.  OTHER INFORMATION

Virginia CO2 Regulation

On April 12, 2020, the governor of Virginia signed legislation that requires that all investor-owned utility generating facilities that emit CO2 as a by-product of combustion close by December 31, 2045.  This includes the Clover generation facility, which we co-own with Virginia Power, an investor-owned utility.  However, if the reliability or security of providing electric service to customers is threatened, a petition may be made by Virginia Power to the Virginia State Corporation Commission requesting relief from the closure requirement.  Clover’s current depreciation rates are based on a useful life through 2050 and due to the uncertainty of the reliability requirements in the future, we have concluded that a change in useful life is not necessary at this time.  For further discussion of Virginia CO2 Regulation, see “Regulation—Virginia CO2 Regulation” in Part 1, Item 1 Business of our 2019 Annual Report on Form 10-K.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 11, 2020	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)