Form 10-Q
period 2020-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2020-11-10
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,525,477	$2,531,986
Less accumulated depreciation	(960,520)	(927,065)
Net Property, plant, and equipment	1,564,957	1,604,921
Nuclear fuel, at amortized cost	12,313	20,705
Construction work in progress	43,112	31,462
Net Electric Plant	1,620,382	1,657,088
Investments:
Nuclear decommissioning trust	217,126	211,108
Unrestricted investments and other	2,276	5,380
Total Investments	219,402	216,488
Current Assets:
Cash and cash equivalents	70,364	3,469
Restricted cash and cash equivalents	—	24,230
Accounts receivable	9,783	12,422
Accounts receivable–members	73,156	101,185
Fuel, materials, and supplies	57,928	62,083
Deferred energy	—	3,548
Prepayments and other	2,996	4,702
Total Current Assets	214,227	211,639
Deferred Charges and Other Assets:
Regulatory assets	28,818	57,742
Other assets	9,650	26,287
Total Deferred Charges and Other Assets	38,468	84,029
Total Assets	$2,092,479	$2,169,244
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$450,545	$441,311
Non-controlling interest	5,858	5,846
Total Patronage capital and Non-controlling interest	456,403	447,157
Long-term debt	1,118,241	1,117,867
Revolving credit facility	—	67,200
Total Long-term debt and Revolving credit facility	1,118,241	1,185,067
Total Capitalization	1,574,644	1,632,224
Current Liabilities:
Long-term debt due within one year	40,792	40,792
Accounts payable	53,341	147,916
Accounts payable–members	85,646	26,804
Accrued expenses	23,172	5,850
Deferred energy	5,100	—
Total Current Liabilities	208,051	221,362
Deferred Credits and Other Liabilities:
Asset retirement obligations	177,766	173,669
Regulatory liabilities	129,264	117,483
Other liabilities	2,754	24,506
Total Deferred Credits and Other Liabilities	309,784	315,658
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,092,479	$2,169,244

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating Revenues	$216,281	$252,729	$614,589	$708,493
Operating Expenses:
Fuel	45,893	51,000	111,277	143,921
Purchased power	47,721	83,851	200,756	238,828
Transmission	31,815	38,107	98,737	121,476
Deferred energy	25,691	15,403	8,648	17,855
Operations and maintenance	16,490	23,721	46,524	59,638
Administrative and general	10,653	11,358	32,817	38,395
Depreciation and amortization	17,423	17,207	52,447	51,539
Amortization of regulatory asset/(liability), net	7,895	(9,163)	7,044	(26,342)
Accretion of asset retirement obligations	1,366	1,386	4,096	4,154
Taxes, other than income taxes	2,281	2,350	7,130	7,185
Total Operating Expenses	207,228	235,220	569,476	656,649
Operating Margin	9,053	17,509	45,113	51,844
Other income (expense), net	(18)	(41)	(78)	(43)
Investment income	8,800	1,358	10,052	5,369
Interest charges, net	(14,845)	(15,648)	(45,837)	(47,519)
Income taxes	2	(4)	(4)	(19)
Net Margin including Non-controlling interest	2,992	3,174	9,246	9,632
Non-controlling interest	4	(16)	(12)	(54)
Net Margin attributable to ODEC	2,996	3,158	9,234	9,578
Patronage Capital - Beginning of Period	447,549	435,083	441,311	428,663
Patronage Capital - End of Period	$450,545	$438,241	$450,545	$438,241

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$9,246	$9,632
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	52,447	51,539
Other non-cash charges	12,864	12,674
Change in current assets	36,529	(11,806)
Change in deferred energy	8,648	17,855
Change in current liabilities	47,286	18,063
Change in regulatory assets and liabilities	44,330	(38,127)
Change in other assets and other liabilities	(4,886)	(3,225)
Net Cash Provided by Operating Activities	206,464	56,605
Investing Activities:
Purchases of held to maturity securities	—	(2,875)
Proceeds from sale of held to maturity securities	3,115	3,078
Purchases of available for sale securities	(12,400)	(53,828)
Proceeds from sale of available for sale securities	12,400	53,828
Increase in other investments	(9,648)	(4,069)
Electric plant additions	(89,831)	(28,747)
Net Cash Used for Investing Activities	(96,364)	(32,613)
Financing Activities:
Debt issuance costs	(235)	(257)
Draws on revolving credit facility	349,225	167,250
Repayments on revolving credit facility	(416,425)	(167,250)
Net Cash Used for Financing Activities	(67,435)	(257)
Net Change in Cash and Cash Equivalents and Restricted Cash and Cash Equivalents	42,665	23,735
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - Beginning of Period	27,699	22,978
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - End of Period	$70,364	$46,713

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2020, our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019.  The consolidated results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.9 million and $5.8 million as of September 30, 2020 and December 31, 2019, respectively.  The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$81,118	$81,118	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	136,008	—	—	—
Unrestricted investments and other (3)	132	—	132	—
Derivatives - gas and power (4)	13,274	10,931	1,179	1,164
Total Financial Assets	$230,532	$92,049	$1,311	$1,164

Derivatives - gas and power (4)	$2,105	$—	$2,105	$—
Total Financial Liabilities	$2,105	$—	$2,105	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$64,504	$64,504	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	146,604	—	—	—
Unrestricted investments and other (3)	126	—	126	—
Derivatives - gas and power (4)	1,013	—	—	1,013
Total Financial Assets	$212,247	$64,504	$126	$1,013

Derivatives - gas and power (4)	$24,125	$17,109	$7,016	$—
Total Financial Liabilities	$24,125	$17,109	$7,016	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 4—Investments below.
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
(4)

Derivatives - gas and power represent natural gas futures contracts and call option premiums (Level 1 and Level 2), and financial transmission rights (Level 3).  Level 1 are indexed against NYMEX.  Level 2 are valued by ACES using observable market inputs for similar transactions.  Level 3 are valued by ACES using unobservable market inputs, including situations where there is little market activity.  Sensitivity in the market price of financial transmission rights could impact the fair value.  For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of September 30,	As of December 31,
Commodity	Unit of Measure	2020	2019
Natural gas	MMBTU	57,190,000	73,560,000
Purchased power - financial transmission rights	MWh	4,860,209	5,771,291

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of September 30,	As of December 31,
	Balance Sheet Location	2020	2019
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$12,110	$—
Financial transmission rights	Other assets	1,164	1,013
Total derivatives in an asset position		$13,274	$1,013

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$2,105	$24,125
Total derivatives in a liability position		$2,105	$24,125

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine Months Ended September 30, 2020 and 2019

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Nine Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	September 30,		into Income	September 30,		September 30,
	2020	2019		2020	2019	2020	2019
	(in thousands)			(in thousands)
Natural gas futures contracts	$9,090	$(13,603)	Fuel	$(6,621)	$(5,175)	$(33,813)	$(15,081)
Purchased power	1,164	1,053	Purchased power	3,192	3,334	(1,291)	(2,068)
Total	$10,254	$(12,550)		$(3,429)	$(1,841)	$(35,104)	$(17,149)

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

4.	Investments

Investments were as follows as of September 30, 2020 and December 31, 2019:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
September 30, 2020
Nuclear decommissioning trust (1)
Debt securities	$60,809	$7,656	$—	$68,465	$68,465
Equity securities	81,662	59,375	(5,030)	136,007	136,007
Cash and other (2)	12,654	—	—	12,654	12,654
Total Nuclear Decommissioning Trust	$155,125	$67,031	$(5,030)	$217,126	$217,126

Other
Equity securities	$111	$21	$—	$132	$132
Non-marketable equity investments	2,144	2,403	—	4,547	2,144
Total Other	$2,255	$2,424	$—	$4,679	$2,276
					$219,402

December 31, 2019
Nuclear decommissioning trust (1)
Debt securities	$59,748	$4,325	$—	$64,073	$64,073
Equity securities	85,303	63,858	(2,557)	146,604	146,604
Cash and other	431	—	—	431	431
Total Nuclear Decommissioning Trust	$145,482	$68,183	$(2,557)	$211,108	$211,108

Unrestricted investments
Government obligations	$2,869	$4	$—	$2,873	$2,869
Debt securities	240	—	—	240	240
Total Unrestricted Investments	$3,109	$4	$—	$3,113	$3,109

Other
Equity securities	$110	$15	$—	$125	$125
Non-marketable equity investments	2,146	2,176	—	4,322	2,146
Total Other	$2,256	$2,191	$—	$4,447	$2,271
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

(2)	Cash and other includes funds related to the rebalancing of equity securities which will be invested in equity and debt securities in the fourth quarter of 2020.

Contractual maturities of debt securities as of September 30, 2020, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$68,465	$—	$68,465
Held to maturity	—	—	—	—	—
Total	$—	$—	$68,465	$—	$68,465

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

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

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of September 30, 2020, we had no borrowings outstanding under this facility and had a $0.5 million letter of credit.  As of December 31, 2019, we had $67.2 million in borrowings outstanding under this facility and a $0.5 million letter of credit.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within our Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in our Condensed Consolidated Statements of Cash Flows:

	As of September 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$70,364	$22,583
Restricted cash and cash equivalents	—	24,130
Total	$70,364	$46,713

Restricted cash and cash equivalents related to funds held in escrow for payments related to the construction of Wildcat Point and in July 2020, the funds were released and paid to the contractors.

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

We sell excess purchased and generated energy to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  For the three and nine months ended September 30, 2020 and 2019, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$201,620	$237,661	$589,648	$678,789
Renewable energy credit sales to member distribution cooperatives	13	4	26	21
Total sales to member distribution cooperatives	$201,633	$237,665	$589,674	$678,810

Non-members
Sales to non-members, excluding renewable energy credit sales	$9,314	$11,812	$19,477	$25,011
Renewable energy credit sales to non-members	5,334	3,252	5,438	4,672
Total sales to non-members	$14,648	$15,064	$24,915	$29,683

Total operating revenues	$216,281	$252,729	$614,589	$708,493

Virginia CO2 Regulation

On April 12, 2020, the governor of Virginia signed legislation that requires that all investor-owned utility generating facilities that emit CO2 as a by-product of combustion cease commercial operation by December 31, 2045.  This includes the Clover generation facility, which we co-own with Virginia Power, an investor-owned utility.  However, if the reliability or security of providing electric service to customers is threatened, a petition may be made by Virginia Power to the Virginia State Corporation Commission requesting relief from the closure requirement.  Clover’s current depreciation rates are based on a useful life through 2050 and due to the uncertainty of the reliability requirements in the future, we have concluded that a change in useful life is not necessary at this time.  For further discussion of Virginia CO2 Regulation, see “Regulation—Virginia CO2 Regulation” in Part 1, Item 1 Business of our 2019 Annual Report on Form 10-K.

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

Critical Accounting Policies

As of September 30, 2020, there have been no significant changes in our critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and nine months ended September 30, 2020, were primarily impacted by the decreases in our total energy rate and PJM’s economic dispatch of our generating facilities, and milder weather.

•

Total revenues from sales to our member distribution cooperatives decreased 15.2% and 13.1% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily as a result of the 17.1% and 20.1% decrease in energy revenues, respectively.  The decrease in energy revenues was primarily due to the 16.2% decrease in the average cost of energy for the three and nine months ended September 30, 2020.  Additionally, milder weather contributed to the 1.1% and 4.6% decrease in energy sales in MWh to our member distribution cooperatives, respectively.

•

Generation from our owned facilities decreased 7.6% and 17.8%, respectively, primarily due to PJM’s economic dispatch of our generating facilities.  The decrease in generation contributed to the 10.0% and 22.7% decrease in fuel expense, respectively.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased 43.1% and 15.9%, respectively, primarily due to the decrease in purchased energy expense.  Purchased energy expense decreased 38.6% and 15.3%, respectively, due to the decrease in the average cost of purchased energy, partially offset by the 8.1% and 19.9% increase in the volume of purchased energy, respectively, primarily as a result of decreased generation from our owned facilities.

We believe our results for the three and nine months ended September 30, 2020, were not materially impacted by the outbreak in the United States of the COVID-19 pandemic.  We believe that other factors described above, such as the decrease in our total energy rate and the impact of milder weather, were the primary drivers of our results for the three and nine months ended September 30, 2020.  We continue to closely monitor how the outbreak will affect our operations, results of operations, financial condition, and cash flows, and have taken certain actions as a result of the pandemic.  See “Factors Affecting Results—COVID-19 Pandemic” below for a more detailed discussion.

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

As stated above, our margin requirements, and additional equity contributions approved by our board of directors are recovered through our demand rates.  We establish our demand rates to produce a net margin attributable to ODEC equal to 20% of our budgeted total interest charges, plus additional equity contributions approved by our board of directors.  The formula rate permits us to adjust revenues from the member distribution cooperatives to equal our actual total demand costs incurred, including a net margin attributable to ODEC up to 20% of actual interest charges, plus additional equity contributions approved by our board of directors.  We make these adjustments utilizing Margin Stabilization (as described below).

We may revise our budget at any time to the extent that our current budget does not accurately reflect our costs and expenses or estimates of our sales of power.  Increases or decreases in our budget automatically amend the energy and/or the demand components of our formula rate, as necessary.  If at any time our board of directors determines that the formula does not recover all of our costs and expenses or determines a change in cost allocation methodology among our member distribution cooperatives is appropriate, it may adopt a new formula to meet those costs and expenses, subject to any necessary regulatory review and approval.  On June 26, 2020, we submitted an application to FERC to revise our formula rate for a change in cost allocation methodology of our remaining owned capacity service rate, to be effective January 1, 2021.  On August 25, 2020, FERC issued an order accepting our filing with an effective date of January 1, 2021.

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three and nine months ended September 30, 2020, and for the nine months ended September 30, 2019; and to increase revenues for the three months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Margin Stabilization adjustment	$13,438	$(110)	$6,431	$5,413

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 of our 2019 Annual Report on Form 10-K.

COVID-19 Pandemic

Impact on Results of Operations and Financial Condition

For the three and nine months ended September 30, 2020, we do not believe there was a material impact attributable to the COVID-19 pandemic on our results of operations or financial condition.

Our total revenues decreased $36.4 million, or 14.4%, and $93.9 million, or 13.3%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year.  The decreases were primarily due to the 16.2% decrease in our total energy rate to our member distribution cooperatives, effective January 1, 2020, and the milder weather in the first quarter of 2020.

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  We supply power requirements (energy and demand) to our eleven member distribution cooperatives subject to substantially identical wholesale power contracts with each of them.  We sell excess power and renewable energy credits to non-members at prevailing market prices as control is transferred.  For the three and nine months ended September 30, 2020, energy sales in MWh to our member distribution cooperatives decreased 1.1% and

4.6%, respectively, as compared to the same periods in the prior year.  We believe a portion of the decrease relates to weather.  In addition, the majority of our member distribution cooperatives’ loads are residential, which may be a factor in limiting the impact of the pandemic on our results of operations.  Although we cannot currently determine the portion of the decrease that may be attributable to the pandemic, we are continuing to evaluate the trends associated with the pandemic.

Any decline in our member distribution cooperatives’ power requirements related to the COVID-19 pandemic would result in excess energy which we would sell to PJM, TEC, or third parties; or would result in a reduction of our spot market energy purchases.

The formula rate provides for the recovery of costs, margin requirement, and any additional equity contributions approved by our board of directors, from our member distribution cooperatives.  See “—Formula Rate” above.  We operate on a cost plus specified margin basis; therefore, our net margin is not a function of total revenues.  Our margin requirement is equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors.  We bill our member distribution cooperatives monthly, and each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract.  Our member distribution cooperatives’ ability to pay their invoices to us may be impacted by certain factors including high unemployment rates, government actions protecting customers from the disconnection of utilities, and increased commercial or industrial closures/bankruptcies.  Under an existing program, our member distribution cooperatives have the option to prepay their invoices from us or to extend payment of their invoices for 60 days.  As of September 30, 2020, prepayments totaled $79.2 million and extensions totaled $10.4 million.

We increased our cash and cash equivalents balance to $231.1 million as of March 31, 2020, by borrowing funds under our revolving credit facility due to uncertainties associated with the COVID-19 pandemic.  As of September 30, 2020, we had no borrowings outstanding under our revolving credit facility and had a cash and cash equivalents balance of $70.4 million.

Workforce Considerations

ODEC is considered an essential service provider and due to the COVID-19 pandemic, we adjusted the schedules of our workforce for March through June 2020 at our owned generating facilities that we operate, specifically Wildcat Point, Louisa, and Marsh Run.  Although we have transitioned back to pre-pandemic schedules at our generating facilities, we have an ongoing contingency plan for staffing at these facilities.  We have developed and implemented procedures to protect our employees from potential exposure to COVID-19 at our facilities, including daily temperature checks, personal protection equipment, and social distancing.  Additionally, beginning in mid-March 2020, the majority of our headquarters personnel began telecommuting with no disruption in business operations and will continue telecommuting through at least the end of 2020.

In July 2020, the Commonwealth of Virginia issued the Emergency Temporary Standard Infectious Disease Prevention: SARS-CoV-2 Virus That Causes COVID-19 regulation.  All employers covered by this regulation must comply with mandatory requirements to protect employees from workplace exposure to COVID-19, and we are subject to this regulation for our operations located in Virginia.  We do not anticipate that compliance under this regulation will result in a material impact on our operations or costs.

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

The heating and cooling degree days for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Heating degree days	—	—	—%	1,714	2,016	(15.0)%
Cooling degree days	1,076	1,138	(5.4)	1,361	1,553	(12.4)

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	(in MWh and percentages)
Generated:
Wildcat Point	840,561	24.5%	1,069,230	30.5%	2,336,129	25.3%	3,202,892	33.5%
North Anna	434,328	12.7	424,494	12.1	1,384,719	15.0	1,281,276	13.4
Clover	353,645	10.3	274,847	7.8	487,126	5.3	422,084	4.4
Louisa	198,015	5.8	237,004	6.8	245,949	2.7	392,469	4.1
Marsh Run	319,951	9.4	317,257	9.0	403,827	4.4	614,806	6.5
Distributed Generation	1,623	—	1,324	—	2,266	—	2,086	—
Total Generated	2,148,123	62.7	2,324,156	66.2	4,860,016	52.7	5,915,613	61.9
Purchased:
Other than renewable:
Long-term and short-term	450,507	13.1	610,921	17.4	1,860,704	20.1	1,637,342	17.1
Spot market	711,202	20.7	454,739	13.0	1,955,875	21.2	1,464,187	15.3
Total Other than renewable	1,161,709	33.8	1,065,660	30.4	3,816,579	41.3	3,101,529	32.4
Renewable (1)	118,465	3.5	118,886	3.4	553,300	6.0	542,672	5.7
Total Purchased	1,280,174	37.3	1,184,546	33.8	4,369,879	47.3	3,644,201	38.1
Total Available Energy	3,428,297	100.0%	3,508,702	100.0%	9,229,895	100.0%	9,559,814	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch control of PJM.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2019 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three and nine months ended September 30, 2020 and 2019, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Wildcat Point	96.3%	84.2%	90.7%	85.6%
North Anna	90.2	87.5	94.8	88.4
Clover	83.0	68.5	66.6	63.0
Louisa	98.0	94.7	96.3	94.3
Marsh Run	100.0	99.3	95.5	97.2

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and nine months ended September 30, 2020 and 2019, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Wildcat Point	38.6%	50.1%	36.1%	51.4%
North Anna	89.6	87.6	95.9	89.1
Clover	37.7	29.2	17.4	15.2

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

Sales to Non-members

Revenues from sales to non-members consist of sales of excess purchased and generated energy and capacity, and sales of renewable energy credits.  We primarily sell excess energy to PJM under its rates for providing energy imbalance service.  Excess energy is the result of changes in our purchased power portfolio, differences between actual and forecasted needs, and changes in market conditions.

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues and energy sales in MWh by type of purchaser for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$106,417	$128,418	$285,710	$357,552
Renewable energy credits	13	4	26	21
Demand revenues	95,203	109,243	303,938	321,237
Total revenues from sales to member distribution cooperatives	201,633	237,665	589,674	678,810
Non-members:
Energy revenues	9,314	11,812	19,456	24,955
Renewable energy credits	5,334	3,252	5,438	4,672
Demand revenues	—	—	21	56
Total revenues from sales to non-members	14,648	15,064	24,915	29,683
Total operating revenues	$216,281	$252,729	$614,589	$708,493

Energy sales to:	(in MWh)
Member distribution cooperatives	3,092,128	3,125,704	8,301,242	8,703,657
Non-members	329,464	367,463	881,605	802,902
Total energy sales	3,421,592	3,493,167	9,182,847	9,506,559

Average cost of energy to member distribution cooperatives (per MWh)	$34.42	$41.08	$34.42	$41.08
Average total cost to member distribution cooperatives (per MWh)	$65.21	$76.04	$71.03	$77.99

Member Distribution Cooperatives

For the three and nine months ended September 30, 2020, total revenues from sales to our member distribution cooperatives decreased $36.0 million, or 15.2%, and $89.1 million, or 13.1%, respectively, as compared to the same periods in 2019.  Energy revenues decreased $22.0 million, or 17.1%, and $71.8 million, or 20.1%, respectively, primarily due to the 16.2% decrease in the average cost of energy for the three and nine months ended September 30, 2020.  Additionally, energy sales in MWh to our member distribution cooperatives decreased 1.1% and 4.6%, respectively.  Demand revenues decreased $14.0 million, or 12.9%, and $17.3 million, or 5.4%, respectively, primarily due to decreases in capacity-related purchased power expense, transmission expense, and operations and maintenance expense; partially offset by the increase in amortization of regulatory asset/(liability), net.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2019	(1.3)
January 1, 2020	(16.2)

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fuel	$45,893	$51,000	$111,277	$143,921
Purchased power	47,721	83,851	200,756	238,828
Transmission	31,815	38,107	98,737	121,476
Deferred energy	25,691	15,403	8,648	17,855
Operations and maintenance	16,490	23,721	46,524	59,638
Administrative and general	10,653	11,358	32,817	38,395
Depreciation and amortization	17,423	17,207	52,447	51,539
Amortization of regulatory asset/(liability), net	7,895	(9,163)	7,044	(26,342)
Accretion of asset retirement obligations	1,366	1,386	4,096	4,154
Taxes, other than income taxes	2,281	2,350	7,130	7,185
Total Operating Expenses	$207,228	$235,220	$569,476	$656,649

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

Total operating expenses decreased $28.0 million, or 11.9%, and $87.2 million, or 13.3%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily as a result of decreases in fuel expense, purchased power expense, transmission expense, operations and maintenance expense, and for the nine months ended September 30, 2020, deferred energy expense.  These decreases were partially offset by the increase in amortization of regulatory asset/(liability), net, and for the three months ended September 30, 2020, deferred energy expense.

•

Fuel expense decreased $5.1 million, or 10.0%, and $32.6 million, or 22.7%, respectively, primarily due to the 7.6% and 17.8% decrease in generation from our owned facilities, respectively, primarily due to PJM’s economic dispatch.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $36.1 million, or 43.1%, and $38.1 million, or 15.9%, respectively, primarily due to the decrease in purchased energy expense.  Purchased energy expense decreased $28.2 million, or 38.6%, and $32.3 million, or 15.3%, respectively, due to the decrease in the average cost of purchased energy, partially offset by the 8.1% and 19.9% increase in the volume of purchased energy, respectively, primarily as a result of decreased generation from our owned facilities. The decrease in the average cost of purchased energy was partially due to the expiration of a long-term purchased power contract on May 31, 2020, which was replaced by lower cost purchased energy.

•	Transmission expense decreased $6.3 million, or 16.5%, and $22.7 million, or 18.7%, respectively, due to changes in PJM charges for network transmission services.

•

Operations and maintenance expense decreased $7.2 million, or 30.5%, and $13.1 million, or 22.0%, respectively, primarily due to the difference in the timing and scope of scheduled outages in 2020 as compared to 2019.

•

Deferred energy expense, which represents the difference between energy revenues and energy expenses, increased $10.3 million for the three months ended September 30, 2020, and decreased $9.2 million for the nine months ended September 30, 2020.  For the three months ended September 30, 2020 and 2019, we over-collected $25.7 million and $15.4 million, respectively.  For the nine months ended September 30, 2020 and 2019, we over-collected $8.6 million and $17.9 million, respectively.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2019 Annual Report on Form 10-K.

•

Amortization of regulatory asset/(liability), net increased $17.1 million and $33.4 million, respectively.  For the three and nine months ended September 30, 2019, we amortized $9.4 million and $28.3 million of the gain on the sale of Rock Springs and related assets, respectively.  See “Factors Affecting Results—Generating Facilities—Sale of Rock Springs Combustion Turbine Facility.”

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest on long-term debt	$(14,507)	$(15,032)	$(43,508)	$(45,083)
Interest on revolving credit facility	(280)	(255)	(1,964)	(607)
Other interest	(193)	(500)	(699)	(2,199)
Total interest charges	(14,980)	(15,787)	(46,171)	(47,889)
Allowance for borrowed funds used during construction	135	139	334	370
Interest charges, net	$(14,845)	$(15,648)	$(45,837)	$(47,519)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and nine months ended September 30, 2020, as compared to the same periods in 2019.

Financial Condition

The principal changes in our financial condition from December 31, 2019 to September 30, 2020, were caused by decreases in accounts payable, revolving credit facility, regulatory assets, accounts receivable–members, other liabilities, and other assets; and increases in accounts payable–members and accrued expenses.

•	Accounts payable decreased $94.6 million due to the decrease in construction-related payables primarily as a result of the Wildcat Point settlement and power purchase payables.
•	Revolving credit facility decreased $67.2 million due to repayment of outstanding borrowings under this facility.
•	Regulatory assets decreased $28.9 million primarily due to the change in the deferred net unrealized losses on derivative instruments.

•

Accounts receivable–members decreased $28.0 million due to the $17.9 million decrease in wholesale power invoices for September 2020 as compared to December 2019 and the $10.1 million decrease in member distribution cooperatives’ extended payment balances.

•	Other liabilities decreased $21.8 million due to the increase in the fair value of our natural gas hedges.
•	Other assets decreased $16.6 million due to decreases in the collateral requirements of our natural gas hedges partially offset by the increase in the fair value of our natural gas hedges.
•	Accounts payable–members increased $58.8 million due to the $63.9 million increase in member prepayments partially offset by the $4.3 million patronage capital retirement.
•	Accrued expenses increased $17.3 million due to accrued interest on long-term debt and accrued property taxes.

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

Operations

During the first nine months of 2020 and 2019, our operating activities provided cash flows of $206.5 million and $56.6 million, respectively.  Operating activities in 2020 were primarily impacted by the $47.3 million change in current liabilities, the $44.3 million change in regulatory assets and liabilities, and the $36.5 million change in current assets.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of September 30, 2020, we had no borrowings outstanding under this facility and had a $0.5 million letter of credit.  As of December 31, 2019, we had $67.2 million in borrowings outstanding under this facility and a $0.5 million letter of credit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2020.

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

The recent outbreak of COVID-19 has been declared by the World Health Organization to be a pandemic and has spread across the world, including the United States.  Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the ultimate impact on our operations and financial performance cannot be determined at this time.  We expect that the longer the period of economic and global supply chain disruptions continue, the greater the risk that there could be a material adverse impact on our operations, results of operations, financial condition, and cash flows.

ODEC is considered an essential service provider and due to this pandemic we have previously adjusted and may in the future need to adjust the schedules of our workforce at our owned generating facilities that we operate, specifically Wildcat Point, Louisa, and Marsh Run and have a contingency plan for staffing at these facilities.  We have ownership interests in North Anna and Clover that are operated by Virginia Power, which has taken similar measures.  We have developed and implemented procedures to protect our employees from potential exposure to COVID-19 at our facilities, including daily temperature checks, personal protection equipment, and social distancing.  Beginning in mid-March 2020, the majority of our headquarters personnel began telecommuting with no disruption in business operations and will continue telecommuting through at least the end of 2020.  There can be no assurance that these measures will fully protect us from the impact of the COVID-19 pandemic.

On June 8, 2020, the National Bureau of Economic Research announced that the U.S. was in a recession. Economic conditions, including a significant increase in unemployment, expiration of federal or state support programs, and state government orders prohibiting disconnection of utilities during a state of emergency, as a result of the COVID-19 pandemic, may make it difficult for some customers of our member distribution cooperatives to pay their power bills.  These economic conditions could ultimately affect the timeliness of our member distribution cooperatives’ cash flows and potentially the timing of their payments to us.  Our member distribution cooperatives’ ability to collect their costs from their members may have an impact on our financial condition and cash flows.

As the impact of the COVID-19 pandemic on our operations and the economy evolves, we will continue to assess our liquidity needs.  A continued worldwide disruption in the availability of credit could materially affect future access to our sources of liquidity.  Adverse changes in our credit ratings may require us to provide credit support for some of our obligations and could negatively impact our liquidity and our ability to access capital. Conditions in the financial and credit markets also may limit the availability of funding or increase the cost of funding, which could adversely affect our operations, results of operations, financial condition, and cash flows.

Sustained deterioration in the financial markets could adversely affect the value of our nuclear decommissioning trust and the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401, in which our employees participate.  The decline in the value of these funds could ultimately necessitate significant additional contributions by us.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the potential impact of the COVID-19 pandemic on our operations and financial results, and the actual operational and financial impacts that we have experienced to date.

In addition to the risk factor above and other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our 2019 Annual Report on Form 10-K, which could affect our business, results of operations, financial condition, and cash flows.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition, and cash flows.

ITEM 5.  OTHER INFORMATION

Virginia CO2 Regulation

On April 12, 2020, the governor of Virginia signed legislation that requires that all investor-owned utility generating facilities that emit CO2 as a by-product of combustion cease commercial operation by December 31, 2045.  This includes the Clover generation facility, which we co-own with Virginia Power, an investor-owned utility.  However, if the reliability or security of providing electric service to customers is threatened, a petition may be made by Virginia Power to the Virginia State Corporation Commission requesting relief from the closure requirement.  Clover’s current depreciation rates are based on a useful life through 2050 and due to the uncertainty of the reliability requirements in the future, we have concluded that a change in useful life is not necessary at this time.  For further discussion of Virginia CO2 Regulation, see “Regulation—Virginia CO2 Regulation” in Part 1, Item 1 Business of our 2019 Annual Report on Form 10-K.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 10, 2020	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)