Form 10-K
period 2020-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2021-03-16
CIK 885568

V

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.  NONE

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock.  The Registrant is a membership corporation and has no authorized or outstanding equity securities.

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2020 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
ACE	Affordable Clean Energy rule
ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
Alstom	Alstom Power, Inc.
ASU	Accounting Standards Update
CAA	Clean Air Act
CCRs	Coal combustion residuals
CEC	Choptank Electric Cooperative, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Clover	Clover Power Station
CO2	Carbon dioxide
COO	Chief Operating Officer
CSAPR	Cross-State Air Pollution Rule
DEC	Delaware Electric Cooperative, Inc.
DPSC	Delaware Public Service Commission
DOE	United States Department of Energy
EPA	Environmental Protection Agency
EPC	Engineering, procurement, and construction
EPRS	Essential Power Rock Springs, LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gases
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
IRC	Internal Revenue Code of 1986, as amended
LIBOR	London Interbank Offered Rate
Louisa	Louisa Power Station
Marsh Run	Marsh Run Power Station
Mitsubishi	Mitsubishi Hitachi Power Systems Americas, Inc.
Moody’s	Moody’s Investors Service
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
NERC	North American Electric Reliability Corporation
North Anna	North Anna Nuclear Power Station
North Anna Unit 3	A potential additional nuclear-powered generating unit at North Anna

NOVEC	Northern Virginia Electric Cooperative
NOx	Nitrogen oxide
NRC	United States Nuclear Regulatory Commission
NRECA	National Rural Electric Cooperative Association
NYMEX	New York Mercantile Exchange
ODEC, We, Our, Us	Old Dominion Electric Cooperative
PJM	PJM Interconnection, LLC
PPA	Pension Protection Act
REC	Rappahannock Electric Cooperative
RGGI	Regional Greenhouse Gas Initiative

Abbreviation or Acronym	Definition
Rock Springs	Rock Springs Power Station
RPM	Reliability Pricing Model
RPS	Renewable portfolio standards
RTO	Regional transmission organization
RUS	United States Department of Agriculture Rural Utilities Service
S&P	Standard & Poor’s Financial Services LLC
SEPA	Southeastern Power Administration
SO2	Sulfur dioxide
SVEC	Shenandoah Valley Electric Cooperative
TEC	TEC Trading, Inc.
VAPCB	Virginia Air Pollution Control Board
Virginia Power	Virginia Electric and Power Company
VSCC	Virginia State Corporation Commission
Wildcat Point	Wildcat Point Generation Facility
WOPC	White Oak Power Constructors
XBRL	Extensible Business Reporting Language

PART I

ITEM 1. BUSINESS

OVERVIEW

Old Dominion Electric Cooperative was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit wholesale power supply cooperative.  We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis.  We serve their power requirements pursuant to long-term, all-requirements wholesale power contracts.  Through our member distribution cooperatives, we served approximately 600,000 retail electric customers (meters), representing a total population of approximately 1.5 million people in 2020.

We supply our member distribution cooperatives’ power requirements, consisting of demand requirements and energy requirements, through a portfolio of resources including owned generating facilities, power purchase contracts, and spot market energy purchases.  Our generating facilities are fueled by a mix of natural gas, nuclear, coal, and fuel oil.  We are a member of a regional transmission organization, PJM, and we participate in its energy, capacity, and transmission services markets to serve our member distribution cooperatives.  See “Power Supply Resources” below and properties in Item 2 for a description of these resources.

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

Revenues from our member distribution cooperatives and the percentage each contributed to total revenues from sales to our member distribution cooperatives in 2020 were as follows:

Member Distribution Cooperatives	Revenues
	(in millions)
Rappahannock Electric Cooperative	$237.6	30.8%
Shenandoah Valley Electric Cooperative	144.5	18.7
Delaware Electric Cooperative, Inc.	110.0	14.3
Choptank Electric Cooperative, Inc.	73.7	9.6
Southside Electric Cooperative	56.9	7.4
A&N Electric Cooperative	48.0	6.2
Mecklenburg Electric Cooperative	36.8	4.8
Prince George Electric Cooperative	22.9	3.0
Northern Neck Electric Cooperative	20.2	2.6
Community Electric Cooperative	11.0	1.4
BARC Electric Cooperative	9.2	1.2
Total	$770.8	100.0%

In 2020, there was no individual customer of any of our member distribution cooperatives that constituted 1% or more of our revenues from our member distribution cooperatives.

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

Our member distribution cooperatives’ sales of energy in 2020 totaled approximately 11,500,000 MWh.  These sales were divided by customer class as follows:

Percentage of Customers (Meters)

90.0%
9.2%
0.8%
Residential
Commercial and industrial
Other

From 2015 through 2020, our eleven member distribution cooperatives experienced a compound annual growth rate of 1.9% in the number of customers (meters) and energy sales measured in MWh was relatively flat.

Our eleven member distribution cooperatives’ average number of customers per mile of energized line has been relatively unchanged from 2015 to 2020 at approximately 9.5 customers per mile.  System densities of our member distribution cooperatives in 2020 ranged from 6.3 customers per mile in the service territory of BARC Electric Cooperative to 14.6 customers per mile in the service territory of A&N Electric Cooperative.  In 2020, the average service density for all electric distribution cooperatives in the United States was approximately 8 customers per mile.

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

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration.  We estimate that purchases under this exception constituted less than 3% of our member distribution cooperatives’ total energy requirements in 2020.

There are two additional limited exceptions to the all-requirements nature of the contracts.  One exception permits each of our member distribution cooperatives to receive up to the greater of 5% of its demand and associated energy or 5 MW and associated energy from its owned generation or from other suppliers.  The other exception permits our member distribution cooperatives to purchase additional power from other suppliers in limited circumstances following approval by our board of directors.  As of December 31, 2020, none of our member distribution cooperatives had utilized this latter exception.

If all of our member distribution cooperatives elected to fully utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 178 MW of demand and associated energy.  The following table summarizes the cumulative removal of load requirements under this exception.

As of December 31,	MW
2018	107
2019	108
2020	111

As of January 1, 2021, the cumulative removal of load requirements under this exception was approximately 140 MW.  We do not anticipate that either the current or potential full utilization of this exception by our member distribution cooperatives will have a material impact on our financial condition, results of operations, or cash flows.

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

Our Delaware and Maryland member distribution cooperatives are not regulated by their respective public service commissions, including with respect to wholesale power costs which are a pass-through to their customers.

We are not subject to any RPS; however, DEC has committed to comply with the Delaware RPS even though it is not required by law to do so, which it meets through purchases of renewable energy credits, and owned and purchased resources pursuant to the 5% or 5 MW exception in its wholesale power contract with us.  See “Wholesale Power Contracts” above.

Competition

Delaware and Maryland each have laws unbundling the power component (also known as the generation component) of electric service to retail customers, while maintaining regulation of transmission and distribution services.  All retail customers in Delaware, including customers of DEC, are currently permitted to purchase power from a registered supplier only after DEC approves the supplier’s ability to do business in its service territory.  All retail customers in Maryland, including customers of CEC, are currently permitted to purchase power from the registered supplier of their choice.  As of March 1, 2021, no retail customer of DEC or CEC has switched to an alternative power supplier.

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year.  Currently, one 5 MW customer of one of our member distribution cooperatives has elected to choose an alternate supplier under this provision.  Retail choice is also available to any Virginia customer whose noncoincident peak demand exceeds 90 MW.  Additionally, all Virginia retail customers may select an alternative power supplier that provides 100% renewable energy if their incumbent utility, such as one of our member distribution cooperatives, does not offer this same option.  As of December 31, 2020, eight of our nine Virginia member distribution cooperatives provided this option.

Currently, we do not anticipate that any of these limited rights to retail choice of our member distribution cooperatives’ customers, individually or in the aggregate, will have a material impact on our financial condition, results of operations, or cash flows.

TEC

TEC is owned by our member distribution cooperatives and currently is our only Class B member.  We have a power sales contract with TEC under which we may sell to TEC power that we do not need to meet the needs of our member distribution cooperatives.  TEC then sells this power to the market under market-based rate authority granted by FERC.  In recent years, we have had no sales to TEC and TEC has had no sales to third parties.  Additionally, we have a separate contract under which we may purchase natural gas from TEC; however, we have not purchased natural gas from TEC in recent years.  TEC does not engage in speculative trading.

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

	Year Ended December 31,
	2020		2019		2018
	(in MWh and percentages)
Generated:
Wildcat Point (1)	3,030,617	24.5%	3,400,633	27.2%	3,126,313	23.0%
North Anna	1,832,792	14.8	1,777,573	14.2	1,855,680	13.7
Clover	620,324	5.0	640,119	5.1	1,437,719	10.6
Louisa	360,984	3.0	494,283	4.0	544,390	4.0
Marsh Run	582,648	4.7	716,390	5.8	572,434	4.2
Rock Springs (2)	—	—	—	—	212,957	1.6
Distributed Generation	2,536	—	2,327	—	1,434	—
Total Generated	6,429,901	52.0	7,031,325	56.3	7,750,927	57.1
Purchased:
Other than renewable:
Long-term and short-term	2,715,944	22.0	2,665,167	21.3	2,924,477	21.5
Spot market	2,438,563	19.7	2,047,654	16.4	2,091,063	15.4
Total Other than renewable	5,154,507	41.7	4,712,821	37.7	5,015,540	36.9
Renewable (3)	784,224	6.3	752,405	6.0	808,052	6.0
Total Purchased	5,938,731	48.0	5,465,226	43.7	5,823,592	42.9
Total Available Energy	12,368,632	100.0%	12,496,551	100.0%	13,574,519	100.0%

(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Rock Springs and related assets were sold on September 14, 2018.
(3)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

In 2020, our generating facilities satisfied approximately 92.3% of our weighted average PJM capacity obligation of approximately 2,712 MW.  For a description of our generating facilities, see Item 2.  In 2020, we satisfied the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts.  See “PJM” below.  The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases.  See “Power Purchase Contracts” below.

Our total available energy and total PJM capacity obligation resources by fuel type and purchase type for 2020 are detailed below:

Energy
41.7%
6.3%
32.2%
5.0%
14.8%
Natural Gas
Nuclear
Coal
Purchased - Other than renewable
Purchased - Renewable

We plan to continue purchasing energy in the future by utilizing a combination of physically-delivered forward power purchase contracts, as well as spot market purchases.  As we have done in the past, we expect to adjust our portfolio of power supply resources to reflect our projected power requirements and changes in the market.  To assist us in these efforts, we engage ACES, an energy trading and risk management company.  Specifically, ACES assists us in negotiating power purchase contracts, evaluating the credit risk of counterparties, modeling our power requirements, bidding and dispatch of the generating facilities that we operate, and executing and settling energy transactions.  See “Market Price Risk” in Item 7A.

Power Supply Planning and CO2 Emission Goals

By utilizing various long-term and short-term planning processes and models, we continually evaluate power supply options available to us to meet the needs of our member distribution cooperatives.  We have policies that establish targets that define how our projected power needs will be met, and one of the ways we manage these targets is the utilization of hedging.  We use hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power and fuel market price risks.  These hedging instruments have varying time periods ranging from one month to multiple years in advance.  We also evaluate other power supply options including the acquisition, development, or disposition of generating facilities.

As part of our ongoing power supply planning process, on February 3, 2021, we announced a goal to achieve net zero CO2 emissions by 2050, and set an interim goal to reduce our carbon intensity (pounds of CO2 emitted per MWh) by 50% (from 2005 levels) by 2030.  As of December 31, 2020, we have reduced our carbon intensity by approximately 44% from 2005 levels.

PJM

PJM is an RTO that coordinates the transmission of wholesale electricity in all or parts of 13 states in the eastern United States and the District of Columbia.  As a federally regulated RTO, PJM must act independently and impartially in managing the regional transmission system and the wholesale electricity market.  PJM is primarily responsible for ensuring the reliability of the largest centrally dispatched energy market in North America.  PJM coordinates the continuous buying, selling, and delivery of wholesale electricity throughout its members’ service territories.  PJM system operators continuously conduct dispatch operations and monitor the status of the transmission grid of its participants.  PJM also oversees a regional planning process for transmission expansion to ensure the continued reliability of the PJM electric system.  PJM coordinates and establishes policies for the generation, purchase, and sale of capacity and energy in the control areas of its members.

All of our member distribution cooperatives’ service territories are located in PJM.  As a member of PJM, we are subject to the operations of PJM, and our generating facilities are under dispatch direction of PJM.  We transmit power to our member distribution cooperatives through the transmission facilities subject to operational control of PJM.  We have agreements with PJM that provide us with access to transmission facilities under PJM’s operational control as necessary to deliver energy to our member distribution cooperatives.  We own a limited amount of transmission facilities.  See “Transmission” in Item 2.

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

The PJM energy market consists of day-ahead and real-time markets.  PJM’s day-ahead market is a forward market in which hourly locational marginal prices are calculated for the following day based on the prices at which the owners of generating facilities, including ODEC, offer to run their facilities to meet the requirements of energy customers.  PJM’s real-time market is a spot market in which current locational marginal prices are calculated at five-minute intervals for generating facilities and hourly for participants’ power requirements.

PJM rules require that load serving entities, such as ODEC, meet certain minimum capacity obligations.  These obligations can be met through a combination of owned generation resources and purchases under bilateral agreements and from forward capacity auctions under PJM’s capacity construct, known as RPM.  PJM compensates us for the capacity of our generating facilities made available without regard to whether our generating facilities are dispatched.  The purpose of PJM’s capacity construct is to develop a longer-term pricing program for capacity resources, to provide localized pricing for capacity, and to reduce the resulting investment risk to owners of generating resources, thus encouraging new investment in generating facilities.  The value of capacity resources can vary by location and RPM provides for the recognition of the locational value.  To date, PJM has conducted capacity auctions for capacity to be supplied through May 31, 2022.  Each annual auction is typically held 36 months before each subsequent delivery year, and incremental auctions may be held at prescribed dates after the base residual auction for each delivery year to adjust for changes to the load forecast and the availability of capacity.  However, capacity auctions were suspended until PJM complied with FERC’s ruling on PJM’s Minimum Offer Price Rule.  The next capacity auction is scheduled for May 2021 for the 2022/2023 delivery year.  Subsequent auctions are currently scheduled to be held on an accelerated basis at approximate six-month intervals and the traditional annual auction process will likely resume in May 2024.

The PJM tariff includes a component referred to as capacity performance, which is intended to improve the reliability of the power grid by increasing the availability of generating units, especially during emergency conditions.  Generation owners, such as ODEC, are exposed to significant charges if their generation units do not perform during emergency conditions.

Power Purchase Contracts

We purchase significant amounts of power in the market from investor-owned utilities and power marketers through long-term and short-term physically-delivered forward power purchase contracts.  We also purchase power in the spot energy market.  This approach to meeting our member distribution cooperatives’ energy requirements is not without risks.  See risk factors in Item 1A.  To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy and sales of excess energy.  Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market price risks.  These policies and procedures, developed in consultation with ACES, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility.  See “Market Price Risk” in Item 7A.

Renewables

We have power purchase contracts for 300 MW from wind, solar, and landfill gas facilities that are operational.  We have entered into additional contracts to purchase power from 85 MW of utility-scale solar and greater than 50 MW of distributed solar projects across our service territories in Virginia, Delaware, and Maryland.  We currently anticipate that these projects will become operational between 2021 and 2023.  Our contracts for renewables allow us to buy output, including renewable energy credits, from the renewable facilities at predetermined prices.  We may sell these renewable energy credits to our member distribution cooperatives and non-members. We do not own or operate any of these facilities and are not responsible for their operational costs or performance.

Fuel Supply

Natural Gas

Wildcat Point and our combustion turbine facilities are fueled by natural gas and are located adjacent to natural gas transmission pipelines.  We are responsible for procuring the natural gas to be used by all of our units at these facilities and have developed and utilize a natural gas supply strategy.  The strategy includes securing transportation contracts and incorporating the ability to use No. 2 distillate fuel oil as a backup fuel for Louisa and Marsh Run.  We have identified our primary natural gas suppliers and have negotiated the contracts needed for procurement of physical natural gas.  We have put in place strategies and mechanisms to financially hedge our natural gas needs.  We anticipate that sufficient supplies of natural gas will be available in the future to support the operation of Wildcat Point and our combustion turbine facilities, but significant price volatility may occur.  See “Market Price Risk” in Item 7A.

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

Coal

Virginia Power, as operating agent of Clover, has the sole authority and responsibility to procure coal for the facility.  We are not a direct party to any of these procurement contracts and we do not control their terms or duration.  As of December 31, 2020 and December 31, 2019, based on Clover running at full capacity, there was a 35-day and a 58-day supply of coal, respectively.  We anticipate that sufficient supplies of coal will be available in the future to operate the facility when dispatched by PJM.

REGULATION

General

We are subject to regulation by FERC and, to a limited extent, state public service commissions.  Some of our operations also are subject to regulation by the Virginia Department of Environmental Quality, the Maryland Department of the Environment, the DOE, the NRC, and other federal, state, and local authorities.  Compliance with future laws or regulations may increase our operating and capital costs by requiring, among other things, changes in the design or operation of our generating facilities.

Rate Regulation

We establish our rates for power furnished to our member distribution cooperatives pursuant to our formula rate, which has been accepted by FERC.  The VSCC, the DPSC, and the MPSC do not have jurisdiction over our rates, charges, and services.

Our formula rate is intended to permit us to collect revenues, which, together with revenues from all other sources, are equal to all of our costs and expenses, plus a targeted amount equal to 20% of our total interest charges, plus additional equity contributions as approved by our board of directors.  See “Factors Affecting Results—Formula Rate” in Item 7.

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

Environmental

We are subject to federal, state, and local laws and regulations, and permits designed to both protect human health and the environment and to regulate the emission, discharge, or release of pollutants into the environment.  We believe that we are in material compliance with all current requirements of such environmental laws and regulations and permits.  However, as with all electric utilities, the operation of our generating units could be affected by future changes in environmental laws and regulations.  We continue to monitor activity related to changes in environmental laws and regulations, including new requirements that could apply to our operations.  Capital expenditures and increased operating costs required to comply with any future regulations could be significant.  See risk factors in Item 1A.  Our capital expenditures for environmental improvements at our generating facilities were approximately $0.2 million and $0.3 million in 2020 and 2019, respectively.

Clean Air Act (“CAA”)

Currently, the most significant environmental law affecting our operations is the CAA.  The CAA requires, among other things, that owners and operators of fossil fuel-fired power stations limit emissions of SO2, particulate matter, mercury, and NOx.  Additionally, regulatory programs are in place for new units and for major modifications of existing facilities, and are being proposed for existing units to limit emissions of CO2 and other GHG.  Discussed below are certain standards and regulations under the CAA that impact us.

•	Cross-State Air Pollution Rule (“CSAPR”)
o	The rule requires power plants to reduce SO2 and NOx emissions that contribute to ozone and fine particle pollution in other states.
o

Based upon published allocations/new source set-aside allowances for Virginia and Maryland, we anticipate that we will continue to be able to purchase NOx allowances and a limited number of SO2 allowances to maintain compliance under the CSAPR program for Wildcat Point, Clover, Louisa, and Marsh Run.

•	Acid Rain Program
o	The program requires fossil fuel-fired plants to have SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually.
o	Clover receives an annual allocation of SO2 allowances at no cost based on its baseline operations since it is a facility that was built before the Acid Rain Program.
o

Wildcat Point, Louisa, and Marsh Run however, need to obtain allowances under the Acid Rain Program.  Because they are primarily gas-fired generating facilities, the number of SO2 allowances these newer facilities must obtain is typically minimal and can be supplied from any excess SO2 allowances allocated to Clover.

•	Greenhouse Gas Prevention of Significant Deterioration Permitting
o	These regulations set thresholds for GHG emissions that define when permits are required for new sources, as well as modifications to existing industrial facilities.
o	Future renewal of certain permits for Wildcat Point, Clover, Louisa, and Marsh Run may be affected.

Other environmental laws affect our operations and they are discussed below.

Regional Greenhouse Gas Initiative (“RGGI”)

•

RGGI, as implemented under the laws of participating northeastern and Mid-Atlantic States, including Virginia, Delaware, and Maryland, provides the framework for and administers a cap-and-trade program to regulate and reduce CO2 emissions.

•	In 2020, the Virginia General Assembly passed legislation, to authorize Virginia to join RGGI in 2021 (see “Virginia Clean Economy Act below).
•	We are required to purchase RGGI CO2 allowances for each ton of CO2 emitted by Wildcat Point, Clover, Louisa, and Marsh Run.
•	We continue to project that there will be an adequate supply of CO2 allowances available for purchase through RGGI auctions or in the secondary market to support these generating facilities.

Virginia Clean Economy Act

•	In 2019, the VAPCB approved a regulation that reduces and limits CO2 emissions from large (greater than 25 MW) electric power generating facilities.
•	Virginia joined RGGI in 2021 and established the RGGI program with an effective starting date of January 1, 2021. (See “RGGI” above.)
•

The act requires that the VAPCB establish rules by 2025 to reduce CO2 emissions from the electric sector between 2031 and 2050 and specifies that no emission allowances are to be issued in 2050 or future years.

•

The act requires that substantially all investor-owned utility generating facilities that emit CO2 as a by-product of combustion close by December 31, 2045, which would include Clover, which we co-own with Virginia Power, an investor-owned utility.  However, if the reliability or security of providing electric service to customers is threatened, a petition may be made by Virginia Power to the VSCC requesting relief from the closure requirement.

•	We will continue to be engaged in the development and implementation of the Virginia Clean Economy Act.

Clean Water Act

•	The act regulates water intake structures, discharges of cooling water, storm water runoff, and other wastewater discharges at our generating facilities.
•	Our water permits are subject to periodic review and renewal proceedings.
•	We do not currently expect a significant impact on our facility operations and will continue to follow revised rulemaking requirements to determine potential future impacts related to our facilities.

Resource Conservation and Recovery Act

•	This act imposes requirements relating to the disposal of CCRs generated by coal combustion at electric generating facilities.
•	These requirements include establishing technical requirements for CCR landfills and surface impoundments, and for monitoring and cleanup of affected soil or groundwater.
•	We do not currently expect the operations at Clover to be significantly affected and will continue to monitor the implementation of the CCR rule and the potential impact on the operations at Clover.

Future Regulation

New legislative and regulatory proposals are frequently introduced on both the federal level and state level that modify the environmental regulatory programs applicable to our facilities.  Changing regulatory requirements can increase our capital and operating costs and adversely affect the ability to operate our existing facilities, as well as restrict the construction of new facilities.

We anticipate that the most material new regulations are likely to arise under the CAA.  Pending regulatory proceedings could result in modifications to certain National Ambient Air Quality Standards, the effect of which can ultimately include stricter emission requirements on new or existing facilities.

There also may be further developments relating to GHG emissions reporting, control, and facility permitting.  The Clean Power Plan would have required states to implement specific plans to reduce CO2 emissions.  That regulation was revoked and was replaced with ACE, which was vacated and remanded on January 19, 2021 by the United States Court of Appeals for the District of Columbia Circuit.  Continuing efforts to further reduce GHG emissions may lead to some form of replacement of ACE, which could result in limitations on the operations of our generating facilities and/or adversely affect our financial condition, results of operations, or cash flows.

Human Capital

Our success depends upon the skills and collective strengths of all of our employees.  We focus on the health, safety, and well-being of our employees.  Our workforce is composed of operational staff at our generating facilities and headquarters staff.  We are not a party to any collective bargaining agreement. As of March 1, 2021, we had 137 employees, including 50 employees at our generating facilities and 87 employees at our headquarters office.  The average tenure of our employees is 11 years.

ITEM 1A. RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating ODEC.  These risk factors could affect our actual results and cause these results to differ materially from those expressed in any forward-looking statements of ODEC.  Other risks and uncertainties, in addition to those that are described below, may also impair our business operations.  We consider the risks listed below to be material, but you may view risks differently than we do and we may omit a risk that we consider immaterial but you consider important.  An adverse outcome of any of the following risks could materially affect our business or financial condition.  These risk factors should be read in conjunction with the other detailed information set forth elsewhere in this report, including Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Caution Regarding Forward-looking Statements,” and “Notes to Consolidated Financial Statements” in Item 8.

FINANCIAL, MARKET, AND ECONOMIC RISKS

Our financial condition is largely dependent upon our member distribution cooperatives.

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations to us under their wholesale power contracts.  In 2020, 63.8% of our revenues from sales to our member distribution cooperatives were received from our three largest members, REC, SVEC, and DEC.  The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formula rate.  See “Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1 and “Factors Affecting Results—Formula Rate” in Item 7.  Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval, with limited exceptions.

One of those exceptions requiring FERC approval relates to modifications to our formula rate.  The formula rate is intended to allocate our costs based on how they are incurred.  As the factors impacting our costs change with the evolving energy sector and PJM market, the potential increases for disagreements with or among our member distribution cooperatives about cost allocation.  When changes are necessary, we apply to FERC to modify our formula rate.  As a result, one or more of our member distribution cooperatives, or its customers, could challenge the proposed modifications.  Such a challenge likely would not cause us to fail to recover all of our costs and other amounts to be collected under the wholesale power contracts, but it could interfere with our ability to work as effectively as an organization as otherwise would be the case.

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

We are subject to changes in fuel costs for our generating facilities, which could increase the cost of generating power.  We are also exposed to changes in purchased power costs.  Increases in fuel costs and purchased power costs increase the cost to our member distribution cooperatives.  Factors that could influence fuel and purchased power costs include:

•	weather;
•	supply and demand;
•	the availability of competitively priced alternative energy sources;
•	constraints related to the transportation of fuels;
•	price competition among fuels used to produce electricity, including natural gas, coal, and oil;
•	availability, dispatch, and efficient operation of our generating facilities;
•	transmission constraints;
•	the impact of implementation of new technologies in the power industry, such as energy storage technologies;
•	federal, state, and local energy and environmental regulation and legislation, including increased regulation of the extraction or firing of natural gas and coal; and
•	war, acts and threats of terrorism, sabotage, natural disasters, pandemics, and other catastrophic events.

In 2020, we purchased approximately 48.0% of our energy resources.  These purchases consisted of a combination of purchases under physically-delivered forward contracts and purchases of energy in the spot market.  Purchases of energy from other suppliers will continue in the future and could increase because the operation of our generating facilities is subject to many risks, including changes in their dispatch, shutdown, or breakdown or failure of equipment.

Purchasing power helps us mitigate high fixed costs related to the ownership of generating facilities but exposes us to significant market price risk because energy prices can fluctuate substantially.  When we enter into long-term power purchase contracts or agree to purchase energy at a date in the future, we utilize our judgment and assumptions in our models.  Our judgment and assumptions relate to factors such as future demand for power and market prices of energy and the price of commodities, such as natural gas, used to generate electricity.  Our models cannot predict what will actually occur and our results may vary materially from what our models forecast, which may in turn impact our resulting costs to our members.  Our models become less reliable the further into the future that the estimates are made.  Although we have developed strategies to attempt to meet our power requirements in an economical manner and we have implemented a hedging strategy to limit our exposure to variability in the market, we still may purchase energy at a price which is higher than other utilities’ costs of generating energy or future market prices of energy.  For further discussion of our market price risk, see Item 7A.

Counterparties under power purchase and natural gas arrangements may fail to perform their obligations to us.

Because we rely substantially on the purchase of energy and natural gas from other suppliers, we are exposed to the risk that counterparties will default in performance of their obligations to us.  On an on-going basis, we analyze and monitor the default risks of counterparties and other credit issues related to these purchases, and we may require our counterparties to post collateral with us; however, defaults may still occur.  Defaults may take the form of failure to physically deliver the purchased energy or natural gas.  If a default occurs, we may be forced to enter into alternative contractual arrangements or purchase energy or natural gas in the forward or spot markets at then-current market prices that may exceed the prices previously agreed upon with the defaulting counterparty.  We cannot be assured that the defaulting counterparty will compensate us for any damages resulting from the breach of their obligations.

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

S&P, Moody’s, and Fitch currently rate our outstanding obligations issued under our Indenture at “A+,” “A2,” and “A+,” respectively.  Additionally, we have an issuer credit rating of “A+” from S&P, and an implied senior unsecured rating of “A+” from Fitch.  If these agencies were to downgrade our ratings, particularly below investment grade, we may be required to deposit funds or post letters of credit related to our power purchase arrangements, which may reduce our available liquidity and impact our access to future liquidity resources.  To the extent that we would have to provide additional credit support as a result of a downgrade in our credit ratings, our ability to access additional credit may be limited and our liquidity may be materially impaired.  Also, we may be required to pay higher interest rates on our revolving credit facility and financings that we may need to undertake in the future, and our potential pool of future investors and funding sources could decrease.

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

REGULATORY, LEGISLATIVE, AND ACCOUNTING RISKS

Our generating assets may be impacted by regulatory changes in PJM.

PJM, an RTO regulated by FERC, coordinates and establishes policies for the generation, purchase, and sale of capacity and energy in the control areas of its members.  We are a member of PJM and we participate in its energy, capacity, and transmission markets to serve our member distribution cooperatives.  All of our member distribution cooperatives’ service territories are located in PJM.  As a member of PJM, we are subject to the operations of PJM, and our generating facilities are under dispatch direction of PJM.  Material regulatory changes by FERC impacting the operations of PJM, including the design of the wholesale markets or its interpretation of market rules, or changes to pricing rules or rules involving revenue calculations, could adversely impact our costs or operations.  See “Power Supply Resources—PJM” in Item 1.

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

ACE, a replacement rule for the Clean Power Plan, regulating carbon emissions relating to existing sources such as power plants, was vacated on January 19, 2021, by the United States Court of Appeals for the District of Columbia Circuit.  We are closely monitoring the EPA rulemaking related to ACE, and we currently cannot predict the potential impact on our existing facilities due to the uncertainties and complexities of the regulations.

Virginia joined RGGI in 2021 pursuant to the 2019 regulation that established an emission limitation program to reduce CO2 from electric power facilities.  This regulation is expected to result in increased costs.  See “Regulation—Environmental—Virginia Clean Economy Act” in Item 1.

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

As a result of the Energy Policy Act of 2005, as amended, owners, operators, and users of bulk electric systems, including ODEC, are subject to mandatory reliability standards enacted by NERC and its regional entities, and enforced by FERC.  We must follow these standards, which are in place to require that proper functions are performed to ensure the reliability of the bulk power system.  Although the standards are developed by the NERC Standards Committee, which includes representatives of various electric energy sectors, and must be just and reasonable, the standards are legally binding and compliance may require increased capital expenditures and costs to provide electricity to our member distribution cooperatives under our wholesale power contracts.  If we are found to be in non-compliance with any mandatory reliability standards we could be subject to sanctions, including potentially substantial monetary penalties.  New, revised or reinterpreted laws or regulations related to reliability standards or participation in wholesale power markets could also result in substantial monetary penalties if ODEC is found to have violated or failed to comply with applicable standards, laws, and regulations.

Potential changes in accounting practices may adversely affect our financial results.

We cannot predict the impact that future changes in accounting standards or practices may have on companies in general, the energy industry, or our operations specifically.  New accounting standards could be issued that could change the way we record revenues, expenses, assets, and liabilities.  These changes in accounting standards could adversely affect our reported earnings or increase reported liabilities.

OPERATIONAL RISKS

We are subject to risks associated with owning an interest in a nuclear generating facility.

We have an 11.6% undivided ownership interest in North Anna, which provided approximately 14.8% of our energy requirements in 2020.  Ownership of an interest in a nuclear generating facility involves risks, including:

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

The operation of our generating or transmission facilities involves risks, including the breakdown or failure of power generation equipment, transmission lines, piping or other equipment or processes, fuel supply delivery, and performance below expected levels of output or efficiency.  The occurrence of any of these events could result in:

•	substantial charges assessed by PJM as a result of the expectation that generating facilities would be available if called upon to be dispatched;
•	significant additional capital expenditures to repair or replace the affected facilities; or
•	the purchase of potentially more costly replacement power on the open market.

TECHNOLOGY, CYBERSECURITY RISKS, AND OTHER THREATS

If we are unable to protect our information systems against service interruption, misappropriation of data, or breaches of security, our operations could be disrupted and our reputation may be damaged.

We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure.  We rely on networks, information systems, and other technology, including the internet and third-party hosted servers, to support a variety of business processes and activities.  Cyber security incidents could compromise our information related to the operation or maintenance of our generating facilities and could adversely affect our ability to operate or manage our facilities effectively.  We also use third-party vendors to electronically process certain of our business transactions.  Information systems, both ours and those of third-party information processors, are vulnerable to cyber security breach.  Our generating facilities and information technology systems, or those of Virginia Power, the co-owner of North Anna and Clover, could be directly or indirectly affected by deliberate or unintentional cyber incidents.  These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber-attacks by criminal groups or activist organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events.  In addition, such incidents could result in unauthorized disclosure of material confidential information, including personal information or sensitive business information.

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

Technological advancements and other changes impacting power requirements of our member distribution cooperatives’ customers may alter energy and demand requirements for power from us.

Technological advancements are occurring in the electric industry, including advancements related to self-generation and distributed energy technologies.  Distributed energy technologies include fuel cells, batteries, micro turbines, wind turbines, and solar cells.  The increased adoption of these technologies and a greater degree of the adoption of energy efficiency technology and conservation by our member distribution cooperatives’ customers, along with the impact of regional economic conditions, could reduce our member distribution cooperatives’ demand for power from us and cause our long-term load expectations to be materially less than planned.

War, acts and threats of terrorism, sabotage, natural disasters, pandemics, and other catastrophic events could adversely affect our operations.

We cannot predict the impact that any future terrorist attack, sabotage, natural disaster, or pandemic may have on the energy industry in general, or on our business in particular.  Infrastructure facilities, such as electric generating, transmission, and distribution facilities, and RTOs, could be direct targets of, or indirect casualties of, an act of terror or sabotage.  The physical compromise of our facilities could adversely affect our ability to operate or manage our facilities effectively.  Additionally, any military strikes or sustained military campaign may affect the operation of our facilities in unpredictable ways, such as changes in financial markets, and disruptions of fuel supplies and energy markets.  Instability in financial markets as a result of war, terrorism, sabotage, natural disasters, pandemics, credit crises, recession, or other factors could have a significant negative effect on the United States economy, affect the availability or delivery of parts or materials that we need to operate our business, or increase the cost of financing and insurance coverage, which could negatively impact our results of operations and financial condition.

COVID-19 PANDEMIC RISK

Our business and operations, and the operations of our member distribution cooperatives and suppliers, have been and will be impacted by the COVID-19 pandemic and could be similarly impacted by like events in the future.

The outbreak of COVID-19, declared by the World Health Organization to be a pandemic, has spread across the world, including the United States.  Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the ultimate impact on our operations and financial performance cannot be determined at this time.  We expect that the longer the period of economic and global supply chain disruptions continue, the greater the risk that there could be a material adverse impact on our operations, results of operations, financial condition, and cash flows.

ODEC is considered an essential service provider and due to this pandemic we previously adjusted and may in the future need to adjust the schedules of our workforce at our owned generating facilities that we operate, specifically Wildcat Point, Louisa, and Marsh Run, and have a contingency plan for staffing at these facilities.  We have ownership interests in North Anna and Clover that are operated by Virginia Power, which has taken similar measures.  We have developed and implemented procedures to protect our employees from potential exposure to COVID-19 at our facilities, including daily temperature checks, personal protection equipment, and social distancing.  Beginning in mid-March 2020, the majority of our headquarters personnel began telecommuting and we plan to continue telecommuting through at least mid-2021.  While such practices have not impacted productivity or disrupted our business to date, over a prolonged period of time, such practices could adversely impact our ability to conduct our business in the ordinary course. Further, there can be no assurance that any of these measures will fully protect us from the impact of the COVID-19 pandemic.

On June 8, 2020, the National Bureau of Economic Research announced that the United States was in a recession. Economic conditions, including a significant increase in unemployment and expiration of federal or state support programs, as a result of the COVID-19 pandemic, may make it difficult for some customers of our member distribution cooperatives to pay their power bills.  These economic conditions and state government orders prohibiting disconnection of utilities during a state of emergency, could ultimately affect the timeliness of our member distribution cooperatives’

cash flows and potentially the timing of their payments to us.  Our member distribution cooperatives’ ability to collect their costs from their members may have an impact on our financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal properties consist of our interest in five electric generating facilities, additional distributed generation facilities across our member distribution cooperatives’ service territories, and a limited amount of transmission facilities.  Substantially all of our physical properties are subject to the lien of our Indenture.  Our generating facilities consist of the following:

Generating Facility	Ownership Interest	Location	Primary Fuel	Commercial Operation Date	Net Capacity Entitlement (1)
Wildcat Point	100%	Cecil County, Maryland	Natural Gas	04/2018	977 MW

North Anna	11.6%	Louisa County, Virginia	Nuclear	Unit 1 – 06/1978 (2) Unit 2 – 12/1980 (2)	110 MW 110 MW
					220 MW

Clover	50%	Halifax County, Virginia	Coal	Unit 1 – 10/1995 Unit 2 – 03/1996	220 MW 218 MW
					438 MW

Louisa	100%	Louisa County, Virginia	Natural Gas (3)	06/2003	504 MW

Marsh Run	100%	Fauquier County, Virginia	Natural Gas (3)	09/2004	504 MW

Distributed Generation	100%	Multiple	Diesel	07/2002 05/2016	20 MW 6 MW
					26 MW

				Total	2,669 MW

(1)

Net capacity entitlement represents (a) the projected maximum dependable capacity in summer conditions for Wildcat Point, (b) an approximation of our entitlement to the maximum dependable capacity in summer conditions for North Anna and Clover, and (c) a nominal average of summer and winter capacities for Louisa and Marsh Run.

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

North Anna

The NRC has granted operating licenses for North Anna Unit 1 and Unit 2 that extend through April 1, 2038, and August 21, 2040, respectively.  Virginia Power, the co-owner of North Anna, submitted an application to the NRC in August 2020 for a 20-year operating license extension for North Anna.  Virginia Power is responsible for operating and procuring nuclear fuel for North Anna.  See “Power Supply Resources—Fuel Supply—Nuclear” in Item 1.  We are entitled to 11.6% of the power generated by North Anna.  We are responsible for and must fund 11.6% of all post-

acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna.  In addition, we separately fund our pro-rata portion of the decommissioning costs of North Anna.  ODEC and Virginia Power also bear pro-rata any liability arising from ownership of North Anna, except for liabilities resulting from the gross negligence of the other.

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

Transmission

We own approximately 110 miles of transmission lines on the Virginia portion of the Delmarva Peninsula.  As a transmission owner in PJM, we have relinquished operational control of these transmission facilities to PJM and contracted with third parties to monitor and maintain them.

Indenture

The Indenture grants a lien on substantially all of our real property and tangible personal property and some of our intangible personal property in favor of the trustee, with limited exceptions.  The obligations outstanding under the Indenture, including all of our long-term indebtedness, are secured equally and ratably by the trust estate under the Indenture.

ITEM 3. LEGAL PROCEEDINGS

Recovery of Costs from PJM

In the first quarter of 2014, we incurred approximately $14.9 million of costs related to the dispatch of our combustion turbine facilities for which we were directed by PJM to incur and were subsequently denied reimbursement.  Our pursuit of recovery of these costs from PJM before FERC was unsuccessful.

We are pursuing recovery as a separate breach of an oral contract claim in the Circuit Court for the County of Henrico in the Commonwealth of Virginia.  In 2019, PJM removed the matter to United States District Court for the Eastern District of Virginia and filed a motion to dismiss, and we filed a motion to remand the matter to state court.  In 2020, the court granted PJM’s motion to dismiss and denied our motion to remand the matter to state court.  We filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit and oral arguments have been tentatively scheduled for May 2021.  We have not recorded a receivable related to this matter.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below present selected historical information relating to our financial condition and results of operations.  The financial data for the five years ended December 31, 2020, is derived from our audited consolidated financial statements.  You should read the information contained in this table together with our consolidated financial statements, the related notes to the consolidated financial statements, and the discussion of this information in Item 7.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except ratios)
Statement of Operations Data
Operating Revenues	$807,704	$932,682	$932,568	$753,107	$877,871
Operating Margin	59,473	72,796	63,356	39,974	45,192
Net Margin attributable to ODEC	12,159	16,954	13,279	26,627	17,637

Margins for Interest Ratio	1.21	1.29	1.26	2.13	1.67

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands, except ratios)
Balance Sheet Data
Net Electric Plant	$1,608,450	$1,657,088	$1,639,896	$1,703,291	$1,650,918
Total Investments	244,648	216,488	182,017	297,502	270,268
Other Assets	214,546	295,668	244,988	208,369	208,930
Total Assets	$2,067,644	$2,169,244	$2,066,901	$2,209,162	$2,130,116

Patronage capital (1)	$453,470	$441,311	$428,663	$415,384	$402,857
Non-controlling interest	5,853	5,846	5,776	5,744	5,725
Long-term debt (2)	1,069,324	1,117,867	1,158,141	1,198,396	990,083
Revolving credit facility	—	67,200	—	43,400	152,000
Long-term debt due within one year	49,041	40,792	40,792	40,792	28,292
Total Capitalization and Short-term Debt	$1,577,688	$1,673,016	$1,633,372	$1,703,716	$1,578,957

Equity Ratio (3)	28.8%	26.5%	26.3%	24.5%	25.6%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Caution Regarding Forward-looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding matters that could have an impact on our business, financial condition, and future operations.  These statements, based on our expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors.  These risks, uncertainties, and other factors include, but are not limited to, general business conditions, demand for energy, federal and state legislative and regulatory actions and legal and administrative proceedings, the impact of the COVID-19 pandemic on our business, financial condition, and future operations, changes in and compliance with environmental laws and regulations, general credit and capital market conditions, weather conditions, the cost of commodities used in our industry, and unanticipated changes in operating expenses and capital expenditures.  Our actual results may vary materially from those discussed in the forward-looking statements as a result of these and other factors.  Any forward-looking statement speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.

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

Our results from operations for the year ended December 31, 2020, were primarily impacted by the decreases in our total energy rate and PJM’s economic dispatch of our generating facilities, and milder weather.

•

Total revenues from sales to our member distribution cooperatives decreased 14.2% as compared to 2019.  The decrease in energy revenues was primarily due to the 16.2% decrease in the average cost of energy.  Additionally, milder weather contributed to the 4.9% decrease in energy sales in MWh to our member distribution cooperatives.

•

Generation from our owned facilities decreased 8.6%, primarily due to PJM’s economic dispatch of our generating facilities.  The decrease in generation contributed to the 16.5% decrease in fuel expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased 24.6%.  Purchased energy decreased 23.1% due to the 29.2% decrease in the average cost of purchased energy, partially offset by the 8.7% increase in the volume of purchased energy.  The decrease in the average cost of purchased energy was partially due to the expiration of a long-term purchased power contract on May 31, 2020, which was replaced by lower cost purchased energy.  The increase in the volume of purchased energy was primarily the result of decreased generation from our owned facilities.

•	Transmission expense decreased 19.7% due to changes in PJM charges for network transmission services.

We believe our results for 2020 were not materially impacted by the COVID-19 pandemic.  We believe that other factors described above, such as the decrease in our total energy rate and the impact of milder weather, were the primary drivers of our results for 2020.  We continue to closely monitor how the pandemic will affect our operations, results of operations, financial condition, and cash flows, and have taken certain actions as a result of the pandemic.  See “Factors Affecting Results—COVID-19 Pandemic” below for a more detailed discussion.

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of ODEC and TEC.  See “Note 1—Summary of Significant Accounting Policies—General” in Item 8.

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

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy revenues collected from our member distribution cooperatives and our energy expenses.  Deferred energy on our Consolidated Statements of Revenues, Expenses, and Patronage Capital represents the difference between energy revenues, which are based upon energy rates approved by our board of directors, and energy expenses, which are based upon actual energy costs incurred.  The deferred energy balance on our Consolidated Balance Sheet represents the net accumulation of any under- or over-collection of energy costs.  Under-collected energy costs appear as an asset and will be collected from our member distribution cooperatives in subsequent periods through our formula rate.  Conversely, over-collected energy costs appear as a liability and will be returned to our member distribution cooperatives in subsequent periods through our formula rate.

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Margin Stabilization adjustment	$13,227	$7,175	$15,312

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna.  As of December 31, 2020 and 2019, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $156.9 million, or 87.6% of our total asset retirement obligations, and $152.4 million, or 87.8% of our total asset retirement obligations, respectively.  Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts.  The third-party experts provide us with periodic site-specific “base year” cost studies in order to estimate the nature, cost, and timing of planned decommissioning activities for North Anna.  These cost studies are based on relevant information available at the time they are performed, however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results.  In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption.  Our current estimate is based on a study that was performed in 2019 and adopted effective December 31, 2019.  We are not aware of any events that have occurred since the 2019 study that would materially impact our estimate or that would have required an updated study to be performed in 2020.  See "Note 3—Accounting for Asset Retirement and Environmental Obligations” in Item 8.

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities.  The following table details the weighted average cost escalation rates used by the study:

Year Study Performed	Weighted Average Cost Escalation Rate
2002	3.27%
2005	2.42
2009	2.30
2014	2.04
2019	1.85

The weighted average cost escalation rate was applied if the cash flows increased as compared to the previous study.  The original weighted average cost escalation rate was applied if the cash flows decreased as compared to the previous study.  The use of alternative rates would have been material to the liabilities recognized.  For example, had we increased the cost escalation rates by 0.5%, the amount recognized as of December 31, 2020, for our asset retirement obligations related to nuclear decommissioning would have been $42.9 million higher.

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

Generally, derivatives are reported at fair value on our Consolidated Balance Sheet in other assets and other liabilities.  The measurement of fair value is based on actively quoted market prices, if available.  Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications.  For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value.

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

COVID-19 Pandemic

Impact on Results of Operations and Financial Condition

For 2020, we do not believe there was a material impact attributable to the COVID-19 pandemic on our results of operations or financial condition.

In 2020, our total revenues decreased $125.0 million, or 13.4%, as compared to 2019.  The decrease was primarily due to the 16.2% decrease in our total energy rate to our member distribution cooperatives, effective January 1, 2020, and the milder weather in 2020.

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  We supply power requirements (energy and demand) to our eleven member distribution cooperatives subject to substantially identical wholesale power contracts with each of them.  We sell excess power and renewable energy credits to non-members at prevailing market prices as control is transferred.  In 2020, energy sales in MWh to our member distribution cooperatives decreased 4.9% compared to the prior year.  We believe a significant portion of the decrease relates to weather.  We engaged a third party to conduct a load impact study and based upon the results of that study determined that less than 1% of the decrease in energy sales in 2020 relates to the COVID-19 pandemic.  In addition, the majority of our member distribution cooperatives’ loads are residential, which may be a factor in limiting the impact of the pandemic on our results of operations.

Any decline in our member distribution cooperatives’ power requirements related to the COVID-19 pandemic would result in a reduction of our spot market energy purchases, or excess energy which we would sell to PJM, TEC, or third parties.

The formula rate provides for the recovery of costs, margin requirement, and any additional equity contributions approved by our board of directors, from our member distribution cooperatives.  See “Formula Rate” above.  We operate on a cost plus specified margin basis; therefore, our net margin is not a function of total revenues.  Our margin requirement is equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors.  We bill our member distribution cooperatives monthly, and each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract.  To date, our member distribution cooperatives’ ability to pay their invoices to us has not been impacted.  However, our member distribution cooperatives’ ability to pay their invoices to us may be impacted by certain factors including high unemployment rates, government actions protecting customers from the disconnection of utilities, and increased commercial or industrial closures/bankruptcies.  Under an existing program, our member distribution cooperatives have the option to prepay their invoices from us or to extend payment of their invoices for 60 days.  As of December 31, 2020, prepayments totaled $57.2 million and extensions totaled $6.5 million.

We increased our cash and cash equivalents balance to $231.1 million as of March 31, 2020, by borrowing funds under our revolving credit facility due to uncertainties associated with the COVID-19 pandemic.  As of December 31, 2020, we had no borrowings outstanding under our revolving credit facility and had a cash and cash equivalents balance of $9.3 million.

Workforce Considerations

ODEC is considered an essential service provider and due to the COVID-19 pandemic, we adjusted the schedules of our workforce for March through June 2020 at our owned generating facilities that we operate, specifically Wildcat Point, Louisa, and Marsh Run.  Although we have transitioned back to pre-pandemic schedules at our generating facilities, we have an ongoing contingency plan for staffing at these facilities.  We have developed and implemented procedures to protect our employees from potential exposure to COVID-19 at our facilities, including daily temperature checks, personal protection equipment, and social distancing.  Additionally, beginning in mid-March 2020, the majority of our headquarters personnel began telecommuting with no disruption in business operations and will continue telecommuting through at least mid-2021.

The Commonwealth of Virginia has issued workplace regulations related to infectious disease prevention.  All employers covered by these regulations must comply with mandatory requirements to protect employees from workplace exposure to COVID-19, and we are subject to these regulations for our operations located in Virginia.  We have not had, nor do we anticipate that we will have, a material impact on our operations or costs due to compliance with these regulations.

Ongoing Considerations

We are continuing to monitor ways in which the COVID-19 pandemic could affect our operations, results of operations, financial condition, and cash flows.  The extent to which the pandemic will impact us is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic and the actions taken in response.  See risk factors in Item 1A.

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

We bill energy to each of our member and non-member customers based on the total MWh delivered to them each month.  We bill demand costs through three separate rates: a transmission service rate, an RTO capacity service rate, and a remaining owned capacity service rate.  See “Formula Rate” above.  The transmission service rate is billed to each of our member distribution cooperatives based on its contribution to the single zonal coincident peak (the hour of the month the need for energy is highest) for the prior year within each of the PJM transmission zones.  The RTO capacity service rate is billed to each of our member distribution cooperatives based on its contribution to the average of the five hourly PJM coincident peaks in the prior year, subject to add-backs for participation in PJM demand response programs.  Through December 31, 2020, the remaining owned capacity service rate was billed to each of our member distribution cooperatives based on its contribution to the monthly zonal coincident peak. Beginning January 1, 2021, the remaining owned capacity service rate is billed based on the average hourly demand in the prior 12 month period from September 1 to August 31.

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

The heating and cooling degree days for the past three years were as follows:

	2020	2019	2018
Heating degree days	2,750	3,228	3,145
Cooling degree days	1,361	1,554	1,492
•	Economy – General economic conditions have an impact on the rate of growth of our member distribution cooperatives’ energy requirements.
•	Residential growth – Residential growth in our member distribution cooperatives’ service territories and increases in consumption levels increase the requirements for power.
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

Market forces influence the structure and price of new power supply contracts into which we enter.  When we enter into long-term power purchase contracts or agree to purchase energy at a date in the future, we rely on models based on our judgment and assumptions of factors such as future demand for power and market prices of energy and the price of commodities, such as natural gas, used to generate electricity.  Our actual results may vary from what our models predict, which may in turn impact our resulting costs to our members.  Additionally, our models become less reliable the further into the future that the estimates are made.  See risk factors in Item 1A.

In 2020, our generating facilities satisfied approximately 92.3% of our PJM capacity obligation and 52.0% of our energy requirements.   We obtained the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts.  The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases.  See “Power Supply Resources” in Item 1 and properties in Item 2.

PJM

PJM is an RTO that serves all of Delaware and Maryland, and most of Virginia, as well as other areas outside our member distribution cooperatives’ service territories.  We are a member of PJM and are therefore subject to the operations of PJM.  PJM coordinates and establishes policies for the generation, purchase, and sale of capacity and energy in the control areas of its members, including all of the service territories of our member distribution cooperatives.  As a result, our generating facilities are under dispatch direction of PJM.

PJM balances its participants’ power requirements with the power resources available to supply those requirements.  Based on this evaluation of supply and demand, PJM schedules and dispatches available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner.  Thus, PJM directs the dispatch of these facilities even though it does not own them.  When PJM cannot dispatch the most economical generating facilities due to transmission constraints, PJM will dispatch more expensive generating facilities to meet power requirements.  For these reasons, actions by PJM may materially affect our operating results.  PJM compensates us for the capacity of our generating facilities made available without regard to whether our generating facilities are dispatched.  See “Power Supply Resources—PJM” in Item 1.

We transmit power to our member distribution cooperatives through the transmission facilities subject to PJM operational control.  We have agreements with PJM which provide us with access to transmission facilities under PJM’s control as necessary to deliver energy to our member distribution cooperatives.  We own a limited amount of transmission facilities.  See “Transmission” in Item 2.

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

Limited Exception under Wholesale Power Contracts

We have a wholesale power contract with each of our member distribution cooperatives.  Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions.  One of the limited exceptions permits each of our member distribution cooperatives to receive up to the greater of 5% of its demand and associated energy or 5 MW and associated energy from its owned generation or from other suppliers.  If all of our member distribution cooperatives elected to utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 178 MW of demand and associated energy.  We do not anticipate that either the current or potential full utilization of this exception by our member distribution cooperatives will have a material impact on our financial condition, results of operations, or cash flows.  For further discussion on Wholesale Power Contracts, see “Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch direction of PJM.  See “PJM” above.

Operational Availability

The operational availability of our owned generating resources for the past three years was as follows:

	Year Ended December 31,
	2020	2019	2018
Wildcat Point (1)	90.0%	75.6%	84.2%
North Anna	93.6	91.3	94.9
Clover	69.8	68.9	78.8
Louisa	95.7	94.5	97.2
Marsh Run	92.1	94.2	95.2
Rock Springs (2)	—	—	92.0

(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Rock Springs and related assets were sold on September 14, 2018.

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the past three years as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Year Ended December 31,
	2020	2019	2018
Wildcat Point (1)	35.1%	40.7%	51.8%
North Anna	95.1	92.5	96.5
Clover	16.6	17.1	38.8

(1)	Wildcat Point achieved commercial operation on April 17, 2018.

Each unit at North Anna is scheduled for refueling approximately every 18 months.  While only one unit is refueled at a time, this refueling schedule typically results in both units being off-line for refueling during the same calendar year once every three years.  During 2020 and 2018, one unit at North Anna was off-line for refueling and during 2019, both units at North Anna were off-line for refueling.

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

Changing Environmental Regulation

We are subject to extensive federal and state regulation regarding environmental matters.  This regulation is becoming increasingly stringent through amendments to federal and state statutes and the development of regulations authorized by existing law.  Future federal and state legislation and regulations present the potential for even greater obligations to limit the impact on the environment from the operation of our generating and transmission facilities.  See “Regulation— Environmental” in Item 1 and risk factors in Item 1A.

Sales to Member Distribution Cooperatives

Revenues from sales to our member distribution cooperatives are a function of our formula rate for sales of power and sales of renewable energy credits to our member distribution cooperatives, and our member distribution cooperatives’

customers’ requirements for power.  See "Member Distribution Cooperatives' Requirements for Power" above.  Our formula rate is based on our cost of service in meeting these requirements.  See “Formula Rate” above.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues by type of purchaser and our energy sales in MWh for the past three years were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$375,714	$471,767	$488,949
Renewable energy credits	33	26	16
Demand revenues	395,067	426,678	376,444
Total revenues from sales to member distribution cooperatives	770,814	898,471	865,409
Non-members
Energy revenues	31,431	29,483	64,209
Renewable energy credits	5,438	4,672	2,950
Demand revenues	21	56	—
Total revenues from sales to non-members	36,890	34,211	67,159
Total operating revenues	$807,704	$932,682	$932,568

Energy sales to:	(in MWh)
Member distribution cooperatives	10,916,844	11,483,669	11,872,158
Non-members	1,386,307	946,311	1,638,715
Total energy sales	12,303,151	12,429,980	13,510,873

Average cost of energy to member distribution cooperatives (per MWh)	$34.42	$41.08	$41.18
Average total cost to member distribution cooperatives (per MWh)	$70.61	$78.24	$72.89

Member Distribution Cooperatives

In 2020, total revenues from sales to our member distribution cooperatives decreased $127.7 million, or 14.2%, as compared to 2019. Energy revenues decreased $96.1 million, or 20.4%, primarily due to the 16.2% decrease in the average cost of energy.  Additionally, energy sales in MWh to our member distribution cooperatives decreased 4.9%.  Demand revenues decreased $31.6 million, or 7.4%, primarily due to decreases in transmission expense, capacity-related purchased power expense, and operations and maintenance expense, partially offset by the increase in amortization of regulatory asset/(liability), net.

The following table summarizes the changes to our total energy rate since 2018, which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2018	11.1
April 1, 2018	3.7
January 1, 2019	(1.3)
January 1, 2020	(16.2)
January 1, 2021	(15.9)

Operating Expenses

The following is a summary of the components of our operating expenses for the past three years.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Fuel	$144,348	$172,921	$187,118
Purchased power	250,546	332,216	397,589
Transmission	128,427	159,995	135,567
Deferred energy	26,660	22,522	(22,400)
Operations and maintenance	61,518	74,647	64,705
Administrative and general	43,023	48,938	45,171
Depreciation and amortization	69,902	68,752	62,503
Amortization of regulatory asset/(liability), net	9,069	(35,056)	(15,853)
Accretion of asset retirement obligations	5,463	5,539	5,319
Taxes, other than income taxes	9,275	9,412	9,493
Total Operating Expenses	$748,231	$859,886	$869,212

Our operating expenses are comprised of the costs that we incur to generate and purchase power to meet the needs of our member distribution cooperatives, and the costs associated with any sales of power to non-members.  Our energy costs generally are variable and include fuel expense, the energy portion of our purchased power expense, and the variable portion of operations and maintenance expense.  Our demand costs generally are fixed and include the capacity portion of our purchased power expense, transmission expense, the fixed portion of operations and maintenance expense, administrative and general expense, and depreciation and amortization expense.  Additionally, all non-operating expenses and income items, including investment income, and interest charges, net, are components of our demand costs.  See “Factors Affecting Results—Formula Rate” above.

Total operating expenses decreased $111.7 million, or 13.0%, for 2020 as compared to 2019, primarily as a result of the decreases in purchased power expense, transmission expense, fuel expense, operations and maintenance expense, partially offset by amortization of regulatory asset/(liability), net.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $81.7 million, or 24.6%, due to the $67.9 million, or 23.1%, decrease in purchased energy, and the $13.8 million, or 36.0%, decrease in capacity-related purchased power.  The average cost of purchased energy decreased 29.2% and the volume of purchased energy increased 8.7%. The decrease in the average cost of purchased energy was partially due to the expiration of a long-term purchased power contract on May 31, 2020, which was replaced by lower cost purchased energy.  The increase in the volume of purchased energy was primarily the result of decreased generation from our owned facilities.

•	Transmission expense decreased $31.6 million, or 19.7%, due to changes in PJM charges for network transmission services.
•	Fuel expense decreased $28.6 million, or 16.5%, primarily as a result of the 8.6% decrease in generation from our owned facilities, primarily due to PJM’s economic dispatch.

•	Operations and maintenance expense decreased $13.1 million, or 17.6%, primarily due to the difference in the timing and scope of scheduled outages in 2020 as compared to 2019.
•

Amortization of regulatory asset/(liability), net increased $44.1 million.  In 2019, we amortized $37.7 million of the gain on the sale of Rock Springs and related assets in 2018.  See “Factors Affecting Results—Generating Facilities—Sale of Rock Springs Combustion Turbine Facility” above.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the past three years were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Interest on long-term debt	$(57,831)	$(59,931)	$(62,032)
Interest on revolving credit facility	(2,078)	(802)	(2,083)
Other interest	(888)	(2,506)	(2,277)
Total interest charges	(60,797)	(63,239)	(66,392)
Allowance for borrowed funds used during construction	491	466	11,170
Interest charges, net	$(60,306)	$(62,773)	$(55,222)

Net Margin Attributable to ODEC

In 2020, net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, decreased $4.8 million.  In 2019, net margin attributable to ODEC included a $4.3 million equity contribution.  See “Factors Affecting Results—Formula Rate” above and "Note 1—Summary of Significant Accounting Policies—Patronage Capital” in Item 8.

Discussion of Results of Operations Comparing 2019 to 2018

For discussion of our financial results comparing 2019 to 2018, see “Results of Operations” in Item 7 of our 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2020.

Financial Condition

The principal changes in our financial condition from December 31, 2019 to December 31, 2020, were caused by decreases in accounts payable, revolving credit facility, regulatory assets, accounts receivable–members, other liabilities, and other assets; increases in accounts payable–members, nuclear decommissioning trust, and regulatory liabilities; and the change in deferred energy.

•	Accounts payable decreased $86.9 million due to the decrease in construction-related payables primarily as a result of the Wildcat Point settlement and power purchase payables.
•	Revolving credit facility decreased $67.2 million due to repayment of outstanding borrowings under this facility.
•	Regulatory assets decreased $26.6 million primarily due to the change in the deferred net unrealized losses on derivative instruments.
•

Accounts receivable–members decreased $21.4 million due to the $14.0 million decrease in member distribution cooperatives’ extended payment balances and the $7.4 million decrease in wholesale power invoices for December 2020 as compared to December 2019.

•	Other liabilities decreased $17.4 million due to the increase in the fair value of our natural gas hedges.

•	Other assets decreased $15.8 million due to decreases in the collateral requirements of our natural gas hedges partially offset by the increase in the fair value of our natural gas hedges.
•

Accounts payable–members increased $43.7 million due to the $41.9 million increase in member prepayments and the $6.1 million increase in the Margin Stabilization adjustment as compared to 2019, partially offset by the $4.3 million decrease related to patronage capital retirement in 2019.

•	Nuclear decommissioning trust increased $31.2 million due to the increase in the market value of our investments.
•	Regulatory liabilities increased $25.2 million primarily due to the increase in the regulatory liability related to the unrealized gain on the North Anna nuclear decommissioning fund.
•

Deferred energy changed $26.7 million as a result of the over-collection of our energy costs in 2020 as compared to an under-collection in 2019.  The deferred energy balance was an under-collection of $3.5 million at December 31, 2019, and an over-collection of $23.1 million at December 31, 2020.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

In 2020, 2019, and 2018, our operating activities provided cash flows of $197.7 million, $18.0 million, and $58.2 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  We did not have any borrowings outstanding under this facility as of December 31, 2020; however, the interest rate on borrowings would have been 1.1%.  As of December 31, 2020, we had a $0.5 million letter of credit outstanding under this facility.  As of December 31, 2019, we had outstanding under this facility, $67.2 million in borrowings at a weighted average interest rate of 2.8% and a $0.5 million letter of credit.

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

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities.  We review these projections periodically in order to update our calculations to reflect changes in our future plans, construction costs, market factors, and other items affecting our forecasts.  Our actual capital expenditures could vary significantly from these projections.  The table below summarizes our actual and projected capital expenditures on a cash flow basis, including capitalized interest, for 2018 through 2023:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2018	2019	2020	2021	2022	2023
	(in millions)
Wildcat Point	$31.6	$6.0	$68.9	$1.2	$0.7	$3.5
North Anna nuclear fuel	8.8	16.9	7.8	8.8	9.4	15.4
North Anna	7.1	2.6	15.6	9.8	10.6	18.4
Clover	11.4	7.4	1.3	1.8	2.5	4.9
Transmission	0.6	0.5	1.9	5.2	17.0	13.4
Combustion turbine facilities	1.1	2.3	2.7	3.3	0.2	0.2
Other	1.0	0.6	0.2	14.8	12.1	1.9
Total	$61.6	$36.3	$98.4	$44.9	$52.5	$57.7

Nearly all of our capital expenditures consist of additions to electric plant and equipment.  Capital expenditures for North Anna include $5.0 million, $4.8 million, and $14.1 million, for 2021, 2022, and 2023, respectively, for costs related to license extension.  Capital expenditures for Transmission for 2021, 2022, and 2023 include costs related to transmission facility upgrades in accordance with the PJM planning processes.  Capital expenditures for Other include costs related to our administrative and general assets, distributed generation facilities, and energy storage.  Capital expenditures for Other in 2021 and 2022 include $13.0 million and $10.2 million, respectively, for costs related to energy storage.  We intend to use our cash flow from operations, borrowings under our revolving credit facility, and, if needed, issuances of debt in the capital markets to fund all of our currently projected capital requirements through 2023.

Contractual Obligations

In the normal course of business, we enter into long-term arrangements relating to the construction, operation and maintenance of our generating facilities, power purchases for energy and capacity, the financing of our operations, and other matters.  See “Power Supply Resources—Power Purchase Contracts” in Item 1.  The following table summarizes our long-term contractual obligations as of December 31, 2020:

	Payments due by Period
	Total	2021	2022-2023	2024-2025	2026 and Thereafter
	(in millions)
Long-term debt obligations	$1,914.0	$102.0	$196.4	$186.4	$1,429.2
Power purchase obligations	90.7	52.2	38.3	0.2	—
Asset retirement obligations	179.1	—	—	—	179.1
Operating lease obligations	3.4	0.6	1.1	1.1	0.6
Total	$2,187.2	$154.8	$235.8	$187.7	$1,608.9

We expect to fund these obligations with cash flow from operations, borrowings under our revolving credit facility, and, if needed, issuances of debt in the capital markets.

Long-term Debt Obligations

As of December 31, 2020, our long-term debt obligations include long-term debt issued privately and to the public under the Indenture.  Long-term debt includes both the principal of and interest on long-term debt, and long-term debt due within one year.

Power Purchase Obligations

As part of our power supply strategy, we entered into a number of agreements for the purchase of energy or capacity, or both, in order to meet our member distribution cooperatives’ requirements.  See “Power Supply Resources—Power Purchase Contracts” in Item 1.

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

Power Purchase and Natural Gas Arrangements

Under the terms of most of our power purchase and natural gas arrangements, we typically agree to provide collateral under certain circumstances and require comparable terms from our counterparties.  The collateral we may be required to post with a counterparty, and vice versa, is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under a contract with a respective counterparty.  As of December 31, 2020, the collateral we had posted with counterparties pursuant to the power purchase and natural gas arrangements we have in place totaled $7.5 million.  Typically, collateral thresholds under our contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3,” respectively).  As of December 31, 2020, if our credit ratings had been below investment grade we estimate we would have been obligated to post between $75 million and $125 million of collateral with our counterparties.  This calculation is based on power and natural gas prices on December 31, 2020, and delivered power and natural gas for which we had not yet paid.  Depending on the difference between the price of power and natural gas under our contracts and the price of power and natural gas in the market at the time of the calculation, this amount could increase or decrease.

Additionally, PJM requires that we provide collateral to support our obligations in connection with certain PJM transactions and as of December 31, 2020, we had posted collateral totaling $1.2 million.  In accordance with its credit policy, PJM subjects each applicant, participant and member of PJM to a credit evaluation.  A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide additional collateral.  As of December 31, 2020, if PJM had determined that we needed to provide additional collateral to support our obligations as a result of our creditworthiness, PJM could have asked us to provide up to approximately $11.2 million.

TEC Guarantees

TEC is considered a variable interest entity for which we are the primary beneficiary, and we have consolidated its results and eliminated all intercompany balances and transactions in consolidation.  To facilitate the ability of TEC to sell power in the market, we have agreed to guarantee up to a maximum of $200 million of TEC’s delivery and payment obligations associated with its energy trades, if requested.  See “Members—TEC” in Item 1.  Our agreement to guarantee these obligations continues in effect until we elect to terminate it by providing at least 30 days' prior written notice of termination or until all amounts owed to us by TEC have been paid.  Our guarantee of TEC’s obligations will enable it to maintain sufficient credit support to meet its delivery and payment obligations associated with its energy trades.  As of December 31, 2020, we did not have any guarantees outstanding in support of TEC’s obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The operation of our business exposes us to several common market risks, including changes in market prices for power and fuel, and interest rates and equity prices.

Market Price Risk

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation.  See “Power Supply Resources” in Item 1.  In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk.

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices.  As of December 31, 2020, we estimate that the fair value of our purchased power agreements, forward purchases of natural gas, and renewable energy credits held for sale was between $700 million and $750 million.  Approximately 35% of the fair value of this portfolio is estimable using observable market prices.  The remaining 65% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices.  In the absence of observable market prices, the valuation of the 65% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model.  As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio.  As an example of our portfolio’s exposure to market price risk, we estimate that a 10% change in the price of the commodities hedged by the portion of this portfolio with observable market prices would have changed the fair value of this portion of the portfolio by approximately $25.0 million as of December 31, 2020.  To the extent all or portions of our portfolio are liquidated above or below our original cost, these gains or losses are factored into the costs billed to our member distribution cooperatives pursuant to our formula rate.  See “Factors Affecting Results—Formula Rate” in Item 7.

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

Interest Rate Risk and Equity Price Risk

In 2020, all of our outstanding long-term debt accrued interest at fixed rates.

We maintain a revolving credit facility.  See “Liquidity and Capital Resources—Sources—Revolving Credit Facility” in Item 7.  Any amounts we borrow under this facility will accrue interest at a variable rate.  We did not have any borrowings outstanding under this facility as of December 31, 2020; however, the interest rate on borrowings would have been 1.1%.  As of December 31, 2020, we had a $0.5 million letter of credit outstanding under this facility.  We estimate that a 10% change in the weighted average interest rate would not have had a material effect on our interest expense as of December 31, 2020.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust so that the trust balance will cover the estimated costs to decommission North Anna at the time of decommissioning.  As of December 31, 2020, $166.3 million, $74.2 million, and $1.8 million were invested in equity securities, debt securities, and cash, respectively.  The value of these debt and equity securities will be impacted by changes in interest rates and price fluctuations in debt and equity markets.  To minimize adverse changes in the aggregate value of the trust, we actively monitor our portfolio by measuring the performance of the investments against market indices and by maintaining and reviewing established target allocation percentages of assets in the trust to various investment options.  We believe the trust’s exposure to changes in interest rates and price fluctuations in debt and equity markets will not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that as of December 31, 2020, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

Internal controls over financial reporting may not prevent or detect all misstatements.  Accordingly, even effective internal control can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

March 16, 2021

/s/ Marcus M. Harris	/s/ Bryan S. Rogers
Marcus M. Harris	Bryan S. Rogers
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members of Old Dominion Electric Cooperative

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative (the Cooperative) as of December 31, 2020 and 2019, and the related consolidated statements of revenues, expenses, and patronage capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Cooperative at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Asset Retirement and Environmental Obligations
Description of the Matter

At December 31, 2020 the Cooperative’s nuclear asset retirement obligation (“ARO”) at North Anna totaled $156.9 million. As described in Note 3 to the consolidated financial statements, the Cooperative’s ARO associated with the legal obligation to retire North Anna Unit 1 and Unit 2 is recognized at fair value and capitalized as part of the related long-lived asset. The ARO is based on estimates and assumptions including the cost and method of decommissioning and the timing of the related cash flows, and the license period of the nuclear plant including the probability of license extensions. New decommissioning studies are performed approximately every four years or whenever factors indicate that there could be a material change to the estimate. The Cooperative, with the assistance of third-party experts, performed an updated decommissioning study in 2019. The Cooperative is not aware of any events that have occurred since the 2019 study that would materially impact the ARO estimate.

Auditing the Cooperative’s ARO was complex and highly judgmental due to the significant estimation required by management to determine the estimated present value of the legal obligation associated with the Cooperative’s nuclear facility at North Anna. For example, the estimate was sensitive to significant assumptions including the method of decommissioning and timing of related cash flows. Significant changes in management’s estimate could have a material effect on the Cooperative’s results of operations.

How We Addressed the Matter in Our Audit

To test the ARO estimate, our audit procedures included testing the significant assumptions and inputs including the timing of activities, projected license periods, and the method of decommissioning. For example, we compared current year regulatory requirements and recent market data to the information used by the Cooperative.  We involved a specialist to assist in our evaluation of the factors discussed above that could impact the Cooperative’s retirement obligation. We tested the completeness and accuracy of the underlying data.

/s/ Ernst & Young LLP
We have served as the Cooperative’s auditor since 2000.
Richmond, Virginia
March 16, 2021

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

	2020	2019
ASSETS:	(in thousands)
Electric Plant:
Property, plant, and equipment	$2,536,395	$2,531,986
Less accumulated depreciation	(984,076)	(927,065)
Net Property, plant, and equipment	1,552,319	1,604,921
Nuclear fuel, at amortized cost	17,321	20,705
Construction work in progress	38,810	31,462
Net Electric Plant	1,608,450	1,657,088
Investments:
Nuclear decommissioning trust	242,337	211,108
Unrestricted investments and other	2,311	5,380
Total Investments	244,648	216,488
Current Assets:
Cash and cash equivalents	9,288	3,469
Restricted cash and cash equivalents	—	24,230
Accounts receivable	16,909	12,422
Accounts receivable–members	79,813	101,185
Fuel, materials, and supplies	61,273	62,083
Deferred energy	—	3,548
Prepayments and other	5,598	4,702
Total Current Assets	172,881	211,639
Deferred Charges and Other Assets:
Regulatory assets	31,131	57,742
Other assets	10,534	26,287
Total Deferred Charges and Other Assets	41,665	84,029
Total Assets	$2,067,644	$2,169,244
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$453,470	$441,311
Non-controlling interest	5,853	5,846
Total Patronage capital and Non-controlling interest	459,323	447,157
Long-term debt	1,069,324	1,117,867
Revolving credit facility	—	67,200
Total Long-term debt and Revolving credit facility	1,069,324	1,185,067
Total Capitalization	1,528,647	1,632,224
Current Liabilities:
Long-term debt due within one year	49,041	40,792
Accounts payable	61,044	147,916
Accounts payable–members	70,546	26,804
Accrued expenses	6,292	5,850
Deferred energy	23,112	—
Total Current Liabilities	210,035	221,362
Deferred Credits and Other Liabilities:
Asset retirement obligations	179,133	173,669
Regulatory liabilities	142,724	117,483
Other liabilities	7,105	24,506
Total Deferred Credits and Other Liabilities	328,962	315,658
Total Capitalization and Liabilities	$2,067,644	$2,169,244

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES, AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	2020	2019	2018
	(in thousands)
Operating Revenues	$807,704	$932,682	$932,568
Operating Expenses:
Fuel	144,348	172,921	187,118
Purchased power	250,546	332,216	397,589
Transmission	128,427	159,995	135,567
Deferred energy	26,660	22,522	(22,400)
Operations and maintenance	61,518	74,647	64,705
Administrative and general	43,023	48,938	45,171
Depreciation and amortization	69,902	68,752	62,503
Amortization of regulatory asset/(liability), net	9,069	(35,056)	(15,853)
Accretion of asset retirement obligations	5,463	5,539	5,319
Taxes, other than income taxes	9,275	9,412	9,493
Total Operating Expenses	748,231	859,886	869,212
Operating Margin	59,473	72,796	63,356
Other income (expense), net	(105)	(162)	(3,465)
Investment income	13,106	7,188	8,512
Interest income on North Anna Unit 3 cost recovery	—	—	141
Interest charges, net	(60,306)	(62,773)	(55,222)
Income taxes	(2)	(25)	(11)
Net Margin including Non-controlling interest	12,166	17,024	13,311
Non-controlling interest	(7)	(70)	(32)
Net Margin attributable to ODEC	12,159	16,954	13,279
Patronage Capital - Beginning of Period	441,311	428,663	415,384
Patronage Capital - Retirement	—	(4,306)	—
Patronage Capital - End of Period	$453,470	$441,311	$428,663

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	2020	2019	2018
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$12,166	$17,024	$13,311
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	69,902	68,752	62,503
Other non-cash charges	17,121	16,951	18,425
Amortization of lease obligations	—	—	4,919
Interest on lease deposits	—	—	(1,791)
Change in current assets	16,799	(27,530)	(2,151)
Change in deferred energy	26,660	22,521	(22,400)
Change in current liabilities	23,284	(23,692)	(2,361)
Change in regulatory assets and liabilities	33,157	(58,590)	(9,822)
Change in deferred charges and other assets and deferred credits and other liabilities	(1,432)	2,575	(2,449)
Net Cash Provided by Operating Activities	197,657	18,011	58,184
Investing Activities:
Purchases of held to maturity securities	—	(3,115)	(37,844)
Proceeds from sale of held to maturity securities	3,115	5,573	145,422
Purchases of available for sale securities	(24,800)	(53,828)	—
Proceeds from sale of available for sale securities	24,800	53,828	—
Increase in other investments	(12,561)	(5,636)	(7,188)
Electric plant additions	(98,395)	(36,263)	(61,631)
Proceeds from sale of asset	—	—	115,000
Net Cash (Used for) Provided by Investing Activities	(107,841)	(39,441)	153,759
Financing Activities:
Debt issuance costs	(235)	(257)	(255)
Payment of obligation under long-term lease	—	—	(108,602)
Payments of long-term debt	(40,792)	(40,792)	(40,792)
Draws on revolving credit facility	355,225	274,000	372,950
Repayments on revolving credit facility	(422,425)	(206,800)	(416,350)
Net Cash (Used for) Provided by Financing Activities	(108,227)	26,151	(193,049)
Net Change in Cash and Cash Equivalents and Restricted Cash and Cash Equivalents	(18,411)	4,721	18,894
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - Beginning of Period	27,699	22,978	4,084
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - End of Period	$9,288	$27,699	$22,978

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities, and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.8 million as of December 31, 2020 and December 31, 2019  The income taxes reported on our Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC, which is a taxable corporation.  As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest on our consolidated financial statements.  Our non-controlling, 50% or less, ownership interest in other entities for which we have significant influence is recorded using the equity method of accounting.  We have a power sales contract with TEC under which we may sell to TEC, power that we do not need to meet the needs of our member distribution cooperatives.  TEC then sells this power to the market under market-based rate authority granted by FERC.  In recent years, we have had no sales to TEC and TEC has had no sales to third parties.  Additionally, we have a separate contract under which we may purchase natural gas from TEC; however, we have not purchased natural gas from TEC in recent years.  TEC does not engage in speculative trading.

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

Depreciation

We use the group method of depreciation and conduct depreciation studies approximately every five years.  Our last depreciation study was performed in 2016 and implemented in 2017.  Our depreciation rates were as follows:

	Depreciation Rates
Generating Facility	2020	2019	2018
Wildcat Point (1)	3.1%	3.1%	3.1%
North Anna	3.3	3.3	3.3
Clover	1.9	1.9	1.9
Louisa	3.1	3.1	3.1
Marsh Run	3.0	3.0	3.0
Rock Springs (2)	—	—	3.1

(1)	Wildcat Point achieved commercial operation on April 17, 2018.
(2)	Rock Springs and related assets were sold on September 14, 2018.

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE.  The DOE did not begin accepting spent fuel in 1998 as specified in its contract with Virginia Power.  As a result, Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred and in 2012 signed a settlement agreement with the DOE.  By mutual agreement of the parties, the settlement agreement is extendable to provide for resolution of damages.  The settlement agreement has been extended to provide for periodic payments for damages incurred through December 31, 2022, and additional extensions are contemplated by the settlement agreement.  We continue to recognize receivables for certain spent nuclear fuel-related costs.  We believe the recovery of these costs from the DOE is probable.  As of December 31, 2020 and 2019, we had an outstanding receivable of $3.2 million and $3.9 million, respectively.

Fuel, Materials, and Supplies

Fuel, materials, and supplies is primarily composed of fuel and spare parts for our generating assets, renewable energy credits, and emission allowances, all of which are recorded at cost.  Fuel consists primarily of coal and No. 2 fuel oil.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used.  We capitalize interest on borrowings for significant construction projects.  Interest capitalized in 2020, 2019, and 2018, was $0.5 million, $0.5 million, and $11.2 million, respectively.

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

TEC is a taxable corporation and its provision for income taxes was immaterial for the years ended December 31, 2020, 2019, and 2018.

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our members and non-members.  We supply power requirements (energy and demand) to our eleven member distribution cooperatives subject to substantially identical wholesale power contracts with each of them.  We bill our member distribution cooperatives monthly and each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract.  See Note 5—Wholesale Power Contracts.  We transfer control of the electricity over time and our member distribution cooperatives simultaneously receive and consume the benefits of the electricity.  The amount we invoice our member distribution cooperatives on a monthly basis corresponds directly to the value to the member distribution cooperatives of our performance, which is determined by our formula rate included in the wholesale power contract.  We sell excess energy and renewable energy credits to non-members at prevailing market prices as control is transferred.

We sell excess purchased and generated energy to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  In 2020, 2019, and 2018, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the past three years were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$770,781	$898,445	$865,393
Renewable energy credit sales to member distribution cooperatives	33	26	16
Total sales to member distribution cooperatives	$770,814	$898,471	$865,409

Non-members
Sales to non-members, excluding renewable energy credit sales	$31,452	$29,539	$64,209
Renewable energy credit sales to non-members	5,438	4,672	2,950
Total sales to non-members	$36,890	$34,211	$67,159

Total operating revenues	$807,704	$932,682	$932,568

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Margin Stabilization adjustment	$13,227	$7,175	$15,312

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

Debt Issuance Costs

Capitalized costs associated with the issuance of long-term debt totaled $5.7 million and $6.2 million as of December 31, 2020 and 2019, respectively, and are included as a direct reduction to long-term debt.  Capitalized costs associated with our revolving credit facility totaled $0.9 million and $1.0 million as of December 31, 2020 and 2019, respectively, and are recorded in other assets.  These costs are being amortized using the effective interest method over the life of the respective long-term debt issuances and revolving credit facility, and are included in interest charges, net.

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy revenues collected from our member distribution cooperatives and our energy expenses.  The deferred energy balance represents the net accumulation of any under- or over-collection of energy costs.  Under-collected energy costs appear as an asset and will be collected from our member distribution cooperatives in subsequent periods through our formula rate.  Conversely, over-collected energy costs appear as a liability and will be returned to our member distribution cooperatives in subsequent periods through our formula rate.  As of December 31, 2020 and 2019, we had an over-collected deferred energy balance of $23.1 million and an under-collected deferred energy balance of $3.5 million, respectively.

The following table summarizes the changes to our total energy rate since 2018, which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2018	11.1
April 1, 2018	3.7
January 1, 2019	(1.3)
January 1, 2020	(16.2)
January 1, 2021	(15.9)

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

Generally, derivatives are reported at fair value in other assets and other liabilities.  The measurement of fair value is based on actively quoted market prices, if available.  Otherwise, we seek indicative price information from external sources, including broker quotes and industry publications.  For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value.

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

On November 19, 2019, our board of directors approved an additional equity contribution of $4.3 million, and subsequently declared a patronage capital retirement of $4.3 million.  As a result of the November 19, 2019 declaration, we reduced patronage capital and increased accounts payable–members by $4.3 million.  The $4.3 million patronage capital retirement was paid on March 27, 2020.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, derivatives, and receivables arising from sales to our members and non-members.  Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $79.8 million and $101.2 million, as of December 31, 2020 and 2019, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$9,288	$3,469
Restricted cash and cash equivalents	—	24,230
Total	$9,288	$27,699

Restricted cash and cash equivalents related to funds held in escrow for payments related to the construction of Wildcat Point and in July 2020 the funds were released and paid to the contractors.

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

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the LIBOR and other interbank offered rates to alternative reference rates.  The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform.  An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination.  The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance is effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022.  We are continuing to evaluate the impact of this standard on our financial statements.

NOTE 2—Electric Plant

Our net electric plant was composed of the following as of December 31, 2020:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$875,528	$415,227	$706,417	$438,418	$100,805	$2,536,395
Accumulated depreciation	(71,656)	(249,546)	(401,363)	(228,378)	(33,133)	(984,076)
Net Property, plant, and equipment	803,872	165,681	305,054	210,040	67,672	1,552,319
Nuclear fuel, at amortized cost	—	17,321	—	—	—	17,321
Construction work in progress	989	34,961	1,110	—	1,750	38,810
Net Electric Plant	$804,861	$217,963	$306,164	$210,040	$69,422	$1,608,450

Our net electric plant was composed of the following as of December 31, 2019:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$874,860	$411,658	$704,004	$443,092	$98,372	$2,531,986
Accumulated depreciation	(44,632)	(237,893)	(390,528)	(222,419)	(31,593)	(927,065)
Net Property, plant, and equipment	830,228	173,765	313,476	220,673	66,779	1,604,921
Nuclear fuel, at amortized cost	—	20,705	—	—	—	20,705
Construction work in progress	115	24,013	4,995	—	2,339	31,462
Net Electric Plant	$830,343	$218,483	$318,471	$220,673	$69,118	$1,657,088

Wildcat Point

We own Wildcat Point, a 977 MW (net capacity entitlement) natural gas-fueled combined cycle generation facility.  Wildcat Point achieved commercial operation on April 17, 2018.  In 2017, WOPC, a joint venture between PCL Industrial Construction Company and Sargent & Lundy, L.L.C., as EPC contractor, made a claim against Alstom and us for recovery of additional amounts under the EPC contract for Wildcat Point.  Additionally, in 2017, we filed a complaint alleging that WOPC breached the EPC contract.  In December 2019, ODEC and WOPC held formal settlement discussions and we recognized the probable impact of the settlement as of December 31, 2019, resulting in a $29.6 million increase to property, plant, and equipment.  On January 9, 2020, ODEC and WOPC settled their dispute and ODEC was dismissed as a party from the case.

North Anna

We hold an 11.6% undivided ownership interest in North Anna, a two-unit, 1,892 MW (net capacity entitlement) nuclear power facility operated by Virginia Power, which owns the balance of the plant.  We are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna.  Our portion of assets, liabilities, and operating expenses associated with North Anna are included on our consolidated financial statements in accordance with proportionate consolidation accounting.  As of December 31, 2020 and 2019, we had an outstanding accounts payable balance of $3.8 million and $6.2 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at North Anna.

Clover

We hold a 50% undivided ownership interest in Clover, a two-unit, 877 MW (net capacity entitlement) coal-fired electric generation facility operated by Virginia Power, which owns the balance of the plant.  We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover.  Our portion of assets, liabilities, and operating expenses associated with Clover are included on our consolidated financial statements in accordance with proportionate consolidation accounting.  As of December 31, 2020 and 2019, we had an outstanding accounts payable balance of $2.1 million and $6.8 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

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

Other

We also own six distributed generation facilities, and approximately 110 miles of transmission lines on the Virginia portion of the Delmarva Peninsula.

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna.  At December 31, 2020 and 2019, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $156.9 million and $152.4 million, respectively.  Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts.  A new study was performed in 2019, and we adopted it effective December 31, 2019, which resulted in an additional layer related to the asset retirement obligation associated with North Anna.  The additional layer resulted in an increase to our asset retirement cost and our asset retirement obligation of $37.6 million.  The increase is related to costs associated with spent fuel, including the change in methodology to be utilized, as a result of the DOE delay for acceptance of spent fuel, as well as the change in the market risk premium and inflation rates utilized to calculate our costs.  We are not aware of any events that have occurred since the 2019 study that would materially impact our estimate or that would have required an updated study to be performed in 2020.  We are required to maintain a funded trust to satisfy our future obligation to decommission the North Anna facility.  See Note 9—Investments.

The following represents changes in our asset retirement obligations for the years ended December 31, 2020 and 2019 (in thousands):

Asset retirement obligations as of December 31, 2018	$130,488
Accretion expense	5,539
Increase in asset retirement obligations - new layer	37,642
Asset retirement obligations as of December 31, 2019	$173,669
Accretion expense	5,464
Asset retirement obligations as of December 31, 2020	$179,133

The cash flow estimates for North Anna’s asset retirement obligation are based upon an assumption of an additional 20-year life extension, which will extend the life of Unit 1 to April 1, 2058, and the life of Unit 2 to August 21, 2060.  Virginia Power, the co-owner of North Anna, submitted an application to the NRC in August 2020 for an additional 20-year operating license extension for North Anna.  Given the life extension, the nuclear decommissioning trust was, and currently is, estimated to be adequate to fund North Anna’s asset retirement obligation and no additional funding was, or is, currently required.  We ceased collection of decommissioning expense in August 2003 with the approval of FERC.  As we are not currently collecting decommissioning expense in our rates, we are deferring the difference between the earnings on the nuclear decommissioning trust and the total asset retirement obligation related depreciation and accretion expense for North Anna as part of our asset retirement obligation regulatory liability.  See Note 10—Regulatory Assets and Liabilities.

NOTE 4—Power Purchase Agreements

In 2020, 2019, and 2018, our owned generating facilities together furnished approximately 52.0%, 56.3%, and 57.1%, respectively, of our energy requirements.  The remaining needs were satisfied through purchases of power in the market from investor-owned utilities and power marketers through long-term and short-term physically-delivered forward power purchase contracts.  We also purchased power in the spot energy market.  This approach to meeting our member distribution cooperatives’ energy requirements is not without risks.  To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy and sales of excess energy.  Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market price risks.  These policies and procedures, developed in consultation with ACES, an energy trading and risk management company, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility.  We are required to post collateral from time to time due to changes in power prices.  As of December 31, 2020 and 2019, we had posted $7.5 million and $24.7 million, respectively. Additionally, we may be required to post collateral with PJM to support our obligations in connection with our PJM transactions.  As of December 31, 2020 and 2019, we had posted $1.2 million and $0.5 million, respectively.

Our purchased power expense for 2020, 2019, and 2018 was $250.5 million, $332.2 million, and $397.6 million, respectively.

As of December 31, 2020, our power purchase obligations under the various agreements were as follows:

Year Ended December 31,	Capacity and Energy Obligations
(in millions)
2021	$52.2
2022	1.9
2023	36.4
$90.5

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

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration.  We estimate that purchases under this exception constituted less than 3.0% of our member distribution cooperatives’ total energy requirements in 2020.

There are two additional limited exceptions to the all-requirements nature of the contracts.  One exception permits each of our member distribution cooperatives to receive up to the greater of 5% of its demand and associated energy or 5 MW and associated energy from its owned generation or from other suppliers.  The other exception permits our member distribution cooperatives to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. As of December 31, 2020, none of our member distribution cooperatives had utilized this latter exception.

If all of our member distribution cooperatives elected to fully utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 178 MW of demand and associated energy.  The following table summarizes the cumulative removal of load requirements under this exception.

As of December 31,	MW
2018	107
2019	108
2020	111

Beginning January 1, 2021, the cumulative removal of load requirements under this exception is approximately 140 MW.  We do not anticipate that either the current or potential full utilization of this exception by our member distribution cooperatives will have a material impact on our financial condition, results of operations, or cash flows.

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

Revenues from our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Rappahannock Electric Cooperative	$237.6	$279.7	$266.9
Shenandoah Valley Electric Cooperative	144.5	168.4	164.7
Delaware Electric Cooperative, Inc.	110.0	121.6	115.5
Choptank Electric Cooperative, Inc.	73.7	83.1	81.2
Southside Electric Cooperative	56.9	69.8	67.7
A&N Electric Cooperative	48.0	54.7	53.7
Mecklenburg Electric Cooperative	36.8	45.1	44.0
Prince George Electric Cooperative	22.9	26.9	25.7
Northern Neck Electric Cooperative	20.2	24.1	22.2
Community Electric Cooperative	11.0	14.1	13.5
BARC Electric Cooperative	9.2	11.0	10.3
Total	$770.8	$898.5	$865.4

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$76,037	$76,037	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	166,300	—	—	—
Unrestricted investments and other (3)	166	—	166	—
Derivatives - gas and power (4)	3,478	1,582	480	1,416
Total Financial Assets	$245,981	$77,619	$646	$1,416

Derivatives - gas and power (4)	$6,406	$—	$6,406	$—
Total Financial Liabilities	$6,406	$—	$6,406	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$64,504	$64,504	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	146,604	—	—	—
Unrestricted investments and other (3)	126	—	126	—
Derivatives - gas and power (4)	1,013	—	—	1,013
Total Financial Assets	$212,247	$64,504	$126	$1,013

Derivatives - gas and power (4)	$24,125	$17,109	$7,016	$—
Total Financial Liabilities	$24,125	$17,109	$7,016	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 9—Investments.

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of December 31,	As of December 31,
Commodity	Unit of Measure	2020	2019
Natural Gas	MMBTU	55,630,000	73,560,000
Purchased power - financial transmission rights	MWh	6,922,373	5,771,291

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of December 31,	As of December 31,
	Balance Sheet Location	2020	2019
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$2,062	$—
Financial transmission rights	Other assets	1,416	1,013
Total derivatives in an asset position		$3,478	$1,013

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$6,406	$24,125
Total derivatives in a liability position		$6,406	$24,125

The Effect of Derivative Instruments on the Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Years Ended December 31, 2020 and 2019

				Amount of Gain
	Amount of Gain		Location of	(Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory
	in Regulatory		Reclassified	Asset/Liability
	Asset/Liability for		from Regulatory	into Income for
Derivatives Accounted for	Derivatives as of		Asset/Liability	the Year
Utilizing Regulatory Accounting	December 31,		into Income	Ended December 31,
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Natural gas futures contracts	$(5,043)	$(25,996)	Fuel	$(37,242)	$(19,770)
Purchased power	1,416	1,013	Purchased Power	(261)	(4,579)
Total	$(3,627)	$(24,983)		$(37,503)	$(24,349)

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

NOTE 9—Investments

Investments were as follows as of December 31, 2020 and 2019:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
December 31, 2020
Nuclear decommissioning trust (1)
Debt securities	$66,727	$7,493	$—	$74,220	$74,220
Equity securities	89,472	76,828	—	166,300	166,300
Cash and other	1,817	—	—	1,817	1,817
Total Nuclear Decommissioning Trust	$158,016	$84,321	$—	$242,337	$242,337

Other
Equity securities	$132	$34	$—	$166	$166
Non-marketable equity investments	2,145	2,340	—	4,485	2,145
Total Other	$2,277	$2,374	$—	$4,651	$2,311
					$244,648
December 31, 2019
Nuclear decommissioning trust (1)
Debt securities	$59,748	$4,325	$—	$64,073	$64,073
Equity securities	85,303	63,858	(2,557)	146,604	146,604
Cash and other	431	—	—	431	431
Total Nuclear Decommissioning Trust	$145,482	$68,183	$(2,557)	$211,108	$211,108

Unrestricted investments
Government obligations	$2,869	$4	$—	$2,873	$2,869
Debt securities	240	—	—	240	240
Total Unrestricted Investments	$3,109	$4	$—	$3,113	$3,109

Other
Equity securities	$110	$15	$—	$125	$125
Non-marketable equity investments	2,146	2,176	—	4,322	2,146
Total Other	$2,256	$2,191	$—	$4,447	$2,271
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

Contractual maturities of debt securities as of December 31, 2020, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Other (1)	$—	$—	$74,220	$—	$74,220
Total	$—	$—	$74,220	$—	$74,220

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

NOTE 10—Regulatory Assets and Liabilities

In accordance with Accounting for Regulated Operations, we record regulatory assets and liabilities that result from our ratemaking.  Our regulatory assets and liabilities as of December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$4,382	$6,247
Deferred asset retirement costs	246	263
NOVEC contract termination fee	19,575	22,022
Interest rate hedge	1,754	1,907
Voluntary prepayment to NRECA Retirement Security Plan	1,547	2,320
Deferred net unrealized losses on derivative instruments	3,627	24,983
Total Regulatory Assets	$31,131	$57,742
Regulatory Assets included in Current Assets:
Deferred energy	$—	$3,548

Regulatory Liabilities:
North Anna asset retirement obligation deferral	$58,231	$51,626
North Anna nuclear decommissioning trust unrealized gain	84,321	65,626
Unamortized gains on reacquired debt	172	231
Total Regulatory Liabilities	$142,724	$117,483

Regulatory Liabilities included in Current Liabilities
Deferred energy	$23,112	$—

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

Regulatory assets included in current assets are detailed as follows:

•

Deferred energy balance represents the net accumulation of under-collection of energy costs.  We use the deferral method of accounting to recognize differences between our energy revenues collected from our member distribution cooperatives and our energy expenses.  Under-collected deferred energy balances are collected from our member distribution cooperatives in subsequent periods.

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

Regulatory liabilities included in current liabilities are detailed as follows:

•

Deferred energy balance represents the net accumulation of over-collection of energy costs.  We use the deferral method of accounting to recognize differences between our energy revenues collected from our member distribution cooperatives and our energy expenses.  Over-collected deferred energy balances are returned to our member distribution cooperatives in subsequent periods.

NOTE 11—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2020	2019
	(in thousands)
$250,000,000 principal amount of First Mortgage Bonds, 2017 Series A due 2037 at an interest rate of 3.33%	$212,500	$225,000
$260,000,000 principal amount of First Mortgage Bonds, 2015 Series A due 2044 at an interest rate of 4.46%	260,000	260,000
$72,000,000 principal amount of First Mortgage Bonds, 2015 Series B due 2053 at an interest rate of 4.56%	72,000	72,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series A due 2043 at an interest rate of 4.21%	50,000	50,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series B due 2053 at an interest rate of 4.36%	50,000	50,000
$90,000,000 principal amount of First Mortgage Bonds, 2011 Series A due 2040 at an interest rate of 4.83%	60,000	63,000
$165,000,000 principal amount of First Mortgage Bonds, 2011 Series B due 2040 at an interest rate of 5.54%	165,000	165,000
$95,000,000 principal amount of First Mortgage Bonds, 2011 Series C due 2050 at an interest rate of 5.54%	71,250	73,625
$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	83,328	93,745
$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	100,000	112,500
	1,124,078	1,164,870
Debt issuance costs	(5,713)	(6,211)
Current maturities	(49,041)	(40,792)
	$1,069,324	$1,117,867

As of December 31, 2020 and 2019, deferred gains and losses on reacquired debt totaled a net loss of approximately $4.2 million and $6.0 million, respectively.  Deferred gains and losses on reacquired debt are deferred under regulatory accounting.  See Note 10—Regulatory Assets and Liabilities.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ended December 31,	(in thousands)
2021	$49,041
2022	49,041
2023	49,041
2024	49,041
2025	49,041
2026 and thereafter	878,873
$1,124,078

The aggregate fair value of long-term debt was $1,374.8 million and $1,300.1 million as of December 31, 2020 and 2019, respectively, based on current market prices.  For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

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

NOTE 12—Liquidity Resources

 We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  We did not have any borrowings outstanding under this facility as of December 31, 2020; however, the interest rate on borrowings would have been 1.1%.  As of December 31, 2020, we had a $0.5 million letter of credit outstanding under this facility.  As of December 31, 2019, we had outstanding under this facility, $67.2 million in borrowings at a weighted average interest rate of 2.8% and a $0.5 million letter of credit.

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

We maintain a program which allows our member distribution cooperatives to prepay or extend payment on their monthly power bills.  Under this program, we pay interest on prepayment balances at a blended investment and short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and short-term borrowing rate.  Amounts prepaid by our member distribution cooperatives are included in accounts payable–members and as of December 31, 2020 and 2019, were $57.2 million and $15.3 million, respectively.  Amounts extended to our member distribution cooperatives are included in accounts receivable–members and as of December 31, 2020 and 2019, were $6.5 million and $20.5 million, respectively.

NOTE 13—Employee Benefit Plans

Substantially all of our employees participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the IRC.  It is considered a multi-employer plan under accounting standards.  The legal name of the plan is the NRECA Retirement Security Plan; the employer identification number is 53–0116145, and the plan number is 333.  Plan information is available publicly through the annual Form 5500, including attachments.  The plan year is January 1 through December 31.  In total, the NRECA Retirement Security Plan was over 80% funded on January 1, 2020 and 2019, based on the PPA funding target and PPA actuarial value of assets on those dates.  The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement.  In 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan and recorded this payment as a regulatory asset which will be fully amortized in 2022.  There has been no funding improvement plan or rehabilitation plan implemented nor is one pending, and we did not pay a surcharge to the plan for 2020.

We also participate in the Deferred Compensation Pension Restoration Plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the NRECA Retirement Security Plan because of the IRC limitations; participation in this plan was closed to new participants as of January 1, 2015.

Our required contribution to the NRECA Retirement Security Plan and the Deferred Compensation Pension Restoration Plan totaled $4.0 million, $3.7 million, and $3.4 million in 2020, 2019, and 2018, respectively.  In each of these years, our contributions represented less than 5% of the total contributions made to the plan by all participating employers.

Beginning in 2019, we adopted the Executive Benefit Restoration Plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the NRECA Retirement Security Plan because of the IRC limitations.  We have recorded a liability of $0.3 million in other liabilities.

Pension expense, inclusive of administrative fees, was $5.1 million, $4.7 million, and $4.2 million for 2020, 2019, and 2018, respectively.  Pension expense for 2020, 2019, and 2018 includes $0.8 million related to the amortization of the voluntary prepayment regulatory asset.

We have a defined contribution 401(k) retirement plan and we match up to the first 2% of each participant’s base salary.  Our matching contributions were $0.3 million in 2020, 2019, and 2018.

NOTE 14—Supplemental Cash Flows Information

Cash paid for interest, net of amounts capitalized, in 2020, 2019, and 2018, was $57.9 million, $60.3 million, and $52.9 million, respectively.  Cash paid for income taxes was immaterial in 2020, 2019, and 2018.  Accrued capital expenditures in 2020, 2019, and 2018 were $3.8 million, $69.8 million, and $46.9 million, respectively.

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

Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $13.8 billion of liability protection on a per site, per nuclear incident basis, via obligations required of owners of nuclear power plants, and allows for an inflationary adjustment every five years.  During the second quarter of 2020, the total liability protection per nuclear incident available to all participants in the secondary financial protection program decreased from $13.9 billion to $13.8 billion.  This decrease does not impact Virginia Power or our responsibility per active unit under the Price-Anderson Amendments Act of 1988.  Owners of nuclear facilities could be assessed up to $138 million for each of their licensed reactors not to exceed $21 million per year per reactor.  There is no limit to the number of incidents for which this retrospective premium can be assessed.  Virginia Power, the co-owner of North Anna, is responsible for operating North Anna.  Under several of the nuclear insurance policies procured by Virginia Power to which we are a party, we are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies.

As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage.  All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

Our share of the maximum retrospective premium assessments for the coverage assessments described above is estimated to be a maximum of $35.8 million as of December 31, 2020.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management has assessed our internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that as of December 31, 2020, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.  We have not identified any material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no material changes that occurred during the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not identified any adverse impact on our internal controls over financial reporting despite the majority of our headquarters personnel telecommuting due to the COVID-19 pandemic. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

We are governed by a board of 23 directors, consisting of two representatives from each of our member distribution cooperatives and one representative from TEC.  Pursuant to our bylaws, each of our eleven member distribution cooperatives, in good standing, may recommend candidates that meet director qualifications to the nominating committee of our board of directors.  At the annual meeting of the members, the nominating committee nominates candidates for election to our board of directors.  At least one candidate from each member distribution cooperative must be a director of that member distribution cooperative.  Currently and historically, the other candidate from each member distribution cooperative is the CEO of that member distribution cooperative.  The candidates for director are elected to our board of directors by a majority vote of the voting delegates from our members.  Each member has one voting delegate.  We do not control who the member distribution cooperative recommends to the nominating committee.  As a result, our board of directors has not developed criteria for the composition of our board, such as diversity, for use in identifying nominees to our board of directors.  One director currently serves as a director on behalf of a member distribution cooperative and TEC.  Each elected candidate is authorized to represent that member for a renewable term of one year.  Our board of directors sets policy and provides direction to our President and CEO.  Our board of directors meets approximately 11 times each year.

Information concerning those serving on our board of directors as of December 31, 2020, including principal occupation and employment during the past five years, qualifications, and directorships in public corporations, if any, is listed below.

J. William Andrew, Jr. (67).  President and CEO of Delaware Electric Cooperative, Inc. since 2005.  Mr. Andrew has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2005.

Paul H. Brown (75).  Retired, formerly Vice President of Commercial Lending at Bank of Southside Virginia where he served from 1995 to 2012.  Mr. Brown has been a director of ODEC since 2013 and a director of Prince George Electric Cooperative since 2008.

John J. Burke, Jr. (64).  Associate broker at Gunther McClary Real Estate since 2004.  Mr. Burke has been a director of ODEC since 2016 and a director of Choptank Electric Cooperative, Inc. since 2010.

Darlene H. Carpenter (74).  Realtor with Century 21 New Millennium since 2013.  Ms. Carpenter has been a director of ODEC since 2009 and a director of Rappahannock Electric Cooperative since 1984.

Earl C. Currin, Jr. (77).  Retired, formerly Provost at Southside Community College where he served from 1970 to 2007.  Dr. Currin has been a director of ODEC since 2008 and a director of Southside Electric Cooperative since 1986.

E. Garrison Drummond (69).  Retired, formerly an insurance agent with Drummond Insurance Agency, Inc. from 1984 to 2017.  Mr. Drummond has been a director of ODEC since 2012 and a director of A&N Electric Cooperative since 2002.

Jeffrey S. Edwards (57).  President and CEO of Southside Electric Cooperative since 2007.  Mr. Edwards has held executive positions in the utility industry for over two decades and has been a director of ODEC since 2007.

Chad N. Fowler (42).  Operations manager of Roger Fowler Sales and Service since 2000.  Mr. Fowler has been a director of ODEC since 2016 and a director of Community Electric Cooperative since 2007.

Hunter R. Greenlaw, Jr. (75).  President of G.L.M.G. General Contractors, a real estate development and general contracting company since 1974.  Mr. Greenlaw has been a director of ODEC since 1991 and a director of Northern Neck Electric Cooperative since 1979.

Steven A. Harmon (59).  President and CEO of Community Electric Cooperative since 2013.  Mr. Harmon has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2013.

Bruce A. Henry (75).  Owner and Secretary/Treasurer of Delmarva Builders, Inc. since 1981.  Mr. Henry has been a director of ODEC since 1993 and a director of Delaware Electric Cooperative, Inc. since 1978.

John D. Hewa, Jr. (48).  President and CEO of Rappahannock Electric Cooperative since August 2020.  Mr. Hewa served as COO of Rappahannock Electric Cooperative from January 2020 to August 2020 and served as Vice President Corporate Services from July 2017 to December 2019.  Mr. Hewa served as CEO of Pedernales Electric Cooperative, Inc. from July 2013 to May 2017.  Mr. Hewa has been a director of ODEC since September 2020.

Bradley H. Hicks (50).  President and CEO of Northern Neck Electric Cooperative since June 2020.  Mr. Hicks served as President and CEO of Habersham EMC from October 2017 to September 2019.  Mr. Hicks served as Vice President, Engineering and Energy Innovations at Pedernales Electric Cooperative, Inc. from January 2014 to June 2017.  Mr. Hicks has been a director of ODEC since July 2020.

David J. Jones (72).  Owner/operator of Big Fork Farms since 1970.  Mr. Jones has been a director of ODEC since 1986 and a director of Mecklenburg Electric Cooperative since 1982.

Michael J. Keyser (44).  CEO and General Manager of BARC Electric Cooperative since 2010.  Mr. Keyser has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2010.

John C. Lee, Jr. (60).  President and CEO of Mecklenburg Electric Cooperative since 2008.  Mr. Lee has held executive positions in the utility industry for over a decade and has been a director of ODEC since 2008.

Cary J. Logan, Jr. (41).  President and CEO of Prince George Electric Cooperative since April 2019.  Mr. Logan served as Vice President of Engineering at Prince George Electric Cooperative from 2015 to March 2019.  Mr. Logan has been a director of ODEC since April 2019.

Micheal E. Malandro (44).  President and CEO of Choptank Electric Cooperative, Inc. since April 2019.  Mr. Malandro served as President and CEO of Prince George Electric Cooperative from 2015 to March 2019.  Mr. Malandro has been a director of ODEC since 2015.

Suzanne S. Obenshain (58).  Owner of SBVA Properties, LLC. since May 2005.  Ms. Obenshain has been a director of ODEC since July 2020 and a director of Shenandoah Valley Electric Cooperative since June 2016.

Gregory S. Rogers (54).  President and CEO of Shenandoah Valley Electric Cooperative since July 2020.  Mr. Rogers served as Acting CEO of Shenandoah Valley Electric Cooperative from April 2020 to July 2020, as Vice President of Engineering and Operations from September 2016 to April 2020, and as Manager of District Operations from June 2010 to September 2016.  Mr. Rogers has been a director of ODEC since May 2020.

Keith L. Swisher (66).  Owner/operator of Swisher Valley Farms, LLC since 1976.  Mr. Swisher has been a director of ODEC since 2008 and a director of BARC Electric Cooperative since 1981.

Belvin Williamson, Jr. (57).  President and CEO of A&N Electric Cooperative since 2016.  Mr. Williamson was Director – Energy Services/Key Accounts at Rappahannock Electric Cooperative from 1998 to 2016.  Mr. Williamson has been a director of ODEC since 2016.

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

Executive Officers

Our President and CEO administers our day-to-day business and affairs.  Our executive officers as of December 31, 2020, their respective ages, positions, and relevant business experience are listed below.

Marcus M. Harris (48).  President and CEO of ODEC since April 2018.  Mr. Harris served as Executive Vice President and CEO at Kansas Electric Power Cooperative from 2014 to March 2018.

Bryan S. Rogers (52).  Senior Vice President and CFO since July 2018.  Mr. Rogers joined ODEC in 1996 and has held various accounting positions, including Vice President and Controller from 2007 to June 2018.

D. Richard Beam (63).  Senior Vice President and COO since January 2019.  Mr. Beam joined ODEC in 1987 and has held various power supply positions, including Senior Vice President of Power Supply from 2013 to December 2018.

Micheal L. Hern (65).  General Counsel since July 2019, when he joined ODEC.  Mr. Hern served as a partner and President Emeritus at LeClairRyan from December 2016 to July 2019 and as President of LeClairRyan from 2000 to December 2016.  During this time at LeClairRyan he served as outside general counsel to ODEC.

Kirk D. Johnson (51).  Senior Vice President of Member Engagement since February 2019.  Mr. Johnson served as Senior Vice President of Government Relations at NRECA from 2011 to January 2019.

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

Bonuses

Our practice has been to, on infrequent occasions, award cash bonuses related to a specific event, such as the consummation of a significant transaction.  At the discretion of our board of directors, a bonus may be awarded to our President and CEO.  At the discretion of our President and CEO, bonuses may be awarded to the other executive officers.  Mr. Rogers and Mr. Beam were each awarded a bonus in 2020.

Severance Benefits

We believe that companies should provide reasonable severance benefits to the President and CEO.  With respect to our President and CEO, these severance benefits reflect the fact that it may be difficult to find comparable employment within a short period of time.  Our President and CEO’s contractual rights to severance are set forth in his employment agreement.  See “Employment Agreement” below.  Other than our President and CEO, none of our executive officers have any contractual severance or termination benefits other than what is provided for under the retirement plans in which they participate and any unused vacation.

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

We also have a defined contribution 401(k) retirement plan that is available to all employees in regular positions.  Under the 401(k) plan for 2020, employees could elect to have up to 100% or $19,500, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf.  We match up to the first 2% of each participant’s base salary.  Also, a catch-up contribution is available for participants in the plan once they attain age 50.  The maximum catch-up contribution for 2020 was $6,500.

In addition, we have a non-qualified executive deferred compensation plan (the “Deferred Compensation Plan”).  Our board of directors, at its discretion, determines who may participate in the Deferred Compensation Plan as well as an annual contribution, if any, up to the maximum amount allowed by IRC regulations.  Employees with the title of Vice President and above may participate in this plan.  Currently, our President and CEO is the only participant in this plan.  We made a $19,500 contribution to the plan for the benefit of our President and CEO in 2020.  See “Deferred Compensation Plan” below.

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

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our President and CEO receives during contract discussions with him.  Mr. Harris was entitled to personal use of a company automobile, which amounted to $8,189 in 2020.

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

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value and Non-qualified Deferred Compensation Earnings (1)	All Other Compen-sation (2)	Total
Marcus M. Harris	2020	$775,000	$—	$191,296	$33,389	$999,685
President and CEO	2019	675,000	—	83,835	25,872	784,707
	2018	472,875	—	32,701	62,683	568,259

Bryan S. Rogers	2020	332,380	3,000	409,975	5,700	751,055
Senior Vice President and CFO	2019	316,103	—	41,571	5,600	363,274
	2018	246,686	—	124,593	4,912	376,191

D. Richard Beam (3)	2020	347,526	3,000	419,008	5,700	775,234
Senior Vice President and COO	2019	337,404	—	55,076	5,600	398,080
	2018	317,764	—	464,383	5,500	787,647

Micheal L. Hern (4)	2020	309,000	—	35,429	2,615	347,044
General Counsel	2019	124,615	—	—	—	124,615

Kirk D. Johnson (5)	2020	339,900	—	352,259	5,700	697,859
Senior Vice President of Member Engagement	2019	279,231	—	86,147	27,139	392,517

(1)

The Change in Pension Value and Non-Qualified Deferred Compensation Earnings column above and the Present Value of Accumulated Benefit in the Pension Benefits table below disclose the aggregate change in the actuarial present value of the NRECA Retirement Security Plan for each named executive officer, and for Mr. Harris, Mr. Rogers, and Mr. Johnson, also includes benefits under the Executive Benefit Restoration Plan.

(2)	See the All Other Compensation table below.

(3)	Mr. Beam was promoted to Senior Vice President and COO effective January 1, 2019.
(4)	Mr. Hern joined ODEC on July 31, 2019.
(5)	Mr. Johnson joined ODEC on February 25, 2019.

The following table sets forth information concerning all other compensation awarded to, earned by, or paid to our executive officers during 2020.

ALL OTHER COMPENSATION

Name	Matching Contributions under 401(k) Plan	Contributions under Deferred Compensation Plan	Perquisites and other personal benefits (1)	Total
Marcus M. Harris	$5,700	$19,500	$8,189	$33,389
Bryan S. Rogers	5,700	—	—	5,700
D. Richard Beam	5,700	—	—	5,700
Micheal L. Hern	2,615	—	—	2,615
Kirk D. Johnson	5,700	—	—	5,700

(1)	For Mr. Harris, includes the personal use of a company automobile.

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

On December 20, 2019, ODEC entered into an employment agreement with Marcus M. Harris, our President and CEO.  The commencement date of the agreement is January 1, 2020.  The agreement is for the term of three years, with an automatic one-year extension unless Mr. Harris or ODEC gives written notice one year prior to the expiration of the agreement.  The agreement provides that he would receive an annual base salary of $775,000, effective as of January 1, 2020.  Salary adjustments shall be considered at each year end and shall be awarded at the discretion of the board of directors.  In addition to his annual compensation, Mr. Harris is eligible to participate in the Deferred Compensation Plan, and in 2020, ODEC made a contribution of $19,500 to the Deferred Compensation Plan for Mr. Harris.  The board of directors also may grant Mr. Harris an annual bonus at its discretion.  Mr. Harris is also entitled to participate in all benefit plans available to the employees of ODEC.

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

Based upon a hypothetical termination date of December 31, 2020, in addition to any benefits that he otherwise would have been entitled to receive including benefits under our 401(k) plan, pension plan, supplemental retirement plans, and any unused vacation, Mr. Harris would have been entitled to receive the following:

Cash severance	$775,000
Medical Insurance	22,302
Total	$797,302

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

Other Executive Officers

Based upon a hypothetical termination date of December 31, 2020, Mr. Rogers, Mr. Beam, Mr. Hern, and Mr. Johnson would only be entitled to the benefits accrued under the retirement plans in which they participate, and any unused vacation.  See “Plans” above and “Defined Benefit Plans” below for more information as to the benefits that would be paid under the retirement plans in which they participate.

Defined Benefit Plans

The following table lists the estimated values under the NRECA Retirement Security Plan, the Deferred Compensation Pension Restoration Plan, and the Executive Benefit Restoration Plan as of December 31, 2020.  As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits was limited to $285,000, effective January 1, 2020.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Year
Marcus M. Harris (1)	NRECA Retirement Security Plan	5.00	$256,205	$—
	Executive Benefit Restoration Plan	2.67	139,222	—

Bryan S. Rogers	NRECA Retirement Security Plan	23.33	1,309,296	—
	Executive Benefit Restoration Plan	23.33	42,340	—

D. Richard Beam	NRECA Retirement Security Plan	33.33	2,880,612	—
	Deferred Compensation Pension Restoration Plan	33.33	—	93,135

Micheal L. Hern (2)	NRECA Retirement Security Plan	0.42	35,429	—

Kirk D. Johnson (3)	NRECA Retirement Security Plan	18.00	1,103,708	—
	Executive Benefit Restoration Plan	1.92	33,759	—

(1)

Mr. Harris participated in the NRECA Retirement Security Plan with a former employer and earned 2.33 years of credited service with the former employer and earned 2.67 years of credited service with ODEC.

(2)	Mr. Hern became eligible to participate in the NRECA Retirement Security Plan in July 2020, after he completed his first 12 months of consecutive employment.
(3)

Mr. Johnson participated in the NRECA Retirement Security Plan with a former employer and earned 16.08 years of credited service with his former employer and earned 1.92 years of credited service with ODEC.

The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for social security or other offset amounts.  The participant’s annual pension at his or her normal retirement date, currently age 62, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service.  The multiplier was 1.7% commencing January 1, 1992.  The number of years of credited service is as of the end of the current year for each of the named executives.  The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum.  The lump sum amounts are calculated using the 30-year Treasury rate (2.28% for 2020) and the PPA three segment yield rates (2.04%, 3.09%, and 3.68% for 2020) and the required Internal Revenue Service mortality table for lump sum payments (Group Annuity Reserving 1994, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and PPA Retirement Plan 2000 at 2020 combined unisex 50%/50% mortality in combination with the PPA rates).  Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

The Executive Benefit Restoration Plan and the Deferred Compensation Pension Restoration Plan are intended to provide a supplemental benefit for employees who would have had a reduction in their pension benefit because of IRC limitations.  Because Mr. Beam has reached normal retirement, as long as Mr. Beam continues to work for us, he will continue to earn benefit credit and may elect to receive a payment of his pension restoration plan benefit.

Deferred Compensation Plan

In 2006, we adopted the Deferred Compensation Plan, a non-qualified plan, for the purposes of allowing participants to defer their compensation and providing supplemental deferred compensation within the statutory maximums permitted under IRC Section 457(b).  Our board of directors has determined that, beginning in 2019, employees with the title of Vice President and above may participate in this plan.  Currently, Mr. Harris is the only participant in this plan.  Under the Deferred Compensation Plan, annual deferrals cannot exceed the lesser of 100% of Mr. Harris’ annual compensation or $19,500 for 2020, adjusted by and subject to specified tax laws, during any year in which we are exempt from federal income taxation.  Amounts credited to Mr. Harris under the Deferred Compensation Plan will be credited with earnings or losses equal to those made by an investment in one or more funds of a specified regulated investment company designated by him.

The following table sets forth the non-qualified deferred compensation paid to our executive officers in 2020:

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Gains/(Losses) in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (2)
Marcus M. Harris	$—	$19,500	$20,923	$—	$166,219
Bryan S. Rogers	—	—	—	—	—
D. Richard Beam	—	—	—	—	—
Micheal L. Hern	—	—	—	—	—
Kirk D. Johnson	—	—	—	—	—
(1)	For Mr. Harris, includes a $19,500 ODEC contribution to the Deferred Compensation Plan, which is included in the Summary Compensation table in the “All Other Compensation” column.
(2)

For Mr. Harris, includes a balance of $74,486 which was transferred to ODEC from his former employer, and $32,104, which was previously reported as compensation to Mr. Harris in our Summary Compensation Table for fiscal years prior to fiscal year 2020.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”).  During 2020, our outside directors were compensated by a monthly retainer of $3,800 and were also paid for meetings and other official activities at a rate of $500 per day and $250 per partial day and for teleconferences, if such meetings or other official activities occurred outside the normal board of directors meeting dates.  All directors are entitled to be reimbursed for out-of-pocket expenses incurred in attending meetings and other official activities.  Our directors receive no other compensation from us.  We do not provide our directors pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options.  The following table sets forth the compensation we paid to our directors in 2020:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total
Paul H. Brown	$46,100	$46,100
John J. Burke, Jr.	45,850	45,850
Darlene H. Carpenter	47,100	47,100
Earl C. Currin, Jr.	46,100	46,100
E. Garrison Drummond	45,600	45,600
Chad N. Fowler	45,600	45,600
Hunter R. Greenlaw, Jr.	46,350	46,350
Bruce A. Henry	46,100	46,100
David J. Jones	46,350	46,350
Robbie F. Marchant	27,100	27,100
Suzanne S. Obenshain	19,750	19,750
Keith L. Swisher	46,350	46,350
	$508,350	$508,350

Compensation Committee Interlocks and Insider Participation

As described above, the executive committee of our board of directors establishes and the full board of directors approves all compensation and awards paid to our President and CEO.  Our board of directors has delegated to our President and CEO, the authority to establish and adjust compensation for all employees other than himself.  Other than the exception noted below, no member of our board of directors is or previously was an officer or employee of ODEC or is or has engaged in transactions with ODEC.  Mr. John C. Lee, Jr. was an employee of ODEC from 1992 to 2007 when he left his position as Vice President of Member and External Relations to become the President and CEO of Mecklenburg Electric Cooperative, one of our member distribution cooperatives.  All of our directors are employees or directors of our member distribution cooperatives.

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

CEO Pay Ratio

The annual total compensation of Mr. Marcus M. Harris, our President and CEO, was $999,685 in 2020.  Based on reasonable estimates, the median annual total compensation of all of our employees, excluding our President and CEO, was $205,153 for 2020.  Accordingly, for 2020, the ratio of the total compensation of our President and CEO to the median of the annual total compensation of all of our other employees was 4.9 to 1.

We identified our median employee based on salary earned in 2020 by each individual who was employed by us on November 15, 2020. We annualized the salary of all permanent employees who were not employed through the entire year.

Compensation Committee Report

The executive committee serves as the compensation committee of the board of directors and has reviewed and discussed with the management of ODEC the contents of the Compensation Discussion and Analysis section and, based on such review and discussion, has recommended to the board of directors its inclusion in this Annual Report on Form 10-K.

John C. Lee, Jr., Chair
E. Garrison Drummond
Jeffrey S. Edwards
Chad N. Fowler
Micheal E. Malandro
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

	2020	2019
Audit Fees (1)	$368,740	$358,000
Audit-Related Fees (2)	3,000	25,744
Tax Fees (3)	8,704	10,506
All Other Fees	—	—
Total	$380,444	$394,250

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

For fiscal years 2020 and 2019, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.

Audit Committee Preapproval Process for the Engagement of Auditors

All audit, tax, and other services to be performed by Ernst & Young LLP for us must be pre-approved by the Audit Committee.  The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services.  Pre-approval is granted usually at regularly scheduled meetings.  During 2020 and 2019, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Form 10-K.
1.	Financial Statements

See Index on page 43

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

*†10.19 Executive Benefit Restoration Plan effective April 9, 2019 (filed as exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2019, File No. 000-50039, on March 11, 2020).

*10.20 Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit 10.27 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992).

*10.21 Extension Agreement (filed as exhibit 10.21 to the Registrant’ Form 10-K for the year ended December 31, 2019, File No. 000-50039, on March 11, 2020).

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

Old Dominion Electric Cooperative Registrant

By:	/s/ Marcus M. Harris
Marcus M. Harris President and Chief Executive Officer

Date: March 16, 2021

Signature	Title

/s/ Marcus M. Harris	President and Chief Executive Officer (Principal executive officer)
Marcus M. Harris

/s/ Bryan S. Rogers	Senior Vice President and Chief Financial Officer
Bryan S. Rogers	(Principal financial officer)

/s/ Allyson B. Pittman	Vice President and Controller (Principal accounting officer)
Allyson B. Pittman

/s/ J. William Andrew, Jr.	Director
J. William Andrew, Jr.

/s/ Paul H. Brown	Director
Paul H. Brown

/s/ John J. Burke, Jr.	Director
John J. Burke, Jr.

/s/ Darlene H. Carpenter	Director
Darlene H. Carpenter

/s/ Earl C. Currin, Jr.	Director
Earl C. Currin, Jr.

/s/ E. Garrison Drummond	Director
E. Garrison Drummond

/s/ Jeffrey S. Edwards	Director
Jeffrey S. Edwards

/s/ Chad N. Fowler	Director
Chad N. Fowler

/s/ Hunter R. Greenlaw, Jr.	Director
Hunter R. Greenlaw, Jr.

/s/ Steven A. Harmon	Director
Steven A. Harmon

/s/ Bruce A. Henry	Director
Bruce A. Henry

/s/ John D. Hewa, Jr.	Director
John D. Hewa, Jr.

/s/ Bradley H. Hicks	Director
Bradley H. Hicks

/s/ David J. Jones	Director
David J. Jones

/s/ Michael J. Keyser	Director
Michael J. Keyser

/s/ John C. Lee, Jr.	Director
John C. Lee, Jr.

/s/ Cary J. Logan, Jr.	Director
Cary J. Logan, Jr.

/s/ Micheal E. Malandro	Director
Micheal E. Malandro

/s/ Suzanne S. Obenshain	Director
Suzanne S. Obenshain

/s/ Gregory S. Rogers	Director
Gregory S. Rogers

/s/ Keith L. Swisher	Director
Keith L. Swisher

/s/ Belvin Williamson, Jr.	Director
Belvin Williamson, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

ODEC does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2020.  Accordingly, ODEC will not file an annual report with the Securities and Exchange Commission.