Form 10-Q
period 2021-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2021-05-11
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC

ASU	Accounting Standards Update

Clover	Clover Power Station

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States

Louisa	Louisa Power Station

Marsh Run	Marsh Run Power Station

MWh	Megawatt hour(s)

North Anna	North Anna Nuclear Power Station

ODEC, We, Our, Us	Old Dominion Electric Cooperative

PJM	PJM Interconnection, LLC

RTO	Regional transmission organization

TEC	TEC Trading, Inc.

Wildcat Point	Wildcat Point Generation Facility

XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,537,293	$2,536,395
Less accumulated depreciation	(1,001,287)	(984,076)
Net Property, plant, and equipment	1,536,006	1,552,319
Nuclear fuel, at amortized cost	14,722	17,321
Construction work in progress	42,694	38,810
Net Electric Plant	1,593,422	1,608,450
Investments:
Nuclear decommissioning trust	250,290	242,337
Unrestricted investments and other	2,317	2,311
Total Investments	252,607	244,648
Current Assets:
Cash and cash equivalents	55,232	9,288
Accounts receivable	13,342	16,909
Accounts receivable–members	47,113	79,813
Fuel, materials, and supplies	62,502	61,273
Prepayments and other	3,650	5,598
Total Current Assets	181,839	172,881
Deferred Charges and Other Assets:
Regulatory assets	26,192	31,131
Other assets	8,998	10,534
Total Deferred Charges and Other Assets	35,190	41,665
Total Assets	$2,063,058	$2,067,644
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$456,310	$453,470
Non-controlling interest	5,848	5,853
Total Patronage capital and Non-controlling interest	462,158	459,323
Long-term debt	1,069,441	1,069,324
Total Capitalization	1,531,599	1,528,647
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	57,595	61,044
Accounts payable–members	60,599	70,546
Accrued expenses	21,157	6,292
Deferred energy	7,171	23,112
Total Current Liabilities	195,563	210,035
Deferred Credits and Other Liabilities:
Asset retirement obligations	180,548	179,133
Regulatory liabilities	152,941	142,724
Other liabilities	2,407	7,105
Total Deferred Credits and Other Liabilities	335,896	328,962
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,063,058	$2,067,644

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating Revenues	$191,117	$208,746
Operating Expenses:
Fuel	39,754	42,578
Purchased power	70,992	92,890
Transmission	31,626	33,916
Deferred energy	(15,940)	(25,135)
Operations and maintenance	16,436	13,742
Administrative and general	10,880	11,856
Depreciation and amortization	17,676	17,522
Amortization of regulatory asset/(liability), net	2,487	(790)
Accretion of asset retirement obligations	1,415	1,365
Taxes, other than income taxes	2,425	2,422
Total Operating Expenses	177,751	190,366
Operating Margin	13,366	18,380
Other income (expense), net	71	(57)
Investment income	3,406	350
Interest charges, net	(14,010)	(15,537)
Income taxes	2	(3)
Net Margin including Non-controlling interest	2,835	3,133
Non-controlling interest	5	(9)
Net Margin attributable to ODEC	2,840	3,124
Patronage Capital - Beginning of Period	453,470	441,311
Patronage Capital - End of Period	$456,310	$444,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$2,835	$3,133
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	17,676	17,522
Other non-cash charges	4,129	4,471
Change in current assets	36,986	37,332
Change in deferred energy	(15,940)	(25,135)
Change in current liabilities	2,981	53,259
Change in regulatory assets and liabilities	10,594	5,886
Change in deferred charges and other assets and deferred credits and other liabilities	(3,167)	(3,690)
Net Cash Provided by Operating Activities	56,094	92,778
Investing Activities:
Increase in other investments	(3,392)	(78)
Electric plant additions	(6,758)	(47,516)
Net Cash Used for Investing Activities	(10,150)	(47,594)
Financing Activities:
Debt issuance costs	—	(235)
Draws on revolving credit facility	—	349,225
Repayments on revolving credit facility	—	(166,425)
Net Cash Provided by Financing Activities	—	182,565
Net Change in Cash and Cash Equivalents and Restricted Cash and Cash Equivalents	45,944	227,749
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - Beginning of Period	9,288	27,699
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - End of Period	$55,232	$255,448

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2021, our consolidated results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020.  The consolidated results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.8 million as of March 31, 2021 and December 31, 2020.  The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

Our rates are set periodically by a formula that was accepted for filing by FERC and are not regulated by the public service commissions of the states in which our member distribution cooperatives operate.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$73,029	$73,029	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	177,261	—	—	—
Unrestricted investments and other (3)	172	—	172	—
Derivatives - gas and power (4)	5,145	4,531	526	88
Total Financial Assets	$255,607	$77,560	$698	$88

Derivatives - gas and power (4)	$1,409	$—	$1,409	$—
Total Financial Liabilities	$1,409	$—	$1,409	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$76,037	$76,037	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	166,300	—	—	—
Unrestricted investments and other (3)	166	—	166	—
Derivatives - gas and power (4)	3,478	1,582	480	1,416
Total Financial Assets	$245,981	$77,619	$646	$1,416

Derivatives - gas and power (4)	$6,406	$—	$6,406	$—
Total Financial Liabilities	$6,406	$—	$6,406	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 4—Investments below.
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
(4)

Derivatives - gas and power represent natural gas futures contracts and call option premiums (Level 1 and Level 2), and financial transmission rights (Level 3).  Level 1 are indexed against NYMEX.  Level 2 are valued by ACES using observable market inputs for similar transactions.  Level 3 are valued by ACES using unobservable market inputs, including situations where there is little market activity.  Sensitivity in the market price of financial transmission rights could impact the fair value.  For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.

3.	Derivatives and Hedging

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation.  In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk.  To manage this exposure, we utilize derivative instruments.  See Note 1 of the Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability.  The change in these accounts is included in the operating activities section of our Condensed Consolidated Statements of Cash Flows.

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of March 31,	As of December 31,
Commodity	Unit of Measure	2021	2020
Natural gas	MMBTU	46,440,000	55,630,000
Purchased power - financial transmission rights	MWh	7,109,024	6,922,373

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of March 31,	As of December 31,
	Balance Sheet Location	2021	2020
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$5,057	$2,062
Financial transmission rights	Other assets	88	1,416
Total derivatives in an asset position		$5,145	$3,478

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$1,409	$6,406
Total derivatives in a liability position		$1,409	$6,406

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three Months Ended March 31, 2021 and 2020

Amount of Gain
(Loss) Reclassified
Amount of Gain	Location of	from Regulatory
(Loss) Recognized	Gain (Loss)	Asset/Liability
in Regulatory	Reclassified	into Income for the
Derivatives	Asset/Liability for	from Regulatory	Three Months
Accounted for Utilizing	Derivatives as of	Asset/Liability	Ended
Regulatory Accounting	March 31,	into Income	March 31,
2021	2020	2021	2020
(in thousands)	(in thousands)
Natural gas futures contracts	$3,711	$(19,521)	Fuel	$(4,365)	$(21,466)
Purchased power	88	532	Purchased power	3,612	(3,585)
Total	$3,799	$(18,989)	$(753)	$(25,051)

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

4.	Investments

Investments were as follows as of March 31, 2021 and December 31, 2020:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
March 31, 2021
Nuclear decommissioning trust (1)
Debt securities	$68,197	$4,188	$—	$72,385	$72,385
Equity securities	92,567	84,694	—	177,261	177,261
Cash and other	644	—	—	644	644
Total Nuclear Decommissioning Trust	$161,408	$88,882	$—	$250,290	$250,290

Other
Equity securities	$132	$39	$—	$171	$171
Non-marketable equity investments	2,146	2,372	—	4,518	2,146
Total Other	$2,278	$2,411	$—	$4,689	$2,317
					$252,607

December 31, 2020
Nuclear decommissioning trust (1)
Debt securities	$66,727	$7,493	$—	$74,220	$74,220
Equity securities	89,472	76,828	—	166,300	166,300
Cash and other	1,817	—	—	1,817	1,817
Total Nuclear Decommissioning Trust	$158,016	$84,321	$—	$242,337	$242,337

Other
Equity securities	$132	$34	$—	$166	$166
Non-marketable equity investments	2,145	2,340	—	4,485	2,145
Total Other	$2,277	$2,374	$—	$4,651	$2,311
					$244,648

(1)

Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna.  See Note 3 of the Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.  Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or regulatory asset, respectively.

Contractual maturities of debt securities as of March 31, 2021, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$72,385	$—	$72,385
Total	$—	$—	$72,385	$—	$72,385

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of March 31, 2021 and December 31, 2020, we had no borrowings and had a $0.5 million letter of credit outstanding under this facility.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within our Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in our Condensed Consolidated Statements of Cash Flows:

	As of March 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$55,232	$231,128
Restricted cash and cash equivalents	—	24,320
Total	$55,232	$255,448

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

We sell excess purchased and generated energy to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  For the three months ended March 31, 2021 and 2020, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Member distribution cooperatives
Sales to member distribution cooperatives, excluding renewable energy credit sales	$184,734	$204,165
Renewable energy credit sales to member distribution cooperatives	9	—
Total sales to member distribution cooperatives	$184,743	$204,165

Non-members
Sales to non-members, excluding renewable energy credit sales	$6,191	$4,477
Renewable energy credit sales to non-members	183	104
Total sales to non-members	$6,374	$4,581

Total operating revenues	$191,117	$208,746

6.	New Accounting Pronouncements

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

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding matters that could have an impact on our business, financial condition, and future operations.  These statements, based on our expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors.  These risks, uncertainties, and other factors include, but are not limited to: general business conditions; demand for energy; federal and state legislative and regulatory actions, and legal and administrative proceedings; the impact of the COVID-19 pandemic on our business, financial condition, and future operations; changes in and compliance with environmental laws and regulations; general credit and capital market conditions; weather conditions; the cost of commodities used in our industry; disruption due to cybersecurity threats or incidents; and unanticipated changes in operating expenses and capital expenditures.  Our actual results may vary materially from those discussed in the forward-looking statements as a result of these and other factors.  Any forward-looking statement speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.

Critical Accounting Policies

As of March 31, 2021, there have been no significant changes in our critical accounting policies as disclosed in our 2020 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three months ended March 31, 2021, were primarily impacted by the decreases in our total energy rate, purchased power expense, and PJM’s economic dispatch of our generating facilities, and weather.

•

Total revenues from sales to our member distribution cooperatives decreased 9.5% for the three months ended March 31, 2021, as compared to the same period in 2020, as a result of the 8.2% and 10.8% decrease in energy revenues and demand revenues, respectively.  The decrease in energy revenues was primarily due to the 15.9% decrease in the total energy rate for the three months ended March 31, 2021, partially offset by the 9.2% increase in energy sales in MWh to our member distribution cooperatives.  The weather for the three months ended March 31, 2020 was mild and the weather for the three months ended March 31, 2021 was more typical weather and contributed to the increase in energy sales in MWh to our member distribution cooperatives.  The decrease in demand revenues was primarily due to the decrease in capacity-related purchased power expense.

•	Generation from our owned facilities decreased 10.4%, primarily due to PJM’s economic dispatch of our generating facilities.
•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased 23.6%, due to the decrease in purchased energy and capacity costs.  Purchased energy costs decreased 16.9%, due to the 30.9% decrease in the average cost of purchased energy, partially offset by the 20.4% increase in the volume of purchased energy, primarily as a result of decreased generation from our owned facilities.  Purchased capacity costs decreased 75.7% due to the decrease in costs to meet our PJM capacity obligation.

We believe our results for the three months ended March 31, 2021 were not materially impacted by the COVID-19 pandemic.  We believe that other factors described above, such as decreases in our total energy rate, purchased power expense, and PJM’s economic dispatch of our generating facilities, and the impact of weather, were the primary drivers of our results for the three months ended March 31, 2021.  We continue to closely monitor how the pandemic will affect our operations, results of operations, financial condition, and cash flows, and have taken certain actions as a result of the pandemic.  See “Factors Affecting Results—COVID-19 Pandemic” below for a more detailed discussion.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Margin Stabilization adjustment	$8,754	$635

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 of our 2020 Annual Report on Form 10-K.

COVID-19 Pandemic

Impact on Results of Operations and Financial Condition

For the three months ended March 31, 2021, we do not believe there was a material impact attributable to the COVID-19 pandemic on our financial condition, results of operations, or cash flows.

Our total revenues decreased $17.6 million, or 8.4%, as compared to the same period in the prior year.  The decrease was primarily due to the 15.9% decrease in our total energy rate to our member distribution cooperatives, effective January 1, 2021, partially offset by more typical weather in the first quarter of 2021 as compared to the mild weather in the first quarter of 2020.

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  We supply power requirements (energy and demand) to our eleven member distribution cooperatives subject to substantially identical wholesale power contracts with each of them.  We sell excess power and renewable energy credits to non-members at prevailing market prices as control is transferred.  For the three months ended March 31, 2021, energy sales in MWh to our member distribution cooperatives increased 9.2% as compared to the same period in the prior year.  We believe a significant portion of the increase relates to weather.

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

The formula rate provides for the recovery of costs, margin requirement, and any additional equity contributions approved by our board of directors, from our member distribution cooperatives.  See “—Formula Rate” above.  We operate on a cost plus specified margin basis; therefore, our net margin is not a function of total revenues.  Our margin requirement is equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors.  We bill our member distribution cooperatives monthly, and each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract.  To date, our member distribution cooperatives’ ability to pay their invoices to us has not been impacted.  However, our member distribution cooperatives’ ability to pay their invoices to us may be impacted by certain factors including high unemployment rates, government actions protecting customers from the disconnection of utilities, and increased commercial or industrial closures/bankruptcies.  Under an existing program, our member distribution cooperatives have the option to prepay their invoices from us or to extend payment of their invoices for 60 days.  As of March 31, 2021, prepayments totaled $51.8 million and extensions totaled $1.3 million.

We increased our cash and cash equivalents balance to $231.1 million as of March 31, 2020, by borrowing funds under our revolving credit facility due to uncertainties associated with the COVID-19 pandemic.  As of March 31, 2021, we had no borrowings outstanding under our revolving credit facility and had a cash and cash equivalents balance of $55.2 million.

Workforce Considerations

ODEC is considered an essential service provider and due to the COVID-19 pandemic, we adjusted the schedules of our workforce for March through June 2020 at our owned generating facilities that we operate, specifically Wildcat Point, Louisa, and Marsh Run.  Although we have transitioned back to pre-pandemic schedules at our generating facilities, we have an ongoing contingency plan for staffing at these facilities.  We have developed and implemented procedures to protect our employees from potential exposure to COVID-19 at our facilities, including daily temperature checks, personal protection equipment, and social distancing.  Beginning in mid-March 2020, the majority of our headquarters personnel began telecommuting with no disruption in business operations.  We currently anticipate that our headquarters personnel will return to the office during the second and third quarters of 2021.

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

The heating and cooling degree days for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020	Change
Heating degree days	1,958	1,509	29.8%
Cooling degree days	—	—	—

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021		2020
	(in MWh and percentages)
Generated:
Wildcat Point	534,036	16.1%	910,835	29.1%
North Anna	436,693	13.2	491,914	15.7
Clover	185,594	5.6	64,652	2.0
Louisa	71,077	2.1	6,681	0.2
Marsh Run	104,727	3.2	12,810	0.4
Distributed Generation	451	—	213	—
Total Generated	1,332,578	40.2	1,487,105	47.4
Purchased:
Other than renewable:
Long-term and short-term	935,169	28.2	703,260	22.5
Spot market	810,898	24.5	705,785	22.5
Total Other than renewable	1,746,067	52.7	1,409,045	45.0
Renewable (1)	237,028	7.1	238,068	7.6
Total Purchased	1,983,095	59.8	1,647,113	52.6
Total Available Energy	3,315,673	100.0%	3,134,218	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch direction of PJM.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2020 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three months ended March 31, 2021 and 2020, was as follows:

	Three Months Ended March 31,
	2021	2020
Wildcat Point	99.5%	92.6%
North Anna	90.0	100.0
Clover	83.9	71.4
Louisa	98.7	97.4
Marsh Run	99.6	100.0

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three months ended March 31, 2021 and 2020, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended March 31,
	2021	2020
Wildcat Point	25.0%	64.4%
North Anna	92.2	102.7
Clover	20.1	7.0

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$90,834	$98,921
Renewable energy credits	9	—
Demand revenues	93,900	105,244
Total revenues from sales to member distribution cooperatives	184,743	204,165
Non-members:
Energy revenues	6,191	4,477
Renewable energy credits	183	104
Total revenues from sales to non-members	6,374	4,581
Total operating revenues	$191,117	$208,746

Energy sales to:	(in MWh)
Member distribution cooperatives	3,136,512	2,873,392
Non-members	161,000	236,959
Total energy sales	3,297,512	3,110,351

Average cost of energy to member distribution cooperatives (per MWh)	$28.96	$34.43
Average total cost to member distribution cooperatives (per MWh)	$58.90	$71.05

Member Distribution Cooperatives

For the three months ended March 31, 2021, total revenues from sales to our member distribution cooperatives decreased $19.4 million, or 9.5%, as compared to the same period in 2020.  Energy revenues decreased $8.1 million, or 8.2%, primarily due to the 15.9% decrease in the average cost of energy for the three months ended March 31, 2021, partially offset by the 9.2% increase in energy sales in MWh to our member distribution cooperatives.  Demand revenues decreased $11.3 million, or 10.8%, substantially due to the decrease in capacity-related purchased power expense.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2020	(16.2)
January 1, 2021	(15.9)

Operating Expenses

The following is a summary of the components of our operating expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fuel	$39,754	$42,578
Purchased power	70,992	92,890
Transmission	31,626	33,916
Deferred energy	(15,940)	(25,135)
Operations and maintenance	16,436	13,742
Administrative and general	10,880	11,856
Depreciation and amortization	17,676	17,522
Amortization of regulatory asset/(liability), net	2,487	(790)
Accretion of asset retirement obligations	1,415	1,365
Taxes, other than income taxes	2,425	2,422
Total Operating Expenses	$177,751	$190,366

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

Total operating expenses decreased $12.6 million, or 6.6%, for the three months ended March 31, 2021, as compared to the same period in 2020, primarily as a result of the decrease in purchased power expense, partially offset by the increase in deferred energy expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $21.9 million, or 23.6%, primarily due to the decrease in purchased energy costs.  Purchased energy costs decreased $13.9 million, or 16.9%, due to the 30.9% decrease in the average cost of purchased energy.  This decrease was partially offset by the 20.4% increase in the volume of purchased energy, primarily as a result of decreased generation from our owned facilities related to PJM’s economic dispatch. The decrease in the average cost of purchased energy was partially due to the expiration of a long-term purchased power contract on May 31, 2020, which was replaced by lower cost purchased energy.  Purchased capacity costs decreased $8.0 million, or 75.7%, due to the decrease in costs to meet our PJM capacity obligation.

•

Deferred energy expense, which represents the difference between energy revenues and energy expenses, increased $9.2 million for the three months ended March 31, 2021.  For the three months ended March 31, 2021 and 2020, we under-collected $15.9 million and $25.1 million, respectively.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2020 Annual Report on Form 10-K.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuance of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Interest on long-term debt	$(13,973)	$(14,501)
Interest on revolving credit facility	(95)	(961)
Other interest	(130)	(158)
Total interest charges	(14,198)	(15,620)
Allowance for borrowed funds used during construction	188	83
Interest charges, net	$(14,010)	$(15,537)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three months ended March 31, 2021, as compared to the same period in 2020.

Financial Condition

The principal changes in our financial condition from December 31, 2020 to March 31, 2021, were caused by decreases in accounts receivable–members, deferred energy, and accounts payable–members; and increases in accrued expenses and regulatory liabilities.

•

Accounts receivable–members decreased $32.7 million due to the $27.5 million decrease in wholesale power invoices for March 2021 as compared to December 2020 and the $5.2 million decrease in member distribution cooperatives’ extended payment balances.

•

Deferred energy decreased $15.9 million as a result of the under-collection of our energy costs in 2021.  The deferred energy balance was an over-collection of $23.1 million and $7.2 million as of December 31, 2020, and March 31, 2021, respectively.

•

Accounts payable–members decreased $9.9 million due to the $5.4 million decrease in member prepayments and the $4.5 million decrease in the amounts owed to our member distribution cooperatives under Margin Stabilization.

•	Accrued expenses increased $14.9 million due to accrued interest on long-term debt and accrued property taxes.
•	Regulatory liabilities increased $10.2 million primarily due to increases in the unrealized gains on the North Anna nuclear decommissioning fund and derivatives.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first three months of 2021 and 2020, our operating activities provided cash flows of $56.1 million and $92.8 million, respectively.  Operating activities in 2021 were primarily impacted by the $37.0 million change in current assets, the $15.9 million change in deferred energy, and the $10.6 million change in regulatory assets and liabilities.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of March 31, 2021 and December 31, 2020, we had no borrowings and had a $0.5 million letter of credit outstanding under this facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2021.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely matter.  We have established a Disclosure Assessment Committee comprised of members of our senior and middle management to assist in this evaluation.

There have been no material changes in our internal controls over financial reporting or in other factors that could significantly affect such controls during the past fiscal quarter.  We have not identified any adverse impact on our internal controls over financial reporting despite the majority of our headquarters personnel telecommuting due to the COVID-19 pandemic.  The design of our processes and controls allows for remote execution with accessibility to secure data.  We are continually monitoring and assessing the COVID-19 pandemic to minimize the impact, if any, on the design and operating effectiveness of our internal controls.

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

We are pursuing recovery as a separate breach of an oral contract claim in the Circuit Court for the County of Henrico in the Commonwealth of Virginia.  In 2019, PJM removed the matter to United States District Court for the Eastern District of Virginia and filed a motion to dismiss, and we filed a motion to remand the matter to state court.  In 2020, the court granted PJM’s motion to dismiss and denied our motion to remand the matter to state court.  We filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit and oral arguments have been tentatively scheduled for September 2021.  We have not recorded a receivable related to this matter.

Other Matters

Other than the issues discussed above and certain other legal proceedings arising out of the ordinary course of business that management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form 10-K, which could affect our business, results of operations, financial condition, and cash flows.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition, and cash flows.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 11, 2021	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)