Form 10-Q
period 2021-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2021-08-11
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC

ASU	Accounting Standards Update

Clover	Clover Power Station

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States

Louisa	Louisa Power Station

Marsh Run	Marsh Run Power Station

MMBTU	One Million British Thermal Units

MWh	Megawatt hour(s)

North Anna	North Anna Nuclear Power Station

ODEC, We, Our, Us	Old Dominion Electric Cooperative

PJM	PJM Interconnection, LLC

RTO	Regional transmission organization

TEC	TEC Trading, Inc.

Wildcat Point	Wildcat Point Generation Facility

XBRL	Extensible Business Reporting Language

                                                                                                                                                                                                                                                                     OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,542,786	$2,536,395
Less accumulated depreciation	(1,018,402)	(984,076)
Net Property, plant, and equipment	1,524,384	1,552,319
Nuclear fuel, at amortized cost	20,285	17,321
Construction work in progress	35,167	38,810
Net Electric Plant	1,579,836	1,608,450
Investments:
Nuclear decommissioning trust	264,586	242,337
Unrestricted investments and other	2,325	2,311
Total Investments	266,911	244,648
Current Assets:
Cash and cash equivalents	58,599	9,288
Accounts receivable	18,949	16,909
Accounts receivable–members	62,543	79,813
Fuel, materials, and supplies	68,846	61,273
Prepayments and other	4,141	5,598
Total Current Assets	213,078	172,881
Deferred Charges and Other Assets:
Regulatory assets	24,878	31,131
Other assets	16,591	10,534
Total Deferred Charges and Other Assets	41,469	41,665
Total Assets	$2,101,294	$2,067,644
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$459,139	$453,470
Non-controlling interest	5,841	5,853
Total Patronage capital and Non-controlling interest	464,980	459,323
Long-term debt	1,069,561	1,069,324
Total Capitalization	1,534,541	1,528,647
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	63,307	61,044
Accounts payable–members	47,737	70,546
Accrued expenses	7,744	6,292
Deferred energy	12,216	23,112
Total Current Liabilities	180,045	210,035
Deferred Credits and Other Liabilities:
Asset retirement obligations	181,964	179,133
Regulatory liabilities	201,479	142,724
Other liabilities	3,265	7,105
Total Deferred Credits and Other Liabilities	386,708	328,962
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,101,294	$2,067,644

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating Revenues	$181,484	$189,562	$372,601	$398,308
Operating Expenses:
Fuel	26,434	22,806	66,188	65,384
Purchased power	45,679	60,145	116,671	153,035
Transmission	32,242	33,006	63,868	66,922
Deferred energy	5,045	8,092	(10,895)	(17,043)
Operations and maintenance	24,119	16,292	40,555	30,034
Administrative and general	10,640	10,308	21,520	22,164
Depreciation and amortization	17,555	17,502	35,231	35,024
Amortization of regulatory asset/(liability), net	1,726	(61)	4,213	(851)
Accretion of asset retirement obligations	1,415	1,365	2,830	2,730
Taxes, other than income taxes	2,469	2,427	4,894	4,849
Total Operating Expenses	167,324	171,882	345,075	362,248
Operating Margin	14,160	17,680	27,526	36,060
Other income (expense), net	(41)	(3)	30	(60)
Investment income	2,635	902	6,041	1,252
Interest charges, net	(13,934)	(15,455)	(27,944)	(30,992)
Income taxes	2	(3)	4	(6)
Net Margin including Non-controlling interest	2,822	3,121	5,657	6,254
Non-controlling interest	7	(7)	12	(16)
Net Margin attributable to ODEC	2,829	3,114	5,669	6,238
Patronage Capital - Beginning of Period	456,310	444,435	453,470	441,311
Patronage Capital - End of Period	$459,139	$447,549	$459,139	$447,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$5,657	$6,254
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	35,231	35,024
Other non-cash charges	8,024	8,743
Change in current assets	9,114	11,721
Change in deferred energy	(10,895)	(17,043)
Change in current liabilities	(16,953)	13,943
Change in regulatory assets and liabilities	48,780	12,927
Change in deferred charges and other assets and deferred credits and other liabilities	(9,909)	(4,594)
Net Cash Provided by Operating Activities	69,049	66,975
Investing Activities:
Proceeds from sale of held to maturity securities	—	2,875
Increase in other investments	(6,023)	(886)
Electric plant additions	(13,715)	(61,965)
Net Cash Used for Investing Activities	(19,738)	(59,976)
Financing Activities:
Debt issuance costs	—	(235)
Draws on revolving credit facility	—	349,225
Repayments on revolving credit facility	—	(316,425)
Net Cash Provided by Financing Activities	—	32,565
Net Change in Cash and Cash Equivalents and Restricted Cash and Cash Equivalents	49,311	39,564
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - Beginning of Period	9,288	27,699
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents - End of Period	$58,599	$67,263

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2021, our consolidated results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020.  The consolidated results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.8 million as of June 30, 2021 and December 31, 2020.  The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$74,570	$74,570	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	190,015	—	—	—
Unrestricted investments and other (3)	179	—	179	—
Derivatives - gas and power (4)	37,003	30,942	3,689	2,372
Total Financial Assets	$301,767	$105,512	$3,868	$2,372

Derivatives - gas and power (4)	$2,005	$—	$2,005	$—
Total Financial Liabilities	$2,005	$—	$2,005	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$76,037	$76,037	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	166,300	—	—	—
Unrestricted investments and other (3)	166	—	166	—
Derivatives - gas and power (4)	3,478	1,582	480	1,416
Total Financial Assets	$245,981	$77,619	$646	$1,416

Derivatives - gas and power (4)	$6,406	$—	$6,406	$—
Total Financial Liabilities	$6,406	$—	$6,406	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 4—Investments below.
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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of June 30,	As of December 31,
Commodity	Unit of Measure	2021	2020
Natural gas	MMBTU	61,310,000	55,630,000
Purchased power - financial transmission rights	MWh	10,665,893	6,922,373

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of June 30,	As of December 31,
	Balance Sheet Location	2021	2020
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$34,631	$2,062
Financial transmission rights	Other assets	2,372	1,416
Total derivatives in an asset position		$37,003	$3,478

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$2,005	$6,406
Total derivatives in a liability position		$2,005	$6,406

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Six Months Ended June 30, 2021 and 2020

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Six Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	June 30,		into Income	June 30,		June 30,
	2021	2020		2021	2020	2021	2020
	(in thousands)			(in thousands)
Natural gas futures contracts	$37,203	$(12,638)	Fuel	$1,333	$(5,726)	$(3,033)	$(27,192)
Purchased power	2,372	68	Purchased power	839	(898)	4,451	(4,482)
Total	$39,575	$(12,570)		$2,172	$(6,624)	$1,418	$(31,674)

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

4.	Investments

Investments were as follows as of June 30, 2021 and December 31, 2020:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
June 30, 2021
Nuclear decommissioning trust (1)
Debt securities	$68,794	$5,189	$—	$73,983	$73,983
Equity securities	94,656	95,359	—	190,015	190,015
Cash and other	588	—	—	588	588
Total Nuclear Decommissioning Trust	$164,038	$100,548	$—	$264,586	$264,586

Other
Equity securities	$132	$47	$—	$179	$179
Non-marketable equity investments	2,146	2,410	—	4,556	2,146
Total Other	$2,278	$2,457	$—	$4,735	$2,325
					$266,911

December 31, 2020
Nuclear decommissioning trust (1)
Debt securities	$66,727	$7,493	$—	$74,220	$74,220
Equity securities	89,472	76,828	—	166,300	166,300
Cash and other	1,817	—	—	1,817	1,817
Total Nuclear Decommissioning Trust	$158,016	$84,321	$—	$242,337	$242,337

Other
Equity securities	$132	$34	$—	$166	$166
Non-marketable equity investments	2,145	2,340	—	4,485	2,145
Total Other	$2,277	$2,374	$—	$4,651	$2,311
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

Contractual maturities of debt securities as of June 30, 2021, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$73,983	$—	$73,983
Total	$—	$—	$73,983	$—	$73,983

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of June 30, 2021 and December 31, 2020, we had no borrowings and had a $0.5 million letter of credit outstanding under this facility.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within our Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in our Condensed Consolidated Statements of Cash Flows:

	As of June 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$58,599	$42,914
Restricted cash and cash equivalents	—	24,349
Total	$58,599	$67,263

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

We sell excess purchased and generated energy to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  For the three and six months ended June 30, 2021 and 2020, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$70,220	$80,372	$161,054	$179,293
Renewable energy credits	8	13	17	13
Demand revenues	102,477	103,491	196,377	208,735
Total revenues from sales to member distribution cooperatives	172,705	183,876	357,448	388,041
Non-members:
Energy revenues	6,398	5,665	12,589	10,142
Renewable energy credits	2,381	—	2,564	104
Demand revenues	—	21	—	21
Total revenues from sales to non-members	8,779	5,686	15,153	10,267
Total operating revenues	$181,484	$189,562	$372,601	$398,308

6.	New Accounting Pronouncements

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

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding matters that could have an impact on our business, financial condition, and future operations.  These statements, based on our expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors.  These risks, uncertainties, and other factors include, but are not limited to: general business conditions; demand for energy; federal and state legislative and regulatory actions, and legal and administrative proceedings; the impact of the ongoing COVID-19 pandemic on our business, financial condition, and future operations; changes in and compliance with environmental laws and regulations; general credit and capital market conditions; weather conditions; the cost of commodities used in our industry; disruption due to cybersecurity threats or incidents; and unanticipated changes in operating expenses and capital expenditures.  Our actual results may vary materially from those discussed in the forward-looking statements as a result of these and other factors.  Any forward-looking statement speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.

Critical Accounting Policies

As of June 30, 2021, there have been no significant changes in our critical accounting policies as disclosed in our 2020 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and six months ended June 30, 2021, as compared to the same periods in 2020, were primarily impacted by the decreases in our total energy rate to our member distribution cooperatives and purchased power expense, the increase in operations and maintenance expense, and differences in weather.

•

Total revenues from sales to our member distribution cooperatives decreased 6.1% and 7.9%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020.  Energy revenues decreased 12.6% and 10.2%, respectively, primarily due to the 15.9% decrease in our total energy rate to our member distribution cooperatives effective January 1, 2021, partially offset by the 3.8% and 6.8% increase in energy sales in MWh to our member distribution cooperatives, respectively.  The weather for the three and six months ended June 30, 2020, was mild, and the weather for the three and six months ended June 30, 2021, was more typical and contributed to the increase in energy sales in MWh to our member distribution cooperatives.  Demand revenues were relatively flat for the three months ended June 30, 2021, and decreased 5.9% for the six months ended June 30, 2021, primarily due to the decrease in capacity-related purchased power expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased 24.1% and 23.8%, respectively, due to the decrease in purchased energy and capacity costs.  Purchased energy costs decreased 19.0% and 17.7%, respectively, due to the 13.6% and 23.8% decrease in the average cost of purchased energy, respectively.  For the three months ended June 30, 2021, the decrease was also impacted by the 6.2% decrease in the volume of purchased energy, and for the six months ended June 30, 2021, the decrease was partially offset by the 8.0% increase in the volume of purchased energy.  Purchased capacity costs decreased 56.0% and 67.1%, respectively, due to the decrease in costs to meet our PJM capacity obligation.

•	Operations and maintenance expense increased 48.0% and 35.0%, respectively, primarily due to costs related to scheduled outages at our owned facilities.

We believe our results for the three and six months ended June 30, 2021, were not materially impacted by the COVID-19 pandemic.  We believe that other factors described above, such as decreases in our total energy rate to our member distribution cooperatives and purchased power expense, and the impact of weather, were the primary drivers of our results for the three and six months ended June 30, 2021.  We continue to closely monitor how the pandemic will affect our operations, results of operations, financial condition, and cash flows, and have taken certain actions as a result of the pandemic.  See “Factors Affecting Results—COVID-19 Pandemic” below for a more detailed discussion.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three and six months ended June 30, 2021, and to increase revenues for the three and six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Margin Stabilization adjustment	$116	$(7,642)	$8,870	$(7,007)

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 of our 2020 Annual Report on Form 10-K.

COVID-19 Pandemic

Impact on Results of Operations and Financial Condition

For the three and six months ended June 30, 2021, we do not believe there was a material impact attributable to the COVID-19 pandemic on our financial condition, results of operations, or cash flows.

Our total revenues decreased $8.1 million, or 4.3%, and $25.7 million, or 6.5%, respectively, as compared to the same periods in the prior year.  The decrease was primarily due to the 15.9% decrease in our total energy rate to our member distribution cooperatives, effective January 1, 2021, partially offset by more typical weather in the first half of 2021 as compared to the mild weather in the first half of 2020.

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  We supply power requirements (energy and demand) to our eleven member distribution cooperatives subject to substantially identical wholesale power contracts with each of them.  We sell excess power and renewable energy credits to non-members at prevailing market prices as control is transferred.  For the three and six months ended June 30, 2021, energy sales in MWh to our member distribution cooperatives increased 3.8% and 6.8%, respectively, as compared to the same periods in the prior year.  We believe a significant portion of the increase relates to differences in weather.

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

The formula rate provides for the recovery of costs, margin requirement, and any additional equity contributions approved by our board of directors, from our member distribution cooperatives.  See “—Formula Rate” above.  We operate on a cost plus specified margin basis; therefore, our net margin is not a function of total revenues.  Our margin requirement is equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors.  We bill our member distribution cooperatives monthly, and each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract.  To date, our member distribution cooperatives’ ability to pay their invoices to us has not been impacted.  However, our member distribution cooperatives’ ability to pay their invoices to us may be impacted by certain factors including high unemployment rates, government actions protecting customers from the disconnection of utilities, and increased commercial or industrial closures/bankruptcies.  Under an existing program, our member distribution cooperatives have the option to prepay their invoices from us or to extend payment of their invoices for 60 days.  As of June 30, 2021, prepayments totaled $38.8 million and extensions totaled $1.2 million.

We increased our cash and cash equivalents balance to $231.1 million as of March 31, 2020, by borrowing funds under our revolving credit facility due to uncertainties associated with the COVID-19 pandemic.  As of June 30, 2021, we had no borrowings outstanding under our revolving credit facility and had a cash and cash equivalents balance of $58.6 million.

Workforce Considerations

ODEC is considered an essential service provider and due to the COVID-19 pandemic, we adjusted the schedules of our workforce for March through June 2020 at our owned generating facilities that we operate, specifically Wildcat Point, Louisa, and Marsh Run.  Although we have transitioned back to pre-pandemic schedules at our generating facilities, we have an ongoing contingency plan for staffing at these facilities.  We have developed and implemented procedures to protect our employees from potential exposure to COVID-19 at our facilities, including daily temperature checks, personal protection equipment, and social distancing.  Beginning in mid-March 2020, the majority of our headquarters personnel began telecommuting with no disruption in business operations.  A portion of our headquarters personnel returned to the office during the second quarter of 2021, and we currently anticipate that the remaining headquarters personnel will return to the office during the third quarter of 2021.

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

Ongoing Considerations

We are continuing to monitor ways in which the ongoing impact of the COVID-19 pandemic could affect our operations, results of operations, financial condition, and cash flows.  The extent to which the pandemic will impact us is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic and the actions taken in response.

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

The heating and cooling degree days for the three and six months ended June 30, 2021, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Heating degree days	126	205	(38.5)%	2,084	1,714	21.6%
Cooling degree days	306	285	7.4	306	285	7.4

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	(in MWh and percentages)
Generated:
Wildcat Point	618,786	23.3%	584,733	21.9%	1,152,822	19.3%	1,495,568	25.8%
North Anna	388,596	14.7	458,477	17.2	825,289	13.8	950,391	16.4
Clover	31,714	1.2	68,829	2.6	217,308	3.7	133,481	2.3
Louisa	127,572	4.8	41,253	1.5	198,649	3.3	47,934	0.8
Marsh Run	132,605	5.0	71,066	2.7	237,332	4.0	83,876	1.4
Distributed Generation	672	—	430	—	1,123	—	643	—
Total Generated	1,299,945	49.0	1,224,788	45.9	2,632,523	44.1	2,711,893	46.7
Purchased:
Other than renewable:
Long-term and short-term	695,400	26.2	706,937	26.5	1,630,569	27.3	1,410,197	24.3
Spot market	493,526	18.6	538,888	20.2	1,304,424	21.9	1,244,673	21.5
Total Other than renewable	1,188,926	44.8	1,245,825	46.7	2,934,993	49.2	2,654,870	45.8
Renewable (1)	163,726	6.2	196,767	7.4	400,754	6.7	434,835	7.5
Total Purchased	1,352,652	51.0	1,442,592	54.1	3,335,747	55.9	3,089,705	53.3
Total Available Energy	2,652,597	100.0%	2,667,380	100.0%	5,968,270	100.0%	5,801,598	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch direction of PJM.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2020 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three and six months ended June 30, 2021 and 2020, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Wildcat Point	63.7%	80.5%	81.5%	87.8%
North Anna	80.6	94.3	85.2	97.2
Clover	74.3	45.2	79.0	58.3
Louisa	90.4	93.5	94.6	95.4
Marsh Run	90.9	86.6	95.2	93.3

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and six months ended June 30, 2021 and 2020, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Wildcat Point	28.8%	27.1%	26.9%	34.8%
North Anna	81.1	95.6	86.6	99.2
Clover	3.5	7.4	11.7	7.2

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues and energy sales in MWh by type of purchaser for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$70,220	$80,372	$161,054	$179,293
Renewable energy credits	8	13	17	13
Demand revenues	102,477	103,491	196,377	208,735
Total revenues from sales to member distribution cooperatives	172,705	183,876	357,448	388,041
Non-members:
Energy revenues	6,398	5,665	12,589	10,142
Renewable energy credits	2,381	—	2,564	104
Demand revenues	—	21	—	21
Total revenues from sales to non-members	8,779	5,686	15,153	10,267
Total operating revenues	$181,484	$189,562	$372,601	$398,308

Energy sales to:	(in MWh)
Member distribution cooperatives	2,425,563	2,335,722	5,562,075	5,209,114
Non-members	207,578	315,182	368,578	552,141
Total energy sales	2,633,141	2,650,904	5,930,653	5,761,255

Average cost of energy to member distribution cooperatives (per MWh)	$28.95	$34.41	$28.96	$34.42
Average total cost to member distribution cooperatives (per MWh)	$71.20	$78.72	$64.27	$74.49

Member Distribution Cooperatives

For the three and six months ended June 30, 2021, total revenues from sales to our member distribution cooperatives decreased $11.2 million, or 6.1%, and $30.6 million, or 7.9%, respectively, as compared to the same periods in 2020.  Energy revenues decreased $10.2 million, or 12.6%, and $18.2 million, or 10.2%, respectively, primarily due to the 15.9% decrease in our total energy rate, effective January 1, 2021, partially offset by the 3.8% and 6.8% increase in energy sales in MWh, respectively.  The weather for the three and six months ended June 30, 2020, was mild, and the weather for the three and six months ended June 30, 2021, was more typical and contributed to the increase in energy sales in MWh to our member distribution cooperatives.  Demand revenues were relatively flat for the three months ended June 30, 2021, and decreased $12.4 million, or 5.9%, for the six months ended June 30, 2021, primarily due to the decrease in capacity-related purchased power expense.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2020	(16.2)
January 1, 2021	(15.9)

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fuel	$26,434	$22,806	$66,188	$65,384
Purchased power	45,679	60,145	116,671	153,035
Transmission	32,242	33,006	63,868	66,922
Deferred energy	5,045	8,092	(10,895)	(17,043)
Operations and maintenance	24,119	16,292	40,555	30,034
Administrative and general	10,640	10,308	21,520	22,164
Depreciation and amortization	17,555	17,502	35,231	35,024
Amortization of regulatory asset/(liability), net	1,726	(61)	4,213	(851)
Accretion of asset retirement obligations	1,415	1,365	2,830	2,730
Taxes, other than income taxes	2,469	2,427	4,894	4,849
Total Operating Expenses	$167,324	$171,882	$345,075	$362,248

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

Total operating expenses decreased $4.6 million, or 2.7%, and $17.2 million, or 4.7%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, primarily due to the decrease in purchased power expense, partially offset by the increase in operations and maintenance expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $14.5 million, or 24.1%, and $36.4 million, or 23.8%, respectively, primarily due to the decrease in purchased energy costs.  Purchased energy costs decreased $9.9 million, or 19.0%, and $23.8 million, or 17.7%, respectively, primarily due to the 13.6% and 23.8% decrease in the average cost of purchased energy, respectively.  For the three months ended June 30, 2021, the decrease was also impacted by the 6.2% decrease in the volume of purchased energy, and for the six months ended June 30, 2021, the decrease was partially offset by the 8.0% increase in the volume of purchased energy.  The decrease in the average cost of purchased energy was partially due to the expiration of a long-term purchased power contract on May 31, 2020, which was replaced by lower cost purchased energy.  Purchased capacity costs decreased $4.6 million, or 56.0%, and $12.6 million, or 67.1%, respectively, due to the decrease in costs to meet our PJM capacity obligation.

•	Operations and maintenance expense increased $7.8 million, or 48.0%, and $10.5 million, or 35.0%, respectively, primarily due to costs related to scheduled outages at our owned facilities.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Interest on long-term debt	$(13,989)	$(14,500)	$(27,962)	$(29,001)
Interest on revolving credit facility	(111)	(723)	(206)	(1,684)
Other interest	(46)	(348)	(176)	(506)
Total interest charges	(14,146)	(15,571)	(28,344)	(31,191)
Allowance for borrowed funds used during construction	212	116	400	199
Interest charges, net	$(13,934)	$(15,455)	$(27,944)	$(30,992)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and six months ended June 30, 2021, as compared to the same periods in 2020.

Financial Condition

The principal changes in our financial condition from December 31, 2020 to June 30, 2021, were caused by increases in regulatory liabilities and nuclear decommissioning trust; and decreases in accounts payable–members, accounts receivable–members, and deferred energy.

•	Regulatory liabilities increased $58.8 million primarily due to increases in derivatives and the unrealized gains on the North Anna nuclear decommissioning trust.
•	Nuclear decommissioning trust increased $22.2 million due to the $16.2 million unrealized gain and $6.0 million of earnings.
•

Accounts payable–members decreased $22.8 million due to the $18.4 million decrease in member prepayments and the $4.4 million decrease in the amounts owed to our member distribution cooperatives under Margin Stabilization.

•

Accounts receivable–members decreased $17.3 million due to the $12.0 million decrease in wholesale power invoices for June 2021 as compared to December 2020 and the $5.3 million decrease in member distribution cooperatives’ extended payment balances.

•

Deferred energy decreased $10.9 million as a result of the under-collection of our energy costs in 2021.  The deferred energy balance was an over-collection of $23.1 million and $12.2 million as of December 31, 2020, and June 30, 2021, respectively.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first six months of 2021 and 2020, our operating activities provided cash flows of $69.0 million and $67.0 million, respectively.  Operating activities in 2021 were primarily impacted by the $48.8 million change in regulatory assets and liabilities, the $17.0 million change in current liabilities, and the $10.9 million change in deferred energy.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of June 30, 2021 and December 31, 2020, we had no borrowings and had a $0.5 million letter of credit outstanding under this facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2021.

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

We are pursuing recovery as a separate breach of an oral contract claim in the Circuit Court for the County of Henrico in the Commonwealth of Virginia.  In 2019, PJM removed the matter to United States District Court for the Eastern District of Virginia and filed a motion to dismiss, and we filed a motion to remand the matter to state court.  In 2020, the court granted PJM’s motion to dismiss and denied our motion to remand the matter to state court.  We filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit and oral arguments have been tentatively scheduled for fourth quarter 2021.  We have not recorded a receivable related to this matter.

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

ITEM 5.  OTHER INFORMATION

On August 10, 2021, our board of directors elected Mr. Gregory J. Starheim as a member of the board of directors, effective August 10, 2021.  Mr. Starheim was recommended to the Nominating Committee by Delaware Electric Cooperative, Inc.

ITEM 6.  EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 11, 2021	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)