Form 10-Q
period 2021-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2021-11-10
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,543,382	$2,536,395
Less accumulated depreciation	(1,034,699)	(984,076)
Net Property, plant, and equipment	1,508,683	1,552,319
Nuclear fuel, at amortized cost	17,492	17,321
Construction work in progress	40,559	38,810
Net Electric Plant	1,566,734	1,608,450
Investments:
Nuclear decommissioning trust	263,040	242,337
Unrestricted investments and other	2,325	2,311
Total Investments	265,365	244,648
Current Assets:
Cash and cash equivalents	135,111	9,288
Accounts receivable	16,624	16,909
Accounts receivable–members	64,254	79,813
Fuel, materials, and supplies	61,889	61,273
Prepayments and other	3,805	5,598
Total Current Assets	281,683	172,881
Deferred Charges and Other Assets:
Regulatory assets	23,566	31,131
Other assets	110,655	10,534
Total Deferred Charges and Other Assets	134,221	41,665
Total Assets	$2,248,003	$2,067,644
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$461,974	$453,470
Non-controlling interest	5,836	5,853
Total Patronage capital and Non-controlling interest	467,810	459,323
Long-term debt	1,069,682	1,069,324
Total Capitalization	1,537,492	1,528,647
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	67,254	61,044
Accounts payable–members	47,920	70,546
Accrued expenses	22,906	6,292
Deferred energy	10,208	23,112
Total Current Liabilities	197,329	210,035
Deferred Credits and Other Liabilities:
Asset retirement obligations	183,380	179,133
Regulatory liabilities	264,760	142,724
Other liabilities	65,042	7,105
Total Deferred Credits and Other Liabilities	513,182	328,962
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$2,248,003	$2,067,644

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating Revenues	$200,967	$216,281	$573,568	$614,589
Operating Expenses:
Fuel	46,953	45,893	113,141	111,277
Purchased power	57,471	47,721	174,142	200,756
Transmission	33,257	31,815	97,125	98,737
Deferred energy	(2,008)	25,691	(12,903)	8,648
Operations and maintenance	17,571	16,490	58,126	46,524
Administrative and general	10,572	10,653	32,092	32,817
Depreciation and amortization	17,594	17,423	52,825	52,447
Amortization of regulatory asset/(liability), net	11,494	7,895	15,707	7,044
Accretion of asset retirement obligations	1,417	1,366	4,247	4,096
Taxes, other than income taxes	2,279	2,281	7,173	7,130
Total Operating Expenses	196,600	207,228	541,675	569,476
Operating Margin	4,367	9,053	31,893	45,113
Other income (expense), net	(36)	(18)	(6)	(78)
Investment income	12,448	8,800	18,489	10,052
Interest charges, net	(13,951)	(14,845)	(41,895)	(45,837)
Income taxes	2	2	6	(4)
Net Margin including Non-controlling interest	2,830	2,992	8,487	9,246
Non-controlling interest	5	4	17	(12)
Net Margin attributable to ODEC	2,835	2,996	8,504	9,234
Patronage Capital - Beginning of Period	459,139	447,549	453,470	441,311
Patronage Capital - End of Period	$461,974	$450,545	$461,974	$450,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$8,487	$9,246
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	52,825	52,447
Other non-cash charges	12,354	12,864
Change in current assets	17,021	36,529
Change in deferred energy	(12,903)	8,648
Change in current liabilities	2,634	47,286
Change in regulatory assets and liabilities	127,318	44,330
Change in deferred charges and other assets and deferred credits and other liabilities	(42,197)	(4,886)
Net Cash Provided by Operating Activities	165,539	206,464
Investing Activities:
Proceeds from sale of held to maturity securities	—	3,115
Purchases of available for sale securities	(15,000)	(12,400)
Proceeds from sale of available for sale securities	15,000	12,400
Increase in other investments	(18,421)	(9,648)
Electric plant additions	(21,295)	(89,831)
Net Cash Used for Investing Activities	(39,716)	(96,364)
Financing Activities:
Debt issuance costs	—	(235)
Draws on revolving credit facility	—	349,225
Repayments on revolving credit facility	—	(416,425)
Net Cash Used for Financing Activities	—	(67,435)
Net Change in Cash and Cash Equivalents	125,823	42,665
Cash and Cash Equivalents - Beginning of Period	9,288	27,699
Cash and Cash Equivalents - End of Period	$135,111	$70,364

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2021, our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020.  The consolidated results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.8 million as of September 30, 2021 and December 31, 2020.  The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The impact that the ongoing COVID-19 pandemic will have on our consolidated results of operations, financial condition, and cash flows is uncertain.  We continue to actively manage our business to respond to this health crisis and will continue to evaluate the nature and extent of any impact.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$89,433	$89,433	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	173,607	—	—	—
Unrestricted investments and other (3)	179	—	179	—
Derivatives - gas and power (4)	101,107	81,988	13,777	5,342
Total Financial Assets	$364,326	$171,421	$13,956	$5,342

Derivatives - gas and power (4)	$1,619	$—	$1,619	$—
Total Financial Liabilities	$1,619	$—	$1,619	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$76,037	$76,037	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	166,300	—	—	—
Unrestricted investments and other (3)	166	—	166	—
Derivatives - gas and power (4)	3,478	1,582	480	1,416
Total Financial Assets	$245,981	$77,619	$646	$1,416

Derivatives - gas and power (4)	$6,406	$—	$6,406	$—
Total Financial Liabilities	$6,406	$—	$6,406	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 4—Investments below.
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

As of September 30, 2021, we recorded $61.9 million of obligations to return cash collateral, which is recorded in other liabilities on our Condensed Consolidated Balance Sheet.

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of September 30,	As of December 31,
Commodity	Unit of Measure	2021	2020
Natural gas	MMBTU	62,880,000	55,630,000
Purchased power - financial transmission rights	MWh	9,955,656	6,922,373

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of September 30,	As of December 31,
	Balance Sheet Location	2021	2020
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$95,765	$2,062
Financial transmission rights	Other assets	5,342	1,416
Total derivatives in an asset position		$101,107	$3,478

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$1,619	$6,406
Total derivatives in a liability position		$1,619	$6,406

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine Months Ended September 30, 2021 and 2020

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Nine Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	September 30,		into Income	September 30,		September 30,
	2021	2020		2021	2020	2021	2020
	(in thousands)			(in thousands)
Natural gas futures contracts	$100,595	$9,090	Fuel	$17,466	$(6,621)	$14,433	$(33,813)
Purchased power	5,342	1,164	Purchased power	179	3,192	4,630	(1,291)
Total	$105,937	$10,254		$17,645	$(3,429)	$19,063	$(35,104)

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

4.	Investments

Investments were as follows as of September 30, 2021 and December 31, 2020:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
September 30, 2021
Nuclear decommissioning trust (1)
Debt securities	$84,175	$4,727	$—	$88,902	$88,902
Equity securities	91,730	83,135	(1,258)	173,607	173,607
Cash and other	531	—	—	531	531
Total Nuclear Decommissioning Trust	$176,436	$87,862	$(1,258)	$263,040	$263,040

Other
Equity securities	$132	$47	$—	$179	$179
Non-marketable equity investments	2,146	2,443	—	4,589	2,146
Total Other	$2,278	$2,490	$—	$4,768	$2,325
					$265,365

December 31, 2020
Nuclear decommissioning trust (1)
Debt securities	$66,727	$7,493	$—	$74,220	$74,220
Equity securities	89,472	76,828	—	166,300	166,300
Cash and other	1,817	—	—	1,817	1,817
Total Nuclear Decommissioning Trust	$158,016	$84,321	$—	$242,337	$242,337

Other
Equity securities	$132	$34	$—	$166	$166
Non-marketable equity investments	2,145	2,340	—	4,485	2,145
Total Other	$2,277	$2,374	$—	$4,651	$2,311
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

Contractual maturities of debt securities as of September 30, 2021, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$88,902	$—	$88,902
Total	$—	$—	$88,902	$—	$88,902

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of September 30, 2021 and December 31, 2020, we had no borrowings and had a $0.5 million letter of credit outstanding under this facility.

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

We sell excess purchased and generated energy to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  For the three and nine months ended September 30, 2021 and 2020, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$89,124	$106,417	$250,178	$285,710
Renewable energy credits	9	13	26	26
Demand revenues	96,187	95,203	292,564	303,938
Total revenues from sales to member distribution cooperatives	185,320	201,633	542,768	589,674
Non-members:
Energy revenues	9,726	9,314	22,315	19,456
Renewable energy credits	5,921	5,334	8,485	5,438
Demand revenues	—	—	—	21
Total revenues from sales to non-members	15,647	14,648	30,800	24,915
Total operating revenues	$200,967	$216,281	$573,568	$614,589

6.	New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates.  The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform.  An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination.  The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance is effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022.  We are continuing to evaluate the impact of this standard on our financial statements and currently do not anticipate a material impact from adopting this standard.

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

Critical Accounting Policies

As of September 30, 2021, there have been no significant changes in our critical accounting policies as disclosed in our 2020 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, were primarily impacted by the decrease in our total energy rate to our member distribution cooperatives and changes in purchased power expense, and for the nine months ended September 30, 2021, the increase in operations and maintenance expense and differences in weather.

•

Total revenues from sales to our member distribution cooperatives decreased 8.1% and 8.0%, for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020.  Energy revenues decreased 16.3% and 12.4%, respectively, primarily due to the 15.9% decrease in our total energy rate to our member distribution cooperatives effective January 1, 2021.  For the nine months ended September 30, 2021, the decrease was partially offset by the 4.1% increase in energy sales in MWh to our member distribution cooperatives.  The weather for the nine months ended September 30, 2020, was mild, and the weather for the nine months ended September 30, 2021, was more typical and contributed to the increase in energy sales in MWh to our member distribution cooperatives.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased 20.4% for the three months ended September 30, 2021, primarily due to the 18.2% increase in purchased energy costs.  Purchased energy costs increased as a result of the 45.9% increase in the average cost of purchased energy, partially offset by the 19.0% decrease in the volume of purchased energy.  Purchased power expense decreased 13.3% for the nine months ended September 30, 2021.  Purchased energy costs decreased 8.7% as a result of the 8.8% decrease in the average cost of purchased energy.  Purchased capacity costs decreased 50.8% due to the decrease in costs to meet our PJM capacity obligation.

•	Operations and maintenance expense increased 24.9%, for the nine months ended September 30, 2021, primarily due to costs related to emissions allowances and scheduled outages at our owned facilities.

Our financial condition as of September 30, 2021, was primarily impacted by the increase in the fair value of derivatives related to natural gas which contributed to increases in cash and cash equivalents, other assets, regulatory liabilities, and other liabilities.

We believe our results for the three and nine months ended September 30, 2021, were not materially impacted by the COVID-19 pandemic.  We believe that other factors described above, such as the decrease in our total energy rate to our member distribution cooperatives, changes in purchased power expense, and the impact of weather, were the primary drivers of our results for the three and nine months ended September 30, 2021.  We continue to closely monitor how the pandemic will affect our operations, results of operations, financial condition, and cash flows, and have taken certain actions as a result of the pandemic.  See “Factors Affecting Results—COVID-19 Pandemic” below for a more detailed discussion.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Margin Stabilization adjustment	$6,407	$13,438	$15,277	$6,431

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 of our 2020 Annual Report on Form 10-K.

COVID-19 Pandemic

Impact on Results of Operations and Financial Condition

For the three and nine months ended September 30, 2021, we do not believe there was a material impact attributable to the COVID-19 pandemic on our financial condition, results of operations, or cash flows.

Our total revenues decreased $15.3 million, or 7.1%, and $41.0 million, or 6.7%, respectively, as compared to the same periods in the prior year.  The decrease was primarily due to the 15.9% decrease in our total energy rate to our member distribution cooperatives, effective January 1, 2021, partially offset by more typical weather in the first half of 2021 as compared to the mild weather in the first half of 2020.

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  We supply power requirements (energy and demand) to our eleven member distribution cooperatives subject to substantially identical wholesale power contracts with each of them.  We sell excess power and renewable energy credits to non-members at prevailing market prices as control is transferred.  Energy sales in MWh to our member distribution cooperatives were relatively flat and increased 4.1%, as compared to the same periods in the prior year.  We believe a significant portion of the increase relates to differences in weather.

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

The formula rate provides for the recovery of costs, margin requirement, and any additional equity contributions approved by our board of directors, from our member distribution cooperatives.  See “—Formula Rate” above.  We operate on a cost plus specified margin basis; therefore, our net margin is not a function of total revenues.  Our margin requirement is equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors.  We bill our member distribution cooperatives monthly, and each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract.  To date, our member distribution cooperatives’ ability to pay their invoices to us has not been impacted.  However, our member distribution cooperatives’ ability to pay their invoices to us may be impacted by certain factors including high unemployment rates, government actions protecting customers from the disconnection of utilities, and increased commercial or industrial closures/bankruptcies.  Under an existing program, our member distribution cooperatives have the option to prepay their invoices from us or to extend payment of their invoices for 60 days.  As of September 30, 2021, prepayments totaled $32.6 million, and extensions totaled $5.8 million.

We increased our cash and cash equivalents balance to $231.1 million as of March 31, 2020, by borrowing funds under our revolving credit facility due to uncertainties associated with the COVID-19 pandemic.  As of September 30, 2021, we had no borrowings outstanding under our revolving credit facility and had a cash and cash equivalents balance of $135.1 million.

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

The heating and cooling degree days for the three and nine months ended September 30, 2021, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Heating degree days	—	—	—%	2,084	1,714	21.6%
Cooling degree days	1,041	1,076	(3.3)	1,347	1,361	(1.0)

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in MWh and percentages)
Generated:
Wildcat Point	1,264,518	38.2%	840,561	24.5%	2,417,340	26.0%	2,336,129	25.3%
North Anna	461,757	14.0	434,328	12.7	1,287,046	13.9	1,384,719	15.0
Clover	190,386	5.7	353,645	10.3	407,694	4.4	487,126	5.3
Louisa	130,108	3.9	198,015	5.8	328,757	3.5	245,949	2.7
Marsh Run	224,678	6.8	319,951	9.4	462,010	5.0	403,827	4.4
Distributed Generation	1,542	—	1,623	—	2,665	0.0	2,266	—
Total Generated	2,272,989	68.6	2,148,123	62.7	4,905,512	52.8	4,860,016	52.7
Purchased:
Other than renewable:
Long-term and short-term	323,409	9.8	450,507	13.1	1,953,978	21.1	1,860,704	20.1
Spot market	584,288	17.7	711,202	20.7	1,888,712	20.4	1,955,875	21.2
Total Other than renewable	907,697	27.5	1,161,709	33.8	3,842,690	41.5	3,816,579	41.3
Renewable (1)	128,958	3.9	118,465	3.5	529,712	5.7	553,300	6.0
Total Purchased	1,036,655	31.4	1,280,174	37.3	4,372,402	47.2	4,369,879	47.3
Total Available Energy	3,309,644	100.0%	3,428,297	100.0%	9,277,914	100.0%	9,229,895	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch direction of PJM.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 of our 2020 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three and nine months ended September 30, 2021 and 2020, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Wildcat Point	99.6%	96.3%	87.6%	90.7%
North Anna	95.4	90.2	88.7	94.8
Clover	88.3	83.0	82.2	66.6
Louisa	91.1	98.0	93.4	96.3
Marsh Run	97.5	100.0	96.0	95.5

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and nine months ended September 30, 2021 and 2020, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Wildcat Point	58.5%	38.6%	37.5%	36.1%
North Anna	95.3	89.6	89.6	95.9
Clover	20.6	37.7	14.7	17.4

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues and energy sales in MWh by type of purchaser for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$89,124	$106,417	$250,178	$285,710
Renewable energy credits	9	13	26	26
Demand revenues	96,187	95,203	292,564	303,938
Total revenues from sales to member distribution cooperatives	185,320	201,633	542,768	589,674
Non-members:
Energy revenues	9,726	9,314	22,315	19,456
Renewable energy credits	5,921	5,334	8,485	5,438
Demand revenues	—	—	—	21
Total revenues from sales to non-members	15,647	14,648	30,800	24,915
Total operating revenues	$200,967	$216,281	$573,568	$614,589

Energy sales to:	(in MWh)
Member distribution cooperatives	3,078,335	3,092,128	8,640,410	8,301,242
Non-members	207,281	329,464	575,859	881,605
Total energy sales	3,285,616	3,421,592	9,216,269	9,182,847

Average cost of energy to member distribution cooperatives (per MWh)	$28.95	$34.42	$28.95	$34.42
Average total cost to member distribution cooperatives (per MWh)	$60.20	$65.21	$62.82	$71.03

Member Distribution Cooperatives

For the three and nine months ended September 30, 2021, total revenues from sales to our member distribution cooperatives decreased $16.3 million, or 8.1%, and $46.9 million, or 8.0%, respectively, as compared to the same periods in 2020.  Energy revenues decreased $17.3 million, or 16.3%, and $35.5 million, or 12.4%, respectively, primarily due to the 15.9% decrease in our total energy rate, effective January 1, 2021, and for the nine months ended September 30, 2021, the decrease was partially offset by the 4.1% increase in energy sales in MWh.  The weather for the nine months ended September 30, 2020, was mild, and the weather for the nine months ended September 30, 2021, was more typical and contributed to the increase in energy sales in MWh to our member distribution cooperatives.  Demand revenues were relatively flat for the three months ended September 30, 2021, and decreased $11.4 million, or 3.7%, for the nine months ended September 30, 2021, primarily due to the decrease in capacity-related purchased power expense.

The following table summarizes the changes to our total energy rate which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2020	(16.2)
January 1, 2021	(15.9)

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fuel	$46,953	$45,893	$113,141	$111,277
Purchased power	57,471	47,721	174,142	200,756
Transmission	33,257	31,815	97,125	98,737
Deferred energy	(2,008)	25,691	(12,903)	8,648
Operations and maintenance	17,571	16,490	58,126	46,524
Administrative and general	10,572	10,653	32,092	32,817
Depreciation and amortization	17,594	17,423	52,825	52,447
Amortization of regulatory asset/(liability), net	11,494	7,895	15,707	7,044
Accretion of asset retirement obligations	1,417	1,366	4,247	4,096
Taxes, other than income taxes	2,279	2,281	7,173	7,130
Total Operating Expenses	$196,600	$207,228	$541,675	$569,476

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

Total operating expenses decreased $10.6 million, or 5.1%, and $27.8 million, or 4.9%, for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020.  The decrease for the three months ended September 30, 2021, was primarily as a result of the decrease in deferred energy expense, partially offset by the increase in purchased power expense.  The decrease for the nine months ended September 30, 2021, was primarily as the result of decreases in purchased power expense and deferred energy expense, partially offset by the increase in operations and maintenance expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased $9.8 million, or 20.4%, for the three months ended September 30, 2021, primarily due to the $8.1 million, or 18.2%, increase in purchased energy costs.  Purchased energy costs increased as a result of the 45.9% increase in the average cost of purchased energy, partially offset by the 19.0% decrease in the volume of purchased energy.   Purchased power expense decreased $26.6 million, or 13.3%, for the nine months ended September 30, 2021.  Purchased energy costs decreased $15.6 million, or 8.7%, as a result of the 8.8% decrease in the average cost of purchased energy. Purchased capacity costs decreased $11.0 million, or 50.8%, due to the decrease in costs to meet our PJM capacity obligation.

•

Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $27.7 million and $21.6 million, for the three and nine months ended September 30, 2021, respectively.  For the three and nine months ended September 30, 2021, we under-collected $2.0 million and $12.9 million, respectively.  For the three and nine months ended September 30, 2020, we over-collected $25.7 million and $8.6 million, respectively.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 of our 2020 Annual Report on Form 10-K.

•

Operations and maintenance expense increased $11.6 million, or 24.9%, for the nine months ended September 30, 2021, primarily due to costs related to emissions allowances and scheduled outages at our owned facilities.  The increase in emissions allowances was primarily due to our additional purchases of allowances to comply with state law following Virginia joining the Regional Greenhouse Gas Initiative in 2021.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Interest on long-term debt	$(13,980)	$(14,507)	$(41,942)	$(43,508)
Interest on revolving credit facility	(97)	(280)	(303)	(1,964)
Other interest	(98)	(193)	(274)	(699)
Total interest charges	(14,175)	(14,980)	(42,519)	(46,171)
Allowance for borrowed funds used during construction	224	135	624	334
Interest charges, net	$(13,951)	$(14,845)	$(41,895)	$(45,837)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and nine months ended September 30, 2021, as compared to the same periods in 2020.

Financial Condition

The principal changes in our financial condition from December 31, 2020 to September 30, 2021, were caused by increases in regulatory liabilities, other assets, nuclear decommissioning trust, and accrued expenses; and decreases in accounts payable–members, accounts receivable–members, and deferred energy.

•	Regulatory liabilities increased $122.0 million primarily due to the increase in the fair value of derivatives related to natural gas.
•	Other assets increased $100.1 million primarily due to the increase in the fair value of derivatives related to natural gas.
•	Other liabilities increased $57.9 million primarily due to the decrease in the NYMEX margin account for derivatives related to natural gas.
•	Nuclear decommissioning trust increased $20.7 million due to the increase in the market value of our investments.
•	Accrued expenses increased $16.6 million due to accrued interest on long-term debt and accrued property taxes.
•

Accounts payable–members decreased $22.6 million due to the $24.6 million decrease in member prepayments and the $2.0 million increase in the amounts owed to our member distribution cooperatives under Margin Stabilization.

•

Accounts receivable–members decreased $15.6 million due to the $14.9 million decrease in wholesale power invoices for September 2021 as compared to December 2020 and the $0.7 million decrease in member distribution cooperatives’ extended payment balances.

•

Deferred energy decreased $12.9 million as a result of the under-collection of our energy costs in 2021.  The deferred energy balance was an over-collection of $23.1 million and $10.2 million as of December 31, 2020, and September 30, 2021, respectively.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first nine months of 2021 and 2020, our operating activities provided cash flows of $165.5 million and $206.5 million, respectively.  Operating activities in 2021 were primarily impacted by the $127.3 million change in regulatory assets and liabilities, the $42.2 million change in deferred charges and other assets and deferred credits and other liabilities, the $17.0 million change in current assets, and the $12.9 million change in deferred energy.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend until February 28, 2025.  Available funding under this facility totals $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  As of September 30, 2021 and December 31, 2020, we had no borrowings and had a $0.5 million letter of credit outstanding under this facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2021.

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

We are pursuing recovery as a separate breach of an oral contract claim in the Circuit Court for the County of Henrico in the Commonwealth of Virginia.  In 2019, PJM removed the matter to United States District Court for the Eastern District of Virginia and filed a motion to dismiss, and we filed a motion to remand the matter to state court.  In 2020, the court granted PJM’s motion to dismiss and denied our motion to remand the matter to state court.  We filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit and oral arguments were held on October 28, 2021.  We have not recorded a receivable related to this matter.

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

ITEM 5.  OTHER INFORMATION

On November 9, 2021, we received notice from Mr. Michael J. Keyser, in connection with his resignation from BARC Electric Cooperative to become the Chief Executive Officer of the National Renewables Cooperative Organization, that he will resign from our board of directors, effective December 10, 2021.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 10, 2021	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)