Form 10-K
period 2021-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2022-03-16
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2021 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
ACE	Affordable Clean Energy rule
ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
ASU	Accounting Standards Update
CAA	Clean Air Act
CCR	Coal combustion residual(s)
CEC	Choptank Electric Cooperative, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CLO	Chief Legal Officer
Clover	Clover Power Station
CO2	Carbon dioxide
COO	Chief Operating Officer
CSAPR	Cross-State Air Pollution Rule
DEC	Delaware Electric Cooperative, Inc.
DPSC	Delaware Public Service Commission
DOE	United States Department of Energy
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gases
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
IRC	Internal Revenue Code of 1986, as amended
LIBOR	London Interbank Offered Rate
Louisa	Louisa Power Station
Marsh Run	Marsh Run Power Station
MMBTU	One Million British Thermal Units
Moody’s	Moody’s Investors Service
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
NEO	Named executive officer(s)
NERC	North American Electric Reliability Corporation
North Anna	North Anna Nuclear Power Station

NOVEC	Northern Virginia Electric Cooperative
NOx	Nitrogen oxide
NRC	United States Nuclear Regulatory Commission
NRECA	National Rural Electric Cooperative Association
NYMEX	New York Mercantile Exchange
ODEC, We, Our, Us	Old Dominion Electric Cooperative
PJM	PJM Interconnection, LLC
PPA	Pension Protection Act
REC	Rappahannock Electric Cooperative
RGGI	Regional Greenhouse Gas Initiative
RPM	Reliability Pricing Model
RPS	Renewable portfolio standards

Abbreviation or Acronym	Definition
RTO	Regional transmission organization
RUS	United States Department of Agriculture Rural Utilities Service
S&P	Standard & Poor’s Financial Services LLC
SEPA	Southeastern Power Administration
SO2	Sulfur dioxide
SVEC	Shenandoah Valley Electric Cooperative
TEC	TEC Trading, Inc.
VAPCB	Virginia Air Pollution Control Board
Virginia Power	Virginia Electric and Power Company
VSCC	Virginia State Corporation Commission
Wildcat Point	Wildcat Point Generation Facility
XBRL	Extensible Business Reporting Language

PART I

ITEM 1. BUSINESS

OVERVIEW

Old Dominion Electric Cooperative was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit wholesale power supply cooperative.  We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis.  We serve their power requirements pursuant to long-term, all-requirements wholesale power contracts.  Through our member distribution cooperatives, we served approximately 600,000 retail electric customers (meters), representing a total population of approximately 1.5 million people in 2021.

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

We are a power supply cooperative.  In general, a cooperative is a business organization owned by its members, that are also either the cooperative’s wholesale or retail customers.  Cooperatives are organized to give their members the opportunity to satisfy their collective needs in a particular area of business more effectively than if the members acted independently.  As not-for-profit organizations, cooperatives are intended to provide services to their members on a cost-effective basis, in part by eliminating the need to produce profits or a return on equity in excess of required margins.  Margins earned by a cooperative that are not distributed to its members constitute patronage capital, a cooperative’s principal source of equity.  Patronage capital is held for the account of the members without interest and returned when the board of directors of the cooperative deems it appropriate to do so.

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

Three of our member distribution cooperatives provide electric services on the Delmarva Peninsula:

A&N Electric Cooperative in Virginia

Choptank Electric Cooperative, Inc. in Maryland

Delaware Electric Cooperative, Inc. in Delaware

The member distribution cooperatives are not our subsidiaries, but rather our owners.  We have no interest in their assets, liabilities, equity, revenues, expenses, or margins.

Revenues from our member distribution cooperatives and the percentage each contributed to total revenues from sales to our member distribution cooperatives in 2021 were as follows:

Member Distribution Cooperatives	Revenues
	(in millions)
Rappahannock Electric Cooperative	$223.3	30.7%
Shenandoah Valley Electric Cooperative	138.2	19.0
Delaware Electric Cooperative, Inc.	109.1	15.0
Choptank Electric Cooperative, Inc.	72.1	9.9
Southside Electric Cooperative	51.8	7.1
A&N Electric Cooperative	44.0	6.1
Mecklenburg Electric Cooperative	32.6	4.5
Prince George Electric Cooperative	20.2	2.8
Northern Neck Electric Cooperative	16.9	2.3
Community Electric Cooperative	10.5	1.5
BARC Electric Cooperative	8.2	1.1
Total	$726.9	100.0%

In 2021, there was no individual customer of any of our member distribution cooperatives that constituted 1% or more of our revenues from our member distribution cooperatives.

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

Our member distribution cooperatives’ sales of energy in 2021 totaled approximately 12,100,000 MWh.  These sales were divided by customer class as follows:

From 2016 through 2021, our eleven member distribution cooperatives experienced a compound annual growth rate of 1.5% in the number of customers (meters) and energy sales measured in MWh was relatively flat.

Our eleven member distribution cooperatives’ average number of customers per mile of energized line is approximately 10 customers per mile, ranging from approximately 6 to 15 customers per mile.  The average service density for all electric distribution cooperatives in the United States is approximately 8 customers per mile.

Delaware and Maryland each currently grant all retail customers the right to choose their power supplier.  Virginia currently grants some large retail customers the right to choose their power suppliers and then only in very limited circumstances.  The laws of each state grant utilities, including our member distribution cooperatives, the exclusive right to provide transmission and distribution (including metering and billing) services and to be the default providers of power to their customers in service territories certified by their respective state public service commissions.  See “Regulation of Member Distribution Cooperatives” and “Competition” below.

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

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration.  We estimate that purchases under this exception constituted less than 2% of our member distribution cooperatives’ total energy requirements in 2021.

There are two additional limited exceptions to the all-requirements nature of the contract.  One exception permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from owned generation or other suppliers.  Such load can be returned to us with proper notice.  The other exception permits a member distribution cooperative to purchase additional power from other suppliers in limited circumstances following approval by our board of directors.  As of December 31, 2021, none of our member distribution cooperatives had utilized this latter exception.

If all of our member distribution cooperatives elected to fully utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 178 MW of demand and associated energy.  The following table summarizes the cumulative removal of load requirements under this exception.

As of December 31,	MW
2019	108
2020	111
2021	140

We do not anticipate that the current or potential full utilization of this exception or the return of load by our member distribution cooperatives will have a material impact on our results of operations, financial condition, or cash flows.

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

Our Delaware and Maryland member distribution cooperatives are not regulated by their respective public service commissions, including with respect to wholesale power costs that are a pass-through to their customers.

We are not subject to any RPS; however, DEC has committed to comply with the Delaware RPS even though it is not required by law to do so, which it meets through purchases of renewable energy credits, and owned and purchased resources pursuant to the 5% or 5 MW exception in its wholesale power contract with us.  See “Wholesale Power Contracts” above.

Competition

Delaware and Maryland each have laws unbundling the power component (also known as the generation component) of electric service to retail customers, while maintaining regulation of transmission and distribution services.  All retail customers in Delaware, including customers of DEC, are currently permitted to purchase power from a registered supplier only after DEC approves the supplier’s ability to do business in its service territory.  All retail customers in Maryland, including customers of CEC, are currently permitted to purchase power from the registered supplier of their choice.  As of March 1, 2022, no retail customer of DEC or CEC had switched to an alternative power supplier.

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year.  Currently, two customers of our member distribution cooperatives have elected to choose an alternate supplier under this provision, removing approximately 10 MW of power.  Retail choice is also available to any Virginia customer whose noncoincident peak demand exceeds 90 MW.  Additionally, all Virginia retail customers may select an alternative power supplier that provides 100% renewable energy if their incumbent utility, such as one of our member distribution cooperatives, does not offer this same option.  As of December 31, 2021, all of our Virginia member distribution cooperatives provided this option.

Currently, we do not anticipate that any of these limited rights to retail choice of our member distribution cooperatives’ customers, individually or in the aggregate, will have a material impact on our results of operations, financial condition, or cash flows.

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

	Year Ended December 31,
	2021		2020		2019
	(in MWh and percentages)
Generated:
Wildcat Point	3,477,212	28.1%	3,030,617	24.5%	3,400,633	27.2%
North Anna	1,783,076	14.4	1,832,792	14.8	1,777,573	14.2
Clover	446,329	3.6	620,324	5.0	640,119	5.1
Louisa	487,008	4.0	360,984	3.0	494,283	4.0
Marsh Run	681,180	5.5	582,648	4.7	716,390	5.8
Distributed Generation	3,011	—	2,536	—	2,327	—
Total Generated	6,877,816	55.6	6,429,901	52.0	7,031,325	56.3
Purchased:
Other than renewable:
Long-term and short-term	2,270,431	18.3	2,715,944	22.0	2,665,167	21.3
Spot market	2,483,820	20.1	2,438,563	19.7	2,047,654	16.4
Total Other than renewable	4,754,251	38.4	5,154,507	41.7	4,712,821	37.7
Renewable (1)	737,039	6.0	784,224	6.3	752,405	6.0
Total Purchased	5,491,290	44.4	5,938,731	48.0	5,465,226	43.7
Total Available Energy	12,369,106	100.0%	12,368,632	100.0%	12,496,551	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

In 2021, our generating facilities satisfied approximately 91.8% of our weighted average PJM capacity obligation of approximately 2,733 MW.  For a description of our generating facilities, see Item 2.  In 2021, we satisfied the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts.  See “PJM” below.  The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases.  See “Power Purchase Contracts” below.

Our total available energy and total PJM capacity obligation resources by fuel type and purchase type for 2021 are detailed below:

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

Power Supply Planning and CO2 Emission Goals

By utilizing various long-term and short-term planning processes and models, we continually evaluate power supply options available to us to meet the needs of our member distribution cooperatives.  We have policies that establish targets that define how our projected power needs will be met.  One of the ways we manage these targets is the utilization of hedging.  We use hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power and fuel market price risks.  These hedging instruments have varying time periods ranging from one month to multiple years in advance.  We also evaluate other power supply options including the acquisition, development, or disposition of generating facilities.

As part of our ongoing power supply planning process, on February 3, 2021, we announced a goal to achieve net zero CO2 emissions by 2050 and set an interim goal to reduce our carbon intensity (pounds of CO2 emitted per MWh) by 50% (from 2005 levels) by 2030.  As of December 31, 2021, we have reduced our carbon intensity by approximately 43% from 2005 levels.  In addition to including carbon emissions related to our owned generating facilities, we impute carbon emissions for our market purchases using the PJM system average emission rate.  We do not impute carbon emissions for any renewable power purchases for which we do not retire the renewable energy credits.  We will continue to evaluate and monitor industry practices with respect to the calculation of carbon intensity and we may adjust our calculations accordingly.

PJM

PJM is an RTO that coordinates the transmission of wholesale electricity in all or parts of 13 states in the eastern United States and the District of Columbia.  As a federally regulated RTO, PJM must act independently and impartially in managing the regional transmission system and the wholesale electricity market.  PJM is primarily responsible for ensuring the reliability of the largest centrally dispatched energy market in North America.  PJM coordinates the continuous buying, selling, and delivery of wholesale electricity throughout its members’ service territories.  PJM system operators continuously conduct dispatch operations and monitor the status of the transmission grid.  PJM also oversees a regional planning process for transmission expansion to ensure the continued reliability of the PJM electric system.  PJM coordinates and establishes policies for the generation, purchase, and sale of capacity and energy in the control areas of its members.

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

PJM balances its members’ power requirements with the power resources available to supply those requirements.  Based on this evaluation of supply and demand, PJM schedules and dispatches available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner.  Thus, PJM directs the dispatch of these facilities even though it does not own them.  When PJM cannot dispatch the most economical generating facilities due to transmission constraints, PJM will dispatch more expensive generating facilities to meet the required power requirements.  PJM members whose power requirements cause the redispatch are obligated to pay the additional costs to dispatch the more expensive generating facilities.  These additional costs are commonly referred to as congestion costs.  PJM conducts auctions of financial transmission rights for future periods to provide members an opportunity to hedge these congestion costs.

The PJM energy market consists of day-ahead and real-time markets.  PJM’s day-ahead market is a forward market in which hourly locational marginal prices are calculated for the following day based on the prices at which the owners of generating facilities, including ODEC, offer to run their facilities to meet the requirements of energy customers.  PJM’s real-time market is a spot market in which current locational marginal prices are calculated at five-minute intervals for generating facilities and hourly for load serving entities.

PJM rules require that load serving entities, such as ODEC, meet certain minimum capacity obligations.  These obligations can be met through a combination of owned generation resources and purchases under bilateral agreements and from forward capacity auctions under PJM’s capacity rules, known as RPM.  PJM compensates us for the capacity of our generating facilities made available without regard to whether our generating facilities are dispatched.  The purpose of PJM’s capacity rules is to develop a longer-term pricing program for capacity resources, to provide localized pricing for capacity, and to reduce the resulting investment risk to owners of generating resources, thus encouraging new investment in generating facilities.  The value of capacity resources can vary by location and RPM provides for the recognition of the locational value.

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

Renewables

We have power purchase contracts for approximately 300 MW from wind, solar, and landfill gas facilities that are operational.  We currently have approximately 50 MW of solar under contract that is projected to become operational between 2022 and 2025.  Development of solar projects, including those for which we have currently contracted and may contract for in the future, are being impacted by delays and costs related to the regulatory approval and interconnection approval processes, and supply chain issues.

Our contracts for renewables allow us to buy output, including renewable energy credits, from the renewable facilities at predetermined prices.  We may sell these renewable energy credits to our member distribution cooperatives and non-members.  We do not own or operate any of these facilities and are not responsible for their operational costs or performance.

Fuel Supply

Natural Gas

Wildcat Point and our combustion turbine facilities are fueled by natural gas and are located adjacent to natural gas transmission pipelines.  We are responsible for procuring the natural gas to be used by all of our units at these facilities and have developed and utilize a natural gas supply strategy.  The strategy includes securing transportation contracts and incorporating the ability to use No. 2 distillate fuel oil as a backup fuel for Louisa and Marsh Run.  We have identified our primary natural gas suppliers and have negotiated contracts to procure physical natural gas.  We have put in place strategies and mechanisms to financially hedge our natural gas needs.  We anticipate that sufficient supplies of natural gas will be available in the future to support the operation of Wildcat Point and our combustion turbine facilities, but significant price volatility may occur.  See “Risks Factors” in Item 1A and “Market Price Risk” in Item 7A.

Nuclear

Virginia Power, as operating agent of North Anna, has the sole authority and responsibility to procure nuclear fuel for the facility.  Virginia Power advises us that it primarily uses long-term contracts to support North Anna’s nuclear fuel requirements and that worldwide market conditions are continuously evaluated to ensure a range of fuel supply options at reasonable prices, which are dependent upon the market environment.  We are not a direct party to any of these procurement contracts and we do not control their terms, conditions, or duration.  Virginia Power advises us that current agreements, inventories, and spot market availability are expected to support North Anna’s current and planned fuel supply needs for the near term and that additional fuel is purchased as required to attempt to ensure optimal cost and inventory levels.

Coal

Virginia Power, as operating agent of Clover, has the sole authority and responsibility to procure coal for the facility.  We are not a direct party to any of these procurement contracts and we do not control their terms or duration.  As of December 31, 2021 and December 31, 2020, based on Clover running at full capacity, there was a 26-day and a 35-day supply of coal, respectively.  The availability of coal is being impacted by the reduced production of coal, transportation issues, and exports of coal.  See “Risk Factors” in Item 1A.

REGULATION

General

We are subject to regulation by FERC and, to a limited extent, state public service commissions.  Some of our operations also are subject to regulation by the Virginia Department of Environmental Quality, the Maryland Department of the Environment, the DOE, the NRC, and other federal, state, and local authorities.  Compliance with future laws or regulations may increase our operating and capital costs by requiring, among other things, changes in the design, operation, or maintenance of our generating facilities.

Rate Regulation

We establish our rates for power furnished to our member distribution cooperatives pursuant to our formula rate, which has been accepted by FERC.  The VSCC, the DPSC, and the MPSC do not have jurisdiction over our rates, charges, or services.

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

Environmental

We are subject to federal, state, and local laws and regulations, and permits designed to both protect human health and the environment and to regulate the emission, discharge, or release of pollutants into the environment.  We believe that we are in material compliance with all current requirements of such environmental laws and regulations and permits.  However, as with all electric utilities, the operation of our generating units could be affected by future changes in environmental laws and regulations.  We continue to monitor activity related to changes in environmental laws and regulations, including new requirements that could apply to our operations.  Capital expenditures and increased operating costs required to comply with any future regulations could be significant.  See “Risk Factors” in Item 1A.  Our capital expenditures for environmental improvements at our generating facilities were approximately $0.5 million and $0.2 million in 2021 and 2020, respectively.

Clean Air Act (“CAA”)

Currently, the most significant environmental law affecting our operations is the CAA.  The CAA requires, among other things, that owners and operators of fossil fuel-fired generating facilities limit emissions of SO2, particulate matter, mercury, and NOx.  Additionally, regulatory programs are in place for new units and for major modifications of existing generating facilities, and are being proposed for existing units to limit emissions of CO2 and other GHG.  Discussed below are certain standards and regulations under the CAA that impact us.

•	Cross-State Air Pollution Rule (“CSAPR”)
o	This rule requires power plants to reduce SO2 and NOx emissions that contribute to ozone and fine particle pollution in other states.
o

Based upon published allocations/new source set-aside allowances for Virginia and Maryland, we anticipate that we will continue to be able to purchase NOx allowances and a limited number of SO2 allowances to maintain compliance under the CSAPR program for Wildcat Point, Clover, Louisa, and Marsh Run.

•	Acid Rain Program
o	This program requires fossil fuel-fired plants to have SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually.
o	Clover receives an annual allocation of SO2 allowances at no cost based on its baseline operations because it is a facility that was built before the Acid Rain Program commenced.
o

Wildcat Point, Louisa, and Marsh Run need to obtain allowances under the Acid Rain Program.  Because they are primarily gas-fired generating facilities, the number of SO2 allowances these facilities must obtain is typically minimal and can be supplied from any excess SO2 allowances allocated to Clover.

•	Greenhouse Gas Prevention of Significant Deterioration Permitting
o	These regulations set thresholds for GHG emissions that define when permits are required for new sources, as well as modifications to existing industrial facilities.
o	Future renewal of certain permits for Wildcat Point, Clover, Louisa, and Marsh Run may be affected.

Certain other environmental laws that affect our operations are discussed below.

Regional Greenhouse Gas Initiative (“RGGI”)

•

RGGI, as implemented under the laws of participating northeastern and Mid-Atlantic States, including Virginia, Delaware, and Maryland, provides the framework for and administers a cap-and-trade program to regulate and reduce CO2 emissions.

•

Virginia joined RGGI in 2021 (see “Virginia Clean Economy Act” below).  On January 15, 2022, the governor of the Commonwealth of Virginia issued an executive order directing the Virginia Department of Environmental Quality to explore options for Virginia’s withdrawal from RGGI, including repealing existing regulations that enabled Virginia to join RGGI. We anticipate this process will take 12 to 18 months; however, the timing of the process is uncertain and may result in litigation.
•	We are required to purchase RGGI CO2 allowances for each ton of CO2 emitted by Wildcat Point, Clover, Louisa, and Marsh Run.
•

We continue to project that there will be an adequate supply of CO2 allowances available for purchase through RGGI auctions or in the secondary market to support our generating facilities. RGGI is in the process of conducting a periodic program review.  The results of this review could mean substantial changes to the emissions caps or other program market aspects.  We are continuing to monitor this process, as well as the future inclusion of other adjoining states, to determine any potential impacts on allowance procurement.

Virginia Clean Economy Act

•	In 2019, the VAPCB approved a regulation that reduces and limits CO2 emissions from large (greater than 25 MW) electric power generating facilities.
•	Virginia joined RGGI in 2021 and established the RGGI program with an effective starting date of January 1, 2021. (See “RGGI” above.)
•

The act requires that the VAPCB establish rules by 2025 to reduce CO2 emissions from the electric generating sector between 2031 and 2050 and specifies that no emission allowances will be issued in 2050 or future years.

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

•	We will continue to be engaged in the development and implementation of the Virginia Clean Economy Act.

Clean Water Act

•	This act regulates water intake structures, discharges of cooling water, storm water runoff, and other wastewater discharges at generating facilities.
•	Our water permits are subject to periodic review and renewal proceedings.
•	We do not currently expect a significant impact on our facility operations and will continue to follow revised rulemaking requirements to determine potential future impacts related to our facilities.

Resource Conservation and Recovery Act

•	Rules under this act impose requirements relating to the disposal of CCRs generated by coal combustion at electric generating facilities.
•	These requirements include establishing technical requirements for CCR landfills and surface impoundments, and for monitoring and cleanup of affected soil or groundwater.
•	We do not currently expect the operations at Clover to be significantly affected and will continue to monitor the implementation of the CCR rules and the potential impact on the operations at Clover.

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

There also may be further developments relating to GHG emissions reporting, control, and facility permitting.  The Clean Power Plan would have required states to implement specific plans to reduce CO2 emissions.  That regulation was revoked and was replaced with ACE, which was vacated and remanded on January 19, 2021, by the United States Court of Appeals for the District of Columbia Circuit.  Continuing efforts to further reduce GHG emissions may lead to some form of replacement of ACE, which could result in limitations on the operations of our generating facilities and/or adversely affect our results of operations, financial condition, or cash flows.

We cannot predict the outcome of these or similar events relating to the regulation of our business, any of which could result in a material adverse impact on our results of operations, financial condition, or cash flows.  See “Risk Factors” in Item 1A below.

Human Capital

Our success depends upon the skills and collective strengths of all of our employees.  We focus on the health, safety, and well-being of our employees.  We attract and retain our employees by offering competitive compensation and benefits packages, including healthcare, retirement, paid time off, and other benefits. Our workforce is composed of operational staff at our generating facilities and headquarters staff.  We are not a party to any collective bargaining agreement.  As of March 1, 2022, we had 134 employees, including 48 employees at our generating facilities and 86 employees at our headquarters office.  The average tenure of our employees is 11 years.

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

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations to us under their wholesale power contracts.  In 2021, 64.7% of our revenues from sales to our member distribution cooperatives were received from our three largest members, REC, SVEC, and DEC.  The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formula rate.  See “Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1 and “Factors Affecting Results—Formula Rate” in Item 7.  Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval, with limited exceptions.

The formula rate is intended to allocate our costs based on how they are incurred.  As the factors impacting our costs change with the evolving energy sector and PJM market, the potential increases for disagreements with or among our member distribution cooperatives about cost allocation.  When changes are necessary, we apply to FERC to modify our formula rate.  As a result, one or more of our member distribution cooperatives, or its customers, could challenge the proposed modifications.  Such a challenge likely would not cause us to fail to recover all of our costs and other amounts to be collected under the wholesale power contracts, but it could interfere with our ability to work as effectively as an organization as otherwise would be the case if disagreements with or among our member distribution cooperatives did not exist.

Our member distribution cooperatives’ ability to collect their costs from their members may have an impact on our financial condition.  Economic conditions may make it difficult for some customers of our member distribution cooperatives to pay their power bills in a timely manner, which could ultimately affect the timeliness of our member distribution cooperatives’ payments to us.

We rely on purchases and delivery of power and fuel from other suppliers which exposes us to market price risk and could increase our operating costs.

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

We are subject to changes in fuel costs and delivery constraints for our generating facilities, which could increase the cost of generating power.  We are also exposed to changes in purchased power costs.  Increases in fuel costs and purchased power costs increase the cost to our member distribution cooperatives.

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

In 2021, we purchased approximately 44.4% of our energy resources.  These purchases consisted of a combination of purchases under physically-delivered forward contracts and purchases of energy in the spot market.  Purchases of energy from other suppliers will continue in the future and could increase because the operation of our generating facilities is subject to many risks, including changes in their dispatch, shutdown, or breakdown or failure of equipment.

Counterparties under energy purchase and natural gas arrangements may fail to perform their obligations to us.

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

We use various hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power market and natural gas price risks.  These hedging instruments generally include collateral requirements that require us to deposit funds or post letters of credit with counterparties when their credit exposure to us is in excess of agreed upon credit limits.  When commodity prices decrease to levels below the levels where we have hedged future costs, we may be required to use a material portion of our cash or revolving credit facility to cover these collateral requirements.

Adverse changes in our credit ratings may require us to provide credit support for some of our obligations and could negatively impact our liquidity and our ability to access capital.

S&P, Moody’s, and Fitch currently rate our outstanding obligations issued under our Indenture at “A+,” “A1,” and “A+,” respectively.  Additionally, we have an issuer credit rating of “A+” from S&P, and an implied senior unsecured rating of “A+” from Fitch.  If these agencies were to downgrade our ratings, particularly below investment grade, we may be required to deposit funds or post letters of credit related to our power purchase arrangements.  To the extent that we would have to provide additional credit support as a result of a downgrade in our credit ratings, our ability to access additional credit may be limited and our liquidity may be materially impaired.  Also, we may be required to pay higher interest rates on our revolving credit facility and financings that we may need to undertake in the future, and our potential pool of future investors and funding sources could decrease.

Poor market performance will affect the asset values in our nuclear decommissioning trust and our defined benefit retirement plans, which may increase our costs.

We are required to maintain a funded trust to satisfy our future obligation to decommission North Anna.  A decline in the market value of those assets due to poor investment performance or other factors may increase our funding requirements for these obligations which would increase our costs.

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

Environmental legislation or regulation may limit our operations or increase our costs or both.

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

ACE, a replacement rule for the Clean Power Plan, regulating carbon emissions relating to existing sources such as generating facilities, was vacated on January 19, 2021, by the United States Court of Appeals for the District of Columbia Circuit.  We are closely monitoring the EPA rulemaking related to ACE, and we currently cannot predict the potential impact on our existing generating facilities due to the uncertainties and complexities of the terms and effective date of the regulations.

In addition to new legislation or regulation, governmental administration priorities can change over time in ways that we cannot predict.  Virginia joined RGGI in 2021 pursuant to the 2019 regulation that established an emission limitation program to reduce CO2 from electric power facilities.  Currently, Virginia is exploring potentially withdrawing from RGGI.  See “Regulation—Environmental—Virginia Clean Economy Act” in Item 1.

We cannot predict the cost, effect, or duration of any future environmental legislation or regulation.  New environmental laws or regulations, the revision or reinterpretation of existing environmental laws or regulations, or penalties imposed for non-compliance with existing environmental laws or regulations may require us to incur additional expenses and could have a material adverse effect on the cost of power we supply our member distribution cooperatives.  Also, the uncertainty related to changes in environmental laws and regulation poses risks related to long-term planning for generation assets and related decisions about future capital expenditures.  See “Regulation—Environmental” in Item 1.

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

We have an 11.6% undivided ownership interest in North Anna, which provided approximately 14.4% of our energy requirements in 2021.  Ownership of an interest in a nuclear generating facility involves risks, including:

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

We may have operational deficiencies or catastrophic events related to our generating or transmission facilities.

The operation of our generating or transmission facilities involves risks, including the breakdown or failure of power generation equipment, transmission lines, piping or other equipment or processes, fuel supply availability and delivery constraints, and performance below expected levels of output or efficiency.  The occurrence of any of these events could result in:

•	substantial charges assessed by PJM as a result of the expectation that generating facilities would be available if called upon to be dispatched;
•	significant additional capital expenditures to repair or replace the affected facilities:
•	the purchase of potentially more costly replacement power on the open market; or
•	substantial price risk due to availability and delivery of fuel constraints.

We are subject to coal procurement and delivery risks.

The operation of our coal generating facility involves risks, including the procurement and delivery of an adequate supply of coal to operate the facility and to meet the requirements of PJM.  The availability of coal is being impacted by the reduced production of coal due to the closure of mines on the East Coast, transportation issues, and exports of coal to other countries which further reduces the available supply for domestic consumption.

TECHNOLOGY, CYBERSECURITY RISKS, AND OTHER THREATS

If we are unable to protect our information systems against service interruption, misappropriation of data, or breaches of security, our operations could be disrupted and our reputation may be damaged.

We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure.  We rely on networks, information systems, and other technology, including the internet and third-party hosted servers, to support a variety of business processes and activities.  Deliberate or unintentional cybersecurity incidents, including ransomware, could directly or indirectly compromise our information related to the operation or maintenance of our generating or transmission facilities and could adversely affect our ability to operate or manage our generating or transmission facilities effectively or the ability of Virginia Power, as operator of North Anna and Clover, to do the same.

We also use third-party vendors to electronically process some of our business transactions.  Information systems, both ours and those of third-party information processors, are vulnerable to cybersecurity breach.  These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber attacks by criminal groups or activist organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events.  We cannot be certain that the security measures utilized, including those security measures by third-party vendors, will be adequate against cyber threats and cyber attackers.  In addition, cyber incidents could result in unauthorized disclosure of material confidential information, including personal information or sensitive business information.

If our technology systems are breached or otherwise fail, we may be unable to fulfill critical business functions, including the operation of our generating or transmission facilities and our ability to effectively maintain certain internal controls over financial reporting.  Further, our generating facilities rely on an integrated transmission system, a disruption of which could negatively impact our ability to deliver energy to our member distribution cooperatives.  A major cyber incident for us or third-party vendors we utilize, could result in significant business disruption and expense to repair security breaches or system damage and could lead to litigation, regulatory action, including penalties or fines, and an adverse effect on our reputation.  We also may have future compliance obligations related to new mandatory and enforceable NERC reliability standards which address the impacts of geomagnetic disturbances and other physical security risks to the reliable operation of the bulk power system.

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

The outbreak of COVID-19, declared by the World Health Organization to be a pandemic, spread across the world, including the United States.  Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the ultimate impact on our operations and financial performance cannot be determined at this time.  We expect that the longer the period of economic and global supply chain disruptions continue, the greater the risk that there could be a material adverse impact on our operations, results of operations, financial condition, or cash flows.

ODEC is considered an essential service provider and due to this pandemic we previously adjusted and may in the future need to adjust the schedules of our workforce at our owned generating facilities that we operate, specifically Wildcat Point, Louisa, and Marsh Run, and have a contingency plan for staffing at these facilities.  We have ownership interests in North Anna and Clover that are operated by Virginia Power, which has taken similar measures.  We have developed and implemented procedures to protect our employees from potential exposure to COVID-19 at our generating and corporate facilities.  There can be no assurance that any of these measures will fully protect us from the impact of the ongoing COVID-19 pandemic.  Beginning in mid-March 2020, the majority of our headquarters personnel began telecommuting with no disruption in business operations.  While such practices have not impacted productivity or disrupted our business to date, over a prolonged period of time, such practices could adversely impact our ability to conduct our business in the ordinary course.  Further, current and future potential employees may consider workplace practices and conditions, including the ability to telecommute, and this may impact our ability to retain and attract employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal properties consist of our interest in five electric generating facilities, additional distributed generation facilities across our member distribution cooperatives’ service territories, and a limited amount of transmission facilities.  Substantially all of our physical properties are subject to the lien of our Indenture.  Our generating facilities consist of the following:

Generating Facility	Ownership Interest	Location	Primary Fuel	Commercial Operation Date	Net Capacity Entitlement (1)
Wildcat Point	100%	Cecil County, Maryland	Natural Gas	04/2018	980 MW

North Anna	11.6%	Louisa County, Virginia	Nuclear	Unit 1 – 06/1978 (2) Unit 2 – 12/1980 (2)	110 MW 110 MW
					220 MW

Clover	50%	Halifax County, Virginia	Coal	Unit 1 – 10/1995 Unit 2 – 03/1996	220 MW 218 MW
					438 MW

Louisa	100%	Louisa County, Virginia	Natural Gas (3)	06/2003	504 MW

Marsh Run	100%	Fauquier County, Virginia	Natural Gas (3)	09/2004	504 MW

Distributed Generation	100%	Multiple	Diesel	07/2002 05/2016	20 MW 6 MW
					26 MW

				Total	2,672 MW

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

The Virginia Clean Economy Act requires that substantially all investor-owned utility generating facilities that emit CO2 as a by-product of combustion close by December 31, 2045, which would include Clover, which we co-own with Virginia Power, an investor-owned utility.  However, if the reliability or security of providing electric service to customers is threatened, a petition may be made by Virginia Power to the VSCC requesting relief from the closure requirement.

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

Distributed Generation Facilities

We have six distributed generation facilities in our member distribution cooperatives’ service territories primarily to enhance our system’s reliability.  We have 14 MW and 12 MW of distributed generation to serve our member distribution cooperatives on the Virginia mainland and the Virginia portion of the Delmarva Peninsula, respectively.

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

We pursued recovery as a separate breach of an oral contract claim in the Circuit Court for the County of Henrico in the Commonwealth of Virginia.  In 2019, PJM removed the matter to United States District Court for the Eastern District of Virginia and filed a motion to dismiss, and we filed a motion to remand the matter to state court.  In 2020, the court granted PJM’s motion to dismiss and denied our motion to remand the matter to state court.  We filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit, oral arguments were held on October 28, 2021, and on January 19, 2022, the court affirmed the denial of our motion to remand the matter back to state court and dismissed the case.  We are currently evaluating our options.  We did not record a receivable related to this matter.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Caution Regarding Forward-looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding matters that could have an impact on our business, financial condition, and future operations.  These statements, based on our expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors.  These risks, uncertainties, and other factors include, but are not limited to: general business conditions; demand for energy; federal and state legislative and regulatory actions, and legal and administrative proceedings; the impact of the ongoing COVID-19 pandemic on our business, financial condition, and future operations; changes in and compliance with environmental laws and regulations; general credit and capital market conditions; weather conditions; the cost and availability of commodities used in our industry; disruption due to cybersecurity threats or incidents; and unanticipated changes in operating expenses and capital expenditures.  Our actual results may vary materially from those discussed in the forward-looking statements as a result of these and other factors.  Any forward-looking statement speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.

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

Our results from operations for the year ended December 31, 2021, were primarily impacted by the decrease in our total energy rate to our member distribution cooperatives, the increase in the average cost of fuel, PJM’s economic dispatch of our generating facilities, the increase in emissions allowances due to Virginia joining RGGI, and differences in weather.

•

Total revenues from sales to our member distribution cooperatives decreased 5.7% as compared to 2020, primarily due to the 15.9% decrease in our total energy rate to our member distribution cooperatives effective January 1, 2021.  The decrease was partially offset by the 3.8% increase in energy sales in MWh to our member distribution cooperatives.  The weather in the first half of 2020 was mild and the weather in the first half of 2021 was more typical and contributed to the increase in energy sales in MWh.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased 6.4%.  Purchased capacity costs decreased 38.1% due to the decrease in costs to meet our PJM capacity obligation.  Purchased energy costs decreased 3.0% due to the 7.5% decrease in the volume of purchased energy, slightly offset by the 4.9% increase in the average cost of purchased energy.  The decrease in the volume of purchased energy was primarily the result of increased generation from our owned facilities, due to PJM’s economic dispatch.

•	Fuel expense increased 15.4% as a result of the 7.8% increase in the average cost of fuel and the 7.0% increase in generation from our owned facilities.
•	Operations and maintenance expense increased 27.3% primarily due to the increase in costs related to emissions allowances and scheduled outages at our owned facilities.
•

Net margin attributable to ODEC increased $7.9 million, as a result of the $8.7 million equity contribution approved by our board of directors in December 2021.  Subsequently our board of directors declared a patronage capital retirement of $8.7 million.

Our financial condition as of December 31, 2021, was primarily impacted by the increase in the fair value of derivatives related to natural gas which contributed to increases in cash and cash equivalents, other assets, regulatory liabilities, and other liabilities.

We believe our results for 2021 were not materially impacted by the ongoing COVID-19 pandemic.  We believe that other factors described above were the primary drivers of our results for 2021.  We continue to closely monitor how the pandemic will affect our operations, results of operations, financial condition, and cash flows, and have taken certain actions as a result of the pandemic.  See “Factors Affecting Results—COVID-19 Pandemic” below for a more detailed discussion.

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

Rate” below.  The following table details the reduction in revenues utilizing Margin Stabilization for the past three years:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Margin Stabilization adjustment	$11,614	$13,227	$7,175

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna.  As of December 31, 2021 and 2020, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $161.5 million, or 87.4% of our total asset retirement obligations, and $156.9 million, or 87.6% of our total asset retirement obligations, respectively.  Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts.  The third-party experts provide us with periodic site-specific “base year” cost studies in order to estimate the nature, cost, and timing of planned decommissioning activities for North Anna.  These cost studies are based on relevant information available at the time they are performed, however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results.  In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption.  Our current estimate is based on a study that was performed in 2019 and adopted effective December 31, 2019.  We are not aware of any events that have occurred since the 2019 study that would materially impact our estimate or that would have required an updated study to be performed in 2021.  See "Note 3—Accounting for Asset Retirement and Environmental Obligations” in Item 8.

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities.  The following table details the weighted average cost escalation rates used by the study:

Year Study Performed	Weighted Average Cost Escalation Rate
2002	3.27%
2005	2.42
2009	2.30
2014	2.04
2019	1.85

The weighted average cost escalation rate was applied if the cash flows increased as compared to the previous study.  The original weighted average cost escalation rate was applied if the cash flows decreased as compared to the previous study.  The use of alternative rates would have been material to the liabilities recognized.  For example, had we increased the cost escalation rates by 0.5%, the amount recognized as of December 31, 2021, for our asset retirement obligations related to nuclear decommissioning would have been $44.0 million higher.

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

Demand costs, which are primarily fixed costs, such as capacity costs under power purchase contracts with third parties, transmission costs, administrative and general expenses, depreciation expense, interest expense, margin requirement, and additional equity contributions approved by our board of directors, are recovered through our demand rates.  The formula rate allows us to change the actual demand rates we charge as our demand-related costs change, without FERC approval, with the exception of decommissioning cost, which is a fixed number in the formula rate that requires FERC approval prior to any adjustment.  FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula.  Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates.  We collect our total demand costs through the following three separate rates:

•	transmission service rate – designed to collect transmission-related and distribution-related costs;
•	RTO capacity service rate – designed to collect capacity costs in PJM that PJM allocates to ODEC and other PJM members; and
•	remaining owned capacity service rate – designed to collect all remaining demand costs not billed and/or recovered under the transmission service and RTO capacity service rates.

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

Indenture

In addition to the requirements of our formula rate, our Indenture obligates us to establish and collect rates for service to our member distribution cooperatives, which are reasonably expected to yield a margins for interest ratio for each fiscal year equal to at least 1.10, subject to any necessary regulatory or judicial approvals.  The Indenture requires that these amounts, together with other moneys available to us, provide us moneys sufficient to remain in compliance with our obligations under the Indenture.  We calculate the margins for interest ratio by dividing our margins for interest by our interest charges.

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

In calculating margins for interest under the Indenture, we factor in any item of net margin, loss, income, gain, earnings or profits of any of our affiliates or subsidiaries, only if we have received those amounts as a dividend or other distribution from the affiliate or subsidiary, or if we have made a contribution to, or payment under a guarantee or like agreement for an obligation of, the affiliate or subsidiary.  Any amounts that we are required to refund in subsequent years do not reduce margins for interest as calculated under the Indenture for the year the refund is paid.  Margins for interest was 1.37, 1.21, and 1.29, for the years ended December 31, 2021, 2020, and 2019, respectively.

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

COVID-19 Pandemic

Impact on Results of Operations and Financial Condition

For 2021, we do not believe there was a material impact attributable to the COVID-19 pandemic on our results of operations, financial condition, or cash flows.

In 2021, our total revenues decreased $27.1 million, or 3.4%, as compared to 2020.  The decrease was primarily due to the 15.9% decrease in our total energy rate to our member distribution cooperatives, effective January 1, 2021, partially offset by more typical weather in the first half of 2021 as compared to the mild weather in the first half of 2020.

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  We supply power requirements (energy and demand) to our eleven member distribution cooperatives subject to substantially identical wholesale power contracts with each of them.  We sell excess power and renewable energy credits to non-members at prevailing market prices as control is transferred.  In 2021, energy sales in MWh to our member distribution cooperatives increased 3.8% as compared to the prior year.  We believe a significant portion of the increase relates to differences in weather.

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

The formula rate provides for the recovery of costs, margin requirement, and any additional equity contributions approved by our board of directors, from our member distribution cooperatives.  See “Formula Rate” above.  We operate on a cost plus specified margin basis; therefore, our net margin is not a function of total revenues.  Our margin requirement is equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors.  We bill our member distribution cooperatives monthly, and each member distribution cooperative is required to pay us monthly for power furnished under its wholesale power contract.  To date, our member distribution cooperatives’ ability to pay their invoices to us has not been impacted.  Under an existing program, our member distribution cooperatives have the option to prepay their invoices from us or to extend payment of their invoices for 60 days.  As of December 31, 2021, prepayments totaled $92.3 million and there were no extended payments.

Workforce Considerations

We have transitioned back to pre-pandemic schedules at our generating facilities and have an ongoing contingency plan for staffing at these facilities.  We have developed and implemented procedures to protect our employees from potential exposure to COVID-19 at our generating and corporate facilities.  We believe we can maintain an adequate workforce at our generating facilities and corporate office to ensure no disruption in business operations.

Ongoing Considerations

We are continuing to monitor ways in which the impact of the ongoing COVID-19 pandemic could affect our operations, results of operations, financial condition, and cash flows.  The extent to which the pandemic will impact us is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic and the actions taken in response to the pandemic.  See “Risk Factors” in Item 1A.

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

We bill energy to each of our member and non-member customers based on the total MWh delivered to them each month.  We bill demand costs through three separate rates: a transmission service rate, an RTO capacity service rate, and a remaining owned capacity service rate.  See “Formula Rate” above.  The transmission service rate is billed to each of our member distribution cooperatives based on its contribution to the single zonal coincident peak (the hour of the month the need for energy is highest) for the prior year within each of the PJM transmission zones.  The RTO capacity service rate is billed to each of our member distribution cooperatives based on its contribution to the average of the five hourly PJM coincident peaks in the prior year, subject to add-backs for participation in PJM demand response programs.  Through December 31, 2020, the remaining owned capacity service rate was billed to each of our member distribution cooperatives based on its contribution to the monthly zonal coincident peak.  Beginning January 1, 2021, the remaining owned capacity service rate is billed based on the average hourly demand in the prior 12-month period from September 1 to August 31.

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

The heating and cooling degree days for the past three years were as follows:

	2021	2020	2019
Heating degree days	3,042	2,750	3,228
Cooling degree days	1,348	1,361	1,554
•	Economy – General economic conditions have an impact on the rate of growth of our member distribution cooperatives’ energy requirements.
•	Residential growth – Residential growth in our member distribution cooperatives’ service territories and increases in consumption levels increase the requirements for power.
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

In 2021, our generating facilities satisfied approximately 91.8% of our PJM capacity obligation and 55.6% of our energy requirements.   We obtained the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts.  The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases.  See “Power Supply Resources” in Item 1 and “Properties” in Item 2.

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

PJM balances its members’ power requirements with the power resources available to supply those requirements.  Based on this evaluation of supply and demand, PJM schedules and dispatches available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner.  Thus, PJM directs the dispatch of these facilities even though it does not own them.  When PJM cannot dispatch the most economical generating facilities due to transmission constraints, PJM will dispatch more expensive generating facilities to meet power requirements.  For these reasons, actions by PJM may materially affect our operating results.  PJM compensates us for the capacity of our generating facilities made available without regard to whether our generating facilities are dispatched.  See “Power Supply Resources—PJM” in Item 1.

We transmit power to our member distribution cooperatives through the transmission facilities subject to PJM operational control.  We have agreements with PJM which provide us with access to transmission facilities under PJM’s control as necessary to deliver energy to our member distribution cooperatives.  We own a limited amount of transmission facilities.  See “Transmission” in Item 2.

Transmission owners within PJM have made significant investments in their transmission systems.  Because transmission rates are established to recover the cost of investment plus a return on the investment, PJM's rates for network transmission services have increased significantly in recent years.  Our transmission costs are impacted each year by billing determinants, which are based on our usage during either the peak hour of the year or the peak hour of each month, depending upon the transmission zone.  See “Results of Operations—Operating Expenses” below.

Limited Exception under Wholesale Power Contracts

We have a wholesale power contract with each of our member distribution cooperatives.  Each contract obligates us to sell and deliver to the member distribution cooperative, and obligates the member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions.  One of the limited exceptions permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from owned generation or other suppliers.  Such load can be returned to us with proper notice.  If all of our member distribution cooperatives elected to utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 178 MW of demand and associated energy.  We do not anticipate that the current or potential full utilization of this exception or the return of load by our member distribution cooperatives will have a material impact on our operations, results of operations, financial condition, or cash flows.  For further discussion on Wholesale Power Contracts, see “Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1.

Generating Facilities

Our operating expenses, and consequently our rates to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch direction of PJM.  See “PJM” above.

Operational Availability

The operational availability of our owned generating resources for the past three years was as follows:

	Year Ended December 31,
	2021	2020	2019
Wildcat Point	88.2%	90.0%	75.6%
North Anna	91.5	93.6	91.3
Clover	74.9	69.8	68.9
Louisa	93.6	95.7	94.5
Marsh Run	96.6	92.1	94.2

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the past three years as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Year Ended December 31,
	2021	2020	2019
Wildcat Point	40.4%	35.1%	40.7%
North Anna	92.8	95.1	92.5
Clover	12.0	16.6	17.1

Each unit at North Anna is scheduled for refueling approximately every 18 months.  While only one unit is refueled at a time, this refueling schedule typically results in both units being off-line for refueling during the same calendar year once every three years.  During 2021 and 2020, one unit at North Anna was off-line for refueling and during 2019, both units at North Anna were off-line for refueling.

Changing Environmental Legislation and Regulation

We are subject to extensive federal and state regulation regarding environmental matters.  This regulation is becoming increasingly stringent through amendments to federal and state statutes and the development of regulations authorized by existing law.  Future federal and state legislation and regulations present the potential for even greater obligations to limit the impact on the environment from the operation of our generating and transmission facilities.  The impact of these developments can have a material adverse effect on our results of operations, financial condition, or cash flows, depending on the final terms of new regulations and how those rules are implemented.  See “Regulation— Environmental” in Item 1 and “Risk Factors” in Item 1A.

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues by type of purchaser and our energy sales in MWh for the past three years were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$328,045	$375,714	$471,767
Renewable energy credits	36	33	26
Demand revenues	398,819	395,067	426,678
Total revenues from sales to member distribution cooperatives	726,900	770,814	898,471
Non-members
Energy revenues	45,255	31,431	29,483
Renewable energy credits	8,485	5,438	4,672
Demand revenues	—	21	56
Total revenues from sales to non-members	53,740	36,890	34,211
Total operating revenues	$780,640	$807,704	$932,682

Energy sales to:	(in MWh)
Member distribution cooperatives	11,329,811	10,916,844	11,483,669
Non-members	958,309	1,386,307	946,311
Total energy sales	12,288,120	12,303,151	12,429,980

Average cost of energy to member distribution cooperatives (per MWh)	$28.95	$34.42	$41.08
Average total cost to member distribution cooperatives (per MWh)	$64.16	$70.61	$78.24

Member Distribution Cooperatives

In 2021, total revenues from sales to our member distribution cooperatives decreased $43.9 million, or 5.7%, as compared to 2020. Energy revenues decreased $47.7 million, or 12.7%, primarily due to the 15.9% decrease in our total energy rate, effective January 1, 2021, partially offset by the 3.8% increase in energy sales in MWh to our member distribution cooperatives.  The weather in the first half of 2020 was mild and the weather in the first half of 2021 was more typical and contributed to the increase in energy sales in MWh to our member distribution cooperatives.  Demand revenues were relatively flat as compared to 2020.

The following table summarizes the changes to our total energy rate since 2019, which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Total Energy Rate Change	% Change
January 1, 2019	(1.3)
January 1, 2020	(16.2)
January 1, 2021	(15.9)
January 1, 2022	20.3

Operating Expenses

The following is a summary of the components of our operating expenses for the past three years.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Fuel	$166,517	$144,348	$172,921
Purchased power	234,471	250,546	332,216
Transmission	131,290	128,427	159,995
Deferred energy	(28,116)	26,660	22,522
Operations and maintenance	78,294	61,518	74,647
Administrative and general	41,372	43,023	48,938
Depreciation and amortization	70,416	69,902	68,752
Amortization of regulatory asset/(liability), net	16,458	9,069	(35,056)
Accretion of asset retirement obligations	5,664	5,463	5,539
Taxes, other than income taxes	9,171	9,275	9,412
Total Operating Expenses	$725,537	$748,231	$859,886

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

Total operating expenses decreased $22.7 million, or 3.0%, for 2021 as compared to 2020, primarily as a result of the decreases in deferred energy expense and purchased power expense, partially offset by increases in fuel expense and operations and maintenance expense.

•

Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $54.8 million. We under-collected $28.1 million in 2021 and over-collected $26.7 million in 2020.

•

Purchased power expense, which includes the cost of purchased energy and capacity, decreased $16.1 million, or 6.4%, due to the $9.3 million, or 38.1%, decrease in capacity-related purchased power expense, and the $6.8 million, or 3.0%, decrease in purchased energy costs.  Purchased capacity costs decreased due to the decrease in costs to meet our PJM capacity obligation.  Purchased energy costs decreased due to the 7.5% decrease in the volume of purchased energy, slightly offset by the 4.9% increase in the average cost of purchased energy.  The decrease in the volume of purchased energy was the result of increased generation from our owned facilities, due to PJM’s economic dispatch.

•	Fuel expense increased $22.2 million, or 15.4%, as a result of the 7.8% increase in the average cost of fuel and the 7.0% increase in generation from our owned facilities.
•

Operations and maintenance expense increased $16.8 million, or 27.3%, primarily due to the increase in costs related to emissions allowances and scheduled outages at our owned facilities.  The increase in emissions allowances was primarily due to our additional purchases of allowances to comply with state law following Virginia joining RGGI in 2021.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility, and capitalized interest.  The major components of interest charges, net for the past three years were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Interest on long-term debt	$(55,705)	$(57,831)	$(59,931)
Interest on revolving credit facility	(400)	(2,078)	(802)
Other interest	(429)	(888)	(2,506)
Total interest charges	(56,534)	(60,797)	(63,239)
Allowance for borrowed funds used during construction	877	491	466
Interest charges, net	$(55,657)	$(60,306)	$(62,773)

Net Margin Attributable to ODEC

In 2021, net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased $7.9 million, as a result of the $8.7 million equity contribution in 2021 and the absence of an equity contribution in 2020.  See “Factors Affecting Results—Formula Rate” above and "Note 1—Summary of Significant Accounting Policies—Patronage Capital” in Item 8.

Patronage Capital Retirement

On December 14, 2021, our board of directors approved an additional equity contribution of $8.7 million, and subsequently declared a patronage capital retirement of $8.7 million.  As a result of the December 14, 2021 declaration, we reduced patronage capital and increased accounts payable–members by $8.7 million.  The $8.7 million patronage capital retirement will be paid on March 25, 2022.

Discussion of Results of Operations Comparing 2020 to 2019

For discussion of our financial results comparing 2020 to 2019, see “Results of Operations” in Item 7 of our 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2021.

Financial Condition

The principal changes in our financial condition from December 31, 2020 to December 31, 2021, were caused by increases in regulatory liabilities, other assets, accounts payable–members, nuclear decommissioning trust, accounts payable, and other liabilities; the decrease in accounts receivable–members; and the change in deferred energy.

•

Regulatory liabilities increased $77.9 million primarily due to the increase in the fair value of derivatives related to natural gas and financial transmission rights, and the unrealized gain on the North Anna nuclear decommissioning fund.

•	Other assets increased $44.9 million primarily due to the increase in the fair value of derivatives related to natural gas and financial transmission rights.
•	Accounts payable–members increased $42.2 million primarily due to the $35.1 million increase in member prepayments and the $8.7 million patronage capital retirement in 2021.
•	Nuclear decommissioning trust increased $34.3 million due to the increase in the market value of the investments.
•	Accounts payable increased $21.9 million due to the increase in trade payables.

•	Other liabilities increased $20.3 million primarily due to the decrease in the NYMEX margin account for derivatives related to natural gas.
•

Accounts receivable–members decreased $16.8 million due to the $10.3 million decrease in wholesale power invoices for December 2021 as compared to December 2020, and the $6.5 million decrease in member distribution cooperatives’ extended payment balances.

•

Deferred energy changed $28.1 million as a result of the under-collection of our energy costs in 2021 as compared to an over-collection in 2020.  The deferred energy balance was an under-collection of $5.0 million at December 31, 2021, and an over-collection of $23.1 million at December 31, 2020.

Equity Ratio

Our equity ratio was 30.3% and 28.8%, as of December 31, 2021 and 2020, respectively.  Equity ratio equals patronage capital divided by the sum of our long-term debt, revolving credit facility, long-term debt due within one year, and patronage capital.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

In 2021, 2020, and 2019, our operating activities provided cash flows of $197.6 million, $197.7 million, and $18.0 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totaled $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  We did not have any borrowings outstanding under this facility as of December 31, 2021 and 2020; however, the interest rate on borrowings would have been 1.1%.  As of December 31, 2021 and 2020, we had a $0.5 million letter of credit outstanding under this facility.

The syndicated credit agreement contains customary conditions to borrowing and the issuance of letters of credit, representations and warranties, covenants, and events of default, which, if they occur, would terminate our ability to borrow amounts under this facility and potentially accelerate any outstanding loans under this facility at the election of the lenders.  These events of default include:

•	our failure to timely pay any principal and interest due under the credit facility;
•	a breach by us of our representations and warranties in the credit agreement or related documents;
•

a breach of a covenant contained in the credit agreement, which, in some cases we are given an opportunity to cure and, in certain cases, includes a debt to capitalization and a margins for interest financial covenant;

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

The calculation of the interest on borrowings under the facility currently is based upon LIBOR.  The syndicated credit agreement contains a provision that will result in interest rates being based upon a replacement index for LIBOR, if necessary.  It is not clear how the interest rate will be calculated using the replacement index.  The phase-out of LIBOR and the substitution of a new benchmark replacement is not expected to have a material adverse effect on our cost of borrowing due to the amounts typically outstanding under the syndicated credit agreement.  We do not have other loan agreements or financial instruments where the pricing is determined by reference to LIBOR.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and issuances of debt in the capital markets.  These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating facilities.  We currently have no plans to construct a major new generating facility or issue any additional long-term indebtedness in the near term.  We believe our cash from operations and funds available from our revolving credit facility will be sufficient to meet our currently anticipated future operational and capital requirements.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities.  Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities.  Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of December 31, 2021, had a balance of $276.7 million.  Our future contingent obligations primarily relate to power purchase and natural gas arrangements and we have no off-balance sheet obligations.  Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s.  We currently anticipate that cash from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, decommissioning trust obligations, and our contingent obligations as described above.

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities.  We review these projections periodically in order to update our calculations to reflect changes in our future plans, projects currently under consideration, construction costs, market factors, and other items affecting our forecasts.  Our actual capital expenditures could vary significantly from these projections.  The table below summarizes our actual and projected capital expenditures on a cash flow basis, including capitalized interest, for 2019 through 2024:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2019	2020	2021	2022	2023	2024
	(in millions)
Wildcat Point	$6.0	$68.9	$1.7	$3.0	$3.3	$0.5
North Anna nuclear fuel	16.9	7.8	7.9	9.3	14.2	8.6
North Anna	2.6	15.6	8.9	18.1	20.9	23.0
Clover	7.4	1.3	2.6	1.4	5.0	0.7
Transmission	0.5	1.9	5.0	10.9	13.3	11.4
Combustion turbine facilities	2.3	2.7	2.7	0.6	10.5	6.9
Other	0.6	0.2	1.1	4.5	21.4	15.2
Total	$36.3	$98.4	$29.9	$47.8	$88.6	$66.3

Nearly all of our capital expenditures consist of additions to electric plant and equipment.  Capital expenditures for North Anna include $10.0 million, $16.8 million, and $17.4 million, for 2022, 2023, and 2024, respectively, for costs related to license extension.  Projected capital expenditures for Transmission include costs related to transmission facility upgrades in accordance with the PJM planning processes.  Capital expenditures for Other include costs related to our administrative and general assets, distributed generation facilities, and energy storage.  Projected capital expenditures for Other primarily relate to energy storage.  We intend to use our cash flow from operations, borrowings under our revolving credit facility, and, if needed, issuances of debt in the capital markets to fund all of our currently projected capital requirements through 2024.

Power Purchase and Natural Gas Arrangements

Under the terms of most of our power purchase and natural gas arrangements, we typically agree to provide collateral under certain circumstances and require comparable terms from our counterparties.  The collateral we may be required to post with a counterparty, and vice versa, is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under a contract with a respective counterparty.  As of December 31, 2021, we were not required to post collateral with counterparties pursuant to the power purchase and natural gas arrangements we have in place.  Typically, collateral thresholds under our contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3,” respectively).  As of December 31, 2021, if our credit ratings had been below investment grade we estimate we would have been obligated to post between $75 million and $125 million of collateral with our counterparties.  This calculation is based on power and natural gas prices on December 31, 2021, and delivered power and natural gas for which we had not yet paid.  Depending on the difference between the price of power and natural gas under our contracts and the price of power and natural gas in the market at the time of the calculation, this amount could increase or decrease.  S&P, Moody’s, and Fitch currently rate our outstanding obligations issued under our Indenture at “A+,” “A1,” and “A+,” respectively.  Additionally, we have an issuer credit rating of “A+” from S&P, and an implied senior unsecured rating of “A+” from Fitch.

PJM requires that we provide collateral to support our obligations in connection with certain PJM transactions and as of December 31, 2021, we had posted collateral totaling $5.2 million.  In accordance with its credit policy, PJM subjects each member of PJM to a credit evaluation.  A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide additional collateral.  As of December 31, 2021, if PJM had determined that we needed to provide additional collateral to support our obligations as a result of our creditworthiness, PJM could have asked us to provide up to approximately $19.6 million.

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

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices.  As of December 31, 2021, we estimate that the fair value of our purchased power agreements, forward purchases of natural gas, and renewable energy credits held for sale was between $1.0 billion and $1.1 billion.  Approximately 42% of the fair value of this portfolio is estimable using observable market prices.  The remaining 58% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices.  In the absence of observable market prices, the valuation of the 58% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model.  As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio.  As an example of our portfolio’s exposure to market price risk, we estimate that a 10% change in the price of the commodities hedged by the portion of this portfolio with observable market prices would have changed the fair value of this portion of the portfolio by approximately $45.5 million as of December 31, 2021.  To the extent all or portions of our portfolio are liquidated above or below our original cost, these gains or losses are factored into the costs billed to our member distribution cooperatives pursuant to our formula rate.  See “Factors Affecting Results—Formula Rate” in Item 7.

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

Interest Rate Risk and Equity Price Risk

In 2021, all of our outstanding long-term debt accrued interest at fixed rates.

We maintain a revolving credit facility.  See “Liquidity and Capital Resources—Sources—Revolving Credit Facility” in Item 7.  Any amounts we borrow under this facility will accrue interest at a variable rate.  We did not have any borrowings outstanding under this facility as of December 31, 2021 and 2020; however, the interest rate on borrowings would have been 1.1%.  As of December 31, 2021 and 2020, we had a $0.5 million letter of credit outstanding under this facility.  We estimate that a 10% change in the weighted average interest rate would not have had a material effect on our interest expense as of December 31, 2021.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust so that the trust balance will cover the estimated costs to decommission North Anna at the time of decommissioning.  As of December 31, 2021, $187.4 million, $88.8 million, and $0.5 million were invested in equity securities, debt securities, and cash, respectively.  The value of these debt and equity securities will be impacted by changes in interest rates and price fluctuations in debt and equity markets.  To minimize adverse changes in the aggregate value of the trust, we actively monitor our portfolio by measuring the performance of the investments against market indices and by maintaining and reviewing established target allocation percentages of assets in the trust to various investment options.  We believe the trust’s exposure to changes in interest rates and price fluctuations in debt and equity markets will not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that as of December 31, 2021, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

March 16, 2022

/s/ Marcus M. Harris	/s/ Bryan S. Rogers
Marcus M. Harris	Bryan S. Rogers
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Old Dominion Electric Cooperative

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative (the Cooperative) as of December 31, 2021 and 2020, and the related consolidated statements of revenues, expenses, and patronage capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Cooperative at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Cooperative is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Cooperative's internal control over financial reporting.  Accordingly, we express no such opinion.

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

At December 31, 2021, the Cooperative’s nuclear asset retirement obligation (“ARO”) at North Anna totaled $161.5 million. As described in Note 3 to the consolidated financial statements, the Cooperative’s ARO associated with the legal obligation to retire North Anna Unit 1 and Unit 2 is recognized at fair value when incurred and capitalized as part of the related long-lived asset. The ARO is based on estimates and assumptions including the cost and method of decommissioning and the timing of the related cash flows, and the license period of the nuclear plant including the probability of license extensions. New decommissioning studies are performed approximately every four years or whenever factors indicate that there could be a material change to the estimate. The Cooperative, with the assistance of third-party experts, performed an updated decommissioning study in 2019. The Cooperative is not aware of any events that have occurred since the 2019 study that would materially impact the ARO estimate.

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
Richmond, Virginia
March 16, 2022

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

	2021	2020
ASSETS:	(in thousands)
Electric Plant:
Property, plant, and equipment	$2,542,407	$2,536,395
Less accumulated depreciation	(1,049,756)	(984,076)
Net Property, plant, and equipment	1,492,651	1,552,319
Nuclear fuel, at amortized cost	14,495	17,321
Construction work in progress	48,956	38,810
Net Electric Plant	1,556,102	1,608,450
Investments:
Nuclear decommissioning trust	276,658	242,337
Unrestricted investments and other	2,361	2,311
Total Investments	279,019	244,648
Current Assets:
Cash and cash equivalents	107,852	9,288
Accounts receivable	13,821	16,909
Accounts receivable–members	63,037	79,813
Fuel, materials, and supplies	61,808	61,273
Deferred energy	5,005	—
Prepayments and other	10,757	5,598
Total Current Assets	262,280	172,881
Deferred Charges and Other Assets:
Regulatory assets	22,253	31,131
Other assets	55,405	10,534
Total Deferred Charges and Other Assets	77,658	41,665
Total Assets	$2,175,059	$2,067,644
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$464,777	$453,470
Non-controlling interest	5,831	5,853
Total Patronage capital and Non-controlling interest	470,608	459,323
Long-term debt	1,020,759	1,069,324
Total Capitalization	1,491,367	1,528,647
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	82,988	61,044
Accounts payable–members	112,742	70,546
Accrued expenses	6,128	6,292
Deferred energy	—	23,112
Total Current Liabilities	250,899	210,035
Deferred Credits and Other Liabilities:
Asset retirement obligations	184,797	179,133
Regulatory liabilities	220,619	142,724
Other liabilities	27,377	7,105
Total Deferred Credits and Other Liabilities	432,793	328,962
Total Capitalization and Liabilities	$2,175,059	$2,067,644

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES, AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
	(in thousands)
Operating Revenues	$780,640	$807,704	$932,682
Operating Expenses:
Fuel	166,517	144,348	172,921
Purchased power	234,471	250,546	332,216
Transmission	131,290	128,427	159,995
Deferred energy	(28,116)	26,660	22,522
Operations and maintenance	78,294	61,518	74,647
Administrative and general	41,372	43,023	48,938
Depreciation and amortization	70,416	69,902	68,752
Amortization of regulatory asset/(liability), net	16,458	9,069	(35,056)
Accretion of asset retirement obligations	5,664	5,463	5,539
Taxes, other than income taxes	9,171	9,275	9,412
Total Operating Expenses	725,537	748,231	859,886
Operating Margin	55,103	59,473	72,796
Other income (expense), net	409	(105)	(162)
Investment income	20,162	13,106	7,188
Interest charges, net	(55,657)	(60,306)	(62,773)
Income taxes	8	(2)	(25)
Net Margin including Non-controlling interest	20,025	12,166	17,024
Non-controlling interest	22	(7)	(70)
Net Margin attributable to ODEC	20,047	12,159	16,954
Patronage Capital - Beginning of Period	453,470	441,311	428,663
Patronage Capital - Retirement	(8,740)	—	(4,306)
Patronage Capital - End of Period	$464,777	$453,470	$441,311

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$20,025	$12,166	$17,024
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	70,416	69,902	68,752
Other non-cash charges	16,886	17,121	16,951
Change in current assets	14,170	16,799	(27,530)
Change in deferred energy	(28,117)	26,660	22,521
Change in current liabilities	56,303	23,284	(23,692)
Change in regulatory assets and liabilities	72,527	33,157	(58,590)
Change in deferred charges and other assets and deferred credits and other liabilities	(24,619)	(1,432)	2,575
Net Cash Provided by Operating Activities	197,591	197,657	18,011
Investing Activities:
Purchases of held to maturity securities	—	—	(3,115)
Proceeds from sale of held to maturity securities	—	3,115	5,573
Purchases of available for sale securities	(15,000)	(24,800)	(53,828)
Proceeds from sale of available for sale securities	15,000	24,800	53,828
Increase in other investments	(20,105)	(12,561)	(5,636)
Electric plant additions	(29,881)	(98,395)	(36,263)
Net Cash Used for Investing Activities	(49,986)	(107,841)	(39,441)
Financing Activities:
Debt issuance costs	—	(235)	(257)
Payments of long-term debt	(49,041)	(40,792)	(40,792)
Draws on revolving credit facility	—	355,225	274,000
Repayments on revolving credit facility	—	(422,425)	(206,800)
Net Cash (Used for) Provided by Financing Activities	(49,041)	(108,227)	26,151
Net Change in Cash and Cash Equivalents	98,564	(18,411)	4,721
Cash and Cash Equivalents - Beginning of Period	9,288	27,699	22,978
Cash and Cash Equivalents - End of Period	$107,852	$9,288	$27,699

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities, and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.8 million as of December 31, 2021 and December 31, 2020.  The income taxes reported on our Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC, which is a taxable corporation.  As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest on our consolidated financial statements.  Our non-controlling, 50% or less, ownership interest in other entities for which we have significant influence is recorded using the equity method of accounting.  We have a power sales contract with TEC under which we may sell to TEC, power that we do not need to meet the needs of our member distribution cooperatives.  TEC then sells this power to the market under market-based rate authority granted by FERC.  In recent years, we have had no sales to TEC and TEC has had no sales to third parties.  Additionally, we have a separate contract under which we may purchase natural gas from TEC; however, we have not purchased natural gas from TEC in recent years.  TEC does not engage in speculative trading.

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

The impact that the ongoing COVID-19 pandemic will have on our consolidated results of operations, financial condition, or cash flows is uncertain.  We continue to actively manage our business to respond to this health crisis and will continue to evaluate the nature and extent of any impact.

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

Depreciation

We use the group method of depreciation and conduct depreciation studies approximately every five years.  Our last depreciation study was performed in 2016 and implemented in 2017.  Our depreciation rates were as follows:

	Depreciation Rates
Generating Facility	2021	2020	2019
Wildcat Point	3.1%	3.1%	3.1%
North Anna	3.3	3.3	3.3
Clover	1.9	1.9	1.9
Louisa	3.1	3.1	3.1
Marsh Run	3.0	3.0	3.0

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE.  The DOE did not begin accepting spent fuel in 1998 as specified in its contract with Virginia Power.  As a result, Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred and in 2012 signed a settlement agreement with the DOE.  By mutual agreement of the parties, the settlement agreement is extendable to provide for resolution of damages.  The settlement agreement has been extended to provide for periodic payments for damages incurred through December 31, 2022, and additional extensions are contemplated by the settlement agreement.  We continue to recognize receivables for certain spent nuclear fuel-related costs.  We believe the recovery of these costs from the DOE is probable.  As of December 31, 2021 and 2020, we had an outstanding receivable of $2.4 million and $3.2 million, respectively.

Fuel, Materials, and Supplies

Fuel, materials, and supplies is primarily composed of fuel and spare parts for our generating assets, renewable energy credits, and emission allowances, all of which are recorded at cost.  Fuel consists primarily of coal and No. 2 fuel oil.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used.  We capitalize interest on borrowings for significant construction projects.  Interest capitalized in 2021, 2020, and 2019, was $0.9 million, $0.5 million, and $0.5 million, respectively.

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

TEC is a taxable corporation and its provision for income taxes was immaterial for the years ended December 31, 2021, 2020, and 2019.

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

We sell excess purchased and generated energy and capacity to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  In 2021, 2020, and 2019, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the past three years were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$328,045	$375,714	$471,767
Renewable energy credits	36	33	26
Demand revenues	398,819	395,067	426,678
Total revenues from sales to member distribution cooperatives	726,900	770,814	898,471
Non-members
Energy revenues	45,255	31,431	29,483
Renewable energy credits	8,485	5,438	4,672
Demand revenues	—	21	56
Total revenues from sales to non-members	53,740	36,890	34,211
Total operating revenues	$780,640	$807,704	$932,682

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

Demand costs, which are primarily fixed costs, such as capacity costs under power purchase contracts with third parties, transmission costs, administrative and general expenses, depreciation expense, interest expense, margin requirement, and additional equity contributions approved by our board of directors, are recovered through our demand rates.  The formula rate allows us to change the actual demand rates we charge as our demand-related costs change, without FERC approval, with the exception of decommissioning cost, which is a fixed number in the formula rate that requires FERC approval prior to any adjustment.  FERC approval is also needed to change account classifications currently in the formula or to add accounts not otherwise included in the current formula.  Additionally, depreciation studies are required to be filed with FERC for its approval if they would result in a change in our depreciation rates.  We collect our total demand costs through the following three separate rates:

•	transmission service rate – designed to collect transmission-related and distribution-related costs;
•	RTO capacity service rate – designed to collect capacity costs in PJM that PJM allocates to ODEC and other PJM members; and
•	remaining owned capacity service rate – designed to collect all remaining demand costs not billed and/or recovered under the transmission service and RTO capacity service rates.

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Margin Stabilization adjustment	$11,614	$13,227	$7,175

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

Debt Issuance Costs

Capitalized costs associated with the issuance of long-term debt totaled $5.2 million and $5.7 million as of December 31, 2021 and 2020, respectively, and are included as a direct reduction to long-term debt.  Capitalized costs associated with our revolving credit facility totaled $0.6 million and $0.9 million as of December 31, 2021 and 2020, respectively, and are recorded in other assets.  These costs are being amortized using the effective interest method over the life of the respective long-term debt issuances and revolving credit facility, and are included in interest charges, net.

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy revenues collected from our member distribution cooperatives and our energy expenses.  The deferred energy balance represents the net accumulation of any under- or over-collection of energy costs.  Under-collected energy costs appear as an asset and will be collected from our member distribution cooperatives in subsequent periods through our formula rate.  Conversely, over-collected energy costs appear as a liability and will be returned to our member distribution cooperatives in subsequent periods through our formula rate.  As of December 31, 2021 and 2020, we had an under-collected deferred energy balance of $5.0 million and an over-collected deferred energy balance of $23.1 million, respectively.

The following table summarizes the changes to our total energy rate since 2019, which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Total Energy Rate Change	% Change
January 1, 2019	(1.3)
January 1, 2020	(16.2)
January 1, 2021	(15.9)
January 1, 2022	20.3

Financial Instruments (including Derivatives)

Investments included in the nuclear decommissioning trust are carried at fair value.  Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or a regulatory asset, respectively, until realized.

Unrestricted investments in debt securities that we have the positive intent and ability to hold to maturity are recorded at amortized cost.  Non-marketable equity investments, which are accounted for under the equity method, are included in other investments and recorded at cost.  Equity securities in other investments are recorded at fair value.  See Note 8—Investments.

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

Patronage Capital

We are organized and operate as a cooperative.  Patronage capital represents our retained net margins, which have been allocated to our members based upon their respective power purchases in accordance with our bylaws.  Any distributions of patronage capital are subject to the discretion of our board of directors and the restrictions contained in our Indenture.  See Note 10—Long-term Debt for discussion of the restrictions contained in the Indenture.

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

On December 14, 2021, our board of directors approved an additional equity contribution of $8.7 million, and subsequently declared a patronage capital retirement of $8.7 million.  As a result of the December 14, 2021 declaration, we reduced patronage capital and increased accounts payable–members by $8.7 million.  The $8.7 million patronage capital retirement will be paid on March 25, 2022.

On November 19, 2019, our board of directors approved an additional equity contribution of $4.3 million, and subsequently declared a patronage capital retirement of $4.3 million.  As a result of the November 19, 2019 declaration, we reduced patronage capital and increased accounts payable–members by $4.3 million.  The $4.3 million patronage capital retirement was paid on March 27, 2020.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, derivatives, and receivables arising from sales to our members and non-members.  Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $63.0 million and $79.8 million, as of December 31, 2021 and 2020, respectively.

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

NOTE 2—Electric Plant

Our net electric plant was composed of the following as of December 31, 2021:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$877,789	$416,259	$707,333	$440,168	$100,858	$2,542,407
Accumulated depreciation	(98,726)	(260,491)	(414,647)	(241,051)	(34,841)	(1,049,756)
Net Property, plant, and equipment	779,063	155,768	292,686	199,117	66,017	1,492,651
Nuclear fuel, at amortized cost	—	14,495	—	—	—	14,495
Construction work in progress	7	41,312	1,311	51	6,275	48,956
Net Electric Plant	$779,070	$211,575	$293,997	$199,168	$72,292	$1,556,102

Our net electric plant was composed of the following as of December 31, 2020:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$875,528	$415,227	$706,417	$438,418	$100,805	$2,536,395
Accumulated depreciation	(71,656)	(249,546)	(401,363)	(228,378)	(33,133)	(984,076)
Net Property, plant, and equipment	803,872	165,681	305,054	210,040	67,672	1,552,319
Nuclear fuel, at amortized cost	—	17,321	—	—	—	17,321
Construction work in progress	989	34,961	1,110	—	1,750	38,810
Net Electric Plant	$804,861	$217,963	$306,164	$210,040	$69,422	$1,608,450

Wildcat Point

We own Wildcat Point, a 980 MW (net capacity entitlement) natural gas-fueled combined cycle generation facility.  Wildcat Point achieved commercial operation on April 17, 2018.

North Anna

We hold an 11.6% undivided ownership interest in North Anna, a two-unit, 1,892 MW (net capacity entitlement) nuclear power facility operated by Virginia Power, which owns the balance of the plant.  We are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna.  Our portion of assets, liabilities, and operating expenses associated with North Anna are included on our consolidated financial statements in accordance with proportionate consolidation accounting.  As of December 31, 2021 and 2020, we had an outstanding accounts payable balance of $7.9 million and $3.8 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at North Anna.

Clover

We hold a 50% undivided ownership interest in Clover, a two-unit, 877 MW (net capacity entitlement) coal-fired electric generation facility operated by Virginia Power, which owns the balance of the plant.  We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover.  Our portion of assets, liabilities, and operating expenses associated with Clover are included on our consolidated financial statements in accordance with proportionate consolidation accounting.  As of December 31, 2021 and 2020, we had an outstanding accounts payable balance of $5.5 million and $2.1 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna.  At December 31, 2021 and 2020, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $161.5 million and $156.9 million, respectively.  Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts.  A new study was performed in 2019, and we adopted it effective December 31, 2019, which resulted in an additional layer related to the asset retirement obligation associated with North Anna.  The additional layer resulted in an increase to our asset retirement cost and our asset retirement obligation of $37.6 million.  The increase is related to costs associated with spent fuel, including the change in methodology to be utilized, as a result of the DOE delay for acceptance of spent fuel, as well as the change in the market risk premium and inflation rates utilized to calculate our costs.  We are not aware of any events that have occurred since the 2019 study that would materially impact our estimate or that would have required an updated study to be performed in 2020.  We are required to maintain a funded trust to satisfy our future obligation to decommission the North Anna facility.  See Note 8—Investments.

The following represents changes in our asset retirement obligations for the years ended December 31, 2021 and 2020 (in thousands):

Asset retirement obligations as of December 31, 2019	$173,669
Accretion expense	5,464
Asset retirement obligations as of December 31, 2020	$179,133
Accretion expense	5,664
Asset retirement obligations as of December 31, 2021	$184,797

The cash flow estimates for North Anna’s asset retirement obligation are based upon an assumption of an additional 20-year life extension, which will extend the life of Unit 1 to April 1, 2058, and the life of Unit 2 to August 21, 2060.  Virginia Power, the co-owner of North Anna, submitted an application to the NRC in August 2020 for an additional 20-year operating license extension for North Anna.  Given the life extension, the nuclear decommissioning trust was, and currently is, estimated to be adequate to fund North Anna’s asset retirement obligation and no additional funding was, or is, currently required.  We ceased collection of decommissioning expense in August 2003 with the approval of FERC.  As we are not currently collecting decommissioning expense in our rates, we are deferring the difference between the earnings on the nuclear decommissioning trust and the total asset retirement obligation related depreciation and accretion expense for North Anna as part of our asset retirement obligation regulatory liability.  See Note 9—Regulatory Assets and Liabilities.

NOTE 4—Power Purchase Agreements

In 2021, 2020, and 2019, our owned generating facilities together furnished approximately 55.6%, 52.0%, and 56.3%, respectively, of our energy requirements.  The remaining needs were satisfied through purchases of power in the market through long-term and short-term physically-delivered forward power purchase contracts.  We also purchased power in the spot energy market.  This approach to meeting our member distribution cooperatives’ energy requirements is not without risks.  To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy and sales of excess energy.  Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market price risks.  These policies and procedures, developed in consultation with ACES, an energy trading and risk management company, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility.  We are required to post collateral from time to time due to changes in power prices.  As of December 31, 2021, we were not required to post collateral and as of December 31, 2020, we had posted $7.5 million. Additionally, PJM requires that we provide collateral to support our obligations in connection with certain PJM transactions.  As of December 31, 2021 and 2020, we had posted $5.2 million and $1.2 million, respectively.

Our purchased power expense for 2021, 2020, and 2019 was $234.5 million, $250.5 million, and $332.2 million, respectively.

As of December 31, 2021, our power purchase obligations under the various agreements were as follows:

Year Ended December 31,	Capacity and Energy Obligations
(in millions)
2022	$61.7
2023	50.2
2024	13.8
$125.7

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

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration.  We estimate that purchases under this exception constituted less than 2.0% of our member distribution cooperatives’ total energy requirements in 2021.

There are two additional limited exceptions to the all-requirements nature of the contracts. One exception permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from owned generation or other suppliers.  Such load can be returned to us with proper notice.  The other exception permits our member distribution cooperatives to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. As of December 31, 2021, none of our member distribution cooperatives had utilized this latter exception.

If all of our member distribution cooperatives elected to fully utilize the 5% or 5 MW exception, we estimate the current impact would be a reduction of approximately 178 MW of demand and associated energy.  The following table summarizes the cumulative removal of load requirements under this exception.

As of December 31,	MW
2019	108
2020	111
2021	140

We do not anticipate that the current or potential full utilization of this exception or the return of load by our member distribution cooperatives will have a material impact on our results of operations, financial condition, or cash flows.

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

Revenues from our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Rappahannock Electric Cooperative	$223.3	$237.6	$279.7
Shenandoah Valley Electric Cooperative	138.2	144.5	168.4
Delaware Electric Cooperative, Inc.	109.1	110.0	121.6
Choptank Electric Cooperative, Inc.	72.1	73.7	83.1
Southside Electric Cooperative	51.8	56.9	69.8
A&N Electric Cooperative	44.0	48.0	54.7
Mecklenburg Electric Cooperative	32.6	36.8	45.1
Prince George Electric Cooperative	20.2	22.9	26.9
Northern Neck Electric Cooperative	16.9	20.2	24.1
Community Electric Cooperative	10.5	11.0	14.1
BARC Electric Cooperative	8.2	9.2	11.0
Total	$726.9	$770.8	$898.5

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$89,227	$89,227	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	187,431	—	—	—
Unrestricted investments and other (3)	212	—	212	—
Derivatives - gas and power (4)	50,793	32,078	3,705	15,010
Total Financial Assets	$327,663	$121,305	$3,917	$15,010

Derivatives - gas and power (4)	$4,291	$—	$4,291	$—
Total Financial Liabilities	$4,291	$—	$4,291	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$76,037	$76,037	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	166,300	—	—	—
Unrestricted investments and other (3)	166	—	166	—
Derivatives - gas and power (4)	3,478	1,582	480	1,416
Total Financial Assets	$245,981	$77,619	$646	$1,416

Derivatives - gas and power (4)	$6,406	$—	$6,406	$—
Total Financial Liabilities	$6,406	$—	$6,406	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 8—Investments.

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of December 31,	As of December 31,
Commodity	Unit of Measure	2021	2020
Natural gas	MMBTU	58,640,000	55,630,000
Purchased power - financial transmission rights	MWh	9,156,789	6,922,373

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of December 31,	As of December 31,
	Balance Sheet Location	2021	2020
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$35,783	$2,062
Financial transmission rights	Other assets	15,010	1,416
Total derivatives in an asset position		$50,793	$3,478

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$4,291	$6,406
Total derivatives in a liability position		$4,291	$6,406

The Effect of Derivative Instruments on the Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Years Ended December 31, 2021 and 2020

				Amount of Gain
	Amount of Gain		Location of	(Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory
	in Regulatory		Reclassified	Asset/Liability
	Asset/Liability for		from Regulatory	into Income for
Derivatives Accounted for	Derivatives as of		Asset/Liability	the Year
Utilizing Regulatory Accounting	December 31,		into Income	Ended December 31,
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Natural gas futures contracts	$34,703	$(5,043)	Fuel	$26,758	$(37,242)
Purchased power	15,010	1,416	Purchased Power	9,463	(261)
Total	$49,713	$(3,627)		$36,221	$(37,503)

NOTE 8—Investments

Investments were as follows as of December 31, 2021 and 2020:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
December 31, 2021
Nuclear decommissioning trust (1)
Debt securities	$84,701	$4,052	$—	$88,753	$88,753
Equity securities	92,916	94,923	(408)	187,431	187,431
Cash and other	474	—	—	474	474
Total Nuclear Decommissioning Trust	$178,091	$98,975	$(408)	$276,658	$276,658

Other
Equity securities	$157	$55	$—	$212	$212
Non-marketable equity investments	2,149	2,370	—	4,519	2,149
Total Other	$2,306	$2,425	$—	$4,731	$2,361
					$279,019
December 31, 2020
Nuclear decommissioning trust (1)
Debt securities	$66,727	$7,493	$—	$74,220	$74,220
Equity securities	89,472	76,828	—	166,300	166,300
Cash and other	1,817	—	—	1,817	1,817
Total Nuclear Decommissioning Trust	$158,016	$84,321	$—	$242,337	$242,337

Other
Equity securities	$132	$34	$—	$166	$166
Non-marketable equity investments	2,145	2,340	—	4,485	2,145
Total Other	$2,277	$2,374	$—	$4,651	$2,311
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

Contractual maturities of debt securities as of December 31, 2021, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Other (1)	$—	$—	$88,753	$—	$88,753
Total	$—	$—	$88,753	$—	$88,753

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

NOTE 9—Regulatory Assets and Liabilities

In accordance with Accounting for Regulated Operations, we record regulatory assets and liabilities that result from our ratemaking.  Our regulatory assets and liabilities as of December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$2,518	$4,382
Deferred asset retirement costs	230	246
NOVEC contract termination fee	17,128	19,575
Interest rate hedge	1,604	1,754
Voluntary prepayment to NRECA Retirement Security Plan	773	1,547
Deferred net unrealized losses on derivative instruments	—	3,627
Total Regulatory Assets	$22,253	$31,131

Regulatory Assets included in Current Assets:
Deferred energy	$5,005	$—

Regulatory Liabilities:
North Anna asset retirement obligation deferral	$72,226	$58,231
North Anna nuclear decommissioning trust unrealized gain (net of losses)	98,567	84,321
Unamortized gains on reacquired debt	113	172
Deferred net unrealized gains on derivative instruments	49,713	—
Total Regulatory Liabilities	$220,619	$142,724

Regulatory Liabilities included in Current Liabilities
Deferred energy	$—	$23,112

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

•

Voluntary prepayment to NRECA Retirement Security Plan.  In April 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the IRC.  It is considered a multi-employer plan under accounting standards.  We recorded this prepayment as a regulatory asset which will be fully amortized in 2022.  See Note 12—Employee Benefit Plans.

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

•	North Anna nuclear decommissioning trust unrealized gain (net of losses) reflects the unrealized gain on the investments in the nuclear decommissioning trust.
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

NOTE 10—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2021	2020
	(in thousands)
$250,000,000 principal amount of First Mortgage Bonds, 2017 Series A due 2037 at an interest rate of 3.33%	$200,000	$212,500
$260,000,000 principal amount of First Mortgage Bonds, 2015 Series A due 2044 at an interest rate of 4.46%	260,000	260,000
$72,000,000 principal amount of First Mortgage Bonds, 2015 Series B due 2053 at an interest rate of 4.56%	72,000	72,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series A due 2043 at an interest rate of 4.21%	50,000	50,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series B due 2053 at an interest rate of 4.36%	50,000	50,000
$90,000,000 principal amount of First Mortgage Bonds, 2011 Series A due 2040 at an interest rate of 4.83%	57,000	60,000
$165,000,000 principal amount of First Mortgage Bonds, 2011 Series B due 2040 at an interest rate of 5.54%	156,750	165,000
$95,000,000 principal amount of First Mortgage Bonds, 2011 Series C due 2050 at an interest rate of 5.54%	68,875	71,250
$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	72,912	83,328
$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	87,500	100,000
	1,075,037	1,124,078
Debt issuance costs	(5,237)	(5,713)
Current maturities	(49,041)	(49,041)
	$1,020,759	$1,069,324

As of December 31, 2021 and 2020, deferred gains and losses on reacquired debt totaled a net loss of approximately $2.4 million and $4.2 million, respectively.  Deferred gains and losses on reacquired debt are deferred under regulatory accounting.  See Note 9—Regulatory Assets and Liabilities.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ended December 31,	(in thousands)
2022	$49,041
2023	49,041
2024	49,041
2025	49,041
2026	49,041
2027 and thereafter	829,832
$1,075,037

The aggregate fair value of long-term debt was $1,292.5 million and $1,374.8 million as of December 31, 2021 and 2020, respectively, based on current market prices.  For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

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

 Additionally, we maintain a revolving credit facility.  See Note 11—Liquidity Resources.

NOTE 11—Liquidity Resources

 We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totaled $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025.  We did not have any borrowings outstanding under this facility as of December 31, 2021 and 2020; however, the interest rate on borrowings would have been 1.1%.  As of December 31, 2021 and 2020, we had a $0.5 million letter of credit outstanding under this facility.

Borrowings under the syndicated credit agreement that are based on Eurodollar rates bear interest at LIBOR plus a margin ranging from 0.90% to 1.5%, depending on our credit ratings.  Borrowings not based on Eurodollar rates, including swingline borrowings, bear interest at the highest of (1) the federal funds effective rate plus 0.5%, (2) the prime commercial lending rate of the administrative agent, and (3) the daily LIBOR for a one-month interest period plus 1.0%, plus in each case a margin ranging from 0.0% to 0.5%.  The syndicated credit agreement contains a provision that will result in interest rates being based upon a replacement index for LIBOR, if necessary.  It is not clear how the interest rate will be calculated using the replacement index.  The phase-out of LIBOR is not expected to have a material adverse effect on our cost of borrowing due to the amounts typically outstanding under the syndicated credit agreement.  Additionally, we are also responsible for customary unused commitment fees, an administrative agent fee, and letter of credit fees.

The syndicated credit agreement contains customary conditions to borrowing or the issuance of letters of credit, representations and warranties, and covenants.  This agreement obligates us to maintain a debt to capitalization ratio of no more than 0.85 to 1.00 and to maintain a margins for interest ratio of no less than 1.10 times interest charges (calculated in accordance with our Indenture).  Outstanding loans under this agreement may be accelerated following, among other things:

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

We maintain a program which allows our member distribution cooperatives to prepay or extend payment on their monthly power bills.  Under this program, we pay interest on prepayment balances at a blended investment and short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and short-term borrowing rate.  Amounts prepaid by our member distribution cooperatives are included in accounts payable–members and as of December 31, 2021 and 2020, were $92.3 million and $57.2 million, respectively.  Amounts extended to our member distribution cooperatives are included in accounts receivable–members and as of December 31, 2021 there were no amounts extended and as of December 31, 2020, the amounts extended to our member distribution cooperatives was $6.5 million.

NOTE 12—Employee Benefit Plans

Substantially all of our employees participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the IRC.  It is considered a multi-employer plan under accounting standards.  The legal name of the plan is the NRECA Retirement Security Plan; the employer identification number is 53–0116145, and the plan number is 333.  Plan information is available publicly through the annual Form 5500, including attachments.  The plan year is January 1 through December 31.  In total, the NRECA Retirement Security Plan was over 80% funded on January 1, 2021 and 2020, based on the PPA funding target and PPA actuarial value of assets on those dates.  The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement.  In 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan and recorded this payment as a regulatory asset which will be fully amortized in 2022.  There has been no funding improvement plan or rehabilitation plan implemented nor is one pending, and we did not pay a surcharge to the plan for 2021.

We also participate in the Deferred Compensation Pension Restoration Plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the NRECA Retirement Security Plan because of the IRC limitations; participation in this plan was closed to new participants as of January 1, 2015.

Our required contribution to the NRECA Retirement Security Plan and the Deferred Compensation Pension Restoration Plan totaled $4.0 million, $4.0 million, and $3.7 million in 2021, 2020, and 2019, respectively.  In each of these years, our contributions represented less than 5% of the total contributions made to the plan by all participating employers.

Beginning in 2019, we adopted the Executive Benefit Restoration Plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the NRECA Retirement Security Plan because of the IRC limitations.  We have recorded a liability of $0.3 million in other liabilities.

Pension expense, inclusive of administrative fees, was $5.5 million, $5.1 million, and $4.7 million for 2021, 2020, and 2019, respectively.  Pension expense for 2021, 2020, and 2019 includes $0.8 million related to the amortization of the voluntary prepayment regulatory asset.

We have a defined contribution 401(k) retirement plan and we match up to the first 2% of each participant’s base salary.  Our matching contributions were $0.3 million in 2021, 2020, and 2019.

NOTE 13—Supplemental Cash Flows Information

Cash paid for interest, net of amounts capitalized, in 2021, 2020, and 2019, was $53.3 million, $57.9 million, and $60.3 million, respectively.  Cash paid for income taxes was immaterial in 2021, 2020, and 2019.  Accrued capital expenditures in 2021, 2020, and 2019 were $2.7 million, $3.8 million, and $69.8 million, respectively.

NOTE 14—Commitments and Contingencies

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

Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $13.5 billion of liability protection on a per site, per nuclear incident basis, via obligations required of owners of nuclear power plants, and allows for an inflationary adjustment every five years.  During the first quarter of 2021, the total liability protection per nuclear incident available to all participants in the secondary financial protection program decreased from $13.8 billion to $13.7 billion.  During the second quarter of 2021, the total liability protection per nuclear incident available to all participants in the secondary financial protection program decreased from $13.7 billion to $13.5 billion.  These decreases do not impact Virginia Power or our responsibility per active unit under the Price-Anderson Amendments Act of 1988.  Owners of nuclear facilities could be assessed up to $138 million for each of their licensed reactors not to exceed $21 million per year per reactor.  There is no limit to the number of incidents for which this retrospective premium can be assessed.  Virginia Power, the co-owner of North Anna, is responsible for operating North Anna.  Under several of the nuclear insurance policies procured by Virginia Power to which we are a party, we are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies.

As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage.  All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

Our share of the maximum retrospective premium assessments for the coverage assessments described above is estimated to be a maximum of $34.9 million as of December 31, 2021.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management has assessed our internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that as of December 31, 2021, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.  We have not identified any material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no material changes that occurred during the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We have not identified any adverse impact on our internal control over financial reporting despite the majority of our headquarters personnel telecommuting due to the COVID-19 pandemic.  The design of our processes and controls allows for remote execution with accessibility to secure data.  We are continually monitoring and assessing the ongoing COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

We are governed by a board of 23 directors, consisting of two representatives from each of our member distribution cooperatives and one representative from TEC.  Pursuant to our bylaws, each of our eleven member distribution cooperatives, in good standing, may recommend candidates that meet director qualifications to the nominating committee of our board of directors.  At the annual meeting of the members, the nominating committee nominates candidates for election to our board of directors.  At least one candidate from each member distribution cooperative must be a director of that member distribution cooperative.  The other candidate must be either a director or employee of the member distribution cooperative.  Currently and historically, this other candidate is the CEO of that member distribution cooperative.  As a result, each of the candidates for director on our board has a developed understanding of the issues affecting electric cooperatives and the provision of electric services based on many years of industry experience.  The candidates for director are elected to our board of directors by a majority vote of the voting delegates from our members.  Each member has one voting delegate.  We do not control who the member distribution cooperative recommends to the nominating committee.  As a result, our board of directors has not developed criteria for the composition of our board, such as diversity, for use in identifying nominees to our board of directors.  One director currently serves as a director on behalf of a member distribution cooperative and TEC.  Each elected candidate is authorized to represent that member for a renewable term of one year.  Our board of directors sets policy and provides direction to our President and CEO.  Our board of directors meets approximately 11 times each year.

Information concerning those serving on our board of directors, including principal occupation and employment during the past five years, qualifications in addition to those referred to above, and directorships in public corporations, if any, is listed below.

Christopher S. Botulinski (49).  Interim CEO of BARC Electric Cooperative since December 2021 and COO of BARC Electric Cooperative since April 2021.  Mr. Botulinski served as Vice President of Engineering at Southwestern Electric Cooperative, Inc. from January 2017 to April 2021.  Mr. Botulinski has been a director of ODEC since December 2021.

Michael K. Brown (62).  Executive Director of the National Association of State Conservation Agencies since 2010.  Mr. Brown has been a director of ODEC since January 2022, and a director of Delaware Electric Cooperative, Inc. since 2011.

Paul H. Brown (76).  Retired, formerly Vice President of Commercial Lending at Bank of Southside Virginia where he served from 1995 to 2012.  Mr. Brown has been a director of ODEC since 2013 and a director of Prince George Electric Cooperative since 2008.

John J. Burke, Jr. (65).  Associate broker at Gunther McClary Real Estate since 2004.  Mr. Burke has been a director of ODEC since 2016 and a director of Choptank Electric Cooperative, Inc. since 2010.

Darlene H. Carpenter (75).  Realtor with Century 21 New Millennium since 2013.  Ms. Carpenter has been a director of ODEC since 2009 and a director of Rappahannock Electric Cooperative since 1984.

Earl C. Currin, Jr. (78).  Retired, formerly Provost at Southside Community College where he served from 1970 to 2007.  Dr. Currin has been a director of ODEC since 2008 and a director of Southside Electric Cooperative since 1986.

E. Garrison Drummond (70).  Retired, formerly an insurance agent with Drummond Insurance Agency, Inc. from 1984 to 2017.  Mr. Drummond has been a director of ODEC since 2012 and a director of A&N Electric Cooperative since 2002.

Jeffrey S. Edwards (58).  President and CEO of Southside Electric Cooperative since 2007.  Mr. Edwards has been a director of ODEC since 2007.

Chad N. Fowler (43).  Operations manager of Roger Fowler Sales and Service since 2000.  Mr. Fowler has been a director of ODEC since 2016 and a director of Community Electric Cooperative since 2007.

Hunter R. Greenlaw, Jr. (76).  President of G.L.M.G. General Contractors, a real estate development and general contracting company since 1974.  Mr. Greenlaw has been a director of ODEC since 1991 and a director of Northern Neck Electric Cooperative since 1979.

Steven A. Harmon (60).  President and CEO of Community Electric Cooperative since 2013.  Mr. Harmon has been a director of ODEC since 2013.

John D. Hewa, Jr. (49).  President and CEO of Rappahannock Electric Cooperative since August 2020.  Mr. Hewa served as COO of Rappahannock Electric Cooperative from January 2020 to August 2020 and served as Vice President Corporate Services from July 2017 to December 2019.  Mr. Hewa served as CEO of Pedernales Electric Cooperative, Inc. from July 2013 to May 2017.  Mr. Hewa has been a director of ODEC since September 2020.

Bradley H. Hicks (51).  President and CEO of Northern Neck Electric Cooperative since June 2020.  Mr. Hicks served as President and CEO of Habersham EMC from October 2017 to September 2019.  Mr. Hicks served as Vice President, Engineering and Energy Innovations at Pedernales Electric Cooperative, Inc. from January 2014 to June 2017.  Mr. Hicks has been a director of ODEC since July 2020.

David J. Jones (73).  Owner/operator of Big Fork Farms since 1970.  Mr. Jones has been a director of ODEC since 1986 and a director of Mecklenburg Electric Cooperative since 1982.

John C. Lee, Jr. (61).  President and CEO of Mecklenburg Electric Cooperative since 2008.  Mr. Lee has been a director of ODEC since 2008.

Cary J. Logan, Jr. (42).  President and CEO of Prince George Electric Cooperative since April 2019.  Mr. Logan served as Vice President of Engineering at Prince George Electric Cooperative from 2015 to March 2019.  Mr. Logan has been a director of ODEC since April 2019.

Micheal E. Malandro (45).  President and CEO of Choptank Electric Cooperative, Inc. since April 2019.  Mr. Malandro served as President and CEO of Prince George Electric Cooperative from 2015 to March 2019.  Mr. Malandro has been a director of ODEC since 2015.

Suzanne S. Obenshain (59).  Owner of SBVA Properties, LLC. since May 2005.  Ms. Obenshain has been a director of ODEC since July 2020 and a director of Shenandoah Valley Electric Cooperative since 2016.

Gregory S. Rogers (55).  President and CEO of Shenandoah Valley Electric Cooperative since July 2020.  Mr. Rogers served as Acting CEO of Shenandoah Valley Electric Cooperative from April 2020 to July 2020 and as Vice President of Engineering and Operations from September 2016 to April 2020.  Mr. Rogers has been a director of ODEC since May 2020.

Gregory J. Starheim (59).  President and CEO of Delaware Electric Cooperative, Inc. since July 2021.  Mr. Starheim served as Senior Vice President of National Rural Utilities Cooperative Finance Corporation from July 2015 to May 2021. Mr. Starheim has been a director of ODEC since August 2021.

Keith L. Swisher (67).  Owner/operator of Swisher Valley Farms, LLC since 1976.  Mr. Swisher has been a director of ODEC since 2008 and a director of BARC Electric Cooperative since 1981.

Belvin Williamson, Jr. (58).  President and CEO of A&N Electric Cooperative since 2016.  Mr. Williamson has been a director of ODEC since 2016.

Audit Committee Financial Expert

We do not have an audit committee financial expert because of our cooperative governance structure and the cumulative experience all our directors have with matters affecting electric cooperatives in their roles as a chief executive officer or director of one of our member distribution cooperatives.  In addition, the audit committee meets regularly with our independent public accounting firm regarding our financial reporting, internal controls over financial reporting, and other related matters, and employs the services of accounting and financial consultants as it deems necessary.

Executive Officers

Our President and CEO administers our day-to-day business and affairs.  Our executive officers, their respective ages, positions, and relevant business experience are listed below.

Marcus M. Harris (49).  President and Chief Executive Officer of ODEC since April 2018.  Mr. Harris served as Executive Vice President and CEO at Kansas Electric Power Cooperative from 2014 to March 2018.

Bryan S. Rogers (53).  Senior Vice President and Chief Financial Officer since July 2018.  Mr. Rogers joined ODEC in 1996 and has held various accounting positions, including Vice President and Controller from 2007 to June 2018.

D. Richard Beam (64).  Senior Vice President and Chief Operating Officer since January 2019.  Mr. Beam joined ODEC in 1987 and has held various power supply positions, including Senior Vice President of Power Supply from 2013 to December 2018.  Mr. Beam retired on March 1, 2022.

Micheal L. Hern (66).  Senior Vice President and Chief Legal Officer since July 2019, when he joined ODEC.  Mr. Hern served as a partner and President Emeritus at LeClairRyan from December 2016 to July 2019 and as President of LeClairRyan from 2000 to December 2016.  During this time at LeClairRyan, he performed legal services as outside general counsel to ODEC.

Kirk D. Johnson (52).  Senior Vice President of Member Engagement since February 2019.  Mr. Johnson served as Senior Vice President of Government Relations at NRECA from 2011 to January 2019.

Effective March 2, 2022, Mr. Christopher F. Cosby was promoted to Senior Vice President of Power Supply.

Christopher F. Cosby (47).  Senior Vice President of Power Supply beginning March 2, 2022.  Mr. Cosby held the position of Vice President of Regulatory Affairs from January 2021 to March 1, 2022 and held the position of Director of Asset Management from April 2018 to January 2021.  Mr. Cosby served as North America Steam and Boiler Portfolio Program Manager at General Electric Company from May 2016 to April 2018.

Code of Ethics

We have a code of ethics which applies to all of our employees, including our President and CEO, Senior Vice President and CFO, and Vice President and Controller.  A copy of our code of ethics is available without charge by sending a written request to ODEC, Attention: Ms. Allyson B. Pittman, Vice President and Controller, 4201 Dominion Boulevard, Glen Allen, VA 23060.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General Philosophy

Our compensation philosophy has four objectives:

•	attract and retain a qualified, diverse workforce through a competitive compensation program;
•	provide equitable and fair compensation;
•	support our business strategy; and
•	ensure compliance with applicable laws and regulations.

Named Executive Officers

For fiscal year 2021, our named executive officers (“NEOs”) include the following five individuals:

•	Marcus M. Harris, President and Chief Executive Officer
•	Bryan S. Rogers, Senior Vice President and Chief Financial Officer
•	D. Richard Beam, Senior Vice President and Chief Operating Officer
•	Micheal L. Hern, Senior Vice President and Chief Legal Officer
•	Kirk D. Johnson, Senior Vice President of Member Engagement

Total Compensation Package

We compensate our President and CEO and other executive officers through the use of a total compensation package, which includes base salary, competitive benefits, and the potential of a bonus.  Our President and CEO’s base salary is derived from salary data provided by a third party through a national compensation survey.  The national compensation survey data includes data from the labor market for positions with similar responsibilities.

Targeted Overall Compensation

Our compensation program utilizes detailed job descriptions for all of our employees including executive officers, with the exception of the President and CEO, as an instrument to establish benchmarked positions.  The market compensation information for each position is derived from salary data provided by third parties through national compensation surveys and includes salary data for positions within the determined competitive labor market.  Our job descriptions are reviewed annually and include job responsibilities, required knowledge, skills and abilities, and formal education and experience necessary to accomplish the requirements of the position which in turn helps us achieve operational goals.  Utilizing this information, our human resources department determines a market-based salary for each position.  A third-party consultant, Burton-Fuller Management, reviews the market-based salary data we compiled for reasonableness annually.  We have defined market-based salary as approximately the 50th percentile of the market.  Another third-party consultant, Intandem LLC, created a performance appraisal instrument for the President and CEO position.

Process for Determining NEO Compensation

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

Cash Bonuses

Our practice has been to, on infrequent occasions, award cash bonuses related to a specific event, such as the consummation of a significant transaction.  At the discretion of our board of directors, a bonus may be awarded to our President and CEO.  At the discretion of our President and CEO, bonuses may be awarded to the other executive officers.  Mr. Rogers was awarded a $2,000 bonus in 2021.

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

We also have a defined contribution 401(k) retirement plan that is available to all employees in regular positions.  Under the 401(k) plan for 2021, employees could elect to have up to 100% or $19,500, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf.  We match up to the first 2% of each participant’s base salary.  Also, a catch-up contribution is available for participants in the plan once they attain age 50.  The maximum catch-up contribution for 2021 was $6,500.

In addition, we have a non-qualified executive deferred compensation plan (the “Deferred Compensation Plan”).  Our board of directors, at its discretion, determines who may participate in the Deferred Compensation Plan as well as an annual contribution, if any, up to the maximum amount permitted under IRC Section 457(b).  Employees with the title of Vice President and above may participate in this plan.  We made a $19,500 contribution to the plan for the benefit of our President and CEO in 2021.  See “Deferred Compensation Plan” below.

Pension Restoration Plans

We participate in two pension restoration plans.  Each plan intends to provide a supplemental benefit for executive officers who would have a reduction in the pension benefit from the NRECA Retirement Security Plan because of IRC limitations.  We participate in the Executive Benefit Restoration Plan and our President and CEO, Senior Vice President and CFO, Senior Vice President and CLO, and Senior Vice President of Member Engagement are currently the only participants in this plan. Our Senior Vice President and COO participated in the Deferred Compensation Pension Restoration Plan.  Participation in the Deferred Compensation Pension Restoration Plan was closed to new participants as of January 1, 2015.

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our President and CEO receives during contract discussions with him.  Mr. Harris was entitled to personal use of a company automobile, which amounted to $3,837 in 2021.

The executive officers participate in our other benefit plans on the same terms as other employees.  These plans include the defined benefit pension plan, the 401(k) plan, medical insurance, life insurance and accidental death and dismemberment, long-term disability, medical reimbursement and dependent care flexible spending accounts, health savings account, fitness facility membership, vacation, holiday, and sick leave.  Relocation benefits are reimbursed for all employees who transfer to another location at the request or convenience of ODEC in accordance with our relocation policy.  We believe these benefits are customary for similar employers.

Change in Control

There is no provision in our President and CEO’s employment agreement or any other arrangement with any other NEOs that increases or decreases any amounts payable to him as a result of a change in control.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our NEOs for services rendered to us in all capacities during each of the last three fiscal years.  The table also identifies the principal capacity in which each of these executives served.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value and Non-qualified Deferred Compensation Earnings (1)	All Other Compen-sation (2)	Total
Marcus M. Harris	2021	$786,625	$—	$272,482	$29,137	$1,088,244
President and CEO	2020	775,000	—	191,296	33,389	999,685
	2019	675,000	—	83,835	25,872	784,707

Bryan S. Rogers	2021	337,366	2,000	485,560	5,800	830,726
Senior Vice President and CFO	2020	332,380	3,000	409,975	5,700	751,055
	2019	316,103	—	41,571	5,600	363,274

D. Richard Beam	2021	352,739	—	349,137	5,800	707,676
Senior Vice President and COO	2020	347,526	3,000	419,008	5,700	775,234
	2019	337,404	—	55,076	5,600	398,080

Micheal L. Hern (3)	2021	313,635	—	99,505	5,800	418,940
Senior Vice President and Chief Legal Officer	2020	309,000	—	35,429	2,615	347,044
	2019	124,615	—	—	—	124,615

Kirk D. Johnson (4)	2021	344,999	—	319,797	5,800	670,596
Senior Vice President of Member Engagement	2020	339,900	—	352,259	5,700	697,859
	2019	279,231	—	86,147	27,139	392,517

(1)

The Change in Pension Value and Non-qualified Deferred Compensation Earnings column above and the Present Value of Accumulated Benefit in the Pension Benefits table below disclose the aggregate change in the actuarial present value of the NRECA Retirement Security Plan for each named executive officer, and for Mr. Harris, Mr. Rogers, Mr. Hern, and Mr. Johnson, also includes benefits under the Executive Benefit Restoration Plan.

(2)	See the All Other Compensation table below.

(3)	Mr. Hern joined ODEC on July 31, 2019. Accordingly, his compensation for 2019 includes only the compensation received by Mr. Hern after such date.
(4)	Mr. Johnson joined ODEC on February 25, 2019. Accordingly, his compensation for 2019 includes only the compensation received by Mr. Johnson after such date.

The following table sets forth information concerning all other compensation awarded to, earned by, or paid to our NEOs during 2021.

ALL OTHER COMPENSATION

Name	Matching Contributions under 401(k) Plan	Contributions under Deferred Compensation Plan	Perquisites and other personal benefits (1)	Total
Marcus M. Harris	$5,800	$19,500	$3,837	$29,137
Bryan S. Rogers	5,800	—	—	5,800
D. Richard Beam	5,800	—	—	5,800
Micheal L. Hern	5,800	—	—	5,800
Kirk D. Johnson	5,800	—	—	5,800

(1)	For Mr. Harris, includes the personal use of a company automobile.

Potential Payments upon Termination or Change in Control

Except for Mr. Harris, none of our NEOs have any contractual termination benefits other than as provided under the retirement plans in which they participate and none of our NEOs have any change in control benefits.

Employment Agreement

Mr. Marcus M. Harris – President and CEO

We have an employment agreement with our President and CEO.  We do not have an employment agreement with any of our other NEOs or our Vice President and Controller.

On December 20, 2019, ODEC entered into an employment agreement with Marcus M. Harris, our President and CEO.  The commencement date of the agreement is January 1, 2020.  The agreement is for the term of three years, with an automatic one-year extension unless Mr. Harris or ODEC gives written notice one year prior to the expiration of the agreement.  The agreement provides that he would receive an annual base salary of $775,000, effective as of January 1, 2020.  Salary adjustments shall be considered at each year end and shall be awarded at the discretion of the board of directors.  In addition to his annual compensation, Mr. Harris is eligible to participate in the Deferred Compensation Plan, and in 2021, ODEC made a contribution of $19,500 to the Deferred Compensation Plan for the benefit of Mr. Harris.  The board of directors also may grant Mr. Harris an annual bonus at its discretion.  Mr. Harris is also entitled to participate in all benefit plans available to the employees of ODEC.

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

Based upon a hypothetical termination date of December 31, 2021, in addition to any benefits that he otherwise would have been entitled to receive including benefits under our 401(k) plan, pension plan, supplemental retirement plans, and any unused vacation, Mr. Harris would have been entitled to receive the following:

Cash severance	$786,625
Medical Insurance	22,302
Total	$808,927

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

Other Executive Officers

Based upon a hypothetical termination date of December 31, 2021, Mr. Rogers, Mr. Beam, Mr. Hern, and Mr. Johnson would only be entitled to the benefits accrued under the retirement plans in which they participate, and any unused vacation.  See “Plans” above and “Defined Benefit Plans” below for more information as to the benefits that would be paid under the retirement plans in which they participate.

Defined Benefit Plans

The following table lists the estimated values under the NRECA Retirement Security Plan, the Deferred Compensation Pension Restoration Plan, and the Executive Benefit Restoration Plan as of December 31, 2021.  As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits was limited to $290,000, effective January 1, 2021.

PENSION BENEFITS (1)

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Year
Marcus M. Harris (2)	NRECA Retirement Security Plan	6.00	$378,414	$—
	Executive Benefit Restoration Plan	3.67	289,495	—

Bryan S. Rogers	NRECA Retirement Security Plan	24.33	1,727,505	—
	Executive Benefit Restoration Plan	24.33	109,691	—

D. Richard Beam	NRECA Retirement Security Plan	34.33	2,819,294	—
	Deferred Compensation Pension Restoration Plan	34.33	—	410,455

Micheal L. Hern	NRECA Retirement Security Plan	1.42	127,401	—
	Executive Benefit Restoration Plan	1.42	7,533	—

Kirk D. Johnson (3)	NRECA Retirement Security Plan	19.00	1,399,589	—
	Executive Benefit Restoration Plan	2.92	57,675	—

(1)	Numerical amounts in this table were computed as of December 31, 2021, and the present value amounts were determined using the same assumptions used for financial reporting purposes.
(2)

Mr. Harris participated in the NRECA Retirement Security Plan with a former employer and earned 2.33 years of credited service with the former employer and earned 3.67 years of credited service with ODEC.

(3)

Mr. Johnson participated in the NRECA Retirement Security Plan with a former employer and earned 16.08 years of credited service with his former employer and earned 2.92 years of credited service with ODEC.

The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for social security or other offset amounts.  The participant’s annual pension at his or her normal retirement date, currently age 62 under the plan, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service.  The multiplier was 1.7% commencing January 1, 1992.  The number of years of credited service is as of the end of the current year for each of the named executives.  The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum.  The lump sum amounts are calculated using the 30-year Treasury rate (1.62% for 2021) and the PPA three segment yield rates (0.53%, 2.31%, and 3.09% for 2021) and the required Internal Revenue Service mortality table for lump sum payments (Group Annuity Reserving 1994, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and PPA Retirement Plan 2000 at 2021 combined unisex 50%/50% mortality in combination with the PPA rates).  Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

The Executive Benefit Restoration Plan and the Deferred Compensation Pension Restoration Plan are intended to provide a supplemental benefit for employees who would have had a reduction in their pension benefit because of IRC limitations.

Deferred Compensation Plan

In 2006, we adopted the Deferred Compensation Plan, a non-qualified plan, for the purposes of allowing participants to defer their compensation and providing supplemental deferred compensation within the statutory maximums permitted under IRC Section 457(b).  Our board of directors determined that, beginning in 2019, employees with the title of Vice

President and above may participate in this plan.  In 2021, Mr. Harris was the only NEO who participated in the plan.  Under the Deferred Compensation Plan, Mr. Harris’ annual deferrals cannot exceed the lesser of 100% of Mr. Harris’ annual compensation or $19,500 for 2021, adjusted by and subject to specified tax laws, during any year in which we are exempt from federal income taxation.  Amounts credited to Mr. Harris under the Deferred Compensation Plan will be credited with earnings or losses equal to those made by an investment in one or more funds of a specified regulated investment company designated by him.

The following table sets forth the non-qualified deferred compensation paid to our NEOs in 2021:

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Gains/(Losses) in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (2)
Marcus M. Harris	$—	$19,500	$23,164	$—	$208,883
Bryan S. Rogers	—	—	—	—	—
D. Richard Beam	—	—	—	—	—
Micheal L. Hern	—	—	—	—	—
Kirk D. Johnson	—	—	—	—	—
(1)	For Mr. Harris, includes a $19,500 ODEC contribution to the Deferred Compensation Plan, which is included in the Summary Compensation table in the “All Other Compensation” column.
(2)

For Mr. Harris, includes a balance of $74,486 which was transferred to ODEC from his former employer, and $51,604 which was previously reported as compensation to Mr. Harris in our Summary Compensation Table for fiscal years prior to fiscal year 2021.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”).  During 2021, our outside directors were compensated by a monthly retainer of $3,800 and were also paid for meetings and other official activities at a rate of $500 per day and $250 per partial day and for teleconferences, if such meetings or other official activities occurred outside the normal board of directors meeting dates.  All directors are entitled to be reimbursed for out-of-pocket expenses incurred in attending meetings and other official activities.  Our directors receive no other compensation from us.  We do not provide our directors pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options.  The following table sets forth the compensation we paid to our directors in 2021:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total
Paul H. Brown	$45,600	$45,600
John J. Burke, Jr.	46,100	46,100
Darlene H. Carpenter	46,100	46,100
Earl C. Currin, Jr.	45,600	45,600
E. Garrison Drummond	45,600	45,600
Chad N. Fowler	45,600	45,600
Hunter R. Greenlaw, Jr.	47,350	47,350
Bruce A. Henry	45,600	45,600
David J. Jones	46,350	46,350
Suzanne S. Obenshain	45,600	45,600
Keith L. Swisher	45,600	45,600
	$505,100	$505,100

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

CEO Pay Ratio

The annual total compensation of Mr. Marcus M. Harris, our President and CEO, was $1,088,244 in 2021.  Based on reasonable estimates, the median annual total compensation of all of our employees, excluding our President and CEO, was $165,052 for 2021.  Accordingly, for 2021, the ratio of the total compensation of our President and CEO to the median of the annual total compensation of all of our other employees was 6.6 to 1.

We identified our median employee based on salary earned in 2021 by each individual who was employed by us on November 15, 2021. We annualized the salary of all permanent employees who were not employed through the entire year.

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
Keith L. Swisher

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Because we are a cooperative, all of our directors are representatives of our members.  Our members include our member distribution cooperatives, which are our principal customers, and TEC.  Due to the extent of the payments by each member distribution cooperative to us, our directors are not independent based on the definition of “independence” of the New York Stock Exchange listing standards.

There are no related person transactions in 2021 that the SEC would require to be reported under its rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP served as our independent registered public accounting firm during 2021.  The following table presents fees for services provided by Ernst & Young LLP for the two most recent fiscal years.  All Audit, Audit-Related, and Tax Fees shown below were pre-approved by the Audit Committee in accordance with its established procedures.

	2021	2020
Audit Fees (1)	$368,740	$368,740
Audit-Related Fees (2)	—	3,000
Tax Fees (3)	9,939	8,704
All Other Fees	—	—
Total	$378,679	$380,444

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

For fiscal years 2021 and 2020, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.

Audit Committee Preapproval Process for the Engagement of Auditors

All audit, tax, and other services to be performed by Ernst & Young LLP for us must be pre-approved by the Audit Committee.  The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services.  Pre-approval is granted usually at regularly scheduled meetings.  During 2021 and 2020, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy.

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

*10.2 Nuclear Fuel Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December 28, 1982, amended and restated October 17, 1983 (filed as exhibit 10.1 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992). (P)

*10.3 Purchase, Construction and Ownership Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of December 28, 1982, amended and restated October 17, 1983 (filed as exhibit 10.2 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992). (P)

*10.4 Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, dated as of May 31, 1990 (filed as exhibit 10.4 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992). (P)

*10.5 Amendment No. 1 to the Clover Purchase, Construction and Ownership Agreement between Old Dominion Electric Cooperative and Virginia Electric and Power Company, effective March 12, 1993 (filed as exhibit 10.34 to the Registrant’s Form S-1 Registration Statement, File No. 33-61326, filed on April 19, 1993). (P)

*10.6 Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, dated as of May 31, 1990 (filed as exhibit 10.6 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992). (P)

*10.7 Amendment to the Clover Operating Agreement between Virginia Electric and Power Company and Old Dominion Electric Cooperative, effective January 17, 1995 (filed as exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 33-46795, on March 15, 1995). (P)

*10.8 Mutual Operating Agreement, dated as of May 18, 2005, between Virginia Electric and Power Company and Old Dominion Electric Cooperative (filed as exhibit 10.66 to the Registrant's Form 10-K for the year ended December 31, 2005, File No. 000-50039, on March 21, 2006).

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

†10.17 Employment letter, dated January 14, 2022, of Old Dominion Electric Cooperative and agreed and accepted by Christopher F. Cosby.

*†10.18 Executive Deferred Compensation Plan, dated June 30, 2006, adopted on December 18, 2006 (filed as exhibit 10.2 to the Registrant’s Form 8-K File No. 000-50039, on December 21, 2006).

*†10.19 Amended and Restated Deferred Compensation Pension Restoration Plan effective January 1, 2015 (filed as exhibit 10.42 to the Registrant's Form 10-K for the year ended December 31, 2014, File No. 000-50039, on March 11, 2015).

*†10.20 Executive Benefit Restoration Plan effective April 9, 2019 (filed as exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2019, File No. 000-50039, on March 11, 2020).

*10.20 Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit 10.27 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992). (P)

*10.21 Extension Agreement (filed as exhibit 10.21 to the Registrant’ Form 10-K for the year ended December 31, 2019, File No. 000-50039, on March 11, 2020).

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

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated herein by reference.
**	This agreement is substantially similar in all material respects to the wholesale power contracts of our other member distribution cooperatives.
†	Indicates management contract or other compensatory plan or arrangement.
(P)	Paper exhibits.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Dominion Electric Cooperative Registrant

By:	/s/ Marcus M. Harris
Marcus M. Harris President and Chief Executive Officer

Date: March 16, 2022

Signature	Title

/s/ Marcus M. Harris	President and Chief Executive Officer (Principal executive officer)
Marcus M. Harris

/s/ Bryan S. Rogers	Senior Vice President and Chief Financial Officer
Bryan S. Rogers	(Principal financial officer)

/s/ Allyson B. Pittman	Vice President and Controller (Principal accounting officer)
Allyson B. Pittman

/s/ Christopher S. Botulinski	Director
Christopher S. Botulinski

/s/ Michael K. Brown	Director
Michael K. Brown

/s/ Paul H. Brown	Director
Paul H. Brown

/s/ John J. Burke, Jr.	Director
John J. Burke, Jr.

/s/ Darlene H. Carpenter	Director
Darlene H. Carpenter

/s/ Earl C. Currin, Jr.	Director
Earl C. Currin, Jr.

/s/ E. Garrison Drummond	Director
E. Garrison Drummond

/s/ Jeffrey S. Edwards	Director
Jeffrey S. Edwards

/s/ Chad N. Fowler	Director
Chad N. Fowler

/s/ Hunter R. Greenlaw, Jr.	Director
Hunter R. Greenlaw, Jr.

/s/ Steven A. Harmon	Director
Steven A. Harmon

/s/ John D. Hewa, Jr.	Director
John D. Hewa, Jr.

/s/ Bradley H. Hicks	Director
Bradley H. Hicks

/s/ David J. Jones	Director
David J. Jones

/s/ John C. Lee, Jr.	Director
John C. Lee, Jr.

/s/ Cary J. Logan, Jr.	Director
Cary J. Logan, Jr.

/s/ Micheal E. Malandro	Director
Micheal E. Malandro

/s/ Suzanne S. Obenshain	Director
Suzanne S. Obenshain

/s/ Gregory S. Rogers	Director
Gregory S. Rogers

/s/ Gregory J. Starheim	Director
Gregory J. Starheim

/s/ Keith L. Swisher	Director
Keith L. Swisher

/s/ Belvin Williamson, Jr.	Director
Belvin Williamson, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

ODEC does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2021.  Accordingly, ODEC will not file an annual report with the Securities and Exchange Commission.