Form 10-Q
period 2022-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2022-05-10
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,544,295	$2,542,407
Less accumulated depreciation	(1,066,404)	(1,049,756)
Net Property, plant, and equipment	1,477,891	1,492,651
Nuclear fuel, at amortized cost	12,045	14,495
Construction work in progress	53,627	48,956
Net Electric Plant	1,543,563	1,556,102
Investments:
Nuclear decommissioning trust	256,860	276,658
Unrestricted investments and other	7,949	2,361
Total Investments	264,809	279,019
Current Assets:
Cash and cash equivalents	115,117	107,852
Accounts receivable	17,904	13,821
Accounts receivable–members	53,895	63,037
Fuel, materials, and supplies	70,880	61,808
Deferred energy	46,876	5,005
Prepayments and other	9,074	10,757
Total Current Assets	313,746	262,280
Deferred Charges and Other Assets:
Regulatory assets	20,942	22,253
Other assets	128,942	55,405
Total Deferred Charges and Other Assets	149,884	77,658
Total Assets	$2,272,002	$2,175,059
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$467,517	$464,777
Non-controlling interest	5,829	5,831
Total Patronage capital and Non-controlling interest	473,346	470,608
Long-term debt	1,020,870	1,020,759
Total Capitalization	1,494,216	1,491,367
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	86,278	82,988
Accounts payable–members	80,114	112,742
Accrued expenses	20,194	6,128
Total Current Liabilities	235,627	250,899
Deferred Credits and Other Liabilities:
Asset retirement obligations	186,264	184,797
Regulatory liabilities	274,246	220,619
Other liabilities	81,649	27,377
Total Deferred Credits and Other Liabilities	542,159	432,793
Total Capitalization and Liabilities	$2,272,002	$2,175,059

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands)

Operating Revenues	$217,434	$191,117
Operating Expenses:
Fuel	33,021	39,754
Purchased power	126,363	70,992
Transmission	34,284	31,626
Deferred energy	(41,871)	(15,940)
Operations and maintenance	18,609	16,436
Administrative and general	10,728	10,880
Depreciation and amortization	17,287	17,676
Amortization of regulatory asset/(liability), net	(200)	2,487
Accretion of asset retirement obligations	1,467	1,415
Taxes, other than income taxes	2,308	2,425
Total Operating Expenses	201,996	177,751
Operating Margin	15,438	13,366
Other income (expense), net	(51)	71
Investment income	759	3,406
Interest charges, net	(13,409)	(14,010)
Income taxes	1	2
Net Margin including Non-controlling interest	2,738	2,835
Non-controlling interest	2	5
Net Margin attributable to ODEC	2,740	2,840
Patronage Capital - Beginning of Period	464,777	453,470
Patronage Capital - End of Period	$467,517	$456,310

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$2,738	$2,835
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	17,287	17,676
Other non-cash charges	4,029	4,129
Change in current assets	(2,330)	36,986
Change in deferred energy	(41,871)	(15,940)
Change in current liabilities	(14,682)	2,981
Change in regulatory assets and liabilities	75,479	10,594
Change in deferred charges and other assets and deferred credits and other liabilities	(19,258)	(3,167)
Net Cash Provided by Operating Activities	21,392	56,094
Investing Activities:
Purchases of held to maturity securities	(5,562)	—
Increase in other investments	(776)	(3,392)
Electric plant additions	(7,789)	(6,758)
Net Cash Used for Investing Activities	(14,127)	(10,150)
Financing Activities:
Net Cash Used for Financing Activities	—	—
Net Change in Cash and Cash Equivalents	7,265	45,944
Cash and Cash Equivalents - Beginning of Period	107,852	9,288
Cash and Cash Equivalents - End of Period	$115,117	$55,232

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2022, our consolidated results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021.  The consolidated results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC.  We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948.  We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $5.8 million as of March 31, 2022 and December 31, 2021.  The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$82,270	$82,270	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	174,590	—	—	—
Unrestricted investments and other (3)	232	—	232	—
Derivatives - gas and power (4)	113,780	94,293	11,013	8,474
Total Financial Assets	$370,872	$176,563	$11,245	$8,474

Derivatives - gas and power (4)	$1,801	$—	$1,801	$—
Total Financial Liabilities	$1,801	$—	$1,801	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$89,227	$89,227	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	187,431	—	—	—
Unrestricted investments and other (3)	212	—	212	—
Derivatives - gas and power (4)	50,793	32,078	3,705	15,010
Total Financial Assets	$327,663	$121,305	$3,917	$15,010

Derivatives - gas and power (4)	$4,291	$—	$4,291	$—
Total Financial Liabilities	$4,291	$—	$4,291	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 4—Investments below.
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
(4)

Derivatives - gas and power represent natural gas futures contracts (Level 1 and Level 2) and financial transmission rights (Level 3).  Level 1 are indexed against NYMEX.  Level 2 are valued by ACES using observable market inputs for similar transactions.  Level 3 are valued by ACES using unobservable market inputs, including situations where there is little market activity.  Sensitivity in the market price of financial transmission rights could impact the fair value.  For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

3.	Derivatives and Hedging

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation.  In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk.  To manage this exposure, we utilize derivative instruments.  See Note 1 of the Notes to Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability.  The change in these accounts is included in the operating activities section of our Condensed Consolidated Statements of Cash Flows.

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of March 31,	As of December 31,
Commodity	Unit of Measure	2022	2021
Natural gas	MMBTU	62,260,000	58,640,000
Purchased power - financial transmission rights	MWh	6,256,711	9,156,789

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of March 31,	As of December 31,
	Balance Sheet Location	2022	2021
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$105,306	$35,783
Financial transmission rights	Other assets	8,474	15,010
Total derivatives in an asset position		$113,780	$50,793

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$1,801	$4,291
Total derivatives in a liability position		$1,801	$4,291

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three Months Ended March 31, 2022 and 2021

				Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss) Recognized		Location of Gain (Loss)	from Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended
Regulatory Accounting	March 31,		into Income	March 31,
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Natural gas futures contracts	$116,238	$3,711	Fuel	$20,422	$(4,365)
Purchased power	8,474	88	Purchased power	1,931	3,612
Total	$124,712	$3,799		$22,353	$(753)

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

4.	Investments

Investments were as follows as of March 31, 2022 and December 31, 2021:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
March 31, 2022
Nuclear decommissioning trust (1)
Debt securities	$85,137	$—	$(3,285)	$81,852	$81,852
Equity securities	93,280	84,236	(2,926)	174,590	174,590
Cash and other	418	—	—	418	418
Total Nuclear Decommissioning Trust	$178,835	$84,236	$(6,211)	$256,860	$256,860

Unrestricted investments
Government obligations	$5,568	$—	$(20)	$5,548	$5,568
Total Unrestricted Investments	$5,568	$—	$(20)	$5,548	$5,568

Other
Equity securities	$184	$48	$—	$232	$232
Non-marketable equity investments	2,149	2,203	—	4,352	2,149
Total Other	$2,333	$2,251	$—	$4,584	$2,381
					$264,809
December 31, 2021
Nuclear decommissioning trust (1)
Debt securities	$84,701	$4,052	$—	$88,753	$88,753
Equity securities	92,916	94,923	(408)	187,431	187,431
Cash and other	474	—	—	474	474
Total Nuclear Decommissioning Trust	$178,091	$98,975	$(408)	$276,658	$276,658

Other
Equity securities	$157	$55	$—	$212	$212
Non-marketable equity investments	2,149	2,370	—	4,519	2,149
Total Other	$2,306	$2,425	$—	$4,731	$2,361
					$279,019

(1)

Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna.  See Note 3 of the Notes to Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.  Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or regulatory asset, respectively.

Contractual maturities of debt securities as of March 31, 2022, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$81,852	$—	$81,852
Held to maturity	5,568	—	—	—	5,568
Total	$5,568	$—	$81,852	$—	$87,420

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.	Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totaled $500 million through March 3, 2022, and totals $400 million from March 4, 2022 through February 28, 2025.  As of March 31, 2022 and December 31, 2021, we had no borrowings and had a $0.5 million letter of credit outstanding under this facility.

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

We sell excess purchased and generated energy to PJM, TEC, or third parties.  Sales to TEC consist of sales of excess energy that we do not need to meet the actual needs of our member distribution cooperatives.  TEC’s sales to third parties are reflected as non-member revenues.  For the three months ended March 31, 2022 and 2021, we had no sales to TEC and TEC had no sales to third parties.

Our operating revenues for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$115,085	$90,834
Renewable energy credits	17	9
Demand revenues	98,565	93,900
Total revenues from sales to member distribution cooperatives	213,667	184,743
Non-members:
Energy revenues	3,767	6,191
Renewable energy credits	—	183
Total revenues from sales to non-members	3,767	6,374
Total operating revenues	$217,434	$191,117

6.	New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates.  The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform.  An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination.  The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance was effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022.  We are continuing to evaluate the impact of this standard on our financial statements and currently do not anticipate a material impact from adopting this standard.

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

Critical Accounting Policies

As of March 31, 2022, there have been no significant changes in our critical accounting policies as disclosed in our 2021 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of ODEC and TEC.  See “Note 1—General” in Notes to Condensed Consolidated Financial Statements in Part 1, Item 1.

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

Our results from operations for the three months ended March 31, 2022, as compared to the same period in 2021, were primarily impacted by the increase in our total energy rate charged to our member distribution cooperatives, the increase in purchased energy costs, and the under-collection of energy costs.

•

Total revenues from sales to our member distribution cooperatives increased 15.7%, primarily due to the increase in energy revenues.  Energy revenues increased 26.7%, due to the 20.3% increase in our total energy rate charged to our member distribution cooperatives effective January 1, 2022, and the 5.4% increase in energy sales in MWh to our member distribution cooperatives.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased 78.0%, primarily due to the 77.6% increase in purchased energy costs.  Purchased energy costs increased as a result of the 79.2% increase in the average cost of purchased energy.

•

Deferred energy expense for the three months ended March 31, 2022, was an under-collection of $41.9 million.  As a result of this under-collection, we implemented an energy rate increase of 6.7%, effective May 1, 2022.

Our financial condition as of March 31, 2022, was primarily impacted by the under-collection of energy costs, and the $69.5 million increase in the fair value of derivatives related to natural gas due to the increase in the price of natural gas.  This increase in the fair value of these derivatives was recorded in other assets and regulatory liabilities.  Additionally, this increase allowed us to withdraw cash from our NYMEX margin account, which resulted in an increase in cash and cash equivalents and other liabilities.

COVID-19 Pandemic

We believe our results for the three months ended March 31, 2022, were not materially impacted by the COVID-19 pandemic. We continue to monitor how the pandemic could affect our operations, results of operations, financial condition, and cash flows.  See “Risk Factors” in Item 1A in our 2021 Annual Report on Form 10-K.

Factors Affecting Results

For a comprehensive discussion of factors affecting results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results” in Item 7 in our 2021 Annual Report on Form 10-K.

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

Our margin requirement and additional equity contributions approved by our board of directors are recovered through our demand rates.  We establish our demand rates to produce a net margin attributable to ODEC equal to 20% of our budgeted total interest charges, plus additional equity contributions approved by our board of directors.  The formula rate permits us to adjust revenues from the member distribution cooperatives to equal our actual total demand costs incurred, including a net margin attributable to ODEC equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors.  We make these adjustments utilizing Margin Stabilization.

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three months ended March 31, 2022.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Margin Stabilization adjustment	$4,601	$8,754

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 in our 2021 Annual Report on Form 10-K.

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

The heating and cooling degree days for the three months ended March 31, 2022, were as follows:

	Three Months Ended March 31,
	2022	2021	Change
Heating degree days	1,937	1,958	(1.1)%
Cooling degree days	—	—	—

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022		2021
	(in MWh and percentages)
Generated:
Wildcat Point	838,368	24.6%	534,036	16.1%
North Anna	419,164	12.3	436,693	13.2
Clover	140,726	4.1	185,594	5.6
Louisa	14,655	0.5	71,077	2.1
Marsh Run	31,065	0.9	104,727	3.2
Distributed Generation	327	—	451	—
Total Generated	1,444,305	42.4	1,332,578	40.2
Purchased:
Other than renewable:
Long-term and short-term	850,001	24.9	935,169	28.2
Spot market	886,645	26.0	810,898	24.5
Total Other than renewable	1,736,646	50.9	1,746,067	52.7
Renewable (1)	228,734	6.7	237,028	7.1
Total Purchased	1,965,380	57.6	1,983,095	59.8
Total Available Energy	3,409,685	100.0%	3,315,673	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates charged to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch direction of PJM.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 in our 2021 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
	2022	2021
Wildcat Point	98.3%	99.5%
North Anna	85.6	90.0
Clover	66.5	83.9
Louisa	99.9	98.7
Marsh Run	99.9	99.6

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three months ended March 31, 2022 and 2021, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended March 31,
	2022	2021
Wildcat Point	39.5%	25.0%
North Anna	88.4	92.2
Clover	15.3	20.1

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  Our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$115,085	$90,834
Renewable energy credits	17	9
Demand revenues	98,565	93,900
Total revenues from sales to member distribution cooperatives	213,667	184,743
Non-members:
Energy revenues	3,767	6,191
Renewable energy credits	—	183
Total revenues from sales to non-members	3,767	6,374
Total operating revenues	$217,434	$191,117

Energy sales to:	(in MWh)
Member distribution cooperatives	3,305,268	3,136,512
Non-members	89,405	161,000
Total energy sales	3,394,673	3,297,512

Average cost of energy to member distribution cooperatives (per MWh)	$34.82	$28.96
Average total cost to member distribution cooperatives (per MWh)	$64.64	$58.90

Member Distribution Cooperatives

For the three months ended March 31, 2022, total revenues from sales to our member distribution cooperatives increased $28.9 million, or 15.7%, as compared to the same period in 2021.  Energy revenues increased $24.3 million, or 26.7%, due to the 20.3% increase in our total energy rate, effective January 1, 2022, and the 5.4% increase in energy sales in MWh.  Demand revenues increased $4.7 million, or 5.0%, substantially due to the increase in transmission costs and capacity-related purchased power expense.

The following table summarizes the changes to our total energy rate since 2021, which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2021	(15.9)
January 1, 2022	20.3
May 1, 2022	6.7

Operating Expenses

The following is a summary of the components of our operating expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fuel	$33,021	$39,754
Purchased power	126,363	70,992
Transmission	34,284	31,626
Deferred energy	(41,871)	(15,940)
Operations and maintenance	18,609	16,436
Administrative and general	10,728	10,880
Depreciation and amortization	17,287	17,676
Amortization of regulatory asset/(liability), net	(200)	2,487
Accretion of asset retirement obligations	1,467	1,415
Taxes, other than income taxes	2,308	2,425
Total Operating Expenses	$201,996	$177,751

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

Total operating expenses increased $24.2 million, or 13.6%, for the three months ended March 31, 2022, as compared to the same period in 2021, primarily as a result of the increase in purchased power expense, partially offset by the decrease in deferred energy expense and fuel expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased $55.4 million, or 78.0%, primarily due to the $53.1 million, or 77.6%, increase in purchased energy costs.  Purchased energy costs increased as a result of the 79.2% increase in the average cost of purchased energy.

•

Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $25.9 million.  For the three months ended March 31, 2022 and 2021, we under-collected $41.9 million and $15.9 million, respectively.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 in our 2021 Annual Report on Form 10-K.

•

Fuel expense, which includes gains on our natural gas futures contracts, decreased $6.7 million, or 16.9%, primarily due to the 23.4% decrease in the average cost of fuel, partially offset by the 8.4% increase in generation from our owned facilities.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and capitalized interest.  The major components of interest charges, net for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Interest on long-term debt	$(13,339)	$(13,973)
Interest on revolving credit facility	(104)	(95)
Other interest	(258)	(130)
Total interest charges	(13,701)	(14,198)
Allowance for borrowed funds used during construction	292	188
Interest charges, net	$(13,409)	$(14,010)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three months ended March 31, 2022, as compared to the same period in 2021.

Financial Condition

The principal changes in our financial condition from December 31, 2021 to March 31, 2022, were caused by increases in other assets, other liabilities, regulatory liabilities, and deferred energy; and decreases in accounts payable–members and nuclear decommissioning trust.

•

Other assets increased $73.5 million primarily due to the increase in the fair value of derivatives related to natural gas, slightly offset by the $6.5 million decrease in the fair value of financial transmission rights.

•	Other liabilities increased $54.3 million primarily due to the cash withdrawal from our NYMEX margin account due to the increase in the fair value of derivatives related to natural gas.
•

Regulatory liabilities increased $53.6 million due to the $75.0 million increase of deferred gains on derivatives, partially offset by the $20.5 million unrealized loss on the North Anna nuclear decommissioning fund.

•	Deferred energy increased $41.9 million as a result of the under-collection of our energy costs in 2022.
•

Accounts payable–members decreased $32.6 million due to the $16.9 million decrease in member prepayments, the payment of the $8.7 million patronage capital retirement, and the $7.0 million decrease in the amounts owed to our member distribution cooperatives under Margin Stabilization.

•	Nuclear decommissioning trust decreased $19.8 million due to the decrease in the market value of our investments.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first three months of 2022 and 2021, our operating activities provided cash flows of $21.4 million and $56.1 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totaled $500 million through March 3, 2022, and totals $400 million from March 4, 2022 through February 28, 2025.  As of March 31, 2022 and December 31, 2021, we had no borrowings and had a $0.5 million letter of credit outstanding under this facility.

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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities.  Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities.  Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of March 31, 2022, had a balance of $256.9 million.  Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations.  Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s.  We currently anticipate that cash from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, decommissioning trust obligations, and our contingent obligations as described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2022.

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

There have been no material changes in our internal control over financial reporting or in other factors that could significantly affect such controls during the past fiscal quarter.

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

We pursued recovery as a separate breach of an oral contract claim in the Circuit Court for the County of Henrico in the Commonwealth of Virginia.  In 2019, PJM removed the matter to United States District Court for the Eastern District of Virginia and filed a motion to dismiss, and we filed a motion to remand the matter to state court.  In 2020, the court granted PJM’s motion to dismiss and denied our motion to remand the matter to state court.  We filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit, oral arguments were held on October 28, 2021, and on January 19, 2022, the court affirmed the denial of our motion to remand the matter back to state court and dismissed the case.  On April 18, 2022, we filed a writ of certiorari with the United States Supreme Court.  We cannot predict the outcome of this matter and did not record a receivable related to this matter.

Other Matters

Other than the dispute discussed above and certain other legal proceedings arising out of the ordinary course of business that management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A in our 2021 Annual Report on Form 10-K, which could affect our business, results of operations, financial condition, and cash flows.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition, and cash flows.

ITEM 5.  OTHER INFORMATION

On May 10, 2022, our board of directors elected Mr. William K. Buchanan as a member of the board of directors, effective May 10, 2022.  Mr. Buchanan was recommended to the Nominating Committee by BARC Electric Cooperative to replace Mr. Christopher S. Botulinski.  Mr. Buchanan will serve on the Finance, Rate Design, Strategic Electrification, and Strategic Planning Committees.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 10, 2022	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)