Form 10-Q
period 2022-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2022-08-10
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,545,936	$2,542,407
Less accumulated depreciation	(1,083,036)	(1,049,756)
Net Property, plant, and equipment	1,462,900	1,492,651
Nuclear fuel, at amortized cost	16,471	14,495
Construction work in progress	54,781	48,956
Net Electric Plant	1,534,152	1,556,102
Investments:
Nuclear decommissioning trust	223,550	276,658
Unrestricted investments and other	2,393	2,361
Total Investments	225,943	279,019
Current Assets:
Cash and cash equivalents	52,723	107,852
Unrestricted investments maturing within one year	80,134	—
Accounts receivable	25,755	13,821
Accounts receivable–members	68,824	63,037
Fuel, materials, and supplies	90,105	61,808
Deferred energy	53,841	5,005
Prepayments and other	6,921	10,757
Total Current Assets	378,303	262,280
Deferred Charges and Other Assets:
Regulatory assets	19,631	22,253
Other assets	130,638	55,405
Total Deferred Charges and Other Assets	150,269	77,658
Total Assets	$2,288,667	$2,175,059
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$470,287	$464,777
Non-controlling interest	5,971	5,831
Total Patronage capital and Non-controlling interest	476,258	470,608
Long-term debt	1,020,982	1,020,759
Total Capitalization	1,497,240	1,491,367
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	120,768	82,988
Accounts payable–members	102,576	112,742
Accrued expenses	7,639	6,128
Total Current Liabilities	280,024	250,899
Deferred Credits and Other Liabilities:
Asset retirement obligations	187,732	184,797
Regulatory liabilities	234,929	220,619
Other liabilities	88,742	27,377
Total Deferred Credits and Other Liabilities	511,403	432,793
Total Capitalization and Liabilities	$2,288,667	$2,175,059

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating Revenues	$209,400	$181,484	$426,834	$372,601
Operating Expenses:
Fuel	38,631	26,434	71,652	66,188
Purchased power	73,962	45,679	200,325	116,671
Transmission	35,793	32,242	70,077	63,868
Deferred energy	(6,965)	5,045	(48,836)	(10,895)
Operations and maintenance	23,722	24,119	42,331	40,555
Administrative and general	9,987	10,640	20,715	21,520
Depreciation and amortization	17,324	17,555	34,611	35,231
Amortization of regulatory asset/(liability), net	(234)	1,726	(434)	4,213
Accretion of asset retirement obligations	1,468	1,415	2,935	2,830
Taxes, other than income taxes	2,289	2,469	4,597	4,894
Total Operating Expenses	195,977	167,324	397,973	345,075
Operating Margin	13,423	14,160	28,861	27,526
Other income (expense), net	2,079	(41)	2,028	30
Investment income	1,005	2,635	1,764	6,041
Interest charges, net	(13,545)	(13,934)	(26,954)	(27,944)
Income taxes (expense)/benefit	(50)	2	(49)	4
Net Margin including Non-controlling interest	2,912	2,822	5,650	5,657
Non-controlling interest	(142)	7	(140)	12
Net Margin attributable to ODEC	2,770	2,829	5,510	5,669
Patronage Capital - Beginning of Period	467,517	456,310	464,777	453,470
Patronage Capital - End of Period	$470,287	$459,139	$470,287	$459,139

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$5,650	$5,657
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	34,611	35,231
Other non-cash charges	8,430	8,024
Change in current assets	(42,182)	9,114
Change in deferred energy	(48,836)	(10,895)
Change in current liabilities	29,584	(16,953)
Change in regulatory assets and liabilities	71,493	48,780
Change in deferred charges and other assets and deferred credits and other liabilities	(13,856)	(9,909)
Net Cash Provided by Operating Activities	44,894	69,049
Investing Activities:
Purchases of held to maturity securities	(80,012)	—
Increase in other investments	(1,619)	(6,023)
Electric plant additions	(18,392)	(13,715)
Net Cash Used for Investing Activities	(100,023)	(19,738)
Financing Activities:
Net Cash Used for Financing Activities	—	—
Net Change in Cash and Cash Equivalents	(55,129)	49,311
Cash and Cash Equivalents - Beginning of Period	107,852	9,288
Cash and Cash Equivalents - End of Period	$52,723	$58,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2022, our consolidated results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021.  The consolidated results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $14.8 million and $5.8 million as of June 30, 2022 and December 31, 2021, respectively.  The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948 and currently are exempt from federal income taxation under IRC Section 501(c)(12).  In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis.  Current conditions in the energy markets and the price of natural gas have increased the realized gains on our financial hedges and the price of excess power sold to non-members, resulting in pressure on our tax-exempt status.  The realized gains on our financial hedges are considered non-member income for tax purposes.  During the second quarter of 2022 we sold excess power to our class B member, TEC.  Due to the unpredictable nature of current market conditions, it is possible we will not continue to qualify for the exemption.  We are continuing to monitor our tax-exempt status and potential implications.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$77,073	$77,073	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	146,477	—	—	—
Unrestricted investments and other (3)	244	—	244	—
Derivatives - gas and power (4)	116,677	70,801	25,714	20,162
Total Financial Assets	$340,471	$147,874	$25,958	$20,162

Derivatives - gas and power (4)	$7,800	$—	$7,800	$—
Total Financial Liabilities	$7,800	$—	$7,800	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$89,227	$89,227	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	187,431	—	—	—
Unrestricted investments and other (3)	212	—	212	—
Derivatives - gas and power (4)	50,793	32,078	3,705	15,010
Total Financial Assets	$327,663	$121,305	$3,917	$15,010

Derivatives - gas and power (4)	$4,291	$—	$4,291	$—
Total Financial Liabilities	$4,291	$—	$4,291	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 4—Investments below.

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of June 30,	As of December 31,
Commodity	Unit of Measure	2022	2021
Natural gas	MMBTU	86,670,000	58,640,000
Purchased power - financial transmission rights	MWh	12,135,228	9,156,789

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of June 30,	As of December 31,
	Balance Sheet Location	2022	2021
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$96,515	$35,783
Financial transmission rights	Other assets	20,162	15,010
Total derivatives in an asset position		$116,677	$50,793

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$7,800	$4,291
Total derivatives in a liability position		$7,800	$4,291

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Six Months Ended June 30, 2022 and 2021

	Amount of Gain (Loss) Recognized		Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Six Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	June 30,		into Income	June 30,		June 30,
	2022	2021		2022	2021	2022	2021
	(in thousands)			(in thousands)
Natural gas futures contracts	$100,117	$37,203	Fuel	$33,208	$1,333	$53,630	$(3,033)
Purchased power	20,162	2,372	Purchased power	3,898	839	5,828	4,451
Total	$120,279	$39,575		$37,106	$2,172	$59,458	$1,418

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

4.	Investments

Investments were as follows as of June 30, 2022 and December 31, 2021:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
June 30, 2022
Nuclear decommissioning trust (1)
Debt securities	$85,625	$—	$(8,914)	$76,711	$76,711
Equity securities	93,557	61,556	(8,636)	146,477	146,477
Cash and other	362	—	—	362	362
Total Nuclear Decommissioning Trust	$179,544	$61,556	$(17,550)	$223,550	$223,550

Unrestricted investments
Government obligations	$80,134	$—	$(224)	$79,910	$80,134
Total Unrestricted Investments	$80,134	$—	$(224)	$79,910	$80,134

Other
Equity securities	$202	$42	$—	$244	$244
Non-marketable equity investments	2,149	2,238	—	4,387	2,149
Total Other	$2,351	$2,280	$—	$4,631	$2,393
					$306,077
December 31, 2021
Nuclear decommissioning trust (1)
Debt securities	$84,701	$4,052	$—	$88,753	$88,753
Equity securities	92,916	94,923	(408)	187,431	187,431
Cash and other	474	—	—	474	474
Total Nuclear Decommissioning Trust	$178,091	$98,975	$(408)	$276,658	$276,658

Other
Equity securities	$157	$55	$—	$212	$212
Non-marketable equity investments	2,149	2,370	—	4,519	2,149
Total Other	$2,306	$2,425	$—	$4,731	$2,361
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

Contractual maturities of debt securities as of June 30, 2022, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$76,711	$—	$76,711
Held to maturity (2)	80,134	—	—	—	80,134
Total	$80,134	$—	$76,711	$—	$156,845

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.
(2)	Included in unrestricted investments maturing within one year.

5.	Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totaled $500 million through March 3, 2022, and totals $400 million from March 4, 2022 through February 28, 2025.  As of June 30, 2022 and December 31, 2021, we had no borrowings and had a $0.5 million letter of credit outstanding under this facility.

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

ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties.  Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues.

Our operating revenues for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$91,557	$70,220	$206,642	$161,054
Renewable energy credits	74	8	91	17
Demand revenues	100,418	102,477	198,983	196,377
Total revenues from sales to member distribution cooperatives	192,049	172,705	405,716	357,448
Non-members:
Energy revenues (1)	17,351	6,398	21,118	12,589
Renewable energy credits	—	2,381	—	2,564
Total revenues from sales to non-members	17,351	8,779	21,118	15,153
Total operating revenues	$209,400	$181,484	$426,834	$372,601

(1)	Includes TEC’s sales to non-members of $8.9 million for the three and six months ended June 30, 2022. TEC did not have sales to non-members in 2021.

6.	New Accounting Pronouncements

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

Critical Accounting Policies

As of June 30, 2022, there have been no significant changes in our critical accounting policies as disclosed in our 2021 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and six months ended June 30, 2022, as compared to the same periods in 2021, were primarily impacted by the increases in our total energy rate charged to our member distribution cooperatives, the increase in purchased energy costs, and the under-collection of energy costs.

•

Total revenues from sales to our member distribution cooperatives increased 11.2% and 13.5%, respectively, primarily due to the increase in energy revenues.  Energy revenues increased 30.4% and 28.3%, respectively, due to the increases in our total energy rate of 20.3% effective January 1, 2022, and 6.7% effective May 1, 2022.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased 61.9% and 71.7%, respectively.  The increases were primarily due to the increase in purchased energy costs of 66.7% and 73.5%, respectively, which was driven by the increase in the average cost of purchased energy of 88.8% and 83.1%, respectively.

•

Deferred energy expense for the three and six months ended June 30, 2022, was an under-collection of $7.0 million and $48.8 million, respectively.  As a result of this under-collection, we implemented increases to our total energy rate of 6.7%, effective May 1, 2022, and 47.7%, effective July 1, 2022.

Our financial condition as of June 30, 2022, was primarily impacted by the under-collection of energy costs, and the $60.7 million increase in the fair value of derivatives related to natural gas due to the increase in the price of natural gas.  This increase in the fair value of these derivatives was recorded in other assets and regulatory liabilities.  Additionally, this increase allowed us to withdraw cash from our NYMEX margin account, which resulted in an increase in unrestricted investments maturing within one year and other liabilities.

Taxable Status

We are a not-for-profit wholesale power supply cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12).  In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis.  Current conditions in the energy markets and the price of natural gas have increased the realized gains on our financial hedges and the price of excess power sold to non-members, resulting in pressure on our tax-exempt status.  The realized gains on our financial hedges are considered non-member income for tax purposes.  During the second quarter of 2022 we sold excess power to our class B member, TEC.  Due to the unpredictable nature of current market conditions, it is possible we will not continue to qualify for the exemption.  We are continuing to monitor our tax-exempt status and potential implications.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Margin Stabilization adjustment	$2,754	$116	$7,355	$8,870

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

The heating and cooling degree days for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Heating degree days	153	126	21.4%	2,090	2,084	0.3%
Cooling degree days	306	306	—	306	306	—

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in MWh and percentages)
Generated:
Wildcat Point	852,229	31.2%	618,786	23.3%	1,690,597	27.5%	1,152,822	19.3%
North Anna	448,301	16.4	388,596	14.7	867,465	14.1	825,289	13.8
Clover	29,762	1.1	31,714	1.2	170,488	2.8	217,308	3.7
Louisa	81,763	3.0	127,572	4.8	96,418	1.6	198,649	3.3
Marsh Run	122,369	4.5	132,605	5.0	153,434	2.5	237,332	4.0
Distributed Generation	306	—	672	—	633	—	1,123	—
Total Generated	1,534,730	56.2	1,299,945	49.0	2,979,035	48.5	2,632,523	44.1
Purchased:
Other than renewable:
Long-term and short-term	539,948	19.8	695,400	26.2	1,389,949	22.6	1,630,569	27.3
Spot market	481,917	17.7	493,526	18.6	1,368,562	22.3	1,304,424	21.9
Total Other than renewable	1,021,865	37.5	1,188,926	44.8	2,758,511	44.9	2,934,993	49.2
Renewable (1)	173,079	6.3	163,726	6.2	401,813	6.6	400,754	6.7
Total Purchased	1,194,944	43.8	1,352,652	51.0	3,160,324	51.5	3,335,747	55.9
Total Available Energy	2,729,674	100.0%	2,652,597	100.0%	6,139,359	100.0%	5,968,270	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates charged to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch direction of PJM.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 in our 2021 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three and six months ended June 30, 2022 and 2021, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Wildcat Point	74.3%	63.7%	86.2%	81.5%
North Anna	93.3	80.6	89.4	85.2
Clover	58.7	74.3	62.6	79.0
Louisa	87.5	90.4	93.6	94.6
Marsh Run	95.2	90.9	97.6	95.2

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and six months ended June 30, 2022 and 2021, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Wildcat Point	39.7%	28.8%	39.6%	26.9%
North Anna	93.5	81.1	91.0	86.6
Clover	3.2	3.5	9.2	11.7

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties.  Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues.  Our operating revenues and energy sales in MWh by type of purchaser for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$91,557	$70,220	$206,642	$161,054
Renewable energy credits	74	8	91	17
Demand revenues	100,418	102,477	198,983	196,377
Total revenues from sales to member distribution cooperatives	192,049	172,705	405,716	357,448
Non-members:
Energy revenues (1)	17,351	6,398	21,118	12,589
Renewable energy credits	—	2,381	—	2,564
Total revenues from sales to non-members	17,351	8,779	21,118	15,153
Total operating revenues	$209,400	$181,484	$426,834	$372,601

Energy sales to:	(in MWh)
Member distribution cooperatives	2,513,413	2,425,563	5,818,681	5,562,075
Non-members	197,714	207,578	287,119	368,578
Total energy sales	2,711,127	2,633,141	6,105,800	5,930,653

Average cost of energy to member distribution cooperatives (per MWh)	$36.43	$28.95	$35.51	$28.96
Average total cost to member distribution cooperatives (per MWh)	$76.41	$71.20	$69.73	$64.27

(1)	Includes TEC’s sales to non-members of $8.9 million for the three and six months ended June 30, 2022. TEC did not have sales to non-members in 2021.

Member Distribution Cooperatives

For the three and six months ended June 30, 2022, total revenues from sales to our member distribution cooperatives increased $19.3 million, or 11.2%, and $48.3 million, or 13.5%, respectively, as compared to the same periods in 2021.  Energy revenues increased $21.3 million, or 30.4%, and $45.6 million, or 28.3%, respectively, due to the increases in our total energy rate of 20.3% effective January 1, 2022, and 6.7% effective May 1, 2022.  Additionally, our energy sales in MWh increased 3.6% and 4.6%, respectively.

The following table summarizes the changes to our total energy rate since 2021, which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2021	(15.9)
January 1, 2022	20.3
May 1, 2022	6.7
July 1, 2022	47.7

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Fuel	$38,631	$26,434	$71,652	$66,188
Purchased power	73,962	45,679	200,325	116,671
Transmission	35,793	32,242	70,077	63,868
Deferred energy	(6,965)	5,045	(48,836)	(10,895)
Operations and maintenance	23,722	24,119	42,331	40,555
Administrative and general	9,987	10,640	20,715	21,520
Depreciation and amortization	17,324	17,555	34,611	35,231
Amortization of regulatory asset/(liability), net	(234)	1,726	(434)	4,213
Accretion of asset retirement obligations	1,468	1,415	2,935	2,830
Taxes, other than income taxes	2,289	2,469	4,597	4,894
Total Operating Expenses	$195,977	$167,324	$397,973	$345,075

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

Total operating expenses increased $28.7 million, or 17.1%, and $52.9 million, or 15.3%, for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, primarily as a result of the increase in purchased power expense and fuel expense, partially offset by the decrease in deferred energy expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased $28.3 million, or 61.9%, and $83.7 million, or 71.7%, respectively.  The increases were primarily due to the increase in purchased energy costs of $28.1 million, or 66.7%, and $81.2 million, or 73.5%, respectively.  Purchased energy costs increased due to the increase in the average cost of purchased energy of 88.8% and 83.1%, respectively.  The increase in purchased energy costs was slightly offset by the decrease in the volume of purchased energy of 11.7% and 5.3%, respectively.

•

Fuel expense increased $12.2 million, or 46.1%, and $5.5 million, or 8.3%, respectively, primarily due to the increase in the average cost of fuel and the increase in generation from our owned facilities of 18.1% and 13.2%, respectively.  These increases were partially offset by the realized gains on our natural gas futures contracts of $33.2 million and $53.6 million, respectively.

•

Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $12.0 million and $37.9 million, respectively.  For the three months ended June 30, 2022, we under-collected $7.0 million and for the three months ended June 30, 2021, we over-collected $5.0 million.  For the six months ended June 30, 2022 and 2021, we under-collected $48.8 million and $10.9 million, respectively.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 in our 2021 Annual Report on Form 10-K.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and capitalized interest.  The major components of interest charges, net for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Interest on long-term debt	$(13,342)	$(13,989)	$(26,681)	$(27,962)
Interest on revolving credit facility	(77)	(111)	(181)	(206)
Other interest	(431)	(46)	(689)	(176)
Total interest charges	(13,850)	(14,146)	(27,551)	(28,344)
Allowance for borrowed funds used during construction	305	212	597	400
Interest charges, net	$(13,545)	$(13,934)	$(26,954)	$(27,944)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and six months ended June 30, 2022, as compared to the same periods in 2021.

Financial Condition

The principal changes in our financial condition from December 31, 2021 to June 30, 2022, were caused by increases in unrestricted investments maturing within one year, other assets, other liabilities, and deferred energy; and the decrease in the nuclear decommissioning trust.

•	Unrestricted investments maturing within one year increased $80.1 million due to the purchase of short-term government obligations.
•

Other assets increased $75.2 million primarily due to the $60.7 million increase in the fair value of derivatives related to natural gas and the $5.2 million increase in the fair value of financial transmission rights.

•	Other liabilities increased $61.4 million primarily due to the cash withdrawal from our NYMEX margin account due to the increase in the fair value of derivatives related to natural gas.
•	Deferred energy increased $48.8 million due to the under-collection of our energy costs in 2022.
•	Nuclear decommissioning trust decreased $53.1 million due to the decrease in the market value of our investments.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first six months of 2022 and 2021, our operating activities provided cash flows of $44.9 million and $69.0 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totaled $500 million through March 3, 2022, and totals $400 million from March 4, 2022 through February 28, 2025.  As of June 30, 2022 and December 31, 2021, we had no borrowings and had a $0.5 million letter of credit outstanding under this facility.

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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities.  Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities.  Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of June 30, 2022, had a balance of $223.6 million.  Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations.  Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s.  We currently anticipate that cash from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, decommissioning trust obligations, and our contingent obligations as described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2022.

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

ITEM 5.  OTHER INFORMATION

On August 8, 2022, our board of directors elected Mr. Jason C. Loehr as a member of the board of directors, effective August 8, 2022.  Mr. Loehr was recommended to the Nominating Committee by Southside Electric Cooperative to replace Mr. Jeffrey S. Edwards.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 10, 2022	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)