Form 10-Q
period 2022-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2022-11-08
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,546,994	$2,542,407
Less accumulated depreciation	(1,099,841)	(1,049,756)
Net Property, plant, and equipment	1,447,153	1,492,651
Nuclear fuel, at amortized cost	14,365	14,495
Construction work in progress	59,185	48,956
Net Electric Plant	1,520,703	1,556,102
Investments:
Nuclear decommissioning trust	209,917	276,658
Unrestricted investments and other	2,409	2,361
Total Investments	212,326	279,019
Current Assets:
Cash and cash equivalents	29,276	107,852
Unrestricted investments maturing within one year	80,421	—
Accounts receivable	12,373	13,821
Accounts receivable–members	81,180	63,037
Fuel, materials, and supplies	88,749	61,808
Deferred energy	66,211	5,005
Prepayments and other	8,314	10,757
Total Current Assets	366,524	262,280
Deferred Charges and Other Assets:
Regulatory assets	18,320	22,253
Other assets	141,010	55,405
Total Deferred Charges and Other Assets	159,330	77,658
Total Assets	$2,258,883	$2,175,059
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$473,153	$464,777
Non-controlling interest	6,156	5,831
Total Patronage capital and Non-controlling interest	479,309	470,608
Long-term debt	1,021,096	1,020,759
Total Capitalization	1,500,405	1,491,367
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	105,182	82,988
Accounts payable–members	98,482	112,742
Accrued expenses	22,093	6,128
Total Current Liabilities	274,798	250,899
Deferred Credits and Other Liabilities:
Asset retirement obligations	189,201	184,797
Regulatory liabilities	233,271	220,619
Other liabilities	61,208	27,377
Total Deferred Credits and Other Liabilities	483,680	432,793
Total Capitalization and Liabilities	$2,258,883	$2,175,059

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating Revenues	$297,562	$200,967	$724,396	$573,568
Operating Expenses:
Fuel	59,436	46,953	131,088	113,141
Purchased power	139,655	57,471	339,980	174,142
Transmission	40,131	33,257	110,208	97,125
Deferred energy	(12,370)	(2,008)	(61,206)	(12,903)
Operations and maintenance	23,530	17,571	65,861	58,126
Administrative and general	10,892	10,572	31,607	32,092
Depreciation and amortization	17,295	17,594	51,906	52,825
Amortization of regulatory asset/(liability), net	(839)	11,494	(1,273)	15,707
Accretion of asset retirement obligations	1,469	1,417	4,404	4,247
Taxes, other than income taxes	2,168	2,279	6,765	7,173
Total Operating Expenses	281,367	196,600	679,340	541,675
Operating Margin	16,195	4,367	45,056	31,893
Other income (expense), net	(25)	(36)	2,003	(6)
Investment income	944	12,448	2,708	18,489
Interest charges, net	(14,009)	(13,951)	(40,963)	(41,895)
Income taxes	(54)	2	(103)	6
Net Margin including Non-controlling interest	3,051	2,830	8,701	8,487
Non-controlling interest	(185)	5	(325)	17
Net Margin attributable to ODEC	2,866	2,835	8,376	8,504
Patronage Capital - Beginning of Period	470,287	459,139	464,777	453,470
Patronage Capital - End of Period	$473,153	$461,974	$473,153	$461,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$8,701	$8,487
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	51,906	52,825
Other non-cash charges	12,118	12,354
Change in current assets	(41,193)	17,021
Change in deferred energy	(61,206)	(12,903)
Change in current liabilities	24,602	2,634
Change in regulatory assets and liabilities	84,884	127,318
Change in deferred charges and other assets and deferred credits and other liabilities	(51,759)	(42,197)
Net Cash Provided by Operating Activities	28,053	165,539
Investing Activities:
Purchases of held to maturity securities	(80,012)	—
Purchases of available for sale securities	—	(15,000)
Proceeds from sale of available for sale securities	—	15,000
Increase in other investments	(2,030)	(18,421)
Electric plant additions	(24,587)	(21,295)
Net Cash Used for Investing Activities	(106,629)	(39,716)
Financing Activities:
Draws on revolving credit facility	20,000	—
Repayments on revolving credit facility	(20,000)	—
Net Cash Used for Financing Activities	—	—
Net Change in Cash and Cash Equivalents	(78,576)	125,823
Cash and Cash Equivalents - Beginning of Period	107,852	9,288
Cash and Cash Equivalents - End of Period	$29,276	$135,111

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2022, our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021.  The consolidated results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members.  Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland.  Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives.  Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC.  In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary.  We have eliminated all intercompany balances and transactions in consolidation.  The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $10.4 million and $5.8 million as of September 30, 2022 and December 31, 2021, respectively.  The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC.  As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948 and currently are exempt from federal income taxation under IRC Section 501(c)(12).  In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis.  Current conditions in the energy markets and the price of natural gas have increased the realized gains on our financial hedges and the price of excess power sold to non-members, resulting in pressure on our tax-exempt status.  The realized gains on our financial hedges are considered non-member income for tax purposes.  During the second and third quarters of 2022 we sold excess power to our class B member, TEC.  Due to the unpredictable nature of current market conditions, it is possible we will not continue to qualify for the exemption; however, we do not anticipate a material impact if we should become taxable.  We are continuing to monitor our tax-exempt status and potential implications.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$72,362	$72,362	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	137,555	—	—	—
Unrestricted investments and other (3)	260	—	260	—
Derivatives - gas and power (4)	130,301	90,008	22,000	18,293
Total Financial Assets	$340,478	$162,370	$22,260	$18,293

Derivatives - gas and power (4)	$9,541	$—	$9,541	$—
Total Financial Liabilities	$9,541	$—	$9,541	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$89,227	$89,227	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	187,431	—	—	—
Unrestricted investments and other (3)	212	—	212	—
Derivatives - gas and power (4)	50,793	32,078	3,705	15,010
Total Financial Assets	$327,663	$121,305	$3,917	$15,010

Derivatives - gas and power (4)	$4,291	$—	$4,291	$—
Total Financial Liabilities	$4,291	$—	$4,291	$—

(1)	For additional information about our nuclear decommissioning trust, see Note 4—Investments below.

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of September 30,	As of December 31,
Commodity	Unit of Measure	2022	2021
Natural gas	MMBTU	97,560,000	58,640,000
Purchased power - financial transmission rights	MWh	10,835,541	9,156,789

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of September 30,	As of December 31,
	Balance Sheet Location	2022	2021
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$112,008	$35,783
Financial transmission rights	Other assets	18,293	15,010
Total derivatives in an asset position		$130,301	$50,793

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$9,541	$4,291
Total derivatives in a liability position		$9,541	$4,291

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine Months Ended September 30, 2022 and 2021

	Amount of Gain (Loss) Recognized		Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Nine Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	September 30,		into Income	September 30,		September 30,
	2022	2021		2022	2021	2022	2021
	(in thousands)			(in thousands)
Natural gas futures contracts	$115,535	$100,595	Fuel	$49,789	$17,466	$103,419	$14,433
Purchased power	18,293	5,342	Purchased power	9,408	179	15,236	4,630
Total	$133,828	$105,937		$59,197	$17,645	$118,655	$19,063

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

4.	Investments

Investments were as follows as of September 30, 2022 and December 31, 2021:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
September 30, 2022
Nuclear decommissioning trust (1)
Debt securities	$86,177	$—	$(14,124)	$72,053	$72,053
Equity securities	93,163	53,519	(9,127)	137,555	137,555
Cash and other	309	—	—	309	309
Total Nuclear Decommissioning Trust	$179,649	$53,519	$(23,251)	$209,917	$209,917

Unrestricted investments
Government obligations	$80,421	$—	$(175)	$80,246	$80,421
Total Unrestricted Investments	$80,421	$—	$(175)	$80,246	$80,421

Other
Equity securities	$220	$40	$—	$260	$260
Non-marketable equity investments	2,149	2,253	—	4,402	2,149
Total Other	$2,369	$2,293	$—	$4,662	$2,409
					$292,747
December 31, 2021
Nuclear decommissioning trust (1)
Debt securities	$84,701	$4,052	$—	$88,753	$88,753
Equity securities	92,916	94,923	(408)	187,431	187,431
Cash and other	474	—	—	474	474
Total Nuclear Decommissioning Trust	$178,091	$98,975	$(408)	$276,658	$276,658

Other
Equity securities	$157	$55	$—	$212	$212
Non-marketable equity investments	2,149	2,370	—	4,519	2,149
Total Other	$2,306	$2,425	$—	$4,731	$2,361
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

Contractual maturities of debt securities as of September 30, 2022, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$72,053	$—	$72,053
Held to maturity (2)	80,421	—	—	—	80,421
Total	$80,421	$—	$72,053	$—	$152,474

(1)	The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.
(2)	Included in unrestricted investments maturing within one year.

5.	Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totaled $500 million through March 3, 2022, and totals $400 million from March 4, 2022 through February 28, 2025.  As of September 30, 2022 and December 31, 2021, we had no borrowings and had a $0.5 million letter of credit outstanding under this facility.

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

Our operating revenues for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$171,014	$89,124	$377,656	$250,178
Renewable energy credits	90	9	181	26
Demand revenues	102,501	96,187	301,484	292,564
Total revenues from sales to member distribution cooperatives	273,605	185,320	679,321	542,768
Non-members:
Energy revenues (1)	11,977	9,726	33,095	22,315
Renewable energy credits	11,980	5,921	11,980	8,485
Total revenues from sales to non-members	23,957	15,647	45,075	30,800
Total operating revenues	$297,562	$200,967	$724,396	$573,568

(1)	Includes TEC’s sales to non-members of $11.3 million and $20.2 million for the three and nine months ended September 30, 2022, respectively. TEC did not have sales to non-members in 2021.

6.	New Accounting Pronouncements

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

Critical Accounting Policies

As of September 30, 2022, there have been no significant changes in our critical accounting policies as disclosed in our 2021 Annual Report on Form 10-K.  These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were primarily impacted by the increases in our total energy rate charged to our member distribution cooperatives, the increase in purchased energy costs, and the under-collection of energy costs.

•

Total revenues from sales to our member distribution cooperatives increased 47.6% and 25.2%, respectively, primarily due to the increase in energy revenues.  Energy revenues increased 91.9% and 51.0%, respectively, due to the increases in our total energy rate.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased 143.0% and 95.2%, respectively.  The increases were primarily due to the increase in purchased energy costs of 158.4% and 101.0%, respectively, which was driven by the increase in the average cost of purchased energy of 124.1% and 101.8%, respectively.

•

Deferred energy expense for the three and nine months ended September 30, 2022, was an under-collection of $12.4 million and $61.2 million, respectively.  As a result of this under-collection, we implemented increases to our total energy rate of 6.7%, effective May 1, 2022, and 47.7%, effective July 1, 2022.

Our financial condition as of September 30, 2022, was primarily impacted by the under-collection of energy costs, and the $76.2 million increase in the fair value of derivatives related to natural gas due to the increase in the price of natural gas.  This increase in the fair value of these derivatives was recorded in other assets and regulatory liabilities.  Additionally, this increase allowed us to withdraw cash from our NYMEX margin account, which resulted in an increase in unrestricted investments maturing within one year and other liabilities.

Taxable Status

We are a not-for-profit wholesale power supply cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12).  In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis.  Current conditions in the energy markets and the price of natural gas have increased the realized gains on our financial hedges and the price of excess power sold to non-members, resulting in pressure on our tax-exempt status.  The realized gains on our financial hedges are considered non-member income for tax purposes.  During the second and third quarters of 2022 we sold excess power to our class B member, TEC.  Due to the unpredictable nature of current market conditions, it is possible we will not continue to qualify for the exemption; however, we do not anticipate a material impact if we should become taxable.  We are continuing to monitor our tax-exempt status and potential implications.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three and nine months ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Margin Stabilization adjustment	$672	$6,407	$8,027	$15,277

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

The heating and cooling degree days for the three and nine months ended September 30, 2022, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022*	2021	Change
Heating degree days	—	—	—%	2,248	2,084	7.9%
Cooling degree days	957	1,041	(8.1)	1,326	1,347	(1.6)

* Includes adjustments to prior quarters due to refinement in calculation.

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases.  Our energy supply resources for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(in MWh and percentages)
Generated:
Wildcat Point	1,481,533	45.0%	1,264,518	38.2%	3,172,130	33.6%	2,417,340	26.0%
North Anna	360,280	10.9	461,757	14.0	1,227,745	13.0	1,287,046	13.9
Clover	87,677	2.7	190,386	5.7	258,165	2.7	407,694	4.4
Louisa	67,552	2.1	130,108	3.9	163,970	1.8	328,757	3.5
Marsh Run	100,398	3.0	224,678	6.8	253,832	2.7	462,010	5.0
Distributed Generation	1,041	—	1,542	—	1,674	—	2,665	—
Total Generated	2,098,481	63.7	2,272,989	68.6	5,077,516	53.8	4,905,512	52.8
Purchased:
Other than renewable:
Long-term and short-term	530,997	16.1	323,409	9.8	1,920,946	20.4	1,953,978	21.1
Spot market	554,367	16.8	584,288	17.7	1,922,929	20.4	1,888,712	20.4
Total Other than renewable	1,085,364	32.9	907,697	27.5	3,843,875	40.8	3,842,690	41.5
Renewable (1)	110,268	3.4	128,958	3.9	512,081	5.4	529,712	5.7
Total Purchased	1,195,632	36.3	1,036,655	31.4	4,355,956	46.2	4,372,402	47.2
Total Available Energy	3,294,113	100.0%	3,309,644	100.0%	9,433,472	100.0%	9,277,914	100.0%

(1)	Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates charged to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch direction of PJM.  PJM balances its members’ power requirements with the power resources available to supply those requirements.  Based on this evaluation of supply and demand, PJM schedules and directs the dispatch of available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner.  Thus, PJM directs the dispatch of these facilities even though it does not own them.  For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 in our 2021 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Wildcat Point	98.4%	99.6%	90.3%	87.6%
North Anna	75.1	95.4	84.6	88.7
Clover	97.4	88.3	74.3	82.2
Louisa	100.0	91.1	95.8	93.4
Marsh Run	99.9	97.5	98.3	96.0

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and nine months ended September 30, 2022 and 2021, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Wildcat Point	68.6%	58.5%	49.4%	37.5%
North Anna	74.3	95.3	85.4	89.6
Clover	9.6	20.6	9.3	14.7

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members.  ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties.  Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues.  Our operating revenues and energy sales in MWh by type of purchaser for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$171,014	$89,124	$377,656	$250,178
Renewable energy credits	90	9	181	26
Demand revenues	102,501	96,187	301,484	292,564
Total revenues from sales to member distribution cooperatives	273,605	185,320	679,321	542,768
Non-members:
Energy revenues (1)	11,977	9,726	33,095	22,315
Renewable energy credits	11,980	5,921	11,980	8,485
Total revenues from sales to non-members	23,957	15,647	45,075	30,800
Total operating revenues	$297,562	$200,967	$724,396	$573,568

Energy sales to:	(in MWh)
Member distribution cooperatives	3,119,017	3,078,335	8,937,698	8,640,410
Non-members	157,172	207,281	444,291	575,859
Total energy sales	3,276,189	3,285,616	9,381,989	9,216,269

Average cost of energy to member distribution cooperatives (per MWh)	$54.83	$28.95	$42.25	$28.95
Average total cost to member distribution cooperatives (per MWh)	$87.72	$60.20	$76.01	$62.82

(1)	Includes TEC’s sales to non-members of $11.3 million and $20.2 million for the three and nine months ended September 30, 2022, respectively. TEC did not have sales to non-members in 2021.

Member Distribution Cooperatives

For the three and nine months ended September 30, 2022, total revenues from sales to our member distribution cooperatives increased $88.3 million, or 47.6%, and $136.6 million, or 25.2%, respectively, as compared to the same periods in 2021.  Energy revenues increased $81.9 million, or 91.9%, and $127.5 million, or 51.0%, respectively, due to the increases in our total energy rate of 20.3% effective January 1, 2022, 6.7% effective May 1, 2022, and 47.7% effective July 1, 2022. Demand revenues increased $6.3 million, or 6.6%, and $8.9 million, or 3.0%, respectively. Additionally, our energy sales in MWh increased 1.3% and 3.4%, respectively.

The following table summarizes the changes to our total energy rate since 2021, which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2021	(15.9)
January 1, 2022	20.3
May 1, 2022	6.7
July 1, 2022	47.7

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Fuel	$59,436	$46,953	$131,088	$113,141
Purchased power	139,655	57,471	339,980	174,142
Transmission	40,131	33,257	110,208	97,125
Deferred energy	(12,370)	(2,008)	(61,206)	(12,903)
Operations and maintenance	23,530	17,571	65,861	58,126
Administrative and general	10,892	10,572	31,607	32,092
Depreciation and amortization	17,295	17,594	51,906	52,825
Amortization of regulatory asset/(liability), net	(839)	11,494	(1,273)	15,707
Accretion of asset retirement obligations	1,469	1,417	4,404	4,247
Taxes, other than income taxes	2,168	2,279	6,765	7,173
Total Operating Expenses	$281,367	$196,600	$679,340	$541,675

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

Total operating expenses increased $84.8 million, or 43.1%, and $137.7 million, or 25.4%, for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, primarily as a result of the increase in purchased power expense and fuel expense, partially offset by the decrease in deferred energy expense.

•

Purchased power expense, which includes the cost of purchased energy and capacity, increased $82.2 million, or 143.0%, and $165.8 million, or 95.2%, respectively.  The increases were primarily due to the increase in purchased energy costs of $84.0 million, or 158.4%, and $165.1 million, or 101.0%, respectively.  Purchased energy costs increased due to the increase in the average cost of purchased energy of 124.1% and 101.8%, respectively.  Additionally, for the three months ended September 30, 2022, the increase in purchased energy cost was impacted by the 15.3% increase in the volume of purchased energy.

•

Fuel expense increased $12.5 million, or 26.6%, and $17.9 million, or 15.9%, respectively, primarily due to the increase in the average cost of fuel.  Generation from our owned facilities decreased 7.7% for the three months ended September 30, 2022, and increased 3.5% for the nine months ended September 30, 2022.  The increase in fuel expense was partially offset by the realized gains on our natural gas futures contracts of $49.8 million and $103.4 million, respectively.

•

Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $10.4 million and $48.3 million, respectively.  For the three months ended September 30, 2022 and 2021, we under-collected $12.4 million and $2.0 million, respectively.  For the nine months ended September 30, 2022 and 2021, we under-collected $61.2 million and $12.9 million, respectively.  For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 in our 2021 Annual Report on Form 10-K.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and capitalized interest.  The major components of interest charges, net for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Interest on long-term debt	$(13,347)	$(13,980)	$(40,028)	$(41,942)
Interest on revolving credit facility	(84)	(97)	(265)	(303)
Other interest	(895)	(98)	(1,584)	(274)
Total interest charges	(14,326)	(14,175)	(41,877)	(42,519)
Allowance for borrowed funds used during construction	317	224	914	624
Interest charges, net	$(14,009)	$(13,951)	$(40,963)	$(41,895)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and nine months ended September 30, 2022, as compared to the same periods in 2021.

Financial Condition

The principal changes in our financial condition from December 31, 2021 to September 30, 2022, were caused by increases in other assets, unrestricted investments maturing within one year, deferred energy, and other liabilities; partially offset by the decrease in the nuclear decommissioning trust.

•

Other assets increased $85.6 million primarily due to the $76.2 million increase in the fair value of derivatives related to natural gas and the $3.3 million increase in the fair value of financial transmission rights.

•	Unrestricted investments maturing within one year increased $80.4 million due to the purchase of short-term government obligations.
•	Deferred energy increased $61.2 million due to the under-collection of our energy costs in 2022.
•	Other liabilities increased $33.8 million primarily due to the cash withdrawal from our NYMEX margin account due to the increase in the fair value of derivatives related to natural gas.
•	Nuclear decommissioning trust decreased $66.7 million due to the decrease in the market value of our investments.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first nine months of 2022 and 2021, our operating activities provided cash flows of $28.1 million and $165.5 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds.  Commitments under this syndicated credit agreement extend through February 28, 2025.  Available funding under this facility totaled $500 million through March 3, 2022, and totals $400 million from March 4, 2022 through February 28, 2025.  As of September 30, 2022 and December 31, 2021, we had no borrowings and had a $0.5 million letter of credit outstanding under this facility.

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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities.  Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities.  Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of September 30, 2022, had a balance of $209.9 million.  Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations.  Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s.  We currently anticipate that cash from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, decommissioning trust obligations, and our contingent obligations as described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2022.

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

We pursued recovery as a separate breach of an oral contract claim in the Circuit Court for the County of Henrico in the Commonwealth of Virginia.  In 2019, PJM removed the matter to United States District Court for the Eastern District of Virginia and filed a motion to dismiss, and we filed a motion to remand the matter to state court.  In 2020, the court granted PJM’s motion to dismiss and denied our motion to remand the matter to state court.  We filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit, oral arguments were held on October 28, 2021, and on January 19, 2022, the court affirmed the denial of our motion to remand the matter back to state court and dismissed the case.  On April 18, 2022, we filed a writ of certiorari with the United States Supreme Court and on October 3, 2022, the United States Supreme Court denied our petition for certiorari.  We had not recorded a receivable related to this matter.  The court’s order is final, and thus the matter is concluded.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 8, 2022	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)