Form 10-K
period 2022-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2023-03-14
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. NONE

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2022 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
ACE	Affordable Clean Energy rule
ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
ARO	Asset retirement obligation
ASU	Accounting Standards Update
CAA	Clean Air Act
CCR	Coal combustion residual(s)
CEC	Choptank Electric Cooperative, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CLO	Chief Legal Officer
Clover	Clover Power Station
CO2	Carbon dioxide
COO	Chief Operating Officer
CSAPR	Cross-State Air Pollution Rule
DEC	Delaware Electric Cooperative, Inc.
DPSC	Delaware Public Service Commission
DOE	United States Department of Energy
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gases
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
IRC	Internal Revenue Code of 1986, as amended
LIBOR	London Interbank Offered Rate
Louisa	Louisa Power Station
Marsh Run	Marsh Run Power Station
MMBTU	One Million British Thermal Units
Moody’s	Moody’s Investors Service
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
NEO	Named executive officer(s)
NERC	North American Electric Reliability Corporation
North Anna	North Anna Nuclear Power Station

NOVEC	Northern Virginia Electric Cooperative
NOx	Nitrogen oxide
NRC	United States Nuclear Regulatory Commission
NRECA	National Rural Electric Cooperative Association
NYMEX	New York Mercantile Exchange
ODEC, We, Our, Us PAI	Old Dominion Electric Cooperative Performance Assessment Interval
PCAOB	Public Company Accounting Oversight Board
PJM	PJM Interconnection, LLC
PPA	Pension Protection Act
REC	Rappahannock Electric Cooperative

Abbreviation or Acronym	Definition
RGGI	Regional Greenhouse Gas Initiative
RPM	Reliability Pricing Model
RPS	Renewable portfolio standards
RTO	Regional transmission organization
RUS	United States Department of Agriculture Rural Utilities Service
S&P	Standard & Poor’s Financial Services LLC
SEPA	Southeastern Power Administration
SO2	Sulfur dioxide
SVEC	Shenandoah Valley Electric Cooperative
TEC	TEC Trading, Inc.
VAPCB	Virginia Air Pollution Control Board
Virginia Power	Virginia Electric and Power Company
VSCC	Virginia State Corporation Commission
Wildcat Point	Wildcat Point Generation Facility
XBRL	Extensible Business Reporting Language

PART I

ITEM 1. BUSINESS

OVERVIEW

Old Dominion Electric Cooperative was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit wholesale power supply cooperative. We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. We serve their power requirements pursuant to long-term, all-requirements wholesale power contracts. Through our member distribution cooperatives, we served approximately 600,000 retail electric customers (meters), representing a total population of approximately 1.5 million people in 2022.

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

Electric distribution cooperatives form power supply cooperatives to acquire power supply resources, typically through the construction of generating facilities or the acquisition of other power purchase arrangements, at a lower cost than if they were acquiring those resources alone.

We are a not-for-profit electric cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12). See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Taxable Status” in Item 7.

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

Revenues from our member distribution cooperatives and the percentage each contributed to total revenues from sales to our member distribution cooperatives in 2022 were as follows:

Member Distribution Cooperatives	Revenues
	(in millions)
Rappahannock Electric Cooperative	$288.6	30.3%
Shenandoah Valley Electric Cooperative	180.9	19.0
Delaware Electric Cooperative, Inc.	140.0	14.7
Choptank Electric Cooperative, Inc.	92.3	9.7
Southside Electric Cooperative	67.5	7.1
A&N Electric Cooperative	55.1	5.8
Mecklenburg Electric Cooperative	54.3	5.7
Prince George Electric Cooperative	25.8	2.7
Northern Neck Electric Cooperative	21.5	2.3
Community Electric Cooperative	13.9	1.5
BARC Electric Cooperative	11.2	1.2
Total	$951.1	100.0%

In 2022, there was no individual customer of any of our member distribution cooperatives that constituted 1% or more of our revenues from our member distribution cooperatives. We anticipate that this percentage will increase primarily due to the addition of data centers in our member distribution cooperatives' service territories.

Service Territories and Customers

The territories served by our member distribution cooperatives cover large portions of Virginia, Delaware, and Maryland. These service territories range from the extended suburbs of Washington, D.C. to the North Carolina border and from the Atlantic shores of Virginia, Delaware, and Maryland to the Appalachian Mountains.

Our member distribution cooperatives’ service territories encompass primarily rural, suburban, and recreational areas. Our member distribution cooperatives’ customers’ requirements for capacity and energy generally are seasonal and increase in winter and summer as home heating and cooling needs increase and then decline in the spring and fall as the weather becomes milder. Our member distribution cooperatives also serve major industries which include manufacturing, poultry, telecommunications and data centers, agriculture, forestry and wood products, health care, and recreation.

Our member distribution cooperatives’ sales of energy in 2022 totaled approximately 12,500,000 MWh. These sales were divided by customer class as follows:

Percentage of Customers (Meters)
90.0%
9.2%
0.8%
Residential
Commercial and industrial
Other

From 2017 through 2022, our eleven member distribution cooperatives experienced a compound annual growth rate of 1.5% and 1.8%, in the number of customers (meters) and energy sales measured in MWh, respectively.

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

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration. Purchases under this exception constituted less than 2% of our member distribution cooperatives’ total energy requirements in 2022.

There are two additional limited exceptions to the all-requirements nature of our wholesale power contracts. One exception permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from its owned generation or other suppliers. The member distribution cooperative may return this load with proper notice. The other exception permits a member distribution cooperative to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. As of December 31, 2022, none of our member distribution cooperatives had utilized this latter exception.

If all of our member distribution cooperatives elected to fully utilize the 5% or 5 MW exception, we estimate the current impact on our load requirements would be a reduction of approximately 181 MW of demand and associated energy. As of December 31, 2022, approximately 144 MW of demand and associated energy had been removed under this provision. In May 2023, we anticipate that approximately 16 MW of load will return to us. We do not anticipate that the current or potential full utilization of this exception or the return of all removed load by our member distribution cooperatives would have a material impact on our results of operations, financial condition, or cash flows.

Each member distribution cooperative is required to pay us monthly for the power we furnish under its wholesale power contract in accordance with our formula rate. The formula rate, which has been filed with and accepted by FERC, is designed to recover our total cost of service and create a firm equity base. See “Regulation—Rate Regulation” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7.

More specifically, the formula rate is intended to meet all of our costs, expenses, and financial obligations associated with our ownership, operation, maintenance, repair, replacement, improvement, modification, retirement, and decommissioning of our generating plants, transmission system, or related facilities; services provided to the member distribution cooperatives; and the acquisition and transmission of power or related services, including:

•
payments of principal and premium, if any, and interest on all our indebtedness (other than payments resulting from the acceleration of the maturity of the indebtedness);
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

Regulation of Member Distribution Cooperatives

Of our eleven member distribution cooperatives, eight currently participate in RUS loan or guarantee programs. These member distribution cooperatives have entered into loan documents with RUS that we understand contain affirmative and negative covenants, including with respect to matters such as accounting, issuances of securities, rates and charges for the sale of power, construction or acquisition of facilities, and the purchase and sale of power. In addition, we understand financial covenants in these member distribution cooperatives’ loan documents require them to design rates to achieve an interest coverage ratio and a debt service coverage ratio. Finally, we understand that the principal loan documentation of our member distribution cooperatives that do not participate in RUS loan or guarantee programs contains similar covenants.

Our member distribution cooperatives in Virginia are subject to rate regulation by the VSCC in the provision of electric services to their customers, but they have the ability to pass through changes in their wholesale power costs, including the demand and energy costs we charge our member distribution cooperatives, to their customers. Our Virginia member distribution cooperatives also may adjust their rates for distribution service by a maximum net increase or decrease of 5%, on a cumulative basis, in any three-year period without approval by the VSCC. Additionally, the member distribution cooperatives may make adjustments to their rates to collect fixed costs through a new or modified fixed monthly charge rather than through volumetric charges associated with energy usage, as long as those adjustments are revenue neutral.

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

Competition

Delaware and Maryland each have laws unbundling the power component (also known as the generation component) of electric service to retail customers, while maintaining regulation of transmission and distribution services. All retail customers in Delaware, including customers of DEC, are currently permitted to purchase power from a registered supplier only after DEC approves the supplier’s ability to do business in its service territory. All retail customers in Maryland, including customers of CEC, are currently permitted to purchase power from the registered supplier of their choice. As of March 1, 2023, no retail customer of DEC or CEC had switched to an alternative power supplier.

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year. During 2022, approximately 10 MW of power was removed from our load under this provision. Retail choice is also available to any Virginia customer whose noncoincident peak demand exceeds 90 MW. Additionally, all Virginia retail customers may select an alternative power supplier that provides 100% renewable energy if their incumbent utility, such as one of our member distribution cooperatives, does not offer this same option. As of December 31, 2022, all of our Virginia member distribution cooperatives provided this option.

Currently, we do not anticipate that any of these limited rights to retail choice of our member distribution cooperatives’ customers, individually or in the aggregate, will have a material impact on our results of operations, financial condition, or cash flows.

TEC

TEC is owned by our member distribution cooperatives and currently is our only Class B member. We have a power sales contract with TEC under which we may sell to TEC power that we do not need to meet the needs of our member distribution cooperatives. TEC then sells this power to the market under market-based rate authority granted by FERC. During 2022, we sold excess power to TEC, and TEC had sales to third parties. In 2021 and 2020, we had no sales to TEC and TEC had no sales to third parties. Additionally, we have a separate contract under which we may purchase natural gas from TEC; however, we have not purchased natural gas from TEC in recent years. TEC does not engage in speculative trading.

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

	Year Ended December 31,
	2022		2021		2020
	(in MWh and percentages)
Generated:
Wildcat Point	3,943,281	31.3%	3,477,212	28.1%	3,030,617	24.5%
North Anna	1,655,424	13.1	1,783,076	14.4	1,832,792	14.8
Clover	316,116	2.5	446,329	3.6	620,324	5.0
Louisa	241,838	1.9	487,008	4.0	360,984	3.0
Marsh Run	342,844	2.7	681,180	5.5	582,648	4.7
Distributed Generation	2,088	—	3,011	—	2,536	—
Total Generated	6,501,591	51.5	6,877,816	55.6	6,429,901	52.0
Purchased:
Other than renewable:
Long-term and short-term	2,507,109	19.9	2,270,431	18.3	2,715,944	22.0
Spot market	2,869,572	22.8	2,483,820	20.1	2,438,563	19.7
Total Other than renewable	5,376,681	42.7	4,754,251	38.4	5,154,507	41.7
Renewable (1)	732,633	5.8	737,039	6.0	784,224	6.3
Total Purchased	6,109,314	48.5	5,491,290	44.4	5,938,731	48.0
Total Available Energy	12,610,905	100.0%	12,369,106	100.0%	12,368,632	100.0%

(1)
Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

In 2022, our generating facilities satisfied approximately 90.7% of our weighted average PJM capacity obligation of approximately 2,743 MW. For a description of our generating facilities, see “Properties” in Item 2. In 2022, we satisfied the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts. See “PJM” below. The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. See “Power Purchase Contracts” below.

Our total available energy and total PJM capacity obligation resources by fuel type and purchase type for 2022 are detailed below:

Energy
42.7%
5.8%
35.9%
2.5%
13.1%
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

As part of our ongoing power supply planning process, on February 3, 2021, we announced a goal to achieve net zero CO2 emissions by 2050 and set an interim goal to reduce our carbon intensity (pounds of CO2 emitted per MWh) by 50% (from 2005 levels) by 2030. As of December 31, 2022, we have reduced our carbon intensity by approximately 45% from 2005 levels. In addition to including carbon emissions related to our owned generating facilities, we impute carbon emissions for our market purchases using the PJM system average emission rate. We do not impute carbon emissions for any renewable power purchases for which we do not retire the renewable energy credits. We will continue to evaluate and monitor industry practices with respect to the calculation of carbon intensity and we may adjust our calculations accordingly.

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

All of our member distribution cooperatives’ service territories are located in PJM. As a member of PJM, we are subject to the operations of PJM, and our generating facilities are under dispatch direction of PJM. We transmit power to our member distribution cooperatives through the transmission facilities subject to operational control of PJM, including a limited amount of transmission facilities we own. We have agreements with PJM that provide us with access to transmission facilities under PJM’s operational control as necessary to deliver energy to our member distribution cooperatives. See “Transmission” in Item 2.

PJM balances its members’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and directs the dispatch of available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. When the most economical generating facilities cannot be dispatched due to transmission constraints, PJM will direct the dispatch of more expensive generating facilities to meet the required power requirements. PJM members whose power requirements cause the redispatch are obligated to pay the additional costs to dispatch the more expensive generating facilities. These additional costs are commonly referred to as congestion costs. PJM conducts auctions of financial transmission rights for future periods to provide members an opportunity to hedge these congestion costs.

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

PJM rules require that load serving entities, such as ODEC, meet certain minimum capacity obligations to support reliability of the energy market. These obligations can be met through a combination of owned generation resources and purchases under bilateral agreements and from forward capacity auctions under PJM’s capacity rules, known as RPM. PJM compensates us for the capacity of our generating facilities made available for dispatch when called upon. If PJM does not call upon our generating facilities for dispatch, we are still compensated by PJM for capacity. The purpose of PJM’s capacity rules is to develop a longer-term pricing program for capacity resources, to provide localized pricing for capacity, and to reduce the resulting investment risk to owners of generating resources, thus encouraging new investment in generating facilities. The value of capacity resources can vary by location and RPM provides for the recognition of the locational value.

The PJM tariff includes a component referred to as capacity performance, which is intended to improve the reliability of the power grid by increasing the availability of generating units, especially during emergency conditions. Generation owners, such as ODEC, are exposed to significant non-performance charges if their generating units do not operate when dispatched during emergency conditions. Conversely, if generation owners do operate their generating units in excess of their capacity obligation during emergency conditions, they may be eligible for capacity performance bonus payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Winter Storm Elliott” in Item 7.

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

Renewables

We have power purchase contracts for approximately 300 MW from wind, solar, and landfill gas facilities that are operational. We currently have approximately 50 MW of solar under contract that is projected to become operational between 2023 and 2025. Development of solar projects, including those for which we have currently contracted and may contract for in the future, are being impacted by delays and costs related to the regulatory approval and interconnection approval processes, and supply chain issues.

Our contracts for renewables allow us to buy output, including renewable energy credits, from the renewable facilities typically at predetermined prices. We may sell these renewable energy credits to our member distribution cooperatives and non-members. We do not own or operate any of these facilities and are not responsible for their operational costs or performance.

Fuel Supply

Natural Gas

We are responsible for procuring the natural gas to be used by all of our units at Wildcat Point, Louisa, and Marsh Run, all of which are located adjacent to natural gas transmission pipelines, and have developed and utilize a natural gas supply strategy. The strategy includes securing transportation contracts and incorporating the ability to use No. 2 distillate fuel oil as a backup fuel for Louisa and Marsh Run. We have identified our primary natural gas suppliers and have negotiated contracts to procure physical natural gas. We have put in place strategies and mechanisms to financially hedge our natural gas needs. We take steps to seek to ensure that we have sufficient supplies of natural gas available in the future to support the operation of Wildcat Point and our combustion turbine facilities, but several factors can affect the availability and delivery of natural gas including significant price volatility, prioritization of natural gas distribution, increased reliance on natural gas for power generation in the industry, and reliability issues related to natural gas. See “Risks Factors” in Item 1A and “Market Price Risk” in Item 7A.

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

Coal

Virginia Power, as operating agent of Clover, has the sole authority and responsibility to procure coal for the facility. We are not a direct party to any of these procurement contracts and we do not control their terms or duration. As of December 31, 2022 and December 31, 2021, based on Clover running at full capacity, there was a 36-day and a 26-day supply of coal, respectively. The availability of coal can be impacted by the reduced production of coal, transportation issues, and exports of coal. See “Risk Factors” in Item 1A.

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

Environmental

We are subject to federal, state, and local laws and regulations, and permits designed to both protect human health and the environment and to regulate the emission, discharge, or release of pollutants into the environment. We believe that we are in material compliance with all current requirements of such environmental laws and regulations and permits. However, as with all electric utilities, the operation of our generating units could be affected by future changes in environmental laws and regulations. We continue to monitor activity related to changes in environmental laws and regulations, including new requirements that could apply to our operations. Capital expenditures and increased operating costs required to comply with any future regulations could be significant. See “Risk Factors” in Item 1A. Our capital expenditures for environmental improvements at our generating facilities were approximately $22 thousand and $0.5 million in 2022 and 2021, respectively.

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
o
In April 2022, the EPA published a proposed plan that included revised CSAPR ozone season NOX allowances as well as emission rate limits for coal-fired units. We anticipate this rulemaking will be finalized by May 1, 2023. We continue to follow this rulemaking and the potential impact to the operation of Clover.
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
•
Virginia joined RGGI in 2021 (see “Virginia Clean Economy Act” below). On January 15, 2022, the governor of the Commonwealth of Virginia issued an executive order directing the Virginia Department of Environmental Quality to explore options for Virginia’s withdrawal from RGGI, including repealing existing regulations that enabled Virginia to join RGGI. During 2022, the Virginia Department of Environmental Quality took steps to repeal the existing regulation and withdraw from RGGI. Timing of the completion of the process is uncertain and may result in litigation.
•
Currently, we are required to purchase RGGI CO2 allowances for each ton of CO2 emitted by Wildcat Point, Clover, Louisa, and Marsh Run.
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

Human Capital

Our success depends upon the skills and collective strengths of all of our employees. We focus on the health, safety, and well-being of our employees. We attract and retain our employees by offering competitive compensation and benefits packages, including healthcare, a defined-benefit pension plan, a 401(k) plan, paid time off, and other benefits. We promote educational development of our employees with an education and tuition reimbursement program and encourage employees to participate in related trade associations.

Included in our benefits, is our wellness program. We reimburse our employees for monthly membership fees to a health club of their choice as well as provide regular wellness events at our facilities for our employees.

We promote a safe and healthy work environment at all of our facilities. In addition to safety requirements associated with the operation or maintenance of our facilities, we have programs and procedures designed to improve our safety performance and provide educational information to our employees.

We are committed to being a positive influence in the communities we serve. We encourage our employees to volunteer where they live and work and provide our employees with the opportunity to use working hours to volunteer and support programs that positively impact the quality of life within these communities.

Our workforce is composed of operational staff at our generating facilities and headquarters staff. We are not a party to any collective bargaining agreement. As of March 1, 2023, we had 132 employees, including 50 employees at our generating facilities and 82 employees at our headquarters office. The average tenure of our employees is eleven years.

ITEM 1A. RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating ODEC. These risk factors could affect our actual results and cause these results to differ materially from those expressed in any forward-looking statements of ODEC. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. We consider the risks listed below to be material, but you may view risks differently than we do and we may omit a risk that we consider immaterial but you consider important. An adverse outcome of any of the following risks could materially affect our business or financial condition. These risk factors should be read in conjunction with the other detailed information set forth elsewhere in this report, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including “Caution Regarding Forward-looking Statements,” in Item 7 and “Notes to Consolidated Financial Statements” in Item 8.

FINANCIAL, MARKET, AND ECONOMIC RISKS

Our financial condition is largely dependent upon our member distribution cooperatives.

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations to us under their wholesale power contracts. In 2022, 64.0% of our revenues from sales to our member distribution cooperatives were received from our three largest members, REC, SVEC, and DEC. The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formula rate. See “Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1 and “Factors Affecting Results—Formula Rate” in Item 7. Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval, with limited exceptions.

The formula rate is intended to allocate our costs based on how they are incurred. As the circumstances impacting our costs change with the evolving energy sector and PJM market, the potential increases for disagreements with or among our member distribution cooperatives about cost allocation. When changes are necessary, we apply to FERC to modify our formula rate. As a result, one or more of our member distribution cooperatives, or its customers, could challenge the proposed modifications. Such a challenge likely would not cause us to fail to recover all of our costs and other amounts to be collected under the wholesale power contracts, but it could interfere with our ability to work as effectively as an organization as otherwise would be the case if disagreements with or among our member distribution cooperatives did not exist.

Our member distribution cooperatives’ ability to collect their costs from their members may have an impact on our financial condition. Economic conditions may make it difficult for some customers of our member distribution cooperatives to pay their power bills in a timely manner, which could ultimately affect the financial health of the member distribution cooperatives and the timeliness of payments to us.

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

Purchasing power helps us mitigate high fixed costs related to the ownership of generating facilities but exposes us to significant market price risk because energy prices can fluctuate substantially. When we enter into long-term power purchase contracts or agree to purchase energy at a date in the future, we utilize our judgment and assumptions in our models. Our judgment and assumptions relate to factors such as future demand for power and market prices of energy and the price of commodities, such as natural gas, used to generate electricity. Our models cannot always accurately predict what will actually occur and our results may vary materially from what our models forecast, which may in turn impact our resulting costs to our members. Our models become less reliable the further into the future that the estimates are made. Although we have developed strategies to attempt to meet our power requirements in an economical manner and we have implemented a hedging strategy to limit our exposure to variability in market prices, we still may purchase energy at a price that is higher than other utilities’ costs of generating energy or future market prices of energy. For further discussion of our market price risk, see “Market Price Risk” in Item 7A.

We are subject to changes in fuel costs and delivery constraints for our generating facilities, which could increase the cost of generating power. We are also exposed to changes in purchased power costs. Increases in fuel costs and purchased power costs increase the cost to our member distribution cooperatives.

Factors that could influence fuel and purchased power costs include:

•
weather;
•
supply and demand for these commodities;
•
the availability of competitively priced alternative energy sources;
•
constraints related to the transportation of fuels;
•
price competition among fuels used to produce electricity, including natural gas, coal, and oil;
•
availability, dispatch, and efficient operation of our generating facilities and generating facilities owned by others;
•
transmission constraints;
•
the impact of adoption of new technologies in the power industry, such as energy storage technologies;
•
federal, state, and local energy and environmental regulation and legislation, including increased regulation of the extraction or burning of natural gas and coal; and
•
war, acts and threats of terrorism, sabotage, natural disasters, pandemics, and other catastrophic events.

In 2022, we purchased approximately 48.5% of our energy resources. These purchases consisted of a combination of purchases under physically-delivered forward contracts and purchases of energy in the spot market. Purchases of energy from other suppliers will continue in the future and could increase because the operation of our generating facilities is subject to many risks, including changes in their dispatch, shutdown, or breakdown or failure of equipment.

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

We use various hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power market and natural gas price risks. These hedging instruments generally include collateral requirements that require us to deposit funds or post letters of credit with counterparties when their credit exposure to us is in excess of agreed upon credit limits. When commodity prices decrease below the levels where we have hedged future costs, we may be required to use a material portion of our cash or available commitments under our revolving credit facility to cover these collateral requirements. Volatility in the power and natural gas markets impacts our available liquidity and may cause us to change our cash management and liquidity strategies.

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

REGULATORY AND LEGISLATIVE RISKS

Our generating assets and costs to serve our load may be impacted by regulatory changes in PJM.

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

In April 2022, the EPA published a proposed plan that included revised CSAPR ozone season NOX allowances as well as emission rate limits for coal-fired units. We anticipate this rulemaking will be finalized by May 1, 2023. We continue to follow this rulemaking and the potential impact to the operation of Clover. See “Regulation—Environmental—Clean Air Act” in Item 1.

In addition to new legislation or regulation, governmental administration priorities can change over time in ways that we cannot predict. Virginia joined RGGI in 2021 pursuant to the 2019 regulation that established an emission limitation program to reduce CO2 from electric power facilities. During 2022, the Virginia Department of Environmental Quality took steps to repeal the existing regulation and withdraw from RGGI. Timing of the completion of the process is uncertain and may result in litigation. See “Regulation—Environmental—Virginia Clean Economy Act” in Item 1.

We cannot predict the cost, effect, or duration of any future environmental legislation or regulation. New environmental laws or regulations, the modification or reinterpretation of existing environmental laws or regulations, or penalties imposed for non-compliance with existing environmental laws or regulations may require us to incur additional expenses and could have a material adverse effect on the cost of power we supply our member distribution cooperatives. Also, the uncertainty related to changes in environmental laws and regulation poses risks related to long-term planning for generation assets and related decisions about future capital expenditures. See “Regulation—Environmental” in Item 1.

Failure to comply with regulatory reliability standards, and other regulatory requirements could subject us to substantial monetary penalties.

As a result of the Energy Policy Act of 2005, as amended, owners, operators, and users of bulk electric systems, including ODEC, are subject to mandatory reliability standards enacted by NERC and its regional entities, and enforced by FERC. We must follow these standards, which are in place to require that proper functions are performed to ensure the reliability of the bulk power system. Although the standards are developed by the NERC Standards Committee, which includes representatives of various electric energy sectors, and must be just and reasonable, the standards are legally binding and compliance may require increased capital expenditures and costs to provide electricity to our member distribution cooperatives under our wholesale power contracts. If we are found to be in non-compliance with any mandatory reliability standards, we could be subject to sanctions, including potentially substantial monetary penalties. New, revised or reinterpreted laws or regulations related to reliability standards or participation in wholesale power markets could also result in substantial monetary penalties if ODEC is found to have violated or failed to comply with applicable standards, laws, and regulations.

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

The operation of our generating or transmission facilities involves risks, including the breakdown or failure of power generation equipment, transmission lines, piping or other equipment or processes, fuel supply availability and delivery constraints, and performance below expected levels of output or efficiency. The occurrence of any of these events could result in:

•
substantial charges assessed by PJM as a result of the expectation that generating facilities would operate if called upon to be dispatched;
•
significant additional capital expenditures to repair or replace the affected facilities;
•
the purchase of potentially more costly replacement power on the open market; or
•
substantial price risk due to constraints in the availability or delivery of fuel.

We are subject to fuel procurement and delivery risks.

The operation of our generating facilities involves risk, including the procurement and delivery of an adequate supply of fuel to operate our facilities.

The operation of our natural gas fueled facilities involves risks including the physical availability and delivery of an adequate supply of natural gas to operate our facilities to meet the requirements of PJM. The physical delivery of natural gas is being impacted by reliability issues related to the transportation of natural gas as well as the lack of reliability standards for natural gas suppliers. This can result in constrained delivery or failure to deliver natural gas, which can cause the diminished ability or inability of our generating facilities to operate.

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

Failure to attract and retain a qualified workforce could have an adverse effect on our operations.

We are dependent upon our staff at our generating facilities and headquarters to operate our business. We have an aging workforce and there is increased competition for skilled workforce to replace these individuals. Additionally, the change in the workforce environment expectations by current and potential employees may lead to increased retirements and resignations, as well as a decreased number of potential applicants to fill vacant positions. These challenges could result in loss of institutional knowledge, lower initial productivity, failure to hire adequately qualified replacements, and future availability and cost of contract labor. All of these factors may result in increased costs and adversely affect our operations.

We are subject to risks associated with owning an interest in a nuclear generating facility.

We have an 11.6% undivided ownership interest in North Anna, which provided approximately 13.3% of our energy requirements in 2022. Ownership of an interest in a nuclear generating facility involves risks, including:

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

We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure. We rely on networks, information systems, and other technology, including the internet and third-party hosted servers, to support a variety of business processes and activities. Deliberate or unintentional cybersecurity incidents, including ransomware, could directly or indirectly compromise our information related to the operation or maintenance of our generating or transmission facilities and could adversely affect our ability to operate or manage our generating or transmission facilities effectively or the ability of Virginia Power, as operator of North Anna and Clover, to operate those facilities.

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

We cannot predict the impact that any future terrorist attack, sabotage, natural disaster, or pandemic may have on the energy sector in general, or on our business in particular. Infrastructure facilities, such as electric generating, transmission, and distribution facilities, and RTOs, could be direct targets of, or indirect casualties of, an act of terror or sabotage. The physical compromise of our facilities could adversely affect our ability to operate or manage our facilities effectively. Additionally, any military strikes or sustained military campaign may affect our business in unpredictable ways, such as changes in financial markets, and disruptions of fuel supplies and energy markets. Instability in financial markets as a result of war, terrorism, sabotage, natural disasters, pandemics, credit crises, recession, or other factors could have a significant negative effect on the United States economy, affect the availability or delivery of parts or materials that we need to operate our business, or increase the cost of financing and insurance coverage, which could negatively impact our results of operations and financial condition.

Technological advancements and other changes impacting power requirements of our member distribution cooperatives’ customers may alter energy and demand requirements for power from us.

Technological advancements are occurring in the electric industry, including advancements related to self-generation and distributed energy technologies. Distributed energy technologies include fuel cells, batteries, microturbines, wind turbines, and solar cells. The increased adoption of distributed energy and energy efficiency technologies, the impact of regional economic conditions, and changes in member distribution cooperatives' customer base could change our member distribution cooperatives’ demand for power from us and our long-term load expectations.

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

Clover

Virginia Power, the co-owner of Clover, is responsible for operating, and procuring and arranging for the transportation of the fuel required to operate Clover. See “Power Supply Resources—Fuel Supply—Coal” in Item 1. ODEC and Virginia Power are each entitled to half of the power generated by Clover. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover. When Clover was constructed in 1995, it was intended to operate as a baseload generating facility. As changes in the industry have occurred, Clover now serves us principally as a capacity resource with on-site storage of fuel. In this role, Clover is operated when it is economical or required for reliability.

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

ITEM 3. LEGAL PROCEEDINGS

Recovery of 2014 Costs from PJM

In the first quarter of 2014, we incurred approximately $14.9 million of costs related to the dispatch of our combustion turbine facilities for which we were directed by PJM to incur and were subsequently denied reimbursement. Our pursuit of recovery of these costs from PJM before FERC was unsuccessful after pursuit of recovery in the Circuit Court for the County of Henrico in the Commonwealth of Virginia, the United States District Court for the Eastern District of Virginia, and the United States Court of Appeals for the Fourth Circuit. The court of appeals affirmed the district court's ruling and dismissed the case on January 19, 2022. On April 18, 2022, we filed a writ of certiorari with the United States Supreme

Court and on October 3, 2022, the United States Supreme Court denied our petition for certiorari. We had not recorded a receivable related to this matter. The court's order is final, and the matter is concluded.

Other

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

Our results from operations for the year ended December 31, 2022, as compared to 2021, were primarily impacted by increases in our total energy rate charged to our member distribution cooperatives, the increase in purchased energy costs, the increase in the average cost of fuel, and the under-collection of energy costs.

•
Total revenues from sales to our member distribution cooperatives increased 30.8%, primarily due to the increase in energy revenues. Energy revenues increased 64.7% due to the increases in our total energy rate and the 5.1% increase in energy sales in MWh to our member distribution cooperatives. The weather in the fourth quarter of 2022 was colder as compared to the fourth quarter of 2021 and contributed to this increase in energy sales in MWh.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased 97.3%. Purchased energy costs increased 104.2% due to the 83.6% increase in the average cost of purchased energy and the 11.3% increase in the volume of purchased energy. The increase in the volume of purchased energy was primarily the result of the 5.5% decrease in generation from our owned facilities, due to PJM’s economic dispatch.
•
Fuel expense increased 16.3% as a result of the 23.0% increase in the average cost of fuel, partially offset by the realized gains on our natural gas futures contracts and the 5.5% decrease in generation from our owned facilities.
•
Deferred energy expense was an under-collection of $78.8 million. As a result of this under-collection, we implemented increases to our total energy rate of 6.7%, effective May 1, 2022, and 47.7%, effective July 1, 2022.

Our financial condition as of December 31, 2022, was primarily impacted by the under-collection of energy costs and the decrease in the market value of the nuclear decommissioning trust.

We believe our results for 2022 were not materially impacted by the COVID-19 pandemic. We believe that other factors described above were the primary drivers of our results for 2022.

Winter Storm Elliott

In December 2022, a major winter storm event, referred to as Winter Storm Elliott, occurred over most of the Central and Eastern U.S., affecting the entire PJM region. On December 23, 2022, the region experienced a severe temperature drop resulting in a significant spike in the need for power. On December 23 and 24, 2022, PJM issued two separate Performance Assessment Interval (“PAI”) events totaling approximately 23 hours. During a PAI event, owners of generating facilities, including ODEC, are subject to significant capacity performance charges if their generating facilities do not perform when called upon by PJM; and also are eligible for capacity performance bonus payments if those facilities perform in excess of their required capacity obligations. The capacity performance charges that PJM collects are redistributed to the PJM generators that are eligible for capacity performance bonus payments. During the Winter Storm Elliott PAI events, many PJM members, including ODEC, experienced forced outages and were unable to perform at times as a result of natural gas availability constraints and mechanical issues. Additionally, some PJM members, including ODEC, performed in excess of their required capacity obligations at times.

As a result of the forced outages we experienced during the Winter Storm Elliott PAI events, we recorded a $20.1 million liability for estimated capacity performance charges and established a regulatory asset to defer these charges. We are unable to estimate the amount of the capacity performance bonus payments for which we may be eligible until PJM provides additional information and therefore have not recorded any capacity performance bonus payments at this time. See “Note 9—Regulatory Assets and Liabilities” in Item 8.

Taxable Status

We are a not-for-profit wholesale power supply cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12). In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis. We maintained our tax-exempt status as of December 31, 2022.

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Margin Stabilization adjustment	$2,255	$11,614	$13,227

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna. As of December 31, 2022 and 2021, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $166.3 million, or 87.2% of our total asset retirement obligations, and $161.5 million, or 87.4% of our total asset retirement obligations, respectively. Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts. The third-party experts provide us with periodic site-specific “base year” cost studies in order to estimate the nature, cost, and timing of planned decommissioning activities for North Anna. These cost studies are based on relevant information available at the time they are performed, however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption. Our current estimate is based on a study that was performed in 2019 and adopted effective December 31, 2019. We are not aware of any events that have occurred since the 2019 study that would materially impact our estimate or that would have required an updated study to be performed in 2022. See "Note 3—Accounting for Asset Retirement and Environmental Obligations” in Item 8.

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities. The following table details the weighted average cost escalation rates used by the study:

Year Study Performed	Weighted Average Cost Escalation Rate
2002	3.27%
2005	2.42
2009	2.30
2014	2.04
2019	1.85

The weighted average cost escalation rate was applied if the cash flows increased as compared to the previous study. The original weighted average cost escalation rate was applied if the cash flows decreased as compared to the previous study. The use of alternative rates would have been material to the liabilities recognized. For example, had we increased the cost escalation rates by 0.5%, the amount recognized as of December 31, 2022, for our asset retirement obligations related to nuclear decommissioning would have been $45.0 million higher.

Accounting for Derivatives and Hedging

We primarily purchase power under both long-term and short-term physically-delivered forward contracts to supply power to our member distribution cooperatives. These forward purchase contracts meet the accounting definition of a derivative; however, a majority of these forward purchase derivative contracts qualify for the normal purchases/normal sales accounting exception under Accounting for Derivatives and Hedging. As a result, these contracts are not recorded at fair value. We record a liability and purchased power expense when the power under the physically-delivered forward contract is delivered. We also purchase natural gas futures generally for five years or less to hedge the price of natural gas for our facilities which utilize natural gas. These derivatives do not qualify for the normal purchases/normal sales accounting exception.

For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we defer all unrealized gains and losses on a net basis as a regulatory liability or regulatory asset, respectively, in accordance with Accounting for Regulated Operations. See "Accounting for Regulated Operations” above. These amounts are subsequently reclassified as purchased power or fuel expense on our Consolidated Statements of Revenues, Expenses, and Patronage Capital as the power or fuel is delivered and/or the contract settles.

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

As stated above, our margin requirement and additional equity contributions approved by our board of directors are recovered through our demand rates. We establish our demand rates to produce a net margin attributable to ODEC equal to 20% of our budgeted total interest charges, plus additional equity contributions approved by our board of directors. The formula rate permits us to adjust revenues from the member distribution cooperatives to equal our actual total demand costs incurred, including a net margin attributable to ODEC equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors. We make these adjustments utilizing Margin Stabilization. See “Critical Accounting Policies—Margin Stabilization” above.

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

In calculating margins for interest under the Indenture, we factor in any item of net margin, loss, income, gain, earnings or profits of any of our affiliates or subsidiaries, only if we have received those amounts as a dividend or other distribution from the affiliate or subsidiary, or if we have made a contribution to, or payment under a guarantee or like agreement for an obligation of, the affiliate or subsidiary. Any amounts that we are required to refund in subsequent years do not reduce margins for interest as calculated under the Indenture for the year the refund is paid. Margins for interest was 1.23, 1.37, and 1.21, for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The heating and cooling degree days for the past three years were as follows:

	2022	2021	2020
Heating degree days	3,550	3,042	2,750
Cooling degree days	1,326	1,348	1,361
•
Economy – General economic conditions have an impact on the rate of growth of our member distribution cooperatives’ energy requirements.
•
Residential growth – Residential growth in our member distribution cooperatives’ service territories and increases in consumption levels increase the requirements for power.
•
Commercial growth – The amount, size, and usage of electronics and machinery and the expansion of operations among our member distribution cooperatives’ existing and new commercial and industrial customers impact the requirements for power.
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

In 2022, our generating facilities satisfied approximately 90.7% of our PJM capacity obligation and 51.5% of our energy requirements. We obtained the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts. The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. See “Power Supply Resources” in Item 1 and “Properties” in Item 2.

The Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, includes approximately $370 billion of spending and tax incentives for clean energy provisions. The act includes provisions that:

•
extend and expand the production and investment tax credits for wind and solar projects;
•
provide for credits for energy storage, electric vehicles, and carbon capture and sequestration;
•
allow for the transferability of clean energy tax credits on existing and qualifying new facilities; and
•
allow electric cooperatives to be paid the cash value of tax credits on projects they own.

We are evaluating the impacts of the act on our future capital projects.

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

PJM balances its members’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and directs the dispatch of available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. When the most economical generating facility cannot be dispatched due to transmission constraints, PJM will direct the dispatch of more expensive generating facilities to meet power requirements. For these reasons, actions by PJM may materially affect our operating results. PJM compensates us for the capacity of our generating facilities made available without regard to whether our generating facilities are dispatched. See “Power Supply Resources—PJM” in Item 1.

We transmit power to our member distribution cooperatives through the transmission facilities subject to PJM operational control, including a limited amount of transmission facilities we own. We have agreements with PJM which provide us with access to transmission facilities under PJM’s control as necessary to deliver energy to our member distribution cooperatives. See “Transmission” in Item 2.

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

Operational Availability

The operational availability of our owned generating resources for the past three years was as follows:

	Year Ended December 31,
	2022	2021	2020
Wildcat Point	84.2%	88.2%	90.0%
North Anna	84.9	91.5	93.6
Clover	80.8	74.9	69.8
Louisa	95.7	93.6	95.7
Marsh Run	97.3	96.6	92.1

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the past three years as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Year Ended December 31,
	2022	2021	2020
Wildcat Point	45.9%	40.4%	35.1%
North Anna	86.1	92.8	95.1
Clover	8.5	12.0	16.6

Each unit at North Anna is scheduled for refueling approximately every 18 months. While only one unit is refueled at a time, this refueling schedule typically results in both units being off-line for refueling during the same calendar year once every three years. During 2022, both units at North Anna were off-line for refueling; and during 2021 and 2020, one unit at North Anna was off-line for refueling.

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

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the past three years were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$540,423	$328,045	$375,714
Renewable energy credits	259	36	33
Demand revenues	410,437	398,819	395,067
Total revenues from sales to member distribution cooperatives	951,119	726,900	770,814
Non-members
Energy revenues (1)	42,818	45,255	31,431
Renewable energy credits	11,980	8,485	5,438
Demand revenues	—	—	21
Total revenues from sales to non-members	54,798	53,740	36,890
Total operating revenues	$1,005,917	$780,640	$807,704

Energy sales to:	(in MWh)
Member distribution cooperatives	11,905,334	11,329,811	10,916,844
Non-members	521,858	958,309	1,386,307
Total energy sales	12,427,192	12,288,120	12,303,151

Average cost of energy to member distribution cooperatives (per MWh)	$45.39	$28.95	$34.42
Average total cost to member distribution cooperatives (per MWh)	$79.89	$64.16	$70.61
(1)
Includes TEC’s sales to non-members of $29.4 million for the year ended December 31, 2022. TEC did not have sales to non-members in 2021 or 2020.

Member Distribution Cooperatives

In 2022, total revenues from sales to our member distribution cooperatives increased $224.2 million, or 30.8%, as compared to 2021. Energy revenues increased $212.4 million, or 64.7%, due to the increases in our total energy rate (see table below); and the 5.1% increase in energy sales in MWh to our member distribution cooperatives. The weather in the fourth quarter of 2022 was significantly colder than the weather in the fourth quarter of 2021, as evidenced by the 35.9% increase in heating degree days, which contributed to this increase in energy sales in MWh.

The following table summarizes the changes to our total energy rate since 2020, which were implemented to address the differences in our realized as well as projected energy costs. See “Factors Affecting Results—Formula Rate” above.

Effective Date of Rate Change	% Change
January 1, 2020	(16.2)
January 1, 2021	(15.9)
January 1, 2022	20.3
May 1, 2022	6.7
July 1, 2022	47.7
January 1, 2023	(1.5)

Operating Expenses

The following is a summary of the components of our operating expenses for the past three years.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Fuel	$193,599	$166,517	$144,348
Purchased power	462,526	234,471	250,546
Transmission	151,778	131,290	128,427
Deferred energy	(78,831)	(28,116)	26,660
Operations and maintenance	91,360	78,294	61,518
Administrative and general	42,111	41,372	43,023
Depreciation and amortization	69,167	70,416	69,902
Amortization of regulatory asset/(liability), net	(960)	16,458	9,069
Accretion of asset retirement obligations	5,873	5,664	5,463
Taxes, other than income taxes	8,784	9,171	9,275
Total Operating Expenses	$945,407	$725,537	$748,231

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

Total operating expenses increased $219.9 million, or 30.3%, for 2022 as compared to 2021, primarily as a result of the increases in purchased power expense and fuel expense, partially offset by the decrease in deferred energy expense.

•
Purchased power expense, which includes the cost of purchased energy and capacity, increased $228.1 million, or 97.3%. The increase was primarily due to the $228.7 million, or 104.2%, increase in purchased energy costs. Purchased energy costs increased due to the 83.6% increase in the average cost of purchased energy and the 11.3% increase in the volume of purchased energy. The increase in the volume of purchased energy was primarily the result of the 5.5% decrease in generation from our owned facilities, due to PJM’s economic dispatch.
•
Fuel expense increased $27.1 million, or 16.3%, as a result of the 23.0% increase in the average cost of fuel, partially offset by the realized gains on our natural gas futures contracts of $123.3 million and the 5.5% decrease in generation from our owned facilities.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $50.7 million. We under-collected $78.8 million and $28.1 million in 2022 and 2021, respectively.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and capitalized interest. The major components of interest charges, net for the past three years were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Interest on long-term debt	$(53,020)	$(55,705)	$(57,831)
Interest on revolving credit facility	(378)	(400)	(2,078)
Other interest	(3,129)	(429)	(888)
Total interest charges	(56,527)	(56,534)	(60,797)
Allowance for borrowed funds used during construction	1,262	877	491
Interest charges, net	$(55,265)	$(55,657)	$(60,306)

Other interest increased $2.7 million as compared to 2021, primarily due to interest paid on prepayment balances. We maintain a program which allows our member distribution cooperatives to prepay their monthly power bills. Under this program, we pay interest on prepayment balances at a blended investment and short-term borrowing rate. See "Note 1—Summary of Significant Accounting Policies—Member Power Bill Payment Plan” in Item 8. The interest rate paid on prepayment balances increased in 2022 and the prepayment balances during the year were higher.

Net Margin Attributable to ODEC

In 2022, net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, decreased $8.7 million, as a result of the $8.7 million additional equity contribution in 2021 and the absence of an additional equity contribution in 2022. See “Factors Affecting Results—Formula Rate” above.

Patronage Capital Retirement

On December 14, 2021, our board of directors approved an additional equity contribution of $8.7 million, and subsequently declared a patronage capital retirement of $8.7 million. As a result of the December 14, 2021 declaration, we reduced patronage capital and increased accounts payable–members by $8.7 million. The $8.7 million patronage capital retirement was paid on March 25, 2022.

Discussion of Results of Operations Comparing 2021 to 2020

For discussion of our financial results comparing 2021 to 2020, see “Results of Operations” in Item 7 of our 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2022.

Financial Condition

The principal changes in our financial condition from December 31, 2021 to December 31, 2022, were caused by increases in accounts payable, deferred energy, revolving credit facility, and accounts receivable–members; partially offset by decreases in regulatory liabilities and nuclear decommissioning trust.

•
Accounts payable increased $84.6 million primarily due to the increase in gas and purchased power payables in 2022.
•
Deferred energy increased $78.8 million as a result of the under-collection of our energy costs in 2022.
•
Revolving credit facility increased $50.0 million due to outstanding borrowings under this facility.
•
Accounts receivable–members increased $48.8 million due to the $39.9 million increase in wholesale power invoices for December 2022 as compared to December 2021, and the $8.9 million increase in member distribution cooperatives’ extended payment balances, in accordance with the member power bill payment plan. See "Note 1—Summary of Significant Accounting Policies—Member Power Bill Payment Plan” in Item 8.
•
Regulatory liabilities decreased $58.7 million primarily due to the decrease in the regulatory liability related to the unrealized gain on the North Anna nuclear decommissioning fund.
•
Nuclear decommissioning trust decreased $51.4 million due to the decrease in the market value of the investments.

Equity Ratio

Our equity ratio was 30.8% and 30.3%, as of December 31, 2022 and 2021, respectively. Equity ratio equals patronage capital divided by the sum of our long-term debt, borrowings outstanding under our revolving credit facility, long-term debt due within one year, and patronage capital.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

In 2022, our operating activities used cash flows of $59.6 million, and for 2021 and 2020, our operating activities provided cash flows of $197.6 million and $197.7 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Commitments under this syndicated credit agreement extend through February 28, 2025. Available funding under this facility totaled $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025. We anticipate amending and restating this agreement during 2023. As of December 31, 2022, we had outstanding under this facility $50.0 million in borrowings at an interest rate of 5.35%. We did not have any borrowings outstanding under this facility as of December 31, 2021; however, the interest rate on borrowings would have been 1.1%. As of December 31, 2022 and 2021, we had a $0.5 million letter of credit outstanding under this facility.

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

The calculation of the interest on borrowings under the facility currently is based upon LIBOR. The syndicated credit agreement contains a provision that will result in interest rates being based upon a replacement index for LIBOR, if necessary. We are currently evaluating how the interest rate will be calculated using the replacement index. The phase-out of LIBOR and the substitution of a new benchmark replacement is not expected to have a material adverse effect on our cost of borrowing. We do not have other loan agreements or financial instruments (including derivatives) where the pricing is determined by reference to LIBOR.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and issuances of debt in the capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating and transmission facilities. We currently have no plans to construct major new generating or transmission facilities; however, we are evaluating the issuance of additional long-term indebtedness in the near term to fund capital expenditures related to our existing generating and transmission facilities. We believe our cash from operations, funds available from our revolving credit facility, and issuances of additional long-term indebtedness, will be sufficient to meet our currently anticipated future operational and capital requirements.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of December 31, 2022, had a balance of $225.3 million. Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, decommissioning trust obligations, and our contingent obligations as described above.

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities. We review these projections periodically in order to update our calculations to reflect changes in our future plans, projects currently under consideration, construction costs, market factors, and other items affecting our forecasts. Our actual capital expenditures could vary significantly from these projections. The table below summarizes our actual and projected capital expenditures on a cash flow basis, including capitalized interest, for 2020 through 2025:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2020	2021	2022	2023	2024	2025
	(in millions)
Wildcat Point	$68.9	$1.7	$1.8	$7.6	$0.5	$0.5
North Anna nuclear fuel	7.8	7.9	14.6	19.2	14.0	11.4
North Anna	15.6	8.9	9.1	21.6	24.6	39.6
Clover	1.3	2.6	0.3	0.7	0.7	0.7
Transmission	1.9	5.0	3.4	12.0	14.4	17.3
Combustion turbine facilities	2.7	2.7	1.2	11.6	8.9	2.5
Other	0.2	1.1	0.7	0.8	0.8	0.6
Total	$98.4	$29.9	$31.1	$73.5	$63.9	$72.6

Nearly all of our capital expenditures consist of additions to electric plant and equipment. Capital expenditures for North Anna include $13.0 million, $19.3 million, and $30.7 million, for 2023, 2024, and 2025, respectively, for costs related to license extension. Projected capital expenditures for Transmission include costs related to transmission facility upgrades in accordance with the PJM planning processes. We intend to use our cash flow from operations, borrowings under our revolving credit facility, and, if needed, issuances of debt in the capital markets to fund all of our currently projected capital requirements through 2025.

Power Purchase and Natural Gas Arrangements

Under the terms of most of our power purchase and natural gas arrangements, we typically agree to provide collateral under certain circumstances and require comparable terms from our counterparties. The collateral we may be required to post with a counterparty, and vice versa, is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under a contract with a respective counterparty. As of December 31, 2022, we were required to post $5.6 million of collateral with counterparties pursuant to the power purchase and natural gas arrangements we have in place.

Typically, collateral thresholds under our contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3,” respectively). As of December 31, 2022, if our credit ratings had been below investment grade we estimate we would have been obligated to post between $100 million and $150 million of collateral with our counterparties. This calculation is based on power and natural gas prices on December 31, 2022, and delivered power and natural gas for which we had not yet paid. Depending on the difference between the price of power and natural gas under our contracts and the price of power and natural gas in the market at the time of the calculation, this amount could increase or decrease. S&P, Moody’s, and Fitch currently rate our outstanding obligations issued under our Indenture at “A+,” “A1,” and “A+,” respectively. Additionally, we have an issuer credit rating of “A+” from S&P, and an implied senior unsecured rating of “A+” from Fitch.

PJM requires that we provide collateral to support our obligations in connection with certain PJM transactions and as of December 31, 2022, we had posted collateral totaling $7.9 million. In accordance with its credit policy, PJM subjects each member of PJM to a credit evaluation. A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide additional collateral. As of December 31, 2022, if PJM had determined that we needed to provide additional collateral to support our obligations as a result of our creditworthiness, PJM could have asked us to provide up to approximately $22.4 million.

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

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices. As of December 31, 2022, we estimate that the fair value of our purchased power agreements, forward purchases of natural gas, and renewable energy credits held for sale was between $1.6 billion and $1.7 billion. Approximately 48% of the fair value of this portfolio is estimable using observable market prices. The remaining 52% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices. In the absence of observable market prices, the valuation of the 52% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model. As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio. As an example of our portfolio’s exposure to market price risk, we estimate that a 10% change in the price of the commodities hedged by the portion of this portfolio with observable market prices would have changed the fair value of this portion of the portfolio by approximately $79.2 million as of December 31, 2022. To the extent all or portions of our portfolio are liquidated above or below our original cost, these gains or losses are factored into the costs billed to our member distribution cooperatives pursuant to our formula rate. See “Factors Affecting Results—Formula Rate” in Item 7.

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

Interest Rate Risk and Equity Price Risk
In 2022, all of our outstanding long-term debt accrued interest at fixed rates.

We maintain a revolving credit facility. See “Liquidity and Capital Resources—Sources—Revolving Credit Facility” in Item 7. Any amounts we borrow under this facility will accrue interest at a variable rate. As of December 31, 2022, we had outstanding under this facility $50.0 million in borrowings at an interest rate of 5.35%. We did not have any borrowings outstanding under this facility as of December 31, 2021; however, the interest rate on borrowings would have been 1.1%. As of December 31, 2022 and 2021, we had a $0.5 million letter of credit outstanding under this facility. We estimate that a 10% change in the weighted average interest rate would not have had a material effect on our interest expense as of December 31, 2022.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust so that the trust balance will cover the estimated costs to decommission North Anna at the time of decommissioning. As of December 31, 2022, $151.3 million, $73.7 million, and $0.3 million were invested in equity securities, debt securities, and cash, respectively. The value of these debt and equity securities will be impacted by changes in interest rates and price fluctuations in debt and equity markets. To minimize adverse changes in the aggregate value of the trust, we actively monitor our portfolio by measuring the performance of the investments against market indices and by maintaining and reviewing established target allocation percentages of assets in the trust to various investment options. We believe the trust’s exposure to changes in interest rates and price fluctuations in debt and equity markets will not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2022, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

March 14, 2023

/s/ Marcus M. Harris	/s/ Bryan S. Rogers
Marcus M. Harris	Bryan S. Rogers
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Old Dominion Electric Cooperative

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative (the Cooperative) as of December 31, 2022 and 2021, the related consolidated statements of revenues, expenses, and patronage capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Cooperative at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

At December 31, 2022 the Cooperative’s nuclear asset retirement obligation (“ARO”) at North Anna totaled $166.3 million. As described in Note 3 to the consolidated financial statements, the Cooperative’s ARO associated with the legal obligation to retire North Anna Unit 1 and Unit 2 is recognized at fair value when incurred and capitalized as part of the related long-lived asset. The ARO is based on estimates and assumptions including the cost and method of decommissioning and the timing of the related cash flows, and the license period of the nuclear plant including the probability of license extensions. New decommissioning studies are performed approximately every four years or whenever factors indicate that there could be a material change to the estimate. The Cooperative, with the assistance of third-party experts, performed an updated decommissioning study in 2019. The Cooperative is not aware of any events that have occurred since the 2019 study that would materially impact the ARO estimate.

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
Richmond, Virginia
March 14, 2023

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	2022	2021
ASSETS:	(in thousands)
Electric Plant:
Property, plant, and equipment	$2,549,435	$2,542,407
Less accumulated depreciation	(1,116,531)	(1,049,756)
Net Property, plant, and equipment	1,432,904	1,492,651
Nuclear fuel, at amortized cost	19,155	14,495
Construction work in progress	56,075	48,956
Net Electric Plant	1,508,134	1,556,102
Investments:
Nuclear decommissioning trust	225,263	276,658
Unrestricted investments and other	2,437	2,361
Total Investments	227,700	279,019
Current Assets:
Cash and cash equivalents	15,213	107,852
Accounts receivable	36,573	13,821
Accounts receivable–members	111,838	63,037
Fuel, materials, and supplies	100,964	61,808
Deferred energy	83,836	5,005
Prepayments and other	19,391	10,757
Total Current Assets	367,815	262,280
Deferred Charges and Other Assets:
Regulatory assets	37,249	22,253
Other assets	64,081	55,405
Total Deferred Charges and Other Assets	101,330	77,658
Total Assets	$2,204,979	$2,175,059
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$476,082	$464,777
Non-controlling interest	6,296	5,831
Total Patronage capital and Non-controlling interest	482,378	470,608
Long-term debt	972,167	1,020,759
Revolving credit facility	50,000	—
Total Long-term debt and Revolving credit facility	1,022,167	1,020,759
Total Capitalization	1,504,545	1,491,367
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	167,601	82,988
Accounts payable–members	108,729	112,742
Accrued expenses	5,967	6,128
Total Current Liabilities	331,338	250,899
Deferred Credits and Other Liabilities:
Asset retirement obligations	190,670	184,797
Regulatory liabilities	161,953	220,619
Other liabilities	16,473	27,377
Total Deferred Credits and Other Liabilities	369,096	432,793
Total Capitalization and Liabilities	$2,204,979	$2,175,059

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES, AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
	(in thousands)
Operating Revenues	$1,005,917	$780,640	$807,704
Operating Expenses:
Fuel	193,599	166,517	144,348
Purchased power	462,526	234,471	250,546
Transmission	151,778	131,290	128,427
Deferred energy	(78,831)	(28,116)	26,660
Operations and maintenance	91,360	78,294	61,518
Administrative and general	42,111	41,372	43,023
Depreciation and amortization	69,167	70,416	69,902
Amortization of regulatory asset/(liability), net	(960)	16,458	9,069
Accretion of asset retirement obligations	5,873	5,664	5,463
Taxes, other than income taxes	8,784	9,171	9,275
Total Operating Expenses	945,407	725,537	748,231
Operating Margin	60,510	55,103	59,473
Other income (expense), net	1,967	409	(105)
Investment income	4,709	20,162	13,106
Interest charges, net	(55,265)	(55,657)	(60,306)
Income taxes (expense)/benefit	(151)	8	(2)
Net Margin including Non-controlling interest	11,770	20,025	12,166
Non-controlling interest	(465)	22	(7)
Net Margin attributable to ODEC	11,305	20,047	12,159
Patronage Capital - Beginning of Period	464,777	453,470	441,311
Patronage Capital - Retirement	—	(8,740)	—
Patronage Capital - End of Period	$476,082	$464,777	$453,470

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$11,770	$20,025	$12,166
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	69,167	70,416	69,902
Other non-cash charges	16,192	16,886	17,121
Change in current assets	(119,343)	14,170	16,799
Change in deferred energy	(78,831)	(28,117)	26,660
Change in current liabilities	80,459	56,303	23,284
Change in regulatory assets and liabilities	(19,453)	72,527	33,157
Change in deferred charges and other assets and deferred credits and other liabilities	(19,567)	(24,619)	(1,432)
Net Cash (Used for) Provided by Operating Activities	(59,606)	197,591	197,657
Investing Activities:
Purchases of held to maturity securities	(80,012)	—	—
Proceeds from sale of held to maturity securities	80,600	—	3,115
Purchases of available for sale securities	—	(15,000)	(24,800)
Proceeds from sale of available for sale securities	—	15,000	24,800
Increase in other investments	(3,491)	(20,105)	(12,561)
Electric plant additions	(31,089)	(29,881)	(98,395)
Net Cash Used for Investing Activities	(33,992)	(49,986)	(107,841)
Financing Activities:
Debt issuance costs	—	—	(235)
Payments of long-term debt	(49,041)	(49,041)	(40,792)
Draws on revolving credit facility	152,500	—	355,225
Repayments on revolving credit facility	(102,500)	—	(422,425)
Net Cash Provided by (Used for) Financing Activities	959	(49,041)	(108,227)
Net Change in Cash and Cash Equivalents	(92,639)	98,564	(18,411)
Cash and Cash Equivalents - Beginning of Period	107,852	9,288	27,699
Cash and Cash Equivalents - End of Period	$15,213	$107,852	$9,288

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities, and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $12.7 million and $5.8 million, respectively, as of December 31, 2022 and December 31, 2021. The income taxes reported on our Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC, which is a taxable corporation. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest on our consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities for which we have significant influence is recorded using the equity method of accounting. We have a power sales contract with TEC under which we may sell to TEC, power that we do not need to meet the needs of our member distribution cooperatives. TEC then sells this power to the market under market-based rate authority granted by FERC. During 2022, we sold excess power to TEC, and TEC had sales to third parties. In 2021 and 2020, we had no sales to TEC and TEC had no sales to third parties. Additionally, we have a separate contract under which we may purchase natural gas from TEC; however, we have not purchased natural gas from TEC in recent years. TEC does not engage in speculative trading.

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

Depreciation

We use the group method of depreciation and periodically conduct depreciation studies and update rates, if necessary. Our depreciation rates for the past three years were as follows:

	Depreciation Rates
Generating Facility	2022	2021	2020
Wildcat Point	3.1%	3.1%	3.1%
North Anna	3.3	3.3	3.3
Clover	1.9	1.9	1.9
Louisa	3.1	3.1	3.1
Marsh Run	3.0	3.0	3.0

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract with Virginia Power. As a result, Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred and in 2012 signed a settlement agreement with the DOE. By mutual agreement of the parties, the settlement agreement is extendable to provide for resolution of damages. In November 2022, the DOE provided notification that it intends to extend the settlement agreement to provide for periodic payments for damages incurred through December 31, 2025, and future additional extensions are contemplated by the settlement agreement. We continue to recognize receivables for certain spent nuclear fuel-related costs. We believe the recovery of these costs from the DOE is probable. As of December 31, 2022 and 2021, we had an outstanding receivable of $1.9 million and $2.4 million, respectively.

Fuel, Materials, and Supplies

Fuel, materials, and supplies is primarily composed of fuel and spare parts for our generating assets, renewable energy credits, and emission allowances, all of which are recorded at cost. Fuel consists primarily of coal and No. 2 fuel oil.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used. We capitalize interest on borrowings for significant construction projects. Interest capitalized in 2022, 2021, and 2020, was $1.3 million, $0.9 million, and $0.5 million, respectively.

Income Taxes

We are a not-for-profit wholesale power supply cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12). In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis. We maintained our tax-exempt status as of December 31, 2022.

TEC is a taxable corporation and its provision for income taxes was immaterial for the years ended December 31, 2022, 2021, and 2020.

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

Our operating revenues by type of purchaser for the past three years were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues from sales to:
Member distribution cooperatives
Energy revenues	$540,423	$328,045	$375,714
Renewable energy credits	259	36	33
Demand revenues	410,437	398,819	395,067
Total revenues from sales to member distribution cooperatives	951,119	726,900	770,814
Non-members
Energy revenues (1)	42,818	45,255	31,431
Renewable energy credits	11,980	8,485	5,438
Demand revenues	—	—	21
Total revenues from sales to non-members	54,798	53,740	36,890
Total operating revenues	$1,005,917	$780,640	$807,704
(1)
Includes TEC’s sales to non-members of $29.4 million for the year ended December 31, 2022. TEC did not have sales to non-members in 2021 or 2020.

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

As stated above, our margin requirement and additional equity contributions approved by our board of directors are recovered through our demand rates. We establish our demand rates to produce a net margin attributable to ODEC equal to 20% of our budgeted total interest charges, plus additional equity contributions approved by our board of directors. The formula rate permits us to adjust revenues from the member distribution cooperatives to equal our actual total demand costs incurred, including a net margin attributable to ODEC equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors. We make these adjustments utilizing Margin Stabilization. See “Margin Stabilization” below.

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Margin Stabilization adjustment	$2,255	$11,614	$13,227

Member Power Bill Payment Plan

We maintain a program which allows our member distribution cooperatives to prepay or extend payment on their monthly power bills. Under this program, we pay interest on prepayment balances at a blended investment and short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and short-term borrowing rate. Amounts prepaid by our member distribution cooperatives are included in accounts payable–members and as of December 31, 2022 and 2021, were $105.8 million and $92.3 million, respectively. Amounts extended to our member distribution cooperatives are included in accounts receivable–members and as of December 31, 2022, were $8.9 million. As of December 31, 2021, there were no amounts extended.

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

Debt Issuance Costs

Capitalized costs associated with the issuance of long-term debt totaled $4.8 million and $5.2 million as of December 31, 2022 and 2021, respectively, and are included as a direct reduction to long-term debt. Capitalized costs associated with our revolving credit facility totaled $0.3 million and $0.6 million as of December 31, 2022 and 2021, respectively, and are recorded in other assets. These costs are being amortized using the effective interest method over the life of the respective long-term debt issuances and revolving credit facility, and are included in interest charges, net.

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy revenues collected from our member distribution cooperatives and our energy expenses. The deferred energy balance represents the net accumulation of any under- or over-collection of energy costs. Under-collected energy costs appear as an asset and will be collected from our member distribution cooperatives in subsequent periods through our formula rate. Conversely, over-collected energy costs appear as a liability and will be returned to our member distribution cooperatives in subsequent periods through our formula rate. As of December 31, 2022 and 2021, we had an under-collected deferred energy balance of $83.8 million and $5.0 million, respectively.

The following table summarizes the changes to our total energy rate since 2020, which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2020	(16.2)
January 1, 2021	(15.9)
January 1, 2022	20.3
May 1, 2022	6.7
July 1, 2022	47.7
January 1, 2023	(1.5)

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

For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we defer all remaining gains and losses on a net basis as a regulatory liability or regulatory asset, respectively, in accordance with Accounting for Regulated Operations. See "Regulatory Assets and Liabilities” above. These amounts are subsequently reclassified as purchased power or fuel expense as the power or fuel is delivered and/or the contract settles.

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

On December 14, 2021, our board of directors approved an additional equity contribution of $8.7 million, and subsequently declared a patronage capital retirement of $8.7 million. As a result of the December 14, 2021 declaration, we reduced patronage capital and increased accounts payable–members by $8.7 million. The $8.7 million patronage capital retirement was paid on March 25, 2022.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, derivatives, and receivables arising from sales to our members and non-members. Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $111.8 million and $63.0 million, as of December 31, 2022 and 2021, respectively.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the LIBOR and other interbank offered rates to alternative reference rates. The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance is effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. These standards did not have a material impact on our financial statements.

NOTE 2—Electric Plant

Our net electric plant was composed of the following as of December 31, 2022:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$879,319	$418,073	$708,240	$441,000	$102,803	$2,549,435
Accumulated depreciation	(125,832)	(272,036)	(427,304)	(254,425)	(36,934)	(1,116,531)
Net Property, plant, and equipment	753,487	146,037	280,936	186,575	65,869	1,432,904
Nuclear fuel, at amortized cost	—	19,155	—	—	—	19,155
Construction work in progress	245	47,378	159	227	8,066	56,075
Net Electric Plant	$753,732	$212,570	$281,095	$186,802	$73,935	$1,508,134

Our net electric plant was composed of the following as of December 31, 2021:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$877,789	$416,259	$707,333	$440,168	$100,858	$2,542,407
Accumulated depreciation	(98,726)	(260,491)	(414,647)	(241,051)	(34,841)	(1,049,756)
Net Property, plant, and equipment	779,063	155,768	292,686	199,117	66,017	1,492,651
Nuclear fuel, at amortized cost	—	14,495	—	—	—	14,495
Construction work in progress	7	41,312	1,311	51	6,275	48,956
Net Electric Plant	$779,070	$211,575	$293,997	$199,168	$72,292	$1,556,102

Wildcat Point

We own Wildcat Point, a 980 MW (net capacity entitlement) natural gas-fueled combined cycle generation facility. Wildcat Point achieved commercial operation on April 17, 2018.

North Anna

We hold an 11.6% undivided ownership interest in North Anna, a two-unit, 1,892 MW (net capacity entitlement) nuclear power facility operated by Virginia Power, which owns the balance of the plant. We are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna. Our portion of assets, liabilities, and operating expenses associated with North Anna are included on our consolidated financial statements in accordance with proportionate consolidation accounting. As of December 31, 2022 and 2021, we had an outstanding accounts payable balance of $5.6 million and $7.9 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at North Anna.

Clover

We hold a 50% undivided ownership interest in Clover, a two-unit, 877 MW (net capacity entitlement) coal-fired electric generation facility operated by Virginia Power, which owns the balance of the plant. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover. Our portion of assets, liabilities, and operating expenses associated with Clover are included on our consolidated financial statements in accordance with proportionate consolidation accounting. As of December 31, 2022 and 2021, we had an outstanding accounts payable balance of $6.0 million and $5.5 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna. At December 31, 2022 and 2021, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $166.3 million and $161.5 million, respectively. Approximately every four years, a new decommissioning study for North Anna is performed by third-party experts. A new study was performed in 2019, and we adopted it effective December 31, 2019, which resulted in an additional layer related to the asset retirement obligation associated with North Anna. The additional layer resulted in an increase to our asset retirement cost and our asset retirement obligation of $37.6 million. The increase is related to costs associated with spent fuel, including the change in methodology to be utilized, as a result of the DOE delay for acceptance of spent fuel, as well as the change in the market risk premium and inflation rates utilized to calculate our costs. We are not aware of any events that have occurred since the 2019 study that would materially impact our estimate or that would have required an updated study to be performed in 2022. We are required to maintain a funded trust to satisfy our future obligation to decommission the North Anna facility. See Note 8—Investments.

The following represents changes in our asset retirement obligations for the years ended December 31, 2022 and 2021 (in thousands):

Asset retirement obligations as of December 31, 2020	$179,133
Accretion expense	5,664
Asset retirement obligations as of December 31, 2021	$184,797
Accretion expense	5,873
Asset retirement obligations as of December 31, 2022	$190,670

The cash flow estimates for North Anna’s asset retirement obligation are based upon an assumption of an additional 20-year life extension, which will extend the life of Unit 1 to April 1, 2058, and the life of Unit 2 to August 21, 2060. Virginia Power, the co-owner of North Anna, submitted an application to the NRC in August 2020 for this additional 20-year operating license extension for North Anna. Given the life extension, the nuclear decommissioning trust was, and currently is, estimated to be adequate to fund North Anna’s asset retirement obligation and no additional funding was, or is, currently required. We ceased collection of decommissioning expense in August 2003 with the approval of FERC. As we are not currently collecting decommissioning expense in our rates, we are deferring the difference between the earnings on the nuclear decommissioning trust and the total asset retirement obligation related depreciation and accretion expense for North Anna as part of our asset retirement obligation regulatory liability. See Note 9—Regulatory Assets and Liabilities.

NOTE 4—Power Purchase Agreements

In 2022, 2021, and 2020, our owned generating facilities together furnished approximately 51.5%, 55.6%, and 52.0%, respectively, of our energy requirements. The remaining needs were satisfied through purchases of power in the market through long-term and short-term physically-delivered forward power purchase contracts. We also purchased power in the spot energy market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy and sales of excess energy. Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market price risks. These policies and procedures, developed in consultation with ACES, an energy trading and risk management company, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility. We are required to post collateral from time to time due to changes in power prices. As of December 31, 2022, we were required to post $5.6 million of collateral with counterparties and as of December 31, 2021, we were not required to post collateral. Additionally, PJM requires that we provide collateral to support our obligations in connection with certain PJM transactions. As of December 31, 2022 and 2021, we had posted $7.9 million and $5.2 million, respectively.

Our purchased power expense for 2022, 2021, and 2020 was $462.5 million, $234.5 million, and $250.5 million, respectively.

As of December 31, 2022, our power purchase obligations under the various agreements were as follows:

Year Ended December 31,	Capacity and Energy Obligations
(in millions)
2023	$186.9
2024	29.0
2025	1.6
$217.5

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

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration. Purchases under this exception constituted less than 2% of our member distribution cooperatives’ total energy requirements in 2022.

There are two additional limited exceptions to the all-requirements nature of our wholesale power contracts. One exception permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from owned generation or other suppliers. The member distribution cooperative may return this load with proper notice. The other exception permits a member distribution cooperative to purchase additional power from other suppliers in limited circumstances following approval by our board of directors. As of December 31, 2022, none of our member distribution cooperatives had utilized this latter exception.

If all of our member distribution cooperatives elected to fully utilize the 5% or 5 MW exception, we estimate the current impact on our load requirements would be a reduction of approximately 181 MW of demand and associated energy. As of December 31, 2022, approximately 144 MW of demand and associated energy had been removed under this provision. In May 2023, we anticipate that approximately 16 MW of load will return to us. We do not anticipate that the current or potential full utilization of this exception or the return of all removed load by our member distribution cooperatives would have a material impact on our results of operations, financial condition, or cash flows.

Each member distribution cooperative is required to pay us monthly for the power we furnish under its wholesale power contract in accordance with our formula rate. See Note 1—Summary of Significant Accounting Policies—Formula Rate.

More specifically, the formula rate is intended to meet all of our costs, expenses, and financial obligations associated with our ownership, operation, maintenance, repair, replacement, improvement, modification, retirement, and decommissioning of our generating plants, transmission system, or related facilities; services provided to the member distribution cooperatives; and the acquisition and transmission of power or related services, including:

•
payments of principal and premium, if any, and interest on all our indebtedness (other than payments resulting from the acceleration of the maturity of the indebtedness);
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

Revenues from our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Rappahannock Electric Cooperative	$288.6	$223.3	$237.6
Shenandoah Valley Electric Cooperative	180.9	138.2	144.5
Delaware Electric Cooperative, Inc.	140.0	109.1	110.0
Choptank Electric Cooperative, Inc.	92.3	72.1	73.7
Southside Electric Cooperative	67.5	51.8	56.9
A&N Electric Cooperative	55.1	44.0	48.0
Mecklenburg Electric Cooperative	54.3	32.6	36.8
Prince George Electric Cooperative	25.8	20.2	22.9
Northern Neck Electric Cooperative	21.5	16.9	20.2
Community Electric Cooperative	13.9	10.5	11.0
BARC Electric Cooperative	11.2	8.2	9.2
Total	$951.1	$726.9	$770.8

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$73,945	$73,945	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	151,318	—	—	—
Unrestricted investments and other (3)	279	—	279	—
Derivatives - gas and power (4)	59,902	27,839	20,773	11,290
Total Financial Assets	$285,444	$101,784	$21,052	$11,290

Derivatives - gas and power (4)	$8,721	$—	$8,721	$—
Total Financial Liabilities	$8,721	$—	$8,721	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$89,227	$89,227	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	187,431	—	—	—
Unrestricted investments and other (3)	212	—	212	—
Derivatives - gas and power (4)	50,793	32,078	3,705	15,010
Total Financial Assets	$327,663	$121,305	$3,917	$15,010

Derivatives - gas and power (4)	$4,291	$—	$4,291	$—
Total Financial Liabilities	$4,291	$—	$4,291	$—

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of December 31,	As of December 31,
Commodity	Unit of Measure	2022	2021
Natural gas	MMBTU	91,770,000	58,640,000
Purchased power - financial transmission rights	MWh	8,450,239	9,156,789

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of December 31,	As of December 31,
	Balance Sheet Location	2022	2021
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$48,612	$35,783
Financial transmission rights	Other assets	11,290	15,010
Total derivatives in an asset position		$59,902	$50,793

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$8,721	$4,291
Total derivatives in a liability position		$8,721	$4,291

The Effect of Derivative Instruments on the Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Years Ended December 31, 2022 and 2021

				Amount of Gain
	Amount of Gain		Location of	(Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory
	in Regulatory		Reclassified	Asset/Liability
	Asset/Liability for		from Regulatory	into Income for
Derivatives Accounted for	Derivatives as of		Asset/Liability	the Year
Utilizing Regulatory Accounting	December 31,		into Income	Ended December 31,
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Natural gas futures contracts	$37,448	$34,703	Fuel	$123,256	$26,758
Purchased power	11,290	15,010	Purchased Power	20,901	9,463
Total	$48,738	$49,713		$144,157	$36,221

NOTE 8—Investments

Investments were as follows as of December 31, 2022 and 2021:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
December 31, 2022
Nuclear decommissioning trust (1)
Debt securities	$86,770	$—	$(13,083)	$73,687	$73,687
Equity securities	93,878	64,139	(6,699)	151,318	151,318
Cash and other	258	—	—	258	258
Total Nuclear Decommissioning Trust	$180,906	$64,139	$(19,782)	$225,263	$225,263

Other
Equity securities	$238	$41	$—	$279	$279
Non-marketable equity investments	2,158	2,182	—	4,340	2,158
Total Other	$2,396	$2,223	$—	$4,619	$2,437
					$227,700
December 31, 2021
Nuclear decommissioning trust (1)
Debt securities	$84,701	$4,052	$—	$88,753	$88,753
Equity securities	92,916	94,923	(408)	187,431	187,431
Cash and other	474	—	—	474	474
Total Nuclear Decommissioning Trust	$178,091	$98,975	$(408)	$276,658	$276,658

Other
Equity securities	$157	$55	$—	$212	$212
Non-marketable equity investments	2,149	2,370	—	4,519	2,149
Total Other	$2,306	$2,425	$—	$4,731	$2,361
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

Contractual maturities of debt securities as of December 31, 2022, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Other (1)	$—	$—	$73,687	$—	$73,687
Total	$—	$—	$73,687	$—	$73,687

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

NOTE 9—Regulatory Assets and Liabilities

In accordance with Accounting for Regulated Operations, we record regulatory assets and liabilities that result from our ratemaking. Our regulatory assets and liabilities as of December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$787	$2,518
Deferred asset retirement costs	214	230
NOVEC contract termination fee	14,681	17,128
Interest rate hedge	1,461	1,604
Voluntary prepayment to NRECA Retirement Security Plan	—	773
PJM capacity performance event, net	20,106	—
Total Regulatory Assets	$37,249	$22,253

Regulatory Assets included in Current Assets:
Deferred energy	$83,836	$5,005

Regulatory Liabilities:
North Anna asset retirement obligation deferral	$68,803	$72,226
North Anna nuclear decommissioning trust unrealized gain	44,357	98,567
Unamortized gains on reacquired debt	54	113
Deferred net unrealized gains on derivative instruments	48,739	49,713
Total Regulatory Liabilities	$161,953	$220,619

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

•
Voluntary prepayment to NRECA Retirement Security Plan. In April 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the IRC. It is considered a multi-employer plan under accounting standards. We recorded this prepayment as a regulatory asset which was fully amortized in 2022. See Note 12—Employee Benefit Plans.
•
PJM capacity performance event, net. In December 2022, we incurred charges from PJM for a capacity performance event related to Winter Storm Elliott. On December 23 and 24, 2022, PJM issued two separate Performance Assessment Interval (“PAI”) events totaling approximately 23 hours. During a PAI event, owners of generating facilities, including ODEC, are subject to significant capacity performance charges if their generating facilities do not perform when called upon by PJM; and also are eligible for capacity performance bonus payments if those facilities perform in excess of their required capacity obligations. The capacity performance charges that PJM collects are redistributed to the PJM generators that are eligible for capacity performance bonus payments. During the Winter Storm Elliott PAI events, many PJM members, including ODEC, experienced forced outages and were unable to perform at times as a result of natural gas availability constraints and mechanical issues. Additionally, some PJM members, including ODEC, performed in excess of their required capacity obligations at times. As a result of the forced outages we experienced during the Winter Storm Elliott PAI events, we recorded a $20.1 million liability for estimated capacity performance charges and established a regulatory asset to defer these charges. We are unable to estimate the amount of the capacity performance bonus payments for which we may be eligible until PJM provides additional information and therefore have not recorded any capacity performance bonus payments at this time. These charges will be amortized ratably in 2024.

Regulatory assets included in current assets are detailed as follows:

•
Deferred energy represents the net accumulation of under-collection of energy costs. We use the deferral method of accounting to recognize differences between our energy revenues collected from our member distribution cooperatives and our energy expenses. Under-collected deferred energy balances are collected from our member distribution cooperatives in subsequent periods.

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

NOTE 10—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2022	2021
	(in thousands)
$250,000,000 principal amount of First Mortgage Bonds, 2017 Series A due 2037 at an interest rate of 3.33%	$187,500	$200,000
$260,000,000 principal amount of First Mortgage Bonds, 2015 Series A due 2044 at an interest rate of 4.46%	260,000	260,000
$72,000,000 principal amount of First Mortgage Bonds, 2015 Series B due 2053 at an interest rate of 4.56%	72,000	72,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series A due 2043 at an interest rate of 4.21%	50,000	50,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series B due 2053 at an interest rate of 4.36%	50,000	50,000
$90,000,000 principal amount of First Mortgage Bonds, 2011 Series A due 2040 at an interest rate of 4.83%	54,000	57,000
$165,000,000 principal amount of First Mortgage Bonds, 2011 Series B due 2040 at an interest rate of 5.54%	148,500	156,750
$95,000,000 principal amount of First Mortgage Bonds, 2011 Series C due 2050 at an interest rate of 5.54%	66,500	68,875
$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	62,496	72,912
$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	75,000	87,500
	1,025,996	1,075,037
Debt issuance costs	(4,788)	(5,237)
Current maturities	(49,041)	(49,041)
	$972,167	$1,020,759

As of December 31, 2022 and 2021, deferred gains and losses on reacquired debt totaled a net loss of approximately $0.7 million and $2.4 million, respectively. Deferred gains and losses on reacquired debt are deferred under regulatory accounting. See Note 9—Regulatory Assets and Liabilities.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ended December 31,	(in thousands)
2023	$49,041
2024	49,041
2025	49,041
2026	49,041
2027	49,041
2028 and thereafter	780,791
$1,025,996

The aggregate fair value of long-term debt was $942.8 million and $1,292.5 million as of December 31, 2022 and 2021, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

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

NOTE 11—Liquidity Resources

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Commitments under this syndicated credit agreement extend through February 28, 2025. Available funding under this facility totaled $500 million through March 3, 2022, and $400 million from March 4, 2022 through February 28, 2025. We anticipate amending and restating this agreement during 2023. As of December 31, 2022, we had outstanding under this facility $50.0 million in borrowings at an interest rate of 5.35%. We did not have any borrowings outstanding under this facility as of December 31, 2021; however, the interest rate on borrowings would have been 1.1%. As of December 31, 2022 and 2021, we had a $0.5 million letter of credit outstanding under this facility.

Borrowings under the syndicated credit agreement that are based on Eurodollar rates bear interest at LIBOR plus a margin ranging from 0.90% to 1.5%, depending on our credit ratings. Borrowings not based on Eurodollar rates, including swingline borrowings, bear interest at the highest of (1) the federal funds effective rate plus 0.5%, (2) the prime commercial lending rate of the administrative agent, and (3) the daily LIBOR for a one-month interest period plus 1.0%, plus in each case a margin ranging from 0.0% to 0.5%. The syndicated credit agreement contains a provision that will result in interest rates being based upon a replacement index for LIBOR, if necessary. We are currently evaluating how the interest rate will be calculated using the replacement index. The phase-out of LIBOR is not expected to have a material adverse effect on our cost of borrowing due to the amounts typically outstanding under the syndicated credit agreement. Additionally, we are also responsible for customary unused commitment fees, an administrative agent fee, and letter of credit fees.

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

NOTE 12—Employee Benefit Plans

Substantially all of our employees participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the IRC. It is considered a multi-employer plan under accounting standards. The legal name of the plan is the NRECA Retirement Security Plan; the employer identification number is 53–0116145, and the plan number is 333. Plan information is available publicly through the annual Form 5500, including attachments. The plan year is January 1 through December 31. In total, the NRECA Retirement Security Plan was over 80% funded on January 1, 2022 and 2021, based on the PPA funding target and PPA actuarial value of assets on those dates. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. In 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan and recorded this payment as a regulatory asset which was fully amortized in 2022. There has been no funding improvement plan or rehabilitation plan implemented nor is one pending, and we did not pay a surcharge to the plan for 2022.

We also participate in the Deferred Compensation Pension Restoration Plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the NRECA Retirement Security Plan because of the IRC limitations; participation in this plan was closed to new participants as of January 1, 2015.

Our required contribution to the NRECA Retirement Security Plan and the Deferred Compensation Pension Restoration Plan totaled $4.0 million, $4.0 million, and $4.0 million in 2022, 2021, and 2020, respectively. In each of these years, our contributions represented less than 5% of the total contributions made to the plan by all participating employers.

Beginning in 2019, we adopted the Executive Benefit Restoration Plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the NRECA Retirement Security Plan because of the IRC limitations. We have recorded a liability of $1.2 million in other liabilities.

Pension expense, inclusive of administrative fees, was $5.4 million, $5.5 million, and $5.1 million for 2022, 2021, and 2020, respectively. Pension expense for 2022, 2021, and 2020 includes $0.8 million related to the amortization of the voluntary prepayment regulatory asset.

We have a defined contribution 401(k) retirement plan and we match up to the first 2% of each participant’s base salary. Our matching contributions were $0.3 million in 2022, 2021, and 2020.

NOTE 13—Supplemental Cash Flows Information

Cash paid for interest, net of amounts capitalized, in 2022, 2021, and 2020, was $53.0 million, $53.3 million, and $57.9 million, respectively. Cash paid for income taxes was immaterial in 2022, 2021, and 2020. Accrued capital expenditures in 2022, 2021, and 2020 were $2.7 million, $2.7 million, and $3.8 million, respectively.

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

Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $13.7 billion of liability protection on a per site, per nuclear incident basis, via obligations required of owners of nuclear power plants, and allows for an inflationary adjustment every five years. During the third quarter of 2022, the total liability protection per nuclear incident available to all participants in the secondary financial protection program increased from $13.5 billion to $13.7 billion. This increase does not impact Virginia Power or our responsibility per active unit under the Price-Anderson Amendments Act of 1988. Owners of nuclear facilities could be assessed up to $138 million for each of their licensed reactors not to exceed $20 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. Virginia Power, the co-owner of North Anna, is responsible for operating North Anna. Under several of the nuclear insurance policies procured by Virginia Power to which we are a party, we are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies.

As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage. All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

Our share of the maximum retrospective premium assessments for the coverage assessments described above is estimated to be a maximum of $34.8 million as of December 31, 2022.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management has assessed our internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2022, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria. We have not identified any material weaknesses in our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

We are governed by a board of 23 directors, consisting of two representatives from each of our member distribution cooperatives and one representative from TEC. Pursuant to our bylaws, each of our eleven member distribution cooperatives, in good standing, may recommend candidates that meet director qualifications to the nominating committee of our board of directors. At the annual meeting of the members, the nominating committee nominates candidates for election to our board of directors. At least one candidate from each member distribution cooperative must be a director of that member distribution cooperative. The other candidate must be either a director or employee of the member distribution cooperative. Currently and historically, this other candidate is the CEO of that member distribution cooperative. As a result, each of the candidates for director on our board has a developed understanding of the issues affecting electric cooperatives and the provision of electric services based on many years of industry experience. The candidates for director are elected to our board of directors by a majority vote of the voting delegates from our members. Each member has one voting delegate. We do not control who the member distribution cooperative recommends to the nominating committee. As a result, our board of directors has not developed criteria for the composition of our board, such as diversity, for use in identifying nominees to our board of directors. One director currently serves as a director on behalf of a member distribution cooperative and TEC. Each elected candidate is authorized to represent that member for a renewable term of one year. Our board of directors sets policy and provides direction to our President and CEO. Our board of directors meets approximately eleven times each year.

Information concerning those serving on our board of directors, including principal occupation and employment during the past five years, qualifications in addition to those referred to above, and directorships in public corporations, if any, is listed below.

Robert A. Book, II (52). President and CEO of Delaware Electric Cooperative, Inc. since November 2022. Mr. Book served as Senior Vice President at Delaware Electric Cooperative, Inc. from 2020 to 2022 and as Vice President, Member Services from 2015 to 2020. Mr. Book has been a director of ODEC since December 2022.

Michael K. Brown (63). Executive Director of the National Association of State Conservation Agencies since 2010. Mr. Brown has been a director of ODEC since January 2022, and a director of Delaware Electric Cooperative, Inc. since 2011.

Paul H. Brown (77). Retired, formerly Vice President of Commercial Lending at Bank of Southside Virginia where he served from 1995 to 2012. Mr. Brown has been a director of ODEC since 2013 and a director of Prince George Electric Cooperative since 2008.

William K. Buchanan (54). CEO of BARC Electric Cooperative since May 2022. Mr. Buchanan served as President and CEO of Northwestern Rural Electric Cooperative from 2019 to 2022 and served as President and CEO of McDonough Telephone Cooperative from 2005 to 2019. Mr. Buchanan has been a director of ODEC since May 2022.

John J. Burke, Jr. (66). Associate broker at Gunther McClary Real Estate since 2004. Mr. Burke has been a director of ODEC since 2016 and a director of Choptank Electric Cooperative, Inc. since 2010.

Earl C. Currin, Jr. (79). Retired, formerly Provost at Southside Community College where he served from 1970 to 2007. Dr. Currin has been a director of ODEC since 2008 and a director of Southside Electric Cooperative since 1986.

E. Garrison Drummond (71). Retired, formerly an insurance agent with Drummond Insurance Agency, Inc. from 1984 to 2017. Mr. Drummond has been a director of ODEC since 2012 and a director of A&N Electric Cooperative since 2002.

Chad N. Fowler (44). Operations manager of Roger Fowler Sales and Service since 2000. Mr. Fowler has been a director of ODEC since 2016 and a director of Community Electric Cooperative since 2007.

Hunter R. Greenlaw, Jr. (77). President of G.L.M.G. General Contractors, a real estate development and general contracting company since 1974. Mr. Greenlaw has been a director of ODEC since 1991 and a director of Northern Neck Electric Cooperative since 1979.

Steven A. Harmon (61). President and CEO of Community Electric Cooperative since 2013. Mr. Harmon has been a director of ODEC since 2013.

John D. Hewa, Jr. (50). President and CEO of Rappahannock Electric Cooperative since 2020. Mr. Hewa served as COO of Rappahannock Electric Cooperative from January 2020 to August 2020 and served as Vice President Corporate Services from 2017 to 2019. Mr. Hewa served as CEO of Pedernales Electric Cooperative, Inc. from 2013 to 2017. Mr. Hewa has been a director of ODEC since 2020.

Bradley H. Hicks (52). President and CEO of Northern Neck Electric Cooperative since 2020. Mr. Hicks served as President and CEO of Habersham EMC from 2017 to 2019. Mr. Hicks served as Vice President, Engineering and Energy Innovations at Pedernales Electric Cooperative, Inc. from 2014 to 2017. Mr. Hicks has been a director of ODEC since 2020.

David J. Jones (74). Owner/operator of Big Fork Farms since 1970. Mr. Jones has been a director of ODEC since 1986 and a director of Mecklenburg Electric Cooperative since 1982.

John C. Lee, Jr. (62). President and CEO of Mecklenburg Electric Cooperative since 2008. Mr. Lee has been a director of ODEC since 2008.

Jason C. Loehr (44). President and CEO of Southside Electric Cooperative since August 2022. Mr. Loehr served as CFO at Southside Electric Cooperative from 2019 to 2022 and as Controller from 2014 to 2018. Mr. Loehr has been a director of ODEC since August 2022.

Cary J. Logan, Jr. (43). President and CEO of Prince George Electric Cooperative since 2019. Mr. Logan served as Vice President of Engineering at Prince George Electric Cooperative from 2015 to 2019. Mr. Logan has been a director of ODEC since 2019.

Micheal E. Malandro (46). President and CEO of Choptank Electric Cooperative, Inc. since 2019. Mr. Malandro served as President and CEO of Prince George Electric Cooperative from 2015 to 2019. Mr. Malandro has been a director of ODEC since 2015.

Suzanne S. Obenshain (60). Owner of SBVA Properties, LLC. since 2005. Ms. Obenshain has been a director of ODEC since 2020 and a director of Shenandoah Valley Electric Cooperative since 2016.

Gregory S. Rogers (56). President and CEO of Shenandoah Valley Electric Cooperative since 2020. Mr. Rogers served as Acting CEO of Shenandoah Valley Electric Cooperative from April 2020 to July 2020 and as Vice President of Engineering and Operations from 2016 to 2020. Mr. Rogers has been a director of ODEC since 2020.

Keith L. Swisher (68). Owner/operator of Swisher Valley Farms, LLC since 1976. Mr. Swisher has been a director of ODEC since 2008 and a director of BARC Electric Cooperative since 1981.

Jesse R. Thomas, Jr. (62). Insurance salesperson at World Insurance since 2007. Mr. Thomas has been a director of ODEC since July 2022 and a director of Rappahannock Electric Cooperative since 2017.

Belvin Williamson, Jr. (59). President and CEO of A&N Electric Cooperative since 2016. Mr. Williamson has been a director of ODEC since 2016.

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

Marcus M. Harris (50). President and Chief Executive Officer of ODEC since April 2018. Mr. Harris served as Executive Vice President and CEO at Kansas Electric Power Cooperative from 2014 to March 2018.

Bryan S. Rogers (54). Senior Vice President and Chief Financial Officer since July 2018. Mr. Rogers joined ODEC in 1996 and has held various accounting positions, including Vice President and Controller from 2007 to June 2018.

Christopher F. Cosby (48). Senior Vice President of Power Supply since March 2, 2022. Mr. Cosby held the position of Vice President of Regulatory Affairs from January 2021 to March 1, 2022 and held the position of Director of Asset Management from April 2018 to January 2021. Mr. Cosby served as North America Steam and Boiler Portfolio Program Manager at General Electric Company from May 2016 to April 2018.

Micheal L. Hern (67). Senior Vice President and Chief Legal Officer since July 2019, when he joined ODEC. Mr. Hern served as a partner and President Emeritus at LeClairRyan from December 2016 to July 2019 and as President of LeClairRyan from 2000 to December 2016. During this time at LeClairRyan, he performed legal services as outside general counsel to ODEC.

Kirk D. Johnson (53). Senior Vice President of Member Engagement since February 2019. Mr. Johnson served as Senior Vice President of Government Relations at NRECA from 2011 to January 2019.

D. Richard Beam (65). Senior Vice President and Chief Operating Officer since January 2019. Mr. Beam joined ODEC in 1987 and has held various power supply positions, including Senior Vice President of Power Supply from 2013 to December 2018. Mr. Beam retired on March 1, 2022.

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

Named Executive Officers

For fiscal year 2022, our named executive officers (“NEOs”) include the following six individuals:

•
Marcus M. Harris, President and Chief Executive Officer
•
Bryan S. Rogers, Senior Vice President and Chief Financial Officer
•
Christopher F. Cosby, Senior Vice President of Power Supply
•
Micheal L. Hern, Senior Vice President and Chief Legal Officer
•
Kirk D. Johnson, Senior Vice President of Member Engagement
•
D. Richard Beam, Senior Vice President and Chief Operating Officer

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

We also have a defined contribution 401(k) retirement plan that is available to all employees in regular positions. Under the 401(k) plan for 2022, employees could elect to have up to 100% or $20,500, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. We match up to the first 2% of each participant’s base salary. Also, a catch-up contribution is available for participants in the plan once they attain age 50. The maximum catch-up contribution for 2022 was $6,500.

In addition, we have a non-qualified executive deferred compensation plan (the “Deferred Compensation Plan”). Our board of directors, at its discretion, determines who may participate in the Deferred Compensation Plan as well as an annual contribution, if any, up to the maximum amount permitted under IRC Section 457(b). Employees with the title of Vice President and above may participate in this plan. We made a $20,500 contribution to the plan for the benefit of our President and CEO in 2022. See “Deferred Compensation Plan” below.

Pension Restoration Plans

We participate in two pension restoration plans. Each plan intends to provide a supplemental benefit for executive officers who would have a reduction in the pension benefit from the NRECA Retirement Security Plan because of IRC limitations. We participate in the Executive Benefit Restoration Plan and our President and CEO, Senior Vice President and CFO, Senior Vice President of Power Supply, Senior Vice President and CLO, and Senior Vice President of Member Engagement are currently the only participants in this plan. Our Senior Vice President and COO participated in the Deferred Compensation Pension Restoration Plan. Participation in the Deferred Compensation Pension Restoration Plan was closed to new participants as of January 1, 2015.

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our President and CEO receives during contract discussions with him. Mr. Harris was entitled to personal use of a company automobile, which amounted to $6,652 in 2022.

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

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value and Non-qualified Deferred Compensation Earnings (1)	All Other Compen-sation (2)	Total
Marcus M. Harris	2022	$935,773	$—	$232,557	$33,252	$1,201,582
President and CEO	2021	786,625	—	272,482	29,137	1,088,244
	2020	775,000	—	191,296	33,389	999,685

Bryan S. Rogers	2022	365,688	—	237,860	6,100	609,648
Senior Vice President and CFO	2021	337,366	2,000	485,560	5,800	830,726
	2020	332,380	3,000	409,975	5,700	751,055

Christopher F. Cosby (3)	2022	298,246	—	115,528	5,946	419,720
Senior Vice President of Power Supply

Micheal L. Hern	2022	327,622	—	84,536	6,100	418,258
Senior Vice President and Chief Legal Officer	2021	313,635	—	99,505	5,800	418,940
	2020	309,000	—	35,429	2,615	347,044

Kirk D. Johnson	2022	358,850	—	113,563	6,100	478,513
Senior Vice President of Member Engagement	2021	344,999	—	319,797	5,800	670,596
	2020	339,900	—	352,259	5,700	697,859

D. Richard Beam (4)	2022	126,264	—	—	1,302	127,566
Senior Vice President and COO	2021	352,739	—	349,137	5,800	707,676
	2020	347,526	3,000	419,008	5,700	775,234

(1)
The Change in Pension Value and Non-qualified Deferred Compensation Earnings column above and the Present Value of Accumulated Benefit in the Pension Benefits table below disclose the aggregate change in the actuarial present value of the NRECA Retirement Security Plan for each named executive officer, and for Mr. Harris, Mr. Rogers, Mr. Cosby, Mr. Hern, and Mr. Johnson, also includes benefits under the Executive Benefit Restoration Plan.
(2)
See the All Other Compensation table below.
(3)
Mr. Cosby was promoted to Senior Vice President of Power Supply effective March 2, 2022.
(4)
Mr. Beam retired effective March 1, 2022.

The following table sets forth information concerning all other compensation awarded to, earned by, or paid to our NEOs during 2022.

ALL OTHER COMPENSATION

Name	Matching Contributions under 401(k) Plan	Contributions under Deferred Compensation Plan	Perquisites and other personal benefits (1)	Total
Marcus M. Harris	$6,100	$20,500	$6,652	$33,252
Bryan S. Rogers	6,100	—	—	6,100
Christopher F. Cosby	5,946	—	—	5,946
Micheal L. Hern	6,100	—	—	6,100
Kirk D. Johnson	6,100	—	—	6,100
D. Richard Beam	1,302	—	—	1,302

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

On February 22, 2023, ODEC entered into a five year employment agreement with Marcus M. Harris, our President and CEO, with an effective date of January 1, 2023. The agreement provides that he will receive an annual base salary of $1,150,000, effective as of January 1, 2023. Salary increases shall be considered at each year end and shall be awarded at the discretion of the board of directors. In addition to his annual compensation, Mr. Harris continues to be eligible to participate in the Deferred Compensation Plan, and in 2022, ODEC made a contribution of $20,500 to the Deferred Compensation Plan for the benefit of Mr. Harris. The employment agreement also provides for two retention bonus payments as long as Mr. Harris is actively employed by ODEC and meets certain eligibility requirements. The first and second retention bonus payments of $250,000 each are payable the first regularly scheduled pay period after December 31, 2025, and December 31, 2027, respectively. Additionally, Mr. Harris will be provided a $1,500 monthly automobile allowance. Mr. Harris is also entitled to participate in all benefit plans available to the employees of ODEC.

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

The contract in effect prior to the existing one was similar other than with respect to the salary amount, the addition of retention bonuses, and a monthly automobile allowance. Based upon a hypothetical termination date of December 31, 2022, under the prior employment contract, in addition to any benefits that he otherwise would have been entitled to receive including benefits under our 401(k) plan, pension plan, supplemental retirement plans, and any unused vacation, Mr. Harris would have been entitled to receive the following:

Cash severance	$935,773
Medical Insurance	23,849
Total	$959,622

Under our current and prior employment contract with Mr. Harris, “cause” is defined as (1) gross incompetence, insubordination, gross negligence, willful misconduct in office or breach of a material fiduciary duty, which includes a breach of confidentiality; (2) conviction of a felony, a crime of moral turpitude or commission of an act of embezzlement or fraud against ODEC or any subsidiary or affiliate thereof; (3) the President and CEO’s material failure to perform a substantial portion of his duties and responsibilities under the employment contract, but only after ODEC provides the President and CEO written notice of such failure and gives him 30 days to remedy the situation; (4) deliberate dishonesty of the President and CEO with respect to ODEC or any of its subsidiaries or affiliates; or (5) a violation of one of ODEC’s written policies which, if curable, is not cured within 30 days after written notice of such violation is provided to the President and CEO, or such violation reoccurs after written notice and an opportunity to cure has been provided.

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

Other Executive Officers

Based upon a hypothetical termination date of December 31, 2022, Mr. Rogers, Mr. Cosby, Mr. Hern, and Mr. Johnson would only be entitled to the benefits accrued under the retirement plans in which they participate, and any unused vacation. See “Plans” above and “Defined Benefit Plans” below for more information as to the benefits that would be paid under the retirement plans in which they participate.

Defined Benefit Plans

The following table lists the estimated values under the NRECA Retirement Security Plan, the Deferred Compensation Pension Restoration Plan, and the Executive Benefit Restoration Plan as of December 31, 2022. As a result of changes in

Internal Revenue Service regulations, the base annual salary used in determining benefits was limited to $305,000, effective January 1, 2022.

PENSION BENEFITS (1)

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Year
Marcus M. Harris (2)	NRECA Retirement Security Plan	7.00	$460,731	$—
	Executive Benefit Restoration Plan	4.67	439,735	—

Bryan S. Rogers	NRECA Retirement Security Plan	25.33	1,917,243	—
	Executive Benefit Restoration Plan	25.33	157,813	—

Christopher F. Cosby (3)	NRECA Retirement Security Plan	3.67	158,098	—
	Executive Benefit Restoration Plan	3.67	—	—

Micheal L. Hern	NRECA Retirement Security Plan	2.42	209,328	—
	Executive Benefit Restoration Plan	2.42	10,142	—

Kirk D. Johnson (4)	NRECA Retirement Security Plan	20.00	1,498,748	—
	Executive Benefit Restoration Plan	3.92	72,079	—

D. Richard Beam (5)	NRECA Retirement Security Plan	—	—	137,408
	Deferred Compensation Pension Restoration Plan	—	—	—

(1)
Numerical amounts in this table were computed as of December 31, 2022, and the present value amounts were determined using the same assumptions used for financial reporting purposes.
(2)
Mr. Harris participated in the NRECA Retirement Security Plan with a former employer and earned 2.33 years of credited service with the former employer and earned 4.67 years of credited service with ODEC.
(3)
Mr. Cosby became an executive officer in March 2022.
(4)
Mr. Johnson participated in the NRECA Retirement Security Plan with a former employer and earned 16.08 years of credited service with his former employer and earned 3.92 years of credited service with ODEC.
(5)
Mr. Beam retired effective March 1, 2022.

The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for social security or other offset amounts. The participant’s annual pension at his or her normal retirement date, currently age 62 under the plan, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service. The multiplier was 1.7% commencing January 1, 1992. The number of years of credited service is as of the end of the current year for each of the named executives. The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum. The lump sum amounts are calculated using the 30-year Treasury rate (1.94% for 2022) and the PPA three segment yield rates (1.02%, 2.72%, and 3.08% for 2022) and the required Internal Revenue Service mortality table for lump sum payments (Group Annuity Reserving 1994, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and PPA Retirement Plan 2000 at 2022 combined unisex 50%/50% mortality in combination with the PPA rates). Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

The Executive Benefit Restoration Plan and the Deferred Compensation Pension Restoration Plan are intended to provide a supplemental benefit for employees who would have had a reduction in their pension benefit because of IRC limitations. Mr. Beam was the only participant in the Deferred Compensation Pension Restoration Plan and upon his retirement, the plan was terminated.

Deferred Compensation Plan

In 2006, we adopted the Deferred Compensation Plan, a non-qualified plan, for the purposes of allowing participants to defer their compensation and providing supplemental deferred compensation within the statutory maximums permitted under IRC Section 457(b). Our board of directors determined that, beginning in 2019, employees with the title of Vice President and above may participate in this plan. In 2022, Mr. Harris and Mr. Cosby were the only NEOs who participated in the plan. In 2022, Mr. Cosby began participating in this plan and made a contribution. In accordance with Mr. Harris' employment contract, in 2022, ODEC made a contribution of $20,500 to the Deferred Compensation Plan for the benefit of Mr. Harris. Under the Deferred Compensation Plan, annual deferrals cannot exceed the lesser of 100% of a participant's annual compensation or $20,500 for 2022, adjusted by and subject to specified tax laws, during any year in which we are exempt from federal income taxation. Amounts credited to the participants under the Deferred Compensation Plan will be credited with earnings or losses equal to those made by an investment in one or more funds of a specified regulated investment company designated by the participant.

The following table sets forth the non-qualified deferred compensation paid to our NEOs in 2022:

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Gains/(Losses) in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (2)
Marcus M. Harris	$—	$20,500	$(5,807)	$—	$223,576
Bryan S. Rogers	—	—	—	—	—
Christopher F. Cosby	15,228	—	(334)	—	14,894
Micheal L. Hern	—	—	—	—	—
Kirk D. Johnson	—	—	—	—	—
D. Richard Beam	—	—	—	—	—
(1)
For Mr. Harris, includes a $20,500 ODEC contribution to the Deferred Compensation Plan, which is included in the Summary Compensation table in the “All Other Compensation” column.
(2)
For Mr. Harris, includes a balance of $74,486 which was transferred to ODEC from his former employer, and $71,104 which was previously reported as compensation to Mr. Harris in our Summary Compensation Table for fiscal years prior to fiscal year 2022.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”). During the first quarter of 2022, our outside directors were compensated with a monthly retainer of $3,800 and beginning April 1, 2022, they were compensated with a monthly retainer of $4,200. They were also paid for meetings and other official activities at a rate of $500 per day and $250 per partial day and for teleconferences, if such meetings or other official activities occurred outside the normal board of directors meeting dates. All directors are entitled to be reimbursed for out-of-pocket expenses incurred in attending meetings and other official activities. Our directors receive no other compensation from us. We do not provide our directors pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options. The following table sets forth the compensation we paid to our directors in 2022:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total
Michael K. Brown	$49,200	$49,200
Paul H. Brown	49,200	49,200
John J. Burke, Jr.	50,950	50,950
Darlene H. Carpenter	28,450	28,450
Earl C. Currin, Jr.	49,700	49,700
E. Garrison Drummond	49,700	49,700
Chad N. Fowler	49,200	49,200
Hunter R. Greenlaw, Jr.	49,700	49,700
David J. Jones	50,450	50,450
Suzanne S. Obenshain	49,200	49,200
Keith L. Swisher	49,200	49,200
Jesse R. Thomas	21,000	21,000
	$545,950	$545,950

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

CEO Pay Ratio

The annual total compensation of Mr. Marcus M. Harris, our President and CEO, was $1,201,582 in 2022. Based on reasonable estimates, the median annual total compensation of all of our employees, excluding our President and CEO, was $141,175 for 2022. Accordingly, for 2022, the ratio of the total compensation of our President and CEO to the median of the annual total compensation of all of our other employees was 8.5 to 1.

We identified our median employee based on salary earned in 2022 by each individual who was employed by us on November 15, 2022. We annualized the salary of all permanent employees who were not employed through the entire year.

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

John C. Lee, Jr., Chair
Michael K. Brown

Hunter R. Greenlaw, Jr.
Steven A. Harmon
Micheal E. Malandro
Suzanne S. Obenshain

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

There are no related person transactions in 2022 that the SEC would require to be reported under its rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP served as our independent registered public accounting firm during 2022. The following table presents fees for services provided by Ernst & Young LLP for the two most recent fiscal years. All Audit, Audit-Related, and Tax Fees shown below were pre-approved by the Audit Committee in accordance with its established procedures.

	2022	2021
Audit Fees (1)	$376,000	$368,740
Audit-Related Fees (2)	—	—
Tax Fees (3)	9,167	9,939
All Other Fees	—	—
Total	$385,167	$378,679

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

For fiscal years 2022 and 2021, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.

Audit Committee Preapproval Process for the Engagement of Auditors

All audit, tax, and other services to be performed by Ernst & Young LLP for us must be pre-approved by the Audit Committee. The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Pre-approval is granted usually at regularly scheduled meetings. During 2022 and 2021, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy.

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

*3.2 Bylaws of Old Dominion Electric Cooperative, Amended and Restated as of June 14, 2022, as amended on June 14, 2022 (filed as exhibit 3.0 to the Registrant’s Form 8-K, File No. 000-50039, filed on June 16, 2022).

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

*†10.12 Employment Agreement, effective January 1, 2023, between Old Dominion Electric Cooperative and Marcus M. Harris and accepted by Marcus M. Harris on February 22, 2023 (filed as Exhibit 10.1 to the Registrant’s Form 8-K, File No. 000-50039, on February 27, 2023).

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

†10.17 Employment letter, dated January 14, 2022, of Old Dominion Electric Cooperative and agreed and accepted by Christopher F. Cosby (filed as exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 2021 No. 000-50039, on March 16, 2022).

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

*10.20 Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit 10.27 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992). (P)

*10.21 Extension Agreement (filed as exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 2019, File No. 000-50039, on March 11, 2020).

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

Old Dominion Electric Cooperative Registrant

By:	/s/ Marcus M. Harris
Marcus M. Harris President and Chief Executive Officer

Date: March 14, 2023

Signature	Title

/s/ Marcus M. Harris	President and Chief Executive Officer (Principal executive officer)
Marcus M. Harris

/s/ Bryan S. Rogers	Senior Vice President and Chief Financial Officer
Bryan S. Rogers	(Principal financial officer)

/s/ Allyson B. Pittman	Vice President and Controller (Principal accounting officer)
Allyson B. Pittman

/s/ Robert A. Book, II	Director
Robert A. Book, II

/s/ Michael K. Brown	Director
Michael K. Brown

/s/ Paul H. Brown	Director
Paul H. Brown

/s/ William K. Buchanan	Director
William K. Buchanan

/s/ John J. Burke, Jr.	Director
John J. Burke, Jr.

/s/ Earl C. Currin, Jr.	Director
Earl C. Currin, Jr.

/s/ E. Garrison Drummond	Director
E. Garrison Drummond

/s/ Chad N. Fowler	Director
Chad N. Fowler

/s/ Hunter R. Greenlaw, Jr.	Director
Hunter R. Greenlaw, Jr.

/s/ Steven A. Harmon	Director
Steven A. Harmon

/s/ John D. Hewa, Jr.	Director
John D. Hewa, Jr.

/s/ Bradley H. Hicks	Director
Bradley H. Hicks

/s/ David J. Jones	Director
David J. Jones

/s/ John C. Lee, Jr.	Director
John C. Lee, Jr.

/s/ Jason C. Loehr	Director
Jason C. Loehr

/s/ Cary J. Logan, Jr.	Director
Cary J. Logan, Jr.

/s/ Micheal E. Malandro	Director
Micheal E. Malandro

/s/ Suzanne S. Obenshain	Director
Suzanne S. Obenshain

/s/ Gregory S. Rogers	Director
Gregory S. Rogers

/s/ Keith L. Swisher	Director
Keith L. Swisher

/s/ Jesse R. Thomas, Jr.	Director
Jesse R. Thomas, Jr.

/s/ Belvin Williamson, Jr.	Director
Belvin Williamson, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

ODEC does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2022. Accordingly, ODEC will not file an annual report with the Securities and Exchange Commission.