Form 10-Q
period 2023-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2023-05-09
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,559,188	$2,549,435
Less accumulated depreciation	(1,130,533)	(1,116,531)
Net Property, plant, and equipment	1,428,655	1,432,904
Nuclear fuel, at amortized cost	16,377	19,155
Construction work in progress	54,127	56,075
Net Electric Plant	1,499,159	1,508,134
Investments:
Nuclear decommissioning trust	236,999	225,263
Unrestricted investments and other	2,503	2,437
Total Investments	239,502	227,700
Current Assets:
Cash and cash equivalents	17,220	15,213
Accounts receivable	10,844	36,573
Accounts receivable–members	92,743	111,838
Fuel, materials, and supplies	129,798	100,964
Deferred energy	94,562	83,836
Prepayments and other	27,207	19,391
Total Current Assets	372,374	367,815
Deferred Charges and Other Assets:
Regulatory assets	49,095	37,249
Other assets	47,576	64,081
Total Deferred Charges and Other Assets	96,671	101,330
Total Assets	$2,207,706	$2,204,979
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$479,210	$476,082
Non-controlling interest	6,453	6,296
Total Patronage capital and Non-controlling interest	485,663	482,378
Long-term debt	972,270	972,167
Revolving credit facility	145,000	50,000
Total Long-term debt and Revolving credit facility	1,117,270	1,022,167
Total Capitalization	1,602,933	1,504,545
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	78,073	167,601
Accounts payable–members	118,925	108,729
Accrued expenses	19,649	5,967
Total Current Liabilities	265,688	331,338
Deferred Credits and Other Liabilities:
Asset retirement obligations	192,189	190,670
Regulatory liabilities	123,335	161,953
Other liabilities	23,561	16,473
Total Deferred Credits and Other Liabilities	339,085	369,096
Total Capitalization and Liabilities	$2,207,706	$2,204,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating Revenues	$275,913	$217,434
Operating Expenses:
Fuel	65,828	33,021
Purchased power	111,241	126,363
Transmission	42,069	34,284
Deferred energy	(10,726)	(41,871)
Operations and maintenance	18,658	18,609
Administrative and general	10,817	10,728
Depreciation and amortization	17,263	17,287
Amortization of regulatory asset/(liability), net	(294)	(200)
Accretion of asset retirement obligations	1,518	1,467
Taxes, other than income taxes	2,258	2,308
Total Operating Expenses	258,632	201,996
Operating Margin	17,281	15,438
Other income (expense), net	(55)	(51)
Investment income	1,392	759
Interest charges, net	(15,268)	(13,409)
Income taxes	(65)	1
Net Margin including Non-controlling interest	3,285	2,738
Non-controlling interest	(157)	2
Net Margin attributable to ODEC	3,128	2,740
Patronage Capital - Beginning of Period	476,082	464,777
Patronage Capital - End of Period	$479,210	$467,517

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$3,285	$2,738
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	17,263	17,287
Other non-cash charges	4,400	4,029
Change in current assets	8,174	(2,330)
Change in deferred energy	(10,726)	(41,871)
Change in current liabilities	(64,296)	(14,682)
Change in regulatory assets and liabilities	(61,510)	75,479
Change in deferred charges and other assets and deferred credits and other liabilities	23,588	(19,258)
Net Cash (Used for) Provided by Operating Activities	(79,822)	21,392
Investing Activities:
Purchases of held to maturity securities	—	(5,562)
Increase in other investments	(751)	(776)
Electric plant additions	(12,420)	(7,789)
Net Cash Used for Investing Activities	(13,171)	(14,127)
Financing Activities:
Draws on revolving credit facility	421,500	—
Repayments on revolving credit facility	(326,500)	—
Net Cash Provided by Financing Activities	95,000	—
Net Change in Cash and Cash Equivalents	2,007	7,265
Cash and Cash Equivalents - Beginning of Period	15,213	107,852
Cash and Cash Equivalents - End of Period	$17,220	$115,117

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2023, our consolidated results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The consolidated results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $7.6 million and $12.7 million as of March 31, 2023 and December 31, 2022, respectively. TEC's assets are utilized to settle TEC's liabilities. The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948 and currently are exempt from federal income taxation under IRC Section 501(c)(12). In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis. We maintained our tax-exempt status as of March 31, 2023.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$76,479	$76,479	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	160,520	—	—	—
Unrestricted investments and other (3)	345	—	345	—
Derivatives - gas and power (4)	7,118	—	5,551	1,567
Total financial assets	$244,462	$76,479	$5,896	$1,567

Derivatives - gas and power (4)	$20,540	$18,478	$2,062	$—
Total financial liabilities	$20,540	$18,478	$2,062	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$73,945	$73,945	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	151,318	—	—	—
Unrestricted investments and other (3)	279	—	279	—
Derivatives - gas and power (4)	59,902	27,839	20,773	11,290
Total financial assets	$285,444	$101,784	$21,052	$11,290

Derivatives - gas and power (4)	$8,721	$—	$8,721	$—
Total financial liabilities	$8,721	$—	$8,721	$—

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
(4)
Derivatives - gas and power represent natural gas futures contracts (Level 1 and Level 2) and financial transmission rights (Level 3). Level 1 are indexed against NYMEX. Level 2 are valued by ACES using observable market inputs for similar transactions. Level 3 are valued by ACES using unobservable market inputs, including situations where there is little market activity. Sensitivity in the market price of financial transmission rights could impact the fair value. For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

3.
Derivatives and Hedging

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation. In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk. To manage this exposure, we utilize derivative instruments. See Note 1 of the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating activities section of our Condensed Consolidated Statements of Cash Flows.

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of March 31,	As of December 31,
Commodity	Unit of Measure	2023	2022
Natural gas	MMBTU	90,400,000	91,770,000
Purchased power - financial transmission rights	MWh	7,501,705	8,450,239

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of March 31,	As of December 31,
	Balance Sheet Location	2023	2022
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$5,551	$48,612
Financial transmission rights	Other assets	1,567	11,290
Total Derivatives in an asset position		$7,118	$59,902

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$20,540	$8,721
Total Derivatives in a liability position		$20,540	$8,721

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three Months Ended March 31, 2023 and 2022

				Amount of Gain (Loss)
				Reclassified
	Amount of Gain (Loss) Recognized		Location of Gain (Loss)	from Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended
Regulatory Accounting	March 31,		into Income	March 31,
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Natural gas futures contracts	$(18,054)	$116,238	Fuel	$(33,587)	$20,422
Purchased power	1,567	8,474	Purchased power	(9,690)	1,931
Total	$(16,487)	$124,712		$(43,277)	$22,353

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

4.
Investments

Investments were as follows as of March 31, 2023 and December 31, 2022:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
March 31, 2023
Nuclear decommissioning trust (1)
Debt securities	$87,402	$—	$(11,129)	$76,273	$76,273
Equity securities	93,988	71,957	(5,425)	160,520	160,520
Cash and other	206	—	—	206	206
Total Nuclear decommissioning trust	$181,596	$71,957	$(16,554)	$236,999	$236,999

Other
Equity securities	$299	$46	$—	$345	$345
Non-marketable equity investments	2,158	2,264	—	4,422	2,158
Total Other	$2,457	$2,310	$—	$4,767	$2,503
					$239,502
December 31, 2022
Nuclear decommissioning trust (1)
Debt securities	$86,770	$—	$(13,083)	$73,687	$73,687
Equity securities	93,878	64,139	(6,699)	151,318	151,318
Cash and other	258	—	—	258	258
Total Nuclear decommissioning trust	$180,906	$64,139	$(19,782)	$225,263	$225,263

Other
Equity securities	$238	$41	$—	$279	$279
Non-marketable equity investments	2,158	2,182	—	4,340	2,158
Total Other	$2,396	$2,223	$—	$4,619	$2,437
					$227,700

(1)
Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3 of the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K. Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or regulatory asset, respectively.

Contractual maturities of debt securities as of March 31, 2023, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$76,273	$—	$76,273
Total	$—	$—	$76,273	$—	$76,273

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.
Other

Revolving Credit Facility

We maintain a $400 million revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Commitments under this syndicated credit agreement extend through February 28, 2025. We anticipate amending and restating this agreement during 2023. As of March 31, 2023 and December 31, 2022, we had outstanding under this facility $145.0 million and $50.0 million in borrowings, respectively. As of March 31, 2023 and December 31, 2022, we had a $0.5 million letter of credit outstanding under this facility.

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

The rates we charge our member distribution cooperatives are regulated by FERC and FERC has granted us authority to charge our member distribution cooperatives utilizing a formula rate and market-based rates. Beginning in 2023, we began utilizing market-based rates in addition to the formula rate.

Our operating revenues for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$156,839	$115,085
Renewable energy credits	83	17
Demand revenues	103,698	98,565
Total Formula rate revenues	260,620	213,667
Market-based rates:
Energy revenues	3,485	—
Demand revenues	541	—
Total Market-based rates revenues	4,026	—

Total Member distribution cooperatives revenues	264,646	213,667

Non-members:
Energy revenues (1)	11,267	3,767
Total Non-members revenues	11,267	3,767

Total Operating revenues	$275,913	$217,434

(1)
Includes TEC’s sales to non-members of $8.9 million for the three months ended March 31, 2023. TEC did not have sales to non-members for the three months ended March 31, 2022.

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

Critical Accounting Policies

As of March 31, 2023, there have been no significant changes in our critical accounting policies as disclosed in our 2022 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three months ended March 31, 2023, as compared to the same period in 2022, were primarily impacted by the changes to our total energy rate charged to our member distribution cooperatives - formula rate and the increase in fuel expense.

•
Total revenues from sales to our member distribution cooperatives increased 23.9%, primarily due to the increase in formula rate energy revenues. Formula rate energy revenues increased primarily due to the changes implemented to our total energy rate in May and July of 2022, partially offset by the 12.2% decrease in energy sales in MWh to our member distribution cooperatives - formula rate.
•
Fuel expense increased 99.4% due to the 69.4% increase in the average cost of fuel and the 17.7% increase in generation from our owned facilities. The average cost of fuel includes realized losses on our natural gas futures contracts of $33.6 million in 2023 and realized gains on our natural gas futures contracts of $20.4 million in 2022.

Factors Affecting Results

For a comprehensive discussion of factors affecting results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results” in Item 7 in our 2022 Annual Report on Form 10-K.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three months ended March 31, 2023.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Margin Stabilization adjustment	$4,540	$4,601

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 in our 2022 Annual Report on Form 10-K.

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

The heating and cooling degree days for the three months ended March 31, 2023, were as follows:

	Three Months Ended March 31,
	2023	2022	Change
Heating degree days	1,558	1,937	(19.6)%
Cooling degree days	—	—	—

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023		2022
	(in MWh and percentages)
Generated:
Wildcat Point	1,134,560	33.3%	838,368	24.6%
North Anna	489,956	14.4	419,164	12.3
Clover	35,489	1.0	140,726	4.1
Louisa	18,616	0.6	14,655	0.5
Marsh Run	20,939	0.6	31,065	0.9
Distributed Generation	307	—	327	—
Total Generated	1,699,867	49.9	1,444,305	42.4
Purchased:
Other than renewable:
Long-term and short-term	1,011,718	29.7	850,001	24.9
Spot market	451,660	13.3	886,645	26.0
Total Other than renewable	1,463,378	43.0	1,736,646	50.9
Renewable (1)	242,742	7.1	228,734	6.7
Total Purchased	1,706,120	50.1	1,965,380	57.6
Total Available Energy	3,405,987	100.0%	3,409,685	100.0%

(1)
Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates charged to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch direction of PJM. PJM balances its members’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and directs the dispatch of available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 in our 2022 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three months ended March 31, 2023 and 2022, was as follows:

	Three Months Ended March 31,
	2023	2022
Wildcat Point	98.4%	98.3%
North Anna	100.0	85.6
Clover	79.2	66.5
Louisa	100.0	99.9
Marsh Run	99.9	99.9

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three months ended March 31, 2023 and 2022, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended March 31,
	2023	2022
Wildcat Point	53.6%	39.5%
North Anna	103.4	88.4
Clover	3.9	15.3

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$260,620	$213,667
Market-based rates	4,026	—
Total Member distribution cooperatives	264,646	213,667

Non-members (1)	11,267	3,767
Total Operating revenues	$275,913	$217,434

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	2,902,550	3,305,268
Member distribution cooperatives - market-based rates	106,522	—
Non-members	375,244	89,405
Total Energy sales	3,384,316	3,394,673
(1)
Includes TEC’s sales to non-members of $8.9 million for the three months ended March 31, 2023. TEC did not have sales to non-members in the first quarter of 2022.

Member Distribution Cooperatives

The rates we charge our member distribution cooperatives are regulated by FERC and FERC has granted us authority to charge our member distribution cooperatives utilizing a formula rate and market-based rates. In accordance with our wholesale power contracts with our member distribution cooperatives, we sell power to them utilizing a formula rate. An exception in the formula rate allows our member distribution cooperatives to elect to utilize market-based rates for new and expanding loads that meet certain criteria. The first election to utilize market-based rates occurred in the first quarter of 2023.

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$156,839	$115,085
Renewable energy credits	83	17
Demand revenues	103,698	98,565
Total Formula rate revenues	$260,620	$213,667

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	2,902,550	3,305,268

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$54.03	$34.82
Formula rate total cost	$89.79	$64.64

For the three months ended March 31, 2023, total formula rate revenues increased $47.0 million, or 22.0%, as compared to the same period in 2022. Formula rate energy revenues increased $41.8 million, or 36.3%, due to the changes in our total energy rate, partially offset by the 12.2% decrease in energy sales in MWh to our member distribution cooperatives - formula rate. Formula rate demand revenues increased $5.1 million, or 5.2%.

The following table summarizes the changes to our total energy rate since 2022, which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2022	20.3
May 1, 2022	6.7
July 1, 2022	47.7
January 1, 2023	(1.5)

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
Member distribution cooperatives:	(in thousands)
Market-based rates:
Energy revenues	$3,485	$—
Demand revenues	541	—
Total Market-based rates revenues	$4,026	$—

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	106,522	—

Operating Expenses

The following is a summary of the components of our operating expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Fuel	$65,828	$33,021
Purchased power	111,241	126,363
Transmission	42,069	34,284
Deferred energy	(10,726)	(41,871)
Operations and maintenance	18,658	18,609
Administrative and general	10,817	10,728
Depreciation and amortization	17,263	17,287
Amortization of regulatory asset/(liability), net	(294)	(200)
Accretion of asset retirement obligations	1,518	1,467
Taxes, other than income taxes	2,258	2,308
Total operating expenses	$258,632	$201,996

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

Total operating expenses increased $56.6 million, or 28.0%, for the three months ended March 31, 2023, respectively, as compared to the same period in 2022, primarily as a result of the increase in fuel expense and deferred energy expense, partially offset by the decrease in purchased power expense.

•
Fuel expense increased $32.8 million, or 99.4%, due to the 69.4% increase in the average cost of fuel and the 17.7% increase in generation from our owned facilities. The average cost of fuel includes realized losses on our natural gas futures contracts of $33.6 million in 2023 and realized gains on our natural gas futures contracts of $20.4 million in 2022.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, increased $31.1 million. For the three months ended March 31, 2023 and 2022, we under-collected $10.7 million and $41.9 million, respectively. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 in our 2022 Annual Report on Form 10-K.
•
Purchased power expense, which includes the cost of purchased energy and capacity, decreased $15.1 million, or 12.0%. The decrease was primarily due to the decrease in purchased energy costs of $13.0 million, or 10.7%. Purchased energy costs decreased due to the 13.2% decrease in the volume of purchased energy, partially offset by the 2.9% increase in the average cost of purchased energy.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and capitalized interest. The major components of interest charges, net for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Interest on long-term debt	$(12,303)	$(13,339)
Interest on revolving credit facility	(1,669)	(104)
Other interest	(1,666)	(258)
Total interest charges	(15,638)	(13,701)
Allowance for borrowed funds used during construction	370	292
Interest charges, net	$(15,268)	$(13,409)

Interest on revolving credit facility increased $1.6 million due to the increase in borrowings under this facility. Other interest increased $1.4 million primarily due to interest paid on prepayment balances. We maintain a program which allows our member distribution cooperatives to prepay their monthly power bills. Under this program, we pay interest on prepayment balances as a blended investment and short-term borrowing rate.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three months ended March 31, 2023, as compared to the same period in 2022.

Financial Condition

The principal changes in our financial condition from December 31, 2022 to March 31, 2023, were caused by increases in revolving credit facility and fuel, materials, and supplies; substantially offset by the decrease in accounts payable, regulatory liabilities, and accounts receivable.

•
Revolving credit facility increased $95.0 million due to outstanding borrowings under this facility to fund short-term working capital needs.

•
Fuel, materials, and supplies increased $28.8 million primarily due to the $13.0 million increase in coal inventory, the $5.6 million increase in renewable energy credits inventory, the $5.6 million increase in diesel fuel inventory, and the $3.4 million increase in CO2 allowance inventory.
•
Accounts payable decreased $89.5 million primarily due to the decrease in purchased power and natural gas payables.
•
Regulatory liabilities decreased $38.6 million primarily due to the regulatory liability related to derivatives partially offset by the change in the unrealized gain on the North Anna nuclear decommissioning fund.
•
Accounts receivable decreased $25.7 million primarily due to the decrease in power related receivables.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first three months of 2023, our operating activities used cash flows of $79.8 million and during the first three months of 2022 provided cash flows of $21.4 million.

Revolving Credit Facility

We maintain a $400 million revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Commitments under this syndicated credit agreement extend through February 28, 2025. We anticipate amending and restating this agreement during 2023. As of March 31, 2023, and December 31, 2022, we had outstanding under this facility $145.0 million and $50.0 million in borrowings, respectively. As of March 31, 2023 and December 31, 2022, we had a $0.5 million letter of credit outstanding under this facility.

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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of March 31, 2023, had a balance of $237.0 million. Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, decommissioning trust obligations, and our contingent obligations as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2023.

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

OLD DOMINION ELECTRIC COOPERATIVE

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other Matters

Other than certain legal proceedings arising out of the ordinary course of business that management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A in our 2022 Annual Report on Form 10-K, which could affect our business, results of operations, financial condition, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition, and cash flows.

ITEM 5. OTHER INFORMATION

On May 9, 2023, our board of directors elected Mr. Sarat K. Yellepeddi as a member of the board of directors, effective May 9, 2023. Mr. Yellepeddi was recommended to the Nominating Committee by Prince George Electric Cooperative to replace Mr. Cary J. Logan, Jr. Mr. Yellepeddi will serve on the Power Supply and Resources and Strategic Electrification Committees.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 9, 2023	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)