Form 10-Q
period 2023-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2023-08-08
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Securities registered pursuant to Section 12(b) of the Act: NONE

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC

Clover	Clover Power Station

CO2	Carbon dioxide

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States

LIBOR	London Interbank Offered Rate

Louisa	Louisa Power Station

Marsh Run	Marsh Run Power Station

MMBTU	One Million British Thermal Units

MWh	Megawatt hour(s)

North Anna	North Anna Nuclear Power Station

NYMEX	New York Mercantile Exchange

ODEC, We, Our, Us	Old Dominion Electric Cooperative

PJM	PJM Interconnection, LLC

SOFR	Secured Overnight Financing Rate

TEC	TEC Trading, Inc.

Wildcat Point	Wildcat Point Generation Facility

XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,561,735	$2,549,435
Less accumulated depreciation	(1,147,509)	(1,116,531)
Net Property, plant, and equipment	1,414,226	1,432,904
Nuclear fuel, at amortized cost	13,654	19,155
Construction work in progress	65,367	56,075
Net Electric Plant	1,493,247	1,508,134
Investments:
Nuclear decommissioning trust	246,313	225,263
Unrestricted investments and other	2,528	2,437
Total Investments	248,841	227,700
Current Assets:
Cash and cash equivalents	10,946	15,213
Accounts receivable	24,067	36,573
Accounts receivable–members	98,261	111,838
Fuel, materials, and supplies	148,388	100,964
Deferred energy	36,144	83,836
Prepayments and other	14,878	19,391
Total Current Assets	332,684	367,815
Deferred Charges and Other Assets:
Regulatory assets	62,093	37,249
Other assets	52,885	64,081
Total Deferred Charges and Other Assets	114,978	101,330
Total Assets	$2,189,750	$2,204,979
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$482,457	$476,082
Non-controlling interest	6,493	6,296
Total Patronage capital and Non-controlling interest	488,950	482,378
Long-term debt	972,376	972,167
Revolving credit facility	133,000	50,000
Total Long-term debt and Revolving credit facility	1,105,376	1,022,167
Total Capitalization	1,594,326	1,504,545
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	61,079	167,601
Accounts payable–members	111,150	108,729
Accrued expenses	7,610	5,967
Total Current Liabilities	228,880	331,338
Deferred Credits and Other Liabilities:
Asset retirement obligations	193,708	190,670
Regulatory liabilities	131,033	161,953
Other liabilities	41,803	16,473
Total Deferred Credits and Other Liabilities	366,544	369,096
Total Capitalization and Liabilities	$2,189,750	$2,204,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating Revenues	$254,140	$209,400	$530,053	$426,834
Operating Expenses:
Fuel	35,005	38,631	100,833	71,652
Purchased power	46,029	73,962	157,270	200,325
Transmission	42,519	35,793	84,588	70,077
Deferred energy	58,418	(6,965)	47,692	(48,836)
Operations and maintenance	22,829	23,722	41,487	42,331
Administrative and general	10,425	9,987	21,242	20,715
Depreciation and amortization	17,402	17,324	34,665	34,611
Amortization of regulatory asset/(liability), net	781	(234)	487	(434)
Accretion of asset retirement obligations	1,519	1,468	3,037	2,935
Taxes, other than income taxes	2,335	2,289	4,593	4,597
Total Operating Expenses	237,262	195,977	495,894	397,973
Operating Margin	16,878	13,423	34,159	28,861
Other income (expense), net	(152)	2,079	(207)	2,028
Investment income	2,515	1,005	3,907	1,764
Interest charges, net	(15,940)	(13,545)	(31,208)	(26,954)
Income taxes	(14)	(50)	(79)	(49)
Net Margin including Non-controlling interest	3,287	2,912	6,572	5,650
Non-controlling interest	(40)	(142)	(197)	(140)
Net Margin attributable to ODEC	3,247	2,770	6,375	5,510
Patronage Capital - Beginning of Period	479,210	467,517	476,082	464,777
Patronage Capital - End of Period	$482,457	$470,287	$482,457	$470,287

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$6,572	$5,650
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	34,665	34,611
Other non-cash charges	8,748	8,430
Change in current assets	(16,828)	(42,182)
Change in deferred energy	47,692	(48,836)
Change in current liabilities	(101,679)	29,584
Change in regulatory assets and liabilities	(74,358)	71,493
Change in deferred charges and other assets and deferred credits and other liabilities	36,513	(13,856)
Net Cash (Used for) Provided by Operating Activities	(58,675)	44,894
Investing Activities:
Purchases of held to maturity securities	—	(80,012)
Increase in other investments	(2,534)	(1,619)
Electric plant additions	(26,058)	(18,392)
Net Cash Used for Investing Activities	(28,592)	(100,023)
Financing Activities:
Draws on revolving credit facility	318,000	—
Repayments on revolving credit facility	(235,000)	—
Net Cash Provided by Financing Activities	83,000	—
Net Change in Cash and Cash Equivalents	(4,267)	(55,129)
Cash and Cash Equivalents - Beginning of Period	15,213	107,852
Cash and Cash Equivalents - End of Period	$10,946	$52,723

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2023, our consolidated results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The consolidated results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $6.5 million and $12.7 million as of June 30, 2023 and December 31, 2022, respectively. TEC's assets are utilized to settle TEC's liabilities. The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948 and currently are exempt from federal income taxation under IRC Section 501(c)(12). In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis. We maintained our tax-exempt status as of June 30, 2023.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$75,567	$75,567	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	170,746	—	—	—
Unrestricted investments and other (3)	371	—	371	—
Derivatives - gas and power (4)	2,149	—	2,149	—
Total financial assets	$248,833	$75,567	$2,520	$—

Derivatives - gas and power (4)	$39,299	$27,908	$9,780	$1,611
Total financial liabilities	$39,299	$27,908	$9,780	$1,611

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$73,945	$73,945	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	151,318	—	—	—
Unrestricted investments and other (3)	279	—	279	—
Derivatives - gas and power (4)	59,902	27,839	20,773	11,290
Total financial assets	$285,444	$101,784	$21,052	$11,290

Derivatives - gas and power (4)	$8,721	$—	$8,721	$—
Total financial liabilities	$8,721	$—	$8,721	$—

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of June 30,	As of December 31,
Commodity	Unit of Measure	2023	2022
Natural gas	MMBTU	101,910,000	91,770,000
Purchased power - financial transmission rights	MWh	10,775,783	8,450,239

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of June 30,	As of December 31,
	Balance Sheet Location	2023	2022
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$2,149	$48,612
Financial transmission rights	Other assets	—	11,290
Total Derivatives in an asset position		$2,149	$59,902

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$37,688	$8,721
Financial transmission rights	Other liabilities	1,611	—
Total Derivatives in a liability position		$39,299	$8,721

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Six Months Ended June 30, 2023 and 2022

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified from
	(Loss) Recognized		Gain (Loss)	Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Six Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	June 30,		into Income	June 30,		June 30,
	2023	2022		2023	2022	2023	2022
	(in thousands)			(in thousands)
Natural gas futures contracts	$(40,799)	$100,117	Fuel	$(8,550)	$33,208	$(42,137)	$53,630
Purchased power	(1,611)	20,162	Purchased power	(7,784)	3,898	(17,475)	5,828
Total	$(42,410)	$120,279		$(16,334)	$37,106	$(59,612)	$59,458

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

4.
Investments

Investments were as follows as of June 30, 2023 and December 31, 2022:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
June 30, 2023
Nuclear decommissioning trust (1)
Debt securities	$88,099	$—	$(12,682)	$75,417	$75,417
Equity securities	95,114	80,867	(5,235)	170,746	170,746
Cash and other	150	—	—	150	150
Total Nuclear decommissioning trust	$183,363	$80,867	$(17,917)	$246,313	$246,313

Other
Equity securities	$317	$54	$—	$371	$371
Non-marketable equity investments	2,157	2,291	—	4,448	2,157
Total Other	$2,474	$2,345	$—	$4,819	$2,528
					$248,841
December 31, 2022
Nuclear decommissioning trust (1)
Debt securities	$86,770	$—	$(13,083)	$73,687	$73,687
Equity securities	93,878	64,139	(6,699)	151,318	151,318
Cash and other	258	—	—	258	258
Total Nuclear decommissioning trust	$180,906	$64,139	$(19,782)	$225,263	$225,263

Other
Equity securities	$238	$41	$—	$279	$279
Non-marketable equity investments	2,158	2,182	—	4,340	2,158
Total Other	$2,396	$2,223	$—	$4,619	$2,437
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

Contractual maturities of debt securities as of June 30, 2023, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$75,417	$—	$75,417
Total	$—	$—	$75,417	$—	$75,417

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.
Other

Revolving Credit Facility

We maintain a $400 million revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Commitments under this syndicated credit agreement extend through February 28, 2025. The agreement was amended in June 2023 to replace LIBOR with SOFR as the benchmark index for calculating interest payable on borrowings under the agreement. As of June 30, 2023 and December 31, 2022, we had outstanding under this facility $133.0 million and $50.0 million in borrowings, respectively. As of June 30, 2023 and December 31, 2022, we had a $0.5 million letter of credit outstanding under this facility.

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

Our operating revenues for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$125,321	$91,557	$282,160	$206,642
Renewable energy credits	90	74	173	91
Demand revenues	108,946	100,418	212,644	198,983
Total Formula rate revenues	234,357	192,049	494,977	405,716
Market-based rates:
Energy revenues	4,390	—	7,875	—
Demand revenues	559	—	1,100	—
Total Market-based rates revenues	4,949	—	8,975	—

Total Member distribution cooperatives revenues	239,306	192,049	503,952	405,716

Non-members:
Energy revenues (1)	12,185	17,351	23,452	21,118
Renewable energy credits	2,649	—	2,649	—
Total Non-members revenues	14,834	17,351	26,101	21,118

Total Operating revenues	$254,140	$209,400	$530,053	$426,834

(1)
Includes TEC sales to non-members from second quarter 2022 through first quarter 2023. TEC’s sales to non-members were $8.9 million for the six months ended June 30, 2023 and 2022.

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

Critical Accounting Policies

As of June 30, 2023, there have been no significant changes in our critical accounting policies as disclosed in our 2022 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and six months ended June 30, 2023, as compared to the same periods in 2022, were primarily impacted by the changes to our total energy rate charged to our member distribution cooperatives - formula rate, the over-collection of energy costs, and the decrease in purchased power expense. Additionally, for the six months ended June 30, 2023, as compared to the same period in 2022, our results from operations were impacted by the increase in fuel expense.

•
Total revenues from sales to our member distribution cooperatives increased 24.6% and 24.2%, for the three and six months ended June 30, 2023, respectively, primarily due to the increase in formula rate energy revenues. Formula rate energy revenues increased primarily due to the changes implemented to our total energy rate in May and July of 2022, partially offset by the 7.7% and 10.3% decrease in energy sales in MWh to our member distribution cooperatives - formula rate. The weather in 2023 was milder as compared to 2022 and contributed to the decrease in energy sales in MWh.

•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, increased $65.4 million and $96.5 million, respectively, as a result of the changes implemented to our total energy rate in May and July of 2022. For the three and six months ended June 30, 2023, we over-collected $58.4 million and $47.7 million, respectively. For the three and six months ended June 30, 2022, we under-collected $7.0 million and $48.8 million, respectively. Our deferred energy balance was an under-collection of $36.1 million at June 30, 2023 and $83.8 million at December 31, 2022. To address the differences in our realized as well as projected energy costs, we decreased our total energy rate 14.8%, effective August 1, 2023.
•
Purchased power expense, which includes the cost of purchased energy and capacity, decreased 37.8% and 21.5%, respectively. The decrease was primarily due to the decrease in purchased energy costs. Purchased energy costs decreased 38.1% for the three months ended June 30, 2023, due to the 41.0% decrease in the average cost of purchased energy, partially offset by the 4.9% increase in the volume of purchased energy. Purchased energy costs decreased 20.7% for the six months ended June 30, 2023, due to the 15.3% decrease in the average cost of purchased energy and the 6.4% decrease in the volume of purchased energy.
•
Fuel expense increased 40.7% for the six months ended June 30, 2023, due to the 25.5% increase in the average cost of fuel and the 12.1% increase in generation from our owned facilities. The average cost of fuel includes realized losses on our natural gas futures contracts of $42.1 million in 2023 and realized gains on our natural gas futures contracts of $53.6 million in 2022.

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

The rates we charge our member distribution cooperatives under the formula rate are intended to permit collection of revenues which will equal the sum of:

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

As detailed in the table below, we utilized Margin Stabilization to increase revenues for the three months ended June 30, 2023, and to reduce revenues for the six months ended June 30, 2023, and for the three and six months ended June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Margin Stabilization adjustment	$(403)	$2,754	$4,137	$7,355

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

The heating and cooling degree days for the three and six months ended June 30, 2023, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Heating degree days	52	153	(66.0)%	1,610	2,090	(23.0)%
Cooling degree days	134	306	(56.2)	134	306	(56.2)

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(in MWh and percentages)
Generated:
Wildcat Point	1,026,185	35.5%	852,229	31.2%	2,160,745	34.3%	1,690,597	27.5%
North Anna	491,463	17.0	448,301	16.4	981,419	15.6	867,465	14.1
Clover	—	—	29,762	1.1	35,489	0.6	170,488	2.8
Louisa	71,963	2.5	81,763	3.0	90,579	1.4	96,418	1.6
Marsh Run	50,027	1.7	122,369	4.5	70,966	1.1	153,434	2.5
Distributed Generation	746	—	306	—	1,053	0.0	633	—
Total Generated	1,640,384	56.7	1,534,730	56.2	3,340,251	53.0	2,979,035	48.5
Purchased:
Other than renewable:
Long-term and short-term	874,569	30.2	539,948	19.8	1,886,287	30.0	1,389,949	22.6
Spot market	234,429	8.1	481,917	17.7	686,089	10.9	1,368,562	22.3
Total Other than renewable	1,108,998	38.3	1,021,865	37.5	2,572,376	40.9	2,758,511	44.9
Renewable (1)	143,950	5.0	173,079	6.3	386,692	6.1	401,813	6.6
Total Purchased	1,252,948	43.3	1,194,944	43.8	2,959,068	47.0	3,160,324	51.5
Total Available Energy	2,893,332	100.0%	2,729,674	100.0%	6,299,319	100.0%	6,139,359	100.0%

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

Operational Availability

The operational availability of our owned generating resources for the three and six months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Wildcat Point	77.1%	74.3%	87.7%	86.2%
North Anna	100.0	93.3	100.0	89.4
Clover	40.2	58.7	59.6	62.6
Louisa	95.8	87.5	97.9	93.6
Marsh Run	83.9	95.2	91.9	97.6

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and six months ended June 30, 2023 and 2022, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Wildcat Point	48.0%	39.7%	50.8%	39.6%
North Anna	102.5	93.5	103.0	91.0
Clover	—	3.2	1.9	9.2

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$234,357	$192,049	$494,977	$405,716
Market-based rates	4,949	—	8,975	—
Total Member distribution cooperatives	239,306	192,049	503,952	405,716

Non-members (1)	14,834	17,351	26,101	21,118
Total Operating revenues	$254,140	$209,400	$530,053	$426,834

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	2,319,457	2,513,413	5,222,007	5,818,681
Member distribution cooperatives - market-based rates	123,359	—	229,881	—
Non-members	433,351	197,714	808,595	287,119
Total Energy sales	2,876,167	2,711,127	6,260,483	6,105,800
(1)
Includes TEC sales to non-members from second quarter 2022 through first quarter 2023. TEC’s sales to non-members were $8.9 million for the six months ended June 30, 2023 and 2022.

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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$125,321	$91,557	$282,160	$206,642
Renewable energy credits	90	74	173	91
Demand revenues	108,946	100,418	212,644	198,983
Total Formula rate revenues	$234,357	$192,049	$494,977	$405,716

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	2,319,457	2,513,413	5,222,007	5,818,681

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$54.03	$36.43	$54.03	$35.51
Formula rate total cost	$101.04	$76.41	$94.79	$69.73

For the three and six months ended June 30, 2023, total formula rate revenues increased $42.3 million, or 22.0%, and $89.3 million, or 22.0%, respectively, as compared to the same periods in 2022. Formula rate energy revenues increased $33.8 million, or 36.9%, and $75.5 million, or 36.5%, respectively, due to the changes in our total energy rate. These increases were partially offset by the 7.7% and 10.3% decrease in energy sales in MWh to our member distribution cooperatives - formula rate, respectively. Formula rate demand revenues increased $8.5 million, or 8.5%, and $13.7 million, or 6.9%, respectively, primarily due to changes in PJM charges for network transmission services.

The following table summarizes the changes to our total energy rate since 2022, which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2022	20.3
May 1, 2022	6.7
July 1, 2022	47.7
January 1, 2023	(1.5)
August 1, 2023	(14.8)

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Member distribution cooperatives:	(in thousands)
Market-based rates:
Energy revenues	$4,390	$—	$7,875	$—
Demand revenues	559	—	1,100	—
Total Market-based rates revenues	$4,949	$—	$8,975	$—

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	123,359	—	229,881	—

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Fuel	$35,005	$38,631	$100,833	$71,652
Purchased power	46,029	73,962	157,270	200,325
Transmission	42,519	35,793	84,588	70,077
Deferred energy	58,418	(6,965)	47,692	(48,836)
Operations and maintenance	22,829	23,722	41,487	42,331
Administrative and general	10,425	9,987	21,242	20,715
Depreciation and amortization	17,402	17,324	34,665	34,611
Amortization of regulatory asset/(liability), net	781	(234)	487	(434)
Accretion of asset retirement obligations	1,519	1,468	3,037	2,935
Taxes, other than income taxes	2,335	2,289	4,593	4,597
Total operating expenses	$237,262	$195,977	$495,894	$397,973

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

Total operating expenses increased $41.3 million, or 21.1%, and $97.9 million, or 24.6%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. Operating expenses increased for the three and six months ended June 30, 2023, primarily as a result of the increase in deferred energy expense, partially offset by the decrease in purchased power expense. Additionally, operating expenses increased for the six months ended June 30, 2023, as compared to the same period in 2022, as a result of the increase in fuel expense.

•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, increased $65.4 million and $96.5 million, respectively, as a result of the changes implemented to our total energy rate in May and July of 2022. For the three and six months ended June 30, 2023, we over-collected $58.4 million and $47.7 million, respectively. For the three and six months ended June 30, 2022, we under-collected $7.0 million and $48.8 million, respectively. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 in our 2022 Annual Report on Form 10-K.
•
Purchased power expense, which includes the cost of purchased energy and capacity, decreased $27.9 million, or 37.8%, and $43.1 million, or 21.5%, for the three and six months ended June 30, 2023, respectively. The decrease was primarily due to the decrease in purchased energy costs. Purchased energy costs decreased $26.7 million, or 38.1%, for the three months ended June 30, 2023, due to the 41.0% decrease in the average cost of purchased energy, partially offset by the 4.9% increase in the volume of purchased energy. Purchased energy costs decreased $39.7 million, or 20.7%, for the six months ended June 30, 2023, due to the 15.3% decrease in the average cost of purchased energy and the 6.4% decrease in the volume of purchased energy.
•
Fuel expense increased $29.2 million, or 40.7%, for the six months ended June 30, 2023, due to the 25.5% increase in the average cost of fuel and the 12.1% increase in generation from our owned facilities. The average cost of fuel includes realized losses on our natural gas futures contracts of $42.1 million in 2023 and realized gains on our natural gas futures contracts of $53.6 million in 2022.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances. The major components of interest charges, net for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Interest on long-term debt	$(12,305)	$(13,342)	$(24,608)	$(26,681)
Interest on revolving credit facility	(2,205)	(77)	(3,874)	(181)
Other interest	(1,727)	(431)	(3,393)	(689)
Total interest charges	(16,237)	(13,850)	(31,875)	(27,551)
Allowance for borrowed funds used during construction	297	305	667	597
Interest charges, net	$(15,940)	$(13,545)	$(31,208)	$(26,954)

Interest on revolving credit facility increased $2.1 million and $3.7 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, due to the increase in borrowings under this facility. Other interest increased $1.3 million and $2.7 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, primarily due to interest paid on prepayment balances. We maintain a program which allows our member distribution cooperatives to prepay their monthly power bills. Under this program, we pay interest on prepayment balances at a blended investment and short-term borrowing rate.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased 17.2% and 15.7%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, due to the increase in total interest charges.

Financial Condition

The principal changes in our financial condition from December 31, 2022 to June 30, 2023, were caused by increases in revolving credit facility; fuel, materials, and supplies; other liabilities; and regulatory assets; substantially offset by decreases in accounts payable, deferred energy, and regulatory liabilities.

•
Revolving credit facility increased $83.0 million due to outstanding borrowings under this facility to fund short-term working capital needs.
•
Fuel, materials, and supplies increased $47.4 million primarily due to the $20.8 million increase in coal inventory, the $10.6 million increase in renewable energy credits inventory, the $8.2 million increase in CO2 allowance inventory, and the $5.6 million increase in diesel fuel inventory.
•
Other liabilities increased $25.3 million primarily due to the decrease in the fair value of our natural gas hedges.
•
Regulatory assets increased $24.8 million primarily due to the increase in the regulatory asset related to derivatives partially offset by the decrease in the regulatory asset related to the PJM capacity performance event. The regulatory asset related to derivatives increased $42.4 million due to the decrease in the fair value of our derivative instruments. As of December 31, 2022, we had a regulatory liability related to derivatives of $48.7 million, and as of June 30, 2023, we had a regulatory asset related to derivatives of $42.4 million. The regulatory asset related to the PJM capacity performance event decreased $16.1 million due to the collection of capacity performance bonus payments. For further discussion on the PJM capacity performance event, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Winter Storm Elliott” in Item 7 in our 2022 Annual Report on Form 10-K.
•
Accounts payable decreased $106.5 million primarily due to the decrease in purchased power and natural gas payables.
•
Deferred energy decreased $47.7 million due to the over-collection of our energy costs in 2023.
•
Regulatory liabilities decreased $30.9 million primarily due to the regulatory liability related to derivatives partially offset by the change in the unrealized gain on the North Anna nuclear decommissioning fund.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first six months of 2023, our operating activities used cash flows of $58.7 million and during the first six months of 2022 provided cash flows of $44.9 million.

Revolving Credit Facility

We maintain a $400 million revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Commitments under this syndicated credit agreement extend through February 28, 2025. The agreement was amended in June 2023 to replace LIBOR with SOFR as the benchmark index for calculating interest payable on borrowings under the agreement. As of June 30, 2023 and December 31, 2022, we had outstanding under this facility $133.0 million and $50.0 million in borrowings, respectively. As of June 30, 2023 and December 31, 2022, we had a $0.5 million letter of credit outstanding under this facility.

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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of June 30, 2023, had a balance of $246.3 million. Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, decommissioning trust obligations, and our contingent obligations as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2023.

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

ITEM 1A. RISK FACTORS

Our member distribution cooperatives serve a variety of major industries, including data centers. Both the number and size of data centers that are being considered for development and construction in the service territories of our member distribution cooperatives may increase substantially over the next several years, thereby materially increasing the aggregate power requirements of our member distribution cooperatives. Our need to serve the power requirements of these data centers, which could be thousands of megawatts over the next decade, has the potential to create several material risks.

We have a wholesale power contract with each of our member distribution cooperatives that obligates us to sell and deliver to the member distribution cooperative, and obligates that member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with limited exceptions, to the extent that we have the power and facilities available to do so. The rates we charge our member distribution cooperatives are regulated by FERC and FERC has granted us authority to charge our member distribution cooperatives utilizing a formula rate and market-based rates. In accordance with our wholesale power contracts with our member distribution cooperatives, we sell power to them utilizing a formula rate. An exception in the formula rate allows our member distribution cooperatives to elect to utilize market-based rates for new and expanding loads that meet certain criteria. While the energy required to serve the power requirements of data centers would be supplied by resources subject to dispatch by PJM, we would be financially responsible to PJM for the payment of purchases of energy, capacity, and other ancillary services associated with these requirements.

The increased power purchases arising from new data centers in our member distribution cooperatives’ service territories likely would increase the collateral we are required to post with PJM. These collateral requirements could result in the need to provide an increased amount of credit support in the form of cash or standby letters of credit within a short amount of time based on market conditions. Our ability to access additional credit may be limited and our liquidity may be materially impacted in these circumstances. Constraints on our collateral resources could cause it to become more expensive for us to do business with others or risk a potential downgrade by a rating agency that could increase future borrowing costs.

These adverse consequences also could arise if a data center fails to pay its power bill to one of our member distribution cooperatives. Any security provided by a data center may not be sufficient to permit our member distribution cooperative to meet its payment obligations under the wholesale power contract. Depending on the amount of the non-payment, our member distribution cooperative may find it difficult to meet its financial obligations to us and others in a timely manner. As a result, we could be subject to rating downgrades, increased collateral requirements, and liquidity impairments for this reason as well.

State laws relating to the provision of electric services to large commercial customers may result in other utilities supplying the power requirements of these new data centers, even if our member distribution cooperatives provide other distribution services to them. Under Virginia law, our member distribution cooperatives generally are the default providers of power to customers in their respective certificated service territories, but an exception exists for some large retail customers to select their power supplier. This exception may apply to the new data centers being considered in Virginia. Delaware and Maryland grant all retail customers the right to choose their power supplier. In all cases, the retail customer controls the exercise of the right to obtain power supply from a non-incumbent power supplier, with some limitations.

We continue to evaluate the potential impacts of the development, construction and operation of new data centers in our member distribution cooperatives’ service territories and will continue to evaluate potential mitigants to these risks.

Still, we cannot predict whether the data centers under consideration will ever commence operations, the size of the power requirements of those that do become operational, whether they will seek to be served by a power supplier other than our member distribution cooperatives, and their ability or willingness to pay their financial obligations in a timely manner. For these and other reasons, there can be no assurance that these developments will not have a material adverse effect on our business, results of operations, financial condition, or cash flows.

In addition to the above risk and other information set forth in this report, carefully consider the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2022 Annual Report on Form 10-K, which could affect our business, results of operations, financial condition, and cash flows. There are other risks and uncertainties that may also impair our business operations. These risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition, and cash flows.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1 in our 2022 Annual Report on Form 10-K.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 8, 2023	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)