Form 10-Q
period 2023-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2023-11-07
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,562,798	$2,549,435
Less accumulated depreciation	(1,164,746)	(1,116,531)
Net Property, plant, and equipment	1,398,052	1,432,904
Nuclear fuel, at amortized cost	11,278	19,155
Construction work in progress	78,449	56,075
Net Electric Plant	1,487,779	1,508,134
Investments:
Nuclear decommissioning trust	236,771	225,263
Unrestricted investments and other	2,539	2,437
Total Investments	239,310	227,700
Current Assets:
Cash and cash equivalents	77,175	15,213
Accounts receivable	19,489	36,573
Accounts receivable–members	98,528	111,838
Fuel, materials, and supplies	131,875	100,964
Deferred energy	—	83,836
Prepayments and other	14,098	19,391
Total Current Assets	341,165	367,815
Deferred Charges and Other Assets:
Regulatory assets	49,076	37,249
Other assets	49,076	64,081
Total Deferred Charges and Other Assets	98,152	101,330
Total Assets	$2,166,406	$2,204,979
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$485,613	$476,082
Non-controlling interest	6,538	6,296
Total Patronage capital and Non-controlling interest	492,151	482,378
Long-term debt	972,483	972,167
Revolving credit facility	90,000	50,000
Total Long-term debt and Revolving credit facility	1,062,483	1,022,167
Total Capitalization	1,554,634	1,504,545
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	83,615	167,601
Accounts payable–members	102,120	108,729
Accrued expenses	21,502	5,967
Deferred energy	2,721	—
Total Current Liabilities	258,999	331,338
Deferred Credits and Other Liabilities:
Asset retirement obligations	195,227	190,670
Regulatory liabilities	119,876	161,953
Other liabilities	37,670	16,473
Total Deferred Credits and Other Liabilities	352,773	369,096
Total Capitalization and Liabilities	$2,166,406	$2,204,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating Revenues	$294,561	$297,562	$824,614	$724,396
Operating Expenses:
Fuel	47,502	59,436	148,335	131,088
Purchased power	89,222	139,655	246,492	339,980
Transmission	44,442	40,131	129,030	110,208
Deferred energy	38,865	(12,370)	86,557	(61,206)
Operations and maintenance	25,709	23,530	67,196	65,861
Administrative and general	10,879	10,892	32,121	31,607
Depreciation and amortization	17,439	17,295	52,104	51,906
Amortization of regulatory asset/(liability), net	634	(839)	1,121	(1,273)
Accretion of asset retirement obligations	1,520	1,469	4,557	4,404
Taxes, other than income taxes	2,244	2,168	6,837	6,765
Total Operating Expenses	278,456	281,367	774,350	679,340
Operating Margin	16,105	16,195	50,264	45,056
Other income (expense), net	7	(25)	(200)	2,003
Investment income	2,530	944	6,437	2,708
Interest charges, net	(15,426)	(14,009)	(46,634)	(40,963)
Income taxes	(15)	(54)	(94)	(103)
Net Margin including Non-controlling interest	3,201	3,051	9,773	8,701
Non-controlling interest	(45)	(185)	(242)	(325)
Net Margin attributable to ODEC	3,156	2,866	9,531	8,376
Patronage Capital - Beginning of Period	482,457	470,287	476,082	464,777
Patronage Capital - End of Period	$485,613	$473,153	$485,613	$473,153

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$9,773	$8,701
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	52,104	51,906
Other non-cash charges	12,750	12,118
Change in current assets	4,776	(41,193)
Change in deferred energy	86,557	(61,206)
Change in current liabilities	(79,003)	24,602
Change in regulatory assets and liabilities	(61,337)	84,884
Change in deferred charges and other assets and deferred credits and other liabilities	36,192	(51,759)
Net Cash Provided by Operating Activities	61,812	28,053
Investing Activities:
Purchases of held to maturity securities	—	(80,012)
Increase in other investments	(4,167)	(2,030)
Electric plant additions	(35,683)	(24,587)
Net Cash Used for Investing Activities	(39,850)	(106,629)
Financing Activities:
Draws on revolving credit facility	318,000	20,000
Repayments on revolving credit facility	(278,000)	(20,000)
Net Cash Provided by Financing Activities	40,000	—
Net Change in Cash and Cash Equivalents	61,962	(78,576)
Cash and Cash Equivalents - Beginning of Period	15,213	107,852
Cash and Cash Equivalents - End of Period	$77,175	$29,276

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2023, our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The consolidated results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $6.5 million and $12.7 million as of September 30, 2023 and December 31, 2022, respectively. TEC's assets are utilized to settle TEC's liabilities. The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

We are a not-for-profit wholesale power supply cooperative, incorporated under the laws of the Commonwealth of Virginia in 1948 and currently are exempt from federal income taxation under IRC Section 501(c)(12). In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis. We maintained our tax-exempt status as of September 30, 2023.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$72,564	$72,564	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	164,207	—	—	—
Unrestricted investments and other (3)	381	—	381	—
Derivatives - gas and power (4)	2,657	—	2,657	—
Total financial assets	$239,809	$72,564	$3,038	$—

Derivatives - gas and power (4)	$35,190	$24,157	$6,359	$4,674
Total financial liabilities	$35,190	$24,157	$6,359	$4,674

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$73,945	$73,945	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	151,318	—	—	—
Unrestricted investments and other (3)	279	—	279	—
Derivatives - gas and power (4)	59,902	27,839	20,773	11,290
Total financial assets	$285,444	$101,784	$21,052	$11,290

Derivatives - gas and power (4)	$8,721	$—	$8,721	$—
Total financial liabilities	$8,721	$—	$8,721	$—

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of September 30,	As of December 31,
Commodity	Unit of Measure	2023	2022
Natural gas	MMBTU	112,840,000	91,770,000
Purchased power - financial transmission rights	MWh	11,224,650	8,450,239

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of September 30,	As of December 31,
	Balance Sheet Location	2023	2022
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$2,657	$48,612
Financial transmission rights	Other assets	—	11,290
Total Derivatives in an asset position		$2,657	$59,902

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$30,516	$8,721
Financial transmission rights	Other liabilities	4,674	—
Total Derivatives in a liability position		$35,190	$8,721

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine Months Ended September 30, 2023 and 2022

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified from
	(Loss) Recognized		Gain (Loss)	Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Nine Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	September 30,		into Income	September 30,		September 30,
	2023	2022		2023	2022	2023	2022
	(in thousands)			(in thousands)
Natural gas futures contracts	$(29,360)	$115,535	Fuel	$(14,351)	$49,789	$(56,488)	$103,419
Purchased power	(4,674)	18,293	Purchased power	5,188	9,408	(12,287)	15,236
Total	$(34,034)	$133,828		$(9,163)	$59,197	$(68,775)	$118,655

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

4.
Investments

Investments were as follows as of September 30, 2023 and December 31, 2022:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
September 30, 2023
Nuclear decommissioning trust (1)
Debt securities	$89,079	$—	$(16,607)	$72,472	$72,472
Equity securities	95,811	75,575	(7,179)	164,207	164,207
Cash and other	92	—	—	92	92
Total Nuclear decommissioning trust	$184,982	$75,575	$(23,786)	$236,771	$236,771

Other
Equity securities	$330	$51	$—	$381	$381
Non-marketable equity investments	2,158	2,308	—	4,466	2,158
Total Other	$2,488	$2,359	$—	$4,847	$2,539
					$239,310
December 31, 2022
Nuclear decommissioning trust (1)
Debt securities	$86,770	$—	$(13,083)	$73,687	$73,687
Equity securities	93,878	64,139	(6,699)	151,318	151,318
Cash and other	258	—	—	258	258
Total Nuclear decommissioning trust	$180,906	$64,139	$(19,782)	$225,263	$225,263

Other
Equity securities	$238	$41	$—	$279	$279
Non-marketable equity investments	2,158	2,182	—	4,340	2,158
Total Other	$2,396	$2,223	$—	$4,619	$2,437
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

Contractual maturities of debt securities as of September 30, 2023, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$72,472	$—	$72,472
Total	$—	$—	$72,472	$—	$72,472

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.
Other

Revolving Credit Facility

We maintain a $400 million revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Commitments under this syndicated credit agreement extend through February 28, 2025. The agreement was amended in June 2023 to replace LIBOR with SOFR as the benchmark index for calculating interest payable on borrowings under the agreement. As of September 30, 2023 and December 31, 2022, we had outstanding under this facility $90.0 million and $50.0 million in borrowings, respectively. As of September 30, 2023 and December 31, 2022, we had a $0.5 million letter of credit outstanding under this facility.

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

Our operating revenues for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$155,828	$171,014	$437,988	$377,656
Renewable energy credits	96	90	269	181
Demand revenues	110,922	102,501	323,566	301,484
Total Formula rate revenues	266,846	273,605	761,823	679,321
Market-based rates:
Energy revenues	5,006	—	12,881	—
Demand revenues	750	—	1,850	—
Total Market-based rates revenues	5,756	—	14,731	—

Total Member distribution cooperatives revenues	272,602	273,605	776,554	679,321

Non-members:
Energy revenues (1)	2,764	11,977	26,216	33,095
Renewable energy credits	19,195	11,980	21,844	11,980
Total Non-members revenues	21,959	23,957	48,060	45,075

Total Operating revenues	$294,561	$297,562	$824,614	$724,396

(1)
Includes TEC sales to non-members from second quarter 2022 through first quarter 2023. TEC’s sales to non-members were $8.9 million for the nine months ended September 30, 2023. TEC's sales to non-members were $11.3 million and $20.2 million for the three and nine months ended September 30, 2022, respectively.

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

Critical Accounting Policies

As of September 30, 2023, there have been no significant changes in our critical accounting policies as disclosed in our 2022 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, were primarily impacted by the changes to our total energy rate charged to our member distribution cooperatives - formula rate, the over-collection of energy costs, the decrease in purchased power expense, and changes in fuel expense.

•
Total revenues from sales to our member distribution cooperatives were relatively flat for the three months ended September 30, 2023. Total revenues from sales to our member distribution cooperatives increased 14.3% for the nine months ended September 30, 2023, primarily due to the increase in formula rate energy revenues. Formula rate energy revenues increased primarily due to the increases implemented to our total energy rate in May and July of 2022, partially offset by the decreases to our total energy rate in 2023, and the 6.0% decrease in energy sales in MWh to our member distribution cooperatives - formula rate. The weather in 2023 was milder as compared to 2022 and contributed to the decrease in energy sales in MWh.

•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, increased $51.2 million and $147.8 million, respectively, as a result of changes implemented to our total energy rate. For the three and nine months ended September 30, 2023, we over-collected $38.9 million and $86.6 million, respectively. For the three and nine months ended September 30, 2022, we under-collected $12.4 million and $61.2 million, respectively. Our deferred energy balance was an over-collection of $2.7 million at September 30, 2023 and an under-collection of $83.8 million at December 31, 2022.
•
Purchased power expense, which includes the cost of purchased energy and capacity, decreased 36.1% and 27.5%, respectively, primarily due to the decrease in purchased energy costs. Purchased energy costs decreased 37.4% for the three months ended September 30, 2023, due to the 52.0% decrease in the average cost of purchased energy, partially offset by the 30.5% increase in the volume of purchased energy. Purchased energy costs decreased 27.7% for the nine months ended September 30, 2023, due to the 30.3% decrease in the average cost of purchased energy, slightly offset by the 3.7% increase in the volume of purchased energy.
•
Fuel expense decreased 20.1% for the three months ended September 30, 2023, due to the 12.4% decrease in the average cost of fuel and the 8.8% decrease in generation from our owned facilities. The average cost of fuel includes realized losses on our natural gas futures contracts of $14.4 million in 2023 and realized gains on our natural gas futures contracts of $49.8 million in 2022. Fuel expense increased 13.2% for the nine months ended September 30, 2023, due to the 9.4% increase in the average cost of fuel and the 3.5% increase in generation from our owned facilities. The average cost of fuel includes realized losses on our natural gas futures contracts of $56.5 million in 2023 and realized gains on our natural gas futures contracts of $103.4 million in 2022.

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

As detailed in the table below, we utilized Margin Stabilization to increase revenues for the three months ended September 30, 2023, and to reduce revenues for the nine months ended September 30, 2023, and for the three and nine months ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Margin Stabilization adjustment	$(1,844)	$672	$2,293	$8,027

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

The heating and cooling degree days for the three and nine months ended September 30, 2023, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Heating degree days	—	—	—%	1,610	2,248	(28.4)%
Cooling degree days	928	957	(3.0)	1,062	1,326	(19.9)

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(in MWh and percentages)
Generated:
Wildcat Point	1,305,708	37.6%	1,481,533	45.0%	3,466,453	35.5%	3,172,130	33.6%
North Anna	423,993	12.2	360,280	10.9	1,405,412	14.4	1,227,745	13.0
Clover	63,310	1.8	87,677	2.7	98,799	1.0	258,165	2.7
Louisa	61,687	1.8	67,552	2.1	152,266	1.6	163,970	1.8
Marsh Run	57,890	1.7	100,398	3.0	128,856	1.3	253,832	2.7
Distributed Generation	1,302	—	1,041	—	2,355	0.0	1,674	—
Total Generated	1,913,890	55.1	2,098,481	63.7	5,254,141	53.8	5,077,516	53.8
Purchased:
Other than renewable:
Long-term and short-term	766,071	22.1	530,997	16.1	2,652,358	27.1	1,920,946	20.4
Spot market	682,471	19.6	554,367	16.8	1,368,560	14.0	1,922,929	20.4
Total Other than renewable	1,448,542	41.7	1,085,364	32.9	4,020,918	41.1	3,843,875	40.8
Renewable (1)	111,450	3.2	110,268	3.4	498,142	5.1	512,081	5.4
Total Purchased	1,559,992	44.9	1,195,632	36.3	4,519,060	46.2	4,355,956	46.2
Total Available Energy	3,473,882	100.0%	3,294,113	100.0%	9,773,201	100.0%	9,433,472	100.0%

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

Operational Availability

The operational availability of our owned generating resources for the three and nine months ended September 30, 2023 and 2022, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Wildcat Point	99.2%	98.4%	91.6%	90.3%
North Anna	87.7	75.1	95.8	84.6
Clover	93.2	97.4	70.9	74.3
Louisa	99.9	100.0	98.6	95.8
Marsh Run	99.8	99.9	94.5	98.3

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and nine months ended September 30, 2023 and 2022, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Wildcat Point	60.4%	68.6%	54.0%	49.4%
North Anna	87.5	74.3	97.7	85.4
Clover	6.9	9.6	3.6	9.3

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$266,846	$273,605	$761,823	$679,321
Market-based rates	5,756	—	14,731	—
Total Member distribution cooperatives	272,602	273,605	776,554	679,321

Non-members (1)	21,959	23,957	48,060	45,075
Total Operating revenues	$294,561	$297,562	$824,614	$724,396

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,178,754	3,119,017	8,400,761	8,937,698
Member distribution cooperatives - market-based rates	138,839	—	368,720	—
Non-members	124,356	157,172	932,951	444,291
Total Energy sales	3,441,949	3,276,189	9,702,432	9,381,989
(1)
Includes TEC sales to non-members from second quarter 2022 through first quarter 2023. TEC's sales to non-members were $8.9 million for the nine months ended September 30, 2023. TEC's sales to non-members were $11.3 million and $20.2 million for the three and nine months ended September 30, 2022, respectively.

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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$155,828	$171,014	$437,988	$377,656
Renewable energy credits	96	90	269	181
Demand revenues	110,922	102,501	323,566	301,484
Total Formula rate revenues	$266,846	$273,605	$761,823	$679,321

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,178,754	3,119,017	8,400,761	8,937,698

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$49.02	$54.83	$52.14	$42.25
Formula rate total cost	$83.95	$87.72	$90.68	$76.01

For the three months ended September 30, 2023, total formula rate revenues decreased $6.8 million, or 2.5%, as compared to the same period in 2022. Formula rate energy revenues decreased $15.2 million, or 8.9%, due to the changes in our total energy rate. The decrease was slightly offset by the 1.9% increase in energy sales in MWh to our member distribution cooperatives - formula rate. Formula rate demand revenues increased $8.4 million, or 8.2%, primarily due to changes in PJM charges for network transmission services.

For the nine months ended September 30, 2023, total formula rate revenues increased $82.5 million, or 12.1%, as compared to the same period in 2022. Formula rate energy revenues increased $60.3 million, or 16.0%, due to the changes in our total energy rate. The increase was partially offset by the 6.0% decrease in energy sales in MWh to our member distribution cooperatives - formula rate. Formula rate demand revenues increased $22.1 million, or 7.3%, primarily due to changes in PJM charges for network transmission services.

The following table summarizes the changes to our total energy rate since 2022, which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2022	20.3
May 1, 2022	6.7
July 1, 2022	47.7
January 1, 2023	(1.5)
August 1, 2023	(14.8)

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Member distribution cooperatives:	(in thousands)
Market-based rates:
Energy revenues	$5,006	$—	$12,881	$—
Demand revenues	750	—	1,850	—
Total Market-based rates revenues	$5,756	$—	$14,731	$—

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	138,839	—	368,720	—

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Fuel	$47,502	$59,436	$148,335	$131,088
Purchased power	89,222	139,655	246,492	339,980
Transmission	44,442	40,131	129,030	110,208
Deferred energy	38,865	(12,370)	86,557	(61,206)
Operations and maintenance	25,709	23,530	67,196	65,861
Administrative and general	10,879	10,892	32,121	31,607
Depreciation and amortization	17,439	17,295	52,104	51,906
Amortization of regulatory asset/(liability), net	634	(839)	1,121	(1,273)
Accretion of asset retirement obligations	1,520	1,469	4,557	4,404
Taxes, other than income taxes	2,244	2,168	6,837	6,765
Total operating expenses	$278,456	$281,367	$774,350	$679,340

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

Total operating expenses decreased $2.9 million, or 1.0%, for the three months ended September 30, 2023, and increased $95.0 million, or 14.0%, for the nine months ended September 30, 2023, as compared to the same periods in 2022. Operating expenses decreased for the three months ended September 30, 2023, primarily as a result of the decrease in purchased power expense and fuel expense, substantially offset by the increase in deferred energy expense. Operating expenses for the nine months ended September 30, 2023, increased primarily as a result of the increase in deferred energy expense and fuel expense, partially offset by the decrease in purchased power expense.

•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, increased $51.2 million and $147.8 million, respectively, as a result of changes implemented to our total energy rate. For the three and nine months ended September 30, 2023, we over-collected $38.9 million and $86.6 million, respectively. For the three and nine months ended September 30, 2022, we under-collected $12.4 million and $61.2 million, respectively. For further discussion on deferred energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Energy” in Item 7 in our 2022 Annual Report on Form 10-K.
•
Purchased power expense, which includes the cost of purchased energy and capacity, decreased $50.4 million, or 36.1%, and $93.5 million, or 27.5%, for the three and nine months ended September 30, 2023, respectively, primarily due to the decrease in purchased energy costs. Purchased energy costs decreased $51.2 million, or 37.4%, for the three months ended September 30, 2023, due to the 52.0% decrease in the average cost of purchased energy, partially offset by the 30.5% increase in the volume of purchased energy. Purchased energy costs decreased $90.9 million, or 27.7%, for the nine months ended September 30, 2023, due to the 30.3% decrease in the average cost of purchased energy, slightly offset by the 3.7% increase in the volume of purchased energy.
•
Fuel expense decreased $11.9 million, or 20.1%, for the three months ended September 30, 2023, due to the 12.4% decrease in the average cost of fuel and the 8.8% decrease in generation from our owned facilities. The average cost of fuel includes realized losses on our natural gas futures contracts of $14.4 million in 2023 and realized gains on our natural gas futures contracts of $49.8 million in 2022. Fuel expense increased $17.2 million, or 13.2%, for the nine months ended September 30, 2023, due to the 9.4% increase in the average cost of fuel and the 3.5% increase in generation from our owned facilities. The average cost of fuel includes realized losses on our natural gas futures contracts of $56.5 million in 2023 and realized gains on our natural gas futures contracts of $103.4 million in 2022.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances. The major components of interest charges, net for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Interest on long-term debt	$(12,311)	$(13,347)	$(36,919)	$(40,028)
Interest on revolving credit facility	(1,806)	(84)	(5,680)	(265)
Other interest	(1,661)	(895)	(5,054)	(1,584)
Total interest charges	(15,778)	(14,326)	(47,653)	(41,877)
Allowance for borrowed funds used during construction	352	317	1,019	914
Interest charges, net	$(15,426)	$(14,009)	$(46,634)	$(40,963)

Interest on revolving credit facility increased $1.7 million and $5.4 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, due to the increase in borrowings under this facility. Other interest increased $0.8 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, primarily due to interest paid on prepayment balances. We maintain a program which allows our member distribution cooperatives to prepay their monthly power bills. Under this program, we pay interest on prepayment balances at a blended investment and short-term borrowing rate.

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased 10.1% and 13.8%, for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, due to the increase in total interest charges.

Financial Condition

The principal changes in our financial condition from December 31, 2022 to September 30, 2023, were caused by changes in deferred energy, decreases in accounts payable and regulatory liabilities, and increases in revolving credit facility; fuel, materials, and supplies; and other liabilities.

•
Deferred energy changed $86.6 million due to the over-collection of our energy costs in 2023. Our deferred energy balance was an over-collection of $2.7 million at September 30, 2023 and an under-collection of $83.8 million at December 31, 2022.
•
Accounts payable decreased $84.0 million primarily due to the decrease in purchased power and natural gas payables.
•
Regulatory liabilities decreased $42.1 million primarily due to the regulatory liability related to derivatives partially offset by the change in the unrealized gain on the North Anna nuclear decommissioning fund.
•
Revolving credit facility increased $40.0 million due to outstanding borrowings under this facility to fund short-term working capital needs.
•
Fuel, materials, and supplies increased $30.9 million primarily due to the $23.8 million increase in coal inventory and the $5.6 million increase in diesel fuel inventory.
•
Other liabilities increased $21.2 million primarily due to the decrease in the fair value of our natural gas hedges.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first nine months of 2023 and 2022, our operating activities provided cash flows of $61.8 million and $28.1 million, respectively.

Revolving Credit Facility

We maintain a $400 million revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Commitments under this syndicated credit agreement extend through February 28, 2025. The agreement was amended in June 2023 to replace LIBOR with SOFR as the benchmark index for calculating interest payable on borrowings under the agreement. As of September 30, 2023 and December 31, 2022, we had outstanding under this facility $90.0 million and $50.0 million in borrowings, respectively. As of September 30, 2023 and December 31, 2022, we had a $0.5 million letter of credit outstanding under this facility.

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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of September 30, 2023, had a balance of $236.8 million. Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, decommissioning trust obligations, and our contingent obligations as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2023.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including the Interim President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Interim President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner. We have established a Disclosure Assessment Committee comprised of members of our senior and middle management to assist in this evaluation.

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1 in our 2022 Annual Report on Form 10-K.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 7, 2023	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)