Form 10-K
period 2023-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2024-03-12
CIK 885568

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2023 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
ACE	Affordable Clean Energy rule
ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
ARO	Asset retirement obligation
ASU	Accounting Standards Update
CAA	Clean Air Act
CCR	Coal combustion residual(s)
CEC	Choptank Electric Cooperative, Inc.
CEO	Chief Executive Officer
CFC	National Rural Utilities Cooperative Finance Corporation
CFO	Chief Financial Officer
CLO	Chief Legal Officer
Clover	Clover Power Station
CO2	Carbon dioxide
COO	Chief Operating Officer
CSAPR	Cross-State Air Pollution Rule
DEC	Delaware Electric Cooperative, Inc.
DPSC	Delaware Public Service Commission
DOE	United States Department of Energy
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gases
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
IT	Information technology
IRC	Internal Revenue Code of 1986, as amended
Louisa	Louisa Power Station
Marsh Run	Marsh Run Power Station
MMBTU	One Million British Thermal Units
Moody’s	Moody’s Investors Service
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
NEO	Named executive officer(s)
NERC	North American Electric Reliability Corporation
North Anna	North Anna Nuclear Power Station

NOVEC	Northern Virginia Electric Cooperative
NOx	Nitrogen oxide
NRC	United States Nuclear Regulatory Commission
NRECA	National Rural Electric Cooperative Association
NYMEX	New York Mercantile Exchange
ODEC, We, Our, Us PAI	Old Dominion Electric Cooperative Performance Assessment Interval
PCAOB	Public Company Accounting Oversight Board
PJM	PJM Interconnection, LLC
PPA	Pension Protection Act

Abbreviation or Acronym	Definition
REC	Rappahannock Electric Cooperative
RGGI	Regional Greenhouse Gas Initiative
RPM	Reliability Pricing Model
RPS	Renewable portfolio standards
RTO	Regional transmission organization
RUS	United States Department of Agriculture Rural Utilities Service
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s Financial Services LLC
SEPA	Southeastern Power Administration
SO2	Sulfur dioxide
SVEC	Shenandoah Valley Electric Cooperative
TEC	TEC Trading, Inc.
VAPCB	Virginia Air Pollution Control Board
Virginia Power	Virginia Electric and Power Company
VSCC	Virginia State Corporation Commission
Wildcat Point	Wildcat Point Generation Facility
XBRL	Extensible Business Reporting Language

PART I

ITEM 1. BUSINESS

OVERVIEW

Old Dominion Electric Cooperative was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit wholesale power supply cooperative. We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. We serve their power requirements pursuant to long-term, all-requirements wholesale power contracts. Through our member distribution cooperatives, we served approximately 630,000 retail electric customers (meters), representing a total population of approximately 1.5 million people in 2023.

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

We are a not-for-profit electric cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12). See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Taxable Status” in Item 7. We maintain a website at www.odec.com. Information contained on our website is not incorporated by reference into and should not be considered to be part of this annual report on Form 10-K.

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

Revenues from our member distribution cooperatives and the percentage each contributed to total revenues from sales to our member distribution cooperatives in 2023 were as follows:

Member Distribution Cooperatives	Revenues
	(in millions)
Rappahannock Electric Cooperative	$312.4	30.5%
Shenandoah Valley Electric Cooperative	192.1	18.8
Delaware Electric Cooperative, Inc.	148.1	14.5
Choptank Electric Cooperative, Inc.	95.7	9.3
Southside Electric Cooperative	74.5	7.3
Mecklenburg Electric Cooperative	71.0	6.9
A&N Electric Cooperative	56.7	5.5
Prince George Electric Cooperative	27.0	2.6
Northern Neck Electric Cooperative	21.7	2.1
Community Electric Cooperative	13.9	1.4
BARC Electric Cooperative	11.2	1.1
Total	$1,024.3	100.0%

In 2023, no individual customer of our member distribution cooperatives constituted more than 3.0% of our revenues from our member distribution cooperatives.

Service Territories and Customers

The territories served by our member distribution cooperatives cover large portions of Virginia, Delaware, and Maryland. These service territories range from the extended suburbs of Washington, D.C. to the North Carolina border and from the Atlantic shores of Virginia, Delaware, and Maryland to the Appalachian Mountains.

Our member distribution cooperatives’ service territories encompass primarily rural, suburban, and recreational areas. Our member distribution cooperatives’ customers’ requirements for capacity and energy generally are seasonal and increase in winter and summer as home heating and cooling needs increase and then decline in the spring and fall as the weather becomes milder. Our member distribution cooperatives also serve major industries which include manufacturing, poultry, telecommunications and data centers, agriculture, forestry and wood products, health care, and recreation. There is increasing interest by entities with facilities with substantial load requirements, primarily data centers, to locate those facilities in the service territories of our member distribution cooperatives, which may result in increased customer concentration. See “Risk Factors” in Item 1A.

Our member distribution cooperatives’ sales of energy in 2023 totaled approximately 12,500,000 MWh. These sales were divided by customer class as follows:

Percentage of Customers (Meters)
90.0%
9.2%
0.8%
Residential
Commercial and industrial
Other

From 2018 through 2023, our eleven member distribution cooperatives experienced a compound annual growth rate of 1.6% in the number of customers (meters) and energy sales measured in MWh were relatively flat.

Our eleven member distribution cooperatives’ average number of customers per mile of energized line is approximately ten customers per mile. The average service density for all electric distribution cooperatives in the United States is approximately eight customers per mile.

The laws of each state grant utilities, including our member distribution cooperatives, the exclusive right to provide transmission and distribution (including metering and billing) services and to be the default providers of power to their customers in service territories certified by their respective state public service commissions. Delaware and Maryland each currently grant all retail customers the right to choose their power supplier. Virginia currently grants some large retail customers the right to choose their power suppliers and then only in very limited circumstances. See “Regulation of Member Distribution Cooperatives” and “Competition” below, and “Risk Factors” in Item 1A.

Wholesale Power Contracts

Our financial relationships with our member distribution cooperatives are based primarily on our contractual arrangements for the supply of power and related transmission and ancillary services. These arrangements are set forth in our wholesale power contracts with our member distribution cooperatives that are effective until January 1, 2054, and beyond this date unless either party gives the other at least three years notice of termination. The wholesale power contracts are all-requirements contracts. Each contract obligates us to sell and deliver to a member distribution cooperative, and obligates that member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with some exceptions, to the extent that we have the power and facilities available to do so.

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration. Purchases under this exception constituted less than 2% of our member distribution cooperatives’ total energy requirements in 2023.

There are two additional exceptions to the all-requirements nature of our wholesale power contracts.

One exception permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from its owned generation or other suppliers. The member distribution cooperative may return this load with proper notice. If all of our member distribution cooperatives elected to fully utilize this exception, we estimate the current impact on our load requirements would be a reduction of approximately 182 MW of demand and associated energy. As of December 31, 2023, approximately 129 MW of demand and associated energy had been removed under this provision. In 2024, approximately 110 MW of this load will return to us. We do not anticipate that the current or potential full utilization of this exception or the return of all removed load by our member distribution cooperatives would have a material impact on our results of operations, financial condition, or cash flows.

The second exception permits a member distribution cooperative to purchase additional power from other suppliers following approval by our board of directors. In this case, if an opportunity is presented to a member distribution cooperative to purchase a component of its all-requirements service from another supplier in excess of the first exception described above, the member distribution cooperative must offer that opportunity to us. If we decline the opportunity or we are otherwise unable to agree on an acceptable contract with the supplier, then the member distribution cooperative may purchase that component of service from the other supplier, subject to our ability to eliminate other purchases and a determination by our board of directors that use of the exception will not materially adversely affect us or our other member distribution cooperatives. In January 2024, for the first time, an opportunity to purchase the power requirements to serve a potential future significantly larger load was presented to us, and we declined the opportunity.

Each member distribution cooperative is required to pay us monthly for the power we furnish under its wholesale power contract in accordance with our formula rate or under a market-based rate that a member distribution cooperative may elect in lieu of the formula rate for certain new and expanding loads. The formula rate, which has been filed with and accepted by FERC, is designed to recover our total cost of service and create a firm equity base. See “Regulation—Rate Regulation” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7.

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

Subject to compliance with its wholesale power contract with us, each of our Virginia member distribution cooperatives may enter into agreements with customers with substantially large load requirements and the terms of those agreements, and any related tariffs made part of the agreements, are subject to VSCC regulation. REC has petitioned the VSCC to approve its request to provide power to potential customers with substantially large load requirements through an affiliate of REC. See “Wholesale Power Contracts” above.

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

Competition

Delaware and Maryland each have laws unbundling the power component (also known as the generation component) of electric service to retail customers, while maintaining regulation of transmission and distribution services. All retail customers in Delaware, including customers of DEC, are currently permitted to purchase power from a registered supplier only after DEC approves the supplier’s ability to do business in its service territory. All retail customers in Maryland, including customers of CEC, are currently permitted to purchase power from the registered supplier of their choice. As of March 1, 2024, no retail customer of DEC or CEC had switched to an alternative power supplier.

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year. Retail choice is also available to any Virginia customer whose noncoincident peak demand exceeds 90 MW. Additionally, all Virginia retail customers may select an alternative power supplier that provides 100% renewable energy if their incumbent utility, such as one of our member distribution cooperatives, does not offer this same option. Currently, all of our Virginia member distribution cooperatives provide an option of 100% renewable energy. As of March 1, 2024, two retail customers of our Virginia member distribution cooperatives with a total load of approximately 13 MW have switched to an alternative power supplier.

Currently, we do not anticipate that any of these rights to retail choice of our member distribution cooperatives’ customers, individually or in the aggregate, will have a material impact on our results of operations, financial condition, or cash flows.

TEC

TEC is owned by our member distribution cooperatives and currently is our only Class B member. We have a power sales contract with TEC under which we may sell to TEC power that we do not need to meet the needs of our member distribution cooperatives. TEC then sells this power to the market under market-based rate authority granted by FERC. From the second quarter of 2022 through the first quarter of 2023, we sold excess power to TEC, and TEC had sales to third parties. In 2021, we had no sales to TEC and TEC had no sales to third parties. Additionally, we have a separate contract under which we may purchase natural gas from TEC; however, we have not purchased natural gas from TEC in recent years. TEC does not engage in speculative trading.

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

	Year Ended December 31,
	2023		2022		2021
	(in MWh and percentages)
Generated:
Wildcat Point	4,440,551	33.9%	3,943,281	31.3%	3,477,212	28.1%
North Anna	1,836,079	14.0	1,655,424	13.1	1,783,076	14.4
Clover	123,965	1.0	316,116	2.5	446,329	3.6
Louisa	244,805	1.9	241,838	1.9	487,008	4.0
Marsh Run	224,510	1.7	342,844	2.7	681,180	5.5
Distributed Generation	2,833	—	2,088	—	3,011	—
Total Generated	6,872,743	52.5	6,501,591	51.5	6,877,816	55.6
Purchased:
Other than renewable:
Long-term and short-term	3,631,994	27.7	2,507,109	19.9	2,270,431	18.3
Spot market	1,878,623	14.4	2,869,572	22.8	2,483,820	20.1
Total Other than renewable	5,510,617	42.1	5,376,681	42.7	4,754,251	38.4
Renewable (1)	709,980	5.4	732,633	5.8	737,039	6.0
Total Purchased	6,220,597	47.5	6,109,314	48.5	5,491,290	44.4
Total Available Energy	13,093,340	100.0%	12,610,905	100.0%	12,369,106	100.0%

(1)
Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

In 2023, our generating facilities satisfied approximately 89.3% of our weighted average PJM capacity obligation of approximately 2,829 MW. For a description of our generating facilities, see “Properties” in Item 2. In 2023, we satisfied the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts. See “PJM” below. The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. See “Power Purchase Contracts” below.

Our total available energy and total PJM capacity obligation resources by fuel type and purchase type for 2023 are detailed below:

Energy
42.1%
5.4%
37.5%
14.0%
1.0%
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

As part of our ongoing power supply planning process, on February 3, 2021, we announced a goal to achieve net zero CO2 emissions by 2050 and set an interim goal to reduce our carbon intensity (pounds of CO2 emitted per MWh) by 50% (from 2005 levels) by 2030. As of December 31, 2023, we have reduced our carbon intensity by approximately 50% from 2005 levels. In addition to including carbon emissions related to our owned generating facilities, we impute carbon emissions for our market purchases using the PJM system average emission rate. We do not impute carbon emissions for any renewable power purchases for which we do not retire the renewable energy credits. We will continue to evaluate and monitor industry practices with respect to the calculation of carbon intensity and we may adjust our calculations accordingly.

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

All of our member distribution cooperatives’ service territories are located in the PJM region. As a member of PJM, we are subject to the operations of PJM, and our generating facilities are under dispatch direction of PJM. We transmit power to our member distribution cooperatives through the transmission facilities subject to operational control of PJM, including a limited amount of transmission facilities we own. We have agreements with PJM that provide us with access to transmission facilities under PJM’s operational control as necessary to deliver energy to our member distribution cooperatives. See “Transmission” in Item 2.

PJM balances its members’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and directs the dispatch of available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. When the most economical generating facilities cannot be dispatched due to transmission constraints, PJM will direct the dispatch of more expensive generating facilities to meet the required power requirements. PJM members whose power requirements cause the redispatch are obligated to pay the additional costs to dispatch the more expensive generating facilities. These additional costs are commonly referred to as congestion costs. PJM conducts auctions of financial transmission rights for future periods to provide members an opportunity to hedge these congestion costs. PJM also utilizes reliability must run agreements to keep certain power plants operating past their planned retirement dates in order to mitigate reliability concerns. Typically, these facilities are requested to remain operational until transmission upgrades are completed and the costs they incur beyond the planned retirement date to operate these facilities are collected through PJM's transmission rates. For the years ending December 31, 2023 and 2022, we incurred $16.2 million and $11.0 million, respectively, related to reliability must run costs included in transmission expense. We did not have any such costs in 2021.

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

Renewables

We have power purchase contracts for approximately 300 MW from wind and solar facilities that are operational. We currently have approximately 30 MW of solar under contract that is projected to become operational between 2024 and

2025. Development of solar projects, including those for which we have currently contracted and may contract for in the future, are being impacted by delays and costs related to the regulatory approval and interconnection approval processes, and supply chain issues. These issues can lead to additional cost to us or potential termination of our power purchase agreements with those projects. See “Risk Factors” in Item 1A.

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

Coal

Virginia Power, as operating agent of Clover, has the sole authority and responsibility to procure coal for the facility. We are not a direct party to any of these procurement contracts and we do not control their terms or duration. As of December 31, 2023 and December 31, 2022, based on Clover running at full capacity, there was a 79-day and a 36-day supply of coal, respectively. The availability of coal can be impacted by the reduced production of coal, transportation issues, and exports of coal. See “Risk Factors” in Item 1A.

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

Our formula rate is intended to permit us to collect revenues, which, together with revenues from all other sources, including revenues collected under market-based rates, are equal to all of our costs and expenses, plus a targeted amount equal to 20% of our total interest charges, plus additional equity contributions as approved by our board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results—Formula Rate” in Item 7.

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

Environmental

We are subject to federal, state, and local laws and regulations, and permits designed to both protect human health and the environment and to regulate the emission, discharge, or release of pollutants into the environment. We believe that we are in material compliance with all current requirements of such environmental laws and regulations and permits. However, as with all electric utilities, the operation of our generating units could be affected by future changes in environmental laws and regulations. We continue to monitor activity related to changes in environmental laws and regulations, including new requirements that could apply to our operations. Capital expenditures and increased operating costs required to comply with any future regulations could be significant. See “Risk Factors” in Item 1A. Our capital expenditures for environmental improvements at our generating facilities were approximately $2.3 million and $22 thousand in 2023 and 2022, respectively.

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

•
Cross-State Air Pollution Rule (“CSAPR”)
o
This rule requires power plants to reduce SO2 and NOx emissions that contribute to ozone and fine particle pollution in downwind states.
o
Based upon published allocations/new source set-aside allowances for Virginia and Maryland, we currently anticipate that we will continue to be able to purchase NOx allowances and a limited number of SO2 allowances to maintain compliance under the CSAPR program for Wildcat Point, Clover, Louisa, and Marsh Run.
o
In April 2022, the EPA published a proposed rule that included revised CSAPR ozone season NOX allowances as well as emission rate limits for coal-fired units. The final rule was published in the Federal

Register on June 5, 2023, with an effective date of August 4, 2023; however, there were legal challenges from several states. We continue to follow this rulemaking and the potential impact on the operation of Clover.
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
•
Virginia joined RGGI in 2021 (see “Virginia Clean Economy Act” below). During 2022, the Virginia Department of Environmental Quality took steps to repeal the existing regulation and withdraw from RGGI. On August 30, 2023, the repeal became effective which removed Virginia from RGGI at the end of the 2023 reporting year. Legal challenges to the repeal were filed and we are continuing to monitor this process.
•
In accordance with Virginia's withdrawal from RGGI at the end of the 2023 reporting year, beginning January 1, 2024, we are only required to purchase RGGI CO2 allowances for each ton of CO2 emitted by Wildcat Point, which is located in Maryland.
•
We continue to project that there will be an adequate supply of CO2 allowances available for purchase through RGGI auctions or in the secondary market to support Wildcat Point. RGGI is in the process of conducting a periodic program review. The results of this review could mean substantial changes to the emissions caps or other program market aspects. We are continuing to monitor this process, as well as the future inclusion of other adjoining states, to determine any potential impacts on allowance procurement.

Virginia Clean Economy Act

•
Virginia joined RGGI in 2021 and established the RGGI program with an effective starting date of January 1, 2021. During 2022, the Virginia Department of Environmental Quality took steps to repeal the existing regulation and withdraw from RGGI. On August 30, 2023, the repeal became effective which removed Virginia from RGGI at the end of the 2023 reporting year. Legal challenges to the repeal were filed and we are continuing to monitor this process.
•
The act requires that the VAPCB establish rules by 2025 to reduce CO2 emissions from the electric generating sector between 2031 and 2050 and specifies that no emission allowances will be issued in 2050 or future years.
•
The act requires that substantially all investor-owned utility generating facilities that emit CO2 as a by-product of combustion close by December 31, 2045, including Clover, which we co-own with Virginia Power, an investor-owned utility. However, if the reliability or security of providing electric service to customers is threatened, a petition may be made by Virginia Power to the VSCC requesting relief from the closure requirement.
•
We will continue to be engaged in the implementation of the Virginia Clean Economy Act.

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

Future Regulation

New legislative and regulatory proposals are frequently introduced on both the federal and state levels that modify the environmental regulatory programs applicable to our facilities. Changing regulatory requirements can increase our capital and operating costs and adversely affect the ability to operate our existing facilities, as well as restrict the construction of new facilities.

We anticipate that the most material new regulations are likely to arise under the CAA. Pending regulatory proceedings could result in modifications to certain National Ambient Air Quality Standards, the effect of which can ultimately include stricter emissions requirements on new or existing facilities.

There also may be further developments relating to GHG emissions reporting, control, and facility permitting. The Clean Power Plan would have required states to implement specific plans to reduce CO2 emissions. That regulation was revoked and was replaced with ACE, which was vacated and remanded on January 19, 2021, by the United States Court of Appeals for the District of Columbia Circuit. The EPA has continued to work to further regulate GHGs from fossil-fired generating units, which could result in limitations on the operations of our generating facilities and/or adversely affect our results of operations, financial condition, or cash flows.

On May 23, 2023, the EPA proposed performance standards for both new and existing generating units for carbon emissions. The proposed standards, if finalized in their current form, would set limits for new gas-fired combustion turbines, existing coal, oil, and gas-fired steam generating units, and certain existing gas-fired combustion turbines. We are continuing to monitor this proposed standard.

The EPA also simultaneously proposed to repeal the ACE rule. The proposal received a substantial number of comments. Although the EPA has indicated that they intend to finalize the rule in 2024, litigation of the final rule is anticipated. ODEC will continue to follow this rulemaking as it relates to our generating facilities, particularly Clover.

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

Our workforce is composed of operational staff at our generating facilities and headquarters staff. We are not a party to any collective bargaining agreement. As of March 1, 2024, we had 136 employees, including 49 employees at our generating facilities and 87 employees at our headquarters office. The average tenure of our employees is eleven years.

ITEM 1A. RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating ODEC. These risk factors could affect our actual results and cause these results to differ materially from those expressed in any forward-looking statements of ODEC. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. We consider the risks listed below to be material, but you may view risks differently than we do and we may omit a risk that we consider immaterial but you consider important. An adverse outcome of any of the following risks could materially affect our business or financial condition. These risk factors should be read in conjunction with the other detailed information set forth elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including “Caution Regarding Forward-looking Statements,” in Item 7 and “Notes to Consolidated Financial Statements” in Item 8.

FINANCIAL, MARKET, AND ECONOMIC RISKS

Our financial condition is largely dependent upon our member distribution cooperatives.

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations to us under their wholesale power contracts. In 2023, 63.8% of our revenues from sales to our member distribution cooperatives were received from our three largest members, REC, SVEC, and DEC. The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formula rate or a market-based rate that a member distribution cooperative may elect in lieu of the formula rate for certain new and expanding loads. See “Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1 and “Factors Affecting Results—Formula Rate” in Item 7. Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval, with limited exceptions.

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

Changes occurring in our member distribution cooperatives' service territories and our member distribution cooperatives' response to these changes could erode their financial stability and negatively impact their creditworthiness. This in turn could impact ODEC's financial stability and creditworthiness.

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

In 2023, we purchased approximately 47.5% of our energy resources. These purchases consisted of a combination of purchases under physically-delivered forward contracts and purchases of energy in the spot market. Purchases of energy from other suppliers will continue in the future and could increase because of the addition of substantially larger loads and the risks associated with the operation of our generating facilities, including changes in their dispatch, shutdown, or breakdown or failure of equipment.

Substantially larger loads considered for development and construction in the service territories of our member distribution cooperatives could impact our financial condition and liquidity.

Our member distribution cooperatives serve a variety of major industries, including data centers that have large load requirements. Both the number and size of data centers that are being considered for development and construction in the service territories of our member distribution cooperatives may increase substantially over the next several years, thereby materially increasing the aggregate power requirements of our member distribution cooperatives. Our need to serve the power requirements of these data centers, which could be thousands of megawatts over the next decade, has the potential to create several material risks.

We have a wholesale power contract with each of our member distribution cooperatives that obligates us to sell and deliver to the member distribution cooperative, and obligates that member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with some exceptions, to the extent that we have the power and facilities available to do so. The rates we charge our member distribution cooperatives are regulated by FERC and FERC has granted us authority to charge our member distribution cooperatives utilizing a formula rate and market-based rates. In accordance with our wholesale power contracts with our member distribution cooperatives, we sell power to them utilizing a formula rate. An exception in the formula rate allows our member distribution cooperatives to elect to utilize market-based rates for new and expanding loads that meet certain criteria. While the energy required to serve the power requirements of data centers would be supplied by resources subject to dispatch by PJM, we would be financially responsible to PJM for the payment of purchases of energy, capacity, and other ancillary services associated with these requirements.

The increased power purchases related to new data centers in our member distribution cooperatives’ service territories likely would increase the collateral we are required to post with PJM. These collateral requirements could result in the need to provide an increased amount of credit support in the form of cash or standby letters of credit within a short amount of time based on market conditions. Our ability to access additional credit may be limited and our liquidity may be materially impacted in these circumstances. Constraints on our collateral resources could cause it to become more expensive for us to do business with others or risk a potential downgrade by a rating agency that could increase future borrowing costs.

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

State laws relating to the provision of electric services to large commercial customers may result in other utilities supplying the power requirements of these new data centers, even if our member distribution cooperatives provide other distribution services to them. Under Virginia law, our member distribution cooperatives generally are the default providers of power to customers in their respective certificated service territories, but an exception exists for some large retail customers to select their power supplier. This exception may apply to the new data centers being considered in Virginia. Delaware and Maryland grant all retail customers the right to choose their power supplier. In these cases, the retail customer controls the exercise of the right to obtain power supply from a non-incumbent power supplier, with some limitations.

We continue to evaluate the potential impacts of the development, construction, and operation of new data centers in our member distribution cooperatives’ service territories and will continue to evaluate potential mitigants to these risks. Still, we cannot predict whether the data centers under consideration will ever commence operations, the size of the power requirements of those that do become operational, whether they will seek to be served by a power supplier other than our member distribution cooperatives, and their ability or willingness to pay their financial obligations in a timely manner. For these and other reasons, there can be no assurance that these developments will not have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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

REGULATORY AND LEGISLATIVE RISKS

Our generating assets and costs to serve our load may be impacted by regulatory changes and risks in PJM.

PJM, an RTO regulated by FERC, coordinates and establishes policies for the generation, purchase, and sale of capacity and energy in the control areas of its members. We are a member of PJM and we participate in its energy, capacity, and transmission markets to serve our member distribution cooperatives. All of our member distribution cooperatives’ service territories are located in PJM. As a member of PJM, we are subject to the operations of PJM, the risks in PJM, and our generating facilities are under dispatch direction of PJM. Material regulatory changes by FERC impacting the operations of PJM, including the design of the wholesale markets or its interpretation of market rules, or changes to pricing rules or rules involving revenue calculations, could adversely impact our costs or operations. See “Power Supply Resources—PJM” in Item 1.

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

In April 2022, the EPA published a proposed plan that included revised CSAPR ozone season NOX allowances as well as emission rate limits for coal-fired units. The proposed plan had an effective date of August 4, 2023; however, there have been legal challenges from several states. We continue to follow this rulemaking and the potential impact on the operation of Clover.

In addition to new legislation or regulation, governmental administration priorities can change over time in ways that we cannot predict. Virginia joined RGGI in 2021 pursuant to the 2019 regulation that established an emission limitation program to reduce CO2 from electric power facilities. During 2022, the Virginia Department of Environmental Quality took steps to repeal the existing regulation and withdraw from RGGI and on August 30, 2023, the repeal became effective which removed Virginia from RGGI at the end of the 2023 reporting year. Legal challenges to the repeal were filed and we are continuing to monitor this process. See “Regulation—Environmental—Virginia Clean Economy Act” in Item 1.

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

We have an 11.6% undivided ownership interest in North Anna, which provided approximately 14.0% of our energy requirements in 2023. Ownership of an interest in a nuclear generating facility involves risks, including:

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

We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure. We rely on networks, information systems, and other technology, including the internet and third-party hosted servers, to support a variety of business processes and activities. We could be impacted by various events, including deliberate or unintentional cybersecurity incidents (including ransomware). We have been targeted by cyber attacks in the past and likely may be targeted in the future. These attacks may have been carried out, or in the future could be carried out, by individuals, groups, or nation states. We also could be impacted by the misuse of artificial intelligence, or a physical attack on our facilities. Any of these events could directly or indirectly compromise our information related to the operation or maintenance of our generating or transmission facilities and could adversely affect our ability to operate or manage our generating or transmission facilities effectively, including the potential for a significant financial impact on our operations, or the ability of Virginia Power, as operator of North Anna and Clover, to operate those facilities.

We also use third-party vendors to electronically process some of our business transactions. Information systems, both ours and those of third-party information processors, are vulnerable to cybersecurity breach and have been attacked in the past. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber attacks by criminal groups or activist organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. We cannot be certain that the security measures utilized, including those security measures by third-party vendors, will be adequate against cyber threats and cyber attackers. In addition, cyber incidents could result in unauthorized disclosure of material confidential information, including personal information or sensitive business information.

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

War, acts and threats of terrorism, sabotage, natural disasters, extreme weather events, pandemics, and other catastrophic events could adversely affect our operations.

We cannot predict the impact that any future terrorist attack, sabotage, natural disaster, extreme weather event, or pandemic may have on the energy sector in general, or on our business in particular. Infrastructure facilities, such as electric generating, transmission, and distribution facilities, and RTOs, could be direct targets of, or indirect casualties of, an act of terror or sabotage. The physical compromise of our facilities could adversely affect our ability to operate or manage our facilities effectively and result in increased costs. Additionally, any military strikes or sustained military campaign may affect our business in unpredictable ways, such as changes in financial markets, and disruptions of fuel supplies and energy markets. Instability in financial markets as a result of war, terrorism, sabotage, natural disasters, extreme weather events, pandemics, credit crises, recession, or other factors could have a significant negative effect on the United States economy, affect the availability or delivery of parts or materials that we need to operate our business, or increase the cost of financing and insurance coverage, which could negatively impact our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure and we recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We manage these risks from cybersecurity threats through our enterprise risk management process which is overseen by our board of directors through an enterprise risk management policy. This policy requires a risk management committee, which is chaired by our President and CEO and also includes our other executive officers, and which is responsible for managing our risks including cybersecurity. The risk management committee meets on a monthly basis, and can be convened as needed to address any time-sensitive matters arising between scheduled meeting dates.

To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, investigate, resolve, remediate, and recover from identified vulnerabilities and security incidents in a timely manner. To address potential material cybersecurity risk in association with the use of third-party providers, we require they meet minimum security requirements. We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities.

We identify and address cybersecurity threats through a multi-faceted approach including internal IT assessments and procedures, third-party assessments, internal audits, governance, and risk and compliance reviews. Identifying and assessing cybersecurity risk is integrated into our overall risk management processes.

We conduct proactive cybersecurity reviews of our systems and applications, audit applicable processes and applications, perform testing on our security controls, conduct exercises to simulate cybersecurity incidents, conduct employee training, and monitor emerging laws and regulations related to data protection and information security. We evaluate the results and responses to these efforts and implement appropriate changes to improve our security measures.

In accordance with our board policy for incident management and business continuity planning, we have implemented security incident response plans and security incident response teams. These teams include members from multiple functional areas of our organization that identify, investigate, respond, and resolve cybersecurity incidents. Cybersecurity incidents are evaluated and ranked by severity and prioritized for response. We also evaluate the need to include the use of third parties to assist us in the response to a cybersecurity incident. Our Senior Vice President and COO leads the security response teams, and the activities of the security response teams are overseen by our senior management team. Based on the severity of incident, members of the senior management team determine whether the incident requires immediate escalation to our board of directors.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents have been immaterial. This includes penalties and settlements, of which there were none. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business operations and financial condition. See “Risk Factors” in Item 1A.

Cybersecurity Governance

Our board of directors oversees our biennial enterprise risk assessment process that we utilize to assess key risks within the company, including security and technology risks and cybersecurity threats. The audit committee of our board of directors oversees our internal control over financial reporting, including with respect to financial reporting-related information systems. The audit committee receives internal audit reports conducted by an independent audit firm on various cybersecurity matters. In addition, our risk management committee reviews and evaluates reports monthly, and as needed, related to cybersecurity activity and incidents.

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

Clover

Virginia Power, an investor-owned utility and the co-owner of Clover, is responsible for operating, and procuring and arranging for the transportation of the fuel required to operate Clover. See “Power Supply Resources—Fuel Supply—Coal” in Item 1. ODEC and Virginia Power are each entitled to half of the power generated by Clover. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover. When Clover was constructed in 1995, it was intended to operate as a baseload generating facility. As changes in the industry have occurred, Clover now serves us principally as a capacity resource with on-site storage of fuel. In this role, Clover is operated when it is economical or required for reliability.

The Virginia Clean Economy Act requires that substantially all investor-owned utility generating facilities that emit CO2 as a by-product of combustion close by December 31, 2045, which would include Clover. However, if the reliability or security of providing electric service to customers is threatened, a petition may be made by Virginia Power to the VSCC requesting relief from the closure requirement.

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

ITEM 3. LEGAL PROCEEDINGS

Other than certain other legal proceedings arising out of the ordinary course of business that management believes will not have a material adverse impact on our results of operations or financial condition, there is no other litigation pending or threatened against us.

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

Our results from operations for the year ended December 31, 2023, as compared to 2022, were primarily impacted by changes to our total energy rate charged to our member distribution cooperatives - formula rate, the over-collection of energy costs, and the decrease in purchased energy costs.

•
Total revenues from sales to our member distribution cooperatives increased 7.7%, primarily due to the increase in formula rate energy revenues. Formula rate energy revenues increased primarily due to the increases implemented to our total energy rate in May and July of 2022, partially offset by the decreases to our total energy rate in 2023 and the 5.1% decrease in energy sales in MWh to our member distribution cooperatives - formula rate. We made changes to our total energy rate to address the differences in our realized as well as projected energy costs. The weather in 2023 was milder as compared to 2022 and contributed to the decrease in energy sales in MWh.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, changed $193.4 million, as a result of changes implemented to our total energy rate. In 2023, we over-collected $114.5 million and in 2022, we under-collected $78.8 million. Our deferred energy balance was an over-collection of $30.7 million at December 31, 2023, and was an under-collection of $83.8 million at December 31, 2022.
•
Purchased power expense, which includes the cost of purchased energy and capacity, decreased 32.4%, primarily due to the decrease in purchased energy costs. Purchased energy costs decreased 31.8%, primarily due to the 33.0% decrease in the average cost of purchased energy.

Our financial condition as of December 31, 2023, was primarily impacted by increased borrowings outstanding under our revolving credit facility, the over-collection of energy costs, the decrease in accounts payable related to gas and purchased power invoices, and the change in unrealized gains and losses on our derivative instruments.

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Margin Stabilization adjustment	$3,298	$2,255	$11,614

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna. As of December 31, 2023 and 2022, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $171.2 million, or 87.0%, of our total asset retirement obligations, and $166.3 million, or 87.2%, of our total asset retirement obligations, respectively. Periodically, a new decommissioning study for North Anna is performed by third-party experts. The third-party experts provide us with periodic site-specific “base year” cost studies in order to estimate the nature, cost, and timing of planned decommissioning activities for North Anna. These cost studies are based on relevant information available at the time they are performed, however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption. Our current estimate is based on a study that was performed in 2019 and adopted effective December 31, 2019. We are not aware of any events that have occurred since the 2019 study that would materially impact our estimate or that would have required an updated study to be performed in 2023. We anticipate that a new study will be performed in 2024. See “Note 3—Accounting for Asset Retirement and Environmental Obligations” in Item 8.

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities. The following table details the weighted average cost escalation rates used by the study:

Year Study Performed	Weighted Average Cost Escalation Rate
2002	3.27%
2005	2.42
2009	2.30
2014	2.04
2019	1.85

The weighted average cost escalation rate was applied if the cash flows increased as compared to the previous study. The original weighted average cost escalation rate was applied if the cash flows decreased as compared to the previous study. The use of alternative rates would have been material to the liabilities recognized. For example, had we increased the cost escalation rates by 0.5%, the amount recognized as of December 31, 2023, for our asset retirement obligations related to nuclear decommissioning would have been $46.1 million higher.

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

For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we defer all unrealized gains and losses on a net basis as a regulatory liability or regulatory asset, respectively, in accordance with Accounting for Regulated Operations. See “Accounting for Regulated Operations” above. These amounts are subsequently reclassified as purchased power or fuel expense on our Consolidated Statements of Revenues, Expenses, and Patronage Capital as the power or fuel is delivered and/or the contract settles.

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

In calculating margins for interest under the Indenture, we factor in any item of net margin, loss, income, gain, earnings or profits of any of our affiliates or subsidiaries, only if we have received those amounts as a dividend or other distribution from the affiliate or subsidiary, or if we have made a contribution to, or payment under a guarantee or like agreement for an obligation of, the affiliate or subsidiary. Any amounts that we are required to refund in subsequent years do not reduce margins for interest as calculated under the Indenture for the year the refund is paid. Margins for interest was 1.27, 1.23, and 1.37, for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The heating and cooling degree days for the past three years were as follows:

	2023	2022	2021
Heating degree days	2,764	3,550	3,042
Cooling degree days	1,062	1,326	1,348
•
Economy – General economic conditions have an impact on the rate of growth of our member distribution cooperatives’ energy requirements.
•
Residential growth – Residential growth in our member distribution cooperatives’ service territories and increases in consumption levels increase the requirements for power.
•
Commercial growth – The amount, size, and usage of electronics and machinery and the expansion of operations among our member distribution cooperatives’ existing and new commercial and industrial customers impact the requirements for power. There is increasing interest by entities with facilities with significantly large load requirements to locate in the service territories of our member distribution cooperatives. See “Risk Factors” in Item 1A.

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

In 2023, our generating facilities satisfied approximately 89.3% of our PJM capacity obligation and 52.5% of our energy requirements. We obtained the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts. The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. See “Power Supply Resources” in Item 1 and “Properties” in Item 2.

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
•
allow electric cooperatives to be paid the cash value of tax credits on projects they own; and
•
fund the $9.7 billion New ERA program, which is a competitive program that is intended to offer loans and grants to help rural electric cooperatives pay for clean energy, carbon capture, energy storage, and transmission projects.

We have submitted a letter of interest for significant federal grant funding under the New ERA program, and any funding, if awarded, will be used to increase our portfolio of renewable and other clean energy resources utilizing power purchase agreements. Due to the competitive nature of this program, RUS is currently evaluating and scoring the letters of interest. We are awaiting a response from RUS to indicate whether or not we have been selected to submit an application for the projects proposed with our letter of interest. There can be no assurance that we will be invited to apply or ultimately be awarded federal grant funding, or if so, that we will be able to satisfy the conditions related to any such grant award.

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

Operational Availability

The operational availability of our owned generating resources for the past three years was as follows:

	Year Ended December 31,
	2023	2022	2021
Wildcat Point	88.6%	84.2%	88.2%
North Anna	94.3	84.9	91.5
Clover	75.5	80.8	74.9
Louisa	93.6	95.7	93.6
Marsh Run	90.8	97.3	96.6

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the past three years as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Year Ended December 31,
	2023	2022	2021
Wildcat Point	51.8%	45.9%	40.4%
North Anna	95.5	86.1	92.8
Clover	3.3	8.5	12.0

Each unit at North Anna is scheduled for refueling approximately every 18 months. While only one unit is refueled at a time, this refueling schedule typically results in both units being off-line for refueling during the same calendar year once every three years. During 2022, both units at North Anna were off-line for refueling; and during 2023 and 2021, one unit at North Anna was off-line for refueling.

The decline in the capacity factor for Clover is consistent with other coal-fired facilities in the PJM service territory for facilities of approximately the same age. While the capacity factor for Clover has declined in recent years, it continues to be a reliable component of our power supply resources portfolio.

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

Taxable Status

We are a not-for-profit wholesale power supply cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12). In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis. We maintained our tax-exempt status as of December 31, 2023.

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

As a result of the forced outages we experienced during the Winter Storm Elliott PAI events, in 2022, we recorded a $20.1 million liability for estimated capacity performance charges and established a regulatory asset to defer these charges. On December 19, 2023, FERC issued an order approving a settlement agreement that resolved 15 separate FERC complaints related to non-performance charges resulting from Winter Storm Elliott. As a result of the settlement, our total non-performance charges were reduced to $13.6 million, which were more than offset by capacity performance bonus payments of $18.3 million, resulting in a net regulatory liability of $4.7 million. The $4.7 million was both recorded and subsequently fully amortized in the fourth quarter of 2023 as a reduction to purchased power expense. See “Note 9—Regulatory Assets and Liabilities” in Item 8.

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating revenues:
Member distribution cooperatives
Formula rate	$1,002,883	$951,119	$726,900
Market-based rates	21,448	—	—
Total Member distribution cooperatives	1,024,331	951,119	726,900

Non-members (1) (2)	58,060	54,798	53,740
Total operating revenues	$1,082,391	$1,005,917	$780,640

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	11,293,173	11,905,334	11,329,811
Member distribution cooperatives - market-based rates	523,973	—	—
Non-members	1,171,075	521,858	958,309
Total Energy sales	12,988,221	12,427,192	12,288,120
(1)
Includes TEC’s sales to non-members from second quarter 2022 through first quarter of 2023. TEC's sales to non-members were $8.9 million and $29.4 million, respectively, for the years ended December 31, 2023 and 2022. TEC did not have sales to non-members in 2021.
(2)
Includes renewable energy credit sales of $24.3 million, $12.0 million, and $8.5 million, respectively, for the years ended December 31, 2023, 2022, and 2021.

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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the past three years were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$571,109	$540,423	$328,045
Renewable energy credits	375	259	36
Demand revenues	431,399	410,437	398,819
Total Formula rate revenues	$1,002,883	$951,119	$726,900

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	11,293,173	11,905,334	11,329,811

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$50.57	$45.39	$28.95
Formula rate total cost	$88.80	$79.89	$64.16

In 2023, total formula rate revenues increased $51.8 million, or 5.4%, as compared to 2022. Formula rate energy revenues increased $30.7 million, or 5.7%, due to the changes in our total energy rate (see table below). The increase was partially offset by the 5.1% decrease in energy sales in MWh to our member distribution cooperatives - formula rate. The weather in 2023 was milder as compared to 2022, as evidenced by the 22.1% decrease in heating degree days, and the 19.9% decrease in cooling degree days. Formula rate demand revenues increased $21.0 million, or 5.1%, primarily due to changes in PJM charges for network transmission services.

The following table summarizes the changes to our total energy rate since 2021, which were implemented to address the differences in our realized as well as projected energy costs. See “Factors Affecting Results—Formula Rate” above.

Effective Date of Rate Change	% Change
January 1, 2021	(15.9)
January 1, 2022	20.3
May 1, 2022	6.7
July 1, 2022	47.7
January 1, 2023	(1.5)
August 1, 2023	(14.8)
January 1, 2024	(7.0)

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the past three years were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Member distribution cooperatives:
Market-based rates:
Energy revenues	$18,880	$—	$—
Demand revenues	2,568	—	—
Total Formula rate revenues	$21,448	$—	$—

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	523,973	—	—

The first election to utilize market-based rates occurred in the first quarter of 2023. See Member Distribution Cooperatives above.

Operating Expenses

The following is a summary of the components of our operating expenses for the past three years.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Fuel	$193,081	$193,599	$166,517
Purchased power	312,833	462,526	234,471
Transmission	173,492	151,778	131,290
Deferred energy	114,538	(78,831)	(28,116)
Operations and maintenance	95,165	91,360	78,294
Administrative and general	41,841	42,111	41,372
Depreciation and amortization	69,573	69,167	70,416
Amortization of regulatory asset/(liability), net	2,080	(960)	16,458
Accretion of asset retirement obligations	6,077	5,873	5,664
Taxes, other than income taxes	8,614	8,784	9,171
Total Operating Expenses	$1,017,294	$945,407	$725,537

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

Total operating expenses increased $71.9 million, or 7.6%, for 2023 as compared to 2022, primarily as a result of the change in deferred energy expense and the increase in transmission expense, partially offset by the decrease in purchased power expense.

•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, changed $193.4 million, as a result of changes implemented to our total energy rate. We over-collected $114.5 million in 2023 and under-collected $78.8 million in 2022.
•
Transmission expense increased $21.7 million, or 14.3%, primarily due to changes in PJM charges for network transmission services.
•
Purchased power expense, which includes the cost of purchased energy and capacity, decreased $149.7 million, or 32.4%. The decrease was primarily due to the $142.4 million, or 31.8%, decrease in purchased energy costs. Purchased energy costs decreased primarily due to the 33.0% decrease in the average cost of purchased energy.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances. The major components of interest charges, net for the past three years were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Interest on long-term debt	$(49,064)	$(53,020)	$(55,705)
Interest on revolving credit facility	(7,061)	(378)	(400)
Other interest	(6,640)	(3,129)	(429)
Total interest charges	(62,765)	(56,527)	(56,534)
Allowance for borrowed funds used during construction	1,433	1,262	877
Interest charges, net	$(61,332)	$(55,265)	$(55,657)

Interest on revolving credit facility increased $6.7 million as compared to 2022, due to the increase in borrowings under this facility. Other interest increased $3.5 million, primarily due to interest paid on prepayment balances. We maintain a program which allows our member distribution cooperatives to prepay their monthly power bills. Under this program, we pay interest on prepayment balances at a blended investment and short-term borrowing rate. See “Note 1—Summary of Significant Accounting Policies—Member Power Bill Payment Plan” in Item 8.

Net Margin Attributable to ODEC

In 2023, net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased 11.0% as compared to 2022 due to the increase in total interest charges. See “Factors Affecting Results—Formula Rate” above.

Discussion of Results of Operations Comparing 2022 to 2021

For discussion of our financial results comparing 2022 to 2021, see “Results of Operations” in Item 7 of our 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2023.

Financial Condition

The principal changes in our financial condition from December 31, 2022 to December 31, 2023, were caused by the increase in revolving credit facility, change in deferred energy, increases in other liabilities and regulatory assets; partially offset by decreases in accounts payable and accounts payable–members.

•
Revolving credit facility increased $141.0 million due to outstanding borrowings under this facility to fund short-term working capital needs.
•
Deferred energy changed $114.5 million as a result of the over-collection of our energy costs in 2023. Deferred energy was a $30.7 million over-collection of costs at December 31, 2023, and was an $83.8 million under-collection of costs at December 31, 2022.
•
Other liabilities increased $61.6 million primarily due to the decrease in the fair value of our natural gas hedges.
•
Regulatory assets increased $57.0 million primarily due to the change in the net unrealized losses on derivative instruments, partially offset by the decrease in charges related to the PJM capacity performance event, net. See “Factors Affecting Results—Winter Storm Elliott” above.
•
Accounts payable decreased $92.5 million primarily due to the decrease in gas and purchased power payables in 2023. The gas and purchased power payables at the end of 2022 were substantially larger due to Winter Storm Elliott. See “Factors Affecting Results—Winter Storm Elliott” above.
•
Accounts payable–members decreased $64.2 million primarily due to the decrease in member prepayments.

Equity Ratio

Our equity ratio was 29.6% and 30.8%, as of December 31, 2023 and 2022, respectively. Equity ratio equals patronage capital divided by the sum of our long-term debt, borrowings outstanding under our revolving credit facility, long-term debt due within one year, and patronage capital.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

In 2023 and 2022, our operating activities used cash flows of $16.3 million and $59.6 million, respectively. In 2021, our operating activities provided cash flows of $197.6 million.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. On December 7, 2023, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto, the issuers of letters of credit party thereto, and CFC, as administrative agent and swingline lender. The $400 million in aggregate commitments under the credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. Borrowings under the credit agreement may be used for general corporate purposes not in contravention of applicable law. As of December 31, 2023, we had outstanding under this facility $191.0 million in borrowings at a blended interest rate of 6.56%. As of December 31, 2022, we had outstanding under this facility $50.0 million in borrowings at an interest rate of 5.35%. As of December 31, 2023 we did not have any letters of credit outstanding under this facility and as of December 31, 2022, we had a $0.5 million letter of credit outstanding.

The credit agreement contains customary conditions to borrowing or the issuance of a letter of credit, representations and warranties and covenants. The credit agreement obligates us to maintain a debt to capitalization ratio of no more than 0.85 to 1.00 and to maintain a margins for interest ratio of no less than 1.10 times interest charges (calculated in accordance with our Indenture as currently in effect). Obligations under the credit agreement may be accelerated following, among other things:

•
the failure to pay outstanding principal when due or other amounts, including interest, within five days after the due date;
•
a material misrepresentation;
•
a cross-payment default or cross-acceleration under specified indebtedness;
•
failure by us to perform any obligation relating to the credit agreement following, in some cases, specified cure periods;
•
bankruptcy or insolvency events;
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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of December 31, 2023, had a balance of $260.6 million. Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, decommissioning trust obligations, and our contingent obligations as described above.

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities. We review these projections periodically in order to update our calculations to reflect changes in our future plans, projects currently under consideration, construction costs, market factors, and other items affecting our forecasts. Our actual capital expenditures could vary significantly from these projections. The table below summarizes our actual and projected capital expenditures on a cash flow basis, including capitalized interest, for 2021 through 2026:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2021	2022	2023	2024	2025	2026
	(in millions)
Wildcat Point	$1.7	$1.8	$5.1	$4.7	$3.0	$4.7
North Anna nuclear fuel	7.9	14.6	7.9	11.2	11.3	13.7
North Anna	8.9	9.1	22.8	28.1	44.3	35.7
Clover	2.6	0.3	1.5	6.2	9.5	10.2
Transmission	5.0	3.4	6.2	19.6	17.9	13.8
Combustion turbine facilities	2.7	1.2	8.5	5.7	20.4	2.6
Other	1.1	0.7	0.9	0.4	0.6	0.5
Total	$29.9	$31.1	$52.9	$75.9	$107.0	$81.2

Nearly all of our capital expenditures consist of additions to electric plant and equipment. Capital expenditures for North Anna include $14.3 million, $37.4 million, and $29.2 million, for 2024, 2025, and 2026, respectively, for costs related to license extension. Projected capital expenditures for Transmission include costs related to transmission facility upgrades in accordance with the PJM planning processes. Projected capital expenditures for Combustion turbine facilities for 2025 include costs related to the addition of oil tanks at our facilities as part of our preparedness for extreme weather conditions. We intend to use our cash flow from operations, borrowings under our revolving credit facility, and, if needed, issuances of debt in the capital markets to fund all of our currently projected capital requirements through 2026.

Power Purchase and Natural Gas Arrangements

Under the terms of most of our power purchase and natural gas arrangements, we typically agree to provide collateral under certain circumstances and require comparable terms from our counterparties. The collateral we may be required to post with a counterparty, and vice versa, is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under a contract with a respective counterparty. As of December 31, 2023, we were not required to post collateral with counterparties pursuant to the power purchase and natural gas arrangements we have in place.

Typically, collateral thresholds under our contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3,” respectively). As of December 31, 2023, if our credit ratings had been below investment grade we estimate we would have been obligated to post between $75 million and $125 million of collateral with our counterparties. This calculation is based on power and natural gas prices on December 31, 2023, and delivered power and natural gas for which we had not yet paid. Depending on the difference between the price of power and natural gas under our contracts and the price of power and natural gas in the market at the time of the calculation, this amount could increase or decrease. S&P, Moody’s, and Fitch currently rate our outstanding obligations issued under our Indenture at “A+,” “A1,” and “A+,” respectively. Additionally, we have an issuer credit rating of “A+” from S&P, and an implied senior unsecured rating of “A+” from Fitch.

PJM requires that we provide collateral to support our obligations in connection with certain PJM transactions and as of December 31, 2023, we had posted collateral totaling $15.3 million. In accordance with its credit policy, PJM subjects each member of PJM to a credit evaluation. A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide additional collateral. As of December 31, 2023, if PJM had determined that we needed to provide additional collateral to support our obligations as a result of our creditworthiness, PJM could have asked us to provide up to approximately $18.1 million.

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

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices. As of December 31, 2023, we estimate that the fair value of our purchased power agreements, forward purchases of natural gas, and renewable energy credits held for sale was between $1.5 billion and $1.6 billion. Approximately 35% of the fair value of this portfolio is estimable using observable market prices. The remaining 65% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices. In the absence of observable market prices, the valuation of the 65% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model. As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio. As an example of our portfolio’s exposure to market price risk, we estimate that a 10% change in the price of the commodities hedged by the portion of this portfolio with observable market prices would have changed the fair value of this portion of the portfolio by approximately $54.8 million as of December 31, 2023. To the extent all or portions of our portfolio are liquidated above or below our original cost, these gains or losses are factored into the costs billed to our member distribution cooperatives pursuant to our formula rate. See “Factors Affecting Results—Formula Rate” in Item 7.

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

Interest Rate Risk and Equity Price Risk

In 2023, all of our outstanding long-term debt accrued interest at fixed rates.

We maintain a revolving credit facility. See “Liquidity and Capital Resources—Sources—Revolving Credit Facility” in Item 7. Any amounts we borrow under this facility will accrue interest at a variable rate. As of December 31, 2023, we had outstanding under this facility $191.0 million in borrowings at a blended interest rate of 6.56%. As of December 31, 2022, we had outstanding under this facility $50.0 million in borrowings at an interest rate of 5.35%. As of December 31, 2023 we did not have any letters of credit outstanding under this facility and as of December 31, 2022, we had a $0.5 million letter of credit outstanding. We estimate that a 10% change in the weighted average interest rate would not have had a material effect on our interest expense as of December 31, 2023.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust so that the trust balance will cover the estimated costs to decommission North Anna at the time of decommissioning. As of December 31, 2023, $182.3 million, $78.0 million, and $0.3 million were invested in equity securities, debt securities, and cash, respectively. The value of these debt and equity securities will be impacted by changes in interest rates and price fluctuations in debt and equity markets. To minimize adverse changes in the aggregate value of the trust, we actively monitor our portfolio by measuring the performance of the investments against market indices and by maintaining and reviewing established target allocation percentages of assets in the trust to various investment options. We believe the trust’s exposure to changes in interest rates and price fluctuations in debt and equity markets will not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2023, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

March 12, 2024

/s/ John C. Lee, Jr.	/s/ Bryan S. Rogers
John C. Lee, Jr.	Bryan S. Rogers
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Old Dominion Electric Cooperative

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative (the Cooperative) as of December 31, 2023 and 2022, the related consolidated statements of revenues, expenses, and patronage capital and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Cooperative at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

At December 31, 2023 the Cooperative’s nuclear asset retirement obligation (“ARO”) at North Anna totaled $171.2 million. As described in Note 3 to the consolidated financial statements, the Cooperative’s ARO associated with the legal obligation to retire North Anna Unit 1 and Unit 2 is recognized at fair value when incurred and capitalized as part of the related long-lived asset. The ARO is based on estimates and assumptions including the cost and method of decommissioning and the timing of the related cash flows, and the license period of the nuclear plant including the probability of license extensions. New decommissioning studies are performed periodically or whenever factors indicate that there could be a material change to the estimate. The Cooperative, with the assistance of third-party experts, performed an updated decommissioning study in 2019. The Cooperative is not aware of any events that have occurred since the 2019 study that would materially impact the ARO estimate.

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
Richmond, Virginia
March 12, 2024

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS:	(in thousands)
Electric Plant:
Property, plant, and equipment	$2,566,211	$2,549,435
Less accumulated depreciation	(1,173,293)	(1,116,531)
Net Property, plant, and equipment	1,392,918	1,432,904
Nuclear fuel, at amortized cost	16,340	19,155
Construction work in progress	80,088	56,075
Net Electric Plant	1,489,346	1,508,134
Investments:
Nuclear decommissioning trust	260,607	225,263
Unrestricted investments and other	2,314	2,437
Total Investments	262,921	227,700
Current Assets:
Cash and cash equivalents	31,284	15,213
Accounts receivable	3,371	36,573
Accounts receivable–members	108,160	111,838
Fuel, materials, and supplies	135,445	100,964
Deferred energy	—	83,836
Prepayments and other	22,714	19,391
Total Current Assets	300,974	367,815
Deferred Charges and Other Assets:
Regulatory assets	94,274	37,249
Other assets	84,835	64,081
Total Deferred Charges and Other Assets	179,109	101,330
Total Assets	$2,232,350	$2,204,979
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$488,635	$476,082
Non-controlling interest	6,586	6,296
Total Patronage capital and Non-controlling interest	495,221	482,378
Long-term debt	923,545	972,167
Revolving credit facility	191,000	50,000
Total Long-term debt and Revolving credit facility	1,114,545	1,022,167
Total Capitalization	1,609,766	1,504,545
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	75,106	167,601
Accounts payable–members	44,540	108,729
Accrued expenses	6,321	5,967
Deferred energy	30,702	—
Total Current Liabilities	205,710	331,338
Deferred Credits and Other Liabilities:
Asset retirement obligations	196,747	190,670
Regulatory liabilities	142,101	161,953
Other liabilities	78,026	16,473
Total Deferred Credits and Other Liabilities	416,874	369,096
Total Capitalization and Liabilities	$2,232,350	$2,204,979

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES, AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
	(in thousands)
Operating Revenues	$1,082,391	$1,005,917	$780,640
Operating Expenses:
Fuel	193,081	193,599	166,517
Purchased power	312,833	462,526	234,471
Transmission	173,492	151,778	131,290
Deferred energy	114,538	(78,831)	(28,116)
Operations and maintenance	95,165	91,360	78,294
Administrative and general	41,841	42,111	41,372
Depreciation and amortization	69,573	69,167	70,416
Amortization of regulatory asset/(liability), net	2,080	(960)	16,458
Accretion of asset retirement obligations	6,077	5,873	5,664
Taxes, other than income taxes	8,614	8,784	9,171
Total Operating Expenses	1,017,294	945,407	725,537
Operating Margin	65,097	60,510	55,103
Other income (expense), net	(284)	1,967	409
Investment income	9,472	4,709	20,162
Interest charges, net	(61,332)	(55,265)	(55,657)
Income taxes (expense)/benefit	(110)	(151)	8
Net Margin including Non-controlling interest	12,843	11,770	20,025
Non-controlling interest	(290)	(465)	22
Net Margin attributable to ODEC	12,553	11,305	20,047
Patronage Capital - Beginning of Period	476,082	464,777	453,470
Patronage Capital - Retirement	—	—	(8,740)
Patronage Capital - End of Period	$488,635	$476,082	$464,777

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$12,843	$11,770	$20,025
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	69,573	69,167	70,416
Other non-cash charges	17,173	16,192	16,886
Change in current assets	(924)	(119,343)	14,170
Change in deferred energy	114,538	(78,831)	(28,117)
Change in current liabilities	(164,849)	80,459	56,303
Change in regulatory assets and liabilities	(106,202)	(19,453)	72,527
Change in deferred charges and other assets and deferred credits and other liabilities	41,580	(19,567)	(24,619)
Net Cash (Used for) Provided by Operating Activities	(16,268)	(59,606)	197,591
Investing Activities:
Purchases of held to maturity securities	—	(80,012)	—
Proceeds from sale of held to maturity securities	—	80,600	—
Purchases of available for sale securities	—	—	(15,000)
Proceeds from sale of available for sale securities	—	—	15,000
Increase in other investments	(5,925)	(3,491)	(20,105)
Electric plant additions	(52,943)	(31,089)	(29,881)
Net Cash Used for Investing Activities	(58,868)	(33,992)	(49,986)
Financing Activities:
Debt issuance costs	(752)	—	—
Payments of long-term debt	(49,041)	(49,041)	(49,041)
Draws on revolving credit facility	528,000	152,500	—
Repayments on revolving credit facility	(387,000)	(102,500)	—
Net Cash Provided by (Used for) Financing Activities	91,207	959	(49,041)
Net Change in Cash and Cash Equivalents	16,071	(92,639)	98,564
Cash and Cash Equivalents - Beginning of Period	15,213	107,852	9,288
Cash and Cash Equivalents - End of Period	$31,284	$15,213	$107,852

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities, and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $6.6 million and $12.7 million, respectively, as of December 31, 2023 and December 31, 2022. The income taxes reported on our Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC, which is a taxable corporation. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest on our consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities for which we have significant influence is recorded using the equity method of accounting. We have a power sales contract with TEC under which we may sell to TEC, power that we do not need to meet the needs of our member distribution cooperatives. TEC then sells this power to the market under market-based rate authority granted by FERC. During 2023 and 2022, we sold excess power to TEC, and TEC had sales to third parties. In 2021, we had no sales to TEC and TEC had no sales to third parties. Additionally, we have a separate contract under which we may purchase natural gas from TEC; however, we have not purchased natural gas from TEC in recent years. TEC does not engage in speculative trading.

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

Depreciation

We use the group method of depreciation and periodically conduct depreciation studies and update rates, if necessary. Our depreciation rates for the past three years were as follows:

	Depreciation Rates
Generating Facility	2023	2022	2021
Wildcat Point	3.1%	3.1%	3.1%
North Anna	3.3	3.3	3.3
Clover	1.9	1.9	1.9
Louisa	3.1	3.1	3.1
Marsh Run	3.0	3.0	3.0

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract with Virginia Power. As a result, Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred and in 2012 signed a settlement agreement with the DOE. By mutual agreement of the parties, the settlement agreement is extendable to provide for resolution of damages. In November 2022, the DOE provided notification that it intends to extend the settlement agreement to provide for periodic payments for damages incurred through December 31, 2025, and future additional extensions are contemplated by the settlement agreement. We continue to recognize receivables for certain spent nuclear fuel-related costs. We believe the recovery of these costs from the DOE is probable. As of December 31, 2023 and 2022, we had an outstanding receivable of $2.2 million and $1.9 million, respectively.

Fuel, Materials, and Supplies

Fuel, materials, and supplies is primarily composed of fuel and spare parts for our generating assets, renewable energy credits, and emission allowances, all of which are recorded at cost. Fuel consists primarily of coal and No. 2 fuel oil.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used. We capitalize interest on borrowings for significant construction projects. Interest capitalized in 2023, 2022, and 2021, was $1.4 million, $1.3 million, and $0.9 million, respectively.

Income Taxes

We are a not-for-profit wholesale power supply cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12). In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis. We maintained our tax-exempt status as of December 31, 2023.

TEC is a taxable corporation and its provision for income taxes was immaterial for the years ended December 31, 2023, 2022, and 2021.

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

Our operating revenues by type of purchaser for the past three years were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$571,109	$540,423	$328,045
Renewable energy credits	375	259	36
Demand revenues	431,399	410,437	398,819
Total Formula rate revenues	1,002,883	951,119	726,900
Market-based rates:
Energy revenues	18,880	—	—
Demand revenues	2,568	—	—
Total Market-based rates revenues	21,448	—	—

Total Member distribution cooperatives revenues	1,024,331	951,119	726,900

Non-members:
Energy revenues (1)	33,760	42,818	45,255
Renewable energy credits	24,300	11,980	8,485
Total Non-member revenues	58,060	54,798	53,740

Total operating revenues	$1,082,391	$1,005,917	$780,640

(1)
Includes TEC’s sales to non-members from second quarter 2022 through first quarter of 2023. TEC's sales to non-members were $8.9 million and $29.4 million, respectively, for the years ended December 31, 2023 and 2022. TEC did not have sales to non-members in 2021.

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Margin Stabilization adjustment	$3,298	$2,255	$11,614

Member Power Bill Payment Plan

We maintain a program which allows our member distribution cooperatives to prepay or extend payment on their monthly power bills. Under this program, we pay interest on prepayment balances at a blended investment and short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and short-term borrowing rate. Amounts prepaid by our member distribution cooperatives are included in accounts payable–members and as of December 31, 2023 and 2022, were $40.8 million and $105.8 million, respectively. Amounts extended to our member distribution cooperatives are included in accounts receivable–members and as of December 31, 2023 and 2022, were $18.4 million and $8.9 million, respectively.

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

Debt Issuance Costs

Capitalized costs associated with the issuance of long-term debt totaled $4.4 million and $4.8 million as of December 31, 2023 and 2022, respectively, and are included as a direct reduction to long-term debt. Capitalized costs associated with our revolving credit facility totaled $0.7 million and $0.3 million as of December 31, 2023 and 2022, respectively, and are recorded in other assets. These costs are being amortized using the effective interest method over the life of the respective long-term debt issuances and revolving credit facility, and are included in interest charges, net.

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy revenues collected from our member distribution cooperatives and our energy expenses. The deferred energy balance represents the net accumulation of any under- or over-collection of energy costs. Under-collected energy costs appear as an asset and will be collected from our member distribution cooperatives in subsequent periods through our formula rate. Conversely, over-collected energy costs appear as a liability and will be returned to our member distribution cooperatives in subsequent periods through our formula rate. As of December 31, 2023, we had an over-collected deferred energy balance of $30.7 million and as of December 31, 2022, we had an under-collected deferred energy balance of $83.8 million.

The following table summarizes the changes to our total energy rate since 2021, which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2021	(15.9)
January 1, 2022	20.3
May 1, 2022	6.7
July 1, 2022	47.7
January 1, 2023	(1.5)
August 1, 2023	(14.8)
January 1, 2024	(7.0)

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

For all derivative contracts that do not qualify for the normal purchases/normal sales accounting exception, we defer all remaining gains and losses on a net basis as a regulatory liability or regulatory asset, respectively, in accordance with Accounting for Regulated Operations. See “Regulatory Assets and Liabilities” above. These amounts are subsequently reclassified as purchased power or fuel expense as the power or fuel is delivered and/or the contract settles.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, derivatives, and receivables arising from sales to our members and non-members. Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $108.2 million and $111.8 million, as of December 31, 2023 and 2022, respectively.

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

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 - Segment Reporting - Improvements to Reportable Segment Disclosures. This guidance is effective for fiscal years beginning after December 15, 2023. We do not believe this ASU will have a material impact on our financial statements.

NOTE 2—Electric Plant

Our net electric plant was composed of the following as of December 31, 2023:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$881,910	$427,567	$706,831	$444,241	$105,662	$2,566,211
Accumulated depreciation	(151,206)	(283,675)	(438,720)	(263,802)	(35,890)	(1,173,293)
Net Property, plant, and equipment	730,704	143,892	268,111	180,439	69,772	1,392,918
Nuclear fuel, at amortized cost	—	16,340	—	—	—	16,340
Construction work in progress	1,600	65,822	1,761	2,234	8,671	80,088
Net Electric Plant	$732,304	$226,054	$269,872	$182,673	$78,443	$1,489,346

Our net electric plant was composed of the following as of December 31, 2022:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$879,319	$418,073	$708,240	$441,000	$102,803	$2,549,435
Accumulated depreciation	(125,832)	(272,036)	(427,304)	(254,425)	(36,934)	(1,116,531)
Net Property, plant, and equipment	753,487	146,037	280,936	186,575	65,869	1,432,904
Nuclear fuel, at amortized cost	—	19,155	—	—	—	19,155
Construction work in progress	245	47,378	159	227	8,066	56,075
Net Electric Plant	$753,732	$212,570	$281,095	$186,802	$73,935	$1,508,134

Wildcat Point

We own Wildcat Point, a 980 MW (net capacity entitlement) natural gas-fueled combined cycle generation facility.

North Anna

We hold an 11.6% undivided ownership interest in North Anna, a two-unit, 1,892 MW (net capacity entitlement) nuclear power generation facility operated by Virginia Power, which owns the balance of the plant. We are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna. Our portion of assets, liabilities, and operating expenses associated with North Anna are included on our consolidated financial statements in accordance with proportionate consolidation accounting. As of December 31, 2023 and 2022, we had an outstanding accounts payable balance of $12.8 million and $5.6 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at North Anna.

Clover

We hold a 50% undivided ownership interest in Clover, a two-unit, 877 MW (net capacity entitlement) coal-fired generation facility operated by Virginia Power, which owns the balance of the plant. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover. Our portion of assets, liabilities, and operating expenses associated with Clover are included on our consolidated financial statements in accordance with proportionate consolidation accounting. As of December 31, 2023 and 2022, we had an outstanding accounts payable balance of $8.9 million and $6.0 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna. At December 31, 2023 and 2022, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $171.2 million and $166.3 million, respectively. Periodically, a new decommissioning study for North Anna is performed by third-party experts. A new study was performed in 2019, and we adopted it effective December 31, 2019, which resulted in an additional layer related to the asset retirement obligation associated with North Anna. The additional layer resulted in an increase to our asset retirement cost and our asset retirement obligation of $37.6 million. The increase is related to costs associated with spent fuel, including the change in methodology to be utilized, as a result of the DOE delay for acceptance of spent fuel, as well as the change in the market risk premium and inflation rates utilized to calculate our costs. We are not aware of any events that have occurred since the 2019 study that would materially impact our estimate or that would have required an updated study to be performed in 2023. We anticipate that a new study will be performed in 2024. We are required to maintain a funded trust to satisfy our future obligation to decommission the North Anna facility. See Note 8—Investments.

The following represents changes in our asset retirement obligations for the years ended December 31, 2023 and 2022 (in thousands):

Asset retirement obligations as of December 31, 2021	$184,797
Accretion expense	5,873
Asset retirement obligations as of December 31, 2022	$190,670
Accretion expense	6,077
Asset retirement obligations as of December 31, 2023	$196,747

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

NOTE 4—Power Purchase Agreements

In 2023, 2022, and 2021, our owned generating facilities together furnished approximately 52.5%, 51.5%, and 55.6%, respectively, of our energy requirements. The remaining needs were satisfied through purchases of power in the market through long-term and short-term physically-delivered forward power purchase contracts. We also purchased power in the spot energy market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy and sales of excess energy. Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market price risks. These policies and procedures, developed in consultation with ACES, an energy trading and risk management company, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility. We are required to post collateral from time to time due to changes in power prices. As of December 31, 2023, we were not required to post collateral with counterparties and as of December 31, 2022, we were required to post $5.6 million of collateral with counterparties. Additionally, PJM requires that we provide collateral to support our obligations in connection with certain PJM transactions. As of December 31, 2023 and 2022, we had posted $15.3 million and $7.9 million, respectively.

Our purchased power expense for 2023, 2022, and 2021 was $312.8 million, $462.5 million, and $234.5 million, respectively.

As of December 31, 2023, our power purchase obligations under the various agreements were as follows:

Year Ended December 31,	Capacity and Energy Obligations
(in millions)
2024	$119.2
2025	16.5
2026	4.2
$139.9

NOTE 5—Wholesale Power Contracts

Our financial relationships with our member distribution cooperatives are based primarily on our contractual arrangements for the supply of power and related transmission and ancillary services. These arrangements are set forth in our wholesale power contracts with our member distribution cooperatives that are effective until January 1, 2054, and beyond this date unless either party gives the other at least three years notice of termination. The wholesale power contracts are all-requirements contracts. Each contract obligates us to sell and deliver to a member distribution cooperative, and obligates that member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with some exceptions, to the extent that we have the power and facilities available to do so.

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration. Purchases under this exception constituted less than 2% of our member distribution cooperatives’ total energy requirements in 2023.

There are two additional exceptions to the all-requirements nature of our wholesale power contracts.

One exception permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from its owned generation or other suppliers. The member distribution cooperative may return this load with proper notice. If all of our member distribution cooperatives elected to fully utilize this exception, we estimate the current impact on our load requirements would be a reduction of approximately 182 MW of demand and associated energy. As of December 31, 2023, approximately 129 MW of demand and associated energy had been removed under this provision. In 2024, approximately 110 MW of this load will return to us. We do not anticipate that the current or potential full utilization of this exception or the return of all removed load by our member distribution cooperatives would have a material impact on our results of operations, financial condition, or cash flows.

The second exception permits a member distribution cooperative to purchase additional power from other suppliers following approval by our board of directors. In this case, if an opportunity is presented to a member distribution cooperative to purchase a component of its all-requirements service from another supplier in excess of the first exception described above, the member distribution cooperative must offer that opportunity to us. If we decline the opportunity or we are otherwise unable to agree on an acceptable contract with the supplier, then the member distribution cooperative may purchase that component of service from the other supplier, subject to our ability to eliminate other purchases and a determination by our board of directors that use of the exception will not materially adversely affect us or our other member distribution cooperatives. In January 2024, for the first time, an opportunity to purchase the power requirements to serve a potential future significantly larger load was presented to us, and we declined the opportunity.

Each member distribution cooperative is required to pay us monthly for the power we furnish under its wholesale power contract in accordance with our formula rate or under a market-based rate that a member distribution cooperative may elect in lieu of the formula rate for certain new and expanding loads. The formula rate, which has been filed with and accepted by FERC, is designed to recover our total cost of service and create a firm equity base. See Note 1—Summary of Significant Accounting Policies—Formula Rate.

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

Revenues from our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Rappahannock Electric Cooperative	$312.4	$288.6	$223.3
Shenandoah Valley Electric Cooperative	192.1	180.9	138.2
Delaware Electric Cooperative, Inc.	148.1	140.0	109.1
Choptank Electric Cooperative, Inc.	95.7	92.3	72.1
Southside Electric Cooperative	74.5	67.5	51.8
Mecklenburg Electric Cooperative	71.0	54.3	32.6
A&N Electric Cooperative	56.7	55.1	44.0
Prince George Electric Cooperative	27.0	25.8	20.2
Northern Neck Electric Cooperative	21.7	21.5	16.9
Community Electric Cooperative	13.9	13.9	10.5
BARC Electric Cooperative	11.2	11.2	8.2
Total	$1,024.3	$951.1	$726.9

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$78,243	$78,243	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	182,364	—	—	—
Unrestricted investments and other (3)	137	—	137	—
Derivatives - gas and power (4)	441	—	441	—
Total Financial Assets	$261,185	$78,243	$578	$—

Derivatives - gas and power (4)	$77,001	$65,285	$10,715	$1,001
Total Financial Liabilities	$77,001	$65,285	$10,715	$1,001

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$73,945	$73,945	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	151,318	—	—	—
Unrestricted investments and other (3)	279	—	279	—
Derivatives - gas and power (4)	59,902	27,839	20,773	11,290
Total Financial Assets	$285,444	$101,784	$21,052	$11,290

Derivatives - gas and power (4)	$8,721	$—	$8,721	$—
Total Financial Liabilities	$8,721	$—	$8,721	$—

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of December 31,	As of December 31,
Commodity	Unit of Measure	2023	2022
Natural gas	MMBTU	111,070,000	91,770,000
Purchased power - financial transmission rights	MWh	9,382,175	8,450,239

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of December 31,	As of December 31,
	Balance Sheet Location	2023	2022
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$441	$48,612
Financial transmission rights	Other assets	—	11,290
Total derivatives in an asset position		$441	$59,902

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$76,000	$8,721
Financial transmission rights	Other liabilities	1,001	—
Total derivatives in a liability position		$77,001	$8,721

The Effect of Derivative Instruments on the Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Years Ended December 31, 2023 and 2022

				Amount of Gain
	Amount of Gain		Location of	(Loss) Reclassified
	(Loss) Recognized		Gain (Loss)	from Regulatory
	in Regulatory		Reclassified	Asset/Liability
	Asset/Liability for		from Regulatory	into Income for
Derivatives Accounted for	Derivatives as of		Asset/Liability	the Year
Utilizing Regulatory Accounting	December 31,		into Income	Ended December 31,
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Natural gas futures contracts	$(78,990)	$37,448	Fuel	$(68,613)	$123,256
Purchased power	(1,001)	11,290	Purchased Power	(11,877)	20,901
Total	$(79,991)	$48,738		$(80,490)	$144,157

NOTE 8—Investments

Investments were as follows as of December 31, 2023 and 2022:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
December 31, 2023
Nuclear decommissioning trust (1)
Debt securities	$89,587	$—	$(11,626)	$77,961	$77,961
Equity securities	97,056	90,539	(5,231)	182,364	182,364
Cash and other	282	—	—	282	282
Total Nuclear Decommissioning Trust	$186,925	$90,539	$(16,857)	$260,607	$260,607

Other
Equity securities	$125	$12	$—	$137	$137
Non-marketable equity investments	2,177	2,262	—	4,439	2,177
Total Other	$2,302	$2,274	$—	$4,576	$2,314
					$262,921
December 31, 2022
Nuclear decommissioning trust (1)
Debt securities	$86,770	$—	$(13,083)	$73,687	$73,687
Equity securities	93,878	64,139	(6,699)	151,318	151,318
Cash and other	258	—	—	258	258
Total Nuclear Decommissioning Trust	$180,906	$64,139	$(19,782)	$225,263	$225,263

Other
Equity securities	$238	$41	$—	$279	$279
Non-marketable equity investments	2,158	2,182	—	4,340	2,158
Total Other	$2,396	$2,223	$—	$4,619	$2,437
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

Contractual maturities of debt securities as of December 31, 2023, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Other (1)	$—	$—	$77,961	$—	$77,961
Total	$—	$—	$77,961	$—	$77,961

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

NOTE 9—Regulatory Assets and Liabilities

In accordance with Accounting for Regulated Operations, we record regulatory assets and liabilities that result from our ratemaking. Our regulatory assets and liabilities as of December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$527	$787
Deferred asset retirement costs	197	214
NOVEC contract termination fee	12,234	14,681
Interest rate hedge	1,325	1,461
Deferred net unrealized losses on derivative instruments	79,991	—
PJM capacity performance event, net	—	20,106
Total Regulatory Assets	$94,274	$37,249

Regulatory Assets included in Current Assets:
Deferred energy	$—	$83,836

Regulatory Liabilities:
North Anna asset retirement obligation deferral	$68,419	$68,803
North Anna nuclear decommissioning trust unrealized gain	73,682	44,357
Unamortized gains on reacquired debt	—	54
Deferred net unrealized gains on derivative instruments	—	48,739
Total Regulatory Liabilities	$142,101	$161,953

Regulatory Liabilities included in Current Liabilities:
Deferred energy	$30,702	$—

The regulatory assets will be recognized as expenses concurrent with their collection through rates and the regulatory liabilities will be recognized as reductions to expenses concurrent with their return through rates.

Regulatory assets included in deferred charges and other assets are detailed as follows:

•
Unamortized losses on reacquired debt are the costs we incurred to purchase our outstanding indebtedness prior to its scheduled retirement. These losses are amortized over the life of the original indebtedness and will be fully amortized in 2028.
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
•
PJM capacity performance event, net. In December 2022, we incurred charges from PJM for a capacity performance event related to Winter Storm Elliott. On December 23 and 24, 2022, PJM issued two separate Performance Assessment Interval (“PAI”) events totaling approximately 23 hours. During a PAI event, owners of generating facilities, including ODEC, are subject to significant capacity performance charges if their generating facilities do not perform when called upon by PJM; and also are eligible for capacity performance bonus payments if those facilities perform in excess of their required capacity obligations. The capacity performance charges that PJM collects are redistributed to the PJM generators that are eligible for capacity performance bonus payments. During the Winter Storm Elliott PAI events, many PJM members, including ODEC, experienced forced outages and were unable to perform at times as a result of natural gas availability constraints and mechanical issues. Additionally, some PJM members, including ODEC, performed in excess of their required capacity obligations at times. As a result of the forced outages we experienced during the Winter Storm Elliott PAI events, in 2022, we recorded a $20.1 million liability for estimated capacity performance charges and established a regulatory asset to defer these charges. On December 19, 2023, FERC issued an order approving a settlement agreement that resolved 15 separate FERC complaints related to non-performance charges resulting from Winter Storm Elliott. As a result of the settlement, our total non-performance charges were reduced to $13.6 million, which were more than offset by capacity performance bonus payments of $18.3 million, resulting in a net regulatory liability of $4.7 million. The $4.7 million was both recorded and subsequently fully amortized in the fourth quarter of 2023 as a reduction to purchased power expense.

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
•
Unamortized gains on reacquired debt are the gains we recognized when we purchased our outstanding indebtedness prior to its scheduled retirement. These gains are amortized over the life of the original indebtedness and were fully amortized in 2023.
•
Deferred net unrealized gains on derivative instruments will be matched and recognized in the same period the expense is incurred for the hedged item.

Regulatory liabilities included in current liabilities are detailed as follows:

•
Deferred energy represents the net accumulation of over-collection of energy costs. We use the deferral method of accounting to recognize differences between our energy revenues collected from our member distribution cooperatives and our energy expenses. Over-collected deferred energy balances are returned to our member distribution cooperatives in subsequent periods.

NOTE 10—Long-term Debt

Long-term debt consists of the following:

	December 31,
	2023	2022
	(in thousands)
$250,000,000 principal amount of First Mortgage Bonds, 2017 Series A due 2037 at an interest rate of 3.33%	$175,000	$187,500
$260,000,000 principal amount of First Mortgage Bonds, 2015 Series A due 2044 at an interest rate of 4.46%	260,000	260,000
$72,000,000 principal amount of First Mortgage Bonds, 2015 Series B due 2053 at an interest rate of 4.56%	72,000	72,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series A due 2043 at an interest rate of 4.21%	50,000	50,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series B due 2053 at an interest rate of 4.36%	50,000	50,000
$90,000,000 principal amount of First Mortgage Bonds, 2011 Series A due 2040 at an interest rate of 4.83%	51,000	54,000
$165,000,000 principal amount of First Mortgage Bonds, 2011 Series B due 2040 at an interest rate of 5.54%	140,250	148,500
$95,000,000 principal amount of First Mortgage Bonds, 2011 Series C due 2050 at an interest rate of 5.54%	64,125	66,500
$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	52,080	62,496
$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	62,500	75,000
	976,955	1,025,996
Debt issuance costs	(4,369)	(4,788)
Current maturities	(49,041)	(49,041)
	$923,545	$972,167

As of December 31, 2023 and 2022, deferred gains and losses on reacquired debt totaled a net loss of approximately $0.5 million and $0.7 million, respectively. Deferred gains and losses on reacquired debt are deferred under regulatory accounting. See Note 9—Regulatory Assets and Liabilities.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ended December 31,	(in thousands)
2024	$49,041
2025	49,041
2026	49,041
2027	49,041
2028	49,041
2029 and thereafter	731,750
$976,955

The aggregate fair value of long-term debt was $900.4 million and $942.8 million as of December 31, 2023 and 2022, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

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

NOTE 11—Liquidity Resources

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. On December 7, 2023, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto, the issuers of letters of credit party thereto, and CFC, as administrative agent and swingline lender. Available funding under this facility totals $400 million and commitments under this syndicated credit agreement extend through December 7, 2028. As of December 31, 2023, we had outstanding under this facility $191.0 million in borrowings at a blended interest rate of 6.56%. As of December 31, 2022, we had outstanding under this facility $50.0 million in borrowings at an interest rate of 5.35%. As of December 31, 2023, we did not have any letters of credit outstanding under this facility and as of December 31, 2022, we had a $0.5 million letter of credit outstanding.

The credit agreement contains customary conditions to borrowing or the issuance of a letter of credit, representations and warranties and covenants. The credit agreement obligates us to maintain a debt to capitalization ratio of no more than 0.85 to 1.00 and to maintain a margins for interest ratio of no less than 1.10 times interest charges (calculated in accordance with our secured indenture as currently in effect). Obligations under the credit agreement may be accelerated following, among other things:

•
the failure to pay outstanding principal when due or other amounts, including interest, within five days after the due date;
•
a material misrepresentation;
•
a cross-payment default or cross-acceleration under specified indebtedness;
•
failure by us to perform any obligation relating to the credit agreement following, in some cases, specified cure periods;
•
bankruptcy or insolvency events;
•
invalidity of the credit agreement and related loan documentation or our assertion of invalidity; and
•
a failure by our member distribution cooperatives to pay amounts in excess of an agreed threshold owing to us beyond a specified cure period.

We are in compliance with the credit agreement.

NOTE 12—Employee Benefit Plans

Substantially all of our employees participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the IRC. It is considered a multi-employer plan under accounting standards. The legal name of the plan is the NRECA Retirement Security Plan; the employer identification number is 53–0116145, and the plan number is 333. Plan information is available publicly through the annual Form 5500, including attachments. The plan year is January 1 through December 31. In total, the NRECA Retirement Security Plan was over 80% funded on January 1, 2023 and 2022, based on the PPA funding target and PPA actuarial value of assets on those dates. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. In 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan and recorded this payment as a regulatory asset which was fully amortized in 2022. There has been no funding improvement plan or rehabilitation plan implemented nor is one pending, and we did not pay a surcharge to the plan for 2023.

Our required contribution to the NRECA Retirement Security Plan totaled $4.1 million, $4.0 million, and $4.0 million in 2023, 2022, and 2021, respectively. These totals include the required contribution to the Deferred Compensation Pension Restoration plan for years 2022 and 2021. The Deferred Compensation Restoration Plan was terminated in 2022. In each of these years, our contributions represented less than 5% of the total contributions made to the plan by all participating employers.

Beginning in 2019, we adopted the Executive Benefit Restoration Plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the NRECA Retirement Security Plan because of the IRC limitations. We have recorded a liability of $0.5 million in other liabilities.

Pension expense, inclusive of administrative fees, was $3.6 million, $5.4 million, and $5.5 million for 2023, 2022, and 2021, respectively. In 2023, pension expense included a credit of $1.0 million to remove the accrued benefit related to the Executive Pension Restoration Plan for our former President and CEO which was forfeited upon his resignation in September 2023. Pension expense for 2022 and 2021 includes $0.8 million related to the amortization of the voluntary prepayment regulatory asset.

We have a defined contribution 401(k) retirement plan and we match up to the first 2% of each participant’s base salary. Our matching contributions were $0.3 million in 2023, 2022, and 2021.

NOTE 13—Supplemental Cash Flows Information

Cash paid for interest, net of amounts capitalized, in 2023, 2022, and 2021, was $59.8 million, $53.0 million, and $53.3 million, respectively. Cash paid for income taxes was immaterial in 2023, 2022, and 2021. Accrued capital expenditures in 2023, 2022, and 2021 were $11.2 million, $2.7 million, and $2.7 million, respectively.

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

Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $16.2 billion of liability protection on a per site, per nuclear incident basis, via obligations required of owners of nuclear power plants, and allows for an inflationary provision adjustment every five years. During the fourth quarter of 2023, the total liability protection per nuclear incident available to all participants in the secondary financial protection program increased from $13.7 billion to $16.2 billion. This increase does not impact Virginia Power or our responsibility per active unit under the Price-Anderson Amendments Act of 1988. Owners of nuclear facilities could be assessed up to $166 million for each of their licensed reactors not to exceed $25 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. Virginia Power, the co-owner of North Anna, is responsible for operating North Anna. Under several of the nuclear insurance policies procured by Virginia Power to which we are a party, we are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies.

As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage. All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

Our share of the maximum retrospective premium assessments for the coverage assessments described above is estimated to be a maximum of $41.3 million as of December 31, 2023.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management has assessed our internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2023, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria. We have not identified any material weaknesses in our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1.

On March 12, 2024, our board of directors elected Mr. Cary J. Logan, Jr. as a member of the board of directors, effective March 12, 2024. Mr. Logan was recommended to the nominating committee by Mecklenburg Electric Cooperative to replace Mr. John C. Lee, Jr. Mr. Logan will serve on the power supply, strategic planning, human resources, and economic development committees.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

Robert A. Book, II (53). President and CEO of Delaware Electric Cooperative, Inc. since November 2022. Mr. Book served as Senior Vice President at Delaware Electric Cooperative, Inc. from 2020 to 2022 and as Vice President, Member Services from 2015 to 2020. Mr. Book has been a director of ODEC since December 2022.

Michael K. Brown (64). Executive Director of the National Association of State Conservation Agencies since 2010. Mr. Brown has been a director of ODEC since January 2022, and a director of Delaware Electric Cooperative, Inc. since 2011.

Paul H. Brown (78). Retired, formerly Vice President of Commercial Lending at Bank of Southside Virginia where he served from 1995 to 2012. Mr. Brown has been a director of ODEC since 2013 and a director of Prince George Electric Cooperative since 2008.

William K. Buchanan (55). CEO of BARC Electric Cooperative since May 2022. Mr. Buchanan served as President and CEO of Northwestern Rural Electric Cooperative from 2019 to 2022 and served as President and CEO of McDonough Telephone Cooperative from 2005 to 2019. Mr. Buchanan has been a director of ODEC since May 2022.

John J. Burke, Jr. (67). Associate broker at Gunther McClary Real Estate since 2004. Mr. Burke has been a director of ODEC since 2016 and a director of Choptank Electric Cooperative, Inc. since 2010.

Earl C. Currin, Jr. (80). Retired, formerly Provost at Southside Community College where he served from 1970 to 2007. Dr. Currin has been a director of ODEC since 2008 and a director of Southside Electric Cooperative since 1986.

E. Garrison Drummond (72). Retired, formerly an insurance agent with Drummond Insurance Agency, Inc. from 1984 to 2017. Mr. Drummond has been a director of ODEC since 2012 and a director of A&N Electric Cooperative since 2002.

Chad N. Fowler (45). Operations manager of Roger Fowler Sales and Service since 2000. Mr. Fowler has been a director of ODEC since 2016 and a director of Community Electric Cooperative since 2007.

Hunter R. Greenlaw, Jr. (78). President of G.L.M.G. General Contractors, a real estate development and general contracting company since 1974. Mr. Greenlaw has been a director of ODEC since 1991 and a director of Northern Neck Electric Cooperative since 1979.

Steven A. Harmon (62). President and CEO of Community Electric Cooperative since 2013. Mr. Harmon has been a director of ODEC since 2013.

John D. Hewa, Jr. (51). President and CEO of Rappahannock Electric Cooperative since 2020. Mr. Hewa served as COO of Rappahannock Electric Cooperative from January 2020 to August 2020 and served as Vice President Corporate Services from 2017 to 2019. Mr. Hewa served as CEO of Pedernales Electric Cooperative, Inc. from 2013 to 2017. Mr. Hewa has been a director of ODEC since 2020.

Bradley H. Hicks (53). President and CEO of Northern Neck Electric Cooperative since 2020. Mr. Hicks served as President and CEO of Habersham EMC from 2017 to 2019. Mr. Hicks served as Vice President, Engineering and Energy Innovations at Pedernales Electric Cooperative, Inc. from 2014 to 2017. Mr. Hicks has been a director of ODEC since 2020.

David J. Jones (75). Owner/operator of Big Fork Farms since 1970. Mr. Jones has been a director of ODEC since 1986 and a director of Mecklenburg Electric Cooperative since 1982.

Jason C. Loehr (45). President and CEO of Southside Electric Cooperative since August 2022. Mr. Loehr served as CFO at Southside Electric Cooperative from 2019 to 2022 and as Controller from 2014 to 2018. Mr. Loehr has been a director of ODEC since August 2022.

Cary J. Logan, Jr. (44). COO of Mecklenburg Electric Cooperative since May 2023. Mr. Logan served as President and CEO of Prince George Electric Cooperative from April 2019 to April 2023 and served as Vice President of Engineering from July 2015 to March 2019. Mr. Logan was a director of ODEC from April 2019 to April 2023 and has been a director of ODEC since March 2024.

Micheal E. Malandro (47). President and CEO of Choptank Electric Cooperative, Inc. since 2019. Mr. Malandro served as President and CEO of Prince George Electric Cooperative from 2015 to 2019. Mr. Malandro has been a director of ODEC since 2015.

Suzanne S. Obenshain (61). Owner of SBVA Properties, LLC. since 2005. Ms. Obenshain has been a director of ODEC since 2020 and a director of Shenandoah Valley Electric Cooperative since 2016.

Gregory S. Rogers (57). President and CEO of Shenandoah Valley Electric Cooperative since 2020. Mr. Rogers served as Acting CEO of Shenandoah Valley Electric Cooperative from April 2020 to July 2020 and as Vice President of Engineering and Operations from 2016 to 2020. Mr. Rogers has been a director of ODEC since 2020.

Keith L. Swisher (69). Owner/operator of Swisher Valley Farms, LLC since 1976. Mr. Swisher has been a director of ODEC since 2008 and a director of BARC Electric Cooperative since 1981.

Jesse R. Thomas, Jr. (63). Insurance salesperson at World Insurance since 2007. Mr. Thomas has been a director of ODEC since July 2022 and a director of Rappahannock Electric Cooperative since 2017.

Belvin Williamson, Jr. (60). President and CEO of A&N Electric Cooperative since 2016. Mr. Williamson has been a director of ODEC since 2016.

Sarat K. Yellepeddi (49). President and CEO of Prince George Electric Cooperative since April 2023. Mr. Yellepeddi served as COO of Prince George Electric Cooperative from 2019 to 2023. Mr. Yellepeddi has been a director of ODEC since 2023.

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

John C. Lee, Jr. (63). President and Chief Executive Officer of ODEC since February 6, 2024. On September 5, 2023, our board of directors appointed Mr. Lee as Interim President and Chief Executive Officer of ODEC, effective September 8, 2023. Mr. Lee served in that role until February 6, 2024, when he was appointed President and Chief Executive Officer of ODEC. From 2008 to February 2024, Mr. Lee served as a director of ODEC. Mr. Lee concurrently serves as the President and CEO of Mecklenburg Electric Cooperative, one of our member distribution cooperatives, a role he has held since 2008.

Bryan S. Rogers (55). Senior Vice President and Chief Financial Officer since July 2018. Mr. Rogers joined ODEC in 1996 and has held various accounting positions, including Vice President and Controller from 2007 to June 2018.

Christopher F. Cosby (49). Senior Vice President and Chief Operating Officer since December 12, 2023. Mr. Cosby served as Senior Vice President of Power Supply from March 2022 to December 2023. Mr. Cosby held the position of Vice President of Regulatory Affairs from 2021 to 2022 and held the position of Director of Asset Management from 2018 to 2021.

Micheal L. Hern (68). Senior Vice President and Chief Legal Officer from July 2019, when he joined ODEC, to December 31, 2023. Mr. Hern served as a partner and President Emeritus at LeClairRyan from December 2016 to July 2019 and as President of LeClairRyan from 2000 to December 2016. During this time at LeClairRyan, he performed legal services as outside general counsel to ODEC. Mr. Hern resigned as Senior Vice President and Chief Legal Officer effective December 31, 2023, and assumed an advisory role to ODEC.

Kirk D. Johnson (54). Senior Vice President of Member Engagement since February 2019. Mr. Johnson served as Senior Vice President of Government Relations at NRECA from 2011 to January 2019.

John M. Robb, III (43). Senior Vice President and Chief Legal Officer since January 1, 2024. Mr. Robb joined ODEC in March 2023 and held the position of Deputy Chief Legal Officer until December 31, 2023. Mr. Robb served as a partner at Miles & Stockbridge P.C. from September 2019 to February 2023 and served as Chief Legal Officer and COO at HMR Funding LLC from September 2017 to August 2019. Mr. Robb served as a partner and shareholder at LeClairRyan, P.C., and before that as an associate, from September 2006 to September 2017. During his time at Miles & Stockbridge P.C. and at LeClairRyan P.C., he performed legal services as outside counsel to ODEC.

Code of Ethics

We have a code of ethics which applies to all of our directors and employees, including our President and CEO, Senior Vice President and CFO, and Vice President and Controller. A copy of our code of ethics is available without charge by sending a written request to ODEC, Attention: Ms. Allyson B. Pittman, Vice President and Controller, 4201 Dominion Boulevard, Glen Allen, VA 23060.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General Philosophy

Our compensation philosophy has four objectives:

•
attract and retain a qualified, diverse workforce through a competitive compensation program;
•
provide equitable and fair compensation;
•
support our business strategy; and
•
ensure compliance with applicable laws and regulations.

Named Executive Officers

For fiscal year 2023, our named executive officers (“NEOs”) include the following six individuals:

•
John C. Lee, Jr., President and Chief Executive Officer
•
Bryan S. Rogers, Senior Vice President and Chief Financial Officer
•
Christopher F. Cosby, Senior Vice President and Chief Operating Officer
•
Micheal L. Hern, Senior Vice President and Chief Legal Officer
•
Kirk D. Johnson, Senior Vice President of Member Engagement
•
Marcus M. Harris, Former President and Chief Executive Officer

Total Compensation Package

We compensate our President and CEO and other executive officers through the use of a total compensation package, which includes base salary, competitive benefits, and the potential of a bonus. Historically, our President and CEO’s base salary is derived from salary data provided by a third party through a national compensation survey. The national compensation survey data includes data from the labor market for positions with similar responsibilities. Mr. Lee is being compensated utilizing a consulting services agreement during his engagement as President and CEO.

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

Process for Determining NEO Compensation

We have a committee of our board of directors, the executive committee, which recommends all compensation for our President and CEO to the entire board of directors. The entire board of directors then approves the compensation arrangements for the President and CEO. Our board of directors has delegated to our President and CEO, the authority to establish and adjust compensation for all employees other than himself. The compensation for all other employees, including executive officers other than the President and CEO, is approved by our President and CEO based upon market-based salary data. On an annual basis our board of directors reviews the performance and compensation of our President and CEO, and our President and CEO reviews the performance and compensation of the remaining executive officers. Our board of directors determined the compensation payable under the consulting services agreements for our President and CEO described under “Employment Agreement - President and CEO” below.

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

Severance Benefits

We believe that companies should provide reasonable severance benefits to the President and CEO. With respect to our President and CEO, these severance benefits reflect the fact that it may be difficult to find comparable employment within a short period of time. Historically, our President and CEO’s contractual rights to severance have been set forth in an employment agreement. See “Employment Agreement” below. None of our current executive officers have any contractual severance or termination benefits other than what is provided for under the retirement plans in which they participate and any unused vacation.

Plans

Retirement Plans

We participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the IRC. This plan is available to all employees, with limited exceptions, who work at least 1,000 hours per year. It is considered a multi-employer plan under accounting standards. Benefits, which accrue under the plan, are based upon the employee’s base annual salary as of November of the previous year. Mr. Lee is not an employee of ODEC and does not participate in benefit plans available to employees.

We also have a defined contribution 401(k) retirement plan that is available to all employees in regular positions. Under the 401(k) plan for 2023, employees could elect to have up to 100% or $22,500, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. We match up to the first 2% of each participant’s base salary. Also, a catch-up contribution is available for participants in the plan once they attain age 50. The maximum catch-up contribution for 2023 was $7,500.

In addition, we have a non-qualified executive deferred compensation plan (the “Deferred Compensation Plan”). Our board of directors, at its discretion, determines who may participate in the Deferred Compensation Plan as well as an annual contribution, if any, up to the maximum amount permitted under IRC Section 457(b). Employees with the title of Vice President and above may participate in this plan. We made a $22,500 contribution to the plan for the benefit of our former President and CEO in 2023. See “Deferred Compensation Plan” below. The balance in the Deferred Compensation Plan for our former President and CEO was transferred to his new employer in 2023.

Pension Restoration Plan

We participate in the Executive Benefit Restoration Plan to provide a supplemental benefit for executive officers who would have a reduction in the pension benefit from the NRECA Retirement Security Plan because of IRC limitations. Our Senior Vice President and CFO, Senior Vice President and COO, Senior Vice President and CLO, and Senior Vice President of Member Engagement are currently the only participants in this plan. Our former President and CEO forfeited his pension restoration benefit upon his resignation in 2023.

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our President and CEO receives during contract discussions with him. Mr. Harris was entitled to an automobile allowance, which amounted to $15,158 in 2023.

The executive officers, other than Mr. Lee, participate in our other benefit plans on the same terms as other employees. These plans include the defined benefit pension plan, the 401(k) plan, medical insurance, life insurance and accidental death and dismemberment, long-term disability, medical reimbursement and dependent care flexible spending accounts, health savings account, fitness facility membership, vacation, holiday, and sick leave. Relocation benefits are reimbursed for all employees who transfer to another location at the request or convenience of ODEC in accordance with our relocation policy. We believe these benefits are customary for similar employers.

Change in Control

We have no arrangements with any other NEOs that increase or decrease any amounts payable to him as a result of a change in control.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our NEOs for services rendered to us in all capacities during each of the last three fiscal years. The table also identifies the principal capacity in which each of these executives served.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value and Non-qualified Deferred Compensation Earnings (1)		All Other Compen-sation (2)	Total
John C. Lee, Jr. (3)	2023	$240,000	$—	$—	(6)	$4,500	$244,500
President and CEO

Bryan S. Rogers	2023	396,141	—	—	(6)	6,600	402,741
Senior Vice President and CFO	2022	365,688	—	237,860		6,100	609,648
	2021	337,366	2,000	485,560		5,800	830,726

Christopher F. Cosby (4)	2023	349,735	—	—	(6)	6,600	356,335
Senior Vice President and COO	2022	298,246	—	115,528		5,946	419,720

Micheal L. Hern	2023	353,491	—	31,791		6,600	391,882
Senior Vice President and CLO	2022	327,622	—	84,536		6,100	418,258
	2021	313,635	—	99,505		5,800	418,940

Kirk D. Johnson	2023	372,845	—	—	(6)	6,600	379,445
Senior Vice President of Member Engagement	2022	358,850	—	113,563		6,100	478,513
	2021	344,999	—	319,797		5,800	670,596

Marcus M. Harris (5)	2023	1,167,084	—	—	(6)	44,258	1,211,342
Former President and CEO	2022	935,773	—	232,557		33,252	1,201,582
	2021	786,625	—	272,482		29,137	1,088,244

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
(2)
See the All Other Compensation table below.
(3)
Mr. Lee was appointed Interim President and CEO effective September 8, 2023, and is compensated as a consultant. The amount in the salary column represents the consulting services fees we paid to him in 2023.
(4)
Mr. Cosby was appointed Senior Vice President and COO effective December 12, 2023. Mr. Cosby was promoted to Senior Vice President of Power Supply effective March 2, 2022.
(5)
Mr. Harris resigned as President and CEO of ODEC effective September 8, 2023, and continued as an employee and advisor to the Interim President and CEO until October 31, 2023.
(6)
The Change in Pension Value and Non-qualified Deferred Compensation Earnings for 2023 was a negative value for 2023 for Mr. Rogers, Mr. Cosby, Mr. Johnson, and Mr. Harris and is not included in the Total in the table above. The 2023 value for Mr. Rogers was $(345,348). The 2023 value for Mr. Cosby was $(13,633). The 2023 value for Mr. Johnson was $(401,833). The 2023 value for Mr. Harris was $(114,285) and does not include a value for the Executive Benefit Restoration plan because he forfeited that benefit when he resigned. Mr. Lee does not participate in any ODEC employee benefit plans.

The following table sets forth information concerning all other compensation awarded to, earned by, or paid to our NEOs during 2023.

ALL OTHER COMPENSATION

Name	Matching Contributions under 401(k) Plan	Contributions under Deferred Compensation Plan	Perquisites and other personal benefits	Total
John C. Lee, Jr. (1)	$—	$—	$4,500	$4,500
Bryan S. Rogers	6,600	—	—	6,600
Christopher F. Cosby	6,600	—	—	6,600
Micheal L. Hern	6,600	—	—	6,600
Kirk D. Johnson	6,600	—	—	6,600
Marcus M. Harris (2)	6,600	22,500	15,158	44,258

(1)
Mr. Lee does not participate in any employee benefit plans. Perquisites include an automobile allowance of $4,500.
(2)
For Mr. Harris, perquisites include an automobile allowance of $15,158.

Potential Payments upon Termination or Change in Control

Except for Mr. Lee, none of our NEOs have any contractual termination benefits other than as provided under the retirement plans in which they participate and none of our NEOs have any change in control benefits.

Employment Agreement

Except for our President and CEO, we do not have employment agreements with our NEOs or Vice President and Controller.

President and CEO

We have entered into consulting services agreements with Mr. Lee for his service as President and CEO.

On October 10, 2023, in connection with Mr. Lee's initial appointment as our Interim President and CEO, we entered into a consulting services agreement for a term beginning September 8, 2023, until February 6, 2024, when Mr. Lee was appointed President and CEO. The agreement provided that Mr. Lee would receive monthly compensation of $80,000. The agreement also provided for the reimbursement of all reasonable expenses incurred on ODEC's behalf; an automobile allowance of $1,500 per month; and a housing allowance in a reasonable amount for a short-term rental of furnished executive housing. The agreement also contained customary confidentiality obligations, which are not limited by the term of the agreement, and did not provide for any potential severance payments in the event of a termination. Mr. Lee was an independent contractor of ODEC and was solely responsible for all federal, state, and local taxes. As an independent contractor, he was not eligible to participate in any benefit plans available to employees of ODEC.

On February 9, 2024, we entered into a new consulting services agreement with Mr. Lee for a term beginning February 6, 2024, through December 31, 2025. If the agreement is terminated by ODEC without cause, Mr. Lee will receive a lump sum payment equal to the remaining unpaid amount through December 31, 2025. The agreement provides that he will receive monthly compensation of $125,000; reimbursement of all reasonable expenses incurred on ODEC's behalf; an automobile allowance of $1,500 per month; and a housing allowance in a reasonable amount for a short-term rental of furnished executive housing. If the agreement is terminated by ODEC without cause, Mr. Lee will receive a lump sum payment equal to the remaining unpaid amount through December 31, 2025. Based upon a hypothetical termination without cause with an effective date of February 6, 2024 (the effective date of the agreement), Mr. Lee would have been entitled to receive a lump sum payment of $2,887,690, based on his monthly compensation. The agreement also contains customary confidentiality obligations which are not limited by the term of the agreement. Mr. Lee will be an independent contractor of ODEC and will not be eligible to participate in any benefit plans available to employees of ODEC. Mr. Lee will be solely responsible for all federal, state, and local taxes relating to amounts paid to him under the agreement. Under the agreement, Mr. Lee or ODEC may terminate the agreement upon determination that a material conflict of interest exists. The prior consulting services agreement between Mr. Lee and ODEC was terminated and superseded by this agreement.

Former President and CEO

We had an employment agreement with our former President and CEO. On August 30, 2023, Mr. Harris gave notice of his resignation as President and CEO from ODEC without good reason (as defined in his employment agreement) and did not receive any severance benefits, other than what is provided for under the retirement plans in which he participated and any unused vacation. Mr. Harris ceased serving as President and CEO of ODEC on September 8, 2023, but continued as an employee and advisor to the Interim President and CEO of ODEC through October 31, 2023.

Other Executive Officers

Based upon a hypothetical termination date of December 31, 2023, Mr. Rogers, Mr. Cosby, Mr. Hern, and Mr. Johnson would only be entitled to the benefits accrued under the retirement plans in which they participate, and any unused vacation. See “Plans” above and “Defined Benefit Plans” below for more information as to the benefits that would be paid under the retirement plans in which they participate. Mr. Lee does not participate in any of these plans.

Defined Benefit Plans

The following table lists the estimated values under the NRECA Retirement Security Plan, the Deferred Compensation Pension Restoration Plan, and the Executive Benefit Restoration Plan as of December 31, 2023. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits was limited to $330,000, effective January 1, 2023.

PENSION BENEFITS (1)

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Year
John C. Lee, Jr. (2)	NRECA Retirement Security Plan	—	$—	$—
	Executive Benefit Restoration Plan	—	—	—

Bryan S. Rogers	NRECA Retirement Security Plan	26.33	1,558,470	—
	Executive Benefit Restoration Plan	26.33	171,238	—

Christopher F. Cosby (3)	NRECA Retirement Security Plan	4.67	143,822	—
	Executive Benefit Restoration Plan	4.67	643	—

Micheal L. Hern	NRECA Retirement Security Plan	3.42	242,694	—
	Executive Benefit Restoration Plan	3.42	8,567	—

Kirk D. Johnson (4)	NRECA Retirement Security Plan	21.00	1,113,145	—
	Executive Benefit Restoration Plan	4.92	55,879	—

Marcus M. Harris (5)	NRECA Retirement Security Plan	7.83	346,446	—
	Executive Benefit Restoration Plan	—	—	—

(1)
Numerical amounts in this table were computed as of December 31, 2023, and the present value amounts were determined using the same assumptions used for financial reporting purposes.
(2)
Mr. Lee was appointed President and CEO of ODEC on February 6, 2024. Mr. Lee held the position of Interim President and CEO of ODEC, from September 8, 2023, to February 6, 2024. Mr. Lee is an independent contractor of ODEC and is not eligible to participate in any benefit plans available to employees of ODEC.
(3)
Mr. Cosby became an executive officer in March 2022.
(4)
Mr. Johnson participated in the NRECA Retirement Security Plan with a former employer and earned 16.08 years of credited service with his former employer and earned 4.92 years of credited service with ODEC.
(5)
Mr. Harris resigned as President and CEO of ODEC effective September 8, 2023 and continued as an employee and advisor to the Interim President and CEO through October 31, 2023. Mr. Harris participated in the NRECA Retirement Security Plan with a former employer and earned 2.33 years of credited service with the former employer and earned 5.50 years of credited service with ODEC.

The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for social security or other offset amounts. The participant’s annual pension at his or her normal retirement date, currently age 62 under the plan, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service. The multiplier was 1.7% commencing January 1, 1992. The number of years of credited service is as of the end of the current year for each of the named executives. The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum. The lump sum amounts are calculated using the 30-year Treasury rate (3.99% for 2023) and the PPA three segment yield rates (5.09%, 5.60%, and 5.41% for 2023) and the required Internal Revenue Service mortality table for lump sum payments (Group Annuity Reserving 1994, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and PPA Retirement Plan 2000 at 2023 combined unisex 50%/50% mortality in combination with the PPA rates). Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

The Executive Benefit Restoration Plan is intended to provide a supplemental benefit for employees who would have had a reduction in their pension benefit because of IRC limitations.

Deferred Compensation Plan

In 2006, we adopted the Deferred Compensation Plan, a non-qualified plan, for the purposes of allowing participants to defer their compensation and providing supplemental deferred compensation within the statutory maximums permitted under IRC Section 457(b). Our board of directors determined that, beginning in 2019, employees with the title of Vice President and above may participate in this plan. In 2023, Mr. Rogers, Mr. Cosby, and Mr. Harris were the only NEOs who participated in the plan. In 2022, Mr. Cosby began participating in this plan and made a contribution. In accordance with Mr. Harris' employment contract, in 2022, ODEC made a contribution of $22,500 to the Deferred Compensation Plan for the benefit of Mr. Harris. Under the Deferred Compensation Plan, annual deferrals cannot exceed the lesser of 100% of a participant's annual compensation or $22,500 for 2023, adjusted by and subject to specified tax laws, during any year in which we are exempt from federal income taxation. Amounts credited to the participants under the Deferred Compensation Plan will be credited with earnings or losses equal to those made by an investment in one or more funds of a specified regulated investment company designated by the participant.

The following table sets forth the non-qualified deferred compensation paid to our NEOs in 2023:

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Gains/(Losses) in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
John C. Lee, Jr. (2)	$—	$—	$—	$—	$—
Bryan S. Rogers	13,501	—	1,612	—	15,113
Christopher F. Cosby	17,878	—	2,487	—	35,259
Micheal L. Hern	—	—	—	—	—
Kirk D. Johnson	—	—	—	—	—
Marcus M. Harris (3)	—	22,500	10,975	257,051	—
(1)
For Mr. Harris, includes a $22,500 ODEC contribution to the Deferred Compensation Plan, which is included in the Summary Compensation table in the “All Other Compensation” column.
(2)
Mr. Lee was initially appointed Interim President and CEO of ODEC, with an effective date of September 8, 2023. Mr. Lee is an independent contractor of ODEC and is not eligible to participate in any benefit plans available to ODEC employees.
(3)
For Mr. Harris, includes a balance of $74,486 which was transferred to ODEC from his former employer, and $71,104 which was previously reported as compensation to Mr. Harris in our Summary Compensation Table for fiscal years prior to fiscal year 2022. The balance of $257,051 was transferred to his new employer in December 2023.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”). During 2023, our outside directors were compensated with a monthly retainer of $4,200 and were also paid for meetings and other official activities at a per diem rate of $500 per full day and $250 per partial day and for teleconferences, if such meetings or other official activities occurred outside the normal board of directors meeting dates. Effective January 1, 2024, the per diem rate will be $700 per full day and $350 per partial day. Our directors receive no other compensation from us. We do not provide our directors pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options. The following table sets forth the compensation we paid to our outside directors in 2023:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total
Michael K. Brown	$51,900	$51,900
Paul H. Brown	51,650	51,650
John J. Burke, Jr.	51,900	51,900
Earl C. Currin, Jr.	50,400	50,400
E. Garrison Drummond	50,400	50,400
Chad N. Fowler	50,400	50,400
Hunter R. Greenlaw, Jr.	52,150	52,150
David J. Jones	51,900	51,900
Suzanne S. Obenshain	50,650	50,650
Keith L. Swisher	51,650	51,650
Jesse R. Thomas	51,400	51,400
	$564,400	$564,400

Compensation Committee Interlocks and Insider Participation

As described above, the executive committee of our board of directors establishes and the full board of directors approves all compensation and awards paid to our President and CEO. Our board of directors has delegated to our President and CEO, the authority to establish and adjust compensation for all employees other than himself. Other than the exception noted below, no member of our board of directors is or previously was an officer or employee of ODEC or is or has engaged in transactions with ODEC. Mr. John C. Lee, Jr. was an employee of ODEC from 1992 to 2007 when he left his position as Vice President of Member and External Relations to become the President and CEO of Mecklenburg Electric Cooperative, one of our member distribution cooperatives. On September 8, 2023, Mr. Lee became ODEC's Interim President and CEO and effective February 6, 2024, Mr. Lee was appointed ODEC's President and CEO. All of our directors are employees or directors of our member distribution cooperatives.

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

CEO Pay Ratio

The annualized total compensation of Mr. John C. Lee, Jr., our President and CEO, for 2023 was $978,000. Based on reasonable estimates, the median annual total compensation of all of our employees, excluding our President and CEO, was $143,204 for 2023. Accordingly, for 2023, the ratio of the total compensation of our President and CEO to the median of the annual total compensation of all of our other employees was 6.8 to 1. The annualized total compensation for Mr. Lee utilizing his consulting services agreement effective February 6, 2024, would result in annual total compensation of $1,518,000, and accordingly, utilizing that value for 2023, the ratio of the total compensation of our President and CEO to the median of the annual total compensation of all of our other employees would have been 10.6 to 1.

We identified our median employee based on salary earned in 2023 by each individual who was employed by us on November 15, 2023. We annualized the salary of all permanent employees who were not employed through the entire year.

Compensation Committee Report

The executive committee serves as the compensation committee of the board of directors and has reviewed and discussed with the management of ODEC the contents of the Compensation Discussion and Analysis section and, based on such review and discussion, has recommended to the board of directors its inclusion in this Annual Report on Form 10-K.

Steven A. Harmon, Chair
Michael K. Brown
Paul H. Brown
Hunter R. Greenlaw, Jr.
Micheal E. Malandro
Gregory S. Rogers

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

There are no related person transactions in 2023 that the SEC would require to be reported under its rules. In accordance with our code of ethics, all directors are prohibited from participating in any activity or association that creates or appears to create a conflict between their personal interest and our business interests unless approved after full and fair disclosure of the relevant facts. Directors must obtain approval from the board of directors for any such transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent registered public accounting firm during 2023. The following table presents fees for services provided by Ernst & Young LLP for the two most recent fiscal years. All Audit, Audit-Related, and Tax Fees shown below were pre-approved by the audit committee in accordance with its established procedures.

	2023	2022
Audit Fees (1)	$383,000	$376,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	9,725	9,167
All Other Fees	—	—
Total	$392,725	$385,167

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

For fiscal years 2023 and 2022, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.

Audit Committee Preapproval Process for the Engagement of Auditors

All audit, tax, and other services to be performed by Ernst & Young LLP for us must be pre-approved by the audit committee. The audit committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Pre-approval is granted usually at regularly scheduled meetings. During 2023 and 2022, all services performed by Ernst & Young LLP were pre-approved by the audit committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

*10.10 Second Amended and Restated Credit Agreement, dated as of December 7, 2023, among Old Dominion Electric Cooperative, the lenders party thereto, the Issuing Lenders party thereto, and National Rural Utilities Cooperative Finance Corporation, as Administrative Agent and Swingline Lender (filed as exhibit 10.1 to the Registrant’s Form 8-K dated December 7, 2023, File No. 000-50039, on December 13, 2023).

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

*†10.17 Employment letter, dated January 14, 2022, of Old Dominion Electric Cooperative and agreed and accepted by Christopher F. Cosby (filed as exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 2021 No. 000-50039, on March 16, 2022).

*†10.18 Consulting Services Agreement, dated October 10, 2023, and effective September 8, 2023,between Old Dominion Electric Cooperative and John C. Lee, Jr., as Interim President and CEO (filed as exhibit 10.1 to the Registrant's Form 8-K Dated October 10, 2023, No. 000-50039, on October 13, 2023).

*†10.19 Consulting Services Agreement, dated February 9, 2024, and effective February 6, 2024,between Old Dominion Electric Cooperative and John C. Lee, Jr., as President and CEO (filed as exhibit 10.1 to the Registrant's Form 8-K Dated February 6, 2024, No. 000-50039, on February 12, 2024).

†10.20 Employment letter, dated December 13 2023, of Old Dominion Electric Cooperative and agreed and accepted by John M. Robb.

*†10.21 Executive Deferred Compensation Plan, dated June 30, 2006, adopted on December 18, 2006 (filed as exhibit 10.2 to the Registrant’s Form 8-K File No. 000-50039, on December 21, 2006).

*†10.22 Amended and Restated Deferred Compensation Pension Restoration Plan effective January 1, 2015 (filed as exhibit 10.42 to the Registrant's Form 10-K for the year ended December 31, 2014, File No. 000-50039, on March 11, 2015).

*†10.23 Executive Benefit Restoration Plan effective April 9, 2019 (filed as exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2019, File No. 000-50039, on March 11, 2020).

*10.24 Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit 10.27 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992). (P)

*10.25 Extension Agreement (filed as exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 2019, File No. 000-50039, on March 11, 2020).

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

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)

32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. § 1350

32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. § 1350

101.INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

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

Old Dominion Electric Cooperative Registrant

By:	/s/ John C. Lee, Jr.
John C. Lee, Jr. President and Chief Executive Officer

Date: March 12, 2024

Signature	Title

/s/ John C. Lee, Jr.	President and Chief Executive Officer (Principal executive officer)
John C. Lee, Jr.

/s/ Bryan S. Rogers	Senior Vice President and Chief Financial Officer
Bryan S. Rogers	(Principal financial officer)

/s/ Allyson B. Pittman	Vice President and Controller (Principal accounting officer)
Allyson B. Pittman

Director
Robert A. Book, II

/s/ Michael K. Brown	Director
Michael K. Brown

/s/ Paul H. Brown	Director
Paul H. Brown

/s/ William K. Buchanan	Director
William K. Buchanan

/s/ John J. Burke, Jr.	Director
John J. Burke, Jr.

/s/ Earl C. Currin, Jr.	Director
Earl C. Currin, Jr.

/s/ E. Garrison Drummond	Director
E. Garrison Drummond

/s/ Chad N. Fowler	Director
Chad N. Fowler

/s/ Hunter R. Greenlaw, Jr.	Director
Hunter R. Greenlaw, Jr.

/s/ Steven A. Harmon	Director
Steven A. Harmon

/s/ John D. Hewa, Jr.	Director
John D. Hewa, Jr.

/s/ Bradley H. Hicks	Director
Bradley H. Hicks

/s/ David J. Jones	Director
David J. Jones

/s/ Jason C. Loehr	Director
Jason C. Loehr

Director
Cary J. Logan, Jr.

/s/ Micheal E. Malandro	Director
Micheal E. Malandro

/s/ Suzanne S. Obenshain	Director
Suzanne S. Obenshain

/s/ Gregory S. Rogers	Director
Gregory S. Rogers

/s/ Keith L. Swisher	Director
Keith L. Swisher

/s/ Jesse R. Thomas, Jr.	Director
Jesse R. Thomas, Jr.

/s/ Belvin Williamson, Jr.	Director
Belvin Williamson, Jr.

/s/ Sarat K. Yellepeddi	Director
Sarat K. Yellepeddi

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

ODEC does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2023. Accordingly, ODEC will not file an annual report with the Securities and Exchange Commission.