Form 10-Q
period 2024-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2024-05-14
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Securities registered pursuant to Section 12(b) of the Act: NONE

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC

Clover	Clover Power Station

EPA	Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States

Louisa	Louisa Power Station

Marsh Run	Marsh Run Power Station

MMBTU	One Million British Thermal Units

MWh	Megawatt hour(s)

North Anna	North Anna Nuclear Power Station

NYMEX	New York Mercantile Exchange

ODEC, We, Our, Us	Old Dominion Electric Cooperative

PJM	PJM Interconnection, LLC

TEC	TEC Trading, Inc.

Wildcat Point	Wildcat Point Generation Facility

XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,568,949	$2,566,211
Less accumulated depreciation	(1,188,824)	(1,173,293)
Net Property, plant, and equipment	1,380,125	1,392,918
Nuclear fuel, at amortized cost	14,067	16,340
Construction work in progress	88,893	80,088
Net Electric Plant	1,483,085	1,489,346
Investments:
Nuclear decommissioning trust	274,836	260,607
Unrestricted investments and other	2,297	2,314
Total Investments	277,133	262,921
Current Assets:
Cash and cash equivalents	27,474	31,284
Accounts receivable	5,458	3,371
Accounts receivable–members	101,098	108,160
Fuel, materials, and supplies	136,164	135,445
Prepayments and other	17,843	22,714
Total Current Assets	288,037	300,974
Deferred Charges and Other Assets:
Regulatory assets	84,065	94,274
Other assets	83,468	84,835
Total Deferred Charges and Other Assets	167,533	179,109
Total Assets	$2,215,788	$2,232,350
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$491,825	$488,635
Non-controlling interest	6,633	6,586
Total Patronage capital and Non-controlling interest	498,458	495,221
Long-term debt	923,642	923,545
Revolving credit facility	135,000	191,000
Total Long-term debt and Revolving credit facility	1,058,642	1,114,545
Total Capitalization	1,557,100	1,609,766
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	56,079	75,106
Accounts payable–members	95,968	44,540
Accrued expenses	18,807	6,321
Deferred energy	17,778	30,702
Total Current Liabilities	237,673	205,710
Deferred Credits and Other Liabilities:
Asset retirement obligations	198,319	196,747
Regulatory liabilities	154,686	142,101
Other liabilities	68,010	78,026
Total Deferred Credits and Other Liabilities	421,015	416,874
Total Capitalization and Liabilities	$2,215,788	$2,232,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating Revenues	$271,484	$275,913
Operating Expenses:
Fuel	57,566	65,828
Purchased power	108,512	111,241
Transmission	49,863	42,069
Deferred energy	(12,924)	(10,726)
Operations and maintenance	17,963	18,658
Administrative and general	12,264	10,817
Depreciation and amortization	17,497	17,263
Amortization of regulatory asset/(liability), net	12	(294)
Accretion of asset retirement obligations	1,571	1,518
Taxes, other than income taxes	2,418	2,258
Total Operating Expenses	254,742	258,632
Operating Margin	16,742	17,281
Other income (expense), net	56	(55)
Investment income	1,874	1,392
Interest charges, net	(15,418)	(15,268)
Income taxes	(16)	(65)
Net Margin including Non-controlling interest	3,238	3,285
Non-controlling interest	(48)	(157)
Net Margin attributable to ODEC	3,190	3,128
Patronage Capital - Beginning of Period	488,635	476,082
Patronage Capital - End of Period	$491,825	$479,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$3,238	$3,285
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	17,497	17,263
Other non-cash charges	3,941	4,400
Change in current assets	9,127	8,174
Change in deferred energy	(12,924)	(10,726)
Change in current liabilities	51,248	(64,296)
Change in regulatory assets and liabilities	9,605	(61,510)
Change in deferred charges and other assets and deferred credits and other liabilities	(8,656)	23,588
Net Cash Provided by (Used for) Operating Activities	73,076	(79,822)
Investing Activities:
Increase in other investments	(1,016)	(751)
Electric plant additions	(19,870)	(12,420)
Net Cash Used for Investing Activities	(20,886)	(13,171)
Financing Activities:
Draws on revolving credit facility	68,000	421,500
Repayments on revolving credit facility	(124,000)	(326,500)
Net Cash (Used for) Provided by Financing Activities	(56,000)	95,000
Net Change in Cash and Cash Equivalents	(3,810)	2,007
Cash and Cash Equivalents - Beginning of Period	31,284	15,213
Cash and Cash Equivalents - End of Period	$27,474	$17,220

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2024, our consolidated results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The consolidated results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $6.6 million as of March 31, 2024 and December 31, 2023. TEC's assets are utilized to settle TEC's liabilities. The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$77,504	$77,504	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	197,332	—	—	—
Unrestricted investments and other (3)	120	—	120	—
Derivatives - gas and power (4)	1,918	—	1,918	—
Total financial assets	$276,874	$77,504	$2,038	$—

Derivatives - gas and power (4)	$67,008	$62,449	$1,786	$2,773
Total financial liabilities	$67,008	$62,449	$1,786	$2,773

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$78,243	$78,243	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	182,364	—	—	—
Unrestricted investments and other (3)	137	—	137	—
Derivatives - gas and power (4)	441	—	441	—
Total financial assets	$261,185	$78,243	$578	$—

Derivatives - gas and power (4)	$77,001	$65,285	$10,715	$1,001
Total financial liabilities	$77,001	$65,285	$10,715	$1,001

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
(4)
Derivatives - gas and power represent natural gas futures contracts (Level 1 and Level 2) and financial transmission rights (Level 3). Level 1 are indexed against NYMEX. Level 2 are valued by ACES using observable market inputs for similar transactions. Level 3 are valued by ACES using unobservable market inputs, including situations where there is little market activity. Sensitivity in the market price of financial transmission rights could impact the fair value. For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.

3.
Derivatives and Hedging

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation. In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk. To manage this exposure, we utilize derivative instruments. See Note 1 of the Notes to Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating activities section of our Condensed Consolidated Statements of Cash Flows.

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of March 31,	As of December 31,
Commodity	Unit of Measure	2024	2023
Natural gas	MMBTU	115,230,000	111,070,000
Purchased power - financial transmission rights	MWh	6,282,721	9,382,175

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of March 31,	As of December 31,
	Balance Sheet Location	2024	2023
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$1,918	$441
Total Derivatives in an asset position		$1,918	$441

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$64,235	$76,000
Financial transmission rights	Other liabilities	2,773	1,001
Total Derivatives in a liability position		$67,008	$77,001

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three Months Ended March 31, 2024 and 2023

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified from
	(Loss) Recognized		Gain (Loss)	Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended
Regulatory Accounting	March 31,		into Income	March 31,
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Natural gas futures contracts	$(67,687)	$(18,054)	Fuel	$(22,484)	$(33,587)
Purchased power	(2,773)	1,567	Purchased power	(7,849)	(9,690)
Total	$(70,460)	$(16,487)		$(30,333)	$(43,277)

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

4.
Investments

Investments were as follows as of March 31, 2024 and December 31, 2023:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
March 31, 2024
Nuclear decommissioning trust (1)
Debt securities	$90,356	$—	$(13,077)	$77,279	$77,279
Equity securities	97,384	103,457	(3,509)	197,332	197,332
Cash and other	225	—	—	225	225
Total Nuclear decommissioning trust	$187,965	$103,457	$(16,586)	$274,836	$274,836

Other
Equity securities	$100	$20	$—	$120	$120
Non-marketable equity investments	2,177	2,165	—	4,342	2,177
Total Other	$2,277	$2,185	$—	$4,462	$2,297
					$277,133
December 31, 2023
Nuclear decommissioning trust (1)
Debt securities	$89,587	$—	$(11,626)	$77,961	$77,961
Equity securities	97,056	90,539	(5,231)	182,364	182,364
Cash and other	282	—	—	282	282
Total Nuclear decommissioning trust	$186,925	$90,539	$(16,857)	$260,607	$260,607

Other
Equity securities	$125	$12	$—	$137	$137
Non-marketable equity investments	2,177	2,262	—	4,439	2,177
Total Other	$2,302	$2,274	$—	$4,576	$2,314
					$262,921

(1)
Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3 of the Notes to Consolidated Financial Statements in our 2023 Annual Report on Form 10-K. Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or regulatory asset, respectively.

Contractual maturities of debt securities as of March 31, 2024, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$77,279	$—	$77,279
Total	$—	$—	$77,279	$—	$77,279

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.
Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Available funding under this facility totals $400 million and commitments under this syndicated credit agreement extend through December 7, 2028. As of March 31, 2024 and December 31, 2023, we had outstanding under this facility $135.0 million and $191.0 million in borrowings, respectively.

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

Our operating revenues for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$144,625	$156,839
Renewable energy credits	110	83
Demand revenues	115,694	103,698
Total Formula rate revenues	260,429	260,620
Market-based rates:
Energy revenues	7,452	3,485
Demand revenues	1,285	541
Total Market-based rates revenues	8,737	4,026

Total Member distribution cooperatives revenues	269,166	264,646

Non-members:
Energy revenues (1)	1,346	11,267
Renewable energy credits	972	—
Total Non-members revenues	2,318	11,267

Total Operating revenues	$271,484	$275,913

(1)
TEC did not have sales to non-members after first quarter 2023. TEC’s sales to non-members were $8.9 million for the three months ended March 31, 2023.

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

Critical Accounting Policies

As of March 31, 2024, there have been no significant changes in our critical accounting policies as disclosed in our 2023 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three months ended March 31, 2024, as compared to the same period in 2023, were primarily impacted by the decreases to our total energy rate charged to our member distribution cooperatives - formula rate, the decrease in fuel expense, and the increase in transmission expense.

•
Total revenues from sales to our member distribution cooperatives were relatively flat for the three months ended March 31, 2024. Formula rate energy revenues decreased 7.8% due to decreases in our total energy rate, partially offset by the 16.5% increase in energy sales in MWh to our member distribution cooperatives - formula rate. Formula rate demand revenues increased 11.6% substantially due to changes in PJM charges for network transmission services.
•
Fuel expense decreased 12.6%, due to the 30.9% decrease in generation from our owned facilities, partially offset by the 26.5% increase in the average cost of fuel. The average cost of fuel includes realized losses on our natural gas futures contracts of $22.5 million and $33.6 million, for the three months ended March 31, 2024 and 2023, respectively.

•
Transmission expense increased 18.5%, primarily due to changes in PJM charges for network transmission services.

Factors Affecting Results

For a comprehensive discussion of factors affecting results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results” in Item 7 in our 2023 Annual Report on Form 10-K.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Margin Stabilization adjustment	$7,883	$4,540

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 in our 2023 Annual Report on Form 10-K.

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

The heating and cooling degree days for the three months ended March 31, 2024, were as follows:

	Three Months Ended March 31,
	2024	2023	Change
Heating degree days	1,773	1,558	13.8%
Cooling degree days	—	—	—

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024		2023
	(in MWh and percentages)
Generated:
Wildcat Point	511,275	13.9%	1,134,560	33.3%
North Anna	413,783	11.3	489,956	14.4
Clover	176,885	4.8	35,489	1.0
Louisa	47,703	1.3	18,616	0.6
Marsh Run	24,833	0.7	20,939	0.6
Distributed Generation	313	—	307	—
Total Generated	1,174,792	32.0	1,699,867	49.9
Purchased:
Other than renewable:
Long-term and short-term	1,053,448	28.7	1,011,718	29.7
Spot market	1,237,572	33.7	451,660	13.3
Total Other than renewable	2,291,020	62.4	1,463,378	43.0
Renewable (1)	205,892	5.6	242,742	7.1
Total Purchased	2,496,912	68.0	1,706,120	50.1
Total Available Energy	3,671,704	100.0%	3,405,987	100.0%

(1)
Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates charged to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch direction of PJM. PJM balances its members’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and directs the dispatch of available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 in our 2023 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three months ended March 31, 2024 and 2023, was as follows:

	Three Months Ended March 31,
	2024	2023
Wildcat Point	99.2%	98.4%
North Anna	84.1	100.0
Clover	89.9	79.2
Louisa	97.6	100.0
Marsh Run	99.1	99.9

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three months ended March 31, 2024 and 2023, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended March 31,
	2024	2023
Wildcat Point	23.7%	53.6%
North Anna	86.3	103.4
Clover	19.3	3.9

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$260,429	$260,620
Market-based rates	8,737	4,026
Total Member distribution cooperatives	269,166	264,646

Non-members (1)	2,318	11,267
Total Operating revenues	$271,484	$275,913

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,380,117	2,902,550
Member distribution cooperatives - market-based rates	227,800	106,522
Non-members	45,649	375,244
Total Energy sales	3,653,566	3,384,316
(1)
TEC did not have sales to non-members after first quarter 2023. TEC’s sales to non-members were $8.9 million for the three months ended March 31, 2023.

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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$144,625	$156,839
Renewable energy credits	110	83
Demand revenues	115,694	103,698
Total Formula rate revenues	$260,429	$260,620

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,380,117	2,902,550

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$42.79	$54.03
Formula rate total cost	$77.05	$89.79

For the three months ended March 31, 2024, total formula rate revenues were relatively flat as compared to the same period in 2023. Formula rate energy revenues decreased $12.2 million, or 7.8%, due to decreases in our total energy rate, partially offset by the 16.5% increase in energy sales in MWh to our member distribution cooperatives - formula rate. Formula rate demand revenues increased $12.0 million, or 11.6%, substantially due to changes in PJM charges for network transmission services.

The following table summarizes the changes to our total energy rate since 2023, which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2023	(1.5)
August 1, 2023	(14.8)
January 1, 2024	(7.0)

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Member distribution cooperatives:	(in thousands)
Market-based rates:
Energy revenues	$7,452	$3,485
Demand revenues	1,285	541
Total Market-based rates revenues	$8,737	$4,026

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	227,800	106,522

The increase in total market-based rates revenues relates to increased load growth of data centers. See "Member Distribution Cooperatives" above.

Operating Expenses

The following is a summary of the components of our operating expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fuel	$57,566	$65,828
Purchased power	108,512	111,241
Transmission	49,863	42,069
Deferred energy	(12,924)	(10,726)
Operations and maintenance	17,963	18,658
Administrative and general	12,264	10,817
Depreciation and amortization	17,497	17,263
Amortization of regulatory asset/(liability), net	12	(294)
Accretion of asset retirement obligations	1,571	1,518
Taxes, other than income taxes	2,418	2,258
Total operating expenses	$254,742	$258,632

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

Total operating expenses decreased $3.9 million, or 1.5%, for the three months ended March 31, 2024, as compared to the same period in 2023. Operating expenses decreased primarily as a result of the decrease in fuel expense, substantially offset by the increase in transmission expense.

•
Fuel expense decreased $8.3 million, or 12.6%, due to the 30.9% decrease in generation from our owned facilities, partially offset by the 26.5% increase in the average cost of fuel. The average cost of fuel includes realized losses on our natural gas futures contracts of $22.5 million and $33.6 million, for the three months ended March 31, 2024 and 2023, respectively.
•
Transmission expense increased $7.8 million, or 18.5%, primarily due to changes in PJM charges for network transmission services.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances. The major components of interest charges, net for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Interest on long-term debt	$(11,616)	$(12,303)
Interest on revolving credit facility	(2,855)	(1,669)
Other interest	(1,478)	(1,666)
Total interest charges	(15,949)	(15,638)
Allowance for borrowed funds used during construction	531	370
Interest charges, net	$(15,418)	$(15,268)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three months ended March 31, 2024, as compared to the same period in 2023.

Financial Condition

The principal changes in our financial condition from December 31, 2023 to March 31, 2024, were caused by the decrease in revolving credit facility and the increase in accounts payable–members.

•
Revolving credit facility decreased $56.0 million due to the increase in cash provided by operating activities.
•
Accounts payable–members increased $51.4 million primarily due to the $46.5 million increase in member prepayments and the $4.6 million increase in the amounts owed to our member distribution cooperatives under Margin Stabilization.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first three months of 2024, our operating activities provided cash flows of $73.1 million and during the first three months of 2023, our operating activities used cash flows of $79.8 million.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Available funding under this facility totals $400 million and commitments under this syndicated credit agreement extend through December 7, 2028. As of March 31, 2024 and December 31, 2023, we had outstanding under this facility $135.0 million and $191.0 million in borrowings, respectively.

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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of March 31, 2024, had a balance of $274.8 million. Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, decommissioning trust obligations, and our contingent obligations as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2024.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A in our 2023 Annual Report on Form 10-K, which could affect our business, results of operations, financial condition, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition, and cash flows.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1 in our 2023 Annual Report on Form 10-K.

Recent EPA Developments

In May 2023, the EPA proposed performance standards for both new and existing generating units for reducing carbon dioxide emissions. The proposed standards included emissions guidelines that would set limits for new gas-fired combustion turbines, existing coal, oil, and gas-fired steam generating units, and certain existing gas-fired combustion turbines.

On May 9, 2024, the final rule, which contains requirements to either retrofit existing coal units with carbon controls or retire the asset, was published in the Federal Register and will be effective July 8, 2024. Also on May 9, 2024, multiple lawsuits were filed against the EPA to seek judicial review of the final regulation. We will be able to determine our compliance strategies after resolution of the litigation and specific state implementation plans have been developed. The expenditures to either implement additional emissions control measures or retire the asset could have a material impact on our results of operations, financial condition, or cash flows. We will continue to monitor this standard as it relates to our generating facilities, particularly Clover.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 14, 2024	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)