Form 10-Q
period 2024-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2024-08-12
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Securities registered pursuant to Section 12(b) of the Act: NONE

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC

Clover	Clover Power Station

EPA	Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States

Louisa	Louisa Power Station

Marsh Run	Marsh Run Power Station

MMBTU	One Million British Thermal Units

Moody's	Moody's Investors Service

MWh	Megawatt hour(s)

North Anna	North Anna Nuclear Power Station

NYMEX	New York Mercantile Exchange

ODEC, We, Our, Us	Old Dominion Electric Cooperative

PJM	PJM Interconnection, LLC

S&P	Standard & Poor's Financial Services LLC

TEC	TEC Trading, Inc.

Wildcat Point	Wildcat Point Generation Facility

XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,578,112	$2,566,211
Less accumulated depreciation	(1,205,363)	(1,173,293)
Net Property, plant, and equipment	1,372,749	1,392,918
Nuclear fuel, at amortized cost	19,353	16,340
Construction work in progress	79,526	80,088
Net Electric Plant	1,471,628	1,489,346
Investments:
Nuclear decommissioning trust	279,916	260,607
Unrestricted investments and other	2,280	2,314
Total Investments	282,196	262,921
Current Assets:
Cash and cash equivalents	23,769	31,284
Accounts receivable	3,728	3,371
Accounts receivable–members	110,609	108,160
Fuel, materials, and supplies	142,670	135,445
Prepayments and other	28,248	22,714
Total Current Assets	309,024	300,974
Deferred Charges and Other Assets:
Regulatory assets	60,344	94,274
Other assets	72,416	84,835
Total Deferred Charges and Other Assets	132,760	179,109
Total Assets	$2,195,608	$2,232,350
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$494,787	$488,635
Non-controlling interest	6,680	6,586
Total Patronage capital and Non-controlling interest	501,467	495,221
Long-term debt	923,740	923,545
Revolving credit facility	100,000	191,000
Total Long-term debt and Revolving credit facility	1,023,740	1,114,545
Total Capitalization	1,525,207	1,609,766
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	67,274	75,106
Accounts payable–members	81,910	44,540
Accrued expenses	7,230	6,321
Deferred energy	54,065	30,702
Total Current Liabilities	259,520	205,710
Deferred Credits and Other Liabilities:
Asset retirement obligations	199,891	196,747
Regulatory liabilities	158,123	142,101
Other liabilities	52,867	78,026
Total Deferred Credits and Other Liabilities	410,881	416,874
Total Capitalization and Liabilities	$2,195,608	$2,232,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating Revenues	$262,611	$254,140	$534,095	$530,053
Operating Expenses:
Fuel	42,043	35,005	99,609	100,833
Purchased power	56,746	46,029	165,258	157,270
Transmission	49,189	42,519	99,052	84,588
Deferred energy	36,287	58,418	23,363	47,692
Operations and maintenance	29,332	22,829	47,295	41,487
Administrative and general	12,308	10,425	24,572	21,242
Depreciation and amortization	17,519	17,402	35,016	34,665
Amortization of regulatory asset/(liability), net	11,543	781	11,555	487
Accretion of asset retirement obligations	1,572	1,519	3,143	3,037
Taxes, other than income taxes	2,203	2,335	4,621	4,593
Total Operating Expenses	258,742	237,262	513,484	495,894
Operating Margin	3,869	16,878	20,611	34,159
Other income (expense), net	(57)	(152)	(1)	(207)
Investment income	13,439	2,515	15,313	3,907
Interest charges, net	(14,225)	(15,940)	(29,643)	(31,208)
Income taxes	(17)	(14)	(33)	(79)
Net Margin including Non-controlling interest	3,009	3,287	6,247	6,572
Non-controlling interest	(47)	(40)	(95)	(197)
Net Margin attributable to ODEC	2,962	3,247	6,152	6,375
Patronage Capital - Beginning of Period	491,825	479,210	488,635	476,082
Patronage Capital - End of Period	$494,787	$482,457	$494,787	$482,457

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$6,247	$6,572
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	35,016	34,665
Other non-cash charges	8,443	8,748
Change in current assets	(15,565)	(16,828)
Change in deferred energy	23,363	47,692
Change in current liabilities	38,838	(101,679)
Change in regulatory assets and liabilities	44,254	(74,358)
Change in deferred charges and other assets and deferred credits and other liabilities	(12,749)	36,513
Net Cash Provided by (Used for) Operating Activities	127,847	(58,675)
Investing Activities:
Purchases of available for sale securities	(15,000)	—
Proceeds from sale of available for sale securities	15,000	—
Increase in other investments	(13,568)	(2,534)
Electric plant additions	(30,794)	(26,058)
Net Cash Used for Investing Activities	(44,362)	(28,592)
Financing Activities:
Draws on revolving credit facility	104,500	318,000
Repayments on revolving credit facility	(195,500)	(235,000)
Net Cash (Used for) Provided by Financing Activities	(91,000)	83,000
Net Change in Cash and Cash Equivalents	(7,515)	(4,267)
Cash and Cash Equivalents - Beginning of Period	31,284	15,213
Cash and Cash Equivalents - End of Period	$23,769	$10,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2024, our consolidated results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The consolidated results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $6.7 million and $6.6 million as of June 30, 2024 and December 31, 2023, respectively. TEC's assets are utilized to settle TEC's liabilities. The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$92,239	$92,239	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	187,677	—	—	—
Unrestricted investments and other (3)	103	—	103	—
Derivatives - gas and power (4)	7,304	—	805	6,499
Total financial assets	$287,323	$92,239	$908	$6,499

Derivatives - gas and power (4)	$51,890	$47,471	$4,419	$—
Total financial liabilities	$51,890	$47,471	$4,419	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$78,243	$78,243	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	182,364	—	—	—
Unrestricted investments and other (3)	137	—	137	—
Derivatives - gas and power (4)	441	—	441	—
Total financial assets	$261,185	$78,243	$578	$—

Derivatives - gas and power (4)	$77,001	$65,285	$10,715	$1,001
Total financial liabilities	$77,001	$65,285	$10,715	$1,001

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of June 30,	As of December 31,
Commodity	Unit of Measure	2024	2023
Natural gas	MMBTU	122,260,000	111,070,000
Purchased power - financial transmission rights	MWh	10,001,700	9,382,175

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of June 30,	As of December 31,
	Balance Sheet Location	2024	2023
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$805	$441
Financial transmission rights	Other assets	6,499	—
Total Derivatives in an asset position		$7,304	$441

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$51,890	$76,000
Financial transmission rights	Other liabilities	—	1,001
Total Derivatives in a liability position		$51,890	$77,001

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Six Months Ended June 30, 2024 and 2023

Amount of Gain	Location of	Amount of Gain (Loss) Reclassified from
(Loss) Recognized	Gain (Loss)	Regulatory Asset/Liability
in Regulatory	Reclassified	into Income for the
Derivatives	Asset/Liability for	from Regulatory	Three Months	Six Months
Accounted for Utilizing	Derivatives as of	Asset/Liability	Ended	Ended
Regulatory Accounting	June 30,	into Income	June 30,	June 30,
2024	2023	2024	2023	2024	2023
(in thousands)	(in thousands)
Natural gas futures contracts	$(53,915)	$(40,799)	Fuel	$(11,851)	$(8,550)	$(34,335)	$(42,137)
Purchased power	6,499	(1,611)	Purchased power	(4,186)	(7,784)	(12,036)	(17,475)
Total	$(47,416)	$(42,410)	$(16,037)	$(16,334)	$(46,371)	$(59,612)

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

4.
Investments

Investments were as follows as of June 30, 2024 and December 31, 2023:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
June 30, 2024
Nuclear decommissioning trust (1)
Debt securities	$106,177	$—	$(14,103)	$92,074	$92,074
Equity securities	94,194	98,399	(4,916)	187,677	187,677
Cash and other	165	—	—	165	165
Total Nuclear decommissioning trust	$200,536	$98,399	$(19,019)	$279,916	$279,916

Other
Equity securities	$81	$22	$—	$103	$103
Non-marketable equity investments	2,177	2,192	—	4,369	2,177
Total Other	$2,258	$2,214	$—	$4,472	$2,280
					$282,196
December 31, 2023
Nuclear decommissioning trust (1)
Debt securities	$89,587	$—	$(11,626)	$77,961	$77,961
Equity securities	97,056	90,539	(5,231)	182,364	182,364
Cash and other	282	—	—	282	282
Total Nuclear decommissioning trust	$186,925	$90,539	$(16,857)	$260,607	$260,607

Other
Equity securities	$125	$12	$—	$137	$137
Non-marketable equity investments	2,177	2,262	—	4,439	2,177
Total Other	$2,302	$2,274	$—	$4,576	$2,314
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

Contractual maturities of debt securities as of June 30, 2024, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$92,074	$—	$92,074
Total	$—	$—	$92,074	$—	$92,074

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.
Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Available funding under this facility totals $400 million and commitments under this syndicated credit agreement extend through December 7, 2028. As of June 30, 2024 and December 31, 2023, we had outstanding under this facility $100.0 million and $191.0 million in borrowings, respectively.

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

Our operating revenues for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$122,351	$125,321	$266,976	$282,160
Renewable energy credits	91	90	201	173
Demand revenues	124,297	108,946	239,991	212,644
Total Formula rate revenues	246,739	234,357	507,168	494,977
Market-based rates:
Energy revenues	9,803	4,390	17,255	7,875
Demand revenues	2,689	559	3,974	1,100
Total Market-based rates revenues	12,492	4,949	21,229	8,975

Total Member distribution cooperatives revenues	259,231	239,306	528,397	503,952

Non-members:
Energy revenues (1)	2,861	12,185	4,207	23,452
Renewable energy credits	519	2,649	1,491	2,649
Total Non-members revenues	3,380	14,834	5,698	26,101

Total Operating revenues	$262,611	$254,140	$534,095	$530,053

(1)
TEC did not have sales to non-members after first quarter 2023. TEC’s sales to non-members were $8.9 million for the six months ended June 30, 2023.

Recent EPA Developments

In May 2023, the EPA proposed performance standards for both new and existing generating units for reducing carbon dioxide emissions. The proposed standards included emissions guidelines that would set limits for new gas-fired combustion turbines, existing coal, oil, and gas-fired steam generating units, and certain existing gas-fired combustion turbines.

On May 9, 2024, the final rule, which contains requirements to either retrofit existing coal units with carbon controls or retire the asset, was published in the Federal Register and became effective July 8, 2024. Also beginning on May 9, 2024, multiple lawsuits were filed against the EPA to seek judicial review of the final regulation and multiple petitions were filed seeking to stay implementation of the rule. On July 19, 2024, the United States Court of Appeals for the District of Columbia Circuit denied requests to stay the rule. On July 23, 2024, multiple entities filed an emergency stay application with the United States Supreme Court and are currently awaiting a ruling. We are continuing to monitor this standard as it relates to our generating facilities, particularly Clover. We will be able to determine our compliance strategies after state implementation plans have been developed related to the rule. The expenditures to either implement additional emissions control measures or retire an asset could have a material impact on our results of operations, financial condition, or cash flows.

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

Critical Accounting Policies

As of June 30, 2024, there have been no significant changes in our critical accounting policies as disclosed in our 2023 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and six months ended June 30, 2024, as compared to the same periods in 2023, were primarily impacted by the increase in total revenues from sales to our member distribution cooperatives, the increase in transmission expense, and the decrease in deferred energy expense. Additionally, for the three months ended June 30, 2024, as compared to the same period in 2023, our results from operations were impacted by the increase in fuel expense and purchased power expense.

•
Total revenues from sales to our member distribution cooperatives, which is comprised of sales to our member distribution cooperatives - formula rate and sales to our member distribution cooperatives - market-based rates, increased 8.3% and 4.9%, for the three and six months ended June 30, 2024, respectively.

o
Total revenues from sales to our member distribution cooperatives - formula rate increased 5.3% and 2.5%, for the three and six months ended June 30, 2024, respectively, primarily as a result of the increase in formula rate demand revenues. Formula rate demand revenues increased 14.1% and 12.9%, for the three and six months ended June 30, 2024, respectively, substantially due to changes in PJM charges for network transmission services. This increase was partially offset by the decrease in formula rate energy revenues. Formula rate energy revenues decreased 2.4% and 5.4%, for the three and six months ended June 30, 2024, respectively, due to decreases in our total energy rate. These decreases were partially offset by the 23.3% and 19.5% increase in energy sales in MWh to our member distribution cooperatives - formula rate, for the three and six months ended June 30, 2024, respectively. The weather was milder in 2023 as compared to 2024 and contributed to the increase in 2024 energy sales in MWh.
o
Total revenues from sales to our member distribution cooperatives - market-based rates increased 152.4% and 136.5%, for the three and six months ended June 30, 2024, respectively, due to load growth related to data centers.
•
Transmission expense increased 15.7% and 17.1%, for the three and six months ended June 30, 2024, respectively, primarily due to changes in PJM charges for network transmission services.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $22.1 million and $24.3 million, respectively, for the three and six months ended June 30, 2024, as a result of decreases in our total energy rate. For the three and six months ended June 30, 2024, we over-collected $36.3 million and $23.4 million, respectively.
•
Fuel expense increased 20.1% for the three months ended June 30, 2024, primarily due to the 23.9% increase in the average cost of fuel. The average cost of fuel includes realized losses on our natural gas futures contracts of $11.9 million.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased 23.3% for the three months ended June 30, 2024. Purchased energy costs increased 13.3% due to the 30.0% increase in the volume of purchased energy, partially offset by the 12.8% decrease in the average cost of purchased energy. Purchased capacity costs increased 190.2% due to the decrease in capacity resource credits we received for our owned generation.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three months ended June 30, 2024, and for the six months ended June 30, 2024 and 2023, and to increase revenues for the three months ended June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Margin Stabilization adjustment	$80	$(403)	$7,963	$4,137

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

The heating and cooling degree days for the three and six months ended June 30, 2024, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Heating degree days	83	52	59.6%	1,856	1,610	15.3%
Cooling degree days	379	134	182.8	379	134	182.8

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	(in MWh and percentages)
Generated:
Wildcat Point	839,863	26.1%	1,026,185	35.5%	1,351,138	19.6%	2,160,745	34.3%
North Anna	457,768	14.2	491,463	17.0	871,551	12.7	981,419	15.6
Clover	79,883	2.5	—	—	256,768	3.7	35,489	0.6
Louisa	113,178	3.5	71,963	2.5	160,881	2.3	90,579	1.4
Marsh Run	99,359	3.1	50,027	1.7	124,192	1.8	70,966	1.1
Distributed Generation	708	—	746	—	1,021	—	1,053	—
Total Generated	1,590,759	49.4	1,640,384	56.7	2,765,551	40.1	3,340,251	53.0
Purchased:
Other than renewable:
Long-term and short-term	718,338	22.3	874,569	30.2	1,771,786	25.7	1,886,287	30.0
Spot market	704,445	21.9	234,429	8.1	1,942,017	28.2	686,089	10.9
Total Other than renewable	1,422,783	44.2	1,108,998	38.3	3,713,803	53.9	2,572,376	40.9
Renewable (1)	205,516	6.4	143,950	5.0	411,408	6.0	386,692	6.1
Total Purchased	1,628,299	50.6	1,252,948	43.3	4,125,211	59.9	2,959,068	47.0
Total Available Energy	3,219,058	100.0%	2,893,332	100.0%	6,890,762	100.0%	6,299,319	100.0%

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

Operational Availability

The operational availability of our owned generating resources for the three and six months ended June 30, 2024 and 2023, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Wildcat Point	77.2%	77.1%	88.2%	87.7%
North Anna	95.0	100.0	89.5	100.0
Clover	52.3	40.2	71.1	59.6
Louisa	96.5	95.8	97.1	97.9
Marsh Run	81.9	83.9	90.5	91.9

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and six months ended June 30, 2024 and 2023, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Wildcat Point	39.2%	48.0%	31.4%	50.8%
North Anna	95.5	102.5	90.9	103.0
Clover	8.7	—	14.0	1.9

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$246,739	$234,357	$507,168	$494,977
Market-based rates	12,492	4,949	21,229	8,975
Total Member distribution cooperatives	259,231	239,306	528,397	503,952

Non-members (1)	3,380	14,834	5,698	26,101
Total Operating revenues	$262,611	$254,140	$534,095	$530,053

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	2,859,484	2,319,457	6,239,601	5,222,007
Member distribution cooperatives - market-based rates	258,658	123,359	486,458	229,881
Non-members	84,601	433,351	130,250	808,595
Total Energy sales	3,202,743	2,876,167	6,856,309	6,260,483
(1)
TEC did not have sales to non-members after first quarter 2023. TEC’s sales to non-members were $8.9 million for the six months ended June 30, 2023.

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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$122,351	$125,321	$266,976	$282,160
Renewable energy credits	91	90	201	173
Demand revenues	124,297	108,946	239,991	212,644
Total Formula rate revenues	$246,739	$234,357	$507,168	$494,977

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	2,859,484	2,319,457	6,239,601	5,222,007

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$42.79	$54.03	$42.79	$54.03
Formula rate total cost	$86.29	$101.04	$81.28	$94.79

For the three and six months ended June 30, 2024, total formula rate revenues increased $12.4 million, or 5.3%, and $12.2 million, or 2.5%, respectively, as compared to the same periods in 2023. Formula rate energy revenues decreased $3.0 million, or 2.4%, and $15.2 million, or 5.4%, respectively, due to the decreases in our total energy rate, partially offset by the 23.3% and 19.5% increase in energy sales in MWh to our member distribution cooperatives - formula rate, respectively. The weather was milder in 2023 as compared to 2024 and contributed to the increase in 2024 energy sales in MWh. Formula rate demand revenues increased $15.4 million, or 14.1%, and $27.3 million, or 12.9%, respectively, substantially due to changes in PJM charges for network transmission services.

The following table summarizes the changes to our total energy rate since 2023, which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2023	(1.5)
August 1, 2023	(14.8)
January 1, 2024	(7.0)
July 1, 2024	(3.5)

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Member distribution cooperatives:	(in thousands)
Market-based rates:
Energy revenues	$9,803	$4,390	$17,255	$7,875
Demand revenues	2,689	559	3,974	1,100
Total Market-based rates revenues	$12,492	$4,949	$21,229	$8,975

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	258,658	123,359	486,458	229,881

The increase in total market-based rates revenues is a result of load growth related to data centers. See "Member Distribution Cooperatives" above.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Fuel	$42,043	$35,005	$99,609	$100,833
Purchased power	56,746	46,029	165,258	157,270
Transmission	49,189	42,519	99,052	84,588
Deferred energy	36,287	58,418	23,363	47,692
Operations and maintenance	29,332	22,829	47,295	41,487
Administrative and general	12,308	10,425	24,572	21,242
Depreciation and amortization	17,519	17,402	35,016	34,665
Amortization of regulatory asset/(liability), net	11,543	781	11,555	487
Accretion of asset retirement obligations	1,572	1,519	3,143	3,037
Taxes, other than income taxes	2,203	2,335	4,621	4,593
Total operating expenses	$258,742	$237,262	$513,484	$495,894

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

Total operating expenses increased $21.5 million, or 9.1%, and $17.6 million, or 3.5%, respectively, for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily as a result of the increase in transmission expense and amortization of regulatory asset/(liability), net, partially offset by the decrease in deferred energy expense. Additionally, total operating expenses increased for the three months ended June 30, 2024, as compared to the same period in 2023, as a result of the increase in fuel expense and purchased power expense.

•
Transmission expense increased $6.7 million, or 15.7%, and $14.5 million, or 17.1%, respectively, for the three and six months ended June 30, 2024, primarily due to changes in PJM charges for network transmission services.
•
Amortization of regulatory asset/(liability), net increased $10.8 million and $11.1 million, respectively, for the three and six months ended June 30, 2024, due to changes within the nuclear decommissioning trust fund.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $22.1 million and $24.3 million, respectively, for the three and six months ended June 30, 2024, as a result of decreases in our total energy rate. For further discussion on deferred energy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Deferred Energy" in Item 7 in our 2023 Annual Report on Form 10-K.
•
Fuel expense increased $7.0 million, or 20.1%, for the three months ended June 30, 2024, due to the 23.9% increase in the average cost of fuel, slightly offset by the 3.0% decrease in generation from our owned generating facilities. The average cost of fuel includes realized losses on our natural gas futures contracts of $11.9 million.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased $10.7 million, or 23.3%, for the three months ended June 30, 2024. Purchased energy costs increased $5.8 million, or 13.3%, due to the 30.0% increase in the volume of purchased energy, partially offset by the 12.8% decrease in the average cost of purchased energy. Purchased capacity costs increased $4.9 million, or 190.2%, due to the decrease in capacity resource credits we received for our owned generation.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances. The major components of interest charges, net for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Interest on long-term debt	$(11,619)	$(12,305)	$(23,235)	$(24,608)
Interest on revolving credit facility	(1,932)	(2,205)	(4,787)	(3,874)
Other interest	(1,261)	(1,727)	(2,739)	(3,393)
Total interest charges	(14,812)	(16,237)	(30,761)	(31,875)
Allowance for borrowed funds used during construction	587	297	1,118	667
Interest charges, net	$(14,225)	$(15,940)	$(29,643)	$(31,208)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was 8.8% and 3.5% lower for the three and six months ended June 30, 2024, as compared to the same periods in 2023, due to the decrease in total interest charges.

Financial Condition

The principal changes in our financial condition from December 31, 2023 to June 30, 2024, were caused by decreases in revolving credit facility, regulatory assets, and other liabilities; substantially offset by increases in accounts payable–members and deferred energy.

•
Revolving credit facility decreased $91.0 million due to the increase in cash provided by operating activities.
•
Regulatory assets decreased $33.9 million due to the increase in the fair value of our derivative instruments.
•
Other liabilities decreased $25.2 million primarily due to the increase in the fair value of our natural gas hedges.
•
Accounts payable–members increased $37.4 million, primarily due to the $32.4 million increase in member prepayments and the $4.7 million increase in the amounts owed to our member distribution cooperatives under Margin Stabilization.
•
Deferred energy increased $23.4 million due to the over-collection of our energy costs in 2024.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first six months of 2024, our operating activities provided cash flows of $127.8 million and during the first six months of 2023, our operating activities used cash flows of $58.7 million.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Available funding under this facility totals $400 million and commitments under this syndicated credit agreement extend through December 7, 2028. As of June 30, 2024 and December 31, 2023, we had outstanding under this facility $100.0 million and $191.0 million in borrowings, respectively.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and issuances of debt in the capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, or improvement of our owned generating and transmission facilities. We continue to evaluate the issuance of additional long-term indebtedness in the near term to fund capital expenditures related to our existing generating and transmission facilities. Additionally, we are evaluating the need to construct new generating facilities, which could result in the issuance of additional long-term indebtedness. We believe our cash from operations, funds available from our revolving credit facility, and issuances of additional long-term indebtedness, will be sufficient to meet our currently anticipated future operational and capital requirements.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of June 30, 2024, had a balance of $279.9 million. Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, decommissioning trust obligations, and our contingent obligations as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2024.

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1 in our 2023 Annual Report on Form 10-K.

Recent EPA Developments

In May 2023, the EPA proposed performance standards for both new and existing generating units for reducing carbon dioxide emissions. The proposed standards included emissions guidelines that would set limits for new gas-fired combustion turbines, existing coal, oil, and gas-fired steam generating units, and certain existing gas-fired combustion turbines.

On May 9, 2024, the final rule, which contains requirements to either retrofit existing coal units with carbon controls or retire the asset, was published in the Federal Register and became effective July 8, 2024. Also beginning on May 9, 2024, multiple lawsuits were filed against the EPA to seek judicial review of the final regulation and multiple petitions were filed seeking to stay implementation of the rule. On July 19, 2024, the United States Court of Appeals for the District of Columbia Circuit denied requests to stay the rule. On July 23, 2024, multiple entities filed an emergency stay application with the United States Supreme Court and are currently awaiting a ruling. We are continuing to monitor this standard as it relates to our generating facilities, particularly Clover. We will be able to determine our compliance strategies after state implementation plans have been developed related to the rule. The expenditures to either implement additional emissions control measures or retire an asset could have a material impact on our results of operations, financial condition, or cash flows.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 12, 2024	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)