Form 10-Q
period 2024-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2024-11-12
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,579,018	$2,566,211
Less accumulated depreciation	(1,212,348)	(1,173,293)
Net Property, plant, and equipment	1,366,670	1,392,918
Nuclear fuel, at amortized cost	16,457	16,340
Construction work in progress	80,046	80,088
Net Electric Plant	1,463,173	1,489,346
Investments:
Nuclear decommissioning trust	296,992	260,607
Unrestricted investments and other	2,283	2,314
Total Investments	299,275	262,921
Current Assets:
Cash and cash equivalents	88,105	31,284
Accounts receivable	3,829	3,371
Accounts receivable–members	102,222	108,160
Fuel, materials, and supplies	130,396	135,445
Prepayments and other	19,621	22,714
Total Current Assets	344,173	300,974
Deferred Charges and Other Assets:
Regulatory assets	68,324	94,274
Other assets	73,032	84,835
Total Deferred Charges and Other Assets	141,356	179,109
Total Assets	$2,247,977	$2,232,350
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$497,643	$488,635
Non-controlling interest	6,730	6,586
Total Patronage capital and Non-controlling interest	504,373	495,221
Long-term debt	923,838	923,545
Revolving credit facility	55,000	191,000
Total Long-term debt and Revolving credit facility	978,838	1,114,545
Total Capitalization	1,483,211	1,609,766
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	65,365	75,106
Accounts payable–members	119,816	44,540
Accrued expenses	20,224	6,321
Deferred energy	78,187	30,702
Total Current Liabilities	332,633	205,710
Deferred Credits and Other Liabilities:
Asset retirement obligations	201,463	196,747
Regulatory liabilities	173,556	142,101
Other liabilities	57,114	78,026
Total Deferred Credits and Other Liabilities	432,133	416,874
Total Capitalization and Liabilities	$2,247,977	$2,232,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating Revenues	$305,779	$294,561	$839,874	$824,614
Operating Expenses:
Fuel	52,096	47,502	151,705	148,335
Purchased power	107,270	89,222	272,528	246,492
Transmission	51,058	44,442	150,110	129,030
Deferred energy	24,122	38,865	47,485	86,557
Operations and maintenance	22,475	25,709	69,770	67,196
Administrative and general	12,536	10,879	37,108	32,121
Depreciation and amortization	17,600	17,439	52,616	52,104
Amortization of regulatory asset/(liability), net	920	634	12,475	1,121
Accretion of asset retirement obligations	1,573	1,520	4,716	4,557
Taxes, other than income taxes	2,323	2,244	6,944	6,837
Total Operating Expenses	291,973	278,456	805,457	774,350
Operating Margin	13,806	16,105	34,417	50,264
Other income (expense), net	9	7	8	(200)
Investment income	2,799	2,530	18,112	6,437
Interest charges, net	(13,692)	(15,426)	(43,335)	(46,634)
Income taxes	(17)	(15)	(50)	(94)
Net Margin including Non-controlling interest	2,905	3,201	9,152	9,773
Non-controlling interest	(49)	(45)	(144)	(242)
Net Margin attributable to ODEC	2,856	3,156	9,008	9,531
Patronage Capital - Beginning of Period	494,787	482,457	488,635	476,082
Patronage Capital - End of Period	$497,643	$485,613	$497,643	$485,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$9,152	$9,773
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	52,616	52,104
Other non-cash charges	13,010	12,750
Change in current assets	13,622	4,776
Change in deferred energy	47,485	86,557
Change in current liabilities	85,995	(79,003)
Change in regulatory assets and liabilities	36,578	(61,337)
Change in deferred charges and other assets and deferred credits and other liabilities	(9,121)	36,192
Net Cash Provided by Operating Activities	249,337	61,812
Investing Activities:
Purchases of available for sale securities	(15,000)	—
Proceeds from sale of available for sale securities	15,000	—
Increase in other investments	(15,515)	(4,167)
Electric plant additions	(41,001)	(35,683)
Net Cash Used for Investing Activities	(56,516)	(39,850)
Financing Activities:
Draws on revolving credit facility	151,000	318,000
Repayments on revolving credit facility	(287,000)	(278,000)
Net Cash (Used for) Provided by Financing Activities	(136,000)	40,000
Net Change in Cash and Cash Equivalents	56,821	61,962
Cash and Cash Equivalents - Beginning of Period	31,284	15,213
Cash and Cash Equivalents - End of Period	$88,105	$77,175

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2024, our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The consolidated results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $6.7 million and $6.6 million as of September 30, 2024 and December 31, 2023, respectively. TEC's assets are utilized to settle TEC's liabilities. The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$97,510	$97,510	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	199,482	—	—	—
Unrestricted investments and other (3)	106	—	106	—
Derivatives - gas and power (4)	3,035	—	1,257	1,778
Total financial assets	$300,133	$97,510	$1,363	$1,778

Derivatives - gas and power (4)	$56,120	$53,591	$2,529	$—
Total financial liabilities	$56,120	$53,591	$2,529	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$78,243	$78,243	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	182,364	—	—	—
Unrestricted investments and other (3)	137	—	137	—
Derivatives - gas and power (4)	441	—	441	—
Total financial assets	$261,185	$78,243	$578	$—

Derivatives - gas and power (4)	$77,001	$65,285	$10,715	$1,001
Total financial liabilities	$77,001	$65,285	$10,715	$1,001

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of September 30,	As of December 31,
Commodity	Unit of Measure	2024	2023
Natural gas	MMBTU	123,630,000	111,070,000
Purchased power - financial transmission rights	MWh	8,625,308	9,382,175

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of September 30,	As of December 31,
	Balance Sheet Location	2024	2023
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$1,257	$441
Financial transmission rights	Other assets	1,778	—
Total Derivatives in an asset position		$3,035	$441

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$56,120	$76,000
Financial transmission rights	Other liabilities	—	1,001
Total Derivatives in a liability position		$56,120	$77,001

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine Months Ended September 30, 2024 and 2023

Amount of Gain	Location of	Amount of Gain (Loss) Reclassified from
(Loss) Recognized	Gain (Loss)	Regulatory Asset/Liability
in Regulatory	Reclassified	into Income for the
Derivatives	Asset/Liability for	from Regulatory	Three Months	Nine Months
Accounted for Utilizing	Derivatives as of	Asset/Liability	Ended	Ended
Regulatory Accounting	September 30,	into Income	September 30,	September 30,
2024	2023	2024	2023	2024	2023
(in thousands)	(in thousands)
Natural gas futures contracts	$(57,853)	$(29,360)	Fuel	$(15,245)	$(14,351)	$(49,580)	$(56,488)
Purchased power	1,778	(4,674)	Purchased power	8,176	5,188	(3,859)	(12,287)
Total	$(56,075)	$(34,034)	$(7,069)	$(9,163)	$(53,439)	$(68,775)

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

4.
Investments

Investments were as follows as of September 30, 2024 and December 31, 2023:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
September 30, 2024
Nuclear decommissioning trust (1)
Debt securities	$107,436	$—	$(10,038)	$97,398	$97,398
Equity securities	94,935	107,677	(3,130)	199,482	199,482
Cash and other	112	—	—	112	112
Total Nuclear decommissioning trust	$202,483	$107,677	$(13,168)	$296,992	$296,992

Other
Equity securities	$82	$24	$—	$106	$106
Non-marketable equity investments	2,177	2,222	—	4,399	2,177
Total Other	$2,259	$2,246	$—	$4,505	$2,283
					$299,275
December 31, 2023
Nuclear decommissioning trust (1)
Debt securities	$89,587	$—	$(11,626)	$77,961	$77,961
Equity securities	97,056	90,539	(5,231)	182,364	182,364
Cash and other	282	—	—	282	282
Total Nuclear decommissioning trust	$186,925	$90,539	$(16,857)	$260,607	$260,607

Other
Equity securities	$125	$12	$—	$137	$137
Non-marketable equity investments	2,177	2,262	—	4,439	2,177
Total Other	$2,302	$2,274	$—	$4,576	$2,314
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

Contractual maturities of debt securities as of September 30, 2024, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$97,398	$—	$97,398
Total	$—	$—	$97,398	$—	$97,398

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.
Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Available funding under this facility totals $400 million and commitments under this syndicated credit agreement extend through December 7, 2028. As of September 30, 2024 and December 31, 2023, we had outstanding under this facility $55.0 million and $191.0 million in borrowings, respectively.

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

Our operating revenues for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$139,466	$155,828	$406,442	$437,988
Renewable energy credits	335	96	536	269
Demand revenues	125,827	110,922	365,818	323,566
Total Formula rate revenues	265,628	266,846	772,796	761,823
Market-based rates:
Energy revenues	11,896	5,006	29,151	12,881
Demand revenues	2,143	750	6,117	1,850
Total Market-based rates revenues	14,039	5,756	35,268	14,731

Total Member distribution cooperatives revenues	279,667	272,602	808,064	776,554

Non-members:
Energy revenues (1)	3,499	2,764	7,706	26,216
Renewable energy credits	22,613	19,195	24,104	21,844
Total Non-members revenues	26,112	21,959	31,810	48,060

Total Operating revenues	$305,779	$294,561	$839,874	$824,614

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

On May 9, 2024, the final rule, which contains requirements to either retrofit existing coal units with carbon controls or retire the asset, was published in the Federal Register and became effective July 8, 2024. Also beginning on May 9, 2024, multiple lawsuits were filed against the EPA to seek judicial review of the final regulation and multiple petitions were filed seeking to stay implementation of the rule. On July 19, 2024, the United States Court of Appeals for the District of Columbia Circuit denied requests to stay the rule. On July 23, 2024, multiple entities filed an emergency stay application with the United States Supreme Court and on October 16, 2024, the United States Supreme Court denied the requests to stay the rule. The litigation continues in the United States Court of Appeals for the District of Columbia Circuit and is proceeding on an expedited schedule. We are continuing to monitor this standard as it relates to our generating facilities, particularly Clover. We will be able to determine our compliance strategies after state implementation plans have been developed related to the rule. Based on the uncertainties associated with the state implementation plans, we cannot yet determine whether the final rule will have a material adverse effect on our results of operations, financial condition, or cash flows in future periods. Further, there is no material impact on our results of operations, financial condition, or cash flows for the period ending September 30, 2024.

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

Critical Accounting Policies

As of September 30, 2024, there have been no significant changes in our critical accounting policies as disclosed in our 2023 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, were primarily impacted by increases in purchased power expense and transmission expense, and the decrease in deferred energy expense.

•
Total revenues from sales to our member distribution cooperatives, which is comprised of sales to our member distribution cooperatives - formula rate and sales to our member distribution cooperatives - market-based rates, increased 2.6% and 4.1%, for the three and nine months ended September 30, 2024, respectively.

o
Total revenues from sales to our member distribution cooperatives - formula rate were relatively flat. Formula rate energy revenues decreased 10.5% and 7.2%, respectively, due to the decreases in our total energy rate, partially offset by the increase in energy sales in MWh to our member distribution cooperatives - formula rate. The weather was milder in 2023 as compared to 2024 and contributed to the increase in 2024 energy sales in MWh. Formula rate demand revenues increased 13.4% and 13.1%, respectively, substantially due to changes in PJM charges for network transmission services and higher capacity costs.
o
Total revenues from sales to our member distribution cooperatives - market-based rates increased 143.9% and 139.4%, respectively, due to load growth related to data centers.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased 20.2% and 10.6%, for the three and nine months ended September 30, 2024, respectively. Purchased capacity costs increased 297.3% and 191.1%, respectively, due to the increase in capacity charges from PJM. Purchased energy costs increased 8.9% and 3.9%, respectively, due to the increase in the volume of purchased energy, partially offset by the decrease in the average cost of purchased energy.
•
Transmission expense increased 14.9% and 16.3%, for the three and nine months ended September 30, 2024, respectively, primarily due to changes in PJM charges for network transmission services.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $14.7 million and $39.1 million, for the three and nine months ended September 30, 2024, respectively, due to the decreases in our total energy rate. For the three and nine months ended September 30, 2024, we over-collected $24.1 million and $47.5 million, respectively.

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

As detailed in the table below, we utilized Margin Stabilization to increase revenues for the three months ended September 30, 2024 and 2023, and to reduce revenues for the nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Margin Stabilization adjustment	$(1,606)	$(1,844)	$6,357	$2,293

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

The heating and cooling degree days for the three and nine months ended September 30, 2024, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Heating degree days	—	—	—%	1,856	1,610	15.3%
Cooling degree days	929	928	0.1	1,308	1,062	23.2

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(in MWh and percentages)
Generated:
Wildcat Point	920,826	24.2%	1,305,708	37.6%	2,271,964	21.2%	3,466,453	35.5%
North Anna	487,950	12.8	423,993	12.2	1,359,501	12.7	1,405,412	14.4
Clover	104,945	2.8	63,310	1.8	361,713	3.4	98,799	1.0
Louisa	222,382	5.9	61,687	1.8	383,263	3.6	152,266	1.6
Marsh Run	205,423	5.4	57,890	1.7	329,615	3.1	128,856	1.3
Distributed Generation	934	—	1,302	—	1,955	—	2,355	—
Total Generated	1,942,460	51.1	1,913,890	55.1	4,708,011	44.0	5,254,141	53.8
Purchased:
Other than renewable:
Long-term and short-term	618,851	16.3	766,071	22.1	2,390,637	22.4	2,652,358	27.1
Spot market	1,096,577	28.8	682,471	19.6	3,038,594	28.4	1,368,560	14.0
Total Other than renewable	1,715,428	45.1	1,448,542	41.7	5,429,231	50.8	4,020,918	41.1
Renewable (1)	144,394	3.8	111,450	3.2	555,802	5.2	498,142	5.1
Total Purchased	1,859,822	48.9	1,559,992	44.9	5,985,033	56.0	4,519,060	46.2
Total Available Energy	3,802,282	100.0%	3,473,882	100.0%	10,693,044	100.0%	9,773,201	100.0%

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

Operational Availability

The operational availability of our owned generating resources for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Wildcat Point	99.5%	99.2%	92.0%	91.6%
North Anna	100.0	87.7	93.0	95.8
Clover	76.8	93.2	73.0	70.9
Louisa	98.5	99.9	97.5	98.6
Marsh Run	99.1	99.8	93.3	94.5

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and nine months ended September 30, 2024 and 2023, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Wildcat Point	42.5%	60.4%	35.1%	54.0%
North Anna	100.7	87.5	94.2	97.7
Clover	11.4	6.9	13.1	3.6

North Anna

On August 28, 2024, the Nuclear Regulatory Commission renewed the operating licenses for an additional 20 years for both units at North Anna. The operating licenses now extend through April 1, 2058, and August 21, 2060, for North Anna Unit 1 and Unit 2, respectively.

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$265,628	$266,846	$772,796	$761,823
Market-based rates	14,039	5,756	35,268	14,731
Total Member distribution cooperatives	279,667	272,602	808,064	776,554

Non-members (1)	26,112	21,959	31,810	48,060
Total Operating revenues	$305,779	$294,561	$839,874	$824,614

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,377,704	3,178,754	9,617,305	8,400,761
Member distribution cooperatives - market-based rates	303,873	138,839	790,331	368,720
Non-members	69,389	124,356	199,639	932,951
Total Energy sales	3,750,966	3,441,949	10,607,275	9,702,432
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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$139,466	$155,828	$406,442	$437,988
Renewable energy credits	335	96	536	269
Demand revenues	125,827	110,922	365,818	323,566
Total Formula rate revenues	$265,628	$266,846	$772,796	$761,823

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,377,704	3,178,754	9,617,305	8,400,761

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$41.29	$49.02	$42.26	$52.14
Formula rate total cost	$78.64	$83.95	$80.35	$90.68

For the three and nine months ended September 30, 2024, total formula rate revenues were relatively flat as compared to the same periods in 2023. Formula rate energy revenues decreased $16.4 million, or 10.5%, and $31.5 million, or 7.2%, respectively, due to the decreases in our total energy rate, partially offset by the 6.3% and 14.5%, increase in energy sales in MWh to our member distribution cooperatives - formula rate, respectively. The weather was milder in 2023 as compared to 2024 and contributed to the increase in 2024 energy sales in MWh. Formula rate demand revenues increased $14.9 million, or 13.4%, and $42.3 million, or 13.1%, respectively, substantially due to changes in PJM charges for network transmission services and higher capacity costs.

The following table summarizes the changes to our total energy rate since 2023, which were implemented to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2023	(1.5)
August 1, 2023	(14.8)
January 1, 2024	(7.0)
July 1, 2024	(3.5)

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Member distribution cooperatives:	(in thousands)
Market-based rates:
Energy revenues	$11,896	$5,006	$29,151	$12,881
Demand revenues	2,143	750	6,117	1,850
Total Market-based rates revenues	$14,039	$5,756	$35,268	$14,731

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	303,873	138,839	790,331	368,720

The increase in total market-based rates revenues is a result of load growth related to data centers. See "Member Distribution Cooperatives" above.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Fuel	$52,096	$47,502	$151,705	$148,335
Purchased power	107,270	89,222	272,528	246,492
Transmission	51,058	44,442	150,110	129,030
Deferred energy	24,122	38,865	47,485	86,557
Operations and maintenance	22,475	25,709	69,770	67,196
Administrative and general	12,536	10,879	37,108	32,121
Depreciation and amortization	17,600	17,439	52,616	52,104
Amortization of regulatory asset/(liability), net	920	634	12,475	1,121
Accretion of asset retirement obligations	1,573	1,520	4,716	4,557
Taxes, other than income taxes	2,323	2,244	6,944	6,837
Total operating expenses	$291,973	$278,456	$805,457	$774,350

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

Total operating expenses increased $13.5 million, or 4.9%, and $31.1 million, or 4.0%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily as a result of increases in purchased power expense and transmission expense, partially offset by the decrease in deferred energy expense.

•
Purchased power expense, which includes the cost of purchased energy and capacity, increased $18.0 million, or 20.2%, and $26.0 million, or 10.6%, for the three and nine months ended September 30, 2024, respectively. Purchased capacity costs increased $10.4 million, or 297.3%, and $16.8 million, or 191.1%, respectively, due to the increase in capacity charges from PJM. Purchased energy costs increased $7.6 million, or 8.9%, and $9.3 million, or 3.9%, respectively, due to the 19.2% and 32.4% increase in the volume of purchased energy, partially offset by the 8.6% and 21.6% decrease in the average cost of purchased energy.
•
Transmission expense increased $6.6 million, or 14.9%, and $21.1 million, or 16.3%, for the three and nine months ended September 30, 2024, respectively, primarily due to changes in PJM charges for network transmission services.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $14.7 million and $39.1 million, for the three and nine months ended September 30, 2024, respectively, due to the decreases in our total energy rate. For further discussion on deferred energy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Deferred Energy" in Item 7 in our 2023 Annual Report on Form 10-K.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances. The major components of interest charges, net for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Interest on long-term debt	$(11,625)	$(12,311)	$(34,860)	$(36,919)
Interest on revolving credit facility	(1,436)	(1,806)	(6,223)	(5,680)
Other interest	(1,215)	(1,661)	(3,954)	(5,054)
Total interest charges	(14,276)	(15,778)	(45,037)	(47,653)
Allowance for borrowed funds used during construction	584	352	1,702	1,019
Interest charges, net	$(13,692)	$(15,426)	$(43,335)	$(46,634)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was 9.5% and 5.5% lower for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, due to the decrease in total interest charges.

Financial Condition

The principal changes in our financial condition from December 31, 2023 to September 30, 2024, were caused by increases in accounts payable–members, deferred energy, nuclear decommissioning trust, and regulatory liabilities; substantially offset by the decrease in revolving credit facility.

•
Accounts payable–members increased $75.3 million due to the $72.1 million increase in member prepayments and the $3.1 million increase in the amounts owed to our member distribution cooperatives under Margin Stabilization.

•
Deferred energy increased $47.5 million due to the over-collection of our energy costs in 2024.
•
Nuclear decommissioning trust increased $36.4 million due to the $20.8 million increase in the fair value of the fund and the $15.6 million realized gain and earnings on the fund.
•
Regulatory liabilities increased $31.5 million primarily due to the change in the unrealized gain on the nuclear decommissioning trust and the increase in derivatives.
•
Revolving credit facility decreased $136.0 million due to the increase in cash provided by operating activities.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first nine months of 2024 and 2023, our operating activities provided cash flows of $249.3 million and $61.8 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. Available funding under this facility totals $400 million and commitments under this syndicated credit agreement extend through December 7, 2028. As of September 30, 2024 and December 31, 2023, we had outstanding under this facility $55.0 million and $191.0 million in borrowings, respectively.

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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of September 30, 2024, had a balance of $297.0 million. Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, decommissioning trust obligations, and our contingent obligations as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2024.

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1 in our 2023 Annual Report on Form 10-K.

Mr. Kirk D. Johnson ceased to serve as Senior Vice President of Member Relations at ODEC effective November 5, 2024.

Recent EPA Developments

In May 2023, the EPA proposed performance standards for both new and existing generating units for reducing carbon dioxide emissions. The proposed standards included emissions guidelines that would set limits for new gas-fired combustion turbines, existing coal, oil, and gas-fired steam generating units, and certain existing gas-fired combustion turbines.

On May 9, 2024, the final rule, which contains requirements to either retrofit existing coal units with carbon controls or retire the asset, was published in the Federal Register and became effective July 8, 2024. Also beginning on May 9, 2024, multiple lawsuits were filed against the EPA to seek judicial review of the final regulation and multiple petitions were filed seeking to stay implementation of the rule. On July 19, 2024, the United States Court of Appeals for the District of Columbia Circuit denied requests to stay the rule. On July 23, 2024, multiple entities filed an emergency stay application with the United States Supreme Court and on October 16, 2024, the United States Supreme Court denied the requests to stay the rule. The litigation continues in the United States Court of Appeals for the District of Columbia Circuit and is proceeding on an expedited schedule. We are continuing to monitor this standard as it relates to our generating facilities, particularly Clover. We will be able to determine our compliance strategies after state implementation plans have been developed related to the rule. Based on the uncertainties associated with the state implementation plans, we cannot yet determine whether the final rule will have a material adverse effect on our results of operations, financial condition, or cash flows in future periods. Further, there is no material impact on our results of operations, financial condition, or cash flows for the period ending September 30, 2024.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 12, 2024	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)