Form 10-K
period 2024-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2025-03-18
CIK 885568

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2024 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
ACE	Affordable Clean Energy rule
ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
ARO	Asset retirement obligation
ASU	Accounting Standards Update
CAA	Clean Air Act
CCR	Coal combustion residual(s)
CEC	Choptank Electric Cooperative, Inc.
CEO	Chief Executive Officer
CFC	National Rural Utilities Cooperative Finance Corporation
CFO	Chief Financial Officer
CLO	Chief Legal Officer
Clover	Clover Power Station
CO2	Carbon dioxide
COO	Chief Operating Officer
CSAPR	Cross-State Air Pollution Rule
DEC	Delaware Electric Cooperative, Inc.
DOE	United States Department of Energy
DPSC	Delaware Public Service Commission
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas(es)
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
IRC	Internal Revenue Code of 1986, as amended
IT	Information technology
Louisa	Louisa Power Station
Marsh Run	Marsh Run Power Station
MMBTU	One Million British Thermal Units
Moody’s	Moody’s Investors Service
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
NEO	Named executive officer(s)
NERC	North American Electric Reliability Corporation
North Anna	North Anna Nuclear Power Station

NOVEC	Northern Virginia Electric Cooperative
NOx	Nitrogen oxide
NRC	United States Nuclear Regulatory Commission
NRECA	National Rural Electric Cooperative Association
NYMEX	New York Mercantile Exchange
ODEC, We, Our, Us	Old Dominion Electric Cooperative
PCAOB	Public Company Accounting Oversight Board
PJM	PJM Interconnection, LLC
PPA	Pension Protection Act
REC	Rappahannock Electric Cooperative

Abbreviation or Acronym	Definition
RGGI	Regional Greenhouse Gas Initiative
RPM	Reliability Pricing Model
RPS	Renewable portfolio standards
RTO	Regional transmission organization
RUS	United States Department of Agriculture Rural Utilities Service
S&P	Standard & Poor’s Financial Services LLC
SEPA	Southeastern Power Administration
SO2	Sulfur dioxide
SOFR	Secured Overnight Financing Rate
SVEC	Shenandoah Valley Electric Cooperative
TEC	TEC Trading, Inc.
VAPCB	Virginia Air Pollution Control Board
Virginia Power	Virginia Electric and Power Company
VSCC	Virginia State Corporation Commission
Wildcat Point	Wildcat Point Generation Facility
XBRL	Extensible Business Reporting Language

PART I

ITEM 1. BUSINESS

OVERVIEW

Old Dominion Electric Cooperative was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit wholesale power supply cooperative. We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. We serve their power requirements pursuant to long-term, all-requirements wholesale power contracts, with limited exceptions. Through our member distribution cooperatives, we served approximately 640,000 retail electric customers (meters), representing a total population of approximately 1.5 million people in 2024.

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

Revenues from our member distribution cooperatives and the percentage each contributed to total revenues from sales to our member distribution cooperatives in 2024 were as follows:

Member Distribution Cooperatives	Revenues
	(in millions)
Rappahannock Electric Cooperative	$333.0	31.0%
Shenandoah Valley Electric Cooperative	189.9	17.7
Delaware Electric Cooperative, Inc.	141.2	13.1
Mecklenburg Electric Cooperative	101.9	9.5
Choptank Electric Cooperative, Inc.	89.6	8.3
Southside Electric Cooperative	79.7	7.4
A&N Electric Cooperative	58.3	5.4
Prince George Electric Cooperative	29.3	2.7
Northern Neck Electric Cooperative	25.7	2.4
Community Electric Cooperative	15.3	1.4
BARC Electric Cooperative	11.5	1.1
Total	$1,075.4	100.0%

In 2024, no individual customer of our member distribution cooperatives constituted more than 5.0% of our revenues from our member distribution cooperatives.

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

There is increasing interest by entities with facilities with substantially large load requirements, primarily data centers, to locate those facilities in the service territories of our member distribution cooperatives, which may result in increased customer concentration. On February 18, 2025, the VSCC issued an order granting approval for REC to provide power to potential customers with substantially large load requirements through an affiliate of REC. See “Wholesale Power Contracts” and “Regulation of Member Distribution Cooperatives” below and “Risk Factors” in Item 1A.

Our member distribution cooperatives’ sales of energy in 2024 totaled approximately 13,600,000 MWh. These sales were divided by customer class as follows:

Percentage of Customers (Meters)
90.0%
9.2%
0.8%
Residential
Commercial and industrial
Other

From 2019 through 2024, our eleven member distribution cooperatives experienced a compound annual growth rate of 1.5% and 2.5% in the number of customers (meters) and energy sales measured in MWh, respectively. The increase in the energy sales measured in MWh is primarily a result of load growth related to data centers.

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

Wholesale Power Contracts

Our financial relationships with our member distribution cooperatives are based primarily on our contractual arrangements for the supply of power and related transmission and ancillary services. These arrangements are set forth in our wholesale power contracts with our member distribution cooperatives that are effective until January 1, 2079, and beyond this date unless either party gives the other at least three years notice of termination. The wholesale power contracts are all-requirements contracts. Each contract obligates us to sell and deliver to a member distribution cooperative, and obligates that member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with some exceptions, to the extent that we have the power and facilities available to do so.

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration. Purchases under this exception constituted less than 2% of our member distribution cooperatives’ total energy requirements in 2024.

There are two additional exceptions to the all-requirements nature of our wholesale power contracts.

One exception permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from its owned generation or other suppliers. The member distribution cooperative may return this load with proper notice. If all of our member distribution cooperatives elected to fully utilize this exception, we estimate the current impact on our load requirements would be a reduction of approximately 188 MW of demand and associated energy. As of December 31, 2023, approximately 129 MW of demand and associated energy had been removed under this provision. In 2024, approximately 110 MW of this load returned to us. We do not anticipate that the current or potential full utilization of this exception or the return of all removed load by our member distribution cooperatives would have a material impact on our results of operations, financial condition, or cash flows.

The second exception permits a member distribution cooperative to purchase additional power from other suppliers following approval by our board of directors. In this case, if an opportunity is presented to a member distribution cooperative to purchase a component of its all-requirements service from another supplier in excess of the first exception described above, the member distribution cooperative must offer that opportunity to us. If we decline the opportunity or we are otherwise unable to agree on an acceptable contract with the supplier, then the member distribution cooperative may purchase that component of service from the other supplier, subject to our ability to eliminate other purchases and a determination by our board of directors that use of the exception will not materially adversely affect us or our other member distribution cooperatives. Beginning in 2024, opportunities to purchase the power requirements to serve potential future substantially large loads were presented to us, and we declined these opportunities. We will continue to evaluate these opportunities as they arise.

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

Regulation of Member Distribution Cooperatives

Eight of our eleven member distribution cooperatives currently participate in RUS loan or guarantee programs. These member distribution cooperatives have executed loan documents with RUS that we understand contain affirmative and negative covenants, including provisions related to accounting, issuances of securities, rates and charges for the sale of power, construction or acquisition of facilities, and the purchase and sale of power. In addition, we understand financial covenants in these member distribution cooperatives’ loan documents require them to design rates to achieve certain interest and debt service coverage ratios. Finally, we understand that for our member distribution cooperatives that do not participate in RUS loan or guarantee programs, their principal loan documentation contains similar covenants.

Our member distribution cooperatives in Virginia are subject to rate regulation by the VSCC for the provision of electric distribution services to their customers, but they have the ability to pass through changes in their wholesale power costs, including the demand and energy costs we charge our member distribution cooperatives, to their customers. Our Virginia member distribution cooperatives also may adjust their rates for distribution service without approval by the VSCC provided the adjustment does not result in a cumulative net increase or decrease in excess of 5% in any three-year period. Additionally, the member distribution cooperatives may adjust their rates to collect the fixed costs of owning and operating their distribution systems through a new or modified fixed monthly charge rather than through volumetric charges associated with energy usage, as long as those adjustments are revenue neutral.

Each of our member distribution cooperatives may enter into agreements with customers with substantially large load requirements, subject to compliance with its wholesale power contract with us. See “Wholesale Power Contracts” above. Each of our Virginia member distribution cooperatives may enter into agreements with customers with substantially large load requirements and the terms of those agreements, and any related tariffs made part of the agreements, are subject to VSCC regulation. For Virginia member distribution cooperatives, the VSCC must approve any tariff governing the rates and terms of service between the member distribution cooperative and the substantially large load customer. REC petitioned the VSCC for approval to provide power to 13 potential customers with substantially large load requirements through an affiliate of REC and on February 18, 2025, the VSCC issued an order granting approval of REC’s petition. The order states that the approval is for a term of three years from the approval date and is limited to the 13 potential customers with substantially large load requirements identified in the petition. See “Risk Factors” in Item 1A.

The electric distribution rates of our Delaware and Maryland member distribution cooperatives, including wholesale power costs that are a pass-through to their customers, are not regulated by their respective public service commissions.

We, and our member distribution cooperatives, are not subject to any RPS. DEC has voluntarily committed to comply with the Delaware RPS, which it meets through purchases of renewable energy credits, and owned and purchased resources pursuant to the 5% or 5 MW exception in its wholesale power contract with us. See “Wholesale Power Contracts” above.

Competition

Delaware and Maryland each have laws unbundling the power component (also known as the generation component) of electric service to retail customers, while maintaining regulation of transmission and distribution services. All retail customers in Delaware, including customers of DEC, are currently permitted to purchase power from a registered supplier only after DEC approves the supplier’s ability to do business in its service territory. All retail customers in Maryland, including customers of CEC, are currently permitted to purchase power from the registered supplier of their choice. As of March 1, 2025, no retail customer of DEC or CEC had switched to an alternative power supplier.

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year. Retail choice is also available to any Virginia customer whose noncoincident peak demand exceeds 90 MW. Additionally, all Virginia retail customers may select an alternative power supplier that provides 100% renewable energy if their incumbent utility, such as one of our member distribution cooperatives, does not offer this same option. Currently, all of our Virginia member distribution cooperatives provide an option to supply a customer with 100% of its requirements from renewable energy. As of March 1, 2025, three retail customers of our Virginia member distribution cooperatives with a total load of approximately 23 MW have switched to an alternative power supplier.

Currently, we do not anticipate that any of these rights to retail choice of our member distribution cooperatives’ customers, individually or in the aggregate, will have a material impact on our results of operations, financial condition, or cash flows.

TEC

TEC is owned by our member distribution cooperatives and currently is our only Class B member. We have a power sales contract with TEC under which we may sell to TEC power that we do not need to meet the needs of our member distribution cooperatives. TEC then sells this power to third parties under market-based rate authority granted by FERC. In 2024, we had no sales to TEC and TEC had no sales to third parties. From the second quarter of 2022 through the first quarter of 2023, we sold excess power to TEC, and TEC had sales to third parties. Additionally, we have a separate contract under which we may purchase natural gas from TEC; however, we have not purchased natural gas from TEC in recent years. TEC does not engage in speculative trading.

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

	Year Ended December 31,
	2024		2023		2022
	(in MWh and percentages)
Generated:
Wildcat Point	2,990,542	20.9%	4,440,551	33.9%	3,943,281	31.3%
North Anna	1,859,389	13.0	1,836,079	14.0	1,655,424	13.1
Clover	454,387	3.2	123,965	1.0	316,116	2.5
Louisa	528,087	3.7	244,805	1.9	241,838	1.9
Marsh Run	401,555	2.8	224,510	1.7	342,844	2.7
Distributed Generation	2,289	—	2,833	—	2,088	—
Total Generated	6,236,249	43.6	6,872,743	52.5	6,501,591	51.5
Purchased:
Other than renewable:
Long-term and short-term	3,271,266	22.9	3,631,994	27.7	2,507,109	19.9
Spot market	2,879,610	20.1	1,362,947	10.4	2,869,572	22.8
Market-based rates	1,133,663	7.9	515,676	4.0	—	-
Total Other than renewable	7,284,539	50.9	5,510,617	42.1	5,376,681	42.7
Renewable (1)	785,740	5.5	709,980	5.4	732,633	5.8
Total Purchased	8,070,279	56.4	6,220,597	47.5	6,109,314	48.5
Total Available Energy	14,306,528	100.0%	13,093,340	100.0%	12,610,905	100.0%

(1)
Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

In 2024, our generating facilities satisfied approximately 81.1% of our weighted average PJM capacity obligation of approximately 3,142 MW. For a description of our generating facilities, see “Properties” in Item 2. In 2024, we satisfied the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts. See “PJM” below. The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. See “Power Purchase Contracts” below.

Our total available energy and total PJM capacity obligation resources by fuel type and purchase type for 2024 are detailed below:

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

As part of our ongoing power supply planning process, on February 3, 2021, we announced a goal to achieve net zero CO2 emissions by 2050 and set an interim goal to reduce our carbon intensity (pounds of CO2 emitted per MWh) by 50% (from 2005 levels) by 2030. As of December 31, 2024, we have reduced our carbon intensity by approximately 46% from 2005 levels. In addition to including carbon emissions related to our owned generating facilities, we impute carbon emissions for our market purchases using the PJM system average emission rate. We do not impute carbon emissions for any renewable power purchases for which we do not retire the renewable energy credits. We will continue to evaluate and monitor industry practices with respect to the calculation of carbon intensity and we may adjust our calculations accordingly.

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

PJM balances its members’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and directs the dispatch of available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. When the most economical generating facilities cannot be dispatched due to transmission constraints, PJM will direct the dispatch of more expensive generating facilities to meet the required power requirements. PJM members whose power requirements cause the redispatch are obligated to pay the additional costs to dispatch the more expensive generating facilities. These additional costs are commonly referred to as congestion costs. PJM conducts auctions of financial transmission rights for future periods to provide members an opportunity to hedge these congestion costs. PJM also utilizes reliability must run agreements to keep certain power plants operating past their planned retirement dates in order to mitigate reliability concerns. Typically, these facilities are requested to remain operational until transmission upgrades are completed and the costs incurred beyond the planned retirement date to operate these facilities are collected through PJM's transmission rates. For the years ending December 31, 2024, 2023, and 2022, we incurred expenses of $14.8 million, $16.2 million, and $11.0 million, respectively, related to reliability must run costs included in transmission expense.

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

Power Purchase Agreements

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

Renewables

We have power purchase contracts for approximately 330 MW from wind and solar facilities that are operational. Development of solar projects, including those for which we may contract for in the future, are being impacted by delays and costs related to the regulatory approval and interconnection approval processes, and supply chain issues. We do not have any power purchase contracts for wind or solar facilities that are under development or construction. See “Risk Factors” in Item 1A.

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

Nuclear

Virginia Power, an investor owned utility and the operating agent of North Anna, has the sole authority and responsibility to procure nuclear fuel for the facility. Virginia Power advises us that it primarily uses long-term contracts to support North Anna’s nuclear fuel requirements and that worldwide market conditions are continuously evaluated to ensure a range of fuel supply options at reasonable prices, which are dependent upon the market environment. We are not a direct party to any of these procurement contracts and we do not control their terms, conditions, or duration. Virginia Power advises us that current agreements, inventories, and spot market availability are expected to support North Anna’s current and planned fuel supply needs for the near term and that additional fuel is purchased as required to attempt to ensure optimal cost and inventory levels.

Coal

Virginia Power, as operating agent of Clover, has the sole authority and responsibility to procure coal for the facility. We are not a direct party to any of these procurement contracts and we do not control their terms, conditions, or duration. As of December 31, 2024 and December 31, 2023, based on Clover running at full capacity, there was a 70-day and a 79-day supply of coal, respectively. The availability of coal can be impacted by the reduced production of coal, transportation issues, and exports of coal. See “Risk Factors” in Item 1A.

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

Environmental

We are subject to federal, state, and local laws and regulations, and permits designed to both protect human health and the environment and to regulate the emission, discharge, or release of pollutants into the environment. We believe that we are in material compliance with all current requirements of such environmental laws and regulations and permits. However, as with all electric utilities, the operation of our generating units could be affected by future changes in environmental laws and regulations. We continue to monitor activity related to changes in environmental laws and regulations, including new requirements that could apply to our operations. Capital expenditures and increased operating costs required to comply with any future regulations could be significant. See “Risk Factors” in Item 1A. Our capital expenditures for environmental improvements at our generating facilities were approximately $0.8 million and $2.3 million in 2024 and 2023, respectively.

Clean Air Act (“CAA”)

Currently, the most significant environmental law affecting our operations is the CAA. The CAA requires, among other things, that owners and operators of fossil fuel-fired generating facilities limit emissions of SO2, particulate matter, mercury, and NOx. Additionally, regulatory programs are in place for new units and for major modifications of existing generating facilities and are being proposed for existing units to limit emissions of CO2 and other GHG. Discussed below are certain standards and regulations under the CAA that impact us.

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

o
In April 2022, the EPA published a proposed federal implementation plan rule, the “Good Neighbor Plan” rule, that included revised CSAPR ozone season NOX allowances as well as emission rate limits for coal-fired units. The plan is designed to address the CAA “Good Neighbor” requirements related to the 2015 ozone national ambient air quality standards in 23 states. The final rule was published in the Federal Register on June 5, 2023, with an effective date of August 4, 2023; however, there were legal challenges from several states. On June 27, 2024, the United States Supreme Court granted emergency applications seeking a stay of the Good Neighbor Plan, pending judicial review. On October 29, 2024, the EPA issued a third interim final rule responding to the United States Supreme Court’s order by further temporarily amending the Good Neighbor Plan to administratively stay the effectiveness of its requirements for covered facilities in the remaining 11 states (which include Virginia and Maryland). For the 2024 and 2025 ozone season, we currently anticipate that there will be sufficient allowances related to the operation of Clover. We continue to follow the legal proceedings and this rulemaking and the potential impact on the operation of Clover.
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
•
CAA Performance Standards for GHGs for New and Existing Electric Generating Facilities
o
In May 2023, the EPA proposed performance standards under the CAA for both new (Section 111(b)) and existing (Section 111(d)) generating units for reducing CO2 emissions. The proposed standards included emissions guidelines that would set limits for new gas-fired combustion turbines, existing coal, oil, and gas-fired steam generating units, and certain existing gas-fired combustion turbines.
o
On May 9, 2024, the final rule, which contains requirements to either retrofit existing coal units with carbon controls or retire the asset, was published in the Federal Register and became effective July 8, 2024. Also beginning on May 9, 2024, multiple lawsuits were filed against the EPA seeking judicial review of the final regulation and multiple petitions were filed seeking to stay implementation of the rule. On July 19, 2024, the United States Court of Appeals for the District of Columbia Circuit denied requests to stay the rule. On July 23, 2024, multiple entities filed an emergency stay application with the United States Supreme Court and on October 16, 2024, the United States Supreme Court denied the requests to stay the rule. The litigation continues in the United States Court of Appeals for the District of Columbia Circuit and is proceeding on an expedited schedule.
o
We are continuing to monitor these performance standards as they relate to our generating facilities, particularly Clover. We will be able to determine our compliance strategies after state implementation plans have been developed related to the rule. Based on the uncertainties associated with the state implementation plans, we cannot yet determine whether the final rule will have a material adverse effect on our results of operations, financial condition, or cash flows in future periods. There is no material impact on our results of operations, financial condition, or cash flows for the period ending December 31, 2024.

Certain other environmental laws that affect our operations are discussed below.

Regional Greenhouse Gas Initiative (“RGGI”)

•
RGGI, as implemented under the laws of participating northeastern and Mid-Atlantic States, currently including Delaware and Maryland, provides the framework for and administers a cap-and-trade program to regulate and reduce CO2 emissions.
•
Virginia joined RGGI in 2021 pursuant to the 2019 regulation that established an emission limitation program to reduce CO2 from electric power facilities (see “Virginia Clean Economy Act” below). During 2022, the Virginia Department of Environmental Quality took steps to repeal the existing regulation and withdraw from RGGI. On August 30, 2023, the repeal became effective which removed Virginia from RGGI at the end of the 2023 reporting year. Legal challenges to the repeal were filed. On November 18, 2024, the Circuit Court of Floyd County issued an opinion that found the repeal of the RGGI Regulation was unlawful. On March 6, 2025, the Circuit Court of Floyd County ruled to suspend the November 18, 2024 judgment, pending appeal. We are continuing to monitor this process.
•
In accordance with Virginia's withdrawal from RGGI at the end of the 2023 reporting year, beginning January 1, 2024, we are only required to purchase RGGI CO2 allowances for each ton of CO2 emitted by Wildcat Point, which is located in Maryland.
•
We continue to project that there will be an adequate supply of CO2 allowances available for purchase through RGGI auctions or in the secondary market to support Wildcat Point. RGGI is in the process of conducting a periodic program review. The results of this review could mean substantial changes to the emissions caps or other program market aspects. We anticipate that an updated model rule will be released in early 2025; however, the program review did not include Virginia participation in the modeling scenarios. We are continuing to monitor this process, as well as the future inclusion of other adjoining states, to determine any potential impacts on allowance procurement.

Virginia Clean Economy Act

•
The act requires that the VAPCB establish rules by 2025 to reduce CO2 emissions from the electric generating sector between 2031 and 2050 and specifies that no emission allowances will be issued in 2050 or future years.
•
The act requires that substantially all investor-owned utility generating facilities that emit CO2 as a by-product of combustion close by December 31, 2045, including Clover, which we co-own with Virginia Power. However, if the reliability or security of providing electric service to customers is threatened, a petition may be made by Virginia Power to the VSCC requesting relief from the closure requirement.
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

Our workforce is composed of operational staff at our generating facilities and headquarters staff. We are not a party to any collective bargaining agreement. As of March 1, 2025, we had 141 employees, including 48 employees at our generating facilities and 93 employees at our headquarters office. The average tenure of our employees is ten years.

ITEM 1A. RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating ODEC. These risk factors could affect our actual results and cause these results to differ materially from those expressed in any forward-looking statements of ODEC. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. We consider the risks listed below to be material, but you may view risks differently than we do and we may omit a risk that we consider immaterial but you consider important. An adverse outcome of any of the following risks could materially affect our business or financial condition. These risk factors should be read in conjunction with the other detailed information set forth elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including “Caution Regarding Forward-looking Statements”, in Item 7 and “Notes to Consolidated Financial Statements” in Item 8.

FINANCIAL, MARKET, AND ECONOMIC RISKS

Our financial condition is largely dependent upon our member distribution cooperatives.

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations to us under their wholesale power contracts. In 2024, 61.8% of our revenues from sales to our member distribution cooperatives were received from our three largest members, REC, SVEC, and DEC. The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formula rate or a market-based rate that a member distribution cooperative may elect in lieu of the formula rate for certain new and expanding loads. See “Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1 and “Factors Affecting Results—Formula Rate” in Item 7. Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval, with limited exceptions.

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

Changes occurring in our member distribution cooperatives’ service territories and our member distribution cooperatives’ response to these changes could erode their financial stability and negatively impact their creditworthiness. This in turn could impact ODEC's financial stability and creditworthiness.

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

We rely on purchases and delivery of power and fuel from other suppliers that exposes us to market price risk and could increase our operating costs.

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

In 2024, we purchased approximately 56.4% of our energy resources. These purchases consisted of a combination of purchases under physically-delivered forward contracts and purchases of energy in the spot market. Purchases of energy from other suppliers will continue in the future and could increase because of the addition of substantially large loads and the risks associated with the operation of our generating facilities, including changes in their dispatch, shutdown, or breakdown or failure of equipment.

Substantially large loads considered for development and construction in the service territories of our member distribution cooperatives could impact our financial condition and liquidity.

Our member distribution cooperatives serve a variety of major industries, including data centers that have large load requirements. Both the number and size of data centers that are being considered for development and construction in the service territories of our member distribution cooperatives have increased in recent years and we anticipate they will continue to increase substantially over the next several years, thereby materially increasing the aggregate power requirements of our member distribution cooperatives. Our need to serve the power requirements of these data centers, which could be thousands of MWs over the next decade, has the potential to create several material risks.

The wholesale power contract we have with each of our member distribution cooperatives obligates us to sell and deliver to the member distribution cooperative, and obligates that member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with some exceptions, to the extent that we have the power and facilities available to do so. The rates we charge our member distribution cooperatives are regulated by FERC and FERC has granted us authority to charge our member distribution cooperatives utilizing a formula rate and market-based rates. In accordance with our wholesale power contracts with our member distribution cooperatives, we sell power to them utilizing a formula rate. An exception in the formula rate allows our member distribution cooperatives to elect to utilize market-based rates for new and expanding loads that meet certain criteria. Under market-based rates, the energy required to serve the power requirements of data centers would be supplied by resources subject to dispatch by PJM. Consistent with our formula rate purchases of energy, capacity, and other ancillary services associated with these requirements, we would be financially responsible to PJM for the payment of market-based purchases.

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

These adverse consequences also could arise if a data center fails to pay its power bill to one of our member distribution cooperatives. Any security provided by a data center may not be sufficient to permit our member distribution cooperative to meet its payment obligations under the wholesale power contract. Depending on the amount of the non-payment, our member distribution cooperative may find it difficult to meet its financial obligations to us and others in a timely manner. As a result, we could be subject to credit rating downgrades, increased collateral requirements, and liquidity impairments.

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

Counterparties under energy purchase and natural gas arrangements may fail to perform their obligations to us resulting in default.

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

S&P, Moody’s, and Fitch currently rate our outstanding obligations issued under our Indenture at “A+,” “A1,” and “A+,” respectively. Additionally, we have an issuer credit rating of “A+” from S&P, and an implied senior unsecured rating of “A+” from Fitch. If these agencies were to downgrade our ratings, particularly below investment grade, we may be required to deposit funds or post letters of credit related to our power purchase arrangements. To the extent that we would have to provide additional credit support as a result of a downgrade in our credit ratings, our ability to access additional credit may be limited and our liquidity may be materially impaired. Also, we may be required to pay higher interest rates on borrowings under our revolving credit facility and financings that we undertake in the future, and our potential pool of future investors and funding sources could decrease.

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

PJM, an RTO regulated by FERC, coordinates and establishes policies for the generation, purchase, and sale of capacity and energy in the control areas of its members. We are a member of PJM and we participate in its energy, capacity, and transmission markets to serve our member distribution cooperatives. All of our member distribution cooperatives’ service territories are located in PJM. As a member of PJM, we are subject to the operations of PJM, the risks in PJM, and our generating facilities are under dispatch direction of PJM. These risks include potential future market volatility associated with shrinking PJM reserve margins as well as transmission costs and transmission system infrastructure. Material regulatory changes by FERC impacting the operations of PJM, including the design of the wholesale markets or its interpretation of market rules, or changes to pricing rules or rules involving revenue calculations, could adversely impact our costs or operations. See “Power Supply Resources—PJM” in Item 1.

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

Legislation, regulation, and governmental administration priorities can change over time. We cannot predict the cost, effect, or duration of any future environmental legislation or regulation. New environmental laws or regulations, the modification or reinterpretation of existing environmental laws or regulations, or penalties imposed for non-compliance with existing environmental laws or regulations may require us to incur additional expenses and could have a material adverse effect on the cost of power we supply our member distribution cooperatives. Also, the uncertainty related to changes in environmental laws and regulation poses risks related to long-term planning for generation assets and related decisions about future capital expenditures. See “Regulation—Environmental” in Item 1.

Failure to comply with regulatory reliability standards, and other regulatory requirements could subject us to substantial monetary penalties.

As a result of the Energy Policy Act of 2005, as amended, owners, operators, and users of bulk electric systems, including ODEC, are subject to mandatory reliability standards enacted by NERC and its regional entities, and enforced by FERC. We must follow these standards, which are in place to require that proper functions are performed to ensure the reliability of the bulk power system. Although the standards are developed by the NERC Standards Committee, which includes representatives of various electric energy sectors, and must be just and reasonable, the standards are legally binding and compliance may require increased capital expenditures and costs to provide electricity to our member distribution cooperatives under our wholesale power contracts. If we are found to be in non-compliance with any mandatory reliability standards, we could be subject to sanctions, including potentially substantial monetary penalties. New, revised, or reinterpreted laws or regulations related to reliability standards or participation in wholesale power markets could also result in substantial monetary penalties if ODEC is found to have violated or failed to comply with applicable standards, laws, and regulations.

OPERATIONAL RISKS

We may have operational deficiencies or catastrophic events related to our generating or transmission facilities.

The operation of our generating or transmission facilities involves risks, including the breakdown or failure of power generation equipment, transmission lines, piping or other equipment or processes, and performance below expected levels of output or efficiency. The occurrence of any of these events could result in:

•
substantial charges assessed by PJM as a result of the expectation that generating facilities would operate if called upon to be dispatched;
•
significant additional capital expenditures to repair or replace the affected facilities; or
•
the purchase of potentially more costly replacement power on the open market.

We are subject to fuel procurement and delivery risks.

The operation of our generating facilities involves risks, including the procurement and delivery of an adequate supply of fuel to operate our facilities. Also, there could be substantial price risks due to constraints in the availability or delivery of fuel.

The operation of our natural gas fueled facilities involves risks including the physical availability and delivery of an adequate supply of natural gas to operate our facilities to meet the requirements of PJM. The physical delivery of natural gas has been and may continue to be impacted by reliability issues related to the transportation of natural gas as well as the lack of reliability standards for natural gas suppliers. This can result in constrained delivery or failure to deliver natural gas, which can cause the diminished ability or inability of our generating facilities to operate.

The operation of our coal generating facility involves risks, including the procurement and delivery of an adequate supply of coal to operate the facility and to meet the requirements of PJM. The availability of coal has been and may continue to be impacted by the reduced production of coal due to the closure of mines on the East Coast, transportation issues, and exports of coal to other countries which further reduces the available supply for domestic consumption.

Construction of new, or expansion of existing, generating facilities may not result in the anticipated value to our power supply resource portfolio.

Construction projects, such as investments in generating assets, carry with them the risk that decisions made today can have implications well into the future. Unanticipated market, technology, and regulatory risks regarding particular capital assets can impact their cost to operate and value in the future. Construction carries with it risks relating to timely completion and operational effectiveness. We may not be able to complete construction or expansion projects on time or at all as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, other construction delays, difficulties with partners, contractors, or suppliers, or other factors beyond our control. Even if the construction and expansion projects are completed, the total costs of the projects may be higher than anticipated, the operational performance of the projects may not meet expectations, and we may not be able to timely and effectively integrate these projects into our operations. Any of these or other factors could adversely affect our ability to realize the anticipated benefits from construction and expansion projects.

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

We have an 11.6% undivided ownership interest in North Anna, which provided approximately 13.0% of our energy requirements in 2024. Ownership of an interest in a nuclear generating facility involves risks, including:

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

We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure. We rely on networks, information systems, and other technology, including the internet and third-party hosted servers, to support a variety of business processes and activities. We could be impacted by various events, including deliberate or unintentional cybersecurity incidents (including ransomware). We have been targeted by cyber attacks in the past and likely may be targeted in the future. These attacks may have been carried out, or in the future could be carried out, by individuals, groups, or nation states. We also could be impacted by the misuse of artificial intelligence, or a physical attack on our facilities. Any of these events could directly or indirectly compromise our information related to the operation or maintenance of our generating or transmission facilities and could adversely affect our ability to operate or manage our facilities effectively. There is also the potential for a significant financial impact on our operations. Additionally, any of these events could impact the ability of Virginia Power, as operator of North Anna and Clover, to operate those facilities.

We also use third-parties to electronically process some of our business transactions. Information systems, both ours and those of third-party information processors, are vulnerable to cybersecurity breach and have been attacked in the past. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber attacks by criminal groups or activist organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. We cannot be certain that the security measures utilized, including those security measures by third-party vendors, will be adequate against cyber threats and cyber attackers. In addition, cyber incidents could result in unauthorized disclosure of material confidential information, including personal information or sensitive business information.

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

In accordance with our board policy for incident management and business continuity planning, we have implemented security incident response plans and security incident response teams. These teams include members from multiple functional areas of our organization that identify, investigate, respond, and resolve cybersecurity incidents. Cybersecurity incidents are evaluated and ranked by severity and prioritized for response. We also evaluate the need to include the use of third parties to assist us in the response to a cybersecurity incident. Our Senior Vice President of Power Supply leads the security response teams, and the activities of the security response teams are overseen by our senior management team. Based on the severity of incident, members of the senior management team determine whether the incident requires immediate escalation to our board of directors.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents have been immaterial. This includes penalties and settlements, of which there were none. For a description of whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business operations and financial condition, see “Risk Factors” in Item 1A.

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

On August 28, 2024, the NRC renewed the operating licenses for an additional 20 years for both units at North Anna. The operating licenses now extend through April 1, 2058, and August 21, 2060, for North Anna Unit 1 and Unit 2, respectively.

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

In May 2024, the EPA published a final rule containing performance standards for both new and existing generating units for reducing CO2 emissions. The rule, which is subject to legal challenges, includes emissions guidelines that set limits for new gas-fired combustion turbines, existing coal, oil, and gas-fired steam generating units, and certain existing gas-fired combustion turbines. For further discussion, see “Regulation—Environmental—Clean Air Act—CAA Performance Standards for GHGs for New and Existing Electric Generating Facilities” in Item 1.

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

Our results from operations for the year ended December 31, 2024, as compared to 2023, were primarily impacted by the increase in total revenues from sales to our member distribution cooperatives, increases in purchased power expense and transmission expense, and the decrease in deferred energy expense. The increase in total revenues from sales to our member distribution cooperatives, and increases in purchased power expense and transmission expense, were impacted by the return of 110 MW of load obligation previously removed utilizing an exception under the wholesale power contract.

•
Total revenues from sales to our member distribution cooperatives, which is comprised of sales to our member distribution cooperatives - formula rate and sales to our member distribution cooperatives - market-based rates, increased 5.0%.
o
Total revenues from sales to our member distribution cooperatives - formula rate increased 2.3%. Formula rate demand revenues increased 13.1%, primarily due to higher capacity costs and changes in PJM charges for network transmission services. Formula rate energy revenues decreased 6.0% due to decreases in our total energy rate, partially offset by the 13.2% increase in energy sales in MWh to our member distribution cooperatives - formula rate. We implemented decreases to our total energy rate to address the differences in our realized as well as projected energy costs.
o
Total revenues from sales to our member distribution cooperatives - market-based rates increased 130.8%, due to load growth related to data centers.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased 15.8%. Purchased capacity costs increased 444.1% due to increased capacity charges from PJM. Purchased energy costs increased 5.7% due to the 29.7% increase in the volume of purchased energy, partially offset by the 18.6% decrease in the average cost of purchased energy.
•
Transmission expense increased 11.9%, primarily due to changes in PJM charges for network transmission services.

•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $44.4 million, as a result of decreases implemented to our total energy rate. In 2024 and 2023, we over-collected $70.1 million and $114.5 million, respectively. Our deferred energy balance was an over-collection of $100.8 million and $30.7 million, as of December 31, 2024 and 2023, respectively.

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

Accounting for Regulated Operations

We are a rate-regulated entity and, as a result, are subject to the accounting requirements of Accounting for Regulated Operations. In accordance with Accounting for Regulated Operations, certain of our revenues and expenses can be deferred at the discretion of our board of directors, which has budgetary and rate setting authority, if it is probable that these amounts will be collected or returned through our formula rate in future periods. Regulatory assets represent costs that we expect to collect from our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate. Regulatory liabilities represent probable future reductions in our revenues associated with amounts that we expect to return to our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate. See “Factors Affecting Results—Formula Rate” below. Regulatory assets are generally included in deferred charges and other assets, and regulatory liabilities are generally included in deferred credits and other liabilities. Deferred energy, which can be either a regulatory asset or regulatory liability, is included in current assets or current liabilities, respectively. We recognize regulatory assets and liabilities as expenses or as a reduction in expenses, respectively, concurrent with their collection or return through rates.

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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Margin Stabilization adjustment	$8,349	$3,298	$2,255

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna. As of December 31, 2024 and 2023, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $183.2 million, or 87.3%, of our total asset retirement obligations, and $171.2 million, or 87.0%, of our total asset retirement obligations, respectively. Periodically, a new decommissioning study for North Anna is performed by third-party experts. The third-party experts provide us with periodic site-specific “base year” cost studies in order to estimate the nature, cost, and timing of planned decommissioning activities for North Anna. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption. Our current estimate is based on a study that was performed in 2024 and adopted effective December 31, 2024. See “Note 3—Accounting for Asset Retirement and Environmental Obligations” in Item 8.

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities. The following table details the weighted average cost escalation rates used by the study:

Year Study Performed	Weighted Average Cost Escalation Rate
2002	3.27%
2005	2.42
2009	2.30
2014	2.04
2019	1.85
2024	2.33

The weighted average cost escalation rate was applied if the cash flows increased as compared to the previous study. The original weighted average cost escalation rate was applied if the cash flows decreased as compared to the previous study. The use of alternative rates would have been material to the liabilities recognized. For example, had we increased the cost escalation rates by 0.5%, the amount recognized as of December 31, 2024, for our asset retirement obligations related to nuclear decommissioning would have been $47.2 million higher.

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

In calculating margins for interest under the Indenture, we factor in any item of net margin, loss, income, gain, earnings or profits of any of our affiliates or subsidiaries, only if we have received those amounts as a dividend or other distribution from the affiliate or subsidiary, or if we have made a contribution to, or payment under a guarantee or like agreement for an obligation of, the affiliate or subsidiary. Any amounts that we are required to refund in subsequent years do not reduce margins for interest as calculated under the Indenture for the year the refund is paid. Margins for interest was 1.27, 1.27, and 1.23, for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The heating and cooling degree days for the past three years were as follows:

	2024	2023	2022
Heating degree days	2,945	2,764	3,550
Cooling degree days	1,308	1,062	1,326
•
Commercial growth – The amount, size, and usage of electronics and machinery and the expansion of operations among our member distribution cooperatives’ existing and new commercial and industrial customers, including data centers, impact the requirements for power. There is increasing interest by entities with facilities with significantly large load requirements to locate in the service territories of our member distribution cooperatives. See “Risk Factors” in Item 1A.
•
Economy – General economic conditions have an impact on the rate of growth of our member distribution cooperatives’ requirements for power.
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

In 2024, our generating facilities satisfied approximately 81.1% of our PJM capacity obligation and 43.6% of our energy requirements. We obtained the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts. Although we expect that capacity costs will increase in PJM in 2025, we expect that the corresponding generation capacity credits we receive from PJM will also increase. The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. See “Power Supply Resources” in Item 1 and “Properties” in Item 2.

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

Operational Availability

The operational availability of our owned generating resources for the past three years was as follows:

	Year Ended December 31,
	2024	2023	2022
Wildcat Point	88.8%	88.6%	84.2%
North Anna	94.8	94.3	84.9
Clover	67.9	75.5	80.8
Louisa	93.3	93.6	95.7
Marsh Run	90.1	90.8	97.3

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the past three years as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Year Ended December 31,
	2024	2023	2022
Wildcat Point	34.6%	51.8%	45.9%
North Anna	96.4	95.5	86.1
Clover	12.3	3.3	8.5

Each unit at North Anna is scheduled for refueling approximately every 18 months. While only one unit is refueled at a time, this refueling schedule typically results in both units being off-line for refueling during the same calendar year once every three years. During 2024 and 2023, one unit at North Anna was off-line for refueling and during 2022, both units at North Anna were off-line for refueling.

The relatively low capacity factor for Clover is consistent with other coal-fired facilities in the PJM service territory for facilities of approximately the same age. Clover continues to be a reliable component of our power supply resources portfolio.

Changing Environmental Legislation and Regulation

We are subject to extensive federal and state regulation regarding environmental matters. This regulation is becoming increasingly stringent through amendments to federal and state statutes and the development of regulations authorized by existing law. Future federal and state legislation and regulations present the potential for even greater obligations to limit the impact on the environment from the operation of our generating and transmission facilities. The impact of these developments can have a material adverse effect on our results of operations, financial condition, or cash flows, depending on the final terms of new regulations and how those rules are implemented. See “Regulation—Environmental” in Item 1 and “Risk Factors” in Item 1A.

Taxable Status

We are a not-for-profit wholesale power supply cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12). In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis. We maintained our tax-exempt status as of December 31, 2024.

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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$1,025,853	$1,002,883	$951,119
Market-based rates	49,507	21,448	—
Total Member distribution cooperatives	1,075,360	1,024,331	951,119

Non-members (1) (2)	36,512	58,060	54,798
Total operating revenues	$1,111,872	$1,082,391	$1,005,917

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	12,779,198	11,293,173	11,905,334
Member distribution cooperatives - market-based rates	1,134,082	523,973	—
Non-members	295,811	1,171,075	521,858
Total Energy sales	14,209,091	12,988,221	12,427,192

(1)
TEC did not have sales to non-members in 2024. Includes TEC’s sales to non-members from second quarter of 2022 through first quarter of 2023. TEC's sales to non-members were $8.9 million and $29.4 million for the years ended December 31, 2023 and 2022, respectively.
(2)
Includes renewable energy credit sales of $24.9 million, $24.3 million, and $12.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the past three years were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$537,002	$571,109	$540,423
Renewable energy credits	737	375	259
Demand revenues	488,114	431,399	410,437
Total Formula rate revenues	$1,025,853	$1,002,883	$951,119

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	12,779,198	11,293,173	11,905,334

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$42.02	$50.57	$45.39
Formula rate total cost	$80.28	$88.80	$79.89

In 2024, total formula rate revenues increased $23.0 million, or 2.3%, as compared to 2023. Formula rate demand revenues increased $56.7 million, or 13.1%, primarily due to higher capacity costs and changes in PJM charges for network transmission services. Formula rate energy revenues decreased $34.1 million, or 6.0%, due to decreases in our total energy rate (see table below). The decrease was partially offset by the 13.2% increase in energy sales in MWh to our member distribution cooperatives - formula rate. The increase in energy sales in MWh was driven by the return of 110 MW of load obligation previously removed utilizing an exception under the wholesale power contract. Additionally, the weather was milder in 2023 as compared to 2024 and contributed to the increase in 2024 energy sales in MWh.

The following table summarizes the changes to our total energy rate since 2022, which were implemented to address the differences in our realized as well as projected energy costs. See “Factors Affecting Results—Formula Rate” above.

Effective Date of Rate Change	% Change
January 1, 2022	20.3
May 1, 2022	6.7
July 1, 2022	47.7
January 1, 2023	(1.5)
August 1, 2023	(14.8)
January 1, 2024	(7.0)
July 1, 2024	(3.5)
January 1, 2025	(6.4)

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the past three years were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Member distribution cooperatives:
Market-based rates:
Energy revenues	$41,216	$18,880	$—
Demand revenues	8,291	2,568	—
Total Market-based rates revenues	$49,507	$21,448	$—

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	1,134,082	523,973	—

The first election to utilize market-based rates occurred in the first quarter of 2023. See “Member Distribution Cooperatives” above. The increase in total market-based rates revenues is the result of load growth related to data centers. See "Factors Affecting Results—Member Distribution Cooperatives’ Requirements for Power" above.

Operating Expenses

The following is a summary of the components of our operating expenses for the past three years.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Fuel	$193,035	$193,081	$193,599
Purchased power	362,257	312,833	462,526
Transmission	194,140	173,492	151,778
Deferred energy	70,104	114,538	(78,831)
Operations and maintenance	98,699	95,165	91,360
Administrative and general	49,565	41,841	42,111
Depreciation and amortization	70,258	69,573	69,167
Amortization of regulatory asset/(liability), net	13,301	2,080	(960)
Accretion of asset retirement obligations	6,289	6,077	5,873
Taxes, other than income taxes	9,353	8,614	8,784
Total Operating Expenses	$1,067,001	$1,017,294	$945,407

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

Total operating expenses increased $49.7 million, or 4.9%, for 2024 as compared to 2023, primarily as a result of increases in purchased power expense and transmission expense, partially offset by the decrease in deferred energy expense.

•
Purchased power expense, which includes the cost of purchased energy and capacity, increased $49.4 million, or 15.8%. The increase was due to the $32.1 million, or 444.1%, increase in purchased capacity costs, and the $17.3 million, or 5.7%, increase in purchased energy costs.
▪
Purchased capacity costs increased primarily due to the increased price of capacity charged by PJM and the cost associated with the return of 110 MW of load obligation previously removed utilizing an exception under the wholesale power contract.
▪
Purchased energy costs increased due to the 29.7% increase in the volume of purchased energy, partially offset by the 18.6% decrease in the average cost of purchased energy. The increase in the volume of purchased energy was substantially driven by the return of the previously removed 110 MW of load obligation, the decrease in generation from our owned facilities due to PJM’s economic dispatch, and the increase in market-based rates sales.
•
Transmission expense increased $20.6 million, or 11.9%, primarily due to changes in PJM charges for network transmission services, the costs associated with the return of the previously removed 110 MW of load obligation, and costs related to the increase in market-based rates sales.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $44.4 million, as a result of decreases in our total energy rate. We over-collected $70.1 million and $114.5 million in 2024 and 2023, respectively.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances, which is included in other interest. The major components of interest charges, net for the past three years were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Interest on long-term debt	$(46,260)	$(49,064)	$(53,020)
Interest on revolving credit facility	(7,046)	(7,061)	(378)
Other interest	(5,552)	(6,640)	(3,129)
Total interest charges	(58,858)	(62,765)	(56,527)
Allowance for borrowed funds used during construction	2,332	1,433	1,262
Interest charges, net	$(56,526)	$(61,332)	$(55,265)

Net Margin Attributable to ODEC

In 2024, net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, decreased 6.2% as compared to 2023 due to the decrease in total interest charges. See “Factors Affecting Results—Formula Rate” above.

Discussion of Results of Operations Comparing 2023 to 2022

For discussion of our financial results comparing 2023 to 2022, see “Results of Operations” in Item 7 of our 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2024.

Financial Condition

The principal changes in our financial condition from December 31, 2023 to December 31, 2024, were caused by the decreases in revolving credit facility, regulatory assets, other liabilities, and other assets, partially offset by the increase in deferred energy

•
Revolving credit facility decreased $126.0 million due to the decrease in borrowings under this facility, primarily resulting from the increase in cash provided by operating activities.
•
Regulatory assets decreased $55.3 million primarily due to the change in the net unrealized gains on derivative instruments.
•
Other liabilities decreased $50.3 million primarily due to the increase in the fair value of our natural gas hedges.
•
Other assets decreased $39.0 million primarily due to the increase in the fair value of our natural gas hedges.
•
Deferred energy increased $70.1 million as a result of the over-collection of our energy costs in 2024. Our deferred energy balance was an over-collection of $100.8 million and $30.7 million as of December 31, 2024 and 2023, respectively.

Equity Ratio

Our equity ratio was 33.6% and 29.6%, as of December 31, 2024 and 2023, respectively. Equity ratio equals patronage capital divided by the sum of our long-term debt, borrowings outstanding under our revolving credit facility, long-term debt due within one year, and patronage capital.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

In 2024, our operating activities provided cash flows of $257.4 million. In 2023 and 2022, our operating activities used cash flows of $16.3 million and $59.6 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under the credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of December 31, 2024, we had outstanding under this facility $65.0 million in borrowings at a blended interest rate of 5.61%. As of December 31, 2023, we had outstanding under this facility $191.0 million in borrowings at a blended interest rate of 6.56%. As of December 31, 2024 and 2023, we did not have any letters of credit outstanding under this facility.

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

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and issuances of debt in the capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, expansion, or improvement of our owned generating and transmission facilities. We continue to evaluate the issuance of additional long-term indebtedness in the near term to fund capital expenditures related to our existing generating and transmission facilities. Additionally, we are evaluating the need to construct new or expand existing generating facilities, which could result in the issuance of additional long-term indebtedness. We believe our cash from operations, funds available from our revolving credit facility, and issuances of additional long-term indebtedness, will be sufficient to meet our currently anticipated future operational and capital requirements.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of December 31, 2024, had a balance of $292.6 million. Our future contingent obligations primarily relate to power purchase and natural gas contracts, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, asset retirement obligations, and our contingent obligations as described above.

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities. We review these projections periodically in order to update our calculations to reflect changes in our future plans, projects currently under consideration, construction costs, market factors, and other items affecting our forecasts. Our actual capital expenditures could vary significantly from these projections. The table below summarizes our actual and projected capital expenditures on a cash flow basis, including capitalized interest, for 2022 through 2027:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2022	2023	2024	2025	2026	2027
	(in millions)
Wildcat Point	$1.8	$5.1	$4.0	$2.7	$3.1	$4.9
North Anna nuclear fuel	14.6	7.9	8.1	10.7	11.4	13.7
North Anna	9.1	22.8	30.0	40.2	46.7	46.9
Clover	0.3	1.5	3.8	13.7	14.9	3.8
Transmission	3.4	6.2	4.7	30.8	21.3	23.1
Combustion turbine facilities	1.2	8.5	4.9	70.9	96.8	84.1
Other	0.7	0.9	0.2	0.6	0.6	0.6
Total	$31.1	$52.9	$55.7	$169.6	$194.8	$177.1

Nearly all of our capital expenditures consist of additions to electric plant and equipment. Capital expenditures for North Anna include $28.1 million, $39.5 million, and $38.4 million, for 2025, 2026, and 2027, respectively, for costs related to license extension. Projected capital expenditures for transmission include costs related to transmission facility upgrades in accordance with the PJM planning processes. Projected capital expenditures for combustion turbine facilities include costs related to the potential expansion at our facilities. We intend to use our cash flow from operations, borrowings under our revolving credit facility, and, if needed, issuances of debt in the capital markets to fund all of our currently projected capital requirements through 2027.

Power Purchase and Natural Gas Agreements

Under the terms of most of our power purchase and natural gas agreements, we typically agree to provide collateral under certain circumstances and require comparable terms from our counterparties. The collateral we may be required to post with a counterparty, and vice versa, is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under a contract with a respective counterparty. As of December 31, 2024, we were not required to post collateral with counterparties pursuant to the power purchase and natural gas agreements we have in place.

Typically, collateral thresholds under our contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3,” respectively). As of December 31, 2024, if our credit ratings had been below investment grade we estimate we would have been obligated to post between $25 million and $75 million of collateral with our counterparties. This calculation is based on power and natural gas prices on December 31, 2024, and delivered power and natural gas for which we had not yet paid. Depending on the difference between the price of power and natural gas under our agreements and the price of power and natural gas in the market at the time of the calculation, this amount could increase or decrease. S&P, Moody’s, and Fitch currently rate our outstanding obligations issued under our Indenture at “A+,” “A1,” and “A+,” respectively. Additionally, we have an issuer credit rating of “A+” from S&P, and an implied senior unsecured rating of “A+” from Fitch.

PJM requires that we provide collateral to support our obligations in connection with certain PJM transactions and as of December 31, 2024, we had posted collateral totaling $13.1 million. In accordance with its credit policy, PJM subjects each member of PJM to a credit evaluation. A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide additional collateral. As of December 31, 2024, if PJM had determined that we needed to provide additional collateral to support our obligations as a result of our creditworthiness, PJM could have asked us to provide up to approximately $27.1 million.

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

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices. As of December 31, 2024, we estimate that the fair value of our purchased power agreements, forward purchases of natural gas, and renewable energy credits held for sale was between $1.5 billion and $1.6 billion. Approximately 44% of the fair value of this portfolio is estimable using observable market prices. The remaining 56% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices. In the absence of observable market prices, the valuation of the 56% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model. As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio. As an example of our portfolio’s exposure to market price risk, we estimate that a 10% change in the price of the commodities hedged by the portion of this portfolio with observable market prices would have changed the fair value of this portion of the portfolio by approximately $70.8 million as of December 31, 2024. To the extent all or portions of our portfolio are liquidated above or below our original cost, these gains or losses are factored into the costs billed to our member distribution cooperatives pursuant to our formula rate. See “Factors Affecting Results—Formula Rate” in Item 7.

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

Interest Rate Risk and Equity Price Risk

In 2024, all of our outstanding long-term debt accrued interest at fixed rates.

We maintain a revolving credit facility. See “Liquidity and Capital Resources—Sources—Revolving Credit Facility” in Item 7. Any amounts we borrow under this facility will accrue interest at a variable rate. As of December 31, 2024, we had outstanding under this facility $65.0 million in borrowings at a blended interest rate of 5.61%. As of December 31, 2023, we had outstanding under this facility $191.0 million in borrowings at a blended interest rate of 6.56%. As of December 31, 2024 and 2023 we did not have any letters of credit outstanding under this facility. We estimate that a 10% change in the weighted average interest rate would not have had a material effect on our interest expense as of December 31, 2024.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust so that the trust balance will cover the estimated costs to decommission North Anna at the time of decommissioning. As of December 31, 2024, $199.0 million and $93.6 million, were invested in equity securities and debt securities, respectively. The value of these debt and equity securities will be impacted by changes in interest rates and price fluctuations in debt and equity markets. To minimize adverse changes in the aggregate value of the trust, we actively monitor our portfolio by measuring the performance of the investments against market indices and by maintaining and reviewing established target allocation percentages of assets in the trust to various investment options. We believe the trust’s exposure to changes in interest rates and price fluctuations in debt and equity markets will not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2024, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

March 18, 2025

/s/ Christopher F. Cosby	/s/ Bryan S. Rogers
Christopher F. Cosby	Bryan S. Rogers
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Old Dominion Electric Cooperative

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative (the Cooperative) as of December 31, 2024 and 2023, the related consolidated statements of revenues, expenses, and patronage capital and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Cooperative at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

At December 31, 2024 the Cooperative’s nuclear asset retirement obligation (“ARO”) at North Anna totaled $183.2 million. As described in Note 3 to the consolidated financial statements, the Cooperative’s ARO associated with the legal obligation to retire North Anna Unit 1 and Unit 2 is recognized at fair value when incurred and capitalized as part of the related long-lived asset. The ARO is based on estimates and assumptions including the cost and method of decommissioning and the timing of the related cash flows, and the license period of the nuclear plant. New decommissioning studies are performed periodically or whenever factors indicate that there could be a material change to the estimate. The Cooperative, with the assistance of third-party experts, performed an updated decommissioning study in the current year. This is an update from the last study which occurred in 2019.

Auditing the Cooperative’s ARO was complex and highly judgmental due to the significant estimation required by management to determine the estimated present value of the legal obligation associated with the Cooperative’s nuclear facility at North Anna. For example, the estimate was sensitive to significant assumptions including the estimated cost of decommissioning, the method of decommissioning and timing of related cash flows. Significant changes in management’s estimate could have a material effect on the Cooperative’s results of operations.

How We Addressed the Matter in Our Audit

To test the ARO estimate, our audit procedures included testing the significant assumptions described above and the underlying data used by the Cooperative in its estimate. To assess the significant assumptions used in the ARO, we evaluated changes from the prior study, performed sensitivity analyses on the significant assumptions, compared the consistency between timing of activities and end of license period, evaluated the reasonableness of the selected method of decommissioning, assessed the estimated costs based on the method of decommissioning, and recalculated the Cooperative’s estimate. We involved a specialist to assist in our evaluation of the factors discussed above that could impact the Cooperative’s retirement obligation.

/s/ Ernst & Young LLP
We have served as the Cooperative’s auditor since 2000.
Richmond, Virginia
March 18, 2025

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	2024	2023
ASSETS:	(in thousands)
Electric Plant:
Property, plant, and equipment	$2,590,904	$2,566,211
Less accumulated depreciation	(1,227,806)	(1,173,293)
Net Property, plant, and equipment	1,363,098	1,392,918
Nuclear fuel, at amortized cost	13,554	16,340
Construction work in progress	92,499	80,088
Net Electric Plant	1,469,151	1,489,346
Investments:
Nuclear decommissioning trust	292,641	260,607
Unrestricted investments and other	2,249	2,314
Total Investments	294,890	262,921
Current Assets:
Cash and cash equivalents	40,689	31,284
Accounts receivable	4,557	3,371
Accounts receivable–members	118,202	108,160
Fuel, materials, and supplies	131,218	135,445
Prepayments and other	21,509	22,714
Total Current Assets	316,175	300,974
Deferred Charges and Other Assets:
Regulatory assets	38,975	94,274
Other assets	45,851	84,835
Total Deferred Charges and Other Assets	84,826	179,109
Total Assets	$2,165,042	$2,232,350
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$500,407	$488,635
Non-controlling interest	6,774	6,586
Total Patronage capital and Non-controlling interest	507,181	495,221
Long-term debt	874,893	923,545
Revolving credit facility	65,000	191,000
Total Long-term debt and Revolving credit facility	939,893	1,114,545
Total Capitalization	1,447,074	1,609,766
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	90,231	75,106
Accounts payable–members	67,352	44,540
Accrued expenses	5,392	6,321
Deferred energy	100,806	30,702
Total Current Liabilities	312,822	205,710
Deferred Credits and Other Liabilities:
Asset retirement obligations	209,872	196,747
Regulatory liabilities	167,561	142,101
Other liabilities	27,713	78,026
Total Deferred Credits and Other Liabilities	405,146	416,874
Total Capitalization and Liabilities	$2,165,042	$2,232,350

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES, AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	2024	2023	2022
	(in thousands)
Operating Revenues	$1,111,872	$1,082,391	$1,005,917
Operating Expenses:
Fuel	193,035	193,081	193,599
Purchased power	362,257	312,833	462,526
Transmission	194,140	173,492	151,778
Deferred energy	70,104	114,538	(78,831)
Operations and maintenance	98,699	95,165	91,360
Administrative and general	49,565	41,841	42,111
Depreciation and amortization	70,258	69,573	69,167
Amortization of regulatory asset/(liability), net	13,301	2,080	(960)
Accretion of asset retirement obligations	6,289	6,077	5,873
Taxes, other than income taxes	9,353	8,614	8,784
Total Operating Expenses	1,067,001	1,017,294	945,407
Operating Margin	44,871	65,097	60,510
Other income (expense), net	(41)	(284)	1,967
Investment income	23,721	9,472	4,709
Interest charges, net	(56,526)	(61,332)	(55,265)
Income taxes (expense)/benefit	(65)	(110)	(151)
Net Margin including Non-controlling interest	11,960	12,843	11,770
Non-controlling interest	(188)	(290)	(465)
Net Margin attributable to ODEC	11,772	12,553	11,305
Patronage Capital - Beginning of Period	488,635	476,082	464,777
Patronage Capital - End of Period	$500,407	$488,635	$476,082

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	2024	2023	2022
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$11,960	$12,843	$11,770
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	70,258	69,573	69,167
Other non-cash charges	17,581	17,173	16,192
Change in current assets	(5,796)	(924)	(119,343)
Change in deferred energy	70,104	114,538	(78,831)
Change in current liabilities	38,546	(164,849)	80,459
Change in regulatory assets and liabilities	66,137	(106,202)	(19,453)
Change in other assets and other liabilities	(11,341)	41,580	(19,567)
Net Cash Provided by (Used for) Operating Activities	257,449	(16,268)	(59,606)
Investing Activities:
Purchases of held to maturity securities	—	—	(80,012)
Proceeds from sale of held to maturity securities	—	—	80,600
Purchases of available for sale securities	(15,000)	—	—
Proceeds from sale of available for sale securities	15,000	—	—
Increase in other investments	(17,335)	(5,925)	(3,491)
Electric plant additions	(55,668)	(52,943)	(31,089)
Net Cash Used for Investing Activities	(73,003)	(58,868)	(33,992)
Financing Activities:
Debt issuance costs	—	(752)	—
Payments of long-term debt	(49,041)	(49,041)	(49,041)
Draws on revolving credit facility	246,500	528,000	152,500
Repayments on revolving credit facility	(372,500)	(387,000)	(102,500)
Net Cash (Used for) Provided by Financing Activities	(175,041)	91,207	959
Net Change in Cash and Cash Equivalents	9,405	16,071	(92,639)
Cash and Cash Equivalents - Beginning of Period	31,284	15,213	107,852
Cash and Cash Equivalents - End of Period	$40,689	$31,284	$15,213

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities, and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $6.8 million and $6.6 million, as of December 31, 2024 and December 31, 2023, respectively. The income taxes reported on our Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC, which is a taxable corporation. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest on our consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities for which we have significant influence is recorded using the equity method of accounting. We have a power sales contract with TEC under which we may sell to TEC, power that we do not need to meet the needs of our member distribution cooperatives. TEC then sells this power to the market under market-based rate authority granted by FERC. During 2024, we did not sell excess power to TEC. During 2023 and 2022, we sold excess power to TEC, and TEC had sales to third parties. Additionally, we have a separate contract under which we may purchase natural gas from TEC; however, we have not purchased natural gas from TEC in recent years. TEC does not engage in speculative trading.

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

Depreciation

We use the group method of depreciation and periodically conduct depreciation studies and update rates, if necessary. Our depreciation rates for the past three years were as follows:

	Depreciation Rates
Generating Facility	2024	2023	2022
Wildcat Point	3.1%	3.1%	3.1%
North Anna	3.3	3.3	3.3
Clover	1.9	1.9	1.9
Louisa	3.1	3.1	3.1
Marsh Run	3.0	3.0	3.0

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract with Virginia Power. As a result, Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred and in 2012 signed a settlement agreement with the DOE. By mutual agreement of the parties, the settlement agreement is extendable to provide for resolution of damages. In November 2022, the DOE provided notification that it intends to extend the settlement agreement to provide for periodic payments for damages incurred through December 31, 2025, and future additional extensions are contemplated by the settlement agreement. We continue to recognize receivables for certain spent nuclear fuel-related costs. We believe the recovery of these costs from the DOE is probable. As of December 31, 2024 and 2023, we had an outstanding receivable of $3.7 million and $2.2 million, respectively.

Fuel, Materials, and Supplies

Fuel, materials, and supplies is primarily composed of fuel and spare parts for our generating assets, renewable energy credits, and emission allowances, all of which are recorded at cost. Fuel consists primarily of coal and No. 2 fuel oil.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used. We capitalize interest on borrowings for significant construction projects. Interest capitalized in 2024, 2023, and 2022, was $2.3 million, $1.4 million, and $1.3 million, respectively.

Income Taxes

We are a not-for-profit wholesale power supply cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12). In order to maintain our tax-exempt status, we must receive at least 85% of our income from our members on an annual basis. We maintained our tax-exempt status as of December 31, 2024.

TEC is a taxable corporation and its provision for income taxes was immaterial for the years ended December 31, 2024, 2023, and 2022.

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

Our operating revenues for the past three years were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$537,002	$571,109	$540,423
Renewable energy credits	737	375	259
Demand revenues	488,114	431,399	410,437
Total Formula rate revenues	1,025,853	1,002,883	951,119
Market-based rates:
Energy revenues	41,216	18,880	—
Demand revenues	8,291	2,568	—
Total Market-based rates revenues	49,507	21,448	—

Total Member distribution cooperatives revenues	1,075,360	1,024,331	951,119

Non-members:
Energy revenues (1)	11,563	33,760	42,818
Renewable energy credits	24,949	24,300	11,980
Total Non-member revenues	36,512	58,060	54,798

Total operating revenues	$1,111,872	$1,082,391	$1,005,917

(1)
TEC did not have sales to non-members in 2024. Includes TEC’s sales to non-members from second quarter of 2022 through first quarter of 2023. TEC's sales to non-members were $8.9 million and $29.4 million, for the years ended December 31, 2023 and 2022, respectively.

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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Margin Stabilization adjustment	$8,349	$3,298	$2,255

Member Power Bill Payment Plan

We maintain a program which allows our member distribution cooperatives to prepay or extend payment on their monthly power bills. Under this program, we pay interest on prepayment balances at a blended investment and short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and short-term borrowing rate. Amounts prepaid by our member distribution cooperatives are included in accounts payable–members and as of December 31, 2024 and 2023, were $58.4 million and $40.8 million, respectively. Amounts extended to our member distribution cooperatives are included in accounts receivable–members and as of December 31, 2024 and 2023, were $16.0 million and $18.4 million, respectively.

Regulatory Assets and Liabilities

We account for certain revenues and expenses as a rate-regulated entity in accordance with Accounting for Regulated Operations. This allows certain of our revenues and expenses to be deferred at the discretion of our board of directors, which has budgetary and rate setting authority, if it is probable that these amounts will be collected or returned through our formula rate in future periods. Regulatory assets represent costs that we expect to collect from our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate. Regulatory liabilities represent probable future reductions in our revenues associated with amounts that we expect to return to our member distribution cooperatives based on rates approved by our board of directors in accordance with our formula rate. See “Formula Rate” above. Regulatory assets are generally included in deferred charges and other assets, and regulatory liabilities are generally included in deferred credits and other liabilities. Deferred energy, which can be either a regulatory asset or a regulatory liability, is included in current assets or current liabilities, respectively. See “Deferred Energy” below. We recognize regulatory assets and liabilities as expenses or as a reduction in expenses, respectively, concurrent with their collection or return through rates.

Debt Issuance Costs

Capitalized costs associated with the issuance of long-term debt totaled $4.0 million and $4.4 million as of December 31, 2024 and 2023, respectively, and are included as a direct reduction to long-term debt. Capitalized costs associated with our revolving credit facility totaled $0.5 million and $0.7 million as of December 31, 2024 and 2023, respectively, and are recorded in other assets. These costs are being amortized using the effective interest method over the life of the respective long-term debt issuances and revolving credit facility, and are included in interest charges, net.

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy revenues collected from our member distribution cooperatives and our energy expenses. The deferred energy balance represents the net accumulation of any under- or over-collection of energy costs. Under-collected energy costs appear as an asset and will be collected from our member distribution cooperatives in subsequent periods through our formula rate. Conversely, over-collected energy costs appear as a liability and will be returned to our member distribution cooperatives in subsequent periods through our formula rate. As of December 31, 2024 and 2023, we had an over-collected deferred energy balance of $100.8 million and $30.7 million, respectively.

The following table summarizes the changes to our total energy rate since 2022, which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2022	20.3
May 1, 2022	6.7
July 1, 2022	47.7
January 1, 2023	(1.5)
August 1, 2023	(14.8)
January 1, 2024	(7.0)
July 1, 2024	(3.5)
January 1, 2025	(6.4)

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

On December 10, 2024, our board of directors approved an additional equity contribution of $27.5 million to be collected in 2025 through rates charged to our member distribution cooperatives. This additional equity contribution is to fund future capital expenditures.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, derivatives, and receivables arising from sales to our members and non-members. Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $118.2 million and $108.2 million, as of December 31, 2024 and 2023, respectively.

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

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 - Segment Reporting - Improvements to Reportable Segment Disclosures. This guidance was effective for fiscal years beginning after December 15, 2023, and did not have a material impact on our financial statements.

NOTE 2—Electric Plant

Our net electric plant was composed of the following as of December 31, 2024:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$886,606	$446,482	$701,852	$449,324	$106,640	$2,590,904
Accumulated depreciation	(177,246)	(294,035)	(442,621)	(277,220)	(36,684)	(1,227,806)
Net Property, plant, and equipment	709,360	152,447	259,231	172,104	69,956	1,363,098
Nuclear fuel, at amortized cost	—	13,554	—	—	—	13,554
Construction work in progress	94	76,797	3,447	1,783	10,378	92,499
Net Electric Plant	$709,454	$242,798	$262,678	$173,887	$80,334	$1,469,151

Our net electric plant was composed of the following as of December 31, 2023:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$881,910	$427,567	$706,831	$444,241	$105,662	$2,566,211
Accumulated depreciation	(151,206)	(283,675)	(438,720)	(263,802)	(35,890)	(1,173,293)
Net Property, plant, and equipment	730,704	143,892	268,111	180,439	69,772	1,392,918
Nuclear fuel, at amortized cost	—	16,340	—	—	—	16,340
Construction work in progress	1,600	65,822	1,761	2,234	8,671	80,088
Net Electric Plant	$732,304	$226,054	$269,872	$182,673	$78,443	$1,489,346

Wildcat Point

We own Wildcat Point, a 980 MW (net capacity entitlement) natural gas-fueled combined cycle generation facility.

North Anna

We hold an 11.6% undivided ownership interest in North Anna, a two-unit, 1,892 MW (net capacity entitlement) nuclear power generation facility operated by Virginia Power, which owns the balance of the plant. We are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna. Our portion of assets, liabilities, and operating expenses associated with North Anna are included on our consolidated financial statements in accordance with proportionate consolidation accounting. As of December 31, 2024 and 2023, we had an outstanding accounts payable balance of $10.7 million and $12.8 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at North Anna.

Clover

We hold a 50% undivided ownership interest in Clover, a two-unit, 877 MW (net capacity entitlement) coal-fired generation facility operated by Virginia Power, which owns the balance of the plant. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover. Our portion of assets, liabilities, and operating expenses associated with Clover are included on our consolidated financial statements in accordance with proportionate consolidation accounting. As of December 31, 2024 and 2023, we had an outstanding accounts payable balance of $10.7 million and $8.9 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

Combustion Turbine Facilities

We own two combustion turbine facilities, Louisa and Marsh Run, each 504 MW, that are primarily fueled by natural gas.

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna. As of December 31, 2024 and 2023, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $183.2 million and $171.2 million, respectively. Periodically, a new decommissioning study for North Anna is performed by third-party experts. A new study was performed in 2024, and we adopted it effective December 31, 2024, which resulted in an additional layer related to the asset retirement obligation associated with North Anna. The additional layer resulted in an increase to our asset retirement cost and our asset retirement obligation of $6.8 million. The increase is related to costs associated with spent fuel as a result of the DOE delay for acceptance of spent fuel, as well as the change in the market risk premium and inflation rates utilized to calculate our costs. We are required to maintain a funded trust to satisfy our future obligation to decommission the North Anna facility. See Note 8—Investments.

The following represents changes in our asset retirement obligations for the years ended December 31, 2024 and 2023 (in thousands):

Asset retirement obligations as of December 31, 2022	$190,670
Accretion expense	6,077
Asset retirement obligations as of December 31, 2023	$196,747
Accretion expense	6,289
Increase in asset retirement obligations - new layer	6,836
Asset retirement obligations as of December 31, 2024	$209,872

The cash flow estimates for North Anna’s asset retirement obligation are based upon the life of Unit 1 to April 1, 2058, and the life of Unit 2 to August 21, 2060. Virginia Power, the co-owner of North Anna, submitted an application to the NRC in August 2020 for this additional 20-year operating license extension for North Anna and in August 2024 the NRC granted the license extensions reflected above. Given the life extension, the nuclear decommissioning trust was, and currently is, estimated to be adequate to fund North Anna’s asset retirement obligation and no additional funding was, or is, currently required. We ceased collection of decommissioning expense in August 2003 with the approval of FERC. As we are not currently collecting decommissioning expense in our rates, we are deferring the difference between the earnings on the nuclear decommissioning trust and the total asset retirement obligation related depreciation and accretion expense for North Anna as part of our asset retirement obligation regulatory liability. See Note 9—Regulatory Assets and Liabilities.

NOTE 4—Power Purchase Agreements

In 2024, 2023, and 2022, our owned generating facilities together furnished approximately 43.6%, 52.5%, and 51.5%, respectively, of our energy requirements. The remaining needs were satisfied through purchases of power in the market through long-term and short-term physically-delivered forward power purchase contracts. We also purchased power in the spot energy market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy and sales of excess energy. Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market price risks. These policies and procedures, developed in consultation with ACES, an energy trading and risk management company, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility. We are required to post collateral from time to time due to changes in power prices. As of December 31, 2024 and 2023, we were not required to post collateral with counterparties. Additionally, PJM requires that we provide collateral to support our obligations in connection with certain PJM transactions. As of December 31, 2024 and 2023, we had posted $13.1 million and $15.3 million, respectively.

Our purchased power expense for 2024, 2023, and 2022 was $362.3 million, $312.8 million, and $462.5 million, respectively.

As of December 31, 2024, our power purchase obligations under the various agreements were as follows:

Year Ended December 31,	Capacity and Energy Obligations
(in millions)
2025	$145.4
2026	80.5
2027	11.5
$237.4

NOTE 5—Wholesale Power Contracts

Our financial relationships with our member distribution cooperatives are based primarily on our contractual arrangements for the supply of power and related transmission and ancillary services. These arrangements are set forth in our wholesale power contracts with our member distribution cooperatives that are effective until January 1, 2079, and beyond this date unless either party gives the other at least three years notice of termination. The wholesale power contracts are all-requirements contracts. Each contract obligates us to sell and deliver to a member distribution cooperative, and obligates that member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with some exceptions, to the extent that we have the power and facilities available to do so.

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration. Purchases under this exception constituted less than 2% of our member distribution cooperatives’ total energy requirements in 2024.

There are two additional exceptions to the all-requirements nature of our wholesale power contracts.

One exception permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from its owned generation or other suppliers. The member distribution cooperative may return this load with proper notice. If all of our member distribution cooperatives elected to fully utilize this exception, we estimate the current impact on our load requirements would be a reduction of approximately 188 MW of demand and associated energy. As of December 31, 2024, approximately 21 MW of demand and associated energy had been removed under this provision. In 2025, approximately 5 MW of this load will return to us. We do not anticipate that the current or potential full utilization of this exception or the return of all removed load by our member distribution cooperatives would have a material impact on our results of operations, financial condition, or cash flows.

The second exception permits a member distribution cooperative to purchase additional power from other suppliers following approval by our board of directors. In this case, if an opportunity is presented to a member distribution cooperative to purchase a component of its all-requirements service from another supplier in excess of the first exception described above, the member distribution cooperative must offer that opportunity to us. If we decline the opportunity or we are otherwise unable to agree on an acceptable contract with the supplier, then the member distribution cooperative may purchase that component of service from the other supplier, subject to our ability to eliminate other purchases and a determination by our board of directors that use of the exception will not materially adversely affect us or our other member distribution cooperatives. Beginning in 2024, opportunities to purchase the power requirements to serve a potential future significantly large load were presented to us, and we declined the opportunities. We will continue to evaluate these opportunities as they arise.

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

Revenues from our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Rappahannock Electric Cooperative	$333.0	$312.4	$288.6
Shenandoah Valley Electric Cooperative	189.9	192.1	180.9
Delaware Electric Cooperative, Inc.	141.2	148.1	140.0
Mecklenburg Electric Cooperative	101.9	71.0	54.3
Choptank Electric Cooperative, Inc.	89.6	95.7	92.3
Southside Electric Cooperative	79.7	74.5	67.5
A&N Electric Cooperative	58.3	56.7	55.1
Prince George Electric Cooperative	29.3	27.0	25.8
Northern Neck Electric Cooperative	25.7	21.7	21.5
Community Electric Cooperative	15.3	13.9	13.9
BARC Electric Cooperative	11.5	11.2	11.2
Total	$1,075.4	$1,024.3	$951.1

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$93,648	$93,648	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	198,993	—	—	—
Unrestricted investments and other (3)	108	—	108	—
Derivatives - gas and power (4)	8,764	—	6,448	2,316
Total Financial Assets	$301,513	$93,648	$6,556	$2,316

Derivatives - gas and power (4)	$26,753	$26,054	$699	$—
Total Financial Liabilities	$26,753	$26,054	$699	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$78,243	$78,243	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	182,364	—	—	—
Unrestricted investments and other (3)	137	—	137	—
Derivatives - gas and power (4)	441	—	441	—
Total Financial Assets	$261,185	$78,243	$578	$—

Derivatives - gas and power (4)	$77,001	$65,285	$10,715	$1,001
Total Financial Liabilities	$77,001	$65,285	$10,715	$1,001

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of December 31,	As of December 31,
Commodity	Unit of Measure	2024	2023
Natural gas	MMBTU	113,120,000	111,070,000
Purchased power - financial transmission rights	MWh	7,621,183	9,382,175

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of December 31,	As of December 31,
	Balance Sheet Location	2024	2023
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$6,448	$441
Financial transmission rights	Other assets	2,316	—
Total derivatives in an asset position		$8,764	$441

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$26,753	$76,000
Financial transmission rights	Other liabilities	—	1,001
Total derivatives in a liability position		$26,753	$77,001

The Effect of Derivative Instruments on the Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Years Ended December 31, 2024 and 2023

Amount of Gain
Amount of Gain	Location of	(Loss) Reclassified
(Loss) Recognized	Gain (Loss)	from Regulatory
in Regulatory	Reclassified	Asset/Liability
Asset/Liability for	from Regulatory	into Income for
Derivatives Accounted for	Derivatives as of	Asset/Liability	the Year
Utilizing Regulatory Accounting	December 31,	into Income	Ended December 31,
2024	2023	2024	2023
(in thousands)	(in thousands)
Natural gas futures contracts	$(22,219)	$(78,990)	Fuel	$(57,872)	$(68,613)
Purchased power	2,316	(1,001)	Purchased Power	(2,155)	(11,877)
Total	$(19,903)	$(79,991)	$(60,027)	$(80,490)

NOTE 8—Investments

Investments were as follows as of December 31, 2024 and 2023:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
December 31, 2024
Nuclear decommissioning trust (1)
Debt securities	$108,556	$—	$(14,958)	$93,598	$93,598
Equity securities	95,731	107,329	(4,067)	198,993	198,993
Cash and other	50	—	—	50	50
Total Nuclear Decommissioning Trust	$204,337	$107,329	$(19,025)	$292,641	$292,641

Other
Equity securities	$83	$25	$—	$108	$108
Non-marketable equity investments	2,141	2,164	—	4,305	2,141
Total Other	$2,224	$2,189	$—	$4,413	$2,249
					$294,890
December 31, 2023
Nuclear decommissioning trust (1)
Debt securities	$89,587	$—	$(11,626)	$77,961	$77,961
Equity securities	97,056	90,539	(5,231)	182,364	182,364
Cash and other	282	—	—	282	282
Total Nuclear Decommissioning Trust	$186,925	$90,539	$(16,857)	$260,607	$260,607

Other
Equity securities	$125	$12	$—	$137	$137
Non-marketable equity investments	2,177	2,262	—	4,439	2,177
Total Other	$2,302	$2,274	$—	$4,576	$2,314
					$262,921

(1)
Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligation of the future decommissioning of North Anna. See Note 3—Accounting for Asset Retirement and Environmental Obligations. Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or regulatory asset, respectively.

Contractual maturities of debt securities as of December 31, 2024, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Other (1)	$—	$—	$93,598	$—	$93,598
Total	$—	$—	$93,598	$—	$93,598

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

NOTE 9—Regulatory Assets and Liabilities

In accordance with Accounting for Regulated Operations, we record regulatory assets and liabilities that result from our ratemaking. Our regulatory assets and liabilities as of December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$408	$527
Deferred asset retirement costs	181	197
NOVEC contract termination fee	9,787	12,234
Interest rate hedge	1,196	1,325
Deferred net unrealized losses on derivative instruments	19,903	79,991
Deferred transmission costs	7,500	—
Total Regulatory Assets	$38,975	$94,274

Regulatory Liabilities:
North Anna asset retirement obligation deferral	$79,257	$68,419
North Anna nuclear decommissioning trust unrealized gain	88,304	73,682
Total Regulatory Liabilities	$167,561	$142,101

Regulatory Liabilities included in Current Liabilities:
Deferred energy	$100,806	$30,702

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
•
Deferred transmission costs will be amortized in 2025.

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

NOTE 10—Long-term Debt

Long-term debt consists of the following:

	As of December 31,
	2024	2023
	(in thousands)
$250,000,000 principal amount of First Mortgage Bonds, 2017 Series A due 2037 at an interest rate of 3.33%	$162,500	$175,000
$260,000,000 principal amount of First Mortgage Bonds, 2015 Series A due 2044 at an interest rate of 4.46%	260,000	260,000
$72,000,000 principal amount of First Mortgage Bonds, 2015 Series B due 2053 at an interest rate of 4.56%	72,000	72,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series A due 2043 at an interest rate of 4.21%	50,000	50,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series B due 2053 at an interest rate of 4.36%	50,000	50,000
$90,000,000 principal amount of First Mortgage Bonds, 2011 Series A due 2040 at an interest rate of 4.83%	48,000	51,000
$165,000,000 principal amount of First Mortgage Bonds, 2011 Series B due 2040 at an interest rate of 5.54%	132,000	140,250
$95,000,000 principal amount of First Mortgage Bonds, 2011 Series C due 2050 at an interest rate of 5.54%	61,750	64,125
$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	41,664	52,080
$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	50,000	62,500
	927,914	976,955
Debt issuance costs	(3,980)	(4,369)
Current maturities	(49,041)	(49,041)
	$874,893	$923,545

As of December 31, 2024 and 2023, deferred gains and losses on reacquired debt totaled a net loss of approximately $0.4 million and $0.5 million, respectively. Deferred gains and losses on reacquired debt are deferred under regulatory accounting. See Note 9—Regulatory Assets and Liabilities.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ended December 31,	(in thousands)
2025	$49,041
2026	49,041
2027	49,041
2028	49,041
2029	26,125
2030 and thereafter	705,625
$927,914

The aggregate fair value of long-term debt was $825.3 million and $900.4 million as of December 31, 2024 and 2023, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

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

NOTE 11—Liquidity Resources

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under the credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of December 31, 2024, we had outstanding under this facility $65.0 million in borrowings at a blended interest rate of 5.61%. As of December 31, 2023, we had outstanding under this facility $191.0 million in borrowings at a blended interest rate of 6.56%. As of December 31, 2024 and 2023, we did not have any letters of credit outstanding under this facility.

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

As of December 31, 2024, we were in compliance with the credit agreement.

NOTE 12—Employee Benefit Plans

Substantially all of our employees participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the IRC. It is considered a multi-employer plan under accounting standards. The legal name of the plan is the NRECA Retirement Security Plan; the employer identification number is 53–0116145, and the plan number is 333. Plan information is available publicly through the annual Form 5500, including attachments. The plan year is January 1 through December 31. In total, the NRECA Retirement Security Plan was over 80% funded on January 1, 2024 and 2023, based on the PPA funding target and PPA actuarial value of assets on those dates. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. In 2013, we elected to make a voluntary prepayment of $7.7 million to the NRECA Retirement Security Plan and recorded this payment as a regulatory asset which was fully amortized in 2022. There has been no funding improvement plan or rehabilitation plan implemented nor is one pending, and we did not pay a surcharge to the plan for 2024.

Our required contribution to the NRECA Retirement Security Plan totaled $4.3 million, $4.1 million, and $4.0 million in 2024, 2023, and 2022, respectively. These totals include the required contribution to the Deferred Compensation Pension Restoration plan for year 2022. The Deferred Compensation Restoration Plan was terminated in 2022. In each of these years, our contributions represented less than 5% of the total contributions made to the plan by all participating employers.

Beginning in 2019, we adopted the Executive Benefit Restoration Plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the NRECA Retirement Security Plan because of the IRC limitations. We have recorded a liability of $0.6 million in other liabilities.

Pension expense, inclusive of administrative fees, was $4.7 million, $3.6 million, and $5.4 million for 2024, 2023, and 2022, respectively. In 2023, pension expense included a credit of $1.0 million to remove the accrued benefit related to the Executive Pension Restoration Plan for our previous former President and CEO, Mr. Marcus M. Harris, which was forfeited upon his resignation in September 2023. Pension expense for 2022 includes $0.8 million related to the amortization of the voluntary prepayment regulatory asset.

We have a defined contribution 401(k) retirement plan and we match up to the first 2% of each participant’s base salary. Our matching contributions were $0.3 million in 2024, 2023, and 2022.

NOTE 13—Supplemental Cash Flows Information

Cash paid for interest, net of amounts capitalized, in 2024, 2023, and 2022, was $56.7 million, $59.8 million, and $53.0 million, respectively. Cash paid for income taxes was immaterial in 2024, 2023, and 2022. Accrued capital expenditures in 2024, 2023, and 2022 were $9.7 million, $11.2 million, and $2.7 million, respectively.

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

Our share of the maximum retrospective premium assessments for the coverage assessments described above is estimated to be a maximum of $41.1 million as of December 31, 2024.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management has assessed our internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2024, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria. We have not identified any material weaknesses in our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1.

On March 18, 2025, our board of directors elected Mr. Russell G. Brown and Mr. S. Keith Colonna as members of the board of directors, effective March 18, 2025. Mr. Brown was recommended to the nominating committee by Northern Neck Electric Cooperative and will serve on the audit, finance, strategic planning, and economic development committees. Mr. Colonna was recommended to the nominating committee by A&N Electric Cooperative and will serve on the audit, human resources, power supply, and strategic planning committees.

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

Robert A. Book, II (54). President and CEO of Delaware Electric Cooperative, Inc. since November 2022. Mr. Book served as Senior Vice President of Delaware Electric Cooperative, Inc. from 2020 to 2022 and as Vice President, Member Services from 2015 to 2020. Mr. Book has been a director of ODEC since December 2022.

Michael K. Brown (65). Executive Director of the National Association of State Conservation Agencies since 2010. Mr. Brown has been a director of ODEC since January 2022 and a director of Delaware Electric Cooperative, Inc. since 2011.

Paul H. Brown (79). Retired, formerly Vice President of Commercial Lending at Bank of Southside Virginia where he served from 1995 to 2012. Mr. Brown has been a director of ODEC since 2013 and a director of Prince George Electric Cooperative since 2008.

Russell G. Brown (66). Retired, formerly Market President, Northern Neck Region, at Atlantic Union Bank where he served from 1989 to 2022. Mr. Brown has been a director of ODEC since March 2025 and a director of Northern Neck Electric Cooperative since 1992.

William K. Buchanan (56). CEO of BARC Electric Cooperative since May 2022. Mr. Buchanan served as President and CEO of Northwestern Rural Electric Cooperative from 2019 to 2022. Mr. Buchanan has been a director of ODEC since May 2022.

John J. Burke, Jr. (68). Associate broker at Gunther McClary Real Estate since 2004. Mr. Burke has been a director of ODEC since 2016 and a director of Choptank Electric Cooperative, Inc. since 2010.

S. Keith Colonna (68). Retired, formerly President and CEO of Bayshore Concrete Products, Inc. where he served from 1978 to 2004. Mr. Colonna has been a director of ODEC since March 2025 and a director of A&N Electric Cooperative since 2024.

Chad N. Fowler (46). Operations manager of Roger Fowler Sales and Service since 2000. Mr. Fowler has been a director of ODEC since 2016 and a director of Community Electric Cooperative since 2007.

Steven A. Harmon (63). President and CEO of Community Electric Cooperative since 2013. Mr. Harmon has been a director of ODEC since 2013.

John D. Hewa, Jr. (52). President and CEO of Rappahannock Electric Cooperative since 2020. Mr. Hewa served as COO of Rappahannock Electric Cooperative from January 2020 to August 2020 and served as Vice President Corporate Services from 2017 to 2019. Mr. Hewa has been a director of ODEC since 2020.

Bradley H. Hicks (54). President and CEO of Northern Neck Electric Cooperative since 2020. Mr. Hicks served as President and CEO of Habersham EMC from 2017 to 2019. Mr. Hicks has been a director of ODEC since 2020.

Jason C. Loehr (46). President and CEO of Southside Electric Cooperative since August 2022. Mr. Loehr served as CFO of Southside Electric Cooperative from 2019 to 2022. Mr. Loehr has been a director of ODEC since August 2022.

Cary J. Logan, Jr. (45). President and CEO of Mecklenburg Electric Cooperative since July 2024. Mr. Logan served as COO of Mecklenburg Electric Cooperative from May 2023 to June 2024. Mr. Logan served as President and CEO of Prince George Electric Cooperative from 2019 to April 2023. Mr. Logan was a director of ODEC from April 2019 to April 2023 and has been a director of ODEC since March 2024.

Micheal E. Malandro (48). President and CEO of Choptank Electric Cooperative, Inc. since 2019. Mr. Malandro served as President and CEO of Prince George Electric Cooperative from 2015 to 2019. Mr. Malandro has been a director of ODEC since 2015.

Franklin B. Myers (65). Mr. Myers is Vice President of M.M. Wright Inc., President of Gasburg Timber Corporation, President of Gasburg Land and Timber Corporation, and Vice President of Gasburg Equipment. Mr. Myers has been a director of ODEC since July 2024 and a director of Mecklenburg Electric Cooperative since 2006.

Suzanne S. Obenshain (62). Owner of SBVA Properties, LLC since 2005. Ms. Obenshain has been a director of ODEC since 2020 and a director of Shenandoah Valley Electric Cooperative since 2016.

Gregory S. Rogers (58). President and CEO of Shenandoah Valley Electric Cooperative since 2020. Mr. Rogers served as Acting CEO of Shenandoah Valley Electric Cooperative from April 2020 to July 2020 and as Vice President of Engineering and Operations from 2016 to 2020. Mr. Rogers has been a director of ODEC since 2020.

Keith L. Swisher (70). Owner/operator of Swisher Valley Farms, LLC since 1976. Mr. Swisher has been a director of ODEC since 2008 and a director of BARC Electric Cooperative since 1981.

Jesse R. Thomas, Jr. (64). Insurance salesperson at World Insurance since 2007. Mr. Thomas has been a director of ODEC since July 2022 and a director of Rappahannock Electric Cooperative since 2017.

William T. White (57). Insurance advisor at Virginia Farm Bureau since 1990. Mr. White has been a director of ODEC since September 2024 and a director of Southside Electric Cooperative since 2012.

Belvin Williamson, Jr. (61). President and CEO of A&N Electric Cooperative since 2016. Mr. Williamson has been a director of ODEC since 2016.

Sarat K. Yellepeddi (50). President and CEO of Prince George Electric Cooperative since April 2023. Mr. Yellepeddi served as COO of Prince George Electric Cooperative from 2019 to 2023. Mr. Yellepeddi has been a director of ODEC since 2023.

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

Christopher F. Cosby (50). President and Chief Executive Officer since February 1, 2025. Mr. Cosby served as Chief Operating Officer from October 2024 to January 31, 2025; as Senior Vice President and Chief Operating Officer from December 2023 to October 2024; as Senior Vice President of Power Supply from March 2022 to December 2023; Vice President of Regulatory Affairs from 2021 to 2022; and Director of Asset Management from 2018 to 2021.

Bryan S. Rogers (56). Senior Vice President and Chief Financial Officer since July 2018. Mr. Rogers joined ODEC in 1996 and has held various accounting positions, including Vice President and Controller from 2007 to June 2018.

John M. Robb, III (44). Senior Vice President and Chief Legal Officer since January 1, 2024. Mr. Robb joined ODEC in March 2023 and held the position of Deputy Chief Legal Officer until December 31, 2023. Mr. Robb served as a partner at Miles & Stockbridge P.C. from 2019 to 2023 and served as Chief Legal Officer and COO of HMR Funding LLC from 2017 to 2019. During his time at Miles & Stockbridge P.C. he performed legal services as outside counsel to ODEC.

Andrew M. Vehorn (44). Senior Vice President of Member Engagement since December 16, 2024, when he joined ODEC. Mr. Vehorn held the position of Vice President of Member and External Affairs at the Virginia, Maryland and Delaware Association of Electric Cooperatives from June 2015 to December 15, 2024.

Michael C. Wise (56). Senior Vice President of Power Supply since October 2024. Mr. Wise served as Vice President of Operations and Asset Management from November 2022 to September 2024; Senior Director of Operations from 2021 to 2022; and Director of Operations from 2017 to 2021.

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

Named Executive Officers

For fiscal year 2024, our named executive officers (“NEOs”) include the following seven individuals:

•
Christopher F. Cosby, Former Chief Operating Officer, Current President and Chief Executive Officer
•
Bryan S. Rogers, Senior Vice President and Chief Financial Officer
•
John M. Robb, III, Senior Vice President and Chief Legal Officer
•
Andrew M. Vehorn, Senior Vice President of Member Engagement
•
Michael C. Wise, Senior Vice President of Power Supply
•
John C. Lee, Jr., Former President and Chief Executive Officer
•
Kirk D. Johnson, Former Senior Vice President of Member Engagement

Total Compensation Package

We compensate our President and CEO and other executive officers through the use of a total compensation package, which includes base salary, competitive benefits, and the potential of a bonus. Historically, our President and CEO’s base salary is derived from salary data provided by a third party through a national compensation survey. The national compensation survey data includes data from the labor market for positions with similar responsibilities. Mr. Lee was compensated utilizing a consulting services agreement during his engagement as President and CEO.

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

Process for Determining NEO Compensation

We have a committee of our board of directors, the executive committee, which recommends all compensation for our President and CEO to the entire board of directors. The entire board of directors then approves the compensation arrangements for the President and CEO. Our board of directors has delegated to our President and CEO, the authority to establish and adjust compensation for all employees other than himself. The compensation for all other employees, including executive officers other than the President and CEO, is approved by our President and CEO based upon market-based salary data. On an annual basis our board of directors reviews the performance and compensation of our President and CEO, and our President and CEO reviews the performance and compensation of the remaining executive officers. Our board of directors determined the compensation payable under the consulting services agreements for our former President and CEO.

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

Severance Benefits

We believe that companies should provide reasonable severance benefits to the President and CEO. With respect to our President and CEO, these severance benefits reflect the fact that it may be difficult to find comparable employment within a short period of time. Our current President and CEO’s contractual rights to severance have been set forth in an employment agreement. See “Employment Agreement” below. None of our current executive officers have any contractual severance or termination benefits other than what is provided for under the retirement plans in which they participate and any unused vacation.

Plans

Retirement Plans

We participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the IRC. This plan is available to all employees, with limited exceptions, who work at least 1,000 hours per year. It is considered a multi-employer plan under accounting standards. Benefits, which accrue under the plan, are based upon the employee’s base annual salary as of November of the previous year. During his engagement as President and CEO, Mr. Lee was not an employee of ODEC and did not participate in benefit plans available to employees.

We also have a defined contribution 401(k) retirement plan that is available to all employees in regular positions. Under the 401(k) plan for 2024, employees could elect to have up to 100% or $23,000, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. We match up to the first 2% of each participant’s base salary. Also, a catch-up contribution is available for participants in the plan once they attain age 50. The maximum catch-up contribution for 2024 was $7,500.

In addition, we have a non-qualified executive deferred compensation plan (the “Deferred Compensation Plan”). Our board of directors, at its discretion, determines who may participate in the Deferred Compensation Plan as well as an annual contribution, if any, up to the maximum amount permitted under IRC Section 457(b).

Employees with the title of Vice President and above may participate in this plan. We did not make a contribution to the plan for our former President and CEO in 2024. See “Deferred Compensation Plan” below.

Pension Restoration Plan

We participate in the Executive Benefit Restoration Plan to provide a supplemental benefit for executive officers who would have a reduction in the pension benefit from the NRECA Retirement Security Plan because of IRC limitations. Our President and CEO, Senior Vice President and CFO, Senior Vice President and CLO, Senior Vice President of Member Engagement, and Senior Vice President of Power Supply, are currently the only participants in this plan. Our former Senior Vice President of Member Engagement was paid $58,269 in 2024 as a result of his separation of employment from ODEC.

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our President and CEO receives during contract discussions. Mr. Lee, our former President and CEO, in accordance with his consulting services agreement, was provided temporary housing and a monthly automobile allowance of $1,500 during 2024. Beginning in February 2025, Mr. Cosby, our President and CEO, will receive a monthly automobile allowance of $1,500 in accordance with his employment contract.

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

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value and Non-qualified Deferred Compensation Earnings (1)		All Other Compen-sation (2)	Total
Christopher F. Cosby (3)	2024	$499,735	$—	$56,611		$6,900	$563,246
President and CEO	2023	349,735	—	—	(9)	6,600	356,335
	2022	298,246	—	115,528		5,946	419,720

Bryan S. Rogers	2024	546,141	—	190,338		6,900	743,379
Senior Vice President and CFO	2023	396,141	—	—	(9)	6,600	402,741
	2022	365,688	—	237,860		6,100	609,648

John M. Robb, III (4)	2024	362,745	—	17,378		1,953	382,076
Senior Vice President and CLO

Andrew M. Vehorn (5)	2024	6,562	—	—		—	6,562
Senior Vice President of Member Engagement

Michael C. Wise (6)	2024	279,583	—	68,378		5,592	353,553
Senior Vice President of Power Supply

John C. Lee, Jr. (7)	2024	1,510,338	—	—		65,305	1,575,643
President and CEO	2023	240,000	—	—	(9)	4,500	244,500

Kirk D. Johnson (8)	2024	422,471	—	89,722		39,213	551,406
Senior Vice President of Member Engagement	2023	372,845	—	—	(9)	6,600	379,445
	2022	358,850	—	113,563		6,100	478,513

(1)
The Change in Pension Value and Non-qualified Deferred Compensation Earnings column above and the Present Value of Accumulated Benefit in the Pension Benefits table below disclose the aggregate change in the actuarial present value of the NRECA Retirement Security Plan for each named executive officer, and for Mr. Cosby, Mr. Rogers, Mr. Robb, Mr. Wise, and Mr. Johnson, also includes benefits under the Executive Benefit Restoration Plan.
(2)
See the All Other Compensation table below.
(3)
Mr. Cosby was appointed President and CEO effective February 1, 2025. Mr. Cosby served as COO from October 2024 to January 2025; served as Senior Vice President and COO from December 2023 to October 2024; and served as Senior Vice President of Power Supply from March 2022 to December 2023.
(4)
Mr. Robb was appointed Senior Vice President and CLO effective January 1, 2024.
(5)
Mr. Vehorn was appointed Senior Vice President of Member Engagement on December 16, 2024.
(6)
Mr. Wise was appointed Senior Vice President of Power Supply on October 27, 2024.
(7)
Mr. Lee resigned as President and CEO of ODEC effective February 1, 2025. Mr. Lee served as President and CEO from February 6, 2024 until February 1, 2025; and served as Interim President and CEO from September 8, 2023 until February

5, 2024. Mr. Lee was compensated as a consultant for both positions and the amounts in the salary column represent the consulting services fees we paid to him in 2023 and 2024.
(8)
Mr. Johnson ceased serving in the role of Senior Vice President of Member Engagement effective November 5, 2024. For 2024, the salary value includes $57,083 for payment of unused vacation.
(9)
The Change in Pension Value and Non-qualified Deferred Compensation Earnings for 2023 was a negative value for Mr. Cosby, Mr. Rogers, and Mr. Johnson and is not included in the Total in the table above. The 2023 value for Mr. Cosby was ($13,633). The 2023 value for Mr. Rogers was ($345,348). The 2023 value for Mr. Johnson was ($401,833). Mr. Lee did not participate in any ODEC employee benefit plans.

The following table sets forth information concerning all other compensation awarded to, earned by, or paid to our NEOs during 2024.

ALL OTHER COMPENSATION

Name	Matching Contributions under 401(k) Plan	Contributions under Deferred Compensation Plan	Perquisites and other personal benefits	Total
Christopher F. Cosby	$6,900	$—	$—	$6,900
Bryan S. Rogers	6,900	—	—	6,900
John M. Robb, III	1,953	—	—	1,953
Andrew M. Vehorn	—	—	—	—
Michael C. Wise	5,592	—	—	5,592
John C. Lee, Jr. (1)	—	—	65,305	65,305
Kirk D. Johnson (2)	6,900	—	32,313	39,213

(1)
Mr. Lee did not participate in any ODEC employee benefit plans. Perquisites includes temporary housing of $47,305 and an automobile allowance of $18,000.
(2)
For Mr. Johnson, perquisites include severance payment of $32,313. In accordance with his severance agreement, the remaining severance balance of $355,444 will be paid to Mr. Johnson in 2025.

Potential Payments upon Termination or Change in Control

Except for Mr. Cosby, our current President and CEO, and Mr. Lee, our former President and CEO and current Senior Advisor to ODEC, none of our NEOs have any contractual termination benefits other than as provided under the retirement plans in which they participate and none of our NEOs have any change in control benefits.

In accordance with his consulting services agreement, as amended, Mr. Lee will receive a monthly compensation of $125,000 and a monthly automobile allowance of $1,500 until December 31, 2025. However, if that agreement is terminated by ODEC without cause, Mr. Lee will receive a lump sum payment equal to the remaining unpaid amount through December 31, 2025.

Employment Agreement

Except for our current President and CEO, we do not have employment agreements with our NEOs or Vice President and Controller.

On December 10, 2024, ODEC entered into a three year employment agreement with Christopher F. Cosby, our President and CEO as of February 1, 2025, with an effective date of February 1, 2025. The agreement provides that he will receive an annual base salary of $1,150,000, effective as of February 1, 2025. Salary increases shall be considered at each year end and may be awarded at the discretion of the board of directors. In addition to his annual compensation, Mr. Cosby is eligible to participate in the Deferred Compensation Plan. The employment agreement also provides for a $1,500 monthly automobile allowance. Mr. Cosby is also entitled to participate in all benefit plans available to the employees of ODEC.

Under the agreement, during the contract term, if Mr. Cosby voluntarily terminates his employment following material breach by us or we terminate his employment without specified cause, we will pay Mr. Cosby compensation at the rate in effect on the date of termination for one additional year from the date of termination, plus medical insurance benefits for one year, with limited exceptions. In addition, Mr. Cosby is entitled to receive any benefits that he otherwise would have been entitled to receive including benefits under our 401(k) plan, pension plan, and supplemental retirement plans, although those benefits will not be increased or accelerated, and any unused vacation.

However, if Mr. Cosby becomes employed in any capacity during the one-year period immediately following the date of termination, ODEC’s obligation to pay Mr. Cosby’s salary at the rate in effect on the date of termination shall be reduced by the amount of his salary that he receives from his new employer. Also, the medical insurance benefits will cease if he becomes eligible for medical insurance coverage by virtue of his employment with another company.

Based upon a hypothetical termination date of December 31, 2024, under Mr. Cosby’s employment contract as President and CEO, in addition to any benefits that he otherwise would have been entitled to receive including benefits under our 401(k) plan, pension plan, supplemental retirement plans, and any unused vacation, Mr. Cosby would have been entitled to receive the following:

Cash severance	$1,150,000
Medical Insurance	27,862
Total	$1,177,862

Under our employment contract with Mr. Cosby “cause” is defined as (1) gross incompetence, insubordination, gross negligence, willful misconduct in office or breach of a material fiduciary duty, which includes a breach of confidentiality; (2) conviction of a felony, a crime of moral turpitude or commission of an act of embezzlement or fraud against ODEC or any subsidiary or affiliate thereof; (3) the President and CEO’s material failure to perform a substantial portion of his duties and responsibilities under the employment contract, but only after ODEC provides the President and CEO written notice of such failure and gives him 30 days to remedy the situation; (4) deliberate dishonesty of the President and CEO with respect to ODEC or any of its subsidiaries or affiliates; or (5) a violation of one of ODEC’s written policies which, if curable, is not cured within 30 days after written notice of such violation is provided to the President and CEO, or such violation reoccurs after written notice and an opportunity to cure has been provided.

The President and CEO may terminate his employment with or without good reason by written notice to the board of directors effective 60 days after receipt of such notice by the board of directors. If the President and CEO terminates his employment for good reason, then the President and CEO is entitled to the salary specified above in the “without cause” paragraph. The President and CEO will not be required to render any further services. Upon termination of employment by the President and CEO without good reason, the President and CEO is not entitled to further compensation. Under our employment contract with Mr. Cosby, “good reason” is defined as ODEC’s failure to maintain compensation or ODEC’s material breach of any provision of the employment contract, which failure or breach continued for more than 30 days after the date on which the board of directors received such notice.

Other Executive Officers

Based upon a hypothetical termination date of December 31, 2024, Mr. Rogers, Mr. Robb, Mr. Vehorn, and Mr. Wise would only be entitled to the benefits accrued under the retirement plans in which they participate, and any unused vacation. See “Plans” above and “Defined Benefit Plans” below for more information as to the benefits that would be paid under the retirement plans in which they participate. Mr. Lee did not participate in any of these plans.

Defined Benefit Plans

The following table lists the estimated values under the NRECA Retirement Security Plan and the Executive Benefit Restoration Plan as of December 31, 2024. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits was limited to $345,000, effective January 1, 2024.

PENSION BENEFITS (1)

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Year
Christopher F. Cosby (2)	NRECA Retirement Security Plan	5.67	$199,568	$—
	Executive Benefit Restoration Plan	5.67	1,508	—

Bryan S. Rogers	NRECA Retirement Security Plan	27.33	1,686,958	—
	Executive Benefit Restoration Plan	27.33	233,088	—

John M. Robb, III (3)	NRECA Retirement Security Plan	0.83	17,378	—
	Executive Benefit Restoration Plan	0.83	—	—

Andrew M. Vehorn (4)	NRECA Retirement Security Plan	8.50	140,228	—
	Executive Benefit Restoration Plan	—	—	—

Michael C. Wise (5)	NRECA Retirement Security Plan	11.17	438,757	—
	Executive Benefit Restoration Plan	11.17	—	—

John C. Lee, Jr. (6)	NRECA Retirement Security Plan	—	—	—
	Executive Benefit Restoration Plan	—	—	—

Kirk D. Johnson (7)	NRECA Retirement Security Plan	21.92	1,200,477	—
	Executive Benefit Restoration Plan	5.83	—	58,269

(1)
Numerical amounts in this table were computed as of December 31, 2024, and the present value amounts were determined using the same assumptions used for financial reporting purposes.
(2)
Mr. Cosby became an executive officer in March 2022.
(3)
Mr. Robb became an executive officer in January 2024.
(4)
Mr. Vehorn became an executive officer in December 2024. Mr. Vehorn participated in the NRECA Retirement Security Plan with a former employer and earned 8.50 years of credited service with his former employer and will begin earning years of credited service as an ODEC employee beginning in 2025.
(5)
Mr. Wise became an executive officer in October 2024.
(6)
Mr. Lee resigned as President and CEO of ODEC effective February 1, 2025. He served as President and CEO of ODEC from February 6, 2024 to February 1, 2025; and served as Interim President and CEO of ODEC, from September 8, 2023, to February 5, 2024. Mr. Lee is an independent contractor of ODEC and is not eligible to participate in any benefit plans available to employees of ODEC.
(7)
Mr. Johnson participated in the NRECA Retirement Security Plan with a former employer and earned 16.08 years of credited service with his former employer and earned 5.83 years of credited service with ODEC. Mr. Johnson received a payment of $58,269 from the Executive Benefit Restoration Plan in connection with his separation of employment from ODEC.

The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for social security or other offset amounts. For employees hired before January 1, 2022, the participant’s annual pension at his or her normal retirement date, currently age 62 under the plan, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service, and the multiplier was 1.7% commencing January 1, 1992. For employees hired on or after January 1, 2022, the participant’s annual pension at his or her normal retirement date, currently age 65 under the plan, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service, and the multiplier was 1.5% commencing January 1, 2022. The number of years of credited service is as of the end of the current year for each of the named executives.

The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum. The lump sum amounts are calculated using the 30-year Treasury rate (4.66% for 2024) and the PPA three segment yield rates (5.50%, 5.76%, and 5.83% for 2024) and the required Internal Revenue Service mortality table for lump sum payments (Group Annuity Reserving 1994, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and PPA Retirement Plan 2000 at 2024 combined unisex 50%/50% mortality in combination with the PPA rates). Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

The Executive Benefit Restoration Plan is intended to provide a supplemental benefit for employees who would have had a reduction in their pension benefit because of IRC limitations.

Deferred Compensation Plan

In 2006, we adopted the Deferred Compensation Plan, a non-qualified plan, for the purposes of allowing participants to defer their compensation and providing supplemental deferred compensation within the statutory maximums permitted under IRC Section 457(b). Our board of directors determined that, beginning in 2019, employees with the title of Vice President and above may participate in this plan. In 2024, Mr. Cosby and Mr. Rogers were the only NEOs who participated in the plan. Under the Deferred Compensation Plan, annual deferrals cannot exceed the lesser of 100% of a participant's annual compensation or $23,000 for 2024, adjusted by and subject to specified tax laws, during any year in which we are exempt from federal income taxation. Amounts credited to the participants under the Deferred Compensation Plan will be credited with earnings or losses equal to those made by an investment in one or more funds of a specified regulated investment company designated by the participant.

The following table sets forth the non-qualified deferred compensation paid to our NEOs in 2024:

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Gains/(Losses) in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Christopher F. Cosby	$—	$—	$1,811	$—	$37,070
Bryan S. Rogers	—	—	3,686	—	18,799
John M. Robb, III	—	—	—	—	—
Andrew M. Vehorn	—	—	—	—	—
Michael C. Wise	—	—	—	—	—
John C. Lee, Jr. (1)	—	—	—	—	—
Kirk D. Johnson	—	—	—	—	—
(1)
Mr. Lee served ODEC as an independent contractor and was not eligible to participate in any benefit plans available to ODEC employees.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”). During 2024, our outside directors were compensated with a monthly retainer of $4,200 and were also paid for meetings and other official activities at a per diem rate of $700 per full day and $350 per partial day and for teleconferences, if such meetings or other official activities occurred outside the normal board of directors meeting dates. Our directors receive no other compensation from us. We do not provide our directors pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options. The following table sets forth the compensation we paid to our outside directors in 2024:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total
Michael K. Brown	$52,500	$52,500
Paul H. Brown	52,750	52,750
John J. Burke, Jr.	51,800	51,800
Earl C. Currin, Jr.	33,600	33,600
E. Garrison Drummond	50,750	50,750
Chad N. Fowler	51,100	51,100
Hunter R. Greenlaw, Jr.	40,250	40,250
David J. Jones	30,050	30,050
Franklin B. Myers	25,900	25,900
Suzanne S. Obenshain	51,450	51,450
Keith L. Swisher	51,800	51,800
Jesse R. Thomas, Jr.	50,400	50,400
William T. White	13,650	13,650
	$556,000	$556,000

Compensation Committee Interlocks and Insider Participation

As described above, the executive committee of our board of directors establishes and the full board of directors approves all compensation and awards paid to our President and CEO. Our board of directors has delegated to our President and CEO, the authority to establish and adjust compensation for all employees other than himself. Other than the exception noted below, no member of our board of directors is or previously was an officer or employee of ODEC or is or has engaged in transactions with ODEC. Mr. John C. Lee, Jr. was an employee of ODEC from 1992 to 2007 when he left his position as Vice President of Member and External Relations to become the President and CEO of Mecklenburg Electric Cooperative, one of our member distribution cooperatives. Mr. Lee served as ODEC's Interim President and CEO from September 2023 to February 6, 2024, when he was appointed ODEC's President and CEO. Mr. Lee resigned as President and CEO of ODEC effective February 1, 2025. All of our directors are employees or directors of our member distribution cooperatives.

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

CEO Pay Ratio

The annual total compensation of Mr. John C. Lee, Jr., our former President and CEO, for 2024 was $1,575,643. Based on reasonable estimates, the median annual total compensation of all of our employees, excluding our President and CEO, was $150,567 for 2024. Accordingly, for 2024, the ratio of the total compensation of our President and CEO to the median of the annual total compensation of all of our other employees was 10.5 to 1.

We identified our median employee based on salary earned in 2024 by each individual who was employed by us on November 15, 2024. We annualized the salary of all permanent employees who were not employed through the entire year.

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
Micheal E. Malandro
Franklin B. Myers
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

There are no related person transactions in 2024 that the SEC would require to be reported under its rules. In accordance with our code of ethics, all directors are prohibited from participating in any activity or association that creates or appears to create a conflict between their personal interest and our business interests unless approved after full and fair disclosure of the relevant facts. Directors must obtain approval from the board of directors for any such transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent registered public accounting firm during 2024. The following table presents fees for services provided by Ernst & Young LLP for the two most recent fiscal years. All Audit, Audit-Related, and Tax Fees shown below were pre-approved by the audit committee in accordance with its established procedures.

	2024	2023
Audit Fees (1)	$383,000	$383,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	14,000	9,725
All Other Fees	—	—
Total	$397,000	$392,725

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

For fiscal years 2024 and 2023, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.

Audit Committee Preapproval Process for the Engagement of Auditors

All audit, tax, and other services to be performed by Ernst & Young LLP for us must be pre-approved by the audit committee. The audit committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Pre-approval is granted usually at regularly scheduled meetings. During 2024 and 2023, all services performed by Ernst & Young LLP were pre-approved by the audit committee in accordance with this policy.

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

*3.2 Bylaws of Old Dominion Electric Cooperative, as Amended and Restated as of April 11, 2023, (filed as exhibit 3.0 to the Registrant’s Form 8-K, File No. 000-50039, filed on April 14, 2023).

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

*, **10.1 Third Amended and Restated Wholesale Power Contract between Old Dominion Electric Cooperative and each of its member distribution cooperatives, effective September 30, 2024 (filed as exhibit 10.1 and 10.2 to the Registrant’s Form 8-K dated July 1, 2024, File No. 33-46795, filed on November 12, 2008).

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

*†10.12 Employment Agreement, effective February 1, 2025, between Old Dominion Electric Cooperative and Christopher F. Cosby and accepted by Christopher F. Cosby on December 10, 2024 (filed as Exhibit 10.1 to the Registrant’s Form 8-K, File No. 000-50039, on December 12, 2024).

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

*†10.16 Consulting Services Agreement, dated October 10, 2023, and effective September 8, 2023, between Old Dominion Electric Cooperative and John C. Lee, Jr., as Interim President and CEO (filed as exhibit 10.1 to the Registrant's Form 8-K Dated October 10, 2023, No. 000-50039, on October 13, 2023).

*†10.17 Consulting Services Agreement, dated February 9, 2024, and effective February 6, 2024, between Old Dominion Electric Cooperative and John C. Lee, Jr., as President and CEO (filed as exhibit 10.1 to the Registrant's Form 8-K Dated February 6, 2024, No. 000-50039, on February 12, 2024).

*†10.18 Amendment to Consulting Services Agreement, dated November 12, 2024, and effective February 6, 2024, between Old Dominion Electric Cooperative and John C. Lee, Jr., as President and CEO (filed as exhibit 10.1 to the Registrant's Form 8-K Dated November 12, 2024, No. 000-50039, on November 18, 2024).

†10.19 Employment letter, dated December 13 2023, of Old Dominion Electric Cooperative and agreed and accepted by John M. Robb, III.

*†10.20 Severance agreement, dated November 5, 2024, and effective December 3, 2024, between Old Dominion Electric Cooperative and Kirk D. Johnson, Former Senior Vice President of Member Engagement (filed as exhibit 10.1 to the Registrant's Form 8-K Dated December 3, 2024, No. 000-50039, on December 9, 2024).

†10.21 Employment letter, dated October 22, 2024, of Old Dominion Electric Cooperative and agreed and accepted by Michael C. Wise.

†10.22 Employment letter, dated December 6, 2024, of Old Dominion Electric Cooperative and agreed and accepted by Andrew M. Vehorn.

*†10.23 Executive Deferred Compensation Plan, dated June 30, 2006, adopted on December 18, 2006 (filed as exhibit 10.2 to the Registrant’s Form 8-K File No. 000-50039, on December 21, 2006).

*†10.24 Amended and Restated Deferred Compensation Pension Restoration Plan effective January 1, 2015 (filed as exhibit 10.42 to the Registrant's Form 10-K for the year ended December 31, 2014, File No. 000-50039, on March 11, 2015).

*†10.25 Executive Benefit Restoration Plan effective April 9, 2019 (filed as exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2019, File No. 000-50039, on March 11, 2020).

*10.26 Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit 10.27 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992). (P)

*10.27 Extension Agreement (filed as exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 2019, File No. 000-50039, on March 11, 2020).

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

Old Dominion Electric Cooperative Registrant

By:	/s/ Christopher F. Cosby
Christopher F. Cosby President and Chief Executive Officer

Date: March 18, 2025

Signature	Title

/s/ Christopher F. Cosby	President and Chief Executive Officer (Principal executive officer)
Christopher F. Cosby

/s/ Bryan S. Rogers	Senior Vice President and Chief Financial Officer
Bryan S. Rogers	(Principal financial officer)

/s/ Allyson B. Pittman	Vice President and Controller (Principal accounting officer)
Allyson B. Pittman

/s/ Robert A. Book, II	Director
Robert A. Book, II

/s/ Michael K. Brown	Director
Michael K. Brown

/s/ Paul H. Brown	Director
Paul H. Brown

Director
Russell G. Brown

/s/ William K. Buchanan	Director
William K. Buchanan

/s/ John J. Burke, Jr.	Director
John J. Burke, Jr.

Director
S. Keith Colonna

/s/ Chad N. Fowler	Director
Chad N. Fowler

/s/ Steven A. Harmon	Director
Steven A. Harmon

/s/ John D. Hewa, Jr.	Director
John D. Hewa, Jr.

/s/ Bradley H. Hicks	Director
Bradley H. Hicks

/s/ Jason C. Loehr	Director
Jason C. Loehr

/s/ Cary J. Logan, Jr.	Director
Cary J. Logan, Jr.

/s/ Micheal E. Malandro	Director
Micheal E. Malandro

/s/ Franklin B. Myers	Director
Franklin B. Myers

/s/ Suzanne S. Obenshain	Director
Suzanne S. Obenshain

/s/ Gregory S. Rogers	Director
Gregory S. Rogers

/s/ Keith L. Swisher	Director
Keith L. Swisher

/s/ Jesse R. Thomas, Jr.	Director
Jesse R. Thomas, Jr.

/s/ William T. White	Director
William T. White

/s/ Belvin Williamson, Jr.	Director
Belvin Williamson, Jr.

/s/ Sarat K. Yellepeddi	Director
Sarat K. Yellepeddi

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

ODEC does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2024. Accordingly, ODEC will not file an annual report with the Securities and Exchange Commission.