Form 10-Q
period 2025-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2025-05-13
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,593,263	$2,590,904
Less accumulated depreciation	(1,243,953)	(1,227,806)
Net Property, plant, and equipment	1,349,310	1,363,098
Nuclear fuel, at amortized cost	11,173	13,554
Construction work in progress	105,826	92,499
Net Electric Plant	1,466,309	1,469,151
Investments:
Nuclear decommissioning trust	288,824	292,641
Unrestricted investments and other	2,217	2,249
Total Investments	291,041	294,890
Current Assets:
Cash and cash equivalents	57,394	40,689
Accounts receivable	4,869	4,557
Accounts receivable–members	110,785	118,202
Fuel, materials, and supplies	129,707	131,218
Prepayments and other	22,146	21,509
Total Current Assets	324,901	316,175
Deferred Charges and Other Assets:
Regulatory assets	10,895	38,975
Other assets	20,468	45,851
Total Deferred Charges and Other Assets	31,363	84,826
Total Assets	$2,113,614	$2,165,042
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$509,920	$500,407
Non-controlling interest	6,813	6,774
Total Patronage capital and Non-controlling interest	516,733	507,181
Long-term debt	874,982	874,893
Revolving credit facility	50,000	65,000
Total Long-term debt and Revolving credit facility	924,982	939,893
Total Capitalization	1,441,715	1,447,074
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	96,727	90,231
Accounts payable–members	80,293	67,352
Accrued expenses	17,562	5,392
Deferred energy	33,992	100,806
Total Current Liabilities	277,615	312,822
Deferred Credits and Other Liabilities:
Asset retirement obligations	211,601	209,872
Regulatory liabilities	181,149	167,561
Other liabilities	1,534	27,713
Total Deferred Credits and Other Liabilities	394,284	405,146
Total Capitalization and Liabilities	$2,113,614	$2,165,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating Revenues	$323,610	$271,484
Operating Expenses:
Fuel	93,729	57,566
Purchased power	157,622	108,512
Transmission	60,290	49,863
Deferred energy	(66,814)	(12,924)
Operations and maintenance	24,260	17,963
Administrative and general	13,954	12,264
Depreciation and amortization	17,708	17,497
Amortization of regulatory asset/(liability), net	(158)	12
Accretion of asset retirement obligations	1,729	1,571
Taxes, other than income taxes	2,308	2,418
Total Operating Expenses	304,628	254,742
Operating Margin	18,982	16,742
Other income (expense), net	(94)	56
Investment income	3,155	1,874
Interest charges, net	(12,478)	(15,418)
Income taxes (expense)/benefit	(13)	(16)
Net Margin including Non-controlling interest	9,552	3,238
Non-controlling interest	(39)	(48)
Net Margin attributable to ODEC	9,513	3,190
Patronage Capital - Beginning of Period	500,407	488,635
Patronage Capital - End of Period	$509,920	$491,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$9,552	$3,238
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	17,708	17,497
Other non-cash charges	4,200	3,941
Change in current assets	7,979	9,127
Change in deferred energy	(66,814)	(12,924)
Change in current liabilities	33,377	51,248
Change in regulatory assets and liabilities	46,550	9,605
Change in other assets and other liabilities	(787)	(8,656)
Net Cash Provided by Operating Activities	51,765	73,076
Investing Activities:
Increase in other investments	(1,042)	(1,016)
Electric plant additions	(19,018)	(19,870)
Net Cash Used for Investing Activities	(20,060)	(20,886)
Financing Activities:
Draws on revolving credit facility	83,000	68,000
Repayments on revolving credit facility	(98,000)	(124,000)
Net Cash Used for Financing Activities	(15,000)	(56,000)
Net Change in Cash and Cash Equivalents	16,705	(3,810)
Cash and Cash Equivalents - Beginning of Period	40,689	31,284
Cash and Cash Equivalents - End of Period	$57,394	$27,474

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2025, our consolidated results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The consolidated results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $6.8 million as of March 31, 2025 and December 31, 2024. TEC's assets are utilized to settle TEC's liabilities. The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$96,704	$96,704	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	192,120	—	—	—
Unrestricted investments and other (3)	76	—	76	—
Derivatives - gas and power (4)	19,957	19,638	319	—
Total financial assets	$308,857	$116,342	$395	$—

Derivatives - gas and power (4)	$572	$—	$565	$7
Total financial liabilities	$572	$—	$565	$7

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$93,648	$93,648	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	198,993	—	—	—
Unrestricted investments and other (3)	108	—	108	—
Derivatives - gas and power (4)	8,764	—	6,448	2,316
Total financial assets	$301,513	$93,648	$6,556	$2,316

Derivatives - gas and power (4)	$26,753	$26,054	$699	$—
Total financial liabilities	$26,753	$26,054	$699	$—

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
(4)
Derivatives - gas and power represent natural gas futures contracts (Level 1 and Level 2) and financial transmission rights (Level 3). Level 1 are indexed against NYMEX. Level 2 are valued by ACES using observable market inputs for similar transactions. Level 3 are valued by ACES using unobservable market inputs, including situations where there is little market activity. Sensitivity in the market price of financial transmission rights could impact the fair value. For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.

3.
Derivatives and Hedging

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation. In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk. To manage this exposure, we utilize derivative instruments. See Note 1 of the Notes to Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating activities section of our Condensed Consolidated Statements of Cash Flows.

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of March 31,	As of December 31,
Commodity	Unit of Measure	2025	2024
Natural gas	MMBTU	107,320,000	113,120,000
Purchased power - financial transmission rights	MWh	5,060,910	7,621,183

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of March 31,	As of December 31,
	Balance Sheet Location	2025	2024
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$19,957	$6,448
Financial transmission rights	Other assets	—	2,316
Total Derivatives in an asset position		$19,957	$8,764

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$565	$26,753
Financial transmission rights	Other liabilities	7	—
Total Derivatives in a liability position		$572	$26,753

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three Months Ended March 31, 2025 and 2024

Amount of Gain	Location of	Amount of Gain (Loss) Reclassified from
(Loss) Recognized	Gain (Loss)	Regulatory Asset/Liability
in Regulatory	Reclassified	into Income for the
Derivatives	Asset/Liability for	from Regulatory	Three Months
Accounted for Utilizing	Derivatives as of	Asset/Liability	Ended
Regulatory Accounting	March 31,	into Income	March 31,
2025	2024	2025	2024
(in thousands)	(in thousands)
Natural gas futures contracts	$19,252	$(67,687)	Fuel	$8,741	$(22,484)
Purchased power	(8)	(2,773)	Purchased power	(5,158)	(7,849)
Total	$19,244	$(70,460)	Total	$3,583	$(30,333)

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

4.
Investments

Investments were as follows as of March 31, 2025 and December 31, 2024:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
March 31, 2025
Nuclear decommissioning trust (1)
Debt securities	$109,543	$—	$(13,327)	$96,216	$96,216
Equity securities	95,371	103,146	(6,397)	192,120	192,120
Cash and other	488	—	—	488	488
Total Nuclear decommissioning trust	$205,402	$103,146	$(19,724)	$288,824	$288,824

Other
Equity securities	$61	$15	$—	$76	$76
Non-marketable equity investments	2,141	2,182	—	4,323	2,141
Total Other	$2,202	$2,197	$—	$4,399	$2,217
					$291,041
December 31, 2024
Nuclear decommissioning trust (1)
Debt securities	$108,556	$—	$(14,958)	$93,598	$93,598
Equity securities	95,731	107,329	(4,067)	198,993	198,993
Cash and other	50	—	—	50	50
Total Nuclear decommissioning trust	$204,337	$107,329	$(19,025)	$292,641	$292,641

Other
Equity securities	$83	$25	$—	$108	$108
Non-marketable equity investments	2,141	2,164	—	4,305	2,141
Total Other	$2,224	$2,189	$—	$4,413	$2,249
					$294,890

(1)
Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligations of the future decommissioning of North Anna. See Note 3 of the Notes to Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or regulatory asset, respectively.

Contractual maturities of debt securities as of March 31, 2025, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$96,216	$—	$96,216
Total	$—	$—	$96,216	$—	$96,216

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.
Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under this credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of March 31, 2025 and December 31, 2024, we had outstanding under this facility $50.0 million and $65.0 million in borrowings, respectively.

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

Our operating revenues for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$148,284	$144,625
Renewable energy credits	306	110
Demand revenues	141,463	115,694
Total Formula rate revenues	290,053	260,429
Market-based rates:
Energy revenues	23,804	7,452
Demand revenues	3,501	1,285
Total Market-based rates revenues	27,305	8,737

Total Member distribution cooperatives revenues	317,358	269,166

Non-members:
Energy revenues	5,166	1,346
Renewable energy credits	1,086	972
Total Non-members revenues	6,252	2,318

Total Operating revenues	$323,610	$271,484

OLD DOMINION ELECTRIC COOPERATIVE

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding matters that could have an impact on our business, financial condition, and future operations. These statements, based on our expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors. These risks, uncertainties, and other factors include, but are not limited to: general business conditions; demand for energy; federal and state legislative, regulatory or executive actions, and legal and administrative proceedings; changes in and compliance with laws and regulations, including with respect to environmental matters; general credit and capital market conditions; weather conditions; the cost and availability of commodities used in our industry; disruption due to cybersecurity threats or incidents; and unanticipated changes in operating expenses, including supply chain and tariff matters, and capital expenditures. Our actual results may vary materially from those discussed in the forward-looking statements as a result of these and other factors. Any forward-looking statement speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.

Critical Accounting Policies

As of March 31, 2025, there have been no significant changes in our critical accounting policies as disclosed in our 2024 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three months ended March 31, 2025, as compared to the same period in 2024, were primarily impacted by the extreme cold weather in January 2025. This resulted in an increase in formula rate energy revenues from sales to our member distribution cooperatives, increases in purchased power energy expense and fuel expense, and the decrease in deferred energy expense.

•
Total revenues from sales to our member distribution cooperatives, which is comprised of sales to our member distribution cooperatives - formula rate and sales to our member distribution cooperatives - market-based rates, increased 17.9%.

•
Total revenues from sales to our member distribution cooperatives - formula rate increased 11.4%. Formula rate energy revenues increased 2.5% due to the 13.5% increase in energy sales in MWh to our member distribution cooperatives - formula rate, partially offset by decreases in our total energy rate. Formula rate demand revenues increased 22.3%, substantially due to changes in PJM charges for network transmission services, higher capacity costs, and an additional equity contribution of $6.9 million.
•
Total revenues from sales to our member distribution cooperatives - market-based rates increased 212.5% due to load growth related to data centers.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased 45.3%. Purchased energy costs increased 37.3% due to the 29.6% increase in the average cost of purchased energy and the 6.0% increase in the volume of purchased energy. The increase in the volume of purchased energy was primarily due to the 70.6% increase in purchased energy in MWh for market-based rates sales. Purchased capacity costs increased 243.9%, primarily due to increased capacity charges from PJM.
•
Fuel expense increased 62.8% due to the 44.7% increase in generation from our owned facilities and the 12.5% increase in the average cost of fuel.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $53.9 million. For the three months ended March 31, 2025, we under-collected $66.8 million, primarily as a result of the extreme cold weather in January 2025. Additionally, we reduced our total energy rate January 1, 2025, to return the over-collected deferred energy balance of $100.8 million as of December 31, 2024, to our member distribution cooperatives during 2025.

Factors Affecting Results

For a comprehensive discussion of factors affecting results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results” in Item 7 in our 2024 Annual Report on Form 10-K.

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

As detailed in the table below, we utilized Margin Stabilization to increase revenues for the three months ended March 31, 2025, and to reduce revenues for the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Margin Stabilization adjustment	$(1,883)	$7,883

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 in our 2024 Annual Report on Form 10-K.

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

The heating and cooling degree days for the three months ended March 31, 2025, were as follows:

	Three Months Ended March 31,
	2025	2024	Change
Heating degree days	2,068	1,773	16.6%
Cooling degree days	—	—	—

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025		2024
	(in MWh and percentages)
Generated:
Wildcat Point	756,502	17.4%	511,275	13.9%
North Anna	408,511	9.4	413,783	11.3
Clover	227,722	5.2	176,885	4.8
Louisa	137,920	3.2	47,703	1.3
Marsh Run	168,444	3.9	24,833	0.7
Distributed Generation	1,126	—	313	—
Total Generated	1,700,225	39.1	1,174,792	32.0
Purchased:
Other than renewable:
Long-term and short-term	1,278,611	29.4	1,053,448	28.7
Spot market	700,553	16.1	1,009,794	27.5
Market-based rates	388,567	9.0	227,778	6.2
Total Other than renewable	2,367,731	54.5	2,291,020	62.4
Renewable (1)	279,010	6.4	205,892	5.6
Total Purchased	2,646,741	60.9	2,496,912	68.0
Total Available Energy	4,346,966	100.0%	3,671,704	100.0%

(1)
Related to our contracts from renewable facilities from which we obtain renewable energy and renewable energy credits. We may sell the renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates charged to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch direction of PJM. PJM balances its members’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and directs the dispatch of available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 in our 2024 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three months ended March 31, 2025 and 2024, was as follows:

	Three Months Ended March 31,
	2025	2024
Wildcat Point	97.1%	99.2%
North Anna	83.4	84.1
Clover	60.1	89.9
Louisa	96.4	97.6
Marsh Run	96.0	99.1

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three months ended March 31, 2025 and 2024, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended March 31,
	2025	2024
Wildcat Point	35.6%	23.7%
North Anna	86.2	86.3
Clover	24.8	19.3

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$290,053	$260,429
Market-based rates	27,305	8,737
Total Member distribution cooperatives	317,358	269,166

Non-members (1)	6,252	2,318
Total Operating revenues	$323,610	$271,484

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,836,308	3,380,117
Member distribution cooperatives - market-based rates	388,567	227,800
Non-members	104,262	45,649
Total Energy sales	4,329,137	3,653,566

(1)
Includes renewable energy credit sales of $1.0 million for the three months ended March 31, 2025 and 2024.

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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$148,284	$144,625
Renewable energy credits	306	110
Demand revenues	141,463	115,694
Total Formula rate revenues	$290,053	$260,429

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,836,308	3,380,117

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$38.65	$42.79
Formula rate total cost	$75.61	$77.05

For the three months ended March 31, 2025, total formula rate revenues increased $29.6 million, or 11.4%, as compared to the same period in 2024. Formula rate energy revenues increased $3.7 million, or 2.5%, due to the 13.5% increase in energy sales in MWh to our member distribution cooperatives - formula rate primarily due to the extreme cold weather in January 2025, partially offset by decreases in our total energy rate. Formula rate demand revenues increased $25.8 million, or 22.3%, substantially due to changes in PJM charges for network transmission services, higher capacity costs, and an additional equity contribution of $6.9 million.

The following table summarizes the changes to our total energy rate since 2024 to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2024	(7.0)
July 1, 2024	(3.5)
January 1, 2025	(6.4)
June 1, 2025	16.4

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Member distribution cooperatives:
Market-based rates:
Energy revenues	$23,804	$7,452
Demand revenues	3,501	1,285
Total Market-based rates revenues	$27,305	$8,737

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	388,567	227,800

The increase in total market-based rates revenues is a result of load growth related to data centers. See "Member Distribution Cooperatives" above.

Operating Expenses

The following is a summary of the components of our operating expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Fuel	$93,729	$57,566
Purchased power	157,622	108,512
Transmission	60,290	49,863
Deferred energy	(66,814)	(12,924)
Operations and maintenance	24,260	17,963
Administrative and general	13,954	12,264
Depreciation and amortization	17,708	17,497
Amortization of regulatory asset/(liability), net	(158)	12
Accretion of asset retirement obligations	1,729	1,571
Taxes, other than income taxes	2,308	2,418
Total operating expenses	$304,628	$254,742

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

Total operating expenses increased $49.9 million, or 19.6%, for the three months ended March 31, 2025, as compared to the same period in 2024, primarily as a result of increases in purchased power expense and fuel expense, partially offset by the decrease in deferred energy expense.

•
Purchased power expense, which includes the cost of purchased energy and capacity, increased $49.1 million, or 45.3%.
•
Purchased energy costs increased $39.0 million, or 37.3%, due to the 29.6% increase in the average cost of purchased energy and the 6.0% increase in the volume of purchased energy. The increase in the volume of purchased energy was primarily due to the 70.6% increase in purchased energy in MWh for market-based rates sales.
•
Purchased capacity costs increased $10.1 million, or 243.9%, primarily due to the increased price of capacity charged by PJM.
•
Fuel expense increased $36.2 million, or 62.8%, due to the 44.7% increase in generation from our owned facilities and the 12.5% increase in the average cost of fuel.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $53.9 million. For the three months ended March 31, 2025, we under-collected $66.8 million, primarily as a result of the extreme cold weather in January 2025. Additionally, we reduced our total energy rate January 1, 2025, to return the over-collected deferred energy balance of $100.8 million as of December 31, 2024, to our member distribution cooperatives during 2025. For further discussion on deferred energy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Deferred Energy" in Item 7 in our 2024 Annual Report on Form 10-K.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances, which is included in other interest. The major components of interest charges, net for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Interest on long-term debt	$(10,977)	$(11,616)
Interest on revolving credit facility	(1,137)	(2,855)
Other interest	(1,077)	(1,478)
Total interest charges	(13,191)	(15,949)
Allowance for borrowed funds used during construction	713	531
Interest charges, net	$(12,478)	$(15,418)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was 198.2% higher for the three months ended March 31, 2025, as compared to the same period in 2024, due to an additional equity contribution of $6.9 million, slightly offset by the decrease in total interest charges. On December 10, 2024, our board of directors approved an additional equity contribution of $27.5 million to be collected in 2025 through rates charged to our member distribution cooperatives.

Financial Condition

The principal changes in our financial condition from December 31, 2024 to March 31, 2025, were caused by decreases in deferred energy, regulatory assets, other assets, and other liabilities.

•
Deferred energy decreased $66.8 million due to the under-collection of our energy costs in 2025.
•
Regulatory assets decreased $28.1 million primarily due to the change in the net unrealized gains on derivative instruments and the decrease in deferred transmission costs. The deferred transmission costs were fully amortized in the first quarter of 2025.
•
Other assets decreased $26.4 million primarily due to the increase in the fair value of our natural gas hedges.
•
Other liabilities decreased $26.2 million primarily due to the increase in the fair value of our natural gas hedges.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first three months of 2025 and 2024, our operating activities provided cash flows of $51.8 million and $73.1 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under this credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of March 31, 2025 and December 31, 2024, we had outstanding under this facility $50.0 million and $65.0 million in borrowings, respectively.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and issuances of debt in the capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, expansion, or improvement of our owned generating and transmission facilities. We continue to evaluate the issuance of additional long-term indebtedness in the near term to fund capital expenditures related to our existing generating and transmission facilities. Additionally, we are evaluating the need to construct new, or expand existing, generating facilities, which could result in the issuance of additional long-term indebtedness. We believe our cash from operations, funds available from our revolving credit facility, and issuances of additional long-term indebtedness, will be sufficient to meet our currently anticipated future operational and capital requirements.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of March 31, 2025, had a balance of $288.8 million. Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, asset retirement obligations, and our contingent obligations as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2025.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including the President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner. We have established a Disclosure Assessment Committee comprised of members of our senior and middle management to assist in this evaluation.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A in our 2024 Annual Report on Form 10-K, which could affect our business, results of operations, financial condition, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition, and cash flows.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1 in our 2024 Annual Report on Form 10-K.

On May 13, 2025, our board of directors elected Mr. Richard E. McLendon as a member of the board of directors, effective May 13, 2025. Mr. McLendon was recommended to the nominating committee by Northern Neck Electric Cooperative, and will serve on the power supply and resources, bylaws and policy, strategic electrification, and rate design committees.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 13, 2025	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)