Form 10-Q
period 2025-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2025-08-12
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Securities registered pursuant to Section 12(b) of the Act: NONE

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC

CAA	Clean Air Act

Clover	Clover Power Station

CO2	Carbon dioxide

FERC	Federal Energy Regulatory Commission

EPA	Environmental Protection Agency

GAAP	Accounting principles generally accepted in the United States

Louisa	Louisa Power Station

Marsh Run	Marsh Run Power Station

MMBTU	One million British Thermal Units

Moody's	Moody's Investors Service

MWh	Megawatt hour(s)

North Anna	North Anna Nuclear Power Station

NYMEX	New York Mercantile Exchange

ODEC, We, Our, Us	Old Dominion Electric Cooperative

PJM	PJM Interconnection, LLC

S&P	Standard & Poor's Financial Services LLC

TEC	TEC Trading, Inc.

Wildcat Point	Wildcat Point Generation Facility

XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,600,238	$2,590,904
Less accumulated depreciation	(1,259,314)	(1,227,806)
Net Property, plant, and equipment	1,340,924	1,363,098
Nuclear fuel, at amortized cost	16,489	13,554
Construction work in progress	106,688	92,499
Net Electric Plant	1,464,101	1,469,151
Investments:
Nuclear decommissioning trust	312,081	292,641
Unrestricted investments and other	2,199	2,249
Total Investments	314,280	294,890
Current Assets:
Cash and cash equivalents	24,409	40,689
Accounts receivable	2,765	4,557
Accounts receivable–members	134,594	118,202
Fuel, materials, and supplies	136,206	131,218
Prepayments and other	20,907	21,509
Total Current Assets	318,881	316,175
Deferred Charges and Other Assets:
Regulatory assets	10,218	38,975
Other assets	15,449	45,851
Total Deferred Charges and Other Assets	25,667	84,826
Total Assets	$2,122,929	$2,165,042
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$519,395	$500,407
Non-controlling interest	6,854	6,774
Total Patronage capital and Non-controlling interest	526,249	507,181
Long-term debt	875,071	874,893
Revolving credit facility	50,000	65,000
Total Long-term debt and Revolving credit facility	925,071	939,893
Total Capitalization	1,451,320	1,447,074
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	85,044	90,231
Accounts payable–members	78,524	67,352
Accrued expenses	6,739	5,392
Deferred energy	42,546	100,806
Total Current Liabilities	261,894	312,822
Deferred Credits and Other Liabilities:
Asset retirement obligations	213,330	209,872
Regulatory liabilities	192,038	167,561
Other liabilities	4,347	27,713
Total Deferred Credits and Other Liabilities	409,715	405,146
Total Capitalization and Liabilities	$2,122,929	$2,165,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating Revenues	$300,925	$262,611	$624,535	$534,095
Operating Expenses:
Fuel	43,381	42,043	137,110	99,609
Purchased power	113,844	56,746	271,466	165,258
Transmission	52,241	49,189	112,531	99,052
Deferred energy	8,554	36,287	(58,260)	23,363
Operations and maintenance	27,381	29,332	51,641	47,295
Administrative and general	13,926	12,308	27,880	24,572
Depreciation and amortization	17,744	17,519	35,452	35,016
Amortization of regulatory asset/(liability), net	884	11,543	726	11,555
Accretion of asset retirement obligations	1,729	1,572	3,458	3,143
Taxes, other than income taxes	2,267	2,203	4,575	4,621
Total Operating Expenses	281,951	258,742	586,579	513,484
Operating Margin	18,974	3,869	37,956	20,611
Other income (expense), net	(42)	(57)	(136)	(1)
Investment income	2,832	13,439	5,987	15,313
Interest charges, net	(12,234)	(14,225)	(24,712)	(29,643)
Income taxes (expense)/benefit	(14)	(17)	(27)	(33)
Net Margin including Non-controlling interest	9,516	3,009	19,068	6,247
Non-controlling interest	(41)	(47)	(80)	(95)
Net Margin attributable to ODEC	9,475	2,962	18,988	6,152
Patronage Capital - Beginning of Period	509,920	491,825	500,407	488,635
Patronage Capital - End of Period	$519,395	$494,787	$519,395	$494,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$19,068	$6,247
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	35,452	35,016
Other non-cash charges	9,535	8,443
Change in current assets	(18,986)	(15,565)
Change in deferred energy	(58,260)	23,363
Change in current liabilities	11,375	38,838
Change in regulatory assets and liabilities	36,966	44,254
Change in other assets and other liabilities	7,053	(12,749)
Net Cash Provided by Operating Activities	42,203	127,847
Investing Activities:
Purchases of available for sale securities	—	(15,000)
Proceeds from sale of available for sale securities	—	15,000
Increase in other investments	(3,139)	(13,568)
Electric plant additions	(40,344)	(30,794)
Net Cash Used for Investing Activities	(43,483)	(44,362)
Financing Activities:
Draws on revolving credit facility	125,000	104,500
Repayments on revolving credit facility	(140,000)	(195,500)
Net Cash Used for Financing Activities	(15,000)	(91,000)
Net Change in Cash and Cash Equivalents	(16,280)	(7,515)
Cash and Cash Equivalents - Beginning of Period	40,689	31,284
Cash and Cash Equivalents - End of Period	$24,409	$23,769

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2025, our consolidated results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The consolidated results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $6.9 million and $6.8 million as of June 30, 2025 and December 31, 2024, respectively. TEC's assets are utilized to settle TEC's liabilities. The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$98,113	$98,113	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	213,968	—	—	—
Unrestricted investments and other (3)	58	—	58	—
Derivatives - gas and power (4)	14,985	6,783	36	8,166
Total financial assets	$327,124	$104,896	$94	$8,166

Derivatives - gas and power (4)	$2,890	$—	$2,890	$—
Total financial liabilities	$2,890	$—	$2,890	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$93,648	$93,648	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	198,993	—	—	—
Unrestricted investments and other (3)	108	—	108	—
Derivatives - gas and power (4)	8,764	—	6,448	2,316
Total financial assets	$301,513	$93,648	$6,556	$2,316

Derivatives - gas and power (4)	$26,753	$26,054	$699	$—
Total financial liabilities	$26,753	$26,054	$699	$—

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of June 30,	As of December 31,
Commodity	Unit of Measure	2025	2024
Natural gas	MMBTU	98,530,000	113,120,000
Purchased power - financial transmission rights	MWh	8,646,739	7,621,183

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of June 30,	As of December 31,
	Balance Sheet Location	2025	2024
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$6,819	$6,448
Financial transmission rights	Other assets	8,166	2,316
Total Derivatives in an asset position		$14,985	$8,764

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$2,890	$26,753
Total Derivatives in a liability position		$2,890	$26,753

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Six Months Ended June 30, 2025 and 2024

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified from
	(Loss) Recognized		Gain (Loss)	Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Six Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	June 30,		into Income	June 30,		June 30,
	2025	2024		2025	2024	2025	2024
	(in thousands)			(in thousands)
Natural gas futures contracts	$549	$(53,915)	Fuel	$7,313	$(11,851)	$1,428	$(34,335)
Purchased power	8,166	6,499	Purchased power	(5,178)	(4,186)	(21)	(12,036)
Total	$8,715	$(47,416)	Total	$2,135	$(16,037)	$1,407	$(46,371)

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

4.
Investments

Investments were as follows as of June 30, 2025 and December 31, 2024:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
June 30, 2025
Nuclear decommissioning trust (1)
Debt securities	$110,549	$—	$(12,864)	$97,685	$97,685
Equity securities	96,532	122,255	(4,819)	213,968	213,968
Cash and other	428	—	—	428	428
Total Nuclear decommissioning trust	$207,509	$122,255	$(17,683)	$312,081	$312,081

Other
Equity securities	$50	$8	$—	$58	$58
Non-marketable equity investments	2,141	2,208	—	4,349	2,141
Total Other	$2,191	$2,216	$—	$4,407	$2,199
					$314,280
December 31, 2024
Nuclear decommissioning trust (1)
Debt securities	$108,556	$—	$(14,958)	$93,598	$93,598
Equity securities	95,731	107,329	(4,067)	198,993	198,993
Cash and other	50	—	—	50	50
Total Nuclear decommissioning trust	$204,337	$107,329	$(19,025)	$292,641	$292,641

Other
Equity securities	$83	$25	$—	$108	$108
Non-marketable equity investments	2,141	2,164	—	4,305	2,141
Total Other	$2,224	$2,189	$—	$4,413	$2,249
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

Contractual maturities of debt securities as of June 30, 2025, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$97,685	$—	$97,685
Total	$—	$—	$97,685	$—	$97,685

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.
Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under this credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of June 30, 2025 and December 31, 2024, we had outstanding under this facility $50.0 million and $65.0 million in borrowings, respectively.

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

Our operating revenues for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$120,201	$122,351	$268,485	$266,976
Renewable energy credits	3	91	309	201
Demand revenues	135,676	124,297	277,139	239,991
Total Formula rate revenues	255,880	246,739	545,933	507,168
Market-based rates:
Energy revenues	29,102	9,803	52,906	17,255
Demand revenues	5,175	2,689	8,676	3,974
Total Market-based rates revenues	34,277	12,492	61,582	21,229

Total Member distribution cooperatives revenues	290,157	259,231	607,515	528,397

Non-members:
Energy revenues	10,136	2,861	15,302	4,207
Renewable energy credits	632	519	1,718	1,491
Total Non-members revenues	10,768	3,380	17,020	5,698

Total Operating revenues	$300,925	$262,611	$624,535	$534,095

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

Critical Accounting Policies

As of June 30, 2025, there have been no significant changes in our critical accounting policies as disclosed in our 2024 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and six months ended June 30, 2025, as compared to the same periods in 2024, were primarily impacted by the increase in total revenues from sales to our member distribution cooperatives, the increase in purchased power expense, the decrease in deferred energy expense, and for the six months ended June 30, 2025, the increase in fuel expense.

•
Total revenues from sales to our member distribution cooperatives, which is comprised of sales to our member distribution cooperatives - formula rate and sales to our member distribution cooperatives - market-based rates, increased 11.9% and 15.0%, respectively.
•
Total revenues from sales to our member distribution cooperatives - formula rate increased 3.7% and 7.6%, respectively. Formula rate demand revenues increased 9.2% and 15.5%, respectively, substantially due to changes in PJM charges for network transmission services, higher capacity costs charged by PJM, and an additional equity contribution of $6.9 million and $13.8 million for the three and six months ended June 30, 2025, respectively. Formula rate energy revenues were relatively flat.

•
Total revenues from sales to our member distribution cooperatives - market-based rates increased 174.4% and 190.1%, respectively, due to load growth related to data centers.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased 100.6% and 64.3%, respectively. Purchased energy costs increased 103.8% and 58.7%, respectively, due to the increase in the average cost of purchased energy and the increase in the volume of purchased energy. The average cost of purchased energy increased 59.3% and 38.3%, respectively. The volume of purchased energy increased 28.0% and 14.7%, respectively, primarily due to the increase in purchased energy in MWh for market-based rates sales. Purchased capacity costs increased 79.6% and 138.1%, respectively, primarily due to the increased price of capacity charged by PJM.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $27.7 million and $81.6 million, respectively. For the three months ended June 30, 2025, we over-collected $8.6 million and for the six months ended June 30, 2025, we under-collected $58.3 million. The under-collection of $58.3 million is primarily a result of the extreme cold weather in January 2025.
•
Fuel expense increased 37.6% for the six months ended June 30, 2025, due to the 18.1% increase in the average cost of fuel and the 16.5% increase in generation from our owned facilities.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Margin Stabilization adjustment	$6,750	$80	$4,867	$7,963

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

The heating and cooling degree days for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Heating degree days	62	83	(25.3)%	2,130	1,856	14.8%
Cooling degree days	380	379	0.3	380	379	0.3

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(in MWh and percentages)
Generated:
Wildcat Point	653,382	18.1%	839,863	26.1%	1,409,884	17.7%	1,351,138	19.6%
North Anna	471,503	13.1	457,768	14.2	880,014	11.1	871,551	12.7
Clover	73,663	2.0	79,883	2.5	301,385	3.8	256,768	3.7
Louisa	126,386	3.5	113,178	3.5	264,306	3.3	160,881	2.3
Marsh Run	196,475	5.5	99,359	3.1	364,919	4.6	124,192	1.8
Distributed Generation	823	—	708	—	1,949	—	1,021	—
Total Generated	1,522,232	42.2	1,590,759	49.4	3,222,457	40.5	2,765,551	40.1
Purchased:
Other than renewable:
Long-term and short-term	1,117,609	31.0	718,338	22.3	2,396,220	30.1	1,771,786	25.7
Spot market	290,907	8.1	445,789	13.9	991,460	12.5	1,455,583	21.1
Market-based rates	464,732	12.9	258,656	8.0	853,299	10.7	486,434	7.1
Total Other than renewable	1,873,248	52.0	1,422,783	44.2	4,240,979	53.3	3,713,803	53.9
Renewable (1)	210,751	5.8	205,516	6.4	489,761	6.2	411,408	6.0
Total Purchased	2,083,999	57.8	1,628,299	50.6	4,730,740	59.5	4,125,211	59.9
Total Available Energy	3,606,231	100.0%	3,219,058	100.0%	7,953,197	100.0%	6,890,762	100.0%

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

Operational Availability

The operational availability of our owned generating resources for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Wildcat Point	73.5%	77.2%	85.2%	88.2%
North Anna	97.4	95.0	90.4	89.5
Clover	47.3	52.3	53.6	71.1
Louisa	98.8	96.5	97.6	97.1
Marsh Run	81.3	81.9	88.6	90.5

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and six months ended June 30, 2025 and 2024, as a percentage of maximum dependable capacity rating of the facilities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Wildcat Point	30.4%	39.2%	33.0%	31.4%
North Anna	98.4	95.5	92.3	90.9
Clover	8.0	8.7	16.4	14.0

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$255,880	$246,739	$545,933	$507,168
Market-based rates	34,277	12,492	61,582	21,229
Total Member distribution cooperatives	290,157	259,231	607,515	528,397

Non-members (1)	10,768	3,380	17,020	5,698
Total Operating revenues	$300,925	$262,611	$624,535	$534,095

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	2,919,961	2,859,484	6,756,269	6,239,601
Member distribution cooperatives - market-based rates	464,732	258,658	853,299	486,458
Non-members	198,021	84,601	302,283	130,250
Total Energy sales	3,582,714	3,202,743	7,911,851	6,856,309

(1)
Includes renewable energy credit sales of $0.7 million and $1.7 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.5 million for the three and six months ended June 30, 2024, respectively.

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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$120,201	$122,351	$268,485	$266,976
Renewable energy credits	3	91	309	201
Demand revenues	135,676	124,297	277,139	239,991
Total Formula rate revenues	$255,880	$246,739	$545,933	$507,168

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	2,919,961	2,859,484	6,756,269	6,239,601

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$41.17	$42.79	$39.74	$42.79
Formula rate total cost	$87.63	$86.29	$80.80	$81.28

For the three and six months ended June 30, 2025, total formula rate revenues increased $9.1 million, or 3.7%, and $38.8 million, or 7.6%, as compared to the same periods in 2024, respectively. Formula rate energy revenues decreased $2.2 million, or 1.8%, for the three months ended June 30, 2025, and increased $1.5 million, or 0.6%, for the six months ended June 30, 2025. Energy sales in MWh to our member distribution cooperatives - formula rate increased 2.1% and 8.3%, respectively. These increases were substantially offset by decreases in our total energy rate. Formula rate demand revenues increased $11.4 million, or 9.2%, and $37.1 million, or 15.5%, respectively, substantially due to changes in PJM charges for network transmission services, higher capacity costs charged by PJM, and an additional equity contribution of $6.9 million and $13.8 million for the three and six months ended June 30, 2025, respectively.

The following table summarizes the changes to our total energy rate since 2024 to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2024	(7.0)
July 1, 2024	(3.5)
January 1, 2025	(6.4)
June 1, 2025	16.4

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Member distribution cooperatives:
Market-based rates:
Energy revenues	$29,102	$9,803	$52,906	$17,255
Demand revenues	5,175	2,689	8,676	3,974
Total Market-based rates revenues	$34,277	$12,492	$61,582	$21,229

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	464,732	258,658	853,299	486,458

The increase in total market-based rates revenues is a result of load growth related to data centers. See "Member Distribution Cooperatives" above.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Fuel	$43,381	$42,043	$137,110	$99,609
Purchased power	113,844	56,746	271,466	165,258
Transmission	52,241	49,189	112,531	99,052
Deferred energy	8,554	36,287	(58,260)	23,363
Operations and maintenance	27,381	29,332	51,641	47,295
Administrative and general	13,926	12,308	27,880	24,572
Depreciation and amortization	17,744	17,519	35,452	35,016
Amortization of regulatory asset/(liability), net	884	11,543	726	11,555
Accretion of asset retirement obligations	1,729	1,572	3,458	3,143
Taxes, other than income taxes	2,267	2,203	4,575	4,621
Total operating expenses	$281,951	$258,742	$586,579	$513,484

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

Total operating expenses increased $23.2 million, or 9.0%, and $73.1 million, or 14.2%, for the three and six months ended June 30, 2025 as compared to the same periods in 2024, respectively, primarily as a result of the increase in purchased power expense, partially offset by the decrease in deferred energy expense. Additionally, total operating expenses increased for the six months ended June 30, 2025, as compared to the same period in 2024, as a result of the increase in fuel expense.

•
Purchased power expense, which includes the cost of purchased energy and capacity, increased $57.1 million, or 100.6%, and $106.2 million, or 64.3%, for the three and six months ended June 30, 2025, respectively.
•
Purchased energy costs increased $51.1 million, or 103.8%, and $90.1 million, or 58.7%, respectively, due to the increase in the average cost of purchased energy and the increase in the volume of purchased energy. The average cost of purchased energy increased 59.3% and 38.3%, respectively. The volume of purchased energy increased 28.0% and 14.7%, respectively, primarily due to the increase in purchased energy in MWh for market-based rates sales.
•
Purchased capacity costs increased $6.0 million, or 79.6%, and $16.1 million, or 138.1%, respectively, primarily due to the increased price of capacity charged by PJM.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $27.7 million and $81.6 million, for the three and six months ended June 30, 2025, respectively. For the three months ended June 30, 2025, we over-collected $8.6 million and for the six months ended June 30, 2025, we under-collected $58.3 million. The under-collection of $58.3 million is primarily a result of the extreme cold weather in January 2025. For further discussion on deferred energy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Deferred Energy" in Item 7 in our 2024 Annual Report on Form 10-K.

•
Fuel expense increased $37.5 million, or 37.6%, for the six months ended June 30, 2025, due to the 18.1% increase in the average cost of fuel and the 16.5% increase in generation from our owned facilities.

Other Items

Interest Charges, Net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances, which is included in other interest. The major components of interest charges, net for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Interest on long-term debt	$(10,980)	$(11,619)	$(21,957)	$(23,235)
Interest on revolving credit facility	(720)	(1,932)	(1,857)	(4,787)
Other interest	(1,301)	(1,261)	(2,378)	(2,739)
Total interest charges	(13,001)	(14,812)	(26,192)	(30,761)
Allowance for borrowed funds used during construction	767	587	1,480	1,118
Interest charges, net	$(12,234)	$(14,225)	$(24,712)	$(29,643)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was 219.9% and 208.6% higher for the three and six months ended June 30, 2025, as compared to the same periods in 2024, respectively. The increase in net margin attributable to ODEC for the three and six months ended June 30, 2025, was due to an additional equity contribution of $6.9 million and $13.8 million, respectively, slightly offset by the decrease in total interest charges. On December 10, 2024, our board of directors approved an additional equity contribution of $27.5 million that is being collected ratably in 2025 through rates charged to our member distribution cooperatives.

Financial Condition

The principal changes in our financial condition from December 31, 2024 to June 30, 2025, were caused by decreases in deferred energy, other assets, regulatory assets, and other liabilities, slightly offset by the increase in regulatory liabilities.

•
Deferred energy decreased $58.3 million due to the under-collection of our energy costs in 2025.
•
Other assets decreased $30.4 million primarily due to the increase in the fair value of our natural gas hedges.
•
Regulatory assets decreased $28.8 million primarily due to the change in the net unrealized gains on derivative instruments and the decrease in deferred transmission costs. The deferred transmission costs were fully amortized in the first quarter of 2025.
•
Other liabilities decreased $23.4 million primarily due to the increase in the fair value of our natural gas hedges.
•
Regulatory liabilities increased $24.5 million primarily due to the change in the unrealized gain on the nuclear decommissioning fund and the increase in the fair value of our derivatives.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first six months of 2025 and 2024, our operating activities provided cash flows of $42.2 million and $127.8 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under this credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of June 30, 2025 and December 31, 2024, we had outstanding under this facility $50.0 million and $65.0 million in borrowings, respectively.

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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of June 30, 2025, had a balance of $312.1 million. Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, asset retirement obligations, and our contingent obligations as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2025.

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1 in our 2024 Annual Report on Form 10-K.

Environmental

On June 17, 2025, the EPA published a proposed rule in the Federal Register to repeal a rule that became effective on July 8, 2024, that established performance standards under the CAA for both new (Section 111(b)) and existing (Section 111(d)) generating units for reducing CO2 emissions. The performance standards required owners of new and existing facilities emitting CO2 to either retrofit existing coal units with carbon controls or retire the asset. The EPA’s proposed rule contained two alternative proposals. The primary proposal would repeal all existing greenhouse gas emissions standards for fossil-fuel fired electric generating units. The alternative proposal would repeal all carbon capture-related requirements for existing coal and natural gas units and the natural gas co-firing requirements for medium term coal units. Non-carbon capture emissions limits for new natural gas units are proposed to be retained as outlined in the 2024 rule. The EPA requested comments on the 2025 proposed rule by August 7, 2025.

We are continuing to monitor these performance standards as they relate to our generating facilities, particularly Clover. We will be able to determine our compliance strategies after state implementation plans have been developed related to either the 2024 rule or a new rule based upon the proposed repeal. Based on the uncertainties associated with the state implementation plans, we cannot determine whether the final rule will have a material adverse effect on our results of operations, financial condition, or cash flows in future periods. There is no material impact on our results of operations, financial condition, or cash flows for the period ending June 30, 2025.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 12, 2025	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)