Form 10-Q
period 2025-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2025-11-12
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,604,331	$2,590,904
Less accumulated depreciation	(1,275,715)	(1,227,806)
Net Property, plant, and equipment	1,328,616	1,363,098
Nuclear fuel, at amortized cost	14,045	13,554
Construction work in progress	115,876	92,499
Net Electric Plant	1,458,537	1,469,151
Investments:
Nuclear decommissioning trust	332,457	292,641
Unrestricted investments and other	2,202	2,249
Total Investments	334,659	294,890
Current Assets:
Cash and cash equivalents	71,460	40,689
Accounts receivable	4,138	4,557
Accounts receivable–members	123,705	118,202
Fuel, materials, and supplies	106,861	131,218
Prepayments and other	13,967	21,509
Total Current Assets	320,131	316,175
Deferred Charges and Other Assets:
Regulatory assets	10,805	38,975
Other assets	21,677	45,851
Total Deferred Charges and Other Assets	32,482	84,826
Total Assets	$2,145,809	$2,165,042
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$528,812	$500,407
Non-controlling interest	6,894	6,774
Total Patronage capital and Non-controlling interest	535,706	507,181
Long-term debt	875,162	874,893
Revolving credit facility	50,000	65,000
Total Long-term debt and Revolving credit facility	925,162	939,893
Total Capitalization	1,460,868	1,447,074
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	80,307	90,231
Accounts payable–members	51,262	67,352
Accrued expenses	19,131	5,392
Deferred energy	61,934	100,806
Total Current Liabilities	261,675	312,822
Deferred Credits and Other Liabilities:
Asset retirement obligations	215,060	209,872
Regulatory liabilities	201,859	167,561
Other liabilities	6,347	27,713
Total Deferred Credits and Other Liabilities	423,266	405,146
Total Capitalization and Liabilities	$2,145,809	$2,165,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating Revenues	$347,662	$305,779	$972,197	$839,874
Operating Expenses:
Fuel	70,561	52,096	207,671	151,705
Purchased power	122,851	107,270	394,317	272,528
Transmission	54,026	51,058	166,557	150,110
Deferred energy	19,389	24,122	(38,871)	47,485
Operations and maintenance	25,530	22,475	77,171	69,770
Administrative and general	14,362	12,536	42,242	37,108
Depreciation and amortization	17,780	17,600	53,232	52,616
Amortization of regulatory asset/(liability), net	(13,063)	920	(12,337)	12,475
Accretion of asset retirement obligations	1,730	1,573	5,188	4,716
Taxes, other than income taxes	2,099	2,323	6,674	6,944
Total Operating Expenses	315,265	291,973	901,844	805,457
Operating Margin	32,397	13,806	70,353	34,417
Other income (expense), net	(7)	9	(143)	8
Investment (expense)/income, net	(11,060)	2,799	(5,073)	18,112
Interest charges, net	(11,858)	(13,692)	(36,570)	(43,335)
Income taxes (expense)/benefit	(15)	(17)	(42)	(50)
Net Margin including Non-controlling interest	9,457	2,905	28,525	9,152
Non-controlling interest	(40)	(49)	(120)	(144)
Net Margin attributable to ODEC	9,417	2,856	28,405	9,008
Patronage Capital - Beginning of Period	519,395	494,787	500,407	488,635
Patronage Capital - End of Period	$528,812	$497,643	$528,812	$497,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$28,525	$9,152
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	53,232	52,616
Other non-cash charges	14,945	13,010
Change in current assets	26,815	13,622
Change in deferred energy	(38,871)	47,485
Change in current liabilities	(9,342)	85,995
Change in regulatory assets and liabilities	13,986	36,578
Change in other assets and other liabilities	2,821	(9,121)
Net Cash Provided by Operating Activities	92,111	249,337
Investing Activities:
Purchases of available for sale securities	(97,177)	(15,000)
Proceeds from sale of available for sale securities	97,085	15,000
Decrease/(increase) in other investments	8,792	(15,515)
Electric plant additions	(55,040)	(41,001)
Net Cash Used for Investing Activities	(46,340)	(56,516)
Financing Activities:
Draws on revolving credit facility	125,000	151,000
Repayments on revolving credit facility	(140,000)	(287,000)
Net Cash Used for Financing Activities	(15,000)	(136,000)
Net Change in Cash and Cash Equivalents	30,771	56,821
Cash and Cash Equivalents - Beginning of Period	40,689	31,284
Cash and Cash Equivalents - End of Period	$71,460	$88,105

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2025, our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The consolidated results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $6.9 million and $6.8 million as of September 30, 2025 and December 31, 2024, respectively. TEC's assets are utilized to settle TEC's liabilities. The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$101,067	$101,067	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	231,390	—	—	—
Unrestricted investments and other (3)	61	—	61	—
Derivatives - gas and power (4)	4,712	—	929	3,783
Total financial assets	$337,230	$101,067	$990	$3,783

Derivatives - gas and power (4)	$2,274	$2,005	$269	$—
Total financial liabilities	$2,274	$2,005	$269	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$93,648	$93,648	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	198,993	—	—	—
Unrestricted investments and other (3)	108	—	108	—
Derivatives - gas and power (4)	8,764	—	6,448	2,316
Total financial assets	$301,513	$93,648	$6,556	$2,316

Derivatives - gas and power (4)	$26,753	$26,054	$699	$—
Total financial liabilities	$26,753	$26,054	$699	$—

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of September 30,	As of December 31,
Commodity	Unit of Measure	2025	2024
Natural gas	MMBTU	102,540,000	113,120,000
Purchased power - financial transmission rights	MWh	8,345,084	7,621,183

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of September 30,	As of December 31,
	Balance Sheet Location	2025	2024
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$929	$6,448
Financial transmission rights	Other assets	3,783	2,316
Total Derivatives in an asset position		$4,712	$8,764

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$2,274	$26,753
Total Derivatives in a liability position		$2,274	$26,753

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine Months Ended September 30, 2025 and 2024

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified from
	(Loss) Recognized		Gain (Loss)	Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Nine Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	September 30,		into Income	September 30,		September 30,
	2025	2024		2025	2024	2025	2024
	(in thousands)			(in thousands)
Natural gas futures contracts	$(5,045)	$(57,853)	Fuel	$12,240	$(15,245)	$(10,812)	$(49,580)
Purchased power	3,782	1,778	Purchased power	5,180	8,176	5,201	(3,859)
Total	$(1,263)	$(56,075)	Total	$17,420	$(7,069)	$(5,611)	$(53,439)

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

4.
Investments

Investments were as follows as of September 30, 2025 and December 31, 2024:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
September 30, 2025
Nuclear decommissioning trust (1)
Debt securities	$98,191	$2,447	$—	$100,638	$100,638
Equity securities	97,050	136,005	(1,665)	231,390	231,390
Cash and other	429	—	—	429	429
Total Nuclear decommissioning trust	$195,670	$138,452	$(1,665)	$332,457	$332,457

Other
Equity securities	$50	$11	$—	$61	$61
Non-marketable equity investments	2,141	2,230	—	4,371	2,141
Total Other	$2,191	$2,241	$—	$4,432	$2,202
					$334,659
December 31, 2024
Nuclear decommissioning trust (1)
Debt securities	$108,556	$—	$(14,958)	$93,598	$93,598
Equity securities	95,731	107,329	(4,067)	198,993	198,993
Cash and other	50	—	—	50	50
Total Nuclear decommissioning trust	$204,337	$107,329	$(19,025)	$292,641	$292,641

Other
Equity securities	$83	$25	$—	$108	$108
Non-marketable equity investments	2,141	2,164	—	4,305	2,141
Total Other	$2,224	$2,189	$—	$4,413	$2,249
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

Contractual maturities of debt securities as of September 30, 2025, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$100,638	$—	$100,638
Total	$—	$—	$100,638	$—	$100,638

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.
Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under this credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of September 30, 2025 and December 31, 2024, we had outstanding under this facility $50.0 million and $65.0 million in borrowings, respectively.

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

Our operating revenues for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$151,268	$139,466	$419,753	$406,442
Renewable energy credits	122	335	431	536
Demand revenues	127,488	125,827	404,627	365,818
Total Formula rate revenues	278,878	265,628	824,811	772,796
Market-based rates:
Energy revenues	29,119	11,896	82,025	29,151
Demand revenues	8,746	2,143	17,422	6,117
Total Market-based rates revenues	37,865	14,039	99,447	35,268

Total Member distribution cooperatives revenues	316,743	279,667	924,258	808,064

Non-members:
Energy revenues	8,412	3,499	23,714	7,706
Renewable energy credits	22,507	22,613	24,225	24,104
Total Non-members revenues	30,919	26,112	47,939	31,810

Total Operating revenues	$347,662	$305,779	$972,197	$839,874

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

Critical Accounting Policies

As of September 30, 2025, there have been no significant changes in our critical accounting policies as disclosed in our 2024 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, respectively, were primarily impacted by the increase in total revenues from sales to our member distribution cooperatives, increases in purchased power expense and fuel expense, and the decrease in deferred energy expense.

•
Total revenues from sales to our member distribution cooperatives, which is comprised of sales to our member distribution cooperatives - formula rate and sales to our member distribution cooperatives - market-based rates, increased 13.3% and 14.4% for the three and nine months ended September 30, 2025, respectively.
•
Total revenues from sales to our member distribution cooperatives - formula rate increased 5.0% and 6.7%, respectively.
•
Formula rate energy revenues increased 8.5% for the three months ended September 30, 2025, due to the change in our total energy rate.

•
Formula rate energy revenues increased 3.3% for the nine months ended September 30, 2025, due to the increase in energy sales in MWh.
•
Formula rate demand revenues were relatively flat for the three months ended September 30, 2025, and increased 10.6% for the nine months ended September 30, 2025, substantially due to increases in network transmission services and capacity costs charged by PJM, and an additional equity contribution of $20.6 million.
•
Total revenues from sales to our member distribution cooperatives - market-based rates increased 169.7% and 182.0%, respectively, due to load growth related to increased member distribution cooperative sales to data centers.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased 14.5% and 44.7%, respectively.
•
Purchased energy costs increased 18.6% and 43.5%, respectively, due to the increase in the average cost of purchased energy, and for the nine months ended September 30, 2025, the increase in the volume of purchased energy.
•
The average cost of purchased energy increased 20.7% and 31.0%, respectively.
•
The volume of purchased energy decreased 1.7% for the three months ended September 30, 2025, as a result of the decrease in purchased energy in MWh for formula rate sales, substantially offset by the increase in purchased energy in MWh for market-based rates sales.
•
The volume of purchased energy increased 9.6% for the nine months ended September 30, 2025, primarily due to the increase in purchased energy in MWh for market-based rates sales.
•
Purchased capacity costs increased 55.9% for the nine months ended September 30, 2025, primarily due to the increased price of capacity charged by PJM.
•
Fuel expense increased 35.4% and 36.9%, respectively. The average cost of fuel increased 17.5% and 18.0%, respectively, and generation from our owned facilities increased 15.2% and 16.0%, respectively.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $4.7 million and $86.4 million, respectively. For the three months ended September 30, 2025, we over-collected $19.4 million and for the nine months ended September 30, 2025, we under-collected $38.9 million. The under-collection of $38.9 million is primarily a result of the extreme cold weather in January 2025.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Margin Stabilization adjustment	$13,184	$(1,606)	$18,051	$6,357

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

The heating and cooling degree days for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Heating degree days	—	—	—%	2,130	1,856	14.8%
Cooling degree days	872	929	(6.1)	1,252	1,308	(4.3)

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(in MWh and percentages)
Generated:
Wildcat Point	1,057,171	26.0%	920,826	24.2%	2,467,055	20.5%	2,271,964	21.2%
North Anna	420,354	10.3	487,950	12.8	1,300,368	10.8	1,359,501	12.7
Clover	251,646	6.2	104,945	2.8	553,031	4.6	361,713	3.4
Louisa	253,067	6.2	222,382	5.9	517,373	4.3	383,263	3.6
Marsh Run	255,358	6.3	205,423	5.4	620,277	5.2	329,615	3.1
Distributed Generation	840	—	934	—	2,789	—	1,955	—
Total Generated	2,238,436	55.0	1,942,460	51.1	5,460,893	45.4	4,708,011	44.0
Purchased:
Other than renewable:
Long-term and short-term	1,049,960	25.8	618,851	16.3	3,446,180	28.7	2,390,637	22.4
Spot market	122,943	3.1	793,097	20.8	1,114,403	9.3	2,248,680	21.0
Market-based rates	545,381	13.4	303,480	8.0	1,398,680	11.6	789,914	7.4
Total Other than renewable	1,718,284	42.3	1,715,428	45.1	5,959,263	49.6	5,429,231	50.8
Renewable (1)	110,167	2.7	144,394	3.8	599,928	5.0	555,802	5.2
Total Purchased	1,828,451	45.0	1,859,822	48.9	6,559,191	54.6	5,985,033	56.0
Total Available Energy	4,066,887	100.0%	3,802,282	100.0%	12,020,084	100.0%	10,693,044	100.0%

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

Operational Availability

The operational availability of our owned generating resources, which is primarily impacted by planned outages, for the three and nine months ended September 30, 2025 and 2024, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Wildcat Point	99.1%	99.5%	89.9%	92.0%
North Anna	86.9	100.0	89.3	93.0
Clover	82.8	76.8	63.4	73.0
Louisa	99.2	98.5	98.2	97.5
Marsh Run	100.0	99.1	92.4	93.3

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and nine months ended September 30, 2025 and 2024, as a percentage of maximum dependable capacity rating of the respective facility, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Wildcat Point	48.5%	42.5%	38.2%	35.1%
North Anna	86.8	100.7	90.4	94.2
Clover	26.9	11.4	19.9	13.1

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$278,878	$265,628	$824,811	$772,796
Market-based rates	37,865	14,039	99,447	35,268
Total Member distribution cooperatives	316,743	279,667	924,258	808,064

Non-members (1)	30,919	26,112	47,939	31,810
Total Operating revenues	$347,662	$305,779	$972,197	$839,874

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,361,616	3,377,704	10,117,885	9,617,305
Member distribution cooperatives - market-based rates	545,381	303,873	1,398,680	790,331
Non-members	146,205	69,389	448,488	199,639
Total Energy sales	4,053,202	3,750,966	11,965,053	10,607,275

(1)
Includes renewable energy credit sales of $22.5 million and $24.2 million for the three and nine months ended September 30, 2025, respectively, and $22.6 million and $24.1 million for the three and nine months ended September 30, 2024, respectively.

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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$151,268	$139,466	$419,753	$406,442
Renewable energy credits	122	335	431	536
Demand revenues	127,488	125,827	404,627	365,818
Total Formula rate revenues	$278,878	$265,628	$824,811	$772,796

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,361,616	3,377,704	10,117,885	9,617,305

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$45.00	$41.29	$41.49	$42.26
Formula rate total cost	$82.96	$78.64	$81.52	$80.35

For the three and nine months ended September 30, 2025, total formula rate revenues increased $13.3 million, or 5.0%, and $52.0 million, or 6.7%, as compared to the same periods in 2024, respectively.

•
Formula rate energy revenues increased $11.8 million, or 8.5%, for the three months ended September 30, 2025, due to the change in our total energy rate.
•
Formula rate energy revenues increased $13.3 million, or 3.3%, for the nine months ended September 30, 2025, due to the 5.2% increase in energy sales in MWh.
•
Formula rate demand revenues were relatively flat for the three months ended September 30, 2025, and increased $38.8 million, or 10.6%, for the nine months ended September 30, 2025, substantially due to increases in network transmission services and capacity costs charged by PJM, and an additional equity contribution of $20.6 million.

The following table summarizes the changes to our total energy rate since 2024 to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2024	(7.0)
July 1, 2024	(3.5)
January 1, 2025	(6.4)
June 1, 2025	16.4

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Member distribution cooperatives:
Market-based rates:
Energy revenues	$29,119	$11,896	$82,025	$29,151
Demand revenues	8,746	2,143	17,422	6,117
Total Market-based rates revenues	$37,865	$14,039	$99,447	$35,268

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	545,381	303,873	1,398,680	790,331

The increase in total market-based rates revenues is a result of load growth related to data centers served by our member distribution cooperatives. See "Member Distribution Cooperatives" above.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Fuel	$70,561	$52,096	$207,671	$151,705
Purchased power	122,851	107,270	394,317	272,528
Transmission	54,026	51,058	166,557	150,110
Deferred energy	19,389	24,122	(38,871)	47,485
Operations and maintenance	25,530	22,475	77,171	69,770
Administrative and general	14,362	12,536	42,242	37,108
Depreciation and amortization	17,780	17,600	53,232	52,616
Amortization of regulatory asset/(liability), net	(13,063)	920	(12,337)	12,475
Accretion of asset retirement obligations	1,730	1,573	5,188	4,716
Taxes, other than income taxes	2,099	2,323	6,674	6,944
Total operating expenses	$315,265	$291,973	$901,844	$805,457

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

Total operating expenses increased $23.3 million, or 8.0%, and $96.4 million, or 12.0%, for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, primarily as a result of increases in purchased power expense and fuel expense, partially offset by decreases in deferred energy expense and amortization of regulatory asset/(liability), net expense.

•
Purchased power expense, which includes the cost of purchased energy and capacity, increased $15.6 million, or 14.5%, and $121.8 million, or 44.7%, for the three and nine months ended September 30, 2025, respectively.
•
Purchased energy costs increased $17.4 million, or 18.6%, and $107.5 million, or 43.5%, respectively, due to the increase in the average cost of purchased energy, and for the nine months ended September 30, 20025, the increase in the volume of purchased energy.
•
The average cost of purchased energy increased 20.7% and 31.0%, respectively.
•
The volume of purchased energy decreased 1.7% for the three months ended September 30, 2025. as a result of the decrease in purchased energy in MWh for formula rate sales, substantially offset by the increase in purchased energy in MWh for market-based rates sales.
•
The volume of purchased energy increased 9.6% for the nine months ended September 30, 2025, primarily due to the increase in purchased energy in MWh for market-based rates sales.
•
Purchased capacity costs increased $14.3 million, or 55.9%, for the nine months ended September 30, 2025, primarily due to the increased price of capacity charged by PJM.

•
Fuel expense increased $18.5 million, or 35.4%, and $56.0 million, or 36.9%, for the three and nine months ended September 30, 2025, respectively. The average cost of fuel increased 17.5% and 18.0%, respectively, and generation from our owned facilities increased 15.2% and 16.0%, respectively.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $4.7 million and $86.4 million, for the three and nine months ended September 30, 2025, respectively. For the three months ended September 30, 2025, we over-collected $19.4 million and for the nine months ended September 30, 2025, we under-collected $38.9 million. The under-collection of $38.9 million is primarily a result of the extreme cold weather in January 2025. For further discussion on deferred energy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Deferred Energy" in Item 7 in our 2024 Annual Report on Form 10-K.
•
Amortization of regulatory asset/(liability), net expense decreased $14.0 million and $24.8 million, respectively, due to changes in the nuclear decommissioning trust. See "Other Items—Investment (expense)/income, net" below.

Other Items

Investment (expense)/income, net

Investment (expense)/income, net changed $13.9 million and $23.2 million, for the three and nine months ended September 30, 2025, respectively, primarily due to a change in investments in the nuclear decommissioning trust during the third quarter of 2025, which resulted in a realized loss. As a rate-regulated entity, we account for certain revenues and expenses in accordance with Accounting for Regulated Operations, which allows certain of our revenues and expenses to be deferred. We deferred this realized loss through amortization of regulatory asset/(liability), net expense, resulting in no impact on net margin attributable to ODEC on the condensed consolidated statements of revenues, expenses, and patronage capital.

Interest Charges, net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances, which is included in other interest. The major components of interest charges, net for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Interest on long-term debt	$(10,984)	$(11,625)	$(32,941)	$(34,860)
Interest on revolving credit facility	(816)	(1,436)	(2,673)	(6,223)
Other interest	(910)	(1,215)	(3,288)	(3,954)
Total interest charges	(12,710)	(14,276)	(38,902)	(45,037)
Allowance for borrowed funds used during construction	852	584	2,332	1,702
Interest charges, net	$(11,858)	$(13,692)	$(36,570)	$(43,335)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased $6.6 million and $19.4 million, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. On December 10, 2024, our board of directors approved an additional equity contribution of $27.5 million that is being collected ratably in 2025 through rates charged to our member distribution cooperatives. We recorded an additional equity contribution of $6.9 million and $20.6 million, for the three and nine months ended September 30, 2025, respectively.

Financial Condition

The principal changes in our financial condition from December 31, 2024 to September 30, 2025, were caused by decreases in deferred energy, regulatory assets, fuel, materials, and supplies, other assets, and other liabilities, partially offset by increases in nuclear decommissioning trust and regulatory liabilities.

•
Deferred energy decreased $38.9 million due to the under-collection of our energy costs in 2025.
•
Regulatory assets decreased $28.2 million primarily due to the change in the net unrealized gains on derivative instruments related to changes in market prices for the underlying commodities, and the decrease in deferred transmission costs which were fully amortized in the first quarter of 2025.
•
Fuel, materials, and supplies decreased $24.4 million primarily due to the decrease in coal inventory.
•
Other assets decreased $24.2 million primarily due to the increase in the fair value of our natural gas hedges.
•
Other liabilities decreased $21.4 million primarily due to the increase in the fair value of our natural gas hedges.
•
Nuclear decommissioning trust increased $39.8 million primarily due to the unrealized gain on securities owned in the nuclear decommissioning trust, partially offset by the $13.8 million realized loss on a change in investments in the nuclear decommissioning trust.
•
Regulatory liabilities increased $34.3 million primarily due to the change in the unrealized gain on the nuclear decommissioning trust, partially offset by the deferral of the realized loss on a change in investments in the nuclear decommissioning trust.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first nine months of 2025 and 2024, our operating activities provided cash flows of $92.1 million and $249.3 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under this credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of September 30, 2025 and December 31, 2024, we had outstanding under this facility $50.0 million and $65.0 million in borrowings, respectively.

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and issuances of debt in the capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, expansion, or improvement of our owned generating and transmission facilities. We anticipate the issuance of additional long-term indebtedness in the near term to fund capital expenditures related to our existing generating and transmission facilities. Additionally, we are evaluating the need to construct new, or expand existing, generating facilities, which could result in the issuance of additional long-term indebtedness. We believe our cash from operations, funds available from our revolving credit facility, and issuances of additional long-term indebtedness, will be sufficient to meet our currently anticipated future operational and capital requirements.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of September 30, 2025, had a balance of $332.5 million. Our future contingent obligations primarily relate to power purchase and natural gas arrangements, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, asset retirement obligations, and our contingent obligations as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2025.

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1 in our 2024 Annual Report on Form 10-K.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 12, 2025	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)