Form 10-K
period 2025-12-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2026-03-17
CIK 885568

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Documents incorporated by reference: NONE

OLD DOMINION ELECTRIC COOPERATIVE

2025 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
ACES	Alliance for Cooperative Energy Services Power Marketing, LLC
ARO	Asset retirement obligation
CAA	Clean Air Act
CCR	Coal combustion residual(s)
CEC	Choptank Electric Cooperative, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CLO	Chief Legal Officer
Clover	Clover Power Station
COO	Chief Operating Officer
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
DEC	Delaware Electric Cooperative, Inc.
DOE	United States Department of Energy
DPSC	Delaware Public Service Commission
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas(es)
Indenture	Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated January 1, 2011, of ODEC with Branch Banking and Trust Company, as trustee, as amended and supplemented
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
IT	Information technology
Louisa	Louisa Power Station
Marsh Run	Marsh Run Power Station
MEC	Mecklenburg Electric Cooperative
MMBTU	One Million British Thermal Units
Moody’s	Moody’s Investors Service
MPSC	Maryland Public Service Commission
MW	Megawatt(s)
MWh	Megawatt hour(s)
NEO	Named executive officer(s)
NERC	North American Electric Reliability Corporation
North Anna	North Anna Nuclear Power Station
NOVEC	Northern Virginia Electric Cooperative
NOx	Nitrogen oxide
NRC	United States Nuclear Regulatory Commission
NRECA	National Rural Electric Cooperative Association
NYMEX	New York Mercantile Exchange
ODEC, We, Our, Us	Old Dominion Electric Cooperative
PCAOB	Public Company Accounting Oversight Board
PJM	PJM Interconnection, LLC
PPA	Pension Protection Act
REC	Rappahannock Electric Cooperative
RGGI	Regional Greenhouse Gas Initiative
RPM	Reliability Pricing Model

Abbreviation or Acronym	Definition
RPS	Renewable portfolio standards
RTO	Regional transmission organization
RUS	United States Department of Agriculture Rural Utilities Service
S&P	Standard & Poor’s Financial Services LLC
SEPA	Southeastern Power Administration
SO2	Sulfur dioxide
SVEC	Shenandoah Valley Electric Cooperative
TEC	TEC Trading, Inc.
VAPCB	Virginia Air Pollution Control Board
Virginia Power	Virginia Electric and Power Company
VSCC	Virginia State Corporation Commission
Wildcat Point	Wildcat Point Generation Facility
XBRL	Extensible Business Reporting Language

PART I

ITEM 1. BUSINESS

OVERVIEW

Old Dominion Electric Cooperative was incorporated under the laws of the Commonwealth of Virginia in 1948 as a not-for-profit wholesale power supply cooperative. We are organized for the purpose of supplying the power our member distribution cooperatives require to serve their customers on a cost-effective basis. We serve their power requirements pursuant to long-term, all-requirements wholesale power contracts, with limited exceptions. Through our member distribution cooperatives, we served approximately 650,000 retail electric customers (meters), representing a total population of approximately 1.5 million people in 2025.

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

The rates we charge our member distribution cooperatives are regulated by FERC and FERC has granted us authority to charge our member distribution cooperatives utilizing both a formula rate and market-based rates. In accordance with our wholesale power contracts with our member distribution cooperatives, we sell power to them utilizing a formula rate. An exception in the formula rate allows our member distribution cooperatives to elect to utilize market-based rates for new and expanding loads that meet certain criteria.

Revenues from our member distribution cooperatives and the percentage each contributed to total revenues from sales to our member distribution cooperatives in 2025 were as follows:

Member Distribution Cooperatives	Revenues
	Formula rate	Market-based rates	Total
	(in millions)
Rappahannock Electric Cooperative	$355.2	$1.2	$356.4	28.0%
Mecklenburg Electric Cooperative	59.4	152.6	212.0	16.7
Shenandoah Valley Electric Cooperative	205.3	—	205.3	16.1
Delaware Electric Cooperative, Inc.	160.0	—	160.0	12.6
Choptank Electric Cooperative, Inc.	98.6	—	98.6	7.8
Southside Electric Cooperative	84.0	—	84.0	6.6
A&N Electric Cooperative	64.5	—	64.5	5.1
Prince George Electric Cooperative	30.7	—	30.7	2.4
Northern Neck Electric Cooperative	27.0	—	27.0	2.1
Community Electric Cooperative	18.6	—	18.6	1.5
BARC Electric Cooperative	14.6	—	14.6	1.1
Total	$1,117.9	$153.8	$1,271.7	100.0%

In 2025, no individual customer of our member distribution cooperatives constituted more than 1.4% of our total revenues from sales to our member distribution cooperatives under the formula rate. In 2025, our member distribution cooperatives elected to utilize market-based rates for five customers. See “Members—Service Territories and Customers” below.

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

There is increasing interest by entities with substantially large load requirements, primarily data centers, to locate in the service territories of our member distribution cooperatives, which will likely increase customer concentration. Both the number and size of data centers that are being considered for development and construction in the service territories of our member distribution cooperatives have increased in recent years and we anticipate they will continue to increase substantially over the next several years, thereby materially increasing the aggregate power requirements of our member distribution cooperatives. Our member distribution cooperatives have generally elected to utilize market-based rates to charge data centers for their power requirements. Additionally, there is a provision in the wholesale power contract that permits a member distribution cooperative to purchase power from other suppliers following approval by our board of directors. On February 18, 2025, the VSCC issued an order granting approval for REC to provide power to potential customers with substantially large load requirements through an affiliate of REC. See “Wholesale Power Contracts” and “Regulation of Member Distribution Cooperatives” below, and “Risk Factors” in Item 1A.

Our member distribution cooperatives’ sales of energy in 2025 totaled approximately 14,900,000 MWh. These sales were divided by customer class as follows:

Percentage of Customers (Meters)
90.0%
9.2%
0.8%
Residential
Commercial and industrial
Other

From 2020 through 2025, our eleven member distribution cooperatives experienced a compound annual growth rate of 1.3% and 5.2% in the number of customers (meters) and energy sales measured in MWh, respectively. The increase in the energy sales measured in MWh is primarily a result of load growth related to data centers. We currently anticipate continued growth in energy sales related to data centers.

Our eleven member distribution cooperatives’ average number of customers per mile of energized line is approximately ten customers per mile. The average service density for all electric distribution cooperatives in the United States is approximately eight customers per mile.

The laws of each state grant utilities, including our member distribution cooperatives, the exclusive right to provide transmission and distribution (including metering and billing) services and to be the default providers of power to their customers in service territories certified by their respective state public service commissions. Delaware and Maryland each grant all retail customers the right to choose their power supplier. Virginia currently grants some large retail customers the right to choose their power suppliers and then only in very limited circumstances. See “Regulation of Member Distribution Cooperatives” and “Competition” below, and “Risk Factors” in Item 1A.

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

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration. Purchases under this exception constituted less than 1% of our member distribution cooperatives’ total energy requirements in 2025.

There are two additional exceptions to the all-requirements nature of our wholesale power contracts.

One exception permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from its owned generation or other suppliers. The member distribution cooperative may return this load with proper notice. If all of our member distribution cooperatives elected to fully utilize this exception, we estimate the current impact on our load requirements would be a reduction of approximately 183 MW of demand and associated energy. As of December 2025, approximately 16 MW of demand and associated energy had been removed under this provision. We do not anticipate that the current or potential full utilization of this exception or the return of all removed load by our member distribution cooperatives would have a material impact on our results of operations, financial condition, or cash flows.

The second exception permits a member distribution cooperative to purchase power from other suppliers following approval by our board of directors. In this case, if an opportunity is presented to a member distribution cooperative to purchase a component of its all-requirements service from another supplier in excess of the first exception described above, the member distribution cooperative must offer that opportunity to us. If we decline the opportunity or we are otherwise unable to agree on an acceptable contract with the supplier, then the member distribution cooperative may purchase that component of service from the other supplier, subject to our ability to eliminate other purchases and a determination by our board of directors that use of the exception will not materially adversely affect us or our other member distribution cooperatives. Beginning in 2024, opportunities to purchase the power requirements to serve substantially large loads were presented to us, and we declined these opportunities. We continue to evaluate these opportunities as they arise.

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

Our member distribution cooperatives in Virginia are subject to rate regulation by the VSCC for the provision of electric distribution services to their customers, but they have the ability to pass through to their customers changes in their wholesale power costs, including the demand and energy costs we charge our member distribution cooperatives. Our Virginia member distribution cooperatives also may adjust their rates for distribution service without approval by the VSCC provided the adjustment does not result in a cumulative net increase or decrease in excess of 5% in any three-year period. Additionally, the member distribution cooperatives may adjust their rates to collect the fixed costs of owning and operating their distribution systems through a new or modified fixed monthly charge rather than through volumetric charges associated with energy usage, as long as those adjustments are revenue neutral.

Each of our member distribution cooperatives may enter into agreements with customers with substantially large load requirements, subject to compliance with its wholesale power contract with us. See “Wholesale Power Contracts” above. For our Virginia member distribution cooperatives, the terms of those agreements, and any related tariffs made part of the agreements, are subject to VSCC regulation. For Virginia member distribution cooperatives, the VSCC must approve any tariff governing the rates and terms of service between the member distribution cooperative and the substantially large load customer. REC petitioned the VSCC for approval to provide power to 13 potential customers with substantially large load requirements through an affiliate of REC and on February 18, 2025, the VSCC issued an order granting approval of REC’s petition. The order states that the approval is for a term of three years from the approval date and is limited to the 13 potential customers with substantially large load requirements identified in the petition. See “Risk Factors” in Item 1A.

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

Competition

Delaware and Maryland each have laws unbundling the power component (also known as the generation component) of electric service to retail customers, while maintaining regulation of transmission and distribution services. All retail customers in Delaware, including customers of DEC, are permitted to purchase power from a registered supplier only after DEC approves the supplier’s ability to do business in its service territory. All retail customers in Maryland, including customers of CEC, are permitted to purchase power from the registered supplier of their choice. As of March 1, 2026, no retail customer of DEC or CEC had switched to an alternative power supplier.

In Virginia, retail choice in the selection of a power supplier is available to customers that consume at least 5 MW of power individually or in the aggregate (with aggregation subject to the approval of the VSCC) and that do not account for more than 1% of the incumbent utility's peak load during the past year. Retail choice is also available to any Virginia customer whose noncoincident peak demand exceeds 90 MW. Additionally, all Virginia retail customers may select an alternative power supplier that provides 100% renewable energy if their incumbent utility, such as one of our member distribution cooperatives, does not offer this same option. Currently, all of our Virginia member distribution cooperatives provide an option to supply a customer with 100% of its requirements from renewable energy. As of March 1, 2026, three retail customers of our Virginia member distribution cooperatives with a total load of approximately 22 MW have switched to an alternative power supplier.

Currently, we do not anticipate that any of these rights to retail choice of our member distribution cooperatives’ customers, individually or in the aggregate, will have a material impact on our results of operations, financial condition, or cash flows.

TEC

TEC is owned by our member distribution cooperatives and currently is our only Class B member. We have a power sales contract with TEC under which we may sell to TEC power that we do not need to meet the needs of our member distribution cooperatives. TEC then sells this power to third parties under market-based rate authority granted by FERC. In 2025 and 2024, we had no sales to TEC and TEC had no sales to third parties. In 2023, we sold excess power to TEC, and TEC had sales to third parties. Additionally, we have a separate contract under which we may purchase natural gas from TEC; however, we have not purchased natural gas from TEC in 2025, 2024, 2023. TEC does not engage in speculative trading.

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

	Year Ended December 31,
	2025		2024		2023
	(in MWh and percentages)
Generated:
Wildcat Point	3,356,590	20.6%	2,990,542	20.9%	4,440,551	33.9%
North Anna	1,739,543	10.7	1,859,389	13.0	1,836,079	14.0
Clover	821,813	5.1	454,387	3.2	123,965	1.0
Louisa	653,334	4.0	528,087	3.7	244,805	1.9
Marsh Run	695,670	4.3	401,555	2.8	224,510	1.7
Distributed Generation	3,122	—	2,289	—	2,833	—
Total Generated	7,270,072	44.7	6,236,249	43.6	6,872,743	52.5
Purchased:
Other than renewable:
Long-term and short-term	4,794,059	29.5	3,271,266	22.9	3,631,994	27.7
Spot market (1)	3,349,399	20.6	4,013,273	28.0	1,878,623	14.4
Total Other than renewable	8,143,458	50.1	7,284,539	50.9	5,510,617	42.1
Renewable (2)	851,333	5.2	785,740	5.5	709,980	5.4
Total Purchased	8,994,791	55.3	8,070,279	56.4	6,220,597	47.5
Total Available Energy	16,264,863	100.0%	14,306,528	100.0%	13,093,340	100.0%
(1)
Includes purchases for formula rate and market-based rates sales.
(2)
Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

In 2025, our generating facilities satisfied approximately 81.0% of our weighted average PJM capacity obligation of approximately 2,932 MW. For a description of our generating facilities, see “Properties” in Item 2. In 2025, we satisfied the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts. See “PJM” below. The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. See “Power Purchase Contracts” below.

Our total available energy and total PJM capacity obligation resources by fuel type and purchase type for 2025 are detailed below:

Energy
50.1%
5.2%
28.9%
5.1%
10.7%
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

As part of our ongoing power supply planning process, on February 3, 2021, we announced a goal to achieve net zero CO2 emissions by 2050 and set an interim goal to reduce our carbon intensity (pounds of CO2 emitted per MWh) by 50% (from 2005 levels) by 2030. As of December 31, 2025, we have reduced our carbon intensity by approximately 41% from 2005 levels. In addition to including carbon emissions related to our owned generating facilities, we impute carbon emissions for our market purchases using the PJM system average emission rate. We do not impute carbon emissions for any renewable power purchases for which we do not retire the renewable energy credits. We will continue to evaluate and monitor industry practices with respect to the calculation of carbon intensity and we may adjust our calculations accordingly.

PJM

General

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

All of our member distribution cooperatives’ service territories are located in four transmission zones within PJM. As a member of PJM, we are subject to the operations of PJM, and our generating facilities are under dispatch direction of PJM. We transmit power to our member distribution cooperatives through the transmission facilities subject to operational control of PJM, including a limited amount of transmission facilities we own. See “PJM Transmission” below and “Transmission” in Item 2.

PJM balances its members’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and directs the dispatch of available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. When the most economical generating facilities cannot be dispatched due to transmission constraints, PJM will direct the dispatch of more expensive generating facilities to meet the required power requirements. PJM members whose power requirements cause the redispatch are obligated to pay the additional costs to dispatch the more expensive generating facilities. These additional costs are commonly referred to as congestion costs. PJM conducts auctions of financial transmission rights for future periods to provide members an opportunity to hedge these congestion costs. PJM also utilizes reliability must run agreements to keep certain power plants operating past their planned retirement dates in order to mitigate reliability concerns. Typically, these facilities are requested to remain operational until transmission upgrades are completed and the costs incurred beyond the planned retirement date to operate these facilities are collected through PJM's transmission rates. For the years ending December 31, 2025, 2024, and 2023, we incurred expenses of $8.4 million, $14.8 million, and $16.2 million, respectively, related to reliability must run costs included in transmission expense.

PJM Energy Market

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

PJM Capacity Obligations

PJM rules require that load serving entities, such as ODEC, meet certain minimum capacity obligations to support reliability of the energy market. These obligations can be met through a combination of owned generation resources and purchases under bilateral agreements and from forward capacity auctions under PJM’s capacity rules, known as RPM. PJM compensates us for the capacity of our generating facilities made available for dispatch when called upon. If PJM does not call upon our generating facilities for dispatch, we are still compensated by PJM for capacity. The purpose of PJM’s capacity rules is to develop a longer-term pricing program for capacity resources, to provide localized pricing for capacity, and to reduce the resulting investment risk to owners of generating resources, thus encouraging new investment in generating facilities. The pricing is designed to increase significantly when the system has less capacity than the reliability requirement. To address the significant pricing volatility in the capacity market due to decreased reliability margin as a result of ongoing and projected significant load growth, PJM has implemented a price collar that provides a floor and ceiling for capacity auction prices. The value of capacity resources can vary by location and the RPM provides for the recognition of the locational value.

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

PJM Transmission

We have agreements with PJM that provide us with access to transmission facilities under PJM’s operational control to deliver energy to our member distribution cooperatives. Transmission costs charged to us under these agreements are the costs associated with moving power from generation facilities to distribution systems, and include costs related to transmission infrastructure and upgrades to that infrastructure. We operate in four transmission zones in PJM, and each zone allocates costs based upon annual peaks or other usage factors within that zone, which impacts the transmission costs we are charged by PJM.

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

Renewables

We have power purchase contracts for approximately 330 MW from wind and solar facilities that are operational. Development of solar projects, including those for which we may contract for in the future, are being impacted by delays and costs related to the regulatory approval and interconnection approval processes, increased financing and labor costs, tariffs, and supply chain issues. We do not have any power purchase contracts for wind or solar facilities that are under development or construction. See “Risk Factors” in Item 1A.

Our contracts for renewables allow us to buy output, including renewable energy credits, from the renewable facilities typically at predetermined prices. We may sell these renewable energy credits to our member distribution cooperatives and non-members. We do not own or operate any of these facilities and are not responsible for their operational costs or performance.

Fuel Supply

Natural Gas

We are responsible for procuring the natural gas to be used by all of our units at Wildcat Point, Louisa, and Marsh Run, all of which are located adjacent to natural gas transmission pipelines, and have developed and utilize a natural gas supply strategy. The strategy includes securing transportation contracts and incorporating the ability to use No. 2 distillate fuel oil as a backup fuel for Louisa and Marsh Run. We have identified our primary natural gas suppliers and have negotiated contracts to procure physical natural gas. We also utilize contracts to financially hedge our natural gas costs to mitigate our exposure to natural gas price volatility. We take steps intended to ensure that we have sufficient supplies of natural gas available in the future to support the operation of Wildcat Point and our combustion turbine facilities, but several factors can affect the availability and delivery of natural gas including significant price volatility, prioritization of natural gas distribution, increased reliance on natural gas for power generation in the industry, and reliability issues related to natural gas. See “Risks Factors” in Item 1A and “Market Price Risk” in Item 7A.

Nuclear

Virginia Power, an investor-owned utility and the operating agent of North Anna, has the sole authority and responsibility to procure nuclear fuel for the facility. Virginia Power advises us that it primarily uses long-term contracts to support North Anna’s nuclear fuel requirements and that worldwide market conditions are continuously evaluated to ensure a range of fuel supply options at reasonable prices, which are dependent upon the market environment. We are not a direct party to any of these procurement contracts and we do not control their terms, conditions, or duration. Virginia Power advises us that current agreements, inventories, and spot market availability are expected to support North Anna’s current and planned fuel supply needs for the near term and that additional fuel is purchased as required to attempt to ensure optimal cost and inventory levels.

Coal

Virginia Power, as operating agent of Clover, has the sole authority and responsibility to procure coal for the facility. We are not a direct party to any of these procurement contracts and we do not control their terms, conditions, or duration. As of December 31, 2025 and December 31, 2024, based on Clover running at full capacity, there was a 29-day and a 70-day supply of coal, respectively. The availability of coal can be impacted by the reduced production of coal, transportation issues, and exports of coal. See “Risk Factors” in Item 1A.

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

Rate Regulation

The rates we charge our member distribution cooperatives are regulated by FERC and FERC has granted us authority to charge our member distribution cooperatives utilizing both a formula rate and market-based rates. The VSCC, the DPSC, and the MPSC do not have jurisdiction over our rates, charges, or services.

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

Environmental

We are subject to federal, state, and local laws and regulations, and permits designed to both protect human health and the environment and to regulate the emission, discharge, or release of pollutants into the environment. We believe that we are in material compliance with all current requirements of such environmental laws and regulations and permits. However, as with all electric utilities, the operation of our generating units could be affected by future changes in environmental laws and regulations. We continue to monitor activity related to changes in environmental laws and regulations, including new requirements that could apply to our operations. Capital expenditures and increased operating costs required to comply with any future regulations could be significant. See “Risk Factors” in Item 1A. Our capital expenditures for environmental improvements at our generating facilities were approximately $3.0 million and $0.8 million in 2025 and 2024, respectively.

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
•
This rule requires power plants to reduce SO2 and NOx emissions that contribute to ozone and fine particle pollution in downwind states.
•
Based upon published allocations/new source set-aside allowances for Virginia and Maryland, we currently anticipate that we will continue to be able to purchase NOx allowances and a limited number of SO2 allowances to maintain compliance under the CSAPR program for Wildcat Point, Clover, Louisa, and Marsh Run.
•
In 2022, the EPA published a proposed federal implementation plan rule, the “Good Neighbor Plan” rule, that included revised CSAPR ozone season NOx allowances as well as emission rate limits for coal-fired units. The plan was designed to address the CAA “Good Neighbor” requirements related to the 2015 ozone national ambient air quality standards in 23 states. The final rule became effective in 2023; however, there were legal challenges from several states. In 2024, the United States Supreme Court granted emergency applications seeking a stay of the Good Neighbor Plan, pending judicial review. Later that year, the EPA issued a third interim final rule responding to the United States Supreme Court’s order by further temporarily amending the Good Neighbor Plan to administratively stay the effectiveness of its requirements for covered facilities in the remaining 11 states (which include Virginia and Maryland). In July 2025, the EPA issued a status update regarding the stay and reconsideration of the Good Neighbor Plan and we currently anticipate a proposed rule will be published during 2026 and a final rule will be effective by the end of 2026. For the 2025 and 2026 ozone seasons, we currently anticipate that there will be sufficient allowances related to the operation of Clover. We continue to follow the legal proceedings and this rulemaking and the potential impact on the operation of Clover.
•
Acid Rain Program
•
This program requires fossil fuel-fired plants to have SO2 allowances equal to the number of tons of SO2 they emit into the atmosphere annually.
•
Clover receives an annual allocation of SO2 allowances at no cost based on its baseline operations because it is a facility that was built before the Acid Rain Program commenced.
•
Wildcat Point, Louisa, and Marsh Run need to obtain allowances under the Acid Rain Program. Because they are primarily gas-fired generating facilities, the number of SO2 allowances these facilities must obtain is typically minimal and can be supplied from any excess SO2 allowances allocated to Clover.
•
Greenhouse Gas Prevention of Significant Deterioration Permitting

•
These regulations set thresholds for GHG emissions that define when permits are required for new sources, as well as modifications to existing industrial facilities.
•
Future renewal of certain permits for Wildcat Point, Clover, Louisa, and Marsh Run may be affected.
•
CAA Performance Standards for GHGs for New and Existing Electric Generating Facilities
•
In 2023, the EPA proposed performance standards under the CAA for both new (Section 111(b)) and existing (Section 111(d)) generating units for reducing CO2 emissions. The proposed standards included emissions guidelines that would set limits for new gas-fired combustion turbines, existing coal, oil, and gas-fired steam generating units, and certain existing gas-fired combustion turbines.
•
In 2024, the final rule, which contains requirements to either retrofit existing coal units with carbon controls or retire the asset became effective. Multiple lawsuits were filed against the EPA seeking judicial review of the final regulation and multiple petitions were filed seeking to stay implementation of the rule. Later that year, the United States Court of Appeals for the District of Columbia Circuit and the United States Supreme Court denied requests to stay the rule.
•
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
•
We are continuing to monitor these performance standards as they relate to our generating facilities, particularly Clover. We will be able to determine our compliance strategies after state implementation plans have been developed either related to the 2024 rule or a new rule based upon the proposed repeal. Based on the uncertainties associated with the state implementation plans, we cannot yet determine whether the final rule will have a material adverse effect on our results of operations, financial condition, or cash flows in future periods. There was no material impact on our results of operations, financial condition, or cash flows for the period ending December 31, 2025.

Certain other environmental laws that affect our operations are discussed below.

Regional Greenhouse Gas Initiative (“RGGI”)

•
RGGI, as implemented under the laws of participating northeastern and Mid-Atlantic States, currently including Delaware and Maryland, provides the framework for and administers a cap-and-trade program to regulate and reduce CO2 emissions.
•
Virginia joined RGGI in 2021 pursuant to the 2019 regulation that established an emission limitation program to reduce CO2 from electric power facilities (see “Virginia Clean Economy Act” below). During 2022, the Virginia Department of Environmental Quality took steps to repeal the existing regulation and withdraw from RGGI. In 2023, the repeal became effective which removed Virginia from RGGI at the end of the 2023 reporting year. Legal challenges to the repeal were filed. In 2024, the Circuit Court of Floyd County issued an opinion that found the repeal was unlawful. On March 6, 2025, the Circuit Court of Floyd County ruled to suspend the 2024 judgment, pending appeal. On February 20, 2026, the governor of Virginia signed a budget which includes a requirement for Virginia to rejoin RGGI. On March 5, 2026, the appeal was withdrawn. We are continuing to monitor this process and anticipate that Virginia will rejoin RGGI in 2026 or 2027.
•
We are required to purchase RGGI CO2 allowances for each ton of CO2 emitted by Wildcat Point, which is located in Maryland. When Virginia rejoins RGGI, we will also be required to purchase RGGI CO2 allowances for Clover, Louisa, and Marsh Run, which are located in Virginia.
•
RGGI finalized its most recent periodic program review and on July 3, 2025, released an updated CO2 model rule. The results of this model rule, which did not include Virginia participation in the modeling scenarios, include significant changes to the annual emissions cap and other program market aspects. From 2027 through 2033, the emissions cap would be reduced by 10.5% annually, and from 2034 through 2037, the emissions cap would be reduced by 3% annually. Setting a regional cap beyond 2037 is expected to be addressed in the next periodic program review currently scheduled to begin in 2028. Additionally, the model rule specifies the amounts and price triggers for the cost containment reserves. We continue to project that there will be an adequate supply of CO2 allowances available for purchase through RGGI auctions or in the secondary market to support our generating facilities. We are continuing to monitor this process, as well as the future inclusion of other adjoining states, to determine any potential impacts on allowance procurement and operational costs.

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

Our workforce is composed of operational staff at our generating facilities and headquarters staff. We are not a party to any collective bargaining agreement. As of March 1, 2026, we had 142 employees, including 52 employees at our generating facilities and 90 employees at our headquarters office. The average tenure of our employees is ten years.

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

Our financial condition is largely dependent upon our member distribution cooperatives satisfying their obligations to us under their wholesale power contracts. In 2025, 73.4% of our revenues from sales to our member distribution cooperatives were received from our four largest members, REC, MEC, SVEC, and DEC. The wholesale power contracts require our member distribution cooperatives to pay us for power furnished to them in accordance with our FERC formula rate or a market-based rate that a member distribution cooperative may elect in lieu of the formula rate for certain new and expanding loads. See “Members—Member Distribution Cooperatives—Wholesale Power Contracts” in Item 1, and “Factors Affecting Results—Formula Rate” in Item 7. Our board of directors, which is composed of representatives of our members, can approve changes in the rates we charge to our member distribution cooperatives without seeking FERC approval, with limited exceptions.

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

Changes occurring in our member distribution cooperatives’ service territories and operations and our member distribution cooperatives’ response to these changes could erode their financial stability and negatively impact their creditworthiness. This in turn could impact ODEC's financial stability and creditworthiness. We do not oversee our member distribution cooperatives’ financial condition and thus we may not be aware of any pending challenges to their financial condition or liquidity.

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

Purchasing power helps us mitigate high fixed costs related to the ownership of generating facilities but exposes us to significant market price risk because energy prices can fluctuate substantially. When we enter into long-term power purchase contracts or agree to purchase energy at a date in the future, we utilize our judgment and assumptions in our models. Our judgment and assumptions relate to factors such as future demand for power and market prices of energy and the price of commodities, such as natural gas, used to generate electricity. Our models cannot always accurately predict what will actually occur and our results may vary materially from what our models forecast, which may in turn impact our resulting costs to our members. Our models become less reliable the further into the future that the estimates are made. Although we have developed strategies to attempt to meet our power requirements in an economical manner and we have implemented a hedging strategy intended to limit our exposure to variability in market prices, we still may purchase energy at a price that is higher than other utilities’ costs of generating energy or future market prices of energy. For further discussion of our market price risk, see “Market Price Risk” in Item 7A.

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

In 2025, we purchased approximately 55.3% of our energy resources. These purchases consisted of a combination of purchases under physically-delivered forward contracts and purchases of energy in the spot market to serve our member distribution cooperatives sales under the formula rate and market-based rates. Purchases of energy from other suppliers will continue in the future and could increase because of growth related to substantially large loads and the risks associated with the operation of our generating facilities, including changes in their dispatch, shutdown, or breakdown or failure of equipment.

Substantially large loads considered for development and construction in the service territories of our member distribution cooperatives could impact our financial condition and liquidity.

Our member distribution cooperatives serve a variety of major industries, including data centers that have large load requirements. Both the number and size of data centers that are being considered for development and construction in the service territories of our member distribution cooperatives have increased in recent years and we anticipate they will continue to increase substantially over the next several years with the growth of artificial intelligence and other factors, thereby potentially materially increasing the aggregate power requirements of our member distribution cooperatives. Our need to serve the power requirements of these data centers, which could be thousands of MWs over the next decade, has the potential to create several material risks.

The wholesale power contract we have with each of our member distribution cooperatives obligates us to sell and deliver to the member distribution cooperative, and obligates that member distribution cooperative to purchase and receive from us, all power that it requires for the operation of its system, with some exceptions, to the extent that we have the power and facilities available to do so. The rates we charge our member distribution cooperatives are regulated by FERC and FERC has granted us authority to charge our member distribution cooperatives utilizing both a formula rate and market-based rates. In accordance with our wholesale power contracts with our member distribution cooperatives, we sell power to them utilizing a formula rate. An exception in the formula rate allows our member distribution cooperatives to elect to utilize market-based rates for new and expanding loads that meet certain criteria. Under market-based rates, we purchase from PJM the power requirements of data centers (including purchases of energy, capacity, transmission, and ancillary services), and we are financially responsible to PJM for these purchases.

The increased power purchases related to new data centers in our member distribution cooperatives’ service territories likely would increase the collateral we are required to post with PJM. These collateral requirements could result in the need to provide additional credit support in the form of cash or standby letters of credit within a short amount of time based on market conditions. Our ability to access additional credit may be limited and our liquidity may be materially impacted in these circumstances. Constraints on our collateral resources could make it more expensive for us to do business with others or risk a potential downgrade of our credit ratings that could increase future borrowing and operating costs.

These adverse consequences also could arise if a data center fails to pay its power bill to our member distribution cooperatives. Any security provided by a data center may not be sufficient to permit our member distribution cooperative to meet its payment obligations under the wholesale power contract. Depending on the amount of the non-payment, our member distribution cooperative may find it difficult to meet its financial obligations to us and others in a timely manner. As a result, we could be subject to credit rating downgrades, increased collateral requirements, and liquidity impairments.

State laws relating to the provision of electric services to large commercial customers may result in other utilities supplying the power requirements of these new data centers, even if our member distribution cooperatives provide distribution services to them. Under Virginia law, our member distribution cooperatives generally are the default providers of power to customers in their respective certificated service territories, but an exception exists for some large retail customers to select their power supplier. This exception may apply to the new data centers being considered in Virginia. Delaware and Maryland grant all retail customers the right to choose their power supplier. In these cases, the retail customer controls the exercise of the right to obtain power supply from a non-incumbent power supplier, with some limitations.

We continue to evaluate the potential impacts of the development, construction, and operation of data centers in our member distribution cooperatives’ service territories and will continue to evaluate potential mitigants to these risks. Still, we cannot predict whether the data centers under consideration will ever commence operations, the size and duration of the power requirements of those that do become operational, whether they will seek to be served by a power supplier other than our member distribution cooperatives, and their ability or willingness to pay their financial obligations in a timely manner. For these and other reasons, there can be no assurance that these developments will not have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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

S&P, Moody’s, and Fitch currently rate our outstanding obligations issued under our Indenture at “A+,” “A1,” and “A+,” respectively. Additionally, we have an issuer credit rating of “A+” from S&P, and an implied senior unsecured rating of “A+” from Fitch. If these agencies were to downgrade our ratings, particularly below investment grade, we may be required to deposit funds or post letters of credit related to our power purchase arrangements. To the extent that we would have to provide additional credit support as a result of a downgrade in our ratings, our ability to access additional credit may be limited and our liquidity may be materially impaired. Also, we may be required to pay higher interest rates on borrowings under our revolving credit facility and financings that we undertake in the future, and our potential pool of future investors and funding sources could decrease.

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

Construction of new, or expansion of existing, generating and transmission facilities may not result in the anticipated value to our power supply resource portfolio.

Construction projects, such as investments in generating and transmission assets, carry with them the risk that decisions made today can have implications well into the future. Unanticipated market, technology, and regulatory risks regarding particular capital assets can impact their cost to operate and value in the future. Construction carries with it risks relating to timely completion and operational effectiveness. We may not be able to complete construction or expansion projects on time or at all as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, other construction delays, difficulties with partners, contractors, or suppliers, or other factors beyond our control. Even if the construction and expansion projects are completed, the total costs of the projects including the impact of tariffs and supply chain issues may be higher than anticipated, the operational performance of the projects may not meet expectations, and we may not be able to timely and effectively integrate these projects into our operations. Any of these or other factors could adversely affect our ability to realize the anticipated benefits from construction and expansion projects.

We are subject to risks associated with owning an interest in a nuclear generating facility.

We have an 11.6% undivided ownership interest in North Anna, which provided approximately 10.7% of our energy requirements in 2025. Ownership of an interest in a nuclear generating facility involves risks, including:

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

We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure. We rely on networks, information systems, and other technology, including the internet and third-party hosted servers, to support a variety of business processes and activities. We could be impacted by various events, including deliberate or unintentional cybersecurity incidents (including ransomware). We have been targeted by cyber attacks in the past and likely may be targeted in the future. These attacks may have been carried out, or in the future could be carried out, by individuals, groups, or nation states. Additionally, as technology becomes more prevalent in energy infrastructure, our infrastructure may be subject to increased cyber vulnerability in the future, including through the improper use of or flaws in the application of artificial intelligence and machine learning technologies. Artificial intelligence technologies are complex and rapidly evolving and present challenges and unintended consequences. We may face costs and risks in implementing cyber safeguards in response to new artificial intelligence technologies or complying with any new regulations concerning artificial intelligence. Any of these events could directly or indirectly compromise our information related to the operation or maintenance of our generating or transmission facilities and could adversely affect our ability to effectively operate or manage our facilities. There is also the potential for a significant financial impact on our operations. Additionally, any of these events could impact the ability of Virginia Power, as operator of North Anna and Clover, to operate those facilities.

We also use third parties to electronically process some of our business transactions. Information systems, both ours and those of third-party information processors, are vulnerable to cybersecurity breach and have been attacked in the past. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber attacks by criminal groups or activist organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. We cannot be certain that the security measures utilized, including those security measures by third-party vendors, will be adequate against cyber threats and cyber attackers. In addition, cyber incidents could result in unauthorized disclosure of material confidential information, including personal information or sensitive business information.

If our technology systems are breached or otherwise fail, we may be unable to fulfill critical business functions, including the operation of our generating or transmission facilities, our ability to effectively maintain certain internal controls over financial reporting, and loss of assets. Further, our generating facilities rely on an integrated transmission system, a disruption of which could negatively impact our ability to deliver energy to our member distribution cooperatives. A major cyber incident for us or third-party vendors we utilize could result in significant business disruption and expense to repair security breaches or system damage and could lead to litigation, regulatory action, including penalties or fines, and an adverse effect on our reputation. We also may have future compliance obligations related to new mandatory and enforceable NERC reliability standards, and physical security risks to the reliable operation of the bulk power system.

Technological advancements and other changes impacting power requirements of our member distribution cooperatives’ customers may alter energy and demand requirements for power from us.

Technological advancements are occurring in the electric industry, including advancements related to self-generation and distributed energy technologies. Distributed energy technologies include fuel cells, batteries, microturbines, wind turbines, and solar cells. The increased adoption of distributed energy and energy efficiency technologies, the impact of regional economic conditions and government mandates relating to renewable resources, and changes in our member distribution cooperatives' customer base could change our member distribution cooperatives’ demand for power from us and our long-term load expectations.

War, acts and threats of terrorism, sabotage, natural disasters, extreme weather events, pandemics, and other catastrophic events could adversely affect our operations.

We cannot predict the impact that any future terrorist attack, sabotage, natural disaster, extreme weather event, or pandemic may have on the energy sector in general, or on our business in particular. Infrastructure facilities, such as electric generating, transmission, and distribution facilities, and RTOs, could be direct targets of, or indirect casualties of, an act of terror or sabotage. The physical compromise of our facilities could adversely affect our ability to effectively operate or manage our facilities and result in increased costs. Additionally, any military strikes or sustained military campaign may affect our business in unpredictable ways, such as changes in financial markets, and disruptions of fuel supplies and energy markets. Instability in financial markets as a result of war, terrorism, sabotage, natural disasters, extreme weather events, pandemics, credit crises, recession, or other factors could have a significant negative effect on the United States economy, affect the availability or delivery of parts or materials that we need to operate our business, or increase the cost of financing and insurance coverage, which could negatively impact our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure and we recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We manage these risks from cybersecurity threats through our enterprise risk management process which is overseen by our board of directors through an enterprise risk management policy. This policy requires a risk management committee, which is chaired by our President and CEO and includes our other executive officers, and which is responsible for managing our risks including cybersecurity. The risk management committee meets on a monthly basis, and can be convened as needed to address any time-sensitive matters arising between scheduled meeting dates.

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

In accordance with our board policy for incident management and business continuity planning, we have implemented security incident response plans and security incident response teams. These teams include members from multiple functional areas of our organization that identify, investigate, respond, and resolve cybersecurity incidents. Cybersecurity incidents are evaluated and ranked by severity and prioritized for response. We also evaluate the need to include the use of third parties to assist us in the response to a cybersecurity incident. Our Senior Vice President and COO leads the security response teams, and the activities of the security response teams are overseen by our senior management team. Based on the severity of an incident, members of the senior management team determine whether the incident requires immediate escalation to our board of directors.

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

In 2024, the NRC renewed the operating licenses for an additional 20 years for both units at North Anna. The operating licenses now extend through April 1, 2058, and August 21, 2060, for North Anna Unit 1 and Unit 2, respectively.

Clover

Virginia Power, the co-owner of Clover, is responsible for operating, and procuring and arranging for the transportation of the fuel required to operate Clover. See “Power Supply Resources—Fuel Supply—Coal” in Item 1. ODEC and Virginia Power are each entitled to half of the power generated by Clover. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover. When Clover was constructed in 1995, it was intended to operate as a baseload generating facility. As changes in the industry have occurred, Clover now serves us principally as a capacity resource with on-site storage of fuel. In this role, Clover is dispatched by PJM when it is economical or required for reliability.

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

In 2024, the EPA published a final rule containing performance standards for both new and existing generating units for reducing CO2 emissions. The rule, which is subject to legal challenges, includes emissions guidelines that set limits for new gas-fired combustion turbines, existing coal, oil, and gas-fired steam generating units, and certain existing gas-fired combustion turbines. On June 17, 2025, the EPA published a proposed rule to repeal a rule that became effective on July 8, 2024. The EPA’s proposed rule contained two alternative proposals. The EPA requested comments on the 2025 proposed rule by August 7, 2025. For further discussion, see “Regulation—Environmental—Clean Air Act (“CAA”)—CAA Performance Standards for GHGs for New and Existing Electric Generating Facilities” in Item 1.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Caution Regarding Forward-looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding matters that could have an impact on our business, financial condition, and future operations. These statements, based on our expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors. These risks, uncertainties, and other factors include, but are not limited to: general business conditions; demand for energy; change in load requirements; federal and state legislative and regulatory actions, and legal and administrative proceedings; changes in and compliance with environmental laws and regulations; general credit and capital market conditions; weather conditions; the cost and availability of commodities used in our industry; disruption due to cybersecurity threats or incidents; and unanticipated changes in operating expenses and capital expenditures. Our actual results may vary materially from those discussed in the forward-looking statements as a result of these and other factors. Any forward-looking statement speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.

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

Our results from operations for the year ended December 31, 2025, as compared to 2024, were primarily impacted by the increase in total revenues from sales to our member distribution cooperatives, increases in purchased power expense, fuel expense, and transmission expense, the decrease in deferred energy expense, and an additional equity contribution.

•
Total revenues from sales to our member distribution cooperatives, which is comprised of sales to our member distribution cooperatives - formula rate and sales to our member distribution cooperatives - market-based rates, increased 18.3%.
•
Total revenues from sales to our member distribution cooperatives - formula rate increased 9.0%.
•
Formula rate demand revenues increased 12.2%, substantially due to increases in PJM charges for network transmission services and capacity, and an additional equity contribution of $38.5 million.
•
Formula rate energy revenues increased 6.1%, primarily due to the 5.2% increase in energy sales in MWh. The weather was colder in 2025 as compared to 2024 and contributed to the increase in 2025 energy sales in MWh.
•
Total revenues from sales to our member distribution cooperatives - market-based rates increased 210.8% due to load growth related to increased member distribution cooperative sales to data centers.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased 50.0%.
•
Purchased energy costs increased 52.0%, due to the increase in the average cost of purchased energy and the increase in the volume of purchased energy.
•
The average cost of purchased energy increased 36.4%.

•
The volume of purchased energy increased 11.5%, primarily due to the increase in purchased energy in MWh for market-based rates sales.
•
Purchased capacity costs increased 33.3%, primarily due to the increase in purchased capacity for market-based rates sales.
•
Fuel expense increased 41.4% due to the 21.3% increase in the average cost of fuel and the 16.6% increase in generation from our owned facilities.
•
Transmission expense increased 14.5%, primarily due to changes in PJM charges for network transmission services and costs related to the increase in market-based rates sales.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $111.9 million, primarily as a result of changes implemented to our total energy rate. In 2025, we under-collected $41.8 million and in 2024, we over-collected $70.1 million. Our deferred energy balance was an over-collection of $59.0 million and $100.8 million, as of December 31, 2025 and 2024, respectively.
•
Our net margin increased $37.0 million from 2024, primarily as a result of an additional equity contribution of $38.5 million.

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of ODEC and TEC. See “Note 1—Summary of Significant Accounting Policies—General” in Item 8.

Critical Accounting Policies and Estimates

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

In January and February of 2026, the PJM region experienced extremely cold weather, which increased our member distribution cooperatives’ customers’ requirements for power as well as increased our purchased power and fuel expenses. As a result, our deferred energy balance changed from an over-collection of energy costs to an under-collection of energy costs. We currently anticipate that our deferred energy balance as of February 28, 2026, will be an under-collection of energy costs of approximately $100 million. To address the under-collection of energy costs, our board of directors approved an increase of 24.1% to our total energy rate, effective May 1, 2026.

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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Margin Stabilization adjustment	$14,544	$8,349	$3,298

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna. As of December 31, 2025 and 2024, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $188.9 million, or 87.1%, of our total asset retirement obligations, and $183.2 million, or 87.3%, of our total asset retirement obligations, respectively. Periodically, a new decommissioning study for North Anna is performed by third-party experts. The third-party experts provide us with periodic site-specific “base year” cost studies in order to estimate the nature, cost, and timing of planned decommissioning activities for North Anna. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption. Our current estimate is based on a study that was performed in 2024 and adopted effective December 31, 2024. See “Note 3—Accounting for Asset Retirement and Environmental Obligations” in Item 8.

We determine cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities. The following table details the weighted average cost escalation rates used by the study:

Year Study Performed	Weighted Average Cost Escalation Rate
2002	3.27%
2005	2.42
2009	2.30
2014	2.04
2019	1.85
2024	2.33

The weighted average cost escalation rate was applied if the cash flows increased as compared to the previous study. The original weighted average cost escalation rate was applied if the cash flows decreased as compared to the previous study. The use of alternative rates would have been material to the liabilities recognized. For example, had we increased the cost escalation rates by 0.5%, the amount recognized as of December 31, 2025, for our asset retirement obligations related to nuclear decommissioning would have been $47.5 million higher.

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

The rates we charge our member distribution cooperatives are regulated by FERC and FERC has granted us authority to charge our member distribution cooperatives utilizing both a formula rate and market-based rates. In accordance with our wholesale power contracts with our member distribution cooperatives, we sell power to them utilizing a formula rate. An exception in the formula rate allows our member distribution cooperatives to elect to utilize market-based rates for new and expanding loads that meet certain criteria.

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

As stated above, our margin requirement and additional equity contributions approved by our board of directors are recovered through our demand rates. We establish our demand rates to produce a net margin attributable to ODEC equal to 20% of our budgeted total interest charges, plus additional equity contributions approved by our board of directors. The formula rate permits us to adjust revenues from the member distribution cooperatives to equal our actual total demand costs incurred, including a net margin attributable to ODEC equal to 20% of actual interest charges, plus additional equity contributions approved by our board of directors. We make these adjustments utilizing Margin Stabilization. See “Critical Accounting Policies and Estimates—Margin Stabilization” above.

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

In calculating margins for interest under the Indenture, we factor in any item of net margin, loss, income, gain, earnings or profits of any of our affiliates or subsidiaries, only if we have received those amounts as a dividend or other distribution from the affiliate or subsidiary, or if we have made a contribution to, or payment under a guarantee or like agreement for an obligation of, the affiliate or subsidiary. Any amounts that we are required to refund in subsequent years do not reduce margins for interest as calculated under the Indenture for the year the refund is paid. The margins for interest ratio was 2.20, 1.27, and 1.27, for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Recognition of Revenue

Our operating revenues reflect the actual demand-related costs we incurred plus the energy costs that we collected. Estimated demand-related costs are collected during the period through the demand components of our formula rate. In accordance with Margin Stabilization, these costs, as well as operating revenues, are adjusted at the end of each reporting period to reflect actual demand-related costs incurred during that period. See “Critical Accounting Policies and Estimates—Margin Stabilization” above. Estimated energy costs are collected during the period through the energy components of our formula rate. Operating revenues are not adjusted at the end of each reporting period to reflect actual energy costs incurred during that period. The difference between actual energy costs incurred and energy costs collected during each period is recorded as deferred energy expense, which may be a positive or negative number. See “Critical Accounting Policies and Estimates—Deferred Energy” above.

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

Member Distribution Cooperatives’ Requirements for Power

Changes in the number of customers and those customers’ requirements for power significantly affect our member distribution cooperatives’ requirements for power. Factors affecting our member distribution cooperatives’ requirements for power include:

•
Weather – Weather affects the demand for energy. Relatively higher or lower temperatures tend to increase the demand for energy to use air conditioning and heating systems, respectively. Mild weather generally reduces the demand for energy because heating and air conditioning systems are operated less. Weather also plays a role in the price of energy through its effects on the market price for fuel, particularly natural gas.
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

The heating and cooling degree days for the past three years were as follows:

	2025	2024	2023
Heating degree days	3,498	2,945	2,764
Cooling degree days	1,252	1,308	1,062
•
Commercial growth – The amount, size, and usage of electronics and machinery and the expansion of operations among our member distribution cooperatives’ existing and new commercial and industrial customers, including data centers, impact the requirements for power. There is increasing interest by entities with substantially large load requirements to locate in the service territories of our member distribution cooperatives. See “Risk Factors—Financial, Market, and Economic Risks” in Item 1A for a description of factors associated with potential service to entities with substantially large load requirements that could impact our financial condition and liquidity.
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

In 2025, our generating facilities satisfied approximately 81.0% of our PJM capacity obligation and 44.7% of our energy requirements. We obtained the remainder of our PJM capacity obligation through the PJM RPM capacity auction process and purchased capacity contracts. Although we expect that capacity costs in PJM will increase, we expect that the corresponding generation capacity credits we receive from PJM will also increase. The energy requirements not met by our owned generating facilities were obtained from multiple suppliers under various long-term and short-term physically-delivered forward power purchase contracts and spot market purchases. See “Power Supply Resources” in Item 1 and “Properties” in Item 2.

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

Operational Availability

The operational availability of our owned generating resources for the past three years was as follows:

	Year Ended December 31,
	2025	2024	2023
Wildcat Point	87.6%	88.8%	88.6%
North Anna	89.2	94.8	94.3
Clover	60.8	67.9	75.5
Louisa	95.7	93.3	93.6
Marsh Run	93.5	90.1	90.8

The operational availability is impacted by planned maintenance outages as well as unplanned outages.

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the past three years as a percentage of maximum dependable capacity rating of each facility, was as follows:

	Year Ended December 31,
	2025	2024	2023
Wildcat Point	38.9%	34.6%	51.8%
North Anna	90.5	96.4	95.5
Clover	22.1	12.3	3.3

Each unit at North Anna is scheduled for refueling approximately every 18 months. While only one unit is refueled at a time, this refueling schedule typically results in both units being off-line for refueling during the same calendar year once every three years. During 2025, both units at North Anna were off-line for refueling. During 2024 and 2023, one unit at North Anna was off-line for refueling.

There has been an increase in the capacity factor for Clover due to Virginia’s withdrawal from RGGI at the end of 2023. See “Regulation—Environmental—Regional Greenhouse Gas Initiative (“RGGI”)” in Item 1. Clover continues to be a reliable component of our power supply resources portfolio.

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

Taxable Status

We are a not-for-profit wholesale power supply cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12). In order to maintain our tax-exempt status, we must receive at least 85%

of our income from our members on an annual basis. We maintained our tax-exempt status as of December 31, 2025.

Zero-emission Nuclear Power Production Tax Credit

The Inflation Reduction Act of 2022 provides for the zero-emission nuclear power production tax credit for electricity produced at a qualified nuclear power facility, including North Anna, and sold to an unrelated third party beginning in 2024. In November 2025, we filed a claim for $24.3 million in zero-emission nuclear power production tax credit and elected direct pay reimbursement for tax year 2024 based on existing guidance. Additionally, we recorded $19.2 million in zero-emission nuclear power production tax credit for tax year 2025 for which we expect to seek direct pay reimbursement to be reflected on our 2025 tax return. We have established a receivable as well as a regulatory liability for $43.5 million. The ultimate zero-emission nuclear power production tax credit realized by us may vary significantly based on future IRS guidance.

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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$1,117,896	$1,025,853	$1,002,883
Market-based rates	153,845	49,507	21,448
Total Member distribution cooperatives	1,271,741	1,075,360	1,024,331

Non-members (1) (2)	61,406	36,512	58,060
Total operating revenues	$1,333,147	$1,111,872	$1,082,391

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	13,445,257	12,779,198	11,293,173
Member distribution cooperatives - market-based rates	2,057,843	1,134,082	523,973
Non-members	699,785	295,811	1,171,075
Total Energy sales	16,202,885	14,209,091	12,988,221
(1)
TEC did not have sales to non-members in 2025 and 2024. TEC's sales to non-members were $8.9 million for the year ended December 31, 2023.
(2)
Includes renewable energy credit sales of $24.2 million, $24.9 million, and $24.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Member Distribution Cooperatives

The rates we charge our member distribution cooperatives are regulated by FERC and FERC has granted us authority to charge our member distribution cooperatives utilizing both a formula rate and market-based rates. In accordance with our wholesale power contracts with our member distribution cooperatives, we sell power to them utilizing a formula rate. An exception in the formula rate allows our member distribution cooperatives to elect to utilize market-based rates for new and expanding loads that meet certain criteria.

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the past three years were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$569,491	$537,002	$571,109
Renewable energy credits	529	737	375
Demand revenues	547,876	488,114	431,399
Total Formula rate revenues	$1,117,896	$1,025,853	$1,002,883

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	13,445,257	12,779,198	11,293,173

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$42.36	$42.02	$50.57
Formula rate total cost	$83.14	$80.28	$88.80

In 2025, total formula rate revenues increased $92.0 million, or 9.0%, as compared to 2024.

•
Formula rate demand revenues increased $59.8 million, or 12.2%, substantially due to increases in PJM charges for network transmission services and capacity, and an additional equity contribution of $38.5 million.
•
Formula rate energy revenues increased $32.5 million, or 6.1%, primarily due to the 5.2% increase in energy sales in MWh. The weather was colder in 2025 as compared to 2024 and contributed to the increase in 2025 energy sales in MWh.

The following table summarizes the changes to our total energy rate since 2023, which were implemented to address the differences in our realized as well as projected energy costs. See “Factors Affecting Results—Formula Rate” above.

Effective Date of Rate Change	% Change
January 1, 2023	(1.5)
August 1, 2023	(14.8)
January 1, 2024	(7.0)
July 1, 2024	(3.5)
January 1, 2025	(6.4)
June 1, 2025	16.4
January 1, 2026	(1.1)

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the past three years were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Member distribution cooperatives:
Market-based rates:
Energy revenues	$126,600	$41,216	$18,880
Demand revenues	27,245	8,291	2,568
Total Market-based rates revenues	$153,845	$49,507	$21,448

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	2,057,843	1,134,082	523,973

In 2025, total revenues from sales to our member distribution cooperatives - market-based rates increased $104.3 million, or 210.8%, as compared to 2024, due to load growth related to increased member distribution cooperative sales to data centers.

Operating Expenses

The following is a summary of the components of our operating expenses for the past three years.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Fuel	$272,923	$193,035	$193,081
Purchased power	543,251	362,257	312,833
Transmission	222,353	194,140	173,492
Deferred energy	(41,781)	70,104	114,538
Operations and maintenance	106,794	98,699	95,165
Administrative and general	55,243	49,565	41,841
Depreciation and amortization	71,108	70,258	69,573
Amortization of regulatory asset/(liability), net	(11,917)	13,301	2,080
Accretion of asset retirement obligations	6,919	6,289	6,077
Taxes, other than income taxes	8,949	9,353	8,614
Total Operating Expenses	$1,233,842	$1,067,001	$1,017,294

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

In 2025, total operating expenses increased $166.8 million, or 15.6%, as compared to 2024, primarily as a result of increases in purchased power expense, fuel expense, and transmission expense, partially offset by the decrease in deferred energy expense and the amortization of regulatory asset/(liability), net.

•
Purchased power expense, which includes the cost of purchased energy and capacity, increased $181.0 million, or 50.0%.
▪
Purchased energy costs increased $167.9 million, or 52.0%, due to the increase in the average cost of purchased energy and the increase in the volume of purchased energy.
•
The average cost of purchased energy increased 36.4%.

•
The volume of purchased energy increased 11.5%, primarily due to the increase in purchased energy in MWh for market-based rates sales.
▪
Purchased capacity costs increased $13.1 million, or 33.3%, substantially due to the increase in purchased capacity for market-based rates sales.
•
Fuel expense increased $79.9 million, or 41.4%, due to the 21.3% increase in the average cost of fuel and the 16.6% increase in generation from our owned facilities.
•
Transmission expense increased $28.2 million, or 14.5%, primarily due to changes in PJM charges for network transmission services and costs related to the increase in market-based rates sales.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $111.9 million, primarily as a result of changes implemented to our total energy rate. In 2025, we under-collected $41.8 million and in 2024 we over-collected $70.1 million.
•
Amortization of regulatory asset/(liability), net expense decreased $25.2 million due to changes in the nuclear decommissioning trust. See "Other Items—Investment (Expense)/Income, Net" below.

Other Items

Investment (Expense)/Income, Net

In 2025, investment (expense)/income, net changed $26.1 million as compared to 2024, primarily due to a change in investments in the nuclear decommissioning trust during 2025, which resulted in a realized loss. As a rate-regulated entity, we account for certain revenues and expenses in accordance with Accounting for Regulated Operations, which allows certain of our revenues and expenses to be deferred. We deferred this realized loss through amortization of regulatory asset/(liability), net expense, resulting in no impact on net margin attributable to ODEC on the consolidated statements of revenues, expenses, and patronage capital. See “Critical Accounting Policies and Estimates—Accounting for Regulated Operations” above.

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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Interest on long-term debt	$(44,235)	$(46,260)	$(49,064)
Interest on revolving credit facility	(3,213)	(7,046)	(7,061)
Other interest	(3,728)	(5,552)	(6,640)
Total interest charges	(51,176)	(58,858)	(62,765)
Allowance for borrowed funds used during construction	3,295	2,332	1,433
Interest charges, net	$(47,881)	$(56,526)	$(61,332)

Net Margin Attributable to ODEC

In 2025, net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, increased $37.0 million as compared to 2024. Our board of directors approved an additional equity contribution of $38.5 million that was collected in 2025. Additional equity contributions are collected through rates charged to our member distribution cooperatives and are used to fund future capital expenditures. Our board of directors also approved an additional equity contribution of $27.5 million to be collected in 2026. See “Factors Affecting Results—Formula Rate” above.

Discussion of Results of Operations Comparing 2024 to 2023

For discussion of our financial results comparing 2024 to 2023, see “Results of Operations” in Item 7 of our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2025.

Financial Condition

The principal changes in our financial condition from December 31, 2024 to December 31, 2025, were caused by the increases in long-term debt, regulatory liabilities, nuclear decommissioning trust, accounts receivable, and accounts receivable–members, and decreases in revolving credit facility, accounts payable–members, and deferred energy.

•
Long-term debt increased $199.8 million due to the $250 million issuance of long-term debt on December 16, 2025, partially offset by scheduled long-term debt payments.
•
Regulatory liabilities increased $88.6 million primarily due to the $55.0 million change in the unrealized gain on the nuclear decommissioning trust and the establishment of a $43.5 million regulatory liability for the zero-emission nuclear power production tax credit, partially offset by the deferral of the realized loss on a change in investments in the nuclear decommissioning trust.
•
Nuclear decommissioning trust increased $47.9 million primarily due to the unrealized gain on securities owned in the nuclear decommissioning trust, partially offset by the $13.8 million realized loss on a change in investments in the nuclear decommissioning trust.
•
Accounts receivable increased $45.5 million primarily due to the $43.5 million receivable established related to the zero-emission nuclear power production tax credit. A regulatory liability was established to record the offset to the receivable.
•
Accounts receivable–members increased $37.9 million due to the $24.8 million increase in wholesale power invoices for December 2025 as compared to December 2024, and the $13.1 million increase in member distribution cooperatives extended payment balances, in accordance with the member power bill payment plan. See “Note 1—Summary of Significant Accounting Policies—Member Power Bill Payment Plan” in Item 8.
•
Revolving credit facility decreased $65.0 million due to the payment of borrowings under this facility with funds from the $250 million debt issuance in 2025. See “Liquidity and Capital Resources—Financings” below.
•
Accounts payable–members decreased $52.0 million primarily due the $57.6 million decrease in member distribution cooperatives prepayments, slightly offset by the $6.2 million increase in amounts owed to our member distribution cooperatives utilizing Margin Stabilization. See “Note 1—Summary of Significant Accounting Policies—Member Power Bill Payment Plan” in Item 8.
•
Deferred energy decreased $41.8 million as a result of the under-collection of our energy costs in 2025. Our deferred energy balance was an over-collection of $59.0 million and $100.8 million as of December 31, 2025 and 2024, respectively.

Equity Ratio

Our equity ratio was 32.8% and 33.6%, as of December 31, 2025 and 2024, respectively. Equity ratio equals patronage capital divided by the sum of our long-term debt, borrowings outstanding under our revolving credit facility, long-term debt due within one year, and patronage capital.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term indebtedness provide our sources of liquidity and capital.

Operations

In 2025 and 2024, our operating activities provided cash flows of $85.3 million and $257.4 million, respectively. In 2023, our operating activities used cash flows of $16.3 million.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under the credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of December 31, 2025, we did not have any borrowings outstanding under this facility. As of December 31, 2024, we had outstanding under this facility $65.0 million in borrowings at a blended interest rate of 5.61%. As of December 31, 2025 and 2024, we did not have any letters of credit outstanding under this facility.

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

Financings

We fund the portion of our capital expenditures that we are not able to fund from operations through borrowings under our revolving credit facility and issuances of debt in the capital markets. These capital expenditures consist primarily of the costs related to the development, construction, acquisition, expansion, or improvement of our owned generating and transmission facilities. We continue to evaluate the issuance of additional long-term indebtedness to fund capital expenditures related to our existing generating and transmission facilities. Additionally, we are evaluating the need to construct new or expand existing generating facilities, which could result in the issuance of additional long-term indebtedness. We believe our cash from operations, funds available from our revolving credit facility, and issuances of additional long-term indebtedness, will be sufficient to meet our currently anticipated future operational and capital requirements.

On December 16, 2025, we issued $250 million of long-term debt in a private placement transaction. The issuance consisted of $250 million first mortgage bonds due 2052 under the Indenture and proceeds were used to pay amounts outstanding under our revolving credit facility and for other general corporate purposes.

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of December 31, 2025, had a balance of $340.6 million. Our future contingent obligations primarily relate to power purchase and natural gas contracts, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, asset retirement obligations, and our contingent obligations as described above.

Capital Expenditures

We regularly forecast our capital expenditures as part of our long-term business planning activities. We review these projections periodically in order to update our calculations to reflect changes in our future plans, projects currently under consideration, construction costs, market factors, and other items affecting our forecasts. Our actual capital expenditures could vary significantly from these projections. The table below summarizes our actual and projected capital expenditures on a cash flow basis, including capitalized interest, for 2023 through 2028:

	Actual Year Ended December 31,			Projected Year Ended December 31,
	2023	2024	2025	2026	2027	2028
	(in millions)
Wildcat Point	$5.1	$4.0	$3.6	$4.3	$7.6	$1.6
North Anna nuclear fuel	7.9	8.1	16.0	13.4	11.3	13.7
North Anna	22.8	30.0	28.5	56.4	43.9	41.5
Clover	1.5	3.8	9.0	35.5	7.4	10.1
Transmission	6.2	4.7	9.3	40.0	45.3	38.7
Combustion turbine facilities	8.5	4.9	32.0	41.0	33.5	85.5
Other	0.9	0.2	0.5	0.4	0.5	0.5
Total	$52.9	$55.7	$98.9	$191.0	$149.5	$191.6

Nearly all of our capital expenditures consist of additions to electric plant and equipment. Capital expenditures for North Anna include $41.8 million, $34.4 million, and $29.2 million, for 2026, 2027, and 2028, respectively, for costs related to license extension. Projected capital expenditures for transmission include costs related to transmission facility upgrades in accordance with PJM planning processes. Projected capital expenditures for combustion turbine facilities include costs related to uprate projects. Projected capital expenditures for Clover for 2026 include costs related to the project to rebuild the main generator for Unit 2. We intend to use our cash flow from operations, funds from our 2025 debt issuance, borrowings under our revolving credit facility, and, if needed, issuances of additional debt in the capital markets to fund all of our currently projected capital requirements through 2028.

Power Purchase and Natural Gas Agreements

Under the terms of most of our power purchase and natural gas agreements, we typically agree to provide collateral under certain circumstances and require comparable terms from our counterparties. The collateral we may be required to post with a counterparty, and vice versa, is normally a function of the collateral thresholds we negotiate with a counterparty relative to a range of credit ratings as well as the value of our transaction(s) under a contract with a respective counterparty. As of December 31, 2025, we were not required to post collateral with counterparties pursuant to the power purchase and natural gas agreements we have in place.

Typically, collateral thresholds under our contracts are zero once an entity is rated below investment grade by S&P or Moody’s (i.e., “BBB-” or “Baa3,” respectively). As of December 31, 2025, if our credit ratings had been below investment grade we estimate we would have been obligated to post between $25 million and $75 million of collateral with our counterparties. This calculation is based on power and natural gas prices on December 31, 2025, and delivered power and natural gas for which we had not yet paid. Depending on the difference between the price of power and natural gas under our agreements and the price of power and natural gas in the market at the time of the calculation, this amount could increase or decrease. S&P, Moody’s, and Fitch currently rate our outstanding obligations issued under our Indenture at “A+,” “A1,” and “A+,”

respectively. Additionally, we have an issuer credit rating of “A+” from S&P, and an implied senior unsecured rating of “A+” from Fitch.

PJM requires that we provide collateral to support our obligations in connection with certain PJM transactions and as of December 31, 2025, we had posted collateral totaling $7.6 million. In accordance with its credit policy, PJM subjects each member of PJM to a credit evaluation. A material change in our financial condition, including the downgrading of our credit rating by any rating agency, could cause PJM to re-evaluate our creditworthiness and require that we provide additional collateral. As of December 31, 2025, if PJM had determined that we needed to provide additional collateral to support our obligations as a result of our creditworthiness, PJM could have asked us to provide up to approximately $26.5 million.

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

The fair value of the hedging instruments we use to mitigate market price risk is impacted by changes in market prices. As of December 31, 2025, we estimate that the fair value of our purchased power agreements, forward purchases of natural gas, and renewable energy credits held for sale was between $1.6 billion and $1.7 billion. Approximately 49% of the fair value of this portfolio is estimable using observable market prices. The remaining 51% of the fair value of this portfolio is related to less liquid products and the fair values of these products are not directly estimable using observable market prices. In the absence of observable market prices, the valuation of the 51% of this portfolio that relates to less liquid products involves management judgment, the use of estimates, and the underlying assumptions in our portfolio model. As a result, changes in estimates and underlying assumptions or use of alternate valuation methods could affect the estimated fair value of this portfolio. As an example of our portfolio’s exposure to market price risk, we estimate that a 10% change in the price of the commodities hedged by the portion of this portfolio with observable market prices would have changed the fair value of this portion of the portfolio by approximately $81.2 million as of December 31, 2025. To the extent all or portions of our portfolio are liquidated above or below our original cost, these gains or losses are factored into the costs billed to our member distribution cooperatives pursuant to our formula rate. See “Factors Affecting Results—Formula Rate” in Item 7.

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

Interest Rate Risk and Equity Price Risk

In 2025, all of our outstanding long-term debt accrued interest at fixed rates.

We maintain a revolving credit facility. See “Liquidity and Capital Resources—Sources—Revolving Credit Facility” in Item 7. Any amounts we borrow under this facility will accrue interest at a variable rate. As of December 31, 2025, we did not have any borrowings outstanding under this facility; however, the effective interest rate for any borrowings would have been 4.89%. As of December 31, 2024, we had outstanding under this facility $65.0 million in borrowings at a blended interest rate of 5.61%. As of December 31, 2025 and 2024 we did not have any letters of credit outstanding under this facility. We estimate that a 10% change in the weighted average interest rate would not have had a material effect on our interest expense as of December 31, 2025.

We accrue decommissioning costs over the expected service life of North Anna and have made periodic deposits to a trust so that the trust balance will cover the estimated costs to decommission North Anna at the time of decommissioning. As of December 31, 2025, $238.3 million and $101.9 million, were invested in equity securities and debt securities, respectively. The value of these debt and equity securities will be impacted by changes in interest rates and price fluctuations in debt and equity markets. To minimize adverse changes in the aggregate value of the trust, we actively monitor our portfolio by measuring the performance of the investments against market indices and by maintaining and reviewing established target allocation percentages of assets in the trust to various investment options. We believe the trust’s exposure to changes in interest rates and price fluctuations in debt and equity markets will not have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Report of Management on ODEC’s Internal Control over Financial Reporting

Management of Old Dominion Electric Cooperative (“ODEC”) has assessed ODEC’s internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2025, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

March 17, 2026

/s/ Christopher F. Cosby	/s/ Bryan S. Rogers
Christopher F. Cosby	Bryan S. Rogers
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Old Dominion Electric Cooperative

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Old Dominion Electric Cooperative (the Cooperative) as of December 31, 2025 and 2024, the related consolidated statements of revenues, expenses, and patronage capital and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Cooperative at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

At December 31, 2025 the Cooperative’s nuclear asset retirement obligation (“ARO”) at North Anna totaled $188.9 million. As described in Note 3 to the consolidated financial statements, the Cooperative’s ARO associated with the legal obligation to retire North Anna Unit 1 and Unit 2 is recognized at fair value when incurred and capitalized as part of the related long-lived asset. The ARO is based on estimates and assumptions including the cost and method of decommissioning and the timing of the related cash flows, and the license period of the nuclear plant. New decommissioning studies are performed periodically or whenever factors indicate that there could be a material change to the estimate. The Cooperative, with the assistance of third-party experts, performed an updated decommissioning study in 2024. The Cooperative is not aware of any events that have occurred since the 2024 study that would materially impact the ARO estimate.

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

How We Addressed the Matter in Our Audit

To test the ARO estimate, our audit procedures included testing the significant assumptions described above and the completeness and accuracy of the underlying data used by the Cooperative in its estimate. For example, we compared current year regulatory requirements and recent market data to the information used by the Cooperative. We involved a specialist to assist in our evaluation of the factors discussed above that could impact the Cooperative’s retirement obligation.

/s/ Ernst & Young LLP
We have served as the Cooperative’s auditor since 2000.
Richmond, Virginia
March 17, 2026

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	2025	2024
ASSETS:	(in thousands)
Electric Plant:
Property, plant, and equipment	$2,616,856	$2,590,904
Less accumulated depreciation	(1,292,398)	(1,227,806)
Net Property, plant, and equipment	1,324,458	1,363,098
Nuclear fuel, at amortized cost	19,183	13,554
Construction work in progress	157,532	92,499
Net Electric Plant	1,501,173	1,469,151
Investments:
Nuclear decommissioning trust	340,568	292,641
Unrestricted investments and other	2,270	2,249
Total Investments	342,838	294,890
Current Assets:
Cash and cash equivalents	168,449	40,689
Accounts receivable	50,058	4,557
Accounts receivable–members	156,093	118,202
Fuel, materials, and supplies	99,585	131,218
Prepayments and other	16,599	21,509
Total Current Assets	490,784	316,175
Deferred Charges and Other Assets:
Regulatory assets	8,866	38,975
Other assets	37,625	45,851
Total Deferred Charges and Other Assets	46,491	84,826
Total Assets	$2,381,286	$2,165,042
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$549,142	$500,407
Non-controlling interest	6,937	6,774
Total Patronage capital and Non-controlling interest	556,079	507,181
Long-term debt	1,074,652	874,893
Revolving credit facility	—	65,000
Total Long-term debt and Revolving credit facility	1,074,652	939,893
Total Capitalization	1,630,731	1,447,074
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	130,494	90,231
Accounts payable–members	15,349	67,352
Accrued expenses	5,942	5,392
Deferred energy	59,025	100,806
Total Current Liabilities	259,851	312,822
Deferred Credits and Other Liabilities:
Asset retirement obligations	216,791	209,872
Regulatory liabilities	256,163	167,561
Other liabilities	17,750	27,713
Total Deferred Credits and Other Liabilities	490,704	405,146
Total Capitalization and Liabilities	$2,381,286	$2,165,042

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF REVENUES, EXPENSES, AND PATRONAGE CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	2025	2024	2023
	(in thousands)
Operating Revenues	$1,333,147	$1,111,872	$1,082,391
Operating Expenses:
Fuel	272,923	193,035	193,081
Purchased power	543,251	362,257	312,833
Transmission	222,353	194,140	173,492
Deferred energy	(41,781)	70,104	114,538
Operations and maintenance	106,794	98,699	95,165
Administrative and general	55,243	49,565	41,841
Depreciation and amortization	71,108	70,258	69,573
Amortization of regulatory asset/(liability), net	(11,917)	13,301	2,080
Accretion of asset retirement obligations	6,919	6,289	6,077
Taxes, other than income taxes	8,949	9,353	8,614
Total Operating Expenses	1,233,842	1,067,001	1,017,294
Operating Margin	99,305	44,871	65,097
Other (expense)/income, net	(126)	(41)	(284)
Investment (expense)/ income, net	(2,343)	23,721	9,472
Interest charges, net	(47,881)	(56,526)	(61,332)
Income taxes (expense)/benefit	(57)	(65)	(110)
Net Margin including Non-controlling interest	48,898	11,960	12,843
Non-controlling interest	(163)	(188)	(290)
Net Margin attributable to ODEC	48,735	11,772	12,553
Patronage Capital - Beginning of Period	500,407	488,635	476,082
Patronage Capital - End of Period	$549,142	$500,407	$488,635

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	2025	2024	2023
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$48,898	$11,960	$12,843
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	71,108	70,258	69,573
Other non-cash charges	17,615	17,581	17,173
Change in current assets	(46,849)	(5,796)	(924)
Change in deferred energy	(41,781)	70,104	114,538
Change in current liabilities	(25,758)	38,546	(164,849)
Change in regulatory assets and liabilities	63,761	66,137	(106,202)
Change in other assets and other liabilities	(1,723)	(11,341)	41,580
Net Cash Provided by (Used for) Operating Activities	85,271	257,449	(16,268)
Investing Activities:
Purchases of available for sale securities	(97,177)	(15,000)	—
Proceeds from sale of available for sale securities	97,085	15,000	—
Change in other investments	7,080	(17,335)	(5,925)
Electric plant additions	(98,898)	(55,668)	(52,943)
Net Cash Used for Investing Activities	(91,910)	(73,003)	(58,868)
Financing Activities:
Issuance of long-term debt	250,000	—	—
Debt issuance costs	(1,560)	—	(752)
Payments of long-term debt	(49,041)	(49,041)	(49,041)
Draws on revolving credit facility	185,000	246,500	528,000
Repayments on revolving credit facility	(250,000)	(372,500)	(387,000)
Net Cash Provided by (Used for) Financing Activities	134,399	(175,041)	91,207
Net Change in Cash and Cash Equivalents	127,760	9,405	16,071
Cash and Cash Equivalents - Beginning of Period	40,689	31,284	15,213
Cash and Cash Equivalents - End of Period	$168,449	$40,689	$31,284

The accompanying notes are an integral part of the consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

General

The accompanying financial statements reflect the consolidated accounts of Old Dominion Electric Cooperative and TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities, and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $6.9 million and $6.8 million, as of December 31, 2025 and December 31, 2024, respectively. The income taxes reported on our Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC, which is a taxable corporation. As TEC is 100% owned by our Class A members, its equity is presented as a non-controlling interest on our consolidated financial statements. Our non-controlling, 50% or less, ownership interest in other entities for which we have significant influence is recorded using the equity method of accounting. We have a power sales contract with TEC under which we may sell to TEC, power that we do not need to meet the needs of our member distribution cooperatives. TEC then sells this power to the market under market-based rate authority granted by FERC. During 2025 and 2024, we did not sell excess power to TEC. During 2023, we sold excess power to TEC, and TEC had sales to third parties. Additionally, we have a separate contract under which we may purchase natural gas from TEC; however, we have not purchased natural gas from TEC in recent years. TEC does not engage in speculative trading.

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

Depreciation

We use the group method of depreciation and periodically conduct depreciation studies and update rates, if necessary. Our depreciation rates for the past three years were as follows:

	Depreciation Rates
Generating Facility	2025	2024	2023
Wildcat Point	3.1%	3.1%	3.1%
North Anna	3.3	3.3	3.3
Clover	1.9	1.9	1.9
Louisa	3.1	3.1	3.1
Marsh Run	3.0	3.0	3.0

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

Under the Nuclear Waste Policy Act of 1982, the DOE is required to provide for the permanent disposal of spent nuclear fuel produced by nuclear facilities, such as North Anna, in accordance with contracts executed with the DOE. The DOE did not begin accepting spent fuel in 1998 as specified in its contract with Virginia Power. As a result, Virginia Power sought reimbursement for certain spent nuclear fuel-related costs incurred and in 2012 signed a settlement agreement with the DOE. By mutual agreement of the parties, the settlement agreement is extendable to provide for resolution of damages. In December 2025, the DOE provided notification that it intends to extend the settlement agreement to provide for periodic payments for damages incurred through December 31, 2028, and future additional extensions are contemplated by the settlement agreement. We continue to recognize receivables for certain spent nuclear fuel-related costs. We believe the recovery of these costs from the DOE is probable. As of December 31, 2025 and 2024, we had an outstanding receivable of $3.2 million and $3.7 million, respectively.

Fuel, Materials, and Supplies

Fuel, materials, and supplies is primarily composed of fuel and spare parts for our generating assets, renewable energy credits, and emission allowances, all of which are recorded at cost. Fuel consists primarily of coal and No. 2 fuel oil.

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction is defined as the net cost of borrowed funds used for construction purposes during the construction period and a reasonable rate on other funds when so used. We capitalize interest on borrowings for significant construction projects. Interest capitalized in 2025, 2024, and 2023, was $3.3 million, $2.3 million, and $1.4 million, respectively.

Income Taxes

We are a not-for-profit wholesale power supply cooperative and currently are exempt from federal income taxation under IRC Section 501(c)(12). In order to maintain our tax-exempt status, we must receive at least 85%

of our income from our members on an annual basis. We maintained our tax-exempt status as of December 31, 2025.

TEC is a taxable corporation and its provision for income taxes was immaterial for the years ended December 31, 2025, 2024, and 2023.

Zero-emission Nuclear Power Production Tax Credit

The Inflation Reduction Act of 2022 provides for the zero-emission nuclear power production tax credit for electricity produced at a qualified nuclear power facility, including North Anna, and sold to an unrelated third party beginning in 2024. In November 2025, we filed a claim for $24.3 million in zero-emission nuclear power production tax credit and elected direct pay reimbursement for tax year 2024 based on existing guidance. Additionally, we recorded $19.2 million in zero-emission nuclear power production tax credit for tax year 2025 that we expect to seek direct pay reimbursement to be reflected on our 2025 tax return. We have established a receivable as well as a regulatory liability for $43.5 million. The ultimate zero-emission nuclear power production tax credit realized by us may vary significantly based on future IRS guidance.

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

The rates we charge our member distribution cooperatives are regulated by FERC and FERC has granted us authority to charge our member distribution cooperatives utilizing both a formula rate and market-based rates.

Our operating revenues for the past three years were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$569,491	$537,002	$571,109
Renewable energy credits	529	737	375
Demand revenues	547,876	488,114	431,399
Total Formula rate revenues	1,117,896	1,025,853	1,002,883
Market-based rates:
Energy revenues	126,600	41,216	18,880
Demand revenues	27,245	8,291	2,568
Total Market-based rates revenues	153,845	49,507	21,448

Total Member distribution cooperatives revenues	1,271,741	1,075,360	1,024,331

Non-members:
Energy revenues (1)	37,180	11,563	33,760
Renewable energy credits	24,226	24,949	24,300
Total Non-member revenues	61,406	36,512	58,060

Total operating revenues	$1,333,147	$1,111,872	$1,082,391

(1)
TEC did not have sales to non-members in 2025 and 2024. TEC's sales to non-members were $8.9 million for the year ended December 31, 2023.

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

The rates we charge our member distribution cooperatives are regulated by FERC and FERC has granted us authority to charge our member distribution cooperatives utilizing both a formula rate and market-based rates. In accordance with our wholesale power contracts with our member distribution cooperatives, we sell power to them utilizing a formula rate. An exception in the formula rate allows our member distribution cooperatives to elect to utilize market-based rates for new and expanding loads that meet certain criteria.

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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Margin Stabilization adjustment	$14,544	$8,349	$3,298

Member Power Bill Payment Plan

We maintain a program which allows our member distribution cooperatives to prepay or extend payment on their monthly power bills. Under this program, we pay interest on prepayment balances at a blended investment and short-term borrowing rate, and we charge interest on extended payment balances at a blended prepayment and short-term borrowing rate. Amounts prepaid by our member distribution cooperatives are included in accounts payable–members and as of December 31, 2025 and 2024, were $0.8 million and $58.4 million, respectively. Amounts extended to our member distribution cooperatives are included in accounts receivable–members and as of December 31, 2025 and 2024, were $29.1 million and $16.0 million, respectively.

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

Debt Issuance Costs

Capitalized costs associated with the issuance of long-term debt totaled $5.2 million and $4.0 million as of December 31, 2025 and 2024, respectively, and are included as a direct reduction to long-term debt. Capitalized costs associated with our revolving credit facility totaled $0.4 million and $0.5 million as of December 31, 2025 and 2024, respectively, and are recorded in other assets. These costs are being amortized using the effective interest method over the life of the respective long-term debt issuances and revolving credit facility, and are included in interest charges, net.

Deferred Energy

In accordance with Accounting for Regulated Operations, we use the deferral method of accounting to recognize differences between our energy revenues collected from our member distribution cooperatives and our energy expenses. The deferred energy balance represents the net accumulation of any under- or over-collection of energy costs. Under-collected energy costs appear as an asset and will be collected from our member distribution cooperatives in subsequent periods through our formula rate. Conversely, over-collected energy costs appear as a liability and will be returned to our member distribution cooperatives in subsequent periods through our formula rate. As of December 31, 2025 and 2024, we had an over-collected deferred energy balance of $59.0 million and $100.8 million, respectively.

The following table summarizes the changes to our total energy rate since 2023, which were implemented to address the differences in our realized as well as projected energy costs:

Effective Date of Rate Change	% Change
January 1, 2023	(1.5)
August 1, 2023	(14.8)
January 1, 2024	(7.0)
July 1, 2024	(3.5)
January 1, 2025	(6.4)
June 1, 2025	16.4
January 1, 2026	(1.1)

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

Our board of directors approved an additional equity contribution of $38.5 million that was collected in 2025, and an additional equity contribution of $27.5 million that will be collected in 2026. Additional equity contributions are collected through rates charged to our member distribution cooperatives and are used to fund future capital expenditures.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, investments, derivatives, and receivables arising from sales to our members and non-members. Concentrations of credit risk with respect to receivables arising from sales to our member distribution cooperatives as reflected by accounts receivable–members were $156.1 million and $118.2 million, as of December 31, 2025 and 2024, respectively.

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

NOTE 2—Electric Plant

Our net electric plant was composed of the following as of December 31, 2025:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$887,548	$462,761	$703,507	$453,306	$109,734	$2,616,856
Accumulated depreciation	(202,856)	(305,825)	(454,721)	(290,008)	(38,988)	(1,292,398)
Net Property, plant, and equipment	684,692	156,936	248,786	163,298	70,746	1,324,458
Nuclear fuel, at amortized cost	—	19,183	—	—	—	19,183
Construction work in progress	82	89,703	12,751	37,272	17,724	157,532
Net Electric Plant	$684,774	$265,822	$261,537	$200,570	$88,470	$1,501,173

Our net electric plant was composed of the following as of December 31, 2024:

	Wildcat Point	North Anna	Clover	Combustion Turbine Facilities	Other	Total
	(in thousands)
Property, plant, and equipment	$886,606	$446,482	$701,852	$449,324	$106,640	$2,590,904
Accumulated depreciation	(177,246)	(294,035)	(442,621)	(277,220)	(36,684)	(1,227,806)
Net Property, plant, and equipment	709,360	152,447	259,231	172,104	69,956	1,363,098
Nuclear fuel, at amortized cost	—	13,554	—	—	—	13,554
Construction work in progress	94	76,797	3,447	1,783	10,378	92,499
Net Electric Plant	$709,454	$242,798	$262,678	$173,887	$80,334	$1,469,151

Wildcat Point

We own Wildcat Point, a 980 MW (net capacity entitlement) natural gas-fueled combined cycle generation facility.

North Anna

We hold an 11.6% undivided ownership interest in North Anna, a two-unit, 1,892 MW (net capacity entitlement) nuclear power generation facility operated by Virginia Power, which owns the balance of the plant. We are responsible for and must fund 11.6% of all post-acquisition date additions and operating costs associated with North Anna, as well as a pro-rata portion of Virginia Power’s administrative and general expenses directly attributable to North Anna. Our portion of assets, liabilities, and operating expenses associated with North Anna are included on our consolidated financial statements in accordance with proportionate consolidation accounting. As of December 31, 2025 and 2024, we had an outstanding accounts payable balance of $13.3 million and $10.7 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at North Anna.

Clover

We hold a 50% undivided ownership interest in Clover, a two-unit, 877 MW (net capacity entitlement) coal-fired generation facility operated by Virginia Power, which owns the balance of the plant. We are responsible for and must fund half of all additions and operating costs associated with Clover, as well as half of Virginia Power’s administrative and general expenses directly attributable to Clover. Our portion of assets, liabilities, and operating expenses associated with Clover are included on our consolidated financial statements in accordance with proportionate consolidation accounting. As of December 31, 2025 and 2024, we had an outstanding accounts payable balance of $16.3 million and $10.7 million, respectively, due to Virginia Power for operation, maintenance, and capital investment at Clover.

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

A significant portion of our asset retirement obligations relates to our share of the future costs to decommission North Anna. As of December 31, 2025 and 2024, our share of North Anna’s nuclear decommissioning asset retirement obligation totaled $188.9 million and $183.2 million, respectively. Periodically, a new decommissioning study for North Anna is performed by third-party experts. A new study was performed in 2024, and we adopted it effective December 31, 2024, which resulted in an additional layer related to the asset retirement obligation associated with North Anna. The additional layer resulted in an increase to our asset retirement cost and our asset retirement obligation of $6.8 million. The increase is related to costs associated with spent fuel as a result of the DOE delay for acceptance of spent fuel, as well as the change in the market risk premium and inflation rates utilized to calculate our costs. We are required to maintain a funded trust to satisfy our future obligation to decommission the North Anna facility. See Note 8—Investments.

The following represents changes in our asset retirement obligations for the years ended December 31, 2025 and 2024 (in thousands):

Asset retirement obligations as of December 31, 2023	$196,747
Accretion expense	6,289
Increase in asset retirement obligations - new layer	6,836
Asset retirement obligations as of December 31, 2024	$209,872
Accretion expense	6,919
Asset retirement obligations as of December 31, 2025	$216,791

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

NOTE 4—Power Purchase Agreements

In 2025, 2024, and 2023, our owned generating facilities together furnished approximately 44.7%, 43.6%, and 52.5%, respectively, of our energy requirements. The remaining needs were satisfied through purchases of power in the market through long-term and short-term physically-delivered forward power purchase contracts. We also purchased power in the spot energy market. This approach to meeting our member distribution cooperatives’ energy requirements is not without risks. To mitigate these risks, we attempt to match our energy purchases with our energy needs to reduce our spot market purchases of energy and sales of excess energy. Additionally, we utilize policies, procedures, and various hedging instruments to manage our power market price risks. These policies and procedures, developed in consultation with ACES, an energy trading and risk management company, are designed to strike an appropriate balance between minimizing costs and reducing energy cost volatility. We are required to post collateral from time to time due to changes in power prices. As of December 31, 2025 and 2024, we were not required to post collateral with counterparties. Additionally, PJM requires that we provide collateral to support our obligations in connection with certain PJM transactions. As of December 31, 2025 and 2024, we had posted $7.6 million and $13.1 million, respectively.

Our purchased power expense, which includes the cost of purchased energy and capacity, for 2025, 2024, and 2023 was $543.3 million, $362.3 million, and $312.8 million, respectively.

As of December 31, 2025, our power purchase obligations under the various agreements were as follows:

Year Ended December 31,	Capacity and Energy Obligations
(in millions)
2026	$143.6
2027	104.1
2028	32.9
$280.6

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

An exception to the all-requirements obligations of our member distribution cooperatives relates to the ability of our eight mainland Virginia member distribution cooperatives to purchase hydroelectric power allocated to them from SEPA, a federal power marketing administration. Purchases under this exception constituted less than 1% of our member distribution cooperatives’ total energy requirements in 2025.

There are two additional exceptions to the all-requirements nature of our wholesale power contracts.

One exception permits each of our member distribution cooperatives, with 180 days prior written notice, to receive up to the greater of 5% of its demand and associated energy or 5 MW of demand and associated energy from its owned generation or other suppliers. The member distribution cooperative may return this load with proper notice. If all of our member distribution cooperatives elected to fully utilize this exception, we estimate the current impact on our load requirements would be a reduction of approximately 183 MW of demand and associated energy. As of December 31, 2025, approximately 16 MW of demand and associated energy had been removed under this provision. We do not anticipate that the current or potential full utilization of this exception or the return of all removed load by our member distribution cooperatives would have a material impact on our results of operations, financial condition, or cash flows.

The second exception permits a member distribution cooperative to purchase additional power from other suppliers following approval by our board of directors. In this case, if an opportunity is presented to a member distribution cooperative to purchase a component of its all-requirements service from another supplier in excess of the first exception described above, the member distribution cooperative must offer that opportunity to us. If we decline the opportunity or we are otherwise unable to agree on an acceptable contract with the supplier, then the member distribution cooperative may purchase that component of service from the other supplier, subject to our ability to eliminate other purchases and a determination by our board of directors that use of the exception will not materially adversely affect us or our other member distribution cooperatives. Beginning in 2024, opportunities to purchase the power requirements to serve substantially large loads were presented to us, and we declined the opportunities. We continue to evaluate these opportunities as they arise.

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

Revenues from our member distribution cooperatives for the past three years were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Rappahannock Electric Cooperative	$356.4	$333.0	$312.4
Mecklenburg Electric Cooperative	212.0	101.9	71.0
Shenandoah Valley Electric Cooperative	205.3	189.9	192.1
Delaware Electric Cooperative, Inc.	160.0	141.2	148.1
Choptank Electric Cooperative, Inc.	98.6	89.6	95.7
Southside Electric Cooperative	84.0	79.7	74.5
A&N Electric Cooperative	64.5	58.3	56.7
Prince George Electric Cooperative	30.7	29.3	27.0
Northern Neck Electric Cooperative	27.0	25.7	21.7
Community Electric Cooperative	18.6	15.3	13.9
BARC Electric Cooperative	14.6	11.5	11.2
Total	$1,271.7	$1,075.4	$1,024.3

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$366	$366	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	340,202	—	—	—
Unrestricted investments and other (3)	86	—	86	—
Derivatives - gas and power (4)	16,365	—	472	15,893
Total Financial Assets	$357,019	$366	$558	$15,893

Derivatives - gas and power (4)	$13,360	$13,125	$235	$—
Total Financial Liabilities	$13,360	$13,125	$235	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$93,648	$93,648	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	198,993	—	—	—
Unrestricted investments and other (3)	108	—	108	—
Derivatives - gas and power (4)	8,764	—	6,448	2,316
Total Financial Assets	$301,513	$93,648	$6,556	$2,316

Derivatives - gas and power (4)	$26,753	$26,054	$699	$—
Total Financial Liabilities	$26,753	$26,054	$699	$—

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
(4)
Derivatives - gas and power represent natural gas futures contracts (Level 1 and Level 2) and financial transmission rights (Level 3). Level 1 are indexed against NYMEX. Level 2 are valued by ACES using observable market inputs for similar transactions. Level 3 are valued by ACES using unobservable market inputs, including situations where there is little market activity. Sensitivity in the market price of financial transmission rights could impact the fair value. For additional information about our derivative financial instruments, see Note 1—Summary of Significant Accounting Policies—Financial Instruments (including Derivatives).

NOTE 7—Derivatives and Hedging

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation. In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk. To manage this exposure, we utilize derivative instruments. See Note 1—Summary of Significant Accounting Policies—Financial Instruments (including Derivatives).

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating activities section of our Consolidated Statements of Cash Flows.

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
	Unit of	As of December 31,
Commodity	Measure	2025	2024
Natural gas	MMBTU	105,060,000	113,120,000
Purchased power - financial transmission rights	MWh	7,247,703	7,621,183

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
	Balance Sheet	As of December 31,
	Location	2025	2024
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$472	$6,448
Financial transmission rights	Other assets	15,893	2,316
Total derivatives in an asset position		$16,365	$8,764

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$13,360	$26,753
Total derivatives in a liability position		$13,360	$26,753

The Effect of Derivative Instruments on the Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Years Ended December 31, 2025 and 2024

Amount of Gain
Amount of Gain	Location of	(Loss) Reclassified
(Loss) Recognized	Gain (Loss)	from Regulatory
in Regulatory	Reclassified	Asset/Liability
Asset/Liability for	from Regulatory	into Income for
Derivatives Accounted for	Derivatives as of	Asset/Liability	the Year
Utilizing Regulatory Accounting	December 31,	into Income	Ended December 31,
2025	2024	2025	2024
(in thousands)	(in thousands)
Natural gas futures contracts	$(11,411)	$(22,219)	Fuel	$(14,948)	$(57,872)
Purchased power	15,893	2,316	Purchased Power	12,194	(2,155)
Total	$4,482	$(19,903)	$(2,754)	$(60,027)

NOTE 8—Investments

Investments were as follows as of December 31, 2025 and 2024:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
December 31, 2025
Nuclear decommissioning trust (1)
Debt securities	$99,388	$2,471	$—	$101,859	$101,859
Equity securities	97,560	141,444	(661)	238,343	238,343
Cash and other	366	—	—	366	366
Total Nuclear Decommissioning Trust	$197,314	$143,915	$(661)	$340,568	$340,568

Other
Equity securities	$75	$11	$—	$86	$86
Non-marketable equity investments	2,184	2,188	—	4,372	2,184
Total Other	$2,259	$2,199	$—	$4,458	$2,270
					$342,838
December 31, 2024
Nuclear decommissioning trust (1)
Debt securities	$108,556	$—	$(14,958)	$93,598	$93,598
Equity securities	95,731	107,329	(4,067)	198,993	198,993
Cash and other	50	—	—	50	50
Total Nuclear Decommissioning Trust	$204,337	$107,329	$(19,025)	$292,641	$292,641

Other
Equity securities	$83	$25	$—	$108	$108
Non-marketable equity investments	2,141	2,164	—	4,305	2,141
Total Other	$2,224	$2,189	$—	$4,413	$2,249
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

Contractual maturities of debt securities as of December 31, 2025, were as follows:

	Less than			More than
Description	1 year	1-5 years	5-10 years	10 years	Total
	(in thousands)
Other (1)	$—	$—	$101,859	$—	$101,859
Total	$—	$—	$101,859	$—	$101,859

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

NOTE 9—Regulatory Assets and Liabilities

In accordance with Accounting for Regulated Operations, we record regulatory assets and liabilities that result from our ratemaking. Our regulatory assets and liabilities as of December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
	(in thousands)
Regulatory Assets:
Unamortized losses on reacquired debt	$288	$408
Deferred asset retirement costs	164	181
NOVEC contract termination fee	7,341	9,787
Interest rate hedge	1,073	1,196
Deferred net unrealized losses on derivative instruments	—	19,903
Deferred transmission costs	—	7,500
Total Regulatory Assets	$8,866	$38,975

Regulatory Liabilities:
North Anna asset retirement obligation deferral	$64,877	$79,257
North Anna nuclear decommissioning trust unrealized gain	143,254	88,304
Deferred net unrealized gains on derivative instruments	4,483	—
Deferred zero-emission nuclear power production tax credit	43,549	—
Total Regulatory Liabilities	$256,163	$167,561

Regulatory Liabilities included in Current Liabilities:
Deferred energy	$59,025	$100,806

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
•
Deferred transmission costs were amortized in 2025.

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
•
Deferred zero-emission nuclear power production tax credit reflects the deferred tax credits totaling $43.5 million. See Note 1—Summary of Significant Accounting Policies—Zero-emission Nuclear Power Production Tax Credit.

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

NOTE 10—Long-term Debt

Long-term debt consists of the following:

	As of December 31,
	2025	2024
	(in thousands)
$250,000,000 principal amount of First Mortgage Bonds, 2025 Series A due 2052 at an interest rate of 5.37%	$250,000	$—
$250,000,000 principal amount of First Mortgage Bonds, 2017 Series A due 2037 at an interest rate of 3.33%	150,000	162,500
$260,000,000 principal amount of First Mortgage Bonds, 2015 Series A due 2044 at an interest rate of 4.46%	260,000	260,000
$72,000,000 principal amount of First Mortgage Bonds, 2015 Series B due 2053 at an interest rate of 4.56%	72,000	72,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series A due 2043 at an interest rate of 4.21%	50,000	50,000
$50,000,000 principal amount of First Mortgage Bonds, 2013 Series B due 2053 at an interest rate of 4.36%	50,000	50,000
$90,000,000 principal amount of First Mortgage Bonds, 2011 Series A due 2040 at an interest rate of 4.83%	45,000	48,000
$165,000,000 principal amount of First Mortgage Bonds, 2011 Series B due 2040 at an interest rate of 5.54%	123,750	132,000
$95,000,000 principal amount of First Mortgage Bonds, 2011 Series C due 2050 at an interest rate of 5.54%	59,375	61,750
$250,000,000 principal amount of 2003 Series A Bonds due 2028 at an interest rate of 5.676%	31,248	41,664
$300,000,000 principal amount of 2002 Series B Bonds due 2028 at an interest rate of 6.21%	37,500	50,000
	1,128,873	927,914
Debt issuance costs	(5,180)	(3,980)
Current maturities	(49,041)	(49,041)
	$1,074,652	$874,893

As of December 31, 2025 and 2024, deferred gains and losses on reacquired debt totaled a net loss of approximately $0.3 million and $0.4 million, respectively. Deferred gains and losses on reacquired debt are deferred under regulatory accounting. See Note 9—Regulatory Assets and Liabilities.

Maturities of long-term debt for the next five years and thereafter are as follows:

Year Ended December 31,	(in thousands)
2026	$49,041
2027	49,041
2028	49,041
2029	36,542
2030	36,542
2031 and thereafter	908,666
$1,128,873

The aggregate fair value of long-term debt was $1,038.3 million and $825.3 million as of December 31, 2025 and 2024, respectively, based on current market prices. For debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

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

NOTE 11—Liquidity Resources

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under the credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of December 31, 2025, we did not have any amounts outstanding under this facility; however the interest rate would have been 4.89%. As of December 31, 2024, we had outstanding under this facility $65.0 million in borrowings at a blended interest rate of 5.61%. As of December 31, 2025 and 2024, we did not have any letters of credit outstanding under this facility.

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

As of December 31, 2025, we were in compliance with the credit agreement.

NOTE 12—Employee Benefit Plans

Substantially all of our employees participate in the NRECA Retirement Security Plan, a noncontributory, defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the IRC. It is considered a multi-employer plan under accounting standards. The legal name of the plan is the NRECA Retirement Security Plan; the employer identification number is 53–0116145, and the plan number is 333. Plan information is available publicly through the annual Form 5500, including attachments. The plan year is January 1 through December 31. In total, the NRECA Retirement Security Plan was over 80% funded on January 1, 2025 and 2024, based on the PPA funding target and PPA actuarial value of assets on those dates. The cost of the plan is funded annually by payments to NRECA to ensure that annuities in amounts established by the plan will be available to individual participants upon their retirement. There has been no funding improvement plan or rehabilitation plan implemented nor is one pending, and we did not pay a surcharge to the plan for 2025.

Our required contribution to the NRECA Retirement Security Plan totaled $4.3 million, $4.3 million, and $4.1 million in 2025, 2024, and 2023, respectively. In each of these years, our contributions represented less than 5% of the total contributions made to the plan by all participating employers.

Beginning in 2019, we adopted the Executive Benefit Restoration Plan, which is intended to provide a supplemental benefit for employees who would have a reduction in their pension benefit from the NRECA Retirement Security Plan because of the IRC limitations. As of December 31, 2025 and December 31, 2024, we have recorded a liability of $1.1 million and $0.6 million, respectively, in other liabilities.

Pension expense, inclusive of administrative fees, was $5.1 million, $4.7 million, and $3.6 million for 2025, 2024, and 2023, respectively. In 2023, pension expense included a credit of $1.0 million to remove the accrued benefit related to the Executive Pension Restoration Plan for our previous former President and CEO, Mr. Marcus M. Harris, which was forfeited upon his resignation in September 2023.

We have a defined contribution 401(k) retirement plan and we match up to the first 2% of each participant’s base salary. Our matching contributions were $0.4 million in 2025, and $0.3 million in 2024 and 2023.

NOTE 13—Supplemental Cash Flows Information

Cash paid for interest, net of amounts capitalized, in 2025, 2024, and 2023, was $47.0 million, $56.7 million, and $59.8 million, respectively. Cash paid for income taxes was immaterial in 2025, 2024, and 2023. Accrued capital expenditures in 2025, 2024, and 2023 were $24.2 million, $9.7 million, and $11.2 million, respectively.

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

Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $16.3 billion of liability protection on a per site, per nuclear incident basis, via obligations required of owners of nuclear power plants, and allows for an inflationary provision adjustment every five years. During the first quarter of 2024, the total liability protection per nuclear incident available to all participants in the secondary financial protection program increased from $16.2 billion to $16.3 billion. This increase does not impact Virginia Power or our responsibility per active unit under the Price-Anderson Amendments Act of 1988. Owners of nuclear facilities could be assessed up to $166 million for each of their licensed reactors not to exceed $25 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. Virginia Power is responsible for operating North Anna. Under several of the nuclear insurance policies procured by Virginia Power to which we are a party, we are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance companies.

As a joint owner of North Anna, we are a party to the insurance policies that Virginia Power procures to limit the risk of loss associated with a possible nuclear incident at the station, as well as policies regarding general liability and property coverage. All policies are administered by Virginia Power, which charges us for our proportionate share of the costs.

Our share of the maximum retrospective premium assessments for the coverage assessments described above is estimated to be a maximum of $41.3 million as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management has assessed our internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2025, our system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria. We have not identified any material weaknesses in our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1.

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

Robert A. Book, II (55). President and CEO of Delaware Electric Cooperative, Inc. since November 2022. Mr. Book served as Senior Vice President of Delaware Electric Cooperative, Inc. from 2020 to 2022 and as Vice President, Member Services from 2015 to 2020. Mr. Book has been a director of ODEC since December 2022.

Michael K. Brown (66). Executive Director of the National Association of State Conservation Agencies since 2010. Mr. Brown has been a director of ODEC since January 2022 and a director of Delaware Electric Cooperative, Inc. since 2011.

Paul H. Brown (80). Retired, formerly Vice President of Commercial Lending at Bank of Southside Virginia where he served from 1995 to 2012. Mr. Brown has been a director of ODEC since 2013 and a director of Prince George Electric Cooperative since 2008.

William K. Buchanan (57). CEO of BARC Electric Cooperative since May 2022. Mr. Buchanan served as President and CEO of Northwestern Rural Electric Cooperative from 2019 to 2022. Mr. Buchanan has been a director of ODEC since May 2022.

John J. Burke, Jr. (69). Associate broker at Gunther McClary Real Estate since 2004. Mr. Burke has been a director of ODEC since 2016 and a director of Choptank Electric Cooperative, Inc. since 2010.

S. Keith Colonna (69). Retired, formerly President and CEO of Bayshore Concrete Products, Inc. where he served from 1978 to 2004. Mr. Colonna has been a director of ODEC since March 2025 and a director of A&N Electric Cooperative since 2024.

Chad N. Fowler (47). Operations manager of Trinity Acres Farms, LLC since 2000. Mr. Fowler has been a director of ODEC since 2016 and a director of Community Electric Cooperative since 2007.

Steven A. Harmon (64). President and CEO of Community Electric Cooperative since 2013. Mr. Harmon has been a director of ODEC since 2013.

John D. Hewa, Jr. (53). President and CEO of Rappahannock Electric Cooperative since 2020. Mr. Hewa served as COO of Rappahannock Electric Cooperative from January 2020 to August 2020 and served as Vice President Corporate Services from 2017 to 2019. Mr. Hewa has been a director of ODEC since 2020.

Jason C. Loehr (47). President and CEO of Southside Electric Cooperative since August 2022. Mr. Loehr served as CFO of Southside Electric Cooperative from 2019 to 2022. Mr. Loehr has been a director of ODEC since August 2022.

Cary J. Logan, Jr. (46). President and CEO of Mecklenburg Electric Cooperative since July 2024. Mr. Logan served as COO of Mecklenburg Electric Cooperative from May 2023 to June 2024. Mr. Logan served as President and CEO of Prince George Electric Cooperative from 2019 to April 2023. Mr. Logan was a director of ODEC from April 2019 to April 2023 and has been a director of ODEC since March 2024.

Micheal E. Malandro (49). President and CEO of Choptank Electric Cooperative, Inc. since 2019. Mr. Malandro served as President and CEO of Prince George Electric Cooperative from 2015 to 2019. Mr. Malandro has been a director of ODEC since 2015.

Richard E. McLendon (61). President and CEO of Northern Neck Electric Cooperative since May 2025. Mr. McLendon served as Interim President and CEO of Northern Neck Electric Cooperative from April 2025 to May 2025; served as Vice President Operations from 2022 to April 2025, and served as Vice President Member Services and Information Technology from 2010 to 2022. Mr. McLendon has been a director of ODEC since May 2025.

Franklin B. Myers (66). Mr. Myers is Vice President of M.M. Wright Inc., President of Gasburg Timber Corporation, President of Gasburg Land and Timber Corporation, and Vice President of Gasburg Equipment. Mr. Myers has been a director of ODEC since July 2024 and a director of Mecklenburg Electric Cooperative since 2006.

Suzanne S. Obenshain (63). Owner of SBVA Properties, LLC since 2005. Ms. Obenshain has been a director of ODEC since 2020 and a director of Shenandoah Valley Electric Cooperative since 2016.

Gregory S. Rogers (59). President and CEO of Shenandoah Valley Electric Cooperative since 2020. Mr. Rogers served as Acting CEO of Shenandoah Valley Electric Cooperative from April 2020 to July 2020 and as Vice President of Engineering and Operations from 2016 to 2020. Mr. Rogers has been a director of ODEC since 2020.

Keith L. Swisher (71). Owner/operator of Swisher Valley Farms, LLC since 1976. Mr. Swisher has been a director of ODEC since 2008 and a director of BARC Electric Cooperative since 1981.

Jesse R. Thomas, Jr. (65). Insurance salesperson at World Insurance since 2007. Mr. Thomas has been a director of ODEC since July 2022 and a director of Rappahannock Electric Cooperative since 2017.

William T. White (58). Insurance advisor at Virginia Farm Bureau since 1990. Mr. White has been a director of ODEC since September 2024 and a director of Southside Electric Cooperative since 2012.

Belvin Williamson, Jr. (62). President and CEO of A&N Electric Cooperative since 2016. Mr. Williamson has been a director of ODEC since 2016.

James A. Wise (66). Code Enforcement/Building Official, Westmoreland County, Virginia government since 1990. Mr. Wise has been a director of ODEC since December 2025 and a director of Northern Neck Electric Cooperative since 2007.

Sarat K. Yellepeddi (51). President and CEO of Prince George Electric Cooperative since April 2023. Mr. Yellepeddi served as COO of Prince George Electric Cooperative from 2019 to 2023. Mr. Yellepeddi has been a director of ODEC since 2023.

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

Christopher F. Cosby (51). President and Chief Executive Officer since February 1, 2025. Mr. Cosby served as Chief Operating Officer from October 2024 to January 31, 2025; as Senior Vice President and Chief Operating Officer from December 2023 to October 2024; as Senior Vice President of Power Supply from March 2022 to December 2023; Vice President of Regulatory Affairs from 2021 to 2022; and Director of Asset Management from 2018 to 2021.

Bryan S. Rogers (57). Senior Vice President and Chief Financial Officer since July 2018. Mr. Rogers joined ODEC in 1996 and has held various accounting positions, including Vice President and Controller from 2007 to June 2018.

John M. Robb, III (45). Senior Vice President and Chief Legal Officer since January 1, 2024. Mr. Robb joined ODEC in March 2023 and held the position of Deputy Chief Legal Officer until December 31, 2023. Mr. Robb served as a partner at Miles & Stockbridge P.C. from 2019 to 2023 and served as Chief Legal Officer and COO of HMR Funding LLC from 2017 to 2019. During his time at Miles & Stockbridge P.C. he performed legal services as outside counsel to ODEC.

Andrew M. Vehorn (45). Senior Vice President of Member Engagement since December 16, 2024, when he joined ODEC. Mr. Vehorn held the position of Vice President of Member and External Affairs at the Virginia, Maryland and Delaware Association of Electric Cooperatives from June 2015 to December 15, 2024.

Michael C. Wise (57). Senior Vice President and Chief Operating Officer since January 1, 2026. Mr. Wise served as Senior Vice President of Power Supply from October 2024 to December 31, 2025; Vice President of Operations and Asset Management from November 2022 to September 2024; Senior Director of Operations from 2021 to 2022; and Director of Operations from 2017 to 2021.

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

Named Executive Officers

For fiscal year 2025, our named executive officers (“NEOs”) include the following six individuals:

•
Christopher F. Cosby, President and Chief Executive Officer
•
Bryan S. Rogers, Senior Vice President and Chief Financial Officer
•
John M. Robb, III, Senior Vice President and Chief Legal Officer
•
Andrew M. Vehorn, Senior Vice President of Member Engagement
•
Michael C. Wise, Senior Vice President and Chief Operating Officer
•
John C. Lee, Jr., Former President and Chief Executive Officer

Compensation

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

Targeted Overall Compensation

Our compensation program utilizes detailed job descriptions for all of our employees including executive officers, with the exception of the President and CEO, as an instrument to establish benchmarked positions. The market compensation information for each position is derived from salary data provided by third parties through national compensation surveys and includes salary data for positions within the determined competitive labor market. Our job descriptions are reviewed annually and include job responsibilities, required knowledge, skills and abilities, and formal education and experience necessary to accomplish the requirements of the position which in turn helps us achieve operational goals. Utilizing this information, our human resources department determines a market-based salary for each position. A third-party consultant reviews the market-based salary data we compiled for reasonableness annually. We have defined market-based salary as approximately the 50th percentile of the market. Another third-party consultant created a performance appraisal instrument for the President and CEO position.

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

We also have a defined contribution 401(k) retirement plan that is available to all employees in regular positions. Under the 401(k) plan for 2025, employees could elect to have up to 100% or $23,500, whichever is less, of their salary withheld on a pre-tax basis, subject to Internal Revenue Service limitations, and invested on their behalf. We match up to the first 2% of each participant’s base salary. Also, there are two catch-up contribution limits available for participants in the plan. Once a participant attains age 50, there is a maximum catch-up contribution for 2025 of $7,500. Once a participant is between ages 60-63, there is a maximum catch-up contribution for 2025 of $11,250.

In addition, we have a non-qualified executive deferred compensation plan (the “Deferred Compensation Plan”). Our board of directors, at its discretion, determines who may participate in the Deferred Compensation Plan as well as an annual contribution for the benefit of our President and CEO, if any, up to the maximum amount permitted under IRC Section 457(b). Employees with the title of Vice President and above may participate in this plan. We made a $23,500 contribution to the plan for the benefit of our President and CEO in 2025. See “Deferred Compensation Plan” below.

Pension Restoration Plan

We participate in the Executive Benefit Restoration Plan to provide a supplemental benefit for executive officers who would have a reduction in the pension benefit from the NRECA Retirement Security Plan because of IRC limitations. Our President and CEO, Senior Vice President and CFO, Senior Vice President and CLO, Senior Vice President of Member Engagement, and Senior Vice President and COO, are currently the only participants in this plan.

Perquisites and Other Benefits

Our board of directors reviews the perquisites that our President and CEO receives during contract discussions. Mr. Lee, our former President and CEO, in accordance with his consulting services agreement, was provided temporary housing and a monthly automobile allowance of $1,500 during 2025. Beginning in February 2025, Mr. Cosby, our President and CEO, received a monthly automobile allowance of $1,500 in accordance with his employment contract.

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

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value and Non-qualified Deferred Compensation Earnings (1)		All Other Compen-sation (2)	Total
Christopher F. Cosby (3)	2025	$1,077,218	$—	$152,276		$46,423	$1,275,917
President and CEO	2024	499,735	—	56,611		6,900	563,246
	2023	349,735	—	—	(8)	6,600	356,335

Bryan S. Rogers	2025	567,440	4,000	651,502		7,000	1,229,942
Senior Vice President and CFO	2024	546,141	—	190,338		6,900	743,379
	2023	396,141	—	—	(8)	6,600	402,741

John M. Robb, III (4)	2025	434,103	4,000	32,185		7,000	477,288
Senior Vice President and CLO	2024	362,745	—	17,378		1,953	382,076

Andrew M. Vehorn (5)	2025	347,440	4,000	85,545		—	436,985
Senior Vice President of Member Engagement	2024	6,562	—	—		—	6,562

Michael C. Wise (6)	2025	407,586	4,000	158,808		5,592	575,986
Senior Vice President and Chief Operating Officer	2024	279,583	—	68,378		5,592	353,553

John C. Lee, Jr. (7)	2025	1,500,000	—	—		23,022	1,523,022
Former President and CEO	2024	1,510,338	—	—		65,305	1,575,643
	2023	240,000	—	—	(8)	4,500	244,500

(1)
The Change in Pension Value and Non-qualified Deferred Compensation Earnings column above and the Present Value of Accumulated Benefit in the Pension Benefits table below disclose the aggregate change in the actuarial present value of the NRECA Retirement Security Plan for each named executive officer, and for Mr. Cosby, Mr. Rogers, Mr. Robb, Mr. Vehorn, and Mr. Wise, also includes benefits under the Executive Benefit Restoration Plan.
(2)
See the All Other Compensation table below.
(3)
Mr. Cosby was appointed President and CEO effective February 1, 2025. Mr. Cosby served as COO from October 2024 to January 31, 2025; served as Senior Vice President and COO from December 2023 to October 2024; and served as Senior Vice President of Power Supply from March 2022 to December 2023.
(4)
Mr. Robb was appointed Senior Vice President and CLO effective January 1, 2024.
(5)
Mr. Vehorn was appointed Senior Vice President of Member Engagement on December 16, 2024.
(6)
Mr. Wise was appointed Senior Vice President and Chief Operating Officer effective January 1, 2026, and served as Senior Vice President of Power Supply from October 2024 to December 31, 2025.
(7)
Mr. Lee resigned as President and CEO of ODEC effective February 1, 2025. Mr. Lee served as President and CEO from February 6, 2024 to February 1, 2025; and served as Interim President and CEO from September 8, 2023 to February 5,

2024. Mr. Lee was compensated as a consultant for both positions and the amounts in the salary column represent the consulting services fees we paid to him in 2023, 2024, and 2025.
(8)
The Change in Pension Value and Non-qualified Deferred Compensation Earnings for 2023 was a negative value for Mr. Cosby and Mr. Rogers, and is not included in the Total in the table above. The 2023 value for Mr. Cosby was ($13,633). The 2023 value for Mr. Rogers was ($345,348). Mr. Lee did not participate in any ODEC employee benefit plans.

The following table sets forth information concerning all other compensation awarded to, earned by, or paid to our NEOs during 2025.

ALL OTHER COMPENSATION

Name	Matching Contributions under 401(k) Plan	Contributions under Deferred Compensation Plan	Perquisites and other personal benefits	Total
Christopher F. Cosby (1)	$7,000	$23,500	$15,923	$46,423
Bryan S. Rogers	7,000	—	—	7,000
John M. Robb, III	7,000	—	—	7,000
Andrew M. Vehorn	—	—	—	—
Michael C. Wise	5,592	—	—	5,592
John C. Lee, Jr. (2)	—	—	23,022	23,022

(1)
For Mr. Cosby, includes automobile allowance.
(2)
Mr. Lee did not participate in any ODEC employee benefit plans. Perquisites includes temporary housing of $5,022 and an automobile allowance of $18,000.

Potential Payments upon Termination or Change in Control

Except for Mr. Cosby, our current President and CEO, and Mr. Lee, our former President and CEO and current Senior Advisor to ODEC, none of our NEOs have any contractual termination benefits other than as provided under the retirement plans in which they participate and none of our NEOs have any change in control benefits.

In accordance with his consulting services agreement, as amended, Mr. Lee received a monthly compensation of $125,000 and a monthly automobile allowance of $1,500 until December 31, 2025.

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

Based upon a hypothetical termination date of December 31, 2025, under Mr. Cosby’s employment contract as President and CEO, in addition to any benefits that he otherwise would have been entitled to receive including benefits under our 401(k) plan, pension plan, supplemental retirement plans, and any unused vacation, Mr. Cosby would have been entitled to receive the following:

Cash severance	$1,150,000
Medical Insurance	29,997
Total	$1,179,997

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

Other Executive Officers

Based upon a hypothetical termination date of December 31, 2025, Mr. Rogers, Mr. Robb, Mr. Vehorn, and Mr. Wise would only be entitled to the benefits accrued under the retirement plans in which they participate, and any unused vacation. See “Plans” above and “Defined Benefit Plans” below for more information as to the benefits that would be paid under the retirement plans in which they participate. Mr. Lee did not participate in any of these plans.

Defined Benefit Plans

The following table lists the estimated values under the NRECA Retirement Security Plan and the Executive Benefit Restoration Plan as of December 31, 2025. As a result of changes in Internal Revenue Service regulations, the base annual salary used in determining benefits was limited to $350,000, effective January 1, 2025.

PENSION BENEFITS (1)

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Year
Christopher F. Cosby	NRECA Retirement Security Plan	6.67	$318,326	$—
	Executive Benefit Restoration Plan	6.67	35,026	—

Bryan S. Rogers	NRECA Retirement Security Plan	28.33	2,089,955	—
	Executive Benefit Restoration Plan	28.33	481,593	—

John M. Robb, III	NRECA Retirement Security Plan	1.83	48,659	—
	Executive Benefit Restoration Plan	1.83	904	—

Andrew M. Vehorn (2)	NRECA Retirement Security Plan	9.50	225,773	—
	Executive Benefit Restoration Plan	—	—	—

Michael C. Wise	NRECA Retirement Security Plan	12.17	597,565	—
	Executive Benefit Restoration Plan	12.17	—	—

John C. Lee, Jr. (3)	NRECA Retirement Security Plan	—	—	—
	Executive Benefit Restoration Plan	—	—	—

(1)
Numerical amounts in this table were computed as of December 31, 2025, and the present value amounts were determined using the same assumptions used for financial reporting purposes.
(2)
Mr. Vehorn became an executive officer in December 2024. Mr. Vehorn participated in the NRECA Retirement Security Plan with a former employer and earned 8.50 years of credited service with his former employer and began earning years of credited service as an ODEC employee beginning in 2025.
(3)
Mr. Lee resigned as President and CEO of ODEC effective February 1, 2025, and served as Senior Advisor from February 1, 2025 to December 31, 2025. He served as President and CEO of ODEC from February 6, 2024 to February 1, 2025; and served as Interim President and CEO of ODEC, from September 8, 2023, to February 5, 2024. Mr. Lee was an independent contractor of ODEC and was not eligible to participate in any benefit plans available to employees of ODEC.

The pension benefits indicated above are the estimated amounts payable by the plan, and they are not subject to any deduction for social security or other offset amounts. For employees hired before January 1, 2022, the participant’s annual pension at his or her normal retirement date, currently age 62 under the plan, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service, and the multiplier was 1.7% commencing January 1, 1992. For employees hired on or after January 1, 2022, the participant’s annual pension at his or her normal retirement date, currently age 65 under the plan, is equal to the product of his or her years of benefit service times final average salary times the multiplier in effect during years of benefit service, and the multiplier was 1.5% commencing January 1, 2022. The number of years of credited service is as of the end of the current year for each of the named executives. The present value of accumulated benefit is calculated assuming that the executive retires at the normal retirement age per the plan, but using current number of years of credited service, and that he or she receives a lump sum. The lump sum amounts are calculated using the 30-year Treasury rate (4.04% for 2025) and the PPA three segment yield rates (4.17%, 4.76%, and 5.25% for 2025) and the required Internal Revenue Service mortality table for lump sum payments (Group Annuity Reserving 1994, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and PPA Retirement Plan 2000 at 2025 combined unisex 50%/50% mortality in combination with the PPA rates). Lump sums at normal retirement age are then discounted to the last day of the appropriate year using these same assumptions shown for the respective stated interest rates.

The Executive Benefit Restoration Plan is intended to provide a supplemental benefit for employees who would have had a reduction in their pension benefit because of IRC limitations.

Deferred Compensation Plan

In 2006, we adopted the Deferred Compensation Plan, a non-qualified plan, for the purposes of allowing participants to defer their compensation and providing supplemental deferred compensation within the statutory maximums permitted under IRC Section 457(b). Our board of directors determined that, beginning in 2019, employees with the title of Vice President and above may participate in this plan. In 2025, Mr. Cosby and Mr. Rogers were the only NEOs who participated in the plan. Under the Deferred Compensation Plan, annual deferrals cannot exceed the lesser of 100% of a participant's annual compensation or $23,500 for 2025, adjusted by and subject to specified tax laws, during any year in which we are exempt from federal income taxation. Amounts credited to the participants under the Deferred Compensation Plan will be credited with earnings or losses equal to those made by an investment in one or more funds of a specified regulated investment company designated by the participant.

The following table sets forth the non-qualified deferred compensation paid to our NEOs in 2025:

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Gains/(Losses) in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Christopher F. Cosby	$—	$23,500	$3,284	$—	$63,854
Bryan S. Rogers	—	—	3,263	—	22,062
John M. Robb, III	—	—	—	—	—
Andrew M. Vehorn	—	—	—	—	—
Michael C. Wise	—	—	—	—	—
John C. Lee, Jr. (1)	—	—	—	—	—
(1)
Mr. Lee served ODEC as an independent contractor and was not eligible to participate in any benefit plans available to ODEC employees.

Board of Directors Compensation

It is our policy to compensate the members of our board of directors who are not employed by one of our member distribution cooperatives (“outside directors”). During 2025, our outside directors were compensated with a monthly retainer of $4,200 and beginning January 1, 2026, they are compensated with a monthly retainer of $4,500. They were also paid for meetings and other official activities at a per diem rate of $700 per full day and $350 per partial day and for teleconferences, if such meetings or other official activities occurred outside the normal board of directors meeting dates. Our directors receive no other compensation from us. We do not provide our directors pension benefits, non-equity incentive plan compensation, or other perquisites and because we are a cooperative, we do not have stock or other equity options. The following table sets forth the compensation we paid to our outside directors in 2025:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total
Michael K. Brown	$50,750	$50,750
Paul H. Brown	52,150	52,150
Russell G. Brown	29,400	29,400
John J. Burke, Jr.	53,550	53,550
S. Keith Colonna	44,100	44,100
E. Garrison Drummond	8,400	8,400
Chad N. Fowler	51,100	51,100
Franklin B. Myers	50,750	50,750
Suzanne S. Obenshain	50,750	50,750
Keith L. Swisher	51,450	51,450
Jesse R. Thomas, Jr.	51,450	51,450
William T. White	50,400	50,400
James A. Wise	4,200	4,200
	$548,450	$548,450

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

CEO Pay Ratio

The annual total compensation of Mr. Cosby, our President and CEO, for 2025 was $1,275,917. Based on reasonable estimates, the median annual total compensation of all of our employees, excluding our President and CEO, was $291,677 for 2025. Accordingly, for 2025, the ratio of the total compensation of our President and CEO to the median of the annual total compensation of all of our other employees was 4.4 to 1.

We identified our median employee based on salary earned in 2025 by each individual who was employed by us on November 15, 2025. We annualized the salary of all permanent employees who were not employed through the entire year.

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
Paul H. Brown
Micheal E. Malandro
Gregory S. Rogers
Keith L. Swisher
Jesse R. Thomas, Jr.

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

There are no related person transactions in 2025 that the SEC would require to be reported under its rules. In accordance with our code of ethics, all directors are prohibited from participating in any activity or association that creates or appears to create a conflict between their personal interest and our business interests unless approved after full and fair disclosure of the relevant facts. Directors must obtain approval from the board of directors for any such transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent registered public accounting firm during 2025. The following table presents fees for services provided by Ernst & Young LLP for the two most recent fiscal years. All Audit, Audit-Related, and Tax Fees shown below were pre-approved by the audit committee in accordance with its established procedures.

	2025	2024
Audit Fees (1)	$390,000	$383,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	15,014	14,000
All Other Fees	—	—
Total	$405,014	$397,000

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

For fiscal years 2025 and 2024, other than those fees listed above, we did not pay Ernst & Young LLP any fees for any other products or services.

Audit Committee Preapproval Process for the Engagement of Auditors

All audit, tax, and other services to be performed by Ernst & Young LLP for us must be pre-approved by the audit committee. The audit committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Pre-approval is granted usually at regularly scheduled meetings. During 2025 and 2024, all services performed by Ernst & Young LLP were pre-approved by the audit committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)
The following documents are filed as part of this Form 10-K.
1.
Financial Statements

See Index on page 50

2.
Financial Statement Schedules

Not applicable

3.
Exhibits

Exhibits

3.1 Amended and Restated Articles of Incorporation of Old Dominion Electric Cooperative adopted on July 22, 2025.

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

*4.5 Fourth Supplemental Indenture, dated as of July 6, 2017, to the Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated as of January 1, 2011, between Old Dominion Electric Cooperative and Branch Banking and Trust Company, as Trustee, including the form of the 2017 Series A Bond (filed as exhibit 4.1 to the Registrant’s Form 8-K dated July 6, 2017, File No. 000-50039, on July 7, 2017.

4.6 Fifth Supplemental Indenture, dated as of December 1, 2025, to the Second Amended and Restated Indenture of Mortgage and Deed of Trust, dated as of January 1, 2011, between Old Dominion Electric Cooperative and Truist Bank, as Trustee, including the form of the 2025 Series A Bonds.

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

*†10.15 Employment letter, dated December 13 2023, of Old Dominion Electric Cooperative and agreed and accepted by John M. Robb, III (filed as exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2024, No 000-50039, on March 18, 2025).

†10.16 Employment letter, dated December 19, 2025, of Old Dominion Electric Cooperative and agreed and accepted by Michael C. Wise.

*†10.17 Employment letter, dated December 6, 2024, of Old Dominion Electric Cooperative and agreed and accepted by Andrew M. Vehorn (filed as exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 2024, No 000-50039, on March 18, 2025).

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

*10.21 Lease Agreement between Old Dominion Electric Cooperative and Regional Headquarters, Inc., dated July 29, 1986 (filed as exhibit 10.27 to the Registrant’s Form S-1 Registration Statement, File No. 33-46795, filed on March 27, 1992). (P)

*10.22 Extension Agreement (filed as exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 2019, File No. 000-50039, on March 11, 2020).

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

Old Dominion Electric Cooperative Registrant

By:	/s/ Christopher F. Cosby
Christopher F. Cosby President and Chief Executive Officer

Date: March 17, 2026

Signature	Title

/s/ Christopher F. Cosby	President and Chief Executive Officer (Principal executive officer)
Christopher F. Cosby

/s/ Bryan S. Rogers	Senior Vice President and Chief Financial Officer
Bryan S. Rogers	(Principal financial officer)

/s/ Allyson B. Pittman	Vice President and Controller (Principal accounting officer)
Allyson B. Pittman

/s/ Robert A. Book, II	Director
Robert A. Book, II

/s/ Michael K. Brown	Director
Michael K. Brown

/s/ Paul H. Brown	Director
Paul H. Brown

/s/ William K. Buchanan	Director
William K. Buchanan

/s/ John J. Burke, Jr.	Director
John J. Burke, Jr.

/s/ S. Keith Colonna	Director
S. Keith Colonna

/s/ Chad N. Fowler	Director
Chad N. Fowler

/s/ Steven A. Harmon	Director
Steven A. Harmon

/s/ John D. Hewa, Jr.	Director
John D. Hewa, Jr.

/s/ Jason C. Loehr	Director
Jason C. Loehr

/s/ Cary J. Logan, Jr.	Director
Cary J. Logan, Jr.

/s/ Micheal E. Malandro	Director
Micheal E. Malandro

/s/ Richard E. McLendon	Director
Richard E. McLendon

/s/ Franklin B. Myers	Director
Franklin B. Myers

/s/ Suzanne S. Obenshain	Director
Suzanne S. Obenshain

/s/ Gregory S. Rogers	Director
Gregory S. Rogers

/s/ Keith L. Swisher	Director
Keith L. Swisher

/s/ Jesse R. Thomas, Jr.	Director
Jesse R. Thomas, Jr.

/s/ William T. White	Director
William T. White

/s/ Belvin Williamson, Jr.	Director
Belvin Williamson, Jr.

/s/ James A. Wise	Director
James A. Wise

/s/ Sarat K. Yellepeddi	Director
Sarat K. Yellepeddi

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

ODEC does not solicit proxies from its cooperative members and thus is not required to provide an annual report to its security holders and will not prepare such a report after filing this Form 10-K for fiscal year 2025. Accordingly, ODEC will not file an annual report with the Securities and Exchange Commission.