Form 10-Q
period 2026-03-31
OLD DOMINION ELECTRIC COOPERATIVE
filed 2026-05-12
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Securities registered pursuant to Section 12(b) of the Act: NONE

The Registrant is a membership corporation and has no authorized or outstanding equity securities.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

ACES	Alliance for Cooperative Energy Services Power Marketing, LLC

Clover	Clover Power Station

CO2	Carbon dioxide

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States

IRS	Internal Revenue Service

Louisa	Louisa Power Station

Marsh Run	Marsh Run Power Station

MMBTU	One million British Thermal Units

Moody's	Moody's Investors Service

MWh	Megawatt hour(s)

North Anna	North Anna Nuclear Power Station

NYMEX	New York Mercantile Exchange

ODEC, We, Our, Us	Old Dominion Electric Cooperative

PJM	PJM Interconnection, LLC

RGGI	Regional Greenhouse Gas Initiative

S&P	Standard & Poor's Financial Services LLC

TEC	TEC Trading, Inc.

Wildcat Point	Wildcat Point Generation Facility

XBRL	Extensible Business Reporting Language

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,615,500	$2,616,856
Less accumulated depreciation	(1,302,749)	(1,292,398)
Net Property, plant, and equipment	1,312,751	1,324,458
Nuclear fuel, at amortized cost	16,272	19,183
Construction work in progress	196,679	157,532
Net Electric Plant	1,525,702	1,501,173
Investments:
Nuclear decommissioning trust	333,273	340,568
Unrestricted investments and other	2,298	2,270
Total Investments	335,571	342,838
Current Assets:
Cash and cash equivalents	85,003	168,449
Accounts receivable	56,798	50,058
Accounts receivable–members	114,289	156,093
Fuel, materials, and supplies	142,174	99,585
Deferred energy	89,560	—
Prepayments and other	10,090	16,599
Total Current Assets	497,914	490,784
Deferred Charges and Other Assets:
Regulatory assets	16,048	8,866
Other assets	38,722	37,625
Total Deferred Charges and Other Assets	54,770	46,491
Total Assets	$2,413,957	$2,381,286
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$558,940	$549,142
Non-controlling interest	6,977	6,937
Total Patronage capital and Non-controlling interest	565,917	556,079
Long-term debt	1,074,750	1,074,652
Revolving credit facility	50,000	—
Total Long-term debt and Revolving credit facility	1,124,750	1,074,652
Total Capitalization	1,690,667	1,630,731
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	119,819	130,494
Accounts payable–members	41,469	15,349
Accrued expenses	20,944	5,942
Deferred energy	—	59,025
Total Current Liabilities	231,273	259,851
Deferred Credits and Other Liabilities:
Asset retirement obligations	218,583	216,791
Regulatory liabilities	250,091	256,163
Other liabilities	23,343	17,750
Total Deferred Credits and Other Liabilities	492,017	490,704
Total Capitalization and Liabilities	$2,413,957	$2,381,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating Revenues	$410,850	$323,610
Operating Expenses:
Fuel	165,546	93,729
Purchased power	250,755	157,622
Transmission	61,039	60,290
Deferred energy	(148,585)	(66,814)
Operations and maintenance	24,781	24,260
Administrative and general	14,952	13,954
Depreciation and amortization	17,441	17,708
Amortization of regulatory asset/(liability), net	1,176	(158)
Accretion of asset retirement obligations	1,792	1,729
Taxes, other than income taxes	2,294	2,308
Total Operating Expenses	391,191	304,628
Operating Margin	19,659	18,982
Other income (expense), net	(128)	(94)
Investment income	3,841	3,155
Interest charges, net	(13,520)	(12,478)
Income tax expense	(14)	(13)
Net Margin including Non-controlling interest	9,838	9,552
Non-controlling interest	(40)	(39)
Net Margin attributable to ODEC	9,798	9,513
Patronage Capital - Beginning of Period	549,142	500,407
Patronage Capital - End of Period	$558,940	$509,920

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$9,838	$9,552
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	17,441	17,708
Other non-cash charges	4,802	4,200
Change in current assets	(1,016)	7,979
Change in deferred energy	(148,585)	(66,814)
Change in current liabilities	40,814	33,377
Change in regulatory assets and liabilities	(3,508)	46,550
Change in other assets and other liabilities	4,498	(787)
Net Cash (Used for) Provided by Operating Activities	(75,716)	51,765
Investing Activities:
Increase in other investments	(2,481)	(1,042)
Electric plant additions	(55,249)	(19,018)
Net Cash Used for Investing Activities	(57,730)	(20,060)
Financing Activities:
Draws on revolving credit facility	50,000	83,000
Repayments on revolving credit facility	—	(98,000)
Net Cash Provided by (Used for) Financing Activities	50,000	(15,000)
Net Change in Cash and Cash Equivalents	(83,446)	16,705
Cash and Cash Equivalents - Beginning of Period	168,449	40,689
Cash and Cash Equivalents - End of Period	$85,003	$57,394

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of March 31, 2026, our consolidated results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The consolidated results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $7.0 million and $6.9 million as of March 31, 2026 and December 31, 2025, respectively. TEC's assets are utilized to settle TEC's liabilities. The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$301	$301	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	332,972	—	—	—
Unrestricted investments and other (3)	114	—	114	—
Derivatives - gas and power (4)	11,322	—	389	10,933
Total financial assets	$344,709	$301	$503	$10,933

Derivatives - gas and power (4)	$18,199	$17,971	$228	$—
Total financial liabilities	$18,199	$17,971	$228	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$366	$366	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	340,202	—	—	—
Unrestricted investments and other (3)	86	—	86	—
Derivatives - gas and power (4)	16,365	—	472	15,893
Total financial assets	$357,019	$366	$558	$15,893

Derivatives - gas and power (4)	$13,360	$13,125	$235	$—
Total financial liabilities	$13,360	$13,125	$235	$—

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
(4)
Derivatives - gas and power represent natural gas futures contracts (Level 1 and Level 2) and financial transmission rights (Level 3). Level 1 are indexed against NYMEX. Level 2 are valued by ACES using observable market inputs for similar transactions. Level 3 are valued by ACES using unobservable market inputs, including situations where there is little market activity. Sensitivity in the market price of financial transmission rights could impact the fair value. For additional information about our derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

3.
Derivatives and Hedging

We are exposed to market price risk by purchasing power to supply the power requirements of our member distribution cooperatives that are not met by our owned generation. In addition, the purchase of fuel to operate our generating facilities also exposes us to market price risk. To manage this exposure, we utilize derivative instruments. See Note 1 of the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

Changes in the fair value of our derivative instruments accounted for at fair value are recorded as a regulatory asset or regulatory liability. The change in these accounts is included in the operating activities section of our Condensed Consolidated Statements of Cash Flows.

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of March 31,	As of December 31,
Commodity	Unit of Measure	2026	2025
Natural gas	MMBTU	115,240,000	105,060,000
Purchased power - financial transmission rights	MWh	5,446,034	7,247,703

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of March 31,	As of December 31,
	Balance Sheet Location	2026	2025
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$389	$472
Financial transmission rights	Other assets	10,933	15,893
Total Derivatives in an asset position		$11,322	$16,365

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$18,199	$13,360
Total Derivatives in a liability position		$18,199	$13,360

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three Months Ended March 31, 2026 and 2025

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified from
	(Loss) Recognized		Gain (Loss)	Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended
Regulatory Accounting	March 31,		into Income	March 31,
	2026	2025		2026	2025
	(in thousands)			(in thousands)
Natural gas futures contracts	$(18,789)	$19,252	Fuel	$17,203	$8,741
Purchased power	10,933	(8)	Purchased power	2,258	(5,158)
Total	$(7,856)	$19,244	Total	$19,461	$3,583

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

4.
Investments

Investments were as follows as of March 31, 2026 and December 31, 2025:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
March 31, 2026
Nuclear decommissioning trust (1)
Debt securities	$100,579	$1,259	$—	$101,838	$101,838
Equity securities	98,885	132,701	(452)	231,134	231,134
Cash and other	301	—	—	301	301
Total Nuclear decommissioning trust	$199,765	$133,960	$(452)	$333,273	$333,273

Other
Equity securities	$105	$9	$—	$114	$114
Non-marketable equity investments	2,184	1,818	—	4,002	2,184
Total Other	$2,289	$1,827	$—	$4,116	$2,298
					$335,571
December 31, 2025
Nuclear decommissioning trust (1)
Debt securities	$99,388	$2,471	$—	$101,859	$101,859
Equity securities	97,560	141,444	(661)	238,343	238,343
Cash and other	366	—	—	366	366
Total Nuclear decommissioning trust	$197,314	$143,915	$(661)	$340,568	$340,568

Other
Equity securities	$75	$11	$—	$86	$86
Non-marketable equity investments	2,184	2,188	—	4,372	2,184
Total Other	$2,259	$2,199	$—	$4,458	$2,270
					$342,838

(1)
Investments in the nuclear decommissioning trust are restricted for the use of funding our share of the asset retirement obligation of the future decommissioning of North Anna. See Note 3 of the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K. Unrealized gains and losses on investments held in the nuclear decommissioning trust are deferred as a regulatory liability or regulatory asset, respectively.

Contractual maturities of debt securities as of March 31, 2026, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$101,838	$—	$101,838
Total	$—	$—	$101,838	$—	$101,838

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.
Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under this credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of March 31, 2026, we had outstanding under this facility $50.0 million in borrowings. As of December 31, 2025, we did not have any borrowings outstanding under this facility. As of March 31, 2026, and December 31, 2025, we did not have any letters of credit outstanding under this facility.

Zero-emission Nuclear Power Production Tax Credit

The Inflation Reduction Act of 2022 provides for the zero-emission nuclear power production tax credit for electricity produced at a qualified nuclear power facility, including North Anna, and sold to an unrelated third party beginning in 2024. In 2025, we established a receivable as well as a regulatory liability for $43.5 million. In the first quarter of 2026, we accrued an additional $7.6 million for a total of $51.1 million. The ultimate zero-emission nuclear power production tax credit realized by us may vary significantly based on future IRS guidance. For additional information, see Note 1 of the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

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

Our operating revenues for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$174,614	$148,284
Renewable energy credits	97	306
Demand revenues	133,711	141,463
Total Formula rate revenues	308,422	290,053
Market-based rates:
Energy revenues	79,073	23,804
Demand revenues	12,751	3,501
Total Market-based rates revenues	91,824	27,305

Total Member distribution cooperatives revenues	400,246	317,358

Non-members:
Energy revenues	6,805	5,166
Renewable energy credits	3,799	1,086
Total Non-members revenues	10,604	6,252

Total Operating revenues	$410,850	$323,610

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

Critical Accounting Policies

As of March 31, 2026, there have been no significant changes in our critical accounting policies as disclosed in our 2025 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three months ended March 31, 2026, as compared to the same period in 2025, were primarily impacted by the increase in total revenues from sales to our member distribution cooperatives, increases in purchased power expense and fuel expense, and the decrease in deferred energy expense. In January and February of 2026, the PJM region experienced periods of extremely cold weather, which increased our member distribution cooperatives’ customers’ requirements for power as well as increased our purchased power and fuel expenses. As a result, our deferred energy balance changed from an over-collection of energy costs as of December 31, 2025, to an under-collection of energy costs as of March 31, 2026.

•
Total revenues from sales to our member distribution cooperatives, which is comprised of sales to our member distribution cooperatives - formula rate and sales to our member distribution cooperatives - market-based rates, increased 26.1%.
•
Total revenues from sales to our member distribution cooperatives - formula rate increased 6.3%.

•
Formula rate energy revenues increased 17.8% due to changes in our total energy rate and the increase in energy sales in MWh.
•
Formula rate demand revenues decreased 5.5% substantially due to the decrease in purchased capacity costs charged to load served under the formula rate.
•
Total revenues from sales to our member distribution cooperatives - market-based rates increased 236.3% due to load growth related to increased member distribution cooperative sales to data centers.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased 59.1%.
•
Purchased energy costs increased 66.0% due to increases in the average cost and volume of purchased energy.
•
The average cost of purchased energy increased 55.4%.
•
The volume of purchased energy increased 6.8% primarily due to the increase in purchased energy in MWh for market-based rates sales.
•
Purchased capacity costs decreased 10.2%.
•
Fuel expense increased 76.6%. The average cost of fuel increased 58.9%, and generation from our owned facilities increased 11.2%.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $81.8 million. For the three months ended March 31, 2026, we under-collected $148.6 million primarily as a result of the periods of extreme cold weather in January and February of 2026. Our deferred energy balance changed from an over-collection of $59.0 million as of December 31, 2025, to an under-collection of $89.6 million as of March 31, 2026. To address the under-collection of energy costs, our board of directors approved an increase of 24.1% to our total energy rate, effective May 1, 2026.

Factors Affecting Results

For a comprehensive discussion of factors affecting results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results” in Item 7 in our 2025 Annual Report on Form 10-K.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three months ended March 31, 2026, and to increase revenues for the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Margin Stabilization adjustment	$6,996	$(1,883)

For further discussion of Margin Stabilization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Margin Stabilization” in Item 7 in our 2025 Annual Report on Form 10-K.

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

The heating and cooling degree days for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025	Change
Heating degree days	2,056	2,068	(0.6)%
Cooling degree days	—	—	—

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026		2025
	(in MWh and percentages)
Generated:
Wildcat Point	843,939	17.9%	756,502	17.4%
North Anna	490,530	10.4	408,511	9.4
Clover	225,542	4.8	227,722	5.2
Louisa	174,837	3.7	137,920	3.2
Marsh Run	154,450	3.3	168,444	3.9
Distributed Generation	848	—	1,126	—
Total Generated	1,890,146	40.1	1,700,225	39.1
Purchased:
Other than renewable:
Long-term and short-term	1,442,995	30.6	1,278,611	29.4
Spot market (1)	1,112,579	23.6	1,089,120	25.1
Total Other than renewable	2,555,574	54.2	2,367,731	54.5
Renewable (2)	271,381	5.7	279,010	6.4
Total Purchased	2,826,955	59.9	2,646,741	60.9
Total Available Energy	4,717,101	100.0%	4,346,966	100.0%

(1)
Includes purchases for formula rate and market-based rates sales.
(2)
Related to our contracts from renewable facilities from which we obtain renewable energy credits. We may sell these renewable energy credits to our member distribution cooperatives and non-members.

Generating Facilities

Our operating expenses, and consequently our rates charged to our member distribution cooperatives, are significantly affected by the operations of our generating facilities, which are under dispatch direction of PJM. PJM balances its members’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and directs the dispatch of available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus, PJM directs the dispatch of these facilities even though it does not own them. For further discussion of PJM, see “Business—Power Supply Resources—PJM” in Item 1 in our 2025 Annual Report on Form 10-K.

Operational Availability

The operational availability of our owned generating resources for the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended March 31,
	2026	2025
Wildcat Point	99.5%	97.1%
North Anna	100.0	83.4
Clover	67.3	60.1
Louisa	98.5	96.4
Marsh Run	86.3	96.0

The operational availability is impacted by planned maintenance outages as well as unplanned outages.

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three months ended March 31, 2026 and 2025, as a percentage of maximum dependable capacity rating of the respective facility, was as follows:

	Three Months Ended March 31,
	2026	2025
Wildcat Point	39.7%	35.6%
North Anna	103.5	86.2
Clover	25.8	24.8

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$308,422	$290,053
Market-based rates	91,824	27,305
Total Member distribution cooperatives	400,246	317,358

Non-members (1)	10,604	6,252
Total Operating revenues	$410,850	$323,610

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,924,155	3,836,308
Member distribution cooperatives - market-based rates	705,574	388,567
Non-members	77,785	104,262
Total Energy sales	4,707,514	4,329,137

(1)
Includes renewable energy credit sales of $3.8 million and $1.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$174,614	$148,284
Renewable energy credits	97	306
Demand revenues	133,711	141,463
Total Formula rate revenues	$308,422	$290,053

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,924,155	3,836,308

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$44.50	$38.65
Formula rate total cost	$78.60	$75.61

For the three months ended March 31, 2026, total formula rate revenues increased $18.4 million, or 6.3%, as compared to the same period in 2025.

•
Formula rate energy revenues increased $26.3 million, or 17.8%, due to changes in our total energy rate, and the 2.3% increase in energy sales in MWh.
•
Formula rate demand revenues decreased $7.8 million, or 5.5%, substantially due to the decrease in purchased capacity costs charged to load served under the formula rate.

The following table summarizes the changes to our total energy rate since 2025 to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2025	(6.4)
June 1, 2025	16.4
January 1, 2026	(1.1)
May 1, 2026	24.1

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Member distribution cooperatives:
Market-based rates:
Energy revenues	$79,073	$23,804
Demand revenues	12,751	3,501
Total Market-based rates revenues	$91,824	$27,305

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	705,574	388,567

For the three months ended March 31, 2026, total market-based rates revenues increased $64.5 million, or 236.3%, as compared to the same period in 2025, due to load growth related to increased member distribution cooperatives sales to data centers. See "Member Distribution Cooperatives" above.

Operating Expenses

The following is a summary of the components of our operating expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Fuel	$165,546	$93,729
Purchased power	250,755	157,622
Transmission	61,039	60,290
Deferred energy	(148,585)	(66,814)
Operations and maintenance	24,781	24,260
Administrative and general	14,952	13,954
Depreciation and amortization	17,441	17,708
Amortization of regulatory asset/(liability), net	1,176	(158)
Accretion of asset retirement obligations	1,792	1,729
Taxes, other than income taxes	2,294	2,308
Total operating expenses	$391,191	$304,628

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

Total operating expenses increased $86.6 million, or 28.4%, for the three months ended March 31, 2026, as compared to the same period in 2025, primarily as a result of increases in purchased power expense and fuel expense, partially offset by the decrease in deferred energy expense.

•
Purchased power expense, which includes the cost of purchased energy and capacity, increased $93.1 million, or 59.1%.
•
Purchased energy costs increased $94.6 million, or 66.0%, due to increases in the average cost and volume of purchased energy.
•
The average cost of purchased energy increased 55.4%.
•
The volume of purchased energy increased 6.8% primarily due to the increase in purchased energy in MWh for market-based rates sales.
•
Purchased capacity costs decreased $1.5 million, or 10.2%. Purchased capacity costs related to load served under the formula rate decreased $7.0 million, offset by the $5.5 million increase in purchased capacity costs related to load served under market-based rates.
•
Fuel expense increased $71.8 million, or 76.6%. The average cost of fuel increased 58.9% and generation from our owned facilities increased 11.2%.

•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, decreased $81.8 million. For the three months ended March 31, 2026, we under-collected $148.6 million primarily as a result of the periods of extreme cold weather in January and February of 2026. For further discussion on deferred energy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Deferred Energy" in Item 7 in our 2025 Annual Report on Form 10-K.

Other Items

Interest Charges, net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances, which is included in other interest. The major components of interest charges, net for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Interest on long-term debt	$(13,713)	$(10,977)
Interest on revolving credit facility	(296)	(1,137)
Other interest	(608)	(1,077)
Total interest charges	(14,617)	(13,191)
Allowance for borrowed funds used during construction	1,097	713
Interest charges, net	$(13,520)	$(12,478)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three months ended March 31, 2026, as compared to the same period in 2025. For both 2026 and 2025, our board of directors approved that an additional equity contribution of $27.5 million would be collected ratably through rates charged to our member distribution cooperatives. Also, in the fourth quarter of 2025, our board of directors approved an additional equity contribution of $11.0 million for a total of $38.5 million. For the three months ended March 31, 2026 and 2025, we recorded an additional equity contribution of $6.9 million.

Financial Condition

The principal changes in our financial condition from December 31, 2025 to March 31, 2026 were caused by the change in deferred energy, increases in revolving credit facility and fuel, materials, and supplies, partially offset by the decrease in accounts receivable–members.

•
Deferred energy changed $148.6 million due to the under-collection of our energy costs in 2026. Deferred energy changed from an over-collection of $59.0 million as of December 31, 2025, to an under-collection of $89.6 million as of March 31, 2026.
•
Revolving credit facility increased $50.0 million due to borrowings under this facility.
•
Fuel, materials, and supplies increased $42.6 million primarily due to the $33.7 million increase in RGGI CO2 allowances, the $5.2 million increase in renewable energy credits, and the $3.0 million increase in coal inventory.
•
Accounts receivable–members decreased $41.8 million primarily due to the $34.1 million decrease in wholesale power invoices for March 2026, as compared to December 2025, and the $7.4 million decrease in member distribution cooperatives extended payment balances, in accordance with the member power bill payment plan.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

During the first three months of 2026, our operating activities used cash flows of $75.7 million and for the first three months of 2025, our operating activities provided cash flows of $51.8 million.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under this credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of March 31, 2026, we had outstanding under this facility $50.0 million in borrowings. As of December 31, 2025, we did not have any borrowings outstanding under this facility. As of March 31, 2026 and December 31, 2025, we did not have any letters of credit outstanding under this facility.

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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of March 31, 2026, had a balance of $333.3 million. Our future contingent obligations primarily relate to power purchase and natural gas contracts, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, asset retirement obligations, and our contingent obligations as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the first quarter of 2026.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A in our 2025 Annual Report on Form 10-K, which could affect our business, results of operations, financial condition, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition, and cash flows.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1 in our 2025 Annual Report on Form 10-K.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: May 12, 2026	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)