Form 10-Q
period 2026-06-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2026-08-11
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,628,629	$2,616,856
Less accumulated depreciation	(1,318,911)	(1,292,398)
Net Property, plant, and equipment	1,309,718	1,324,458
Nuclear fuel, at amortized cost	13,374	19,183
Construction work in progress	207,901	157,532
Net Electric Plant	1,530,993	1,501,173
Investments:
Nuclear decommissioning trust	372,789	340,568
Unrestricted investments and other	2,305	2,270
Total Investments	375,094	342,838
Current Assets:
Cash and cash equivalents	56,792	168,449
Accounts receivable	65,244	50,058
Accounts receivable–members	150,681	156,093
Fuel, materials, and supplies	148,562	99,585
Deferred energy	7,516	—
Prepayments and other	18,657	16,599
Total Current Assets	447,452	490,784
Deferred Charges and Other Assets:
Regulatory assets	18,834	8,866
Other assets	67,654	37,625
Total Deferred Charges and Other Assets	86,488	46,491
Total Assets	$2,440,027	$2,381,286
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$568,762	$549,142
Non-controlling interest	7,015	6,937
Total Patronage capital and Non-controlling interest	575,777	556,079
Long-term debt	1,074,850	1,074,652
Revolving credit facility	30,000	—
Total Long-term debt and Revolving credit facility	1,104,850	1,074,652
Total Capitalization	1,680,627	1,630,731
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	121,240	130,494
Accounts payable–members	28,157	15,349
Accrued expenses	8,062	5,942
Deferred energy	—	59,025
Total Current Liabilities	206,500	259,851
Deferred Credits and Other Liabilities:
Asset retirement obligations	220,376	216,791
Regulatory liabilities	295,297	256,163
Other liabilities	37,227	17,750
Total Deferred Credits and Other Liabilities	552,900	490,704
Total Capitalization and Liabilities	$2,440,027	$2,381,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating Revenues	$387,455	$300,925	$798,305	$624,535
Operating Expenses:
Fuel	40,984	43,381	206,530	137,110
Purchased power	115,006	113,844	365,761	271,466
Transmission	62,079	52,241	123,118	112,531
Deferred energy	82,044	8,554	(66,541)	(58,260)
Operations and maintenance	28,674	27,381	53,455	51,641
Administrative and general	15,519	13,926	30,471	27,880
Depreciation and amortization	17,449	17,744	34,890	35,452
Amortization of regulatory asset/(liability), net	3,691	884	4,867	726
Accretion of asset retirement obligations	1,793	1,729	3,585	3,458
Taxes, other than income taxes	2,269	2,267	4,563	4,575
Total Operating Expenses	369,508	281,951	760,699	586,579
Operating Margin	17,947	18,974	37,606	37,956
Other income (expense), net	(62)	(42)	(190)	(136)
Investment income	5,576	2,832	9,417	5,987
Interest charges, net	(13,588)	(12,234)	(27,108)	(24,712)
Income tax expense	(13)	(14)	(27)	(27)
Net Margin including Non-controlling interest	9,860	9,516	19,698	19,068
Non-controlling interest	(38)	(41)	(78)	(80)
Net Margin attributable to ODEC	9,822	9,475	19,620	18,988
Patronage Capital - Beginning of Period	558,940	509,920	549,142	500,407
Patronage Capital - End of Period	$568,762	$519,395	$568,762	$519,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$19,698	$19,068
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	34,890	35,452
Other non-cash charges	9,592	9,535
Change in current assets	(60,809)	(18,986)
Change in deferred energy	(66,541)	(58,260)
Change in current liabilities	17,997	11,375
Change in regulatory assets and liabilities	4,363	36,966
Change in other assets and other liabilities	(10,555)	7,053
Net Cash (Used for) Provided by Operating Activities	(51,365)	42,203
Investing Activities:
Increase in other investments	(7,450)	(3,139)
Electric plant additions	(82,842)	(40,344)
Net Cash Used for Investing Activities	(90,292)	(43,483)
Financing Activities:
Draws on revolving credit facility	180,000	125,000
Repayments on revolving credit facility	(150,000)	(140,000)
Net Cash Provided by (Used for) Financing Activities	30,000	(15,000)
Net Change in Cash and Cash Equivalents	(111,657)	(16,280)
Cash and Cash Equivalents - Beginning of Period	168,449	40,689
Cash and Cash Equivalents - End of Period	$56,792	$24,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of June 30, 2026, our consolidated results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The consolidated results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $7.0 million and $6.9 million as of June 30, 2026 and December 31, 2025, respectively. TEC's assets are utilized to settle TEC's liabilities. The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$235	$235	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	372,554	—	—	—
Unrestricted investments and other (3)	121	—	121	—
Derivatives - gas and power (4)	22,151	—	386	21,765
Total financial assets	$395,061	$235	$507	$21,765

Derivatives - gas and power (4)	$30,044	$28,156	$1,888	$—
Total financial liabilities	$30,044	$28,156	$1,888	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$366	$366	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	340,202	—	—	—
Unrestricted investments and other (3)	86	—	86	—
Derivatives - gas and power (4)	16,365	—	472	15,893
Total financial assets	$357,019	$366	$558	$15,893

Derivatives - gas and power (4)	$13,360	$13,125	$235	$—
Total financial liabilities	$13,360	$13,125	$235	$—

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of June 30,	As of December 31,
Commodity	Unit of Measure	2026	2025
Natural gas	MMBTU	120,460,000	105,060,000
Purchased power - financial transmission rights	MWh	9,655,161	7,247,703

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of June 30,	As of December 31,
	Balance Sheet Location	2026	2025
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$386	$472
Financial transmission rights	Other assets	21,765	15,893
Total Derivatives in an asset position		$22,151	$16,365

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$30,044	$13,360
Total Derivatives in a liability position		$30,044	$13,360

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Six Months Ended June 30, 2026 and 2025

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified from
	(Loss) Recognized		Gain (Loss)	Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Six Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	June 30,		into Income	June 30,		June 30,
	2026	2025		2026	2025	2026	2025
	(in thousands)			(in thousands)
Natural gas futures contracts	$(33,082)	$549	Fuel	$(5,982)	$7,313	$11,221	$1,428
Purchased power	21,765	8,166	Purchased power	6,016	(5,178)	8,274	(21)
Total	$(11,317)	$8,715	Total	$34	$2,135	$19,495	$1,407

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

4.
Investments

Investments were as follows as of June 30, 2026 and December 31, 2025:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
June 30, 2026
Nuclear decommissioning trust (1)
Debt securities	$101,805	$1,159	$—	$102,964	$102,964
Equity securities	102,691	166,899	—	269,590	269,590
Cash and other	235	—	—	235	235
Total Nuclear decommissioning trust	$204,731	$168,058	$—	$372,789	$372,789

Other
Equity securities	$107	$14	$—	$121	$121
Non-marketable equity investments	2,184	1,839	—	4,023	2,184
Total Other	$2,291	$1,853	$—	$4,144	$2,305
					$375,094
December 31, 2025
Nuclear decommissioning trust (1)
Debt securities	$99,388	$2,471	$—	$101,859	$101,859
Equity securities	97,560	141,444	(661)	238,343	238,343
Cash and other	366	—	—	366	366
Total Nuclear decommissioning trust	$197,314	$143,915	$(661)	$340,568	$340,568

Other
Equity securities	$75	$11	$—	$86	$86
Non-marketable equity investments	2,184	2,188	—	4,372	2,184
Total Other	$2,259	$2,199	$—	$4,458	$2,270
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

Contractual maturities of debt securities as of June 30, 2026, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$102,964	$—	$102,964
Total	$—	$—	$102,964	$—	$102,964

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.
Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under this credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of June 30, 2026, we had outstanding under this facility $30.0 million in borrowings. As of December 31, 2025, we did not have any borrowings outstanding under this facility. As of June 30, 2026, and December 31, 2025, we did not have any letters of credit outstanding under this facility.

Zero-emission Nuclear Power Production Tax Credit

The Inflation Reduction Act of 2022 provides for the zero-emission nuclear power production tax credit for electricity produced at a qualified nuclear power facility, including North Anna, and sold to an unrelated third party beginning in 2024. In 2025, we established a receivable as well as a regulatory liability for $43.5 million. In the first six months of 2026, we accrued an additional $15.2 million for a total of $58.7 million. The ultimate zero-emission nuclear power production tax credit realized by us may vary significantly based on future IRS guidance. For additional information, see Note 1 of the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

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

Our operating revenues for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$150,139	$120,201	$324,753	$268,485
Renewable energy credits	363	3	460	309
Demand revenues	139,711	135,676	273,422	277,139
Total Formula rate revenues	290,213	255,880	598,635	545,933
Market-based rates:
Energy revenues	68,493	29,102	147,566	52,906
Demand revenues	13,126	5,175	25,877	8,676
Total Market-based rates revenues	81,619	34,277	173,443	61,582

Total Member distribution cooperatives revenues	371,832	290,157	772,078	607,515

Non-members:
Energy revenues	14,972	10,136	21,777	15,302
Renewable energy credits	519	632	4,318	1,718
Demand revenues	132	—	132	—
Total Non-members revenues	15,623	10,768	26,227	17,020

Total Operating revenues	$387,455	$300,925	$798,305	$624,535

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

Critical Accounting Policies

As of June 30, 2026, there have been no significant changes in our critical accounting policies as disclosed in our 2025 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and six months ended June 30, 2026, as compared to the same periods in 2025, were primarily impacted by the increase in total revenues from sales to our member distribution cooperatives and the change in deferred energy expense. Our results from operations for the six months ended June 30, 2026, as compared to the same period in 2025, were also impacted by the increases in purchased power expense and fuel expense. In January and February of 2026, the PJM region experienced periods of extreme cold weather, which increased our member distribution cooperatives’ customers’ requirements for power as well as increased our purchased power and fuel expenses. As a result, our deferred energy balance changed from an over-collection of energy costs as of December 31, 2025, to an under-collection of energy costs as of June 30, 2026.

•
Total revenues from sales to our member distribution cooperatives, which is comprised of sales to our member distribution cooperatives - formula rate and sales to our member distribution cooperatives - market-based rates, increased 28.1% and 27.1%, for the three and six months ended June 30, 2026, as compared to the same periods in 2025, respectively.

•
Total revenues from sales to our member distribution cooperatives - formula rate increased 13.4% and 9.7%, respectively, primarily due to the increase in formula rate energy revenues. Formula rate energy revenues increased 24.9% and 21.0%, respectively, primarily due to changes in our total energy rate.
•
Total revenues from sales to our member distribution cooperatives - market-based rates increased 138.1% and 181.6%, respectively, due to load growth related to increased member distribution cooperative sales to data centers.
•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, increased $73.5 million for the three months ended June 30, 2026, and decreased $8.3 million for the six months ended June 30, 2026. For the three months ended June 30, 2026, we over-collected $82.0 million, and for the six months ended June 30, 2026, we under-collected $66.5 million. To address the under-collection, which was primarily as a result of the periods of extreme cold weather in January and February of 2026, we increased our total energy rate 24.1%, effective May 1, 2026. Our deferred energy balance changed from an over-collection of $59.0 million as of December 31, 2025, to an under-collection of $7.5 million as of June 30, 2026.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased 34.7% for the six months ended June 30, 2026.
•
Purchased energy costs increased 40.2% due to increases in the average cost and volume of purchased energy.
•
The average cost of purchased energy increased 25.5%.
•
The volume of purchased energy increased 11.7% primarily due to the increase in purchased energy in MWh for market-based rates sales.
•
Purchased capacity costs decreased 12.8%.
•
Fuel expense increased 50.6% for the six months ended June 30, 2026, primarily due to the 46.2% increase in the average cost of fuel.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Margin Stabilization adjustment	$995	$6,750	$7,991	$4,867

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

The heating and cooling degree days for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Heating degree days	24	62	(61.3)%	2,080	2,130	(2.3)%
Cooling degree days	300	380	(21.1)	300	380	(21.1)

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(in MWh and percentages)
Generated:
Wildcat Point	404,974	10.4%	653,382	18.1%	1,248,913	14.5%	1,409,884	17.7%
North Anna	488,387	12.6	471,503	13.1	978,917	11.4	880,014	11.1
Clover	145,827	3.8	73,663	2.0	371,369	4.3	301,385	3.8
Louisa	181,866	4.7	126,386	3.5	356,703	4.2	264,306	3.3
Marsh Run	207,401	5.3	196,475	5.5	361,851	4.2	364,919	4.6
Distributed Generation	551	—	823	—	1,399	—	1,949	—
Total Generated	1,429,006	36.8	1,522,232	42.2	3,319,152	38.6	3,222,457	40.5
Purchased:
Other than renewable:
Long-term and short-term	1,188,567	30.6	1,117,609	31.0	2,631,562	30.6	2,396,220	30.1
Spot market (1)	1,041,429	26.8	755,639	21.0	2,154,008	25.0	1,844,759	23.2
Total Other than renewable	2,229,996	57.4	1,873,248	52.0	4,785,570	55.6	4,240,979	53.3
Renewable (2)	227,633	5.8	210,751	5.8	499,014	5.8	489,761	6.2
Total Purchased	2,457,629	63.2	2,083,999	57.8	5,284,584	61.4	4,730,740	59.5
Total Available Energy	3,886,635	100.0%	3,606,231	100.0%	8,603,736	100.0%	7,953,197	100.0%

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

Operational Availability

The operational availability of our owned generating resources for the three and six months ended June 30, 2026 and 2025, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Wildcat Point	69.3%	73.5%	84.4%	85.2%
North Anna	100.0	97.4	100.0	90.4
Clover	53.5	47.3	60.3	53.6
Louisa	93.3	98.8	95.9	97.6
Marsh Run	86.8	81.3	86.5	88.6

The operational availability is impacted by planned maintenance outages as well as unplanned outages.

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and six months ended June 30, 2026 and 2025, as a percentage of maximum dependable capacity rating of the respective facility, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Wildcat Point	18.9%	30.4%	29.3%	33.0%
North Anna	101.9	98.4	102.7	92.3
Clover	16.8	8.0	21.3	16.4

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$290,213	$255,880	$598,635	$545,933
Market-based rates	81,619	34,277	173,443	61,582
Total Member distribution cooperatives	371,832	290,157	772,078	607,515

Non-members (1)	15,623	10,768	26,227	17,020
Total Operating revenues	$387,455	$300,925	$798,305	$624,535

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	2,887,711	2,919,961	6,811,866	6,756,269
Member distribution cooperatives - market-based rates	780,765	464,732	1,486,339	853,299
Non-members	203,438	198,021	281,223	302,283
Total Energy sales	3,871,914	3,582,714	8,579,428	7,911,851

(1)
Includes renewable energy credit sales of $0.5 million and $4.3 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.7 million for the three and six months ended June 30, 2025, respectively.

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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$150,139	$120,201	$324,753	$268,485
Renewable energy credits	363	3	460	309
Demand revenues	139,711	135,676	273,422	277,139
Total Formula rate revenues	$290,213	$255,880	$598,635	$545,933

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	2,887,711	2,919,961	6,811,866	6,756,269

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$51.99	$41.17	$47.67	$39.74
Formula rate total cost	$100.50	$87.63	$87.88	$80.80

For the three and six months ended June 30, 2026, total formula rate revenues increased $34.3 million, or 13.4%, and $52.7 million, or 9.7%, as compared to the same periods in 2025, respectively, primarily due to the increase in formula rate energy revenues. Formula rate energy revenues increased $29.9 million, or 24.9%, and $56.3 million, or 21.0%, respectively, primarily due to changes in our total energy rate.

The following table summarizes the changes to our total energy rate since 2025 to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2025	(6.4)
June 1, 2025	16.4
January 1, 2026	(1.1)
May 1, 2026	24.1

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Member distribution cooperatives:
Market-based rates:
Energy revenues	$68,493	$29,102	$147,566	$52,906
Demand revenues	13,126	5,175	25,877	8,676
Total Market-based rates revenues	$81,619	$34,277	$173,443	$61,582

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	780,765	464,732	1,486,339	853,299

For the three and six months ended June 30, 2026, total market-based rates revenues increased $47.3 million, or 138.1%, and $111.9 million, or 181.6%, as compared to the same periods in 2025, respectively, due to load growth related to increased member distribution cooperatives sales to data centers. See "Member Distribution Cooperatives" above.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Fuel	$40,984	$43,381	$206,530	$137,110
Purchased power	115,006	113,844	365,761	271,466
Transmission	62,079	52,241	123,118	112,531
Deferred energy	82,044	8,554	(66,541)	(58,260)
Operations and maintenance	28,674	27,381	53,455	51,641
Administrative and general	15,519	13,926	30,471	27,880
Depreciation and amortization	17,449	17,744	34,890	35,452
Amortization of regulatory asset/(liability), net	3,691	884	4,867	726
Accretion of asset retirement obligations	1,793	1,729	3,585	3,458
Taxes, other than income taxes	2,269	2,267	4,563	4,575
Total operating expenses	$369,508	$281,951	$760,699	$586,579

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

Total operating expenses increased $87.6 million, or 31.1%, and $174.1 million, or 29.7%, for the three and six months ended June 30, 2026, as compared to the same periods in 2025, respectively. The increase for the three months ended June 30, 2026, was primarily as a result of the increase in deferred energy expense. The increase for the six months ended June 30, 2026, was primarily as a result of increases in purchased power expense and fuel expense, slightly offset by the decrease in deferred energy expense.

•
Deferred energy expense, which represents the difference between energy revenues and energy expenses, increased $73.5 million for the three months ended June 30, 2026, and decreased $8.3 million for the six months ended June 30, 2026. For the three months ended June 30, 2026, we over-collected $82.0 million, and for the six months ended June 30, 2026, we under-collected $66.5 million. To address the under-collection, which was primarily as a result of the periods of extreme cold weather in January and February of 2026, we increased our total energy rate 24.1%, effective May 1, 2026. Our deferred energy balance changed from an over-collection of $59.0 million as of December 31, 2025, to an under-collection of $7.5 million as of June 30, 2026. For further discussion on deferred energy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Deferred Energy" in Item 7 in our 2025 Annual Report on Form 10-K.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased $94.3 million, or 34.7%, for the six months ended June 30, 2026.
•
Purchased energy costs increased $97.8 million, or 40.2%, due to increases in the average cost and volume of purchased energy.
•
The average cost of purchased energy increased 25.5%.

•
The volume of purchased energy increased 11.7% primarily due to the increase in purchased energy in MWh for market-based rates sales.
•
Purchased capacity costs decreased $3.5 million, or 12.8%. Purchased capacity costs related to load served under the formula rate decreased $13.2 million, offset by the $9.7 million increase in purchased capacity costs related to load served under market-based rates.
•
Fuel expense increased 50.6% for the six months ended June 30, 2026, primarily due to the 46.2% increase in the average cost of fuel.

Other Items

Interest Charges, net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances, which is included in other interest. The major components of interest charges, net for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Interest on long-term debt	$(13,714)	$(10,980)	$(27,427)	$(21,957)
Interest on revolving credit facility	(383)	(720)	(679)	(1,857)
Other interest	(636)	(1,301)	(1,244)	(2,378)
Total interest charges	(14,733)	(13,001)	(29,350)	(26,192)
Allowance for borrowed funds used during construction	1,145	767	2,242	1,480
Interest charges, net	$(13,588)	$(12,234)	$(27,108)	$(24,712)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and six months ended June 30, 2026, as compared to the same period in 2025. For both 2026 and 2025, our board of directors approved that an additional equity contribution of $27.5 million would be collected ratably through rates charged to our member distribution cooperatives. Also, in the fourth quarter of 2025, our board of directors approved an additional equity contribution of $11.0 million for a total of $38.5 million. For the three and six months ended June 30, 2026, we recorded an additional equity contribution of $6.9 million and $13.8 million, respectively. For the three and six months ended June 30, 2025, we recorded an additional equity contribution of $6.9 million and $13.8 million, respectively.

Financial Condition

The principal changes in our financial condition from December 31, 2025 to June 30, 2026 were caused by the change in deferred energy, and increases in fuel, materials, and supplies, regulatory liabilities, nuclear decommissioning trust, other assets, and revolving credit facility.

•
Deferred energy changed $66.5 million due to the under-collection of our energy costs in 2026. Deferred energy changed from an over-collection of $59.0 million as of December 31, 2025, to an under-collection of $7.5 million as of June 30, 2026.
•
Fuel, materials, and supplies increased $49.0 million primarily due to the $29.2 million increase in RGGI CO2 allowances, the $10.2 million increase in renewable energy credits, and the $8.1 million increase in coal inventory.

•
Regulatory liabilities increased $39.1 million primarily due to the change in the unrealized gain on the nuclear decommissioning trust and the increase in the accrual for the zero-emission nuclear power production tax credit.
•
Nuclear decommissioning trust increased $32.2 million primarily due to the change in the unrealized gain on securities owned in the nuclear decommissioning trust and $7.4 million in earnings.
•
Other assets increased $30.0 million primarily due to the decrease in the fair value of our natural gas hedges and the change in the fair value of our financial transmission rights.
•
Revolving credit facility increased $30.0 million due to borrowings under this facility.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

For the first six months of 2026, our operating activities used cash flows of $51.4 million and for the first six months of 2025, our operating activities provided cash flows of $42.2 million.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under this credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of June 30, 2026, we had outstanding under this facility $30.0 million in borrowings. As of December 31, 2025, we did not have any borrowings outstanding under this facility. As of June 30, 2026 and December 31, 2025, we did not have any letters of credit outstanding under this facility.

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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of June 30, 2026, had a balance of $372.8 million. Our future contingent obligations primarily relate to power purchase and natural gas contracts, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, asset retirement obligations, and our contingent obligations as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the second quarter of 2026.

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1 in our 2025 Annual Report on Form 10-K.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: August 11, 2026	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)