Form 10-Q
period 2026-09-30
OLD DOMINION ELECTRIC COOPERATIVE
filed 2026-11-10
CIK 885568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

OLD DOMINION ELECTRIC COOPERATIVE

OLD DOMINION ELECTRIC COOPERATIVE

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(in thousands)
	(unaudited)
ASSETS:
Electric Plant:
Property, plant, and equipment	$2,630,767	$2,616,856
Less accumulated depreciation	(1,335,182)	(1,292,398)
Net Property, plant, and equipment	1,295,585	1,324,458
Nuclear fuel, at amortized cost	10,952	19,183
Construction work in progress	235,356	157,532
Net Electric Plant	1,541,893	1,501,173
Investments:
Nuclear decommissioning trust	369,404	340,568
Unrestricted investments and other	2,305	2,270
Total Investments	371,709	342,838
Current Assets:
Cash and cash equivalents	107,289	168,449
Accounts receivable	67,691	50,058
Accounts receivable–members	153,984	156,093
Fuel, materials, and supplies	120,185	99,585
Prepayments and other	31,903	16,599
Total Current Assets	481,052	490,784
Deferred Charges and Other Assets:
Regulatory assets	42,103	8,866
Other assets	51,092	37,625
Total Deferred Charges and Other Assets	93,195	46,491
Total Assets	$2,487,849	$2,381,286
CAPITALIZATION AND LIABILITIES:
Capitalization:
Patronage capital	$578,535	$549,142
Non-controlling interest	7,055	6,937
Total Patronage capital and Non-controlling interest	585,590	556,079
Long-term debt	1,074,950	1,074,652
Total Capitalization	1,660,540	1,630,731
Current Liabilities:
Long-term debt due within one year	49,041	49,041
Accounts payable	146,461	130,494
Accounts payable–members	29,136	15,349
Accrued expenses	23,214	5,942
Deferred energy	19,815	59,025
Total Current Liabilities	267,667	259,851
Deferred Credits and Other Liabilities:
Asset retirement obligations	222,169	216,791
Regulatory liabilities	293,603	256,163
Other liabilities	43,870	17,750
Total Deferred Credits and Other Liabilities	559,642	490,704
Total Capitalization and Liabilities	$2,487,849	$2,381,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF REVENUES,

EXPENSES, AND PATRONAGE CAPITAL (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating Revenues	$459,579	$347,662	$1,257,884	$972,197
Operating Expenses:
Fuel	60,548	70,561	267,078	207,671
Purchased power	215,333	122,851	581,094	394,317
Transmission	61,096	54,026	184,214	166,557
Deferred energy	27,331	19,389	(39,210)	(38,871)
Operations and maintenance	37,842	25,530	91,297	77,171
Administrative and general	14,901	14,362	45,372	42,242
Depreciation and amortization	17,478	17,780	52,368	53,232
Amortization of regulatory asset/(liability), net	15,406	(13,063)	20,273	(12,337)
Accretion of asset retirement obligations	1,793	1,730	5,378	5,188
Taxes, other than income taxes	2,299	2,099	6,862	6,674
Total Operating Expenses	454,027	315,265	1,214,726	901,844
Operating Margin	5,552	32,397	43,158	70,353
Other income/(expense), net	(101)	(7)	(291)	(143)
Investment income/(expense), net	17,645	(11,060)	27,062	(5,073)
Interest charges, net	(13,269)	(11,858)	(40,377)	(36,570)
Income tax expense	(14)	(15)	(41)	(42)
Net Margin including Non-controlling interest	9,813	9,457	29,511	28,525
Non-controlling interest	(40)	(40)	(118)	(120)
Net Margin attributable to ODEC	9,773	9,417	29,393	28,405
Patronage Capital - Beginning of Period	568,762	519,395	549,142	500,407
Patronage Capital - End of Period	$578,535	$528,812	$578,535	$528,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Operating Activities:
Net Margin including Non-controlling interest	$29,511	$28,525
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization	52,368	53,232
Other non-cash charges	13,907	14,945
Change in current assets	(51,428)	26,815
Change in deferred energy	(39,210)	(38,871)
Change in current liabilities	50,904	(9,342)
Change in regulatory assets and liabilities	(532)	13,986
Change in other assets and other liabilities	12,650	2,821
Net Cash Provided by Operating Activities	68,170	92,111
Investing Activities:
Purchases of available for sale securities	(25,000)	(97,177)
Proceeds from sale of available for sale securities	25,000	97,085
Increase in other investments	(24,133)	8,792
Electric plant additions	(105,197)	(55,040)
Net Cash Used for Investing Activities	(129,330)	(46,340)
Financing Activities:
Draws on revolving credit facility	180,000	125,000
Repayments on revolving credit facility	(180,000)	(140,000)
Net Cash Provided by (Used for) Financing Activities	—	(15,000)
Net Change in Cash and Cash Equivalents	(61,160)	30,771
Cash and Cash Equivalents - Beginning of Period	168,449	40,689
Cash and Cash Equivalents - End of Period	$107,289	$71,460

The accompanying notes are an integral part of the condensed consolidated financial statements.

OLD DOMINION ELECTRIC COOPERATIVE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
General

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated financial statements of ODEC and TEC, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our consolidated financial position as of September 30, 2026, our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The consolidated results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We have two classes of members. Our eleven Class A members are customer-owned electric distribution cooperatives engaged in the retail sale of power to member customers located in Virginia, Delaware, and Maryland. Our sole Class B member is TEC, a taxable corporation owned by our member distribution cooperatives. Our board of directors is composed of two representatives from each of the member distribution cooperatives and one representative from TEC. In accordance with Consolidation Accounting, TEC is considered a variable interest entity for which we are the primary beneficiary. We have eliminated all intercompany balances and transactions in consolidation. The assets and liabilities and non-controlling interest of TEC are recorded at carrying value and the consolidated assets were $7.1 million and $6.9 million as of September 30, 2026 and December 31, 2025, respectively. TEC's assets are utilized to settle TEC's liabilities. The income taxes reported on our Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital relate to the tax provision for TEC. As TEC is wholly-owned by our Class A members, its equity is presented as a non-controlling interest in our consolidated financial statements.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$167	$167	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	369,237	—	—	—
Unrestricted investments and other (3)	121	—	121	—
Derivatives - gas and power (4)	5,255	—	73	5,182
Total financial assets	$374,780	$167	$194	$5,182

Derivatives - gas and power (4)	$38,999	$26,407	$12,592	$—
Total financial liabilities	$38,999	$26,407	$12,592	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nuclear decommissioning trust (1)	$366	$366	$—	$—
Nuclear decommissioning trust - net asset value (1)(2)	340,202	—	—	—
Unrestricted investments and other (3)	86	—	86	—
Derivatives - gas and power (4)	16,365	—	472	15,893
Total financial assets	$357,019	$366	$558	$15,893

Derivatives - gas and power (4)	$13,360	$13,125	$235	$—
Total financial liabilities	$13,360	$13,125	$235	$—

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

Outstanding derivative instruments, excluding contracts accounted for as normal purchase/normal sale, were as follows:

		Quantity
		As of September 30,	As of December 31,
Commodity	Unit of Measure	2026	2025
Natural gas	MMBTU	112,130,000	105,060,000
Purchased power - financial transmission rights	MWh	10,573,221	7,247,703

The fair value of our derivative instruments, excluding contracts accounted for as normal purchase/normal sale, was as follows:

		Fair Value
		As of September 30,	As of December 31,
	Balance Sheet Location	2026	2025
		(in thousands)
Derivatives in an asset position:
Natural gas futures contracts	Other assets	$73	$472
Financial transmission rights	Other assets	5,182	15,893
Total Derivatives in an asset position		$5,255	$16,365

Derivatives in a liability position:
Natural gas futures contracts	Other liabilities	$38,999	$13,360
Total Derivatives in a liability position		$38,999	$13,360

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Revenues, Expenses, and Patronage Capital for the Three and Nine Months Ended September 30, 2026 and 2025

	Amount of Gain		Location of	Amount of Gain (Loss) Reclassified from
	(Loss) Recognized		Gain (Loss)	Regulatory Asset/Liability
	in Regulatory		Reclassified	into Income for the
Derivatives	Asset/Liability for		from Regulatory	Three Months		Nine Months
Accounted for Utilizing	Derivatives as of		Asset/Liability	Ended		Ended
Regulatory Accounting	September 30,		into Income	September 30,		September 30,
	2026	2025		2026	2025	2026	2025
	(in thousands)			(in thousands)
Natural gas futures contracts	$(40,444)	$(5,045)	Fuel	$(18,248)	$12,240	$(7,026)	$(10,812)
Purchased power	5,183	3,782	Purchased power	(2,890)	5,180	5,383	5,201
Total	$(35,261)	$(1,263)	Total	$(21,138)	$17,420	$(1,643)	$(5,611)

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

4.
Investments

Investments were as follows as of September 30, 2026 and December 31, 2025:

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
Description	Cost	Gains	Losses	Value	Value
	(in thousands)
September 30, 2026
Nuclear decommissioning trust (1)
Debt securities	$128,278	$—	$(4,812)	$123,466	$123,466
Equity securities	92,969	154,246	(1,444)	245,771	245,771
Cash and other	167	—	—	167	167
Total Nuclear decommissioning trust	$221,414	$154,246	$(6,256)	$369,404	$369,404

Other
Equity securities	$108	$13	$—	$121	$121
Non-marketable equity investments	2,184	1,845	—	4,029	2,184
Total Other	$2,292	$1,858	$—	$4,150	$2,305
					$371,709
December 31, 2025
Nuclear decommissioning trust (1)
Debt securities	$99,388	$2,471	$—	$101,859	$101,859
Equity securities	97,560	141,444	(661)	238,343	238,343
Cash and other	366	—	—	366	366
Total Nuclear decommissioning trust	$197,314	$143,915	$(661)	$340,568	$340,568

Other
Equity securities	$75	$11	$—	$86	$86
Non-marketable equity investments	2,184	2,188	—	4,372	2,184
Total Other	$2,259	$2,199	$—	$4,458	$2,270
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

Contractual maturities of debt securities as of September 30, 2026, were as follows:

Description	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total
	(in thousands)
Other (1)	$—	$—	$123,466	$—	$123,466
Total	$—	$—	$123,466	$—	$123,466

(1)
The contractual maturities of other debt securities are measured using the effective duration of the bond fund within the nuclear decommissioning trust.

5.
Other

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under this credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of September 30, 2026, and December 31, 2025, we did not have any borrowings or letters of credit outstanding under this facility.

Zero-emission Nuclear Power Production Tax Credit

The Inflation Reduction Act of 2022 provides for the zero-emission nuclear power production tax credit for electricity produced at a qualified nuclear power facility, including North Anna, and sold to an unrelated third party beginning in 2024. In 2025, we established a receivable as well as a regulatory liability for $43.5 million. In the first nine months of 2026, we accrued an additional $18.8 million for a total of $62.3 million. On October 29, 2026, we received $24.3 million of the receivable related to the zero-emission nuclear power production tax credit for tax year 2024. The ultimate total zero-emission nuclear power production tax credit realized by us may vary significantly based on future IRS guidance. For additional information, see Note 1 of the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

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

Our operating revenues for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate:
Energy revenues	$197,584	$151,268	$522,337	$419,753
Renewable energy credits	81	122	541	431
Demand revenues	137,661	127,488	411,083	404,627
Total Formula rate revenues	335,326	278,878	933,961	824,811
Market-based rates:
Energy revenues	78,483	29,119	226,049	82,025
Demand revenues	13,750	8,746	39,627	17,422
Total Market-based rates revenues	92,233	37,865	265,676	99,447

Total Member distribution cooperatives revenues	427,559	316,743	1,199,637	924,258

Non-members:
Energy revenues	13,824	8,412	35,601	23,714
Renewable energy credits	17,791	22,507	22,109	24,225
Demand revenues	405	—	537	—
Total Non-members revenues	32,020	30,919	58,247	47,939

Total Operating revenues	$459,579	$347,662	$1,257,884	$972,197

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

Critical Accounting Policies

As of September 30, 2026, there have been no significant changes in our critical accounting policies as disclosed in our 2025 Annual Report on Form 10-K. These policies include the accounting for regulated operations, deferred energy, margin stabilization, accounting for asset retirement and environmental obligations, and accounting for derivatives and hedging.

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

Our results from operations for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, were primarily impacted by increases in total revenues from sales to our member distribution cooperatives and purchased power expense. Our results from operations for the nine months ended September 30, 2026, as compared to the same period in 2025, were also impacted by the increase in fuel expense. In January and February of 2026, the PJM region experienced periods of extreme cold weather, which increased our member distribution cooperatives’ customers’ requirements for power and our purchased power and fuel expenses. Additionally, during the third quarter of 2026, the PJM region experienced periods of unseasonably hot and humid weather, which increased our member distribution cooperatives’ customers' requirements for power.

•
Total revenues from sales to our member distribution cooperatives, which is comprised of sales to our member distribution cooperatives - formula rate and sales to our member distribution cooperatives - market-based rates, increased 35.0% and 29.8%, for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, respectively.

•
Total revenues from sales to our member distribution cooperatives - formula rate increased 20.2% and 13.2%, respectively, primarily due to the increase in formula rate energy revenues. Formula rate energy revenues increased 30.6% and 24.4%, respectively, due to changes in our total energy rate and the increase in energy sales in MWh.
•
Total revenues from sales to our member distribution cooperatives - market-based rates increased 143.6% and 167.2%, respectively, primarily due to load growth related to increased member distribution cooperative sales to data centers.
•
Purchased power expense, which includes the cost of purchased energy and capacity, increased 75.3% and 47.4%, for the three and nine months ended September 30, 2026, respectively, primarily as a result of the increase in the cost of purchased energy.
•
Purchased energy costs increased 77.3% and 51.8%, respectively, due to increases in the average cost and volume of purchased energy.
•
The average cost of purchased energy increased 13.6% and 22.3%, respectively.
•
The volume of purchased energy increased 56.1% and 24.1%, respectively.
•
Fuel expense increased 28.6% for the nine months ended September 30, 2026, due to the 38.7% increase in the average cost of fuel partially offset by the 7.3% decrease in generation from our owned facilities.

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

As detailed in the table below, we utilized Margin Stabilization to reduce revenues for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Margin Stabilization adjustment	$3,060	$13,184	$11,051	$18,051

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

The heating and cooling degree days for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Heating degree days	—	—	—%	2,080	2,130	(2.3)%
Cooling degree days	1,102	872	26.4	1,402	1,252	12.0

Power Supply Resources

We provide power to our members through a combination of our interests in Wildcat Point, a natural gas-fired combined cycle generation facility; North Anna, a nuclear power station; Clover, a coal-fired generation facility; two natural gas-fired combustion turbine facilities (Louisa and Marsh Run); diesel-fired distributed generation facilities; and physically-delivered forward power purchase contracts and spot market energy purchases. Our energy supply resources for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(in MWh and percentages)
Generated:
Wildcat Point	734,968	16.0%	1,057,171	26.0%	1,983,881	15.0%	2,467,055	20.5%
North Anna	413,696	9.0	420,354	10.3	1,392,613	10.5	1,300,368	10.8
Clover	176,406	3.8	251,646	6.2	547,775	4.2	553,031	4.6
Louisa	219,134	4.8	253,067	6.2	575,837	4.4	517,373	4.3
Marsh Run	199,192	4.3	255,358	6.3	561,043	4.3	620,277	5.2
Distributed Generation	736	—	840	—	2,135	—	2,789	—
Total Generated	1,744,132	37.9	2,238,436	55.0	5,063,284	38.4	5,460,893	45.4
Purchased:
Other than renewable:
Long-term and short-term	1,438,275	31.3	1,049,960	25.8	4,069,837	30.8	3,446,180	28.7
Spot market (1)	1,254,626	27.3	668,324	16.5	3,408,634	25.8	2,513,083	20.9
Total Other than renewable	2,692,901	58.6	1,718,284	42.3	7,478,471	56.6	5,959,263	49.6
Renewable (2)	160,901	3.5	110,167	2.7	659,915	5.0	599,928	5.0
Total Purchased	2,853,802	62.1	1,828,451	45.0	8,138,386	61.6	6,559,191	54.6
Total Available Energy	4,597,934	100.0%	4,066,887	100.0%	13,201,670	100.0%	12,020,084	100.0%

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

Operational Availability

The operational availability of our owned generating resources for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Wildcat Point	93.6%	99.1%	87.5%	89.9%
North Anna	86.4	86.9	95.4	89.3
Clover	66.4	82.8	62.4	63.4
Louisa	99.8	99.2	97.2	98.2
Marsh Run	99.9	100.0	91.1	92.4

The operational availability is impacted by planned maintenance outages as well as unplanned outages.

Capacity Factor

The output of Wildcat Point, North Anna, and Clover for the three and nine months ended September 30, 2026 and 2025, as a percentage of maximum dependable capacity rating of the respective facility, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Wildcat Point	33.8%	48.5%	30.8%	38.2%
North Anna	85.3	86.8	96.9	90.4
Clover	20.4	26.9	21.0	19.9

Results of Operations

Operating Revenues

Our operating revenues are derived from sales of power and renewable energy credits to our member distribution cooperatives and non-members. ODEC sells excess purchased and generated energy not needed to meet the actual needs of our member distribution cooperatives to PJM, TEC, or other counterparties. Our financial statements represent the consolidated financial statements of ODEC and TEC and through the consolidation process, all intercompany balances and transactions have been eliminated and TEC’s sales are reflected as non-member revenues. Our operating revenues and energy sales in MWh by type of purchaser for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating revenues:
Member distribution cooperatives:
Formula rate	$335,326	$278,878	$933,961	$824,811
Market-based rates	92,233	37,865	265,676	99,447
Total Member distribution cooperatives	427,559	316,743	1,199,637	924,258

Non-members (1)	32,020	30,919	58,247	47,939
Total Operating revenues	$459,579	$347,662	$1,257,884	$972,197

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,577,225	3,361,616	10,389,091	10,117,885
Member distribution cooperatives - market-based rates	867,804	545,381	2,354,143	1,398,680
Non-members	124,373	146,205	405,596	448,488
Total Energy sales	4,569,402	4,053,202	13,148,830	11,965,053

(1)
Includes renewable energy credit sales of $17.8 million and $22.1 million for the three and nine months ended September 30, 2026, respectively, and $22.5 million and $24.2 million for the three and nine months ended September 30, 2025, respectively.

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

Formula Rate

Our operating revenues from sales to member distribution cooperatives - formula rate for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Member distribution cooperatives:
Formula rate:
Energy revenues	$197,584	$151,268	$522,337	$419,753
Renewable energy credits	81	122	541	431
Demand revenues	137,661	127,488	411,083	404,627
Total Formula rate revenues	$335,326	$278,878	$933,961	$824,811

Energy sales to:	(in MWh)
Member distribution cooperatives - formula rate	3,577,225	3,361,616	10,389,091	10,117,885

Average cost to member distribution cooperatives:	(per MWh)
Formula rate energy cost	$55.23	$45.00	$50.28	$41.49
Formula rate total cost	$93.74	$82.96	$89.90	$81.52

For the three and nine months ended September 30, 2026, total formula rate revenues increased $56.4 million, or 20.2%, and $109.2 million, or 13.2%, as compared to the same periods in 2025, respectively, primarily due to the increase in formula rate energy revenues. Formula rate energy revenues increased $46.3 million, or 30.6%, and $102.6 million, or 24.4%, respectively, due to changes in our total energy rate and the increase in energy sales in MWh. In January and February of 2026, the PJM region experienced periods of extreme cold weather, which increased our member distribution cooperatives’ customers’ requirements for power. Additionally, during the third quarter of 2026, the PJM region experienced periods of unseasonably hot and humid weather, which increased our member distribution cooperatives’ customers’ requirements for power.

The following table summarizes the changes to our total energy rate since 2025 to address the differences in our realized as well as projected energy costs:

Date	% Change
January 1, 2025	(6.4)
June 1, 2025	16.4
January 1, 2026	(1.1)
May 1, 2026	24.1

Market-based Rates

Our operating revenues from sales to member distribution cooperatives - market-based rates for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Member distribution cooperatives:
Market-based rates:
Energy revenues	$78,483	$29,119	$226,049	$82,025
Demand revenues	13,750	8,746	39,627	17,422
Total Market-based rates revenues	$92,233	$37,865	$265,676	$99,447

Energy sales to:	(in MWh)
Member distribution cooperatives - market-based rates	867,804	545,381	2,354,143	1,398,680

For the three and nine months ended September 30, 2026, total market-based rates revenues increased $54.4 million, or 143.6%, and $166.2 million, or 167.2%, as compared to the same periods in 2025, respectively, primarily due to load growth related to increased member distribution cooperatives sales to data centers.

Operating Expenses

The following is a summary of the components of our operating expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Fuel	$60,548	$70,561	$267,078	$207,671
Purchased power	215,333	122,851	581,094	394,317
Transmission	61,096	54,026	184,214	166,557
Deferred energy	27,331	19,389	(39,210)	(38,871)
Operations and maintenance	37,842	25,530	91,297	77,171
Administrative and general	14,901	14,362	45,372	42,242
Depreciation and amortization	17,478	17,780	52,368	53,232
Amortization of regulatory asset/(liability), net	15,406	(13,063)	20,273	(12,337)
Accretion of asset retirement obligations	1,793	1,730	5,378	5,188
Taxes, other than income taxes	2,299	2,099	6,862	6,674
Total operating expenses	$454,027	$315,265	$1,214,726	$901,844

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

Total operating expenses increased $138.8 million, or 44.0%, and $312.9 million, or 34.7%, for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, respectively. The increase for the three and nine months ended September 30, 2026, was primarily as a result of the increase in purchased power expense and the change in amortization of regulatory asset/(liability), net expense. Additionally, total operating expenses increased for the nine months ended September 30, 2026, as compared to the same period in 2025, as a result of the increase in fuel expense. In January and February of 2026, the PJM region experienced periods of extreme cold weather, which increased our purchased power and fuel expenses.

•
Purchased power expense, which includes the cost of purchased energy and capacity, increased $92.5 million, or 75.3%, and $186.8 million, or 47.4%, for the three and nine months ended September 30, 2026, respectively, primarily as a result of the increase in the cost of purchased energy.
•
Purchased energy costs increased $85.6 million, or 77.3%, and $183.4 million, or 51.8%, respectively, due to increases in the average cost and volume of purchased energy.
•
The average cost of purchased energy increased 13.6% and 22.3%, respectively.
•
The volume of purchased energy increased 56.1% and 24.1%, respectively.
•
Amortization of regulatory asset/(liability), net expense changed $28.5 million and $32.6 million, respectively, due to changes in the nuclear decommissioning trust. See "Other Items—Investment (expense)/income, net" below.
•
Fuel expense increased $59.4 million, or 28.6%, for the nine months ended September 30, 2026, due to the 38.7% increase in the average cost of fuel partially offset by the 7.3% decrease in generation from our owned facilities.

Other Items

Investment (expense)/income, net

Investment (expense)/income, net changed $28.7 million and $32.1 million, for the three and nine months ended September 30, 2026, respectively, primarily due to the change in investments in the nuclear decommissioning trust. During the third quarter of 2026, the change in investments in the nuclear decommissioning trust resulted in a realized gain and during the third quarter of 2025, resulted in a realized loss. As a rate-regulated entity, we account for certain revenues and expenses in accordance with Accounting for Regulated Operations, which allows certain of our revenues and expenses to be deferred. We deferred the realized gain and the realized loss through amortization of regulatory asset/(liability), net expense, resulting in no impact on net margin attributable to ODEC on the condensed consolidated statements of revenues, expenses, and patronage capital.

Interest Charges, net

The primary factors affecting our interest charges, net are issuances of indebtedness, scheduled payments of principal on our indebtedness, interest charges related to our revolving credit facility (including fees), and interest paid to our member distribution cooperatives on prepayment balances, which is included in other interest. The major components of interest charges, net for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Interest on long-term debt	$(13,721)	$(10,984)	$(41,148)	$(32,941)
Interest on revolving credit facility	(130)	(816)	(809)	(2,673)
Other interest	(637)	(910)	(1,881)	(3,288)
Total interest charges	(14,488)	(12,710)	(43,838)	(38,902)
Allowance for borrowed funds used during construction	1,219	852	3,461	2,332
Interest charges, net	$(13,269)	$(11,858)	$(40,377)	$(36,570)

Net Margin Attributable to ODEC

Net margin attributable to ODEC, which is a function of our total interest charges plus any additional equity contributions approved by our board of directors, was relatively flat for the three and nine months ended September 30, 2026, as compared to the same periods in 2025. For both 2026 and 2025, our board of directors approved that an additional equity contribution of $27.5 million would be collected ratably through rates charged to our member distribution cooperatives.

For the three and nine months ended September 30, 2026, we recorded an additional equity contribution of $6.9 million and $20.6 million, respectively, and for the three and nine months ended September 30, 2025, we recorded an additional equity contribution of $6.9 million and $20.6 million, respectively.

Financial Condition

The principal changes in our financial condition from December 31, 2025 to September 30, 2026 were caused by the increases in regulatory liabilities, regulatory assets, nuclear decommissioning trust, and other liabilities, and the decrease in deferred energy.

•
Regulatory liabilities increased $37.4 million primarily due to the deferral of realized gains on changes in investments in the nuclear decommissioning trust, the change in the unrealized gain on the nuclear decommissioning trust, and the increase in the accrual for the zero-emission nuclear power production tax credit.
•
Regulatory assets increased $33.2 million primarily due to the change in the net unrealized losses on derivative instruments.

•
Nuclear decommissioning trust increased $28.8 million primarily due to realized and unrealized gains and losses, net as well as earnings on securities owned in the nuclear decommissioning trust.
•
Other liabilities increased $26.1 million primarily due to the decrease in the fair value of our natural gas hedges.
•
Deferred energy decreased $39.2 million due to the under-collection of our energy costs in 2026. Deferred energy was an over-collection of $59.0 million as of December 31, 2025, and an over-collection of $19.8 million as of September 30, 2026.

Liquidity and Capital Resources

Sources

Cash generated by our operations, periodic borrowings under our revolving credit facility, and occasional issuances of long-term debt provide our sources of liquidity and capital.

Operations

For the first nine months of 2026 and 2025, our operating activities provided cash flows of $68.2 million and $92.1 million, respectively.

Revolving Credit Facility

We maintain a revolving credit facility to cover our short-term and medium-term funding needs that are not met by cash from operations or other available funds. The $400 million in aggregate commitments under this credit agreement mature on December 7, 2028, unless earlier terminated in accordance with the agreement. As of September 30, 2026, and December 31, 2025, we did not have any borrowings or letters of credit outstanding under this facility.

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

Uses

Our uses of liquidity and capital relate to funding our working capital needs, investment activities, and financing activities. Substantially all of our investment activities relate to capital expenditures in connection with our generating facilities. Additionally, we have asset retirement obligations in the future that are significantly offset by the nuclear decommissioning trust, which as of September 30, 2026, had a balance of $369.4 million. Our future contingent obligations primarily relate to power purchase and natural gas contracts, and we have no off-balance sheet obligations. Some of our power purchase contracts obligate us to provide credit support if our obligations issued under the Indenture are rated below specified thresholds by S&P and Moody’s. We currently anticipate that cash from operations, borrowings under our revolving credit facility, and potential issuances of long-term indebtedness will be sufficient to meet our liquidity needs for the near term, including planned capital expenditures, asset retirement obligations, and our contingent obligations as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

No material changes occurred in our exposure to market risk during the third quarter of 2026.

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. We have debt securities but no equity securities outstanding because we are a cooperative. See “Business—Overview” in Item 1 in our 2025 Annual Report on Form 10-K.

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

OLD DOMINION ELECTRIC COOPERATIVE
Registrant

Date: November 10, 2026	/s/ BRYAN S. ROGERS
Bryan S. Rogers
Senior Vice President and Chief Financial Officer
(Principal financial officer)